Form 10-K/A
period 1993-01-03
INTERFACE INC
filed 1994-03-02
CIK 715787

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10K/A


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 3, 1993

                        Commission File Number 0-12016
                        ------------------------------


                               INTERFACE, INC.
                            ---------------------
            (Exact name of registrant as specified in its charter)


              Georgia                                   58-1451243
     -------------------------               ----------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)


              Orchard Hill Road
              (P.O. Box 1503)
           LaGrange, Georgia 30241                         30241
     ------------------------------          ----------------------------------
     (Address of principal executive                     (zip code)
      offices)

     Registrant's telephone number, including area code: (706) 882-1891
                                                         --------------

     Securities Registered Pursuant to Section 12(b) of the Act: None
                                                                 ----

     Securities Registered Pursuant to Section 12(g) of the Act:

               Class A Common Stock, $0.10 Par Value Per Share
               -----------------------------------------------
                               (Title of Class)

               8% Convertible Subordinated Debentures Due 2013
               -----------------------------------------------
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

  Aggregate market value of the voting stock held by non-affiliates to the registrant as of March 15, 1993 (assuming conversion of Class B Common Stock into Class A Common Stock): $198,627,384 (15,133,515 shares valued at the last sales price of $13.125). See Item 12.

  Number of shares outstanding of each of the registrant's classes of Common Stock, as of March 15, 1993:

        Class                                 Number of Shares
        -----                                 ----------------

Class A Common Stock,
$0.10 par value per share ......................... 13,974,950

Class B Common Stock,
$0.10 par value per share ...........................3,289,950

                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Shareholders for the fiscal year ended January 3, 1993 are incorporated by reference into Parts I and II.

  Portions of the Proxy Statement for the 1993 Annual Meeting of Shareholders are incorporated by reference into Part III.

  Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Registrant's Form 10-K for the fiscal year ended January 3, 1993, as amended, is deleted in its entirety and the following is inserted in lieu thereof:

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


INTERFACE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

During 1992, the Company experienced moderate sales growth as a result of increased market share in its interior fabrics and chemical operations which was offset somewhat by the recessionary climate in most of its major markets, particularly Europe and the United States.

In addition, during 1992, the Company was able to recognize reduced selling, general and administrative expenses due to strict cost control measures implemented in 1991 in response to the general worldwide recession.

The Company plans to continue its cost containment efforts, and to make selective investments in emerging geographical markets and new products, as well as in employee training and quality improvement. The capital expenditure program will be focused in two general areas: supporting innovation and reducing costs. These initiatives should position the Company to change as the market demands and be even more efficient and responsive in meeting 1993's challenges.

The following table shows, as a percentage of net sales, certain items included in the Company's consolidated statements of income for each of the three years through the period ended January 3, 1993.

                                                       FISCAL YEAR ENDED
                                          ------------------------------------------
                                         1/3/93           12/29/91           12/30/90
- ------------------------------------------------------------------------------------
Net Sales                                100.0%             100.0%             100.0%
Cost of Sales                             68.0               67.7               65.9
- ------------------------------------------------------------------------------------
GROSS PROFIT
    ON SALES                              32.0               32.3               34.1
Selling, General and
     Administrative
     Expenses                             25.2               25.8               24.6
- ------------------------------------------------------------------------------------
OPERATING
    INCOME                                 6.8                6.5                9.5
Other Expense, Net                         3.7                4.1                3.5
- ------------------------------------------------------------------------------------
Income Before Taxes                        3.1                2.4                6.0
Taxes on Income                            1.0                 .9                2.2
- ------------------------------------------------------------------------------------
NET INCOME                                 2.1%               1.5%               3.8%
=====================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTERFACE, INC. AND SUBSIDIARIES

FISCAL 1992 COMPARED WITH FISCAL 1991

In fiscal 1992, the Company's net sales increased $12.3 million (2.1%) compared with fiscal 1991. The increase was due primarily to a unit volume increase of approximately 19% in the Company's interior fabrics and chemical operations, and, to a lesser extent, the weakening of the U.S. dollar, the Company's reporting currency, against the major currencies of its foreign markets. The increase in net sales was offset somewhat by decreased sales volume in the Company's carpet tile operations in the United Kingdom, Continental Europe and North America. These major markets continue to be adversely impacted by weak economic conditions, particularly in Europe, where the economic uncertainty has been aggravated by a climate of currency instability.

Cost of sales as a percentage of sales increased in 1992 compared with 1991 due primarily to (i) increased costs associated with the Company's Netherlands manufacturing facilities, which experienced unfavorable foreign currency exchange rates in its export markets, particularly the United Kingdom, Spain, Italy and Sweden, (ii) reduced efficiencies in the carpet tile manufacturing operations as a result of a 1.2 million square yard decline in unit volumes, and (iii) competitive price pressures in most major markets. During this period the average selling price per square yard of carpet decreased by aproximately 1.9%. These factors were offset somewhat by improved manufacturing efficiencies in the interior fabrics and chemical businesses.

Selling, general and administrative expenses as a percentage of sales decreased in 1992 from 1991 primarily as a result of (i) continued cost control measures implemented in 1991 which reduced discretionary spending, particularly for marketing expenses, (ii) rightsizing the workforce, particularly in Europe, where the work force was decreased by 20% over 1990 levels and (iii) an increase in net sales.

Other expense decreased $1.7 million in 1992, primarily due to a reduction in bank debt coupled with a decline in U.S. interest rates.

During fiscal 1992, the Company's effective income tax rate decreased to 33.9% from 37.8% in 1991. The principal reason for the decrease was a reduction in non-deductible depreciation expense related to assets acquired in previous acquisitions. Additionally, utilization of a net operating loss carryforward to offset current taxable income in Japan contributed to the reduction.

As a result of the aforementioned factors, the Company's net income increased 37.3% to $12.3 million in 1992 from $8.9 million in 1991.

FISCAL 1991 COMPARED WITH FISCAL 1990

In fiscal 1991, the Company's net sales decreased $41.7 million (6.7%) compared with fiscal 1990. The decrease was due primarily to a recessionary environment in most of the Company's major markets, which resulted in a 8.0% decline in unit volume in the interior fabrics, chemicals and carpet tile businesses. The decrease in net sales was accentuated by the weakening of currencies of the Company's major foreign markets against the U.S. dollar, the Company's reporting currency. These factors were offset somewhat by increased sales volume in the Company's carpet tile operations in Germany, Southern Europe, Southeast Asia and the Middle East.

Cost of sales as a percentage of sales increased in 1991 compared with 1990 due primarily to (i) competitive price pressures in most major markets, particularly France and Japan, resulting in a 1.0% decrease in average selling price per square yard of carpet (ii) reduced efficiencies in the manufacturing operations, which was a result of a decline in carpet tile unit volumes of 900,000 square yards, and (iii) the impact of business interruption insurance proceeds of $1.5 million, related to the May 1990 fire at the Company's carpet tile plant in the Netherlands, which reduced cost of sales in 1990.

Selling, general and administrative expenses as a percentage of sales increased in 1991 from 1990 primarily as a result of (i) increased selling costs associated with penetrating developing markets, particularly Southeast Asia, Southern Europe, Eastern Europe and Latin America, (ii) higher selling costs in the interior fabrics business due to emphasis on the U.S. refurbishment market for panel and upholstery fabrics, (iii) the incurring of redundancy costs associated with a reduction in the number of employees of the Company, which for 1991 somewhat offset the benefit of the reduced level of employee costs, and (iv) difficulty in pacing the 1991 cost reductions to the sales decline, thus delaying the benefit of the cost reduction efforts until 1992.

Other expense increased by $3.7 million in 1991, primarily due to certain unusual items which occurred in 1990, namely, a partial reversion of a foreign pension fund, and a gain on disposal of property and equipment resulting from a fire at the Netherlands facility. The increase in other expense was offset somewhat by a $1.9 million reduction in interest expense primarily due to a reduction in bank debt and a decline in U.S. interest rates.

During fiscal 1991, the Company's effective income tax rate of 37.8% remained substantially the same as that for fiscal 1990, although its components changed. Both state income taxes and nondeductible depreciation and amortization increased in percentage due to the relatively higher component of U.S. operations' taxable income in 1991. These increases were offset by the effects of lower foreign taxes, due to certain foreign refunds, credits, and rate reductions.

As a result of the aforementioned factors, the Company's net income decreased 62.2% to $8.9 million in 1991 from $23.6 million in 1990.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash over the last three fiscal years have been funds provided by operating activities and proceeds from additional long-term debt. In 1992, operating activities provided $41.7 million of cash compared to $31.1 million and $18.8 million in 1991 and 1990, respectively.

The primary use of cash during the three year period has been (i) additions to property and equipment at all of the Company's manufacturing facilities, (ii) increases in working capital items, and (iii) acquisitions of businesses. The addition to property and equipment required cash outlays of $53.5 million, while increases in working capital required $11.4 million, and the acquisitions of businesses required $5.3 million. Management believes these expenditures will result in expanded market presence and improved efficiency in the Company's production and distribution.

On June 30, 1992, the Company amended its existing revolving credit and term loan facilities. The amendment, among other things, increased the revolving credit facility by approximately $80 million, reduced the outstanding term loans by approximately $12 million, extended the term of the revolving credit and term loan facilities to June 30, 1999, reduced the interest rate on the prime borrowing option by 1/2%, and reduced the required annual amortization of the term loan. As of January 3, 1993, the Company had long-term debt of $59.7 million under its $150.0 million revolving lines of credit, $78 million of term debt and $103.9 million in convertible subordinated debt. The Company believes that it has minimized its exposure to interest rate fluctuations in that over one-half of its debt is at fixed interest rates.

The Company utilizes foreign hedging contracts in order to match anticipated cash flows from foreign operations with local currency debt obligations. Due to the strengthening of the U.S. dollar against the Dutch guilder and the British pound sterling, the Company, as of January 3, 1993, recognized a $21.1 million decrease in the foreign currency translation adjustment account.

At the end of fiscal 1992, the Company estimated capital expenditure requirements of approximately $17.0 million for 1993, with purchase commitments for $3.0 million. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the foreseeable future.

IMPACT OF INFLATION

Petroleum-based products comprise approximately 90% of the cost of raw materials used by the Company in manufacturing. The Company historically has been able to offset increases in the cost of such petroleum-based products with finished product price increases. Management cannot predict the extent to which it will be able to pass through any future cost increases.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has no post-retirement benefit plans nor any material post-employment benefits as covered by SFAS No. 106 Employers' Accounting for Post-retirement Benefits Other than Pensions and SFAS No. 112 Employers' Accounting for Post-employment Benefits.

  Part III, Item 8, Financial Statements and Supplementary Data, of the Registrant's Form 10-K for the fiscal year ended January 3, 1993, as amended, is deleted in its entirety and the following is inserted in lieu thereof:

      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and the report of independent certified public accountants identified in Item 14(a)(1) are included in this Report beginning at page F-1.

   Part IV, Item 14(a)(1) of the Registrant's Form 10-K for the fiscal year ended January 3, 1993, as amended, is deleted in its entirety and the following is inserted in lieu thereof:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.           Financial Statements

        The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are incorporated by reference in Item 8 of this Report:

        Consolidated Balance Sheets -- January 3, 1993 and December 29, 1991 Consolidated Statements of Income -- years ended January 3, 1993,
                December 29, 1991 and December 30, 1990
        Consolidated Statements of Shareholders' Equity -- years ended January
                3, 1993, December 29, 1991 and December 29, 1991
        Consolidated Statements of Cash Flows -- years ended January 3, 1993
                December 29, 1991 and December 30, 1990
        Notes to Consolidated Financial Statements
        Report of Independent Certified Public Accountants


                        INDEX OF FINANCIAL STATEMENTS

Consolidated Statements of Income
   years ended January 3, 1993,
   December 29, 1991 and, December 30, 1990 ................................F-1

Consolidated Balance Sheets,
  January 3, 1993 and December 29, 1991 ....................................F-2

Consolidated Statements of Shareholders' Equity
  years ended January 3, 1993, December 29, 1991
  and December 30, 1990 ....................................................F-3

Consolidated Statements of Cash Flows,
  years ended January 3, 1993, December 29, 1991
  and December 30, 1990 ....................................................F-4

Notes to Consolidated Financial Statements .................................F-5

Report of Independent Certified Public Accountants ........................F-12

CONSOLIDATED STATEMENTS OF INCOME

INTERFACE, INC. AND SUBSIDIARIES


                                                                                  Fiscal Year Ended
                                                                      ----------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               1/3/93           12/29/91            12/30/90
- --------------------------------------------------------------------------------------------------------------------
Net sales                                                            $594,078           $581,786           $623,467
Cost of sales                                                         404,130            393,733            410,652
- --------------------------------------------------------------------------------------------------------------------
  GROSS PROFIT ON SALES                                               189,948            188,053            212,815
Selling, general and administrative expenses                          149,509            150,100            153,317
- --------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                     40,439             37,953             59,498
- --------------------------------------------------------------------------------------------------------------------
Other expense (income)
  Interest expense                                                     21,894             23,253             25,192
  Other                                                                   (16)               370             (3,374)
- --------------------------------------------------------------------------------------------------------------------
                                                                       21,878             23,623             21,818
- --------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE TAXES ON INCOME                                        18,561             14,330             37,680
Taxes on income                                                         6,311              5,409             14,078
- --------------------------------------------------------------------------------------------------------------------
  Net Income                                                          $12,250             $8,921            $23,602
====================================================================================================================

EARNINGS PER SHARE
  Primary                                                               $0.71              $0.52              $1.37
  Fully diluted                                                         $0.71              $0.52              $1.24
====================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING
  Primary                                                              17,253             17,230             17,214
  Fully diluted                                                        23,398             23,375             23,359
====================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

INTERFACE, INC. AND SUBSIDIARIES


(IN THOUSANDS)                                                                          1/3/93              12/29/91
- --------------------------------------------------------------------------------------------------------------------
ASSETS

Current
  Cash and cash equivalents                                                           $  5,824             $  6,517
  Restricted cash equivalents                                                            4,419                3,859
  Accounts receivable - trade                                                          109,343              123,799
  Inventories                                                                          101,390              116,577
  Deferred income taxes                                                                    743                   --
  Prepaid expenses                                                                      10,712               11,802
- -------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                               232,431              262,554
- -------------------------------------------------------------------------------------------------------------------
Property and equipment
  Land                                                                                   7,522                7,973
  Building                                                                              69,617               70,335
  Equipment                                                                            134,984              120,835
  Construction in process                                                                5,642                7,651
- -------------------------------------------------------------------------------------------------------------------
                                                                                       217,765              206,794
  Less accumulated depreciation                                                        (80,160)             (67,388)
- -------------------------------------------------------------------------------------------------------------------
   NET PROPERTY AND EQUIPMENT                                                          137,605              139,406
- -------------------------------------------------------------------------------------------------------------------
Excess of cost over net assets acquired                                                133,321              142,684
Convertible note receivable                                                              3,649                3,060
Deferred income taxes                                                                    2,749                   --
Miscellaneous                                                                           24,365               21,734
- -------------------------------------------------------------------------------------------------------------------
                                                                                      $534,120             $569,438
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                    $ 43,530             $ 56,712
  Accrued expenses                                                                      38,642               32,393
  Current maturities of long-term debt                                                  11,425               22,908
- -------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                           93,597              112,013
Long-term debt, less current maturities                                                131,563              136,212
Convertible subordinated debentures                                                    103,925              103,925
Deferred income taxes                                                                   18,686               18,311
- -------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                                  347,771              370,461
- -------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock                                                                             --                   --
Common stock
  Class A                                                                                1,757                1,737
  Class B                                                                                  329                  346
Additional paid-in-capital                                                              82,110               81,769
Retained earnings                                                                      117,174              109,066
Foreign currency translation adjustment                                                  2,725               23,805
Treasury stock, 3,600 class A shares, at cost                                          (17,746)             (17,746)
- -------------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                         186,349              198,977
- -------------------------------------------------------------------------------------------------------------------
                                                                                      $534,120             $569,438
===================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

INTERFACE, INC. AND SUBSIDIARIES

                                                                                              FOREIGN
                                       CLASS A            CLASS B     ADDITIONAL              CURRENCY
(IN THOUSANDS, EXCEPT PER           COMMON STOCK       COMMON STOCK    PAID-IN    RETAINED   TRANSLATION  TREASURY
SHARE AMOUNTS)                     SHARES   AMOUNT    SHARES   AMOUNT  CAPITAL    EARNINGS   ADJUSTMENT   STOCK        TOTAL
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE 12/31/89                   17,180   $1,718    3,584      $358   $81,162    $84,812     $6,697    $(17,746)      $157,001
  Net income                                                                        23,602                                23,602
  Conversion of common stock           62        6      (62)       (6)
  Issuance of common stock             63        6                          573                                              579
  Cash dividends on common
    stock of $.24 per share                                                         (4,133)                               (4,133)
  Foreign currency translation
    adjustment                                                                                 21,360                     21,360
- ---------------------------------------------------------------------------------------------------------------------------------

BALANCE 12/30/90                   17,305    1,730    3,522       352    81,735    104,281     28,057     (17,746)       198,409
  Net income                                                                         8,921                                 8,921
  Conversion of common stock           56        6      (56)       (6)
  Issuance of common stock              5        1                           34                                               35
  Cash dividends on common
    stock of $.24 per share                                                         (4,136)                               (4,136)
  Foreign currency translation
    adjustment                                                                                 (4,252)                    (4,252)
- ---------------------------------------------------------------------------------------------------------------------------------

BALANCE 12/29/91                   17,366    1,737    3,466       346    81,769    109,066     23,805     (17,746)       198,977
  Net income                                                                        12,250                                12,250
  Conversion of common stock          172       17     (172)      (17)
  Issuance of common stock             33        3                          341                                              344
  Cash dividends on common
    stock of $.24 per share                                                         (4,142)                               (4,142)
  Foreign currency translation
    adjustment                                                                                (21,080)                   (21,080)
- --------------------------------------------------------------------------------------------------------------------------------
BALANCE 1/3/93                     17,571    $1,757   3,294      $329   $82,110   $117,174     $2,725    $(17,746)      $186,349
================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

INTERFACE, INC. AND SUBSIDIARIES

                                                                                                FISCAL YEAR ENDED
                                                                                       -------------------------------------
(IN THOUSANDS)                                                                         1/3/93        12/29/91       12/30/90
- ----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net Income                                                                     $   12,250       $   8,921       $ 23,602
    Adjustments to reconcile net income to cash
       provided by operating activities
       Depreciation and amortization                                                   22,257          19,723         21,570
       Deferred income taxes                                                           (9,059)          2,984          3,064
       Other                                                                           (2,315)             --             --
       Changes in current assets and liabilities
           Restricted cash equivalents                                                   (560)         (1,519)        (2,340)
           Accounts receivable                                                          8,324           6,179        (11,812)
           Inventories                                                                  8,976             891           (436)
           Prepaid expenses and other                                                    (848)         (3,578)        (4,486)
           Accounts payable and accrued expenses                                        2,111          (3,998)       (12,694)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                       41,136          29,603         16,468
- ----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Capital expenditures                                                              (14,476)        (15,375)       (23,705)
    Acquisitions of businesses                                                             --              --         (5,373)
    Other                                                                              (2,980)           (524)            --
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                      (17,456)        (15,899)       (29,078)
- ----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Long-term borrowings                                                                   --           7,639         17,956
    Principal payments on long-term debt                                              (12,438)        (19,100)       (12,675)
    Net borrowings (repayments) under
       revolving credit agreements                                                     (6,171)            818         (1,721)
    Proceeds from issuance of common stock                                                344              34            579
    Dividends paid                                                                     (4,142)         (4,136)        (4,133)
    Other                                                                              (1,562)             --             --
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                      (23,969)        (14,745)             6
- ----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used for) operating, investing
       and financing activities                                                          (289)         (1,041)       (12,604)
     Effect of exchange rate changes on cash                                             (404)           (152)         1,570
- ----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
     Net increase (decrease)                                                             (693)         (1,193)       (11,034)
     Balance, beginning of year                                                         6,519           7,710         18,744
- ----------------------------------------------------------------------------------------------------------------------------
     Balance, end of year                                                          $    5,824       $   6,517       $  7,710
============================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Interface, Inc. ("the Company") and its subsidiaries. All intercompany balances, investments and transactions are eliminated.

TRANSLATION OF FOREIGN CURRENCIES

The financial position and results of operations of the Company's foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income statement items are translated at the average rate of exchange prevailing during the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account in shareholders' equity. Exchange gains and losses on intercompany balances or loans of a long-term investment nature are also recorded in the cumulative translation adjustment account. In the event of a divestiture of a foreign net investment or an investment being no longer considered long-term in nature, the related foreign currency translation results are reversed from equity to income. Other foreign currency transaction gains and losses are also included in income. Exchange gains and losses are not material in amount in any year.

INVENTORIES

Inventories are valued at the lower of cost (standards, which approximate actual cost on a first-in, first-out basis) or market. Maintenance, operating and office supplies are generally not inventoried.

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes and principally accelerated methods for income tax purposes. Estimated useful lives range from ten to fifty years for buildings and three to twelve years for machinery and equipment.

EXCESS OF COST OVER NET ASSETS ACQUIRED

The excess of purchase price over fair value of net assets of acquired businesses is amortized on a straight-line basis generally over forty years. Accumulated amortization amounted to approximately $16,834,000 and $13,710,000 at January 3, 1993 and December 29, 1991, respectively.

TAXES ON INCOME

Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting For Income Taxes" was issued by the Financial Accounting Standards Board in February 1992 and was adopted by the Company effective at the beginning of fiscal 1992. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These temporary differences are determined in accordance with SFAS 109 and are generally more inclusive in nature than timing differences as determined under previously applicable generally accepted accounting principles. An additional requirement of SFAS 109 is that deferred tax liabilities or assets will be determined at the end of each period using the tax rate expected to be in effect when taxes are actually paid or recovered. Accordingly, under the new rules, deferred income taxes will increase or decrease in the same period in which a change in tax rates is enacted. Previous rules required providing deferred taxes using rates in effect when the tax asset or liability was first recorded, without subsequent adjustment solely for tax rate changes. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized for available tax credits, loss carryforwards and future deductible temporary differences.

EARNINGS PER SHARE AND DIVIDENDS

Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year, retroactively adjusted to give effect to stock dividends and stock splits. It is assumed that all dilutive stock options are exercised at the beginning of each year and that the proceeds are used to purchase shares of the Company's Common Stock. The effect of dilutive stock options is not reflected in earnings per share as it is less than 3%. Fully diluted earnings per share are computed as if all debentures convertible into the Company's Common Stock were converted at the beginning of each period, with earnings being increased for interest expense, net of income taxes, that would not have been incurred had the conversion taken place. For fiscal 1992 and 1991, fully diluted earnings per share is the same as primary earnings per share, since the effect of the conversion of the debentures is antidilutive. For the purposes of computing earnings per share and dividends paid per share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (3,600,000 Class A shares, recorded at cost).

FISCAL YEAR

The Company's fiscal year ends on the Sunday nearest December 31. The fiscal year ended January 3, 1993, comprised 53 weeks, and fiscal years ended December 29, 1991 and December 30, 1990 each comprised 52 weeks.

NOTE 2--CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

(IN THOUSANDS)                                                       1/3/93                      12/29/91
- ---------------------------------------------------------------------------------------------------------
Cash                                                               $  5,549                      $  6,446
Cash equivalents                                                        275                            71
- ---------------------------------------------------------------------------------------------------------
   TOTAL                                                           $  5,824                      $  6,517
=========================================================================================================

Cash equivalents, carried at cost which approximates market, consist of short-term, highly liquid investments which are readily convertible into cash and have initial maturities of three months or less.

Under the Company's cash management program, checks in transit are not considered reductions of cash or accounts payable until presented to the bank for payment. At January 3, 1993 and December 29, 1991, checks not yet presented to the bank totalled $10,595,904 and $9,734,000, respectively. In accordance with a Workers' Compensation self-insurance arrangement in the State of Maine, the Company's interior fabrics subsidiary, Guilford of Maine, Inc. (Guilford) is required by state law to maintain a trust account to pay Workers' Compensation claims. At January 3, 1993 and December 29, 1991, the trust account had balances of approximately $4,419,000 and $3,859,000, respectively, and was included in restricted cash equivalents. Cash payments for interest amounted to approximately $21,066,000, $23,345,000, and $26,147,000 for the
years ended January 3, 1993, December 29, 1991 and December 30, 1990, respectively. Income tax payments amounted to approximately $8,890,000, $11,323,000, and $10,773,000 for the years ended January 3, 1993, December 29, 1991 and December 30, 1990, respectively.


NOTE 3--INVENTORIES

Inventories are summarized as follows:

(IN THOUSANDS)                                                       1/3/93                      12/29/91
- ---------------------------------------------------------------------------------------------------------
Finished goods                                                    $  55,527                     $  71,302
Work-in-process                                                      21,882                        14,325
Raw materials                                                        23,981                        30,950
- ---------------------------------------------------------------------------------------------------------
   TOTAL                                                          $ 101,390                     $ 116,577
=========================================================================================================

NOTE 4--ACCRUED EXPENSES

Accrued expenses consisted of the following:

(IN THOUSANDS)                                                       1/3/93                      12/29/91
- ---------------------------------------------------------------------------------------------------------
Compensation                                                       $ 12,615                      $ 10,663
Income taxes                                                          3,741                         6,320
Interest                                                              4,044                         3,216
Other                                                                18,242                        12,194
- ---------------------------------------------------------------------------------------------------------
   TOTAL                                                           $ 38,642                      $ 32,393
=========================================================================================================


NOTE 5--LONG-TERM DEBT


Long-term debt consisted of the following:

(IN THOUSANDS)                                                       1/3/93                      12/29/91
- ---------------------------------------------------------------------------------------------------------
Secured term loans                                                $  78,000                     $ 108,390
Revolving credit agreements                                          60,276                        32,243
Industrial revenue bonds                                              3,800                         4,700
Other                                                                   912                        13,787
- ---------------------------------------------------------------------------------------------------------
   TOTAL LONG-TERM DEBT                                             142,988                       159,120
   LESS CURRENT MATURITIES                                          (11,425)                      (22,908)
- ---------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                    $ 131,563                     $ 136,212
=========================================================================================================

During June 1992, the Company entered into an agreement to amend and restate its revolving credit and term loan facility. The amendment provides for, among other things, an increase in the revolving credit notes from $65,500,000 to $145,000,000 and a reduction in the secured term loans from approximately $92,600,000 to $80,000,000. Additionally, the facility, which originally was to expire during 1996, has been extended to June 30, 1999. The amended and restated revolving credit and secured term loans are collateralized by substantially all of the outstanding stock of the Company's operating subsidiaries (except certain foreign subsidiaries, for which only 66% of the outstanding stock was pledged). The secured term loans are payable quarterly, in increasing amounts, plus interest through June 1999. Interest is charged at the average of the federal funds rate plus 1/2% and the bank's prime lending rate (6% at January 3, 1993) or, at the Company's option, a rate based on either the bank's certificate of deposit rate (3.52% at January 3, 1993) or at a rate ranging from LIBOR plus 3/4% to LIBOR plus 1 1/2%, depending upon the Company's ability to meet certain performance criteria. LIBOR was 3.34% at January 3, 1993. The Company is also required to pay a commitment fee ranging from 3/8% to 1/2% per annum on the unused portion of the revolving credit loans depending upon the Company's ability to meet certain performance criteria. The agreements require prepayment from specified excess cash flows or proceeds from certain asset sales and provide for restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets, limit the payment of dividends, and prohibit the retirement of its Convertible Subordinated Debentures. At January 3, 1993, approximately $11,983,000 of the Company's retained earnings were unrestricted and available for payment of dividends under the most restrictive terms of the agreement. No prepayments from excess cash flows were made during 1992.

Future maturities of long-term debt based on fixed payments (amounts could be higher if excess cash flows or asset sales require prepayment of debt under the revolving credit agreements) are as follows:

FISCAL YEAR                                                  (IN THOUSANDS)
- ---------------------------------------------------------------------------
1993                                                              $  11,425
1994                                                                 10,603
1995                                                                 10,400
1996                                                                 10,400
1997                                                                 11,900
Thereafter                                                           88,260
- ---------------------------------------------------------------------------
   TOTAL                                                          $ 142,988
===========================================================================


Additionally, the Company maintains $23,500,000 in revolving lines of credit through several of its subsidiaries. Interest is generally charged at the prime lending rate. Approximately $4,127,000 and $2,481,000 were outstanding under these lines and are included within accounts payable in the consolidated balance sheets at January 3, 1993 and December 29, 1991, respectively.

NOTE 6--CONVERTIBLE SUBORDINATED

DEBENTURES

The Company has $103,925,000 aggregate principal amount of Convertible Subordinated Debentures ("Debentures") maturing in 2013 which were sold in a public offering. The Debentures are unsecured obligations of the Company and bear interest payable semi-annually at 8% per annum. They are convertible into shares of the Company's Class A Common Stock at a conversion price of approximately $16.92 per share. The Debentures are redeemable, at the option of the Company, at a price of 104% during 1993, and are redeemable at decreasing prices thereafter. Sinking fund payments starting in 1999 are required to retire 70% of the Debentures prior to maturity. Since issuance, no Debentures were converted or redeemed.

NOTE 7--TAXES ON INCOME

Effective December 30, 1991, the Company adopted the provisions of SFAS 109. Accordingly, for the year ended January 3, 1993, all disclosures are in accordance with the new rules. Under the provisions of SFAS 109, the Company elected not to restate prior years' consolidated financial statements. The cumulative effect of initial adoption on prior years' retained earnings was not significant. Additionally, the effect of the adoption of SFAS 109 upon income before taxes for fiscal 1992 was not significant.

Provisions for federal, foreign and state income taxes in the consolidated statements of income consisted of the following components:


                                                                        FISCAL YEAR ENDED
                                                    ----------------------------------------------------------
(IN THOUSANDS)                                       1/3/93                  12/29/91                 12/30/90
- --------------------------------------------------------------------------------------------------------------
Current:
   Federal                                         $  4,880                  $  2,087                 $  4,660
   Foreign                                            3,196                      (457)                   5,213
   State                                              1,352                       795                    1,141
- --------------------------------------------------------------------------------------------------------------
                                                      9,428                     2,425                   11,014
- --------------------------------------------------------------------------------------------------------------
Deferred:
   Federal                                           (2,606)                    1,598                    1,023
   Foreign                                              (15)                    1,132                    1,779
   State                                               (496)                      254                      262
- --------------------------------------------------------------------------------------------------------------
                                                     (3,117)                    2,984                    3,064
- --------------------------------------------------------------------------------------------------------------
TOTAL TAXES
   ON INCOME                                         $6,311                    $5,409                  $14,078
===============================================================================================================

Income before taxes on income consisted of the following:


                                                                        FISCAL YEAR ENDED
                                                    ----------------------------------------------------------
(IN THOUSANDS)                                       1/3/93                  12/29/91                 12/30/90
- --------------------------------------------------------------------------------------------------------------
U. S. operations                                   $  8,793                  $ 10,501                 $ 12,308
Foreign operations                                    9,768                     3,829                   25,372
- --------------------------------------------------------------------------------------------------------------
   TOTAL                                           $ 18,561                  $ 14,330                 $ 37,680
==============================================================================================================

Deferred income taxes for the year ended January 3, 1993, reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred income taxes for the years ended December 29, 1991, and December 30, 1990, result from "timing differences" in the recognition of income and expense for tax and financial reporting purposes and have not been restated.

Principal items making up the deferred tax provisions for those years are as follows:

                                                                                    FISCAL YEAR ENDED
                                                                            ----------------------------------
(IN THOUSANDS)                                                               12/29/91                 12/30/90
- --------------------------------------------------------------------------------------------------------------
Excess of tax over
  book depreciation                                                          $  2,560                 $  1,559
Other                                                                             424                    1,505
- --------------------------------------------------------------------------------------------------------------
  TOTAL                                                                      $  2,984                 $  3,064
==============================================================================================================

The sources of the temporary differences and their effect on deferred taxes at January 3, 1993, are as follows:

(IN THOUSANDS)                                                                 ASSETS              LIABILITIES
- --------------------------------------------------------------------------------------------------------------
Basis difference of
  property and equipment                                                     $      -                 $ 17,901
Net operating losses
  and foreign tax credits                                                       5,491                        -
Other differences in
  bases of assets and liabilities                                                 743                      785
Valuation allowance                                                            (2,742)                       -
- --------------------------------------------------------------------------------------------------------------
  TOTAL                                                                      $  3,492                 $ 18,686
==============================================================================================================

During the year ended January 3, 1993, the valuation allowance decreased approximately $1,587,000. At January 3, 1993, the Company had approximately $1,533,000 in foreign tax credits and $11,309,000 in net operating losses within a foreign subsidiary which are available for carryforward through 2000. The effective tax rate on income before taxes differs from the federal statutory rates. The following summary reconciles taxes at the federal statutory rates with the effective rates:


                                                                         FISCAL YEAR ENDED
                                                         ----------------------------------------------------
(IN THOUSANDS)                                           1/3/93                 12/29/91             12/30/90
- -------------------------------------------------------------------------------------------------------------
TAXES ON INCOME AT
  STATUTORY RATES                                          34.0%                    34.0%               34.0%
Increase (reduction)
  In taxes
  resulting from
  State income
    taxes, net of
    federal benefit                                         3.0                      4.8                 2.6
  Amortization of
    excess of cost
    over net assets
    acquired and
    related purchase
    accounting
    adjustments                                             2.5                      5.4                 2.4
  Differences in
    foreign tax rates                                      (4.6)                    (7.5)                1.2
  Other                                                    (1.0)                     1.1                (2.8)
- -------------------------------------------------------------------------------------------------------------
TAXES ON INCOME AT
  EFFECTIVE RATES                                          33.9%                    37.8%               37.4%
=============================================================================================================

The Company has not provided for possible U.S. income taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's U.S. tax liability, if any. Where it is contemplated that earnings will be remitted, credit for foreign taxes already paid generally will offset applicable U.S. income taxes. In cases where they will not offset U.S. income taxes, appropriate provisions are included in the consolidated statements of income. As of January 3, 1993, such undistributed earnings aggregated approximately $75,439,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

NOTE 8--EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have trusteed, defined benefit retirement plans ("Plans") which cover substantially all of their employees except those of Guilford, which has its own 401(k) plan. The benefits are generally based on years of service and the employee's average monthly compensation. Pension expense was $1,743,000, $1,583,000 and $1,265,000 for the fiscal years ended January 3, 1993, December 29, 1991 and December 30, 1990, respectively. Assets exceeded accumulated benefits in certain Plans and accumulated benefits exceeded assets in others as of January 3, 1993. As of December 29, 1991, assets exceeded accumulated benefits in all Plans. The ranges of assumptions used for the actuarial determinations reflect the different economic environments within the various countries where the Plans exist. In 1992 and 1991, the assumed rates of return on Plan assets ranged from 7% to 10%. Measurement of the projected benefit obligation was based on assumed discount rates ranging from 7% to 10% and assumed long-term rates of compensation increases ranging from 5% to 8%.

The Company has 401(k) retirement investment plans ("401(k) Plans"), which are open to all its U.S. employees with one or more years of service. The 401(k) Plans call for Company contributions on a sliding scale based on the level of the employee's contribution. Approximately 70% of eligible employees are enrolled in the 401(k) Plans. The Company's contributions are funded monthly by payment to the 401(k) Plan administrators. Company contributions totalled $474,000, $419,000 and $409,000 for the years ended January 3, 1993, December 29, 1991 and December 30, 1990, respectively.

The Company has a Salary Continuation Plan under which a specified monthly benefit will be paid to selected key employees (or employees' beneficiaries) for a specified period of time after retirement or death or disability prior to retirement. In return for these benefits, key employees must remain with the Company until the occurrence of one of these events. In addition, once benefit payments commence, the key employee must remain available as a consultant and not become employed by or consult for a competitor.

The table presented below sets forth the funded status of the Company's defined benefit plans and amounts recognized in the consolidated financial statements. All of the Company's significant domestic and foreign plans are reflected in the table for each year presented.


                                                                  1/3/93                        12/29/91
                                                  --------------------------------------   ------------------
                                                  ASSETS EXCEED              ACCUMULATED        ASSETS EXCEED
                                                    ACCUMULATED                 BENEFITS          ACCUMULATED
(IN THOUSANDS)                                         BENEFITS            EXCEED ASSETS             BENEFITS
- -------------------------------------------------------------------------------------------------------------
Plan assets at fair value, primarily
  insurance contract                                  $ 33,092                 $    364             $ 36,155
- -------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations
Vested benefits                                         25,307                      969               27,478
Non-vested benefits                                      1,009                       --                  913
- -------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                          26,316                      969               28,391
Effect of projected future salary increases              3,861                    2,294                7,992
- -------------------------------------------------------------------------------------------------------------
Projected benefit obligation                            30,177                    3,263               36,383
- -------------------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation    2,915                   (2,899)                (229)
Unrecognized net gain from past experience
  different from that assumed                           (3,403)                    (253)              (1,747)
Unrecognized prior service cost                            699                        --                 819
Unrecognized net asset existing at the date of initial
  application of SFAS 87                                  (471)                   2,181                  133
- -------------------------------------------------------------------------------------------------------------
ACCRUED PENSION COST                                  $   (260)                 $  (971)             $(1,024)
=============================================================================================================
Net pension cost included the following components:
  Service cost - benefits earned during the period    $  1,322                 $    146             $  1,553
  Interest cost on projected benefit obligation          2,764                      120                3,192
  Actual return on plan assets                          (4,524)                      --               (4,191)
  Net amortization and deferral                          1,927                      (12)               1,029
- -------------------------------------------------------------------------------------------------------------
NET PENSION COST                                      $  1,489                 $    254             $  1,583
=============================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

NOTE 9 --CAPITAL STOCK AND STOCK OPTIONS

The Company is authorized to issue 40,000,000 shares of $.10 par value Common Stock (Class A and B shares). Class A and B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. The Company is authorized to issue 5,000,000 shares of $1.00 par value Preferred Stock, of which none have been issued. The Company has a Key Employee Stock Option Plan ("Key Employee Plan") and an Off-Shore Stock Option Plan ("Off-Shore Plan"), under which a committee of the Board of Directors is authorized to grant key employees, including officers, options to purchase the Company's Common Stock. Options granted pursuant to the Key Employee Plan are exercisable for shares of Class A Common Stock at a price not less than 100% of the fair market value on the date of grant. The options are generally exercisable 20% per year for five years from the date of the grant and the options generally expire ten years from the date of the grant. An aggregate of 690,000 shares of Class A Common Stock has been reserved for issuance under this plan. Options are granted pursuant to the Off-Shore Plan to key non-U.S. employees and the directors of the Company's foreign subsidiaries. These options may be exercised for shares of Class A and B Common Stock as determined by the Compensation Committee of the Board of Directors. An aggregate of 1,000,000 shares of Common Stock (Class A or B) has been reserved for issuance under this Plan. As of January 3, 1993, the following stock options were outstanding under these Plans:

                          NUMBER OF
YEAR OF GRANT              SHARES          OPTION PRICE
- -------------------------------------------------------
1984                       120,000            $  7.50
1985                        30,000            $  6.50
1987                       100,000            $ 10.50
1988                       610,674    $ 7.375-$ 16.25
1990                        20,000            $ 18.62
1991                       225,000    $ 11.88-$ 13.00
1992                       275,000    $ 11.50-$ 13.75
- ------------------------------------------------------

During 1992, 32,000 and 1,290 options were exercised at an option price of $10.50 and $6.50, respectively. Additionally, approximately 222,000 options were forfeited or cancelled. At January 3, 1993, and December 29, 1991, approximately 702,000 and 520,000 options were exercisable at amounts ranging from $6.50 to $18.625.

NOTE 10--LEASE COMMITMENTS

The Company leases certain marketing locations, distribution facilities and equipment. Aggregate minimum rent commitments under operating leases having an initial term of more than one year are as follows:

FISCAL YEAR                            (IN THOUSANDS)
- -----------------------------------------------------
1993                                         $  6,467
1994                                            5,002
1995                                            2,072
1996                                            1,122
1997                                              690
Thereafter                                        519
- -----------------------------------------------------
  TOTAL                                       $15,872
=====================================================


Rental expense amounted to approximately $10,280,000, $9,314,000 and $8,325,000, for the fiscal years ended January 3, 1993, December 29, 1991 and December 30, 1990, respectively.

NOTE 11--BUSINESS AND FOREIGN OPERATIONS

The Company and its subsidiaries are engaged predominantly in the manufacture and sale of commercial interior finishings. Financial information by geographic area for the fiscal years ended January 3, 1993, December 29, 1991 and December 30, 1990, is as follows:

                            FISCAL YEAR ENDED
                  ------------------------------------
(IN THOUSANDS)      1/3/93      12/29/91     12/30/90
- -----------------------------------------------------
SALES TO
   UNAFFILIATED
   CUSTOMERS
   United States  $255,476     $248,368      $254,407
   Canada            7,268       17,026        22,628
   Europe          273,665      271,518       288,829
   Far East and
      Australia     47,669       44,874        57,603
- -----------------------------------------------------
   Total          $594,078     $581,786      $623,467
=====================================================
OPERATING
   INCOME
   United States  $ 21,347     $ 23,114      $ 27,590
   Canada              572          950         1,616
   Europe           20,099       14,734        25,592
   Far East and
       Australia    (1,579)        (845)        4,700
- -----------------------------------------------------
   Total          $ 40,439     $ 37,953      $ 59,498
======================================================
IDENTIFIABLE
   ASSETS
   United States  $246,195     $247,591      $242,276
   Canada            7,745       14,550        12,748
   Europe          242,020      269,811       291,620
   Far East and
       Australia    38,160       37,486        35,727
- -----------------------------------------------------
   Total          $534,120     $569,438      $582,371
=====================================================

NOTE 12--QUARTERLY DATA AND SHARE
INFORMATION (UNAUDITED)

The Company's Class A Common Stock is traded in the over-the-counter market under the symbol IFSIA and is quoted on the NASDAQ National Market System. The Company's Class B Common Stock is not publicly traded, but is convertible into Class A Common Stock on a one-for-one basis. Both classes of Common Stock share in dividends (see note 5 for discussion of restrictions on the payment of dividends). The following table sets forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company's Class A Common Stock. The prices represent the reported high and low closing sale prices.


(IN THOUSANDS,                                         FIRST               SECOND               THIRD             FOURTH
EXCEPT PER SHARE AMOUNTS)                            QUARTER              QUARTER             QUARTER            QUARTER
- ------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JANUARY 3, 1993
Net Sales                                          $ 154,490            $ 149,299           $ 143,716          $ 146,573
Gross Profit                                          50,202               48,876              46,005             44,865
Net Income                                             3,779                3,408               1,904              3,159
Earnings per Share:
    Primary                                             0.22                 0.20                0.11               0.18
    Fully diluted *<F1>                                 0.22                 0.20                0.11               0.18
Share prices:
    High                                              14 1/8               16 1/2                  15             13 7/8
    Low                                               11 3/8               12 3/8              12 3/4              9 5/8
Dividends per Common Share                              0.06                 0.06                0.06               0.06
- ------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 29, 1991
Net Sales                                          $ 151,461            $ 144,974           $ 137,203          $ 148,148
Gross Profit                                          47,201               47,540              45,679             47,633
Net Income                                             1,660                2,106               1,664              3,491
Earnings per Share:
    Primary                                             0.10                 0.12                0.10               0.20
    Fully diluted *<F1>                                 0.10                 0.12                0.10               0.20
Share prices:
    High                                              12 1/4               14 1/2              14 1/4             10 3/4
    Low                                                8 1/4               10 3/4               9 1/4              7 3/8
Dividends per Common Share                              0.06                 0.06                0.06               0.06
========================================================================================================================

<F1> *For the fiscal years ended January 3, 1993 and December 29, 1991, earnings per on a fully diluted basis were antidilutive.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Interface, Inc.
LaGrange, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. and subsidiaries as of January 3, 1993 and December 29, 1991, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 3, 1993. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interface, Inc. and its subsidiaries as of January 3, 1993 and December 29, 1991, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 1993, in conformity with generally accepted accounting principles.

As described in Note 7 to the consolidated financial statements, during the year ended January 3, 1993, the Company changed its method of accounting for income taxes.


/s/ BDO Seidman
- ------------------------------------------
Atlanta, Georgia
February 16, 1993

                                  SIGNATURE

     Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this reported on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INTERFACE, INC.


Date:  February 28, 1994


                         By: /s/ Daniel T. Hendrix
                             ---------------------
                             Vice-President
                             Officer (Principal Executive Financial Officer)