Form 10-Q/A
period 1993-07-04
INTERFACE INC
filed 1994-03-02
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934


FOR QUARTERLY PERIOD ENDED JULY 4, 1993

                         COMMISSION FILE NUMBER 0-12016
                         ------------------------------

                                 INTERFACE, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                                          58-1451243
- ------------------------------                          ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)



           ORCHARD HILL ROAD, P.O. BOX 1503, LAGRANGE, GEORGIA 30241
           ---------------------------------------------------------
             (Address of principal executive offices and zip code)


                                 (706) 882-1891
                ------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes  X           No
                                                         -----           ------
Shares outstanding of each of the registrant's classes of common stock at August 10, 1993:

                    Class                                   Number of Shares
- ----------------------------------------------              ----------------
Class A Common Stock, $.10 par value per share                 14,090,513
Class B Common Stock, $.10 par value per share                  3,214,387

                                INTERFACE, INC.




         Part I, Item 1 of the Registrant's Form 10-Q for the quarter ended July 4, 1993 is deleted in its entirety and the following is inserted in lieu thereof:

                         PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                        INTERFACE, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)

 (In thousands)
 -----------------------------------------------------------------------------         July 4,                  January 3,
                                 ASSETS                                                 1993                      1993
 -----------------------------------------------------------------------------         -------                  ---------
 CURRENT ASSETS:
   Cash and Cash Equivalents                                                          $  8,418                   $ 10,243
   Accounts Receivable                                                                 119,299                    109,343
   Inventories                                                                         122,655                    101,390
   Deferred Tax Asset                                                                    1,517                        743
   Prepaid Expenses                                                                     15,617                     10,712
                                                                                       -------                    -------
      TOTAL CURRENT ASSETS                                                             267,506                    232,431


 PROPERTY AND EQUIPMENT, less
   accumulated depreciation                                                            143,421                    137,605
 EXCESS OF COST OVER NET ASSETS ACQUIRED                                               192,539                    133,321
 OTHER ASSETS                                                                           33,169                     30,763
                                                                                       -------                    -------
                                                                                      $636,635                   $534,120
                                                                                       =======                    =======
                  LIABILITIES AND SHAREHOLDERS' EQUITY
 ----------------------------------------------------------------------------
 CURRENT LIABILITIES:
   Accounts Payable                                                                     52,069                     43,530
   Accrued Expenses                                                                     41,462                     38,642
   Current Maturities of Long-Term Debt                                                 11,188                     11,425
                                                                                       -------                    -------
      TOTAL CURRENT LIABILITIES                                                        104,719                     93,597


 LONG-TERM DEBT, less current maturities                                               200,301                    131,563
 CONVERTIBLE SUBORDINATED DEBENTURES                                                   103,925                    103,925
 DEFERRED INCOME TAXES                                                                  22,149                     18,686
                                                                                       -------                    -------
      TOTAL LIABILITIES                                                                431,094                    347,771
                                                                                       =======                    =======
 SHAREHOLDERS' EQUITY:
   Preferred Stock                                                                      25,000                          -
   Common Stock:
    Class A                                                                              1,757                      1,757
    Class B                                                                                329                        329
   Additional Paid-In Capital                                                           82,110                     82,110
   Retained Earnings                                                                   120,053                    117,174
   Foreign Currency Translation Adjustment                                              (5,962)                     2,725
   Treasury Stock, 3,600
         Class A Shares, at Cost                                                       (17,746)                   (17,746)
                                                                                       -------                    -------
      TOTAL SHAREHOLDERS' EQUITY                                                       205,541                    186,349
                                                                                       -------                    -------
                                                                                      $636,635                   $534,120
                                                                                       =======                    =======

     See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                                  (Unaudited)


 (In thousands except per share amounts)
- ----------------------------------------

                                                                Three Months Ended                         Six Months Ended
                                                                ------------------                         ----------------
                                                           July 4,               July 5,              July 4,              July 5,
                                                             1993                 1992                 1993                 1992
                                                           ---------             --------             ---------            --------
 Net Sales                                                  $150,045             $149,299              $283,713            $303,789

 Cost of Sales                                               102,602              100,423               195,035             204,711
                                                             -------              -------               -------             -------
      Gross Profit on Sales                                   47,443               48,876                88,678              99,078
 Selling, General and Administrative Expense                  36,726               37,289                69,258              75,132
                                                             -------              -------               -------             -------
      Operating Income                                        10,717               11,587                19,420              23,946
 Other (Expense) Income - Net                                 (6,412)              (6,097)              (11,722)            (12,310)
                                                             -------              -------              --------            --------
      Income before Taxes on Income                            4,305                5,490                 7,698              11,636
 Taxes on Income                                               1,508                2,082                 2,697               4,449
                                                             -------              -------               -------            --------
 Net Income                                                    2,797                3,408                 5,001               7,187
 Less: Preferred Dividends                                        53                    0                    53                   0
                                                             -------              -------               -------             -------
 Net Income Available to Common Shareholders                  $2,744               $3,408                $4,948              $7,187
                                                             =======              =======               =======             =======



 Earnings Per Share
   Primary                                                     $0.16                $0.20                 $0.29               $0.42
   Fully Diluted<F1>*                                          $0.16                $0.20                 $0.29               $0.42
                                                             =======              =======               =======             =======


 Dividends Per Share of Common Stock                           $0.06                $0.06                 $0.12               $0.12
                                                             =======              =======               =======             =======

 Weighted Average Common Shares Outstanding
   Primary                                                    17,265               17,251                17,265              17,241
   Fully Diluted                                              23,410               23,396                23,410              23,386
                                                             =======              =======               =======             =======

        <F1>* For the three month and six month periods ended July 4, 1993 and
 July 5, 1992, respectively, earnings per share on a fully diluted basis were antidilutive.






           See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                          Six Months Ended
                                                                                 ------------------------------------
                                                                                  July 4,                     July 5,
 (In thousands)                                                                    1993                        1992
                                                                                 --------                    --------
 Operating Activities:
   Net Income                                                                     $ 5,001                    $ 7,187
   Adjustment to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                                                 11,993                     11,328
     Deferred income taxes                                                            (27)                        46
     Cash provided by (used for):
       Accounts receivable                                                          4,519                      2,412
       Inventories                                                                 (2,504)                     1,120
       Prepaid and other                                                           (4,097)                    (2,222)
       Accounts payable and accrued expenses                                       (6,324)                    (3,443)
                                                                                   -------                    -------
                                                                                    8,561                     16,428

 Investing Activities:
     Capital expenditures                                                          (6,805)                    (8,471)
     Acquisitions of businesses                                                   (40,324)                         0
     Other                                                                         (1,236)                    (1,583)
                                                                                   -------                    -------
                                                                                  (48,365)                   (10,054)
                                                                                   =======                   ========
 Financing Activities:
     Net borrowing of long-term debt                                               15,144                     (2,970)
     Issuance of preferred stock                                                   25,000                          0
     Issuance of common stock                                                           0                        344
     Dividends paid                                                                (2,072)                    (2,070)
     Other                                                                              0                     (1,276)
                                                                                   -------                    -------
                                                                                   38,072                     (5,972)
                                                                                   -------                    -------
 Net cash provided by operating,
   investing and financing activities                                              (1,732)                       402
 Effect of exchange rate changes on cash                                              (93)                        98
                                                                                   -------                    -------

 Cash and cash equivalents:
     Net increase (decrease) during the period                                     (1,825)                       500
     Balance at beginning of period                                                10,243                     10,376
     Balance at end of period                                                     $ 8,418                    $10,876
                                                                                   =======                   ========




     See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements

NOTE 1 - CONDENSED FOOTNOTES

         As contemplated by the Securities and Exchange Commission instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to the Company's year-end financial statements contained in its Annual Report to Shareholders for the fiscal year ended January 3, 1993, as filed with the Securities and Exchange Commission.

NOTE 2 - FISCAL YEAR END

         The Company's fiscal year ends on the Sunday nearest December 31. The fiscal year ended January 3, 1993 was comprised of 53 weeks. The fiscal year ending January 2, 1994 will be comprised of 52 weeks; therefore, the first quarter of fiscal 1993 was comprised of 13 weeks as compared to 14 weeks in fiscal 1992.

NOTE 3 - INVENTORIES

         Inventories are summarized as follows:

                                             July 4,                               January 3,
                                              1993                                    1993
                                           ---------                               ----------
Finished Goods                              $ 67,784                                 $ 55,527

Work-in-Process                               20,838                                   21,882

Raw Materials                                 34,033                                   23,981
                                            --------                                 --------
                                            $122,655                                 $101,390
                                            ========                                 ========


NOTE 4 - BUSINESS ACQUISITIONS

         The Company, through a series of stock purchases in June 1993, acquired 100% of the outstanding capital stock of Bentley Mills, Inc. ("Bentley"), a U.S. company engaged in the manufacturing and distribution of broadloom carpet, for the aggregate consideration of $34.0 million, which is comprised of $9.0 million in cash and $25.0 million of Series A Cumulative Convertible Preferred Stock. As part of the overall transaction, the Company also repaid Bentley's existing bank debt. The Company accounted for this transaction as a purchase. At the acquisition date, the fair value of the net liabilities of Bentley exceeded the fair

                        INTERFACE, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements

NOTE 4 - BUSINESS ACQUISITIONS (Continued)

value of its net assets by approximately $23.1 million. Accordingly, the excess of the purchase price ($34.0 million) over the fair value of net assets acquired was approximately $57.1 million and is being amortized over 40 years. The results of operations of Bentley have been included within the consolidated financial statements since June 1, 1993.

         The following table summarizes the pro forma results of operations of the Company as though the Bentley acquisition had occurred at the beginning of each of the six month periods presented:


(In Thousands, except Earnings Per Share)

                                    Six Month Period Ended
                           ----------------------------------------
                           June 4, 1993               June 28, 1992
                           ------------               -------------
Net Sales                     $341,729                     $356,310

Net Income                       6,837                        6,733

Earnings Per Share
   Primary                         .34                          .46

   Fully Diluted<F1>*              .34                          .46

     <F1>* For the six month periods ended July 4, 1993 and June 28, 1992, respectively, earnings per share on a fully diluted basis were antidilutive.



         On February 18, 1993, the Company acquired (through its fabrics subsidiary) the fabric division assets of Stevens Linen Associates, Inc., based in Dudley, Massachusetts, for $4.9 million. In addition, on January 14, 1993, the Company acquired (through certain of its U.S. and French subsidiaries), for $1.3 million, the patents, know-how and production equipment of Servoplan, S.A., a French company, relating to the low-profile access flooring system developed by Servoplan.

NOTE 5 - CAPITAL STOCK

         The Company issued a new Series A Cumulative Convertible Preferred Stock in conjunction with the Bentley transaction. The Preferred Stock is entitled to a 7% annual cumulative cash dividend that is payable quarterly. Shares of Series A Preferred Stock are non-voting, except as required by law or in limited circumstances to protect their preferential rights, but are convertible into shares of the Company's Class A Common Stock at a rate of one share for each $14.7875 of face value and accrued but unpaid dividends.

NOTE 6 - EARNINGS PER SHARE AND DIVIDENDS

         Earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during each period. Primary earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Fully diluted earnings per share are computed on the same basis as primary earnings per share, except that the 8% Convertible Subordinated Debentures issued in September 1988 are assumed to be converted to common stock and the interest thereon, net of income tax effect, is added back to net income.

                 For the purpose of computing earnings per share and dividends paid, the Company is treating as treasury stock (and, therefore, not outstanding) 3,600,000 shares of Class A Common Stock owned by Interface Europe, Ltd., a wholly-owned subsidiary in the United Kingdom.

                        INTERFACE, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements

________________________________________________________________________________


         The financial information included in this report has been prepared by the Company, without audit, and should not be relied upon to the same extent as audited financial statements. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim period. Nevertheless, the results shown are for an interim period and are not necessarily indicative of results to be expected for the year.

Part I, Item 2 of the Registrant's Form 10-Q for the quarter ended July 4, 1993 is deleted in its entirety and the following is inserted in lieu thereof.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS. For the three month and six month periods ended July 4, 1993, the Company's net sales increased $.7 million (.5%) and decreased $18.7 million (6.2%), respectively, compared to the same periods in 1992. The decrease for the six month period was primarily attributable to (i) the strengthening of the U.S. dollar against certain key European currencies,
(ii) slow sales in the U.S., Japan and Continental Europe carpet tile markets, accentuated by a continued recessionary climate, and (iii) competitive price pressures, particularly in the U.S. carpet tile operations. These decreases in sales were somewhat offset by sales generated by Bentley Mills, Inc., which was acquired during June 1993, coupled with increased sales volume in the Company's carpet tile operations in the Asia-Pacific, particularly Southeast Asia, and the interior fabrics operations.

         Cost of sales increased as a percentage of sales for the three and six months ended July 4, 1993, compared with the same periods in 1992. The increase was due primarily to (i) increased costs associated with the Company's Netherlands manufacturing facility, which experienced unfavorable foreign currency exchange rates in certain of its export markets, particularly the United Kingdom, Spain, Italy and Sweden, (ii) reduced efficiencies in the Company's carpet tile manufacturing operations as a result of a decline in unit volumes, and (iii) competitive price pressures in the U.S..

         Selling, general and administrative expenses as a percentage of sales decreased for the three and six months ended July 4, 1993, compared to the same periods in 1992, primarily as a result of continued cost control measures which were implemented in 1991 and 1992 throughout the Company, particularly in Europe.

         For the three month and six month periods ended July 4, 1993, the Company's other expense increased $.3 million and decreased $.6 million, respectively, compared to the same periods in 1992. The decrease for the six month period was primarily due to a reduction in outstanding bank debt, prior to the acquisition of Bentley, coupled with a decline in overall interest rates. The decrease in other expense associated with a decline in interest rates and bank reduction was offset, in the three month period ended July 4, 1993, by an increase interest expense on bank debt incurred in conjunction with the acquisition of Bentley in June 1993.

         Due, by and large, to the aforementioned factors, the Company's net income decreased 19.5% and 31.2%, respectively, for the three months and six months ended July 4, 1993, compared to the same periods in 1992.



         LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash for the six month period ended July 4, 1993 have been: (i) $34.1 million associated with the acquisition of Bentley Mills, (ii) $6.8 million for additions to property and equipment in the Company's manufacturing facilities, (iii) $4.9 million for a business acquisition in the Company's interior fabrics division, (iv) $1.3 million for investment in patents, and (v) $2.1 million for dividends paid. These uses of cash were funded, in part, by $25.0 million in newly issued preferred stock, $8.6 million in operating activities and $15.1 million from long-term financing.

         The Company, as of July 4, 1993, recognized an $8.3 million decrease in foreign currency translation adjustments compared to that of January 3, 1993, primarily due to the movement of the U.S. dollar against two key functional currencies, the British pound sterling and the Dutch guilder. This adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board (FASB) 52.

         The Company has amended and restated its existing revolving credit and term loan facilities in conjunction with the purchase of Bentley Mills. The amendment, among other things, increased the outstanding term loan by $55.0 million and reduced the revolving credit facility by approximately $25.0 million.

         Management believes that the cash provided by operations and available under long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.

         Bentley Mills' City of Industry, California plant is located in the San Gabriel Valley, which has been generally designated as a Superfund site. Neither the Environmental Protection Agency nor the potentially responsible party ("PRP") group has asserted that Bentley is a PRP in connection with such Superfund site.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERFACE, INC.



Date:  February 28, 1994               By:    /s/ Daniel T. Hendrix
                                          ------------------------------------
                                              Daniel T. Hendrix
                                              Vice President
                                               (Principal Financial Officer)