Form 10-Q/A
period 1993-10-03
INTERFACE INC
filed 1994-03-02
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

/ X /   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934


For Quarterly Period Ended October 3, 1993

                         Commission File Number 0-12016
                         ------------------------------

                                 INTERFACE, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                                          58-1451243
- -------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)



           ORCHARD HILL ROAD, P.O. BOX 1503, LAGRANGE, GEORGIA 30241
           ---------------------------------------------------------
             (Address of principal executive offices and zip code)


                                 (706) 882-1891
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes  X           No
                                                          ---             ---

Shares outstanding of each of the registrant's classes of common stock at November 1, 1993:

                     Class                                     Number of Shares
- ----------------------------------------------                 ----------------
Class A Common Stock, $.10 par value per share                       14,123,847
Class B Common Stock, $.10 par value per share                        3,214,387

Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, is deleted in its entirety and the following is inserted in lieu thereof:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS. For the three month and nine month periods ended October 3, 1993, the Company's net sales increased $23.9 million (16.6%) and $5.2 million (1.2%), respectively, compared to the same periods in 1992. The increase was primarily attributable to (i) sales generated by Bentley Mills, Inc., which was acquired during June 1993, (ii) increased sales volume in the Company's carpet tile operations in Asia-Pacific, particularly Southeast Asia and Australia, (iii) improved volume in the Company's Latin America operation, and (iv) continued improvement in unit volume in the Company's interior fabric and chemical operations. These increases in sales were somewhat offset by the strengthening of the U.S. dollar against certain key European currencies, particularly the pound sterling; slow sales in the Japan and Continental Europe carpet tile markets, which have continued to experience a recessionary economic climate; and competitive price pressures, particularly in the U.S. carpet tile market.

         Cost of sales decreased as a percentage of sales for the three month period ended October 3, 1993, compared to the same period in the prior year, while increasing for the nine month period compared to the same period in 1992. The decrease in cost of sales for the three months ended October 3, 1993 was due primarily to increased efficiencies in the Company's carpet manufacturing operations as a result of increased production efficiencies, improved quality and reduced waste, particularly in the United States and Europe where significant capital improvements were made. The increase for the nine month period was due primarily to (i) increased cost associated with the Company's Netherlands manufacturing facility, which experienced unfavorable foreign currency exchange rates in certain of its export markets, particularly the United Kingdom, Spain, Italy and Sweden, and (ii) competitive price pressures in the United States.

         Selling, general and administrative expense as a percentage of sales decreased for the three and nine months ended October 3, 1993, compared to the same periods in 1992, primarily as a result of continued cost control measures which were implemented in 1991 and 1992 throughout the Company, particularly in Europe.

         For the three month and nine month periods ended October 3, 1993, the Company's other expense increased $1.7 million and $1.2 million, respectively, compared to the same periods in 1992. The increase is primarily due to increased interest expense on bank debt incurred in conjunction with the acquisition of Bentley in June 1993.

         Due, by and large, to the aforementioned factors, coupled with the dividends paid on the Series A Preferred Shares, the Company's net income increased 81.0% and decreased 7.7%, respectively, for the three months and nine months ended October 3, 1993, compared to the same periods in 1992.

         LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash for the nine month period ended October 3, 1993 have been: (i) $10.3 million associated with the acquisition of Bentley, (ii) $11.2 million for additions to property and equipment in the Company's manufacturing facilities, (iii) $4.9 million for a business acquisition in the Company's interior fabrics division, (iv) $1.3 million for investment in patents, and (v) $3.5 million for dividends paid on common stock. These uses of cash were funded, in part, by $18.1 million in operating activities and $13.0 million from long-term financing.

         The Company, as of October 3, 1993, recognized a $6.1 million decrease in foreign currency translation adjustments compared to that of January 3, 1993, primarily due to the movement of the U.S. dollar against two key functional currencies, the British pound sterling and the Dutch guilder. This adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board (FASB) 52.

         In June 1993, the Company amended and restated its existing revolving credit and term loan facilities, and issued $25.0 million in preferred stock in conjunction with the purchase of Bentley. The amendment, among other things, increased the outstanding term loan by $55.0 million and reduced the revolving credit facility by approximately $20.0 million.

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


                                            INTERFACE, INC.



Date:  February 28, 1994              By: /s/Daniel T. Hendrix
                                          -----------------------------------
                                          Daniel T. Hendrix
                                          Vice President
                                          (Principal Financial Officer)