Form 10-K/A
period 1993-01-03
INTERFACE INC
filed 1994-03-23
CIK 715787

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10K/A  NO. 3


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

                                      2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTERFACE, INC. AND SUBSIDIARIES


FISCAL 1992 COMPARED WITH FISCAL 1991

        In fiscal 1992, the Company's net sales increased $12.3 million (2.1%) compared with fiscal 1991. The increase was due primarily to a unit volume increase of approximately 19% in the Company's interior fabrics and chemical operations, and to the weakening of the U.S. dollar, the Company's reporting currency, against the major currencies of its foreign markets, which accounted for a 2% increase in net sales. The increase in net sales was offset by a 3% decrease in sales volume in the Company's carpet tile operations in the United Kingdom, Continental Europe and North America. These major markets continue to be adversely impacted by weak economic conditions, particularly in Europe, where the economic uncertainty has been aggravated by a climate of currency instability.

        Cost of sales as a percentage of net sales increased slightly to 68% in 1992 compared with 67.7% in 1991 due primarily to (i) a .7% increase in costs associated with the Company's Netherlands manufacturing facilities, which experienced unfavorable foreign currency exchange rates in its export markets, particularly the United Kingdom, Spain, Italy and Sweden, (ii) reduced efficiencies in the carpet tile manufacturing operations as a result of a 1.2 million square yard decline in unit volumes, and (iii) competitive price pressures in most major markets. During this period the average selling price per square yard of carpet decreased by approximately 1.9%. These factors were offset somewhat by improved manufacturing efficiencies in the interior fabrics and chemical businesses, where the Company's unit volume increased 19% over the prior year in the interior fabrics and chemical operations.

        Selling, general and administrative expenses as a percentage of net sales decreased slightly to 25.2% in 1992 from 25.8% in 1991 primarily as a result of (i) continued cost control measures implemented in 1991 which reduced discretionary spending, particularly for marketing expenses (which decreased 4%), (ii) rightsizing the workforce, particularly in Europe, where the work force was decreased by 20% over 1990 levels and (iii) an increase in net sales.

        Other expense decreased $1.7 million in 1992, primarily due to a reduction in bank debt ($143 million at year end 1992 compared to $159 million at year end 1991) coupled with a decline in U.S. interest rates.

        During fiscal 1992, the Company's effective income tax rate decreased to 33.9% from 37.8% in 1991. The principal reason for the decrease was a reduction of $832,000 in non-deductible depreciation expense related to assets acquired in previous acquisitions. Additionally, utilization of a net operating loss carryforward of $2.6 million to offset current taxable income in Japan contributed to the reduction.

        As a result of the aforementioned factors, the Company's net income increased 37.3% to $12.3 million in 1992 from $8.9 million in 1991.


FISCAL 1991 COMPARED WITH FISCAL 1990


        In fiscal 1991, the Company's net sales decreased $41.7 million (6.7%) compared with fiscal 1990. The decrease was due primarily to a recessionary environment in most of the Company's major markets, which resulted in a 8.0% decline in unit volume in the interior fabrics, chemicals and carpet tile businesses. The decrease in net sales was accentuated by the weakening of currencies of the Company's major foreign markets against the U.S. dollar, the Company's reporting currency. These factors were offset somewhat by a 27% increase in sales volume in the Company's carpet tile operations in Germany, Southern Europe, Southeast Asia and the Middle East.

        Cost of sales as a percentage of net sales increased to 67.7% in 1991 compared to 65.9% in 1990 due primarily to (i) competitive price pressures in most major markets, particularly France and Japan, resulting in a 1.0% decrease in average selling price per square yard of carpet (ii) reduced efficiencies in the manufacturing operations, which was a result of a decline in carpet tile unit volumes of 900,000 square yards, and (iii) the impact of business interruption insurance proceeds of $1.5 million, related to the May 1990 fire at the Company's carpet tile plant in the Netherlands, which reduced cost of sales in 1990.

        Selling, general and administrative expenses as a percentage of net sales increased to 25.8% in 1991 from 24.6% in 1990 primarily as a result of
(i) a 51% increase in selling costs associated with penetrating developing markets, particularly Southeast Asia, Southern Europe, Eastern Europe and Latin America, (ii) a 6% increase in selling costs in the interior fabrics business due to emphasis on the U.S. refurbishment market for panel and upholstery fabrics, (iii) the incurring of redundancy costs associated with a reduction in the number of employees of the Company, which for 1991 somewhat offset the benefit of the reduced level of employee costs, and (iv) difficulty in pacing the 1991 cost reductions to the sales decline, thus delaying the benefit of the cost reduction efforts until 1992.

        Other expense increased by $3.7 million in 1991, primarily due to certain unusual items which occurred in 1990, namely, a partial reversion of a foreign pension fund, and a $1.2 million gain on disposal of property and equipment resulting from a fire at the Netherlands facility. The increase in other expense was offset somewhat by a $1.9 million reduction in interest expense primarily due to a reduction in bank debt ($159 million at year end 1991 compared to $171 million at year end 1990) and a decline in U.S. interest rates.

        During fiscal 1991, the Company's effective income tax rate of 37.8% remained substantially the same as that for fiscal 1990, although its components changed. State income taxes increased 85% and nondeductible depreciation and amortization increased 125% due to the relatively higher component of U.S. operations' taxable income in 1991. These increases were offset by the effects of lower foreign taxes, due to certain foreign refunds, credits, and rate reductions.

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

        On June 30, 1992, the Company amended its existing revolving credit and term loan facilities. The amendment, among other things, increased the revolving credit facility by $80 million, reduced the outstanding term loans by approximately $12 million, extended the term of the revolving credit and term loan facilities to June 30, 1999, reduced the interest rate on the prime borrowing option by 1/2%, and reduced the required annual amortization of the term loan. As of January 3, 1993, the Company had long-term debt of $59.7 million under its $150.0 million revolving lines of credit, $78 million of term debt and $103.9 million in convertible subordinated debt. The Company believes that it has minimized its exposure to interest rate fluctuations in that over one-half of its debt is at fixed interest rates.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

INTERFACE, INC. AND SUBSIDIARIES

                                                                                                FISCAL YEAR ENDED
                                                                                       -------------------------------------
(IN THOUSANDS)                                                                         1/3/93        12/29/91       12/30/90
- ----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net Income                                                                     $   12,250       $   8,921       $ 23,602
    Adjustments to reconcile net income to cash
       provided by operating activities
       Depreciation and amortization                                                   22,257          19,723         21,570
       Deferred income taxes                                                           (9,059)          2,984          3,064
       Other                                                                           (2,315)             --             --
       Changes in current assets and liabilities
           Accounts receivable                                                          8,324           6,179        (11,812)
           Inventories                                                                  8,976             891           (436)
           Prepaid expenses and other                                                    (848)         (3,578)        (4,486)
           Accounts payable and accrued expenses                                        2,111          (3,998)       (12,694)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                       41,696          31,122         18,808
- ----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Capital expenditures                                                              (14,476)        (15,375)       (23,705)
    Acquisitions of businesses                                                             --              --         (5,373)
    Restricted cash equivalents                                                          (560)         (1,519)        (2,340)
    Other                                                                              (2,980)           (524)            --
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                      (18,016)        (17,418)       (31,418)
- ----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Long-term borrowings                                                                   --           7,639         17,956
    Principal payments on long-term debt                                              (12,438)        (19,100)       (12,675)
    Net borrowings (repayments) under
       revolving credit agreements                                                     (6,171)            818         (1,721)
    Proceeds from issuance of common stock                                                344              34            579
    Dividends paid                                                                     (4,142)         (4,136)        (4,133)
    Other                                                                              (1,562)             --             --
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                      (23,969)        (14,745)             6
- ----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used for) operating, investing
       and financing activities                                                          (289)         (1,041)       (12,604)
     Effect of exchange rate changes on cash                                             (404)           (152)         1,570
- ----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
     Net increase (decrease)                                                             (693)         (1,193)       (11,034)
     Balance, beginning of year                                                         6,519           7,710         18,744
- ----------------------------------------------------------------------------------------------------------------------------
     Balance, end of year                                                          $    5,824       $   6,517       $  7,710
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


Date:  March 17, 1994


                         By: /s/ Daniel T. Hendrix
                             ---------------------
                             Vice-President
                             Officer (Principal Executive Financial Officer)