Form 10-K/A
period 1993-01-03
INTERFACE INC
filed 1994-03-23
CIK 715787

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10K/A  NO. 4


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


Date:  March 22, 1994


                         By: /s/ Daniel T. Hendrix
                             ---------------------
                             Vice-President
                             Officer (Principal Executive Financial Officer)