Form 10-Q/A
period 1993-07-04
INTERFACE INC
filed 1994-03-30
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 2


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

                                INTERFACE, INC.


         Part I, Item 1 of the Registrant's Form 10-Q, as amended, for the quarter ended July 4, 1993 is deleted in its entirety and the following is inserted in lieu thereof:

                         PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                        INTERFACE, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)

 (In thousands)
 -----------------------------------------------------------------------------         July 4,                  January 3,
                                 ASSETS                                                 1993                      1993
 -----------------------------------------------------------------------------         -------                  ---------
 CURRENT ASSETS:
   Cash and Cash Equivalents                                                          $  8,418                   $ 10,243
   Accounts Receivable                                                                 119,299                    109,343
   Inventories                                                                         122,655                    101,390
   Deferred Tax Asset                                                                    1,517                        743
   Prepaid Expenses                                                                     15,617                     10,712
                                                                                       -------                    -------
      TOTAL CURRENT ASSETS                                                             267,506                    232,431


 PROPERTY AND EQUIPMENT, less
   accumulated depreciation                                                            143,421                    137,605
 EXCESS OF COST OVER NET ASSETS ACQUIRED                                               192,539                    133,321
 OTHER ASSETS                                                                           33,169                     30,763
                                                                                       -------                    -------
                                                                                      $636,635                   $534,120
                                                                                       =======                    =======
                  LIABILITIES AND SHAREHOLDERS' EQUITY
 ----------------------------------------------------------------------------
 CURRENT LIABILITIES:
   Accounts Payable                                                                     52,069                     43,530
   Accrued Expenses                                                                     41,462                     38,642
   Current Maturities of Long-Term Debt                                                 11,188                     11,425
                                                                                       -------                    -------
      TOTAL CURRENT LIABILITIES                                                        104,719                     93,597


 LONG-TERM DEBT, less current maturities                                               200,301                    131,563
 CONVERTIBLE SUBORDINATED DEBENTURES                                                   103,925                    103,925
 DEFERRED INCOME TAXES                                                                  22,149                     18,686
                                                                                       -------                    -------
      TOTAL LIABILITIES                                                                431,094                    347,771

PREFERRED STOCK - REDEEMABLE                                                            25,000                          -
COMMON STOCK:
    Class A                                                                              1,757                      1,757
    Class B                                                                                329                        329
ADDITIONAL PAID-IN CAPITAL                                                              82,110                     82,110
RETAINED EARNINGS                                                                      120,053                    117,174
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                 (5,962)                     2,725
TREASURY STOCK, 3,600 CLASS A SHARES, AT COST                                          (17,746)                   (17,746)
                                                                                       -------                    -------

                                                                                      $636,635                   $534,120
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



 Earnings Per Common Share
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
                                            ========                                 ========


NOTE 4 - BUSINESS ACQUISITIONS

         The Company, through a series of stock purchases in June 1993, acquired 100% of the outstanding capital stock of Bentley Mills, Inc. ("Bentley"), a U.S. company engaged in the manufacturing and distribution of broadloom carpet, for the aggregate consideration of $34.0 million, which is comprised of $9.0 million in cash and $25.0 million of redeemable Preferred Stock. As part of the overall transaction, the Company also repaid Bentley's existing bank debt. The Company accounted for this transaction as a purchase. At the acquisition date, the fair value of the net liabilities of Bentley

                        INTERFACE, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements

NOTE 4 - BUSINESS ACQUISITIONS (Continued)

exceeded the fair value of its net assets by approximately $23.1 million. Accordingly, the excess of the purchase price ($34.0 million) over the fair value of net assets acquired was approximately $57.1 million and is being amortized over 40 years. The results of operations of Bentley have been included within the consolidated financial statements since June 1, 1993.

         The following table summarizes the pro forma results of operations of the Company as though the Bentley acquisition had occurred at the beginning of each of the six month periods presented:


(In Thousands, except Earnings Per Common Share)

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

         Preferred shareholders have the right to require the Company to redeem, after May 31, 2003, the then outstanding shares of Preferred Stock at face value plus all accrued but unpaid dividends. The Company is not required to establish any sinking or retirement fund with respect to the Preferred Stock.

         The Preferred Stock is entitled to a 7% annual cumulative cash dividend that is payable quarterly. Shares of Preferred Stock are non-voting, except as required by law or in limited circumstances to protect their preferential rights. The Preferred Stock is convertible into shares of the Company's Class A Common Stock at the rate of one share of Class A
Common Stock for each $14.7875 of face value thereof plus the amount of any accrued but unpaid dividends.

         The Company, at its sole option, may redeem any of the then outstanding Preferred Stock by paying in cash for each share redeemed the face value thereof plus all accrued but unpaid dividends. No such redemption is permitted before June 1, 1995. Between June 1, 1995 and May 31, 1996 such redemption is allowable if the market price of Class A Common Stock exceeds approximately $17.75. No limitations exist as to redemption subsequent to May 31, 1996.



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


                                       INTERFACE, INC.



Date:  March 28, 1994                  By:    /s/ Daniel T. Hendrix
                                          ------------------------------------
                                              Daniel T. Hendrix
                                              Vice President
                                               (Principal Financial Officer)