Form 10-Q/A
period 1993-10-03
INTERFACE INC
filed 1994-03-30
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-Q/A NO. 2


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

Part I, Item 1 of the Registrant's Form 10-Q, as amended for the quarter ended October 3, 1993 is deleted in its entirety and the following is inserted in lieu thereof:



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTERFACE, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)

(In thousands)

 -----------------------------------------------------------------------------        October 3,               October 3,
                                 ASSETS                                                 1993                      1993
 -----------------------------------------------------------------------------        ---------                -----------
 CURRENT ASSETS:
   Cash and Cash Equivalents                                                          $  8,275                   $ 10,243
   Accounts Receivable                                                                 126,689                    109,343
   Inventories                                                                         118,934                    101,390
   Deferred Tax Asset                                                                    1,517                        743
   Prepaid Expenses                                                                     15,546                     10,712
                                                                                       -------                    -------
      TOTAL CURRENT ASSETS                                                             270,961                    232,431


 PROPERTY AND EQUIPMENT, less
   accumulated depreciation                                                            143,059                    137,605
 EXCESS OF COST OVER NET ASSETS ACQUIRED                                               194,178                    133,321
 OTHER ASSETS                                                                           35,282                     30,763
                                                                                       -------                    -------
                                                                                      $643,480                   $534,120
                                                                                       =======                    =======
                  LIABILITIES AND SHAREHOLDERS' EQUITY
 ----------------------------------------------------------------------------
 CURRENT LIABILITIES:
   Accounts Payable                                                                     58,805                     43,530
   Accrued Expenses                                                                     37,113                     38,642
   Current Maturities of Long-Term Debt                                                 16,500                     11,425
                                                                                       -------                    -------
      TOTAL CURRENT LIABILITIES                                                        112,418                     93,597


 LONG-TERM DEBT, less current maturities                                               194,063                    131,563
 CONVERTIBLE SUBORDINATED DEBENTURES                                                   103,925                    103,925
 DEFERRED INCOME TAXES                                                                  22,042                     18,686
                                                                                       -------                    -------
      TOTAL LIABILITIES                                                                432,448                    347,771

PREFERRED STOCK - REDEEMABLE                                                            25,000                          -
COMMON STOCK:
    Class A                                                                              1,775                      1,757
    Class B                                                                                321                        329
ADDITIONAL PAID-IN CAPITAL                                                              82,638                     82,110
RETAINED EARNINGS                                                                      122,463                    117,174
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                 (3,419)                     2,725
TREASURY STOCK, 3,600 CLASS A SHARES, AT COST                                          (17,746)                   (17,746)
                                                                                       -------                    -------
                                                                                      $643,480                   $534,120
                                                                                       =======                    =======

     See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                                  (Unaudited)


 (In thousands except per share amounts)
- ----------------------------------------

                                                                Three Months Ended                         Nine Months Ended
                                                                ------------------                         ----------------
                                                          October 3,            October 4,           October 3,          October 4,
                                                            1993                  1992                 1993                1992
                                                          ---------             --------             ---------            --------
 Net Sales                                                  $167,586             $143,716              $452,672            $447,505
 Cost of Sales                                               113,030               97,711               309,437             302,422
                                                             -------              -------               -------             -------
      Gross Profit on Sales                                   54,556               46,005               143,235             145,083
 Selling, General and Administrative Expense                  41,669               38,072               110,927             113,204
                                                             -------              -------               -------             -------
      Operating Income                                        12,887                7,933                32,308              31,879
 Other (Expense) Income - Net                                 (6,934)              (5,213)              (18,656)            (17,523)
                                                             -------              -------              --------            --------
      Income before Taxes on Income                            5,953                2,720                13,652              14,356
 Taxes on Income                                               2,083                  816                 4,781               5,265
                                                             -------              -------               -------            --------
 Net Income                                                    3,870                1,904                 8,871               9,091
 Less: Preferred Dividends                                       423                    0                   476                   0
                                                             -------              -------               -------             -------
 Net Income Available to Common Shareholders                  $3,447               $1,904                $8,395              $9,091
                                                             =======              =======               =======             =======


 Earnings Per Common Share
   Primary                                                     $0.20                $0.11                 $0.49               $0.53
   Fully Diluted<F1>*                                          $0.20                $0.11                 $0.49               $0.53
                                                             =======              =======               =======             =======


 Dividends Per Share of Common Stock                           $0.06                $0.06                 $0.18               $0.18
                                                             =======              =======               =======             =======

 Weighted Average Common Shares Outstanding
   Primary                                                    17,309               17,226                17,280              17,249
                                                             =======              =======               =======             =======
   Fully Diluted                                              25,144               23,371                24,068              23,393
                                                             =======              =======               =======             =======

<F1>* For the three month and nine month periods ended October 3, 1993 and
      October 4, 1992, respectively, earnings per share on a fully diluted basis were antidilutive.






           See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                         Nine Months Ended
                                                                                 ------------------------------------
                                                                                 October 3,                 October 4,
 (In thousands)                                                                    1993                        1992
                                                                                 --------                    --------
 Operating Activities:
   Net Income                                                                     $ 8,871                    $ 9,091
   Adjustment to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                                                 20,520                     16,977
     Deferred income taxes                                                            (87)                    (1,935)
     Cash provided by (used for):
       Accounts receivable                                                         (1,705)                     6,757
       Inventories                                                                    870                      4,491
       Prepaid and other                                                           (3,743)                    (2,223)
       Accounts payable and accrued expenses                                       (6,165)                    (9,399)
                                                                                   -------                    -------
                                                                                   18,561                     23,759

 Investing Activities:
     Capital expenditures                                                         (11,225)                   (11,513)
     Acquisitions of businesses                                                   (16,503)                         0
     Other                                                                         (2,726)                    (2,681)
                                                                                   -------                    -------
                                                                                  (30,454)                   (14,194)
                                                                                   =======                   ========
 Financing Activities:
     Net borrowing of long-term debt                                               12,953                     (2,358)
     Issuance of common stock                                                         550                        344
     Dividends paid                                                                (3,586)                    (3,106)
     Other                                                                              0                     (1,276)
                                                                                   -------                    -------
                                                                                    9,917                     (6,396)
                                                                                   -------                    -------
 Net cash provided by operating,
   investing and financing activities                                              (1,976)                     3,169
 Effect of exchange rate changes on cash                                                8                         28
                                                                                   -------                    -------

 Cash and cash equivalents:
     Net increase (decrease) during the period                                     (1,968)                     3,197
     Balance at beginning of period                                                10,243                     10,376
                                                                                   -------                    ------
     Balance at end of period                                                     $ 8,275                    $13,573
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

NOTE 2 - FISCAL YEAR END

         The Company's fiscal year ends on the Sunday nearest December 31. The fiscal year ended January 3, 1993 was comprised of 53 weeks. The fiscal year ending January 2, 1994 will be comprised of 52 weeks; therefore, the first quarter of fiscal 1993 was comprised of 13 weeks as compared to 14 weeks in the first quarter of fiscal 1992.

NOTE 3 - INVENTORIES

         Inventories are summarized as follows:

                                           October 3,                               January 3,
                                              1993                                    1993
                                           ---------                               ----------
Finished Goods                              $ 62,696                                 $ 55,527

Work-in-Process                               23,971                                   21,882

Raw Materials                                 32,267                                   23,981
                                            --------                                 --------
                                            $118,934                                 $101,390
                                            ========                                 ========


NOTE 4 - BUSINESS ACQUISITIONS

          The Company, through a series of stock purchases in June 1993, acquired 100% of the outstanding capital stock of Bentley Mills, Inc. ("Bentley"), a U.S. company engaged in the manufacturing and distribution of broadloom carpet, for the aggregate consideration of $34.0 million, which is comprised of $9.0 million in cash and $25.0 million of redeemable
Preferred Stock. As part of the overall transaction, the Company also repaid Bentley's existing bank debt. The
Company accounted for this transaction as a purchase. At the acquisition date, the fair value of the net liabilities of Bentley exceeded the fair market value of the net assets by approximately $23.1 million. Accordingly, the excess of the purchase price ($34.0 million) over the fair value of net assets acquired was approximately $57.1 million and is being amortized over 40 years. The results of operations of Bentley have been included within the consolidated financial statements since June 1, 1993.

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

NOTE 5 - PREFERRED STOCK

     The Company issued a new Series A Cumulative Convertible Preferred Stock in conjunction with the Bentley transaction. The Series A Preferred Stock is entitled to a 7% annual cumulative cash dividend that is payable quarterly. Shares of Series A Preferred Stock are non-voting, except as required by law or in limited circumstances to protect their preferential rights, but are convertible into shares of the Company's Class A Common Stock at a rate of one share for each $14.7875 of face value and accrued but unpaid dividends.

NOTE 6 - EARNINGS PER SHARE AND DIVIDENDS

          Earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during each period. Primary earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Fully diluted earnings per share are computed on the same basis as primary earnings per share, except that the outstanding Series A Preferred Shares (see
Note 5) and 8% Convertible Subordinated Debentures (issued in September 1988) are assumed to be converted to common stock, and the interest on the Debentures, net of income tax effect, is added back to net income.

          For the purpose of computing earnings per share and dividends paid, the Company is treating as treasury stock (and, therefore, not outstanding) 3,600,000 shares of Class A Common Stock owned by Interface Europe, Ltd., a wholly-owned subsidiary in the United Kingdom.

                  INTERFACE, INC. AND SUBSIDIARIES
      Notes to Consolidated Condensed Financial Statements
      -----------------------------------------------------

          The financial information included in this report has been prepared by the Company, without audit, and should not be relied upon to the same extent as audited financial statements. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown are for interim periods and are not necessarily indicative of results to be expected for the year.

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