Form 10-K
period 1994-01-02
INTERFACE INC
filed 1994-04-01
CIK 715787

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 (MARK ONE)
    /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
            FOR THE FISCAL YEAR ENDED JANUARY 2, 1994
                                      OR
   /  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         COMMISSION FILE NO: 0-12016

                                INTERFACE, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               GEORGIA                                58-1451243
- -------------------------------------       -----------------------------------
      (State of incorporation)              (I.R.S. Employer Identification No.)

            ORCHARD HILL ROAD
             (P.O. BOX 1503)
            LAGRANGE, GEORGIA                                 30241
- ----------------------------------------    -----------------------------------
(Address of principal executive offices)                    (zip code)

     Registrant's telephone number, including area code: (706) 882-1891

     Securities Registered Pursuant to Section 12(b) of the Act: NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /X/

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1994 (assuming conversion of Class B Common Stock into Class A Common Stock): $234,032,910 (15,602,194 shares valued at the last sales price of $15.00). See Item 12.

     Number of shares outstanding of each of the registrant's classes of Common Stock, as of March 15, 1994:

           CLASS                                            NUMBER OF SHARES
- ----------------------------                                ----------------
Class A Common Stock,
$0.10 par value per share...............................       14,362,849
Class B Common Stock,
$0.10 par value per share...............................        3,106,885

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended January 2, 1994 are incorporated by reference into Parts I and II.

     Portions of the Proxy Statement for the 1994 Annual Meeting of Shareholders are incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Interface, Inc. (the "Company"), through its various operating subsidiaries, manufactures and sells, in domestic and international markets, modular carpet under the Interface(R) and Heuga(R) brands, broadloom carpet under the Bentley(TM) brand, and interior fabrics under the Guilford of Maine(R) and Stevens Linen(TM) brands, for use primarily in offices, health care facilities and other commercial and institutional interiors. The Company also manufactures and markets a number of specialty products and chemicals, including Intersept(R), an antimicrobial chemical agent used in the Company's carpet and fabric products and licensed to others for use in noncompetitive products. The complementary nature of the Company's product lines facilitates cross-marketing of products and positions the Company to expand its significant presence in the worldwide commercial interiors market.

     The Company's traditional core business has been the development, manufacture, marketing and servicing of modular carpet (carpet tile and six foot roll goods). Modular carpet offers certain inherent advantages over broadloom carpet and other soft surface flooring systems. (See "Carpet -- Products".) The Company's principal modular carpet subsidiaries are Interface Flooring Systems, Inc. ("IFS"), based in the United States, and Interface Europe B.V. (formerly Interface Heuga B.V.), based in the Netherlands. The Company also has modular carpet manufacturing operations in Australia, Canada and the United Kingdom. The Company is the world's largest manufacturer and marketer of modular carpet for commercial, institutional and residential use.

     Within the last year, the Company has established a significant presence in the broadloom carpet market through acquisitions. In June 1993, the Company acquired Bentley Mills, Inc. ("Bentley Mills"), a leading manufacturer and marketer of high quality, designer-oriented broadloom carpeting used primarily for commercial and institutional applications, with historical annual sales in excess of $100 million. Bentley Mills, based in California, maintains a significant share of this market niche by combining innovative design and short delivery time with a marketing strategy geared toward serving and working closely with interior designers. In March 1994, the Company acquired Prince Street Technologies, Ltd. ("Prince Street"), a Georgia based company engaged in the manufacture and distribution of innovative and technically advanced tufted broadloom carpeting specified by interior designers and architects and sold to flooring contractors for use by end-users in commercial interiors.

     Guilford of Maine, Inc. ("Guilford"), a subsidiary of the Company, is the leading U.S. manufacturer of interior fabrics for use in open plan office furniture systems. Open plan office furniture systems are typically panel enclosed work stations, customized to particular work environments. The system panels are usually covered in fabric, which enhances the aesthetic and acoustical qualities of the system. Guilford also designs, manufactures and markets fabrics for use as upholstery, window treatments, and wall and ceiling coverings. In February 1993, Guilford acquired the fabric division assets of Stevens Linen Associates, Inc., based in Dudley, Massachusetts. The acquisition significantly expanded Guilford's business in seating and decorative upholstery fabrics, and added flexible and useful manufacturing capacity.

     Interface Research Corporation ("IRC") and Rockland React-Rite, Inc.("Rockland") are U.S. subsidiaries of the Company engaged in the development, production and marketing of specialty chemicals, including antimicrobial, soil-resistant and stain-inhibiting additives for use in a wide variety of interior finishes. A major focus of the Company over the past several years has been the development of the Envirosense(TM) Consortium, an international organization of companies concerned with addressing workplace environmental issues, particularly poor indoor air quality. A number of the consortium members are manufacturers and marketers of products containing the Company's Intersept antimicrobial. Recent product developments by IRC and Rockland include Protekt2(TM), a proprietary soil and stain retardant treatment for carpet, and Coffee Breaker(R), a cleaning agent that effectively removes stains.

     Pandel, Inc. ("Pandel"), another U.S. subsidiary, manufactures and sells vinyl carpet tile backing, including the CushionBac(TM) system utilized on certain of the Company's carpet products, and specialty mat and foam products. A leading product produced by Pandel is Fatigue Fighter(R), an impact-absorbing modular flooring system designed for use in places where people stand for extended periods. Pandel also makes entrance mats, used to remove dirt and debris from footwear, and static dissipative mats.

CARPET

     Products. The Company's traditional business has centered on the development, manufacture, marketing and servicing of modular carpet (carpet tile and six foot roll goods). The Company is the world's largest manufacturer and marketer of modular carpet for commercial, institutional and residential use. With the acquisitions of Bentley Mills in 1993 and Prince Street in the first quarter of 1994, a significant portion of the Company's carpet sales are now of high quality, designer-oriented broadloom carpet.

     The Company's free-lay carpet system utilizes carpet tiles cut in precise, dimensionally stable squares to produce a floor covering which combines the appearance and texture of broadloom carpet with the advantages of a modular carpet system. The Company uses a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities designed to meet both the practical and aesthetic needs of a broad group of commercial interiors, particularly offices, health care facilities, airports, educational and other institutions, and retail facilities. The Company produces both fusion-bonded and tufted carpet tile products. (Fusion-bonding is a non-textile process whereby yarn is implanted directly into a thermoplastic base, providing superior density and dimensional stability.) The Company manufactures carpet tile in standard styles and to customer specifications. Approximately 18% of the Company's carpet tile sales in 1993 were pursuant to custom orders. The Company's carpet tile systems and computer aided design and Chromojet(R) printing capabilities permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information.

     The growing use of open plan interiors and modern office arrangements utilizing demountable, movable partitions and modular furniture systems has encouraged the use of carpet tile, as compared to conventional broadloom carpet. The Company's patented GlasBac(R) technology employs a unique, fiberglass-reinforced polymeric composite backing that allows the tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners. Carpet tile thus may be easily removed and replaced, permitting rearrangement of office partitions and modular furniture systems without the inconvenience and expense associated with removing, replacing or repairing broadloom carpet. Carpet tile facilitates access to under-floor telephone, electrical and computer wiring by lessening disruption of operations, and also eliminates the cumulative damage and unsightly appearance commonly associated with frequent cutting of conventional carpet as utility connections and disconnections are made. Since a relatively small portion of the carpet installation often receives the bulk of traffic and wear, selective replacement, and the ability to rotate carpet tiles between high traffic and low traffic areas, can significantly increase the average life and cost efficiency of the floor covering.

     The Company produces and sells carpet tile specially adapted for the health care facility market. The Company's carpet tile possesses characteristics (such as the use of the Intersept antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns) making it suitable for use in such facilities in lieu of hard surface flooring.

     The Company also manufactures and sells fusion-bonded, tufted and needle-punched broadloom floor coverings, including six-foot roll goods under the System Six(R) mark. Principal customers for System Six products are educational and governmental institutions. Bentley Mills' principal products are high-style broadloom carpeting (and carpet tiles) for sale in the commercial and institutional markets. Prince Street's design-sensitive broadloom products center around unique, multi-dimensional textured carpets with a hand-tufted look.

     Marketing, Sales, Installation and Service. The Company markets its carpet products in North America, the United Kingdom, Continental Europe, Australia and Japan, principally under registered trademarks. The Company is aggressively pursuing developing market opportunities in South and Central America, Eastern Europe, China and Southeast Asia. The Company traditionally has focused its marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users. The acquisition of Bentley Mills and Prince Street has enhanced the Company's marketing efforts with interior designers and architects. The Company's sales are made through its own sales force as well as through independent dealers. Installation is generally performed by an independent dealer. The Company maintains a Creative Services staff that works directly with clients on upscale projects, helping in determining product selection, customer specifications and unique approaches to design issues. The Company has product and design studios in the United States, England, France, Germany, Spain, Norway, the Netherlands, Australia, Japan and Singapore. The Company's Field Services staff provides on-site customer service for both in-progress and completed installations.

     The Company emphasizes sales to the office market, both new construction and renovation, as well as to health care facilities, and institutions and public facilities, including libraries, museums, convention and hospitality centers, airports, schools and hotels. In recent years, Interface Europe B.V. has expanded sales for household and residential use. The Company anticipates significant growth opportunities for international sales by Bentley and Prince Street.

     The Company advertises its carpet products in sales publications and trade journals directed toward major corporate and institutional carpet users and their interior design consultants. Sales representatives also contact such persons directly to encourage specification of the Company's products for pending projects. The Company's sales representatives and design specialists also work with architects, interior designers and end-users in developing desired patterns and colors.

     Recognizing that many of the Company's customers are moving towards designating a single source supplier for their interior finish needs, the Company has taken significant steps in recent years to bolster its after-installation service capabilities. Interface Service Management, Inc. ("ISM") was formed to provide the Company's U.S. customers with a complete range of flooring maintenance services. (In 1993, the Company acquired the interest of its former joint venture partner in ISM, ISS International Service System, Inc., but continues to utilize ISS contractors to perform various facility maintenance services for customers of ISM.) ISM's objectives are to maximize long-term product appearance, achieve total client satisfaction and facilitate repeat business. A similar but independent initiative was implemented by the Company in Europe, where the Company has licensed selected independent service contractors to provide carpet maintenance services under the mark IMAGE(SM) (Interface Maintenance Advisory Group of Europe). The Company's initial licensing arrangements are in the U.K., and the Company plans to expand the program to Continental Europe in 1994.

     Manufacturing. The Company manufactures carpet in the United States, the Netherlands, the United Kingdom, Canada and Australia, utilizing both conventional and technologically advanced methods of carpet construction. These multiple locations give the Company sufficient capacity and flexibility to supply its customers with carpet which is produced at the facility offering the most advantageous location for delivery times, exchange rates, tariffs/duties and freight expense. In addition, the use of multiple manufacturing processes enables the Company to manufacture carpet which can be sold over a broad range of prices. Management believes that the Company is the only company with the current ability to offer carpet utilizing any of three different fusion-bonding processes, a tufting process or a needle-punching process.

     The Company pursues stringent quality control programs. By 1992, the Company's manufacturing operations in the Netherlands and the United Kingdom had received the ISO-9002 certification, awarded by the International Organization for Standardization.

     The Company has no long-term contracts for any of its principal raw materials, but believes that adequate alternative sources of supply are generally available at comparable prices.

     Competition. The commercial floor covering industry is highly competitive. The Company competes, on a global basis, in the sale of its modular and broadloom carpet with other carpet manufacturers and manufacturers of vinyl and other types of floor covering. There are a large number of such floor covering manufacturers, although the industry has experienced significant consolidation in the recent past. Management believes that the Company is the largest manufacturer of modular carpet in the world, possessing a global market share that is perhaps two or three times that of its nearest competitor. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and certain of these competitors have financial resources in excess of the Company's.

     The Company believes the principal competitive factors in its primary markets are broad product lines, quality, appearance, design, product life, marketing strategy, pricing and service. In the office market, modular carpet competes with various floor coverings, of which broadloom carpet is the most common. The appearance, design, longer average life, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of the Company's modular carpet are its principal competitive advantages, offset in part by its higher initial cost for comparable grades. The Company believes that the recent acquisitions of Bentley Mills and Prince Street have enhanced the Company's competitive position by enabling the Company to offer high-quality, designer-oriented broadloom carpet as an alternative or companion product to its carpet tile.

     In the health care facility market, the Company's products compete primarily with resilient tile. The Company believes that treatment of its modular carpet with the Intersept antimicrobial chemical agent is a material factor in its ability to compete successfully in the health care market and, increasingly, in other commercial markets.

INTERIOR FABRICS

     Products. Guilford designs, manufactures and markets specialty fabrics for open plan office furniture systems and commercial interiors. Open plan office furniture systems are typically panel-enclosed work stations, customized to particular work environments. The open plan concept offers many advantages over conventional office designs, including more efficient floor space utilization, reduced energy consumption, tax advantages associated with more rapid depreciation than would otherwise be available, and greater flexibility to redesign existing space. Since carpet and fabrics are used in the same types of commercial interiors, Guilford and the Company's carpet subsidiaries are able to coordinate the color, design and marketing of such products. Guilford also incorporates Intersept into certain of its commercial fabrics.

     Guilford manufactures fabrics made of 100% polyester, as well as wool-polyester blends and numerous other natural and man-made blends, which are either woven or knitted. Guilford products feature a high degree of color consistency, natural dimensional stability and fire retardancy, in addition to their overall aesthetic appeal. Guilford's primary products are fire retardant woven fabrics for panels, which are produced in a wide range of styles, colors and textures. Sales of panel fabrics presently constitute approximately 80% of Guilford's total sales. Guilford also produces woven and knitted seating fabrics, wall covering fabrics that are paper-backed for vertical wall surfaces or acrylic-backed for panel-wall application, ceiling fabrics used to cover tiles or for stretch ceiling construction, and fabrics used for vertical blinds in office interiors. The February 1993 acquisition of the Stevens Linen(TM) lines added decorative, upscale upholstery fabrics and specialty textile products to Guilford's product offerings. All of Guilford's product lines are color and texture coordinated. Enhanced performance is continuously sought through experimentation with different fibers, dyes, chemicals and manufacturing processes.

     Guilford anticipates that future growth opportunities will arise from the emerging market for refurbishing services, where Guilford's fabrics are used to recover existing panels, and the increased importance being placed on the aesthetic design of the office, with upholstery fabric being the segment of Guilford's non-panel business with the greatest anticipated growth potential. Management also believes that significant growth opportunities exist in international sales, domestic health care markets and in providing textile processing services such as the lamination of fabrics onto substrates for pre-formed panels.

     Marketing and Sales. Guilford's principal customers are original equipment manufacturers (OEM's). Guilford sells to essentially all of the major office furniture manufacturers, with the majority of its sales being made to a small number of companies located in the Grand Rapids, Michigan area (where domestic office furniture manufacturing is concentrated). Guilford also sells to manufacturers and distributors of wallcovering, vertical blinds, acoustical wallboards, ceiling tiles, and residential furniture manufacturers.

     Guilford's panel fabrics are sold to OEM customers through Guilford's own sales force. Since 1990, when Guilford acquired the company that had been the exclusive U.S. distributor of its open line panel and upholstery products, Guilford has conducted all sales of open line products through its own sales force under the trade name Guilford of Maine Textile Resources. U.S. sales offices are maintained in Saddle Brook, New Jersey and Grand Rapids, Michigan. In 1993, Guilford continued its strategy of expanding its export business and international operations, both to accommodate the demand of principal OEM customers that are expanding their overseas businesses, and to facilitate additional coordinated marketing opportunities with respect to multinational customers of the Company's carpet business. Guilford now has marketing and distribution facilities in Canada and the United Kingdom, and sales offices in Japan and Korea.

     Guilford works closely with designers, architects and facility planners, who influence the purchasing decisions of buyers in the office interiors industry and also provide Guilford with market and design ideas that are incorporated into its current and future product offerings. Guilford maintains a design studio in Dudley, Massachusetts, which was relocated from New York City at the end of 1993, to accommodate its design team and facilitate coordination between its in-house designers and the design staffs of major customers.

     Manufacturing. Guilford's manufacturing facilities are located in Maine and Massachusetts. The production of synthetic and wool blended fabrics is relatively intricate and requires many steps. Raw fiber is placed in pressurized vats, and dyes and flame retardants are then forced into the fiber. Particular attention is devoted to the dyeing process which requires a high degree of expertise in order to achieve color consistency. Following dyeing, the fiber is blended and proceeds through numerous steps, including carding, spinning, cone winding, twisting, dressing, weaving and finishing. All raw materials used by Guilford are readily available from a number of sources.

     Guilford offers textile processing services through its Component Technologies division in Grand Rapids, Michigan. Such services include the lamination of fabrics onto substrates for pre-formed office furniture system panels, facilitating the easy (and more cost effective) assembly of the system components by Guilford's OEM customers.

     Competition. Guilford competes in its markets on the basis of product design, quality, reliability, price and service. By electing to concentrate on the open plan office furniture systems market (and, more recently, the broader commercial interiors markets), Guilford has been able to specialize its manufacturing capabilities, product offerings and service functions, resulting in a leading market position. Management believes that Guilford is one of the world's largest manufacturers of panel fabric for use in open plan office furniture systems.

     Guilford has diversified its product offerings for the commercial interiors markets to include a variety of non-panel fabrics, including upholstery, wall coverings, ceiling fabrics and window treatments. The competition in these markets is highly fragmented and includes both large, diversified textile companies, many of which have greater financial resources than Guilford, as well as smaller, non-integrated specialty manufacturers.

CHEMICALS

     Two closely related subsidiaries -- Interface Research Corporation ("IRC") and Rockland React-Rite, Inc. ("Rockland") -- are involved in the research, development, manufacture, marketing and licensing of specialty chemical products.

     The Company's leading chemical product is its antimicrobial chemical compound, sold under the registered trademark Intersept. More recent product development efforts by IRC have focused on soil-resistant and stain-inhibiting additives, with two products being brought to market. Protekt(2) is a proprietary soil and stain retardant treatment that protects the appearance of carpet for its effective service life. A companion product, Coffee Breaker, is a highly effective stain remover for coffee and a number of other tough stains that are frequently encountered in the workplace.

     Rockland manufactures the chemicals used and sold by the Company. The Company's chemical manufacturing facilities are located in Georgia and Alabama. Rockland produces Intersept both to fulfill the Company's obligations to licensees and to meet the internal requirements of the Company's carpet and interior fabrics operations. Rockland also enjoys a leading U.S. market share in acrylic monomers, which provide much of the special resilient and performance properties of golf balls as well as a host of other industrial products. Rockland also produces a series of accelerators that speed the curing process for rubber used in tires, hoses and other products. Rockland is participating in the development of tires that can continue to be driven without harm in a deflated or "flat" state for extended periods -- which may prove to be marketable in automotive and certain other markets. Another new product developed by Rockland is a super absorbent polymer -- characterized for its water blocking properties useful in a wide variety of applications, including geotextiles (specialty fabrics engineered for underground use).

     The Company presently markets throughout the world carpet products incorporating Intersept. IRC has granted licenses to other companies for the use of Intersept in products that are noncompetitive with products produced by the Company. Intersept is now being used in more than a dozen product categories. Porter Paints, a division of Courtaulds Coatings, Inc., has a line of Portersept(R) brand paints and sealers containing Intersept, and has added an antimicrobial adhesive for vinyl wallcoverings to its product offerings. General Polymers Corporation incorporates Intersept into certain of its epoxy and terrazzo flooring systems. USG Interiors, Inc. has utilized Intersept in its ceiling tile products. In 1993, IRC signed a license agreement with SnyderGeneral Corporation, allowing the use of Intersept in air filter products produced by the licensee. The licensing arrangements are components of the Company's Envirosense program, a program designed to bring the proprietary characteristics of Intersept to bear on a group of closely related workplace environmental issues: Indoor Air Quality (IAQ), Sick Building Syndrome(SBS) and Building Related Illness (BRI). Through a growing consortium of partners, some marketing their own Intersept-enhanced products, the Company hopes to contribute substantially to the resolution of these workplace concerns for the benefit of its customers.

     Experience to date indicates that Intersept provides residual antimicrobial protection at a high level of effectiveness over long periods of time with relatively moderate toxicity and, consequently, has commercial potential in foreign and domestic markets for many applications other than the products now being sold. Other leading potential applications include vinyl products, plastic furniture, tile and grout products, caulking compounds, and a variety of polymer concrete and polymeric products, such as bathtubs, showers and countertops. Further tests are being conducted to evaluate the biocidal efficacy of Intersept in these and other applications.

     Successful commercial development of Intersept in other products is subject not only to the usual competitive and marketing factors involved in new product development, but also to registration requirements under domestic and foreign laws, including the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA); and the various uses and claims for each product utilizing Intersept are subject to review and approval by governmental agencies before marketing. Intersept is registered with the U.S. Environmental Protection Agency (EPA) for a variety of uses and certain specific product claims. However, a number of proposed uses and claims have not been registered, and the Company cannot predict with certainty whether these uses and claims will be accepted by the EPA. Intersept has been approved by regulatory authorities in the United Kingdom for incorporation into carpet products produced at the Company's U.K. facility, products which can then be marketed and distributed throughout the European Community. The Company continues to seek approvals to sell Intersept in its additive form in various foreign countries, and approval in Japan was obtained in 1993.

BACKLOG

     The Company's backlog of unshipped orders was approximately $65,400,000 at January 2, 1994, compared to approximately $63,000,000 at January 3, 1993. Backlog, historically, is subject to significant fluctuations due primarily to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at January 2, 1994 is expected to be shipped during the current fiscal year. The Company is less dependent on backlog than in the past due to the increase in the percentage of orders shipped from inventory.

PATENTS AND TRADEMARKS

     The Company owns numerous patents in the United States and abroad on its modular carpet and manufacturing processes and on the use of its Intersept antimicrobial chemical agent in various products. The Company also holds numerous United States and foreign patent applications relating to its manufacturing processes and the use of Intersept. The duration of United States patents is 17 years from issuance; the duration of patents issued in other countries varies from country to country. The Company considers its know-how and technology more important to its current business than patents and, accordingly, believes that expiration of existing patents or nonissuance of patents under pending applications would not have a material adverse effect on its operations. However, the Company maintains an active patent and trade secret program in order to protect its proprietary technology, know-how and trade secrets.

     The Company also owns numerous trademarks in the United States and abroad. Some of the more prominent registered trademarks of the Company include:
Interface, Heuga, Intersept, GlasBac, System Six, Guilford of Maine and Bentley. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

RESEARCH, DEVELOPMENT AND DESIGN

     The Company maintains an active research, development and design staff of approximately 80 persons to improve products currently offered and to develop and design new products in all areas of its business. The Company also relies on the research and development efforts of its suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials.

FINANCIAL INFORMATION BY GEOGRAPHIC AREAS

     Note 14 of the Company's Consolidated Financial Statements sets forth information concerning the Company's sales, income and assets by geographic areas. See Item 8.

EMPLOYEES

     At March 15, 1994, the Company employed a total of approximately 4,425 employees. Of such employees, approximately 1,925 were clerical, sales, supervisory and management personnel and the balance were manufacturing personnel.

     Certain of the Company's production employees in Australia and the United Kingdom are represented by unions. As required by the laws of the Netherlands, a Works Council, the members of which are Company employees, is required to be consulted by management with respect to certain matters relating to the Company's operations in that country, such as a change in control of Interface Europe B.V., and the approval of such Council is required for certain actions, including changes in compensation scales or employee benefits. Management believes that its relations with the Works Council and all of its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages as of March 15, 1994, and principal positions with the Company are as follows. Executive officers serve at the pleasure of the Board of Directors.

      NAME           AGE                       PRINCIPAL POSITION(S)
- -----------------    ----    ---------------------------------------------------------
Ray C. Anderson       59     Chairman of the Board, President and Chief Executive
                               Officer
Brian L. DeMoura      48     Senior Vice President
Charles R. Eitel      44     Senior Vice President and Director
David Milton          58     Senior Vice President and Director
Royce R. Renfroe      47     Senior Vice President and Director
Don E. Russell        56     Senior Vice President and Director
C. Edward Terry       59     Senior Vice President and Director
Grant E. Todd         54     Vice President, Corporate Marketing
Daniel T. Hendrix     39     Vice President -- Finance, Chief Financial Officer and
                               Treasurer
David W. Porter       47     Vice President, General Counsel and Secretary

     Mr. Anderson founded the Company in 1973, and has served as the Company's Chairman and Chief Executive Officer since its founding.

     Mr. DeMoura became a Senior Vice President of the Company and President and Chief Executive Officer of Guilford in March 1994. (He has been nominated for election as a Director of the Company at the May 1994 Annual Meeting of Shareholders.) From August 1990 until joining the Company, Mr. DeMoura served as President and CEO of Fashion Fabrics of America, Inc., an Orangeburg, South Carolina based producer of fabrics for the upscale men's and women's apparel markets. (Mr. DeMoura plans to devote a portion of his time to Fashion Fabrics until May 31, 1994, to facilitate a smooth transition with his successor.) From December 1988 until January 1990, he served as Vice President and General Manager of the Yarn Sales Division of Doran Textiles, Inc., a Shelby, North Carolina based producer of novelty yarns for the apparel and home furnishing markets.

     Mr. Eitel joined the Company in November 1993 as President of IFS and Interface Americas, Inc. (a wholly-owned U.S. holding company), thereby assuming principal responsibility for the Company's modular carpet operations throughout the Americas. He became a Senior Vice President of the Company in February 1994. From July 1987 to November 1993, Mr. Eitel served as President of the Floor Coverings Division (based in Dalton, Georgia) of Collins & Aikman Corporation. Collins & Aikman is a diversified textile producer, headquartered in New York.

     Mr. Milton joined the Company in January 1992 as a Senior Vice President. Upon joining the Company, he also became President of Interface Asia-Pacific, Inc. (a wholly-owned U.S. holding company) and assumed responsibility for the Company's operations in Japan, China, Southeast Asia, Australia, New Zealand and the Pacific Islands. Prior to joining the Company, Mr. Milton was an independent management consultant.

     Mr. Renfroe has served, for the past five years, as a senior executive of Bentley Mills, becoming President and Chief Executive Officer in June 1990. The Company acquired Bentley Mills in June 1993, and Mr. Renfroe continues to serve as President and CEO of this subsidiary. Mr. Renfroe became a Senior Vice President of the Company in February 1994.

     Mr. Russell, a co-founder of the Company, has served in various executive capacities since 1973. He became a Senior Vice President in 1986. Mr. Russell assumed responsibility for the Company's European operations in 1991 when he became President of Interface Europe, Inc. (the Company's U.S. holding company for its subsidiaries in Europe). Mr. Russell has served as Managing Director of the Company's U.K. modular carpet subsidiary, Interface Europe Ltd. (formerly Interface Flooring Systems, Ltd.), since 1989, and as President and Chief Executive Officer of Interface Europe B.V. since November 1991.

     Mr. Terry has been a Senior Vice President since joining the Company in 1987. He has served as President of Rockland, IRC and Pandel since 1987, 1988 and 1990, respectively. He served as President of IFS and Interface Americas, Inc. from February 1991 until November 1993.

     Mr. Todd joined the Company in 1977. He served as a Senior Vice President from 1986 until October 1993. He was President of IFS from 1989 until February 1991, and President and Chief Executive Officer of Guilford from February 1991 until October 1993. In his current position, Mr. Todd is responsible for coordinating the worldwide marketing activities of the Company.

     Mr. Hendrix joined the Company as Financial Manager in 1983. He became Treasurer of the Company in 1984, Chief Financial Officer in 1985 and Vice President -- Finance in 1986.

     Mr. Porter has served as Vice President and General Counsel since 1986, and Secretary since 1987.

ITEM 2.  PROPERTIES

     The Company's modular and broadloom carpet manufacturing facilities are located in Atlanta, LaGrange and West Point, Georgia; City of Industry, California; Athens, Tennessee; Scherpenzeel, the Netherlands; Shelf, England; Sanquhar, Scotland; Craigavon, Northern Ireland; Ontario (Belleville), Canada; and Picton, Australia. The Company's interior fabrics production facilities are located in Maine (Guilford, Eastport and Newport), Massachusetts (Dudley and East Douglas) and Michigan (Grand Rapids), and the Company's chemical and specialty product manufacturing plants are located in Georgia (Cartersville and Rockmart) and Alabama (Chatom). The Company owns all of its manufacturing facilities, except those in Grand Rapids, Michigan, Atlanta and Cartersville, Georgia, and City of Industry, California, which are leased. The Company believes that its manufacturing facilities are sufficient for its present operations. The Company maintains marketing offices in 94 locations in 35 countries and distribution facilities in 15 locations in six countries. Most of the marketing locations and many of the distribution facilities are leased.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any material pending legal proceedings involving it or any of its property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

     The information concerning the market prices for the Company's Class A Common Stock and dividends on the Company's Common Stock included in Note 15 of the Notes to the Company's Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Information on page 49 of the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 33 through 35 of the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Consolidated Financial Statements and the Report of Independent Certified Public Accountants included on pages 36 through 48 of the Company's 1993 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the caption "Nomination and Election of Directors" in the Company's definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1993 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1993 fiscal year, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Principal Holders of Common Stock" in the Company's definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1993 fiscal year, is incorporated herein by reference.

     For purposes of determining the aggregate market value of the Company's voting stock held by non-affiliates, shares held of record by directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as that term is defined under federal securities laws.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the captions "Compensation Committee Interlocks and Insider Participation" (second paragraph only) and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1993 fiscal year, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

     The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants contained in the Company's 1993 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Report:

     Consolidated Balance Sheets -- January 2, 1994 and January 3, 1993 Consolidated Statements of Income -- years ended January 2, 1994, January
        3, 1993 and December 29, 1991
     Consolidated Statements of Shareholders' Equity -- years ended January 2,
        1994, January 3, 1993 and December 29, 1991
     Consolidated Statements of Cash Flows -- years ended January 2, 1994,
        January 3, 1993 and December 29, 1991
     Notes to Consolidated Financial Statements
     Report of Independent Certified Public Accountants

     2.  FINANCIAL STATEMENT SCHEDULES

     The following Consolidated Financial Statement Schedules of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are included as part of this Report (see Exhibit 13 on page 14):

  Report of Independent Certified Public Accountants
  Schedule II     --    Amounts Receivable from Related Parties, and
                        Underwriters, Promoters,
                        and Employees other than Related Parties
  Schedule V      --    Property, Plant and Equipment
  Schedule VI     --    Accumulated Depreciation, Depletion and Amortization of
                        Property, Plant and Equipment
  Schedule VIII   --    Valuation and Qualifying Accounts and Reserves
  Schedule X      --    Supplementary Income Statement Information

     3.  EXHIBITS

     The following exhibits are included as part of this Report:

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
- ------    -----------------------------------------------------------------------------------

  2.1     Acquisition Agreement dated December 3, 1993, by and among the Company, Robert S.
          Weiner, Randall J. Hatch, Nancy O'Donnell, John O'Donnell, Jacqueline A. Colando,
          Traccton Corp., Prince Street Holding Company, Steven C. Andrade and Robert D.
          Williams (included as Exhibit 99(a) to the Company's registration statement on Form
          S-3, File No. 33-74076, previously filed with the Commission and incorporated herein by reference).
  2.2     Agreement for Purchase of Capital Stock of Bentley Mills, Inc., dated June 8, 1993
          (included as Exhibit 2.1 to the Company's current report on Form 8-K, filed with the Commission on July 7, 1993 and incorporated herein by reference).
  3.1     Articles of Incorporation (composite as of September 8, 1988) (included as Exhibit
          3.1 to the Company's annual report on Form 10-K for the year ended January 3, 1993
          (the "1992 10-K") previously filed with the Commission and incorporated herein by reference) and Articles of Amendment (Series A Preferred Stock Designation), dated
          June 17, 1993 (included as Exhibit 4.1 to the Company's current report on Form 8-K, filed with the Commission on July 7, 1993 and incorporated herein by reference).
  3.2     Bylaws, as amended (included as Exhibit 3.2 to the Company's quarterly report on
          Form 10-Q for the quarter ended April 1, 1990, previously filed with the Commission and incorporated herein by reference).

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
- ------    -----------------------------------------------------------------------------------
  4.1     See Exhibits 3.1 and 3.2 for provisions in the Company's Articles of Incorporation, as amended, and Bylaws defining the rights of holders of Common Stock of the
          Company.
  4.2     Form of Indenture between the Company and The Citizens & Southern National Bank
          (now known as NationsBank of Georgia, N.A.), as Trustee (including Specimen
          Debenture as Exhibit A) (included as Exhibit 4(a) to the Company's registration statement on Form S-3, File No. 33-23903, previously filed with the Commission and incorporated herein by reference).
  4.3     Registration Rights Agreement (holders of Series A Preferred Stock), dated June 22,
          1993 (included as Exhibit 4.2 to the Company's current report on Form 8-K, filed with the Commission on July 7, 1993 and incorporated herein by reference).
 10.1     Factoring Agreement, dated April 19, 1989, between BancBoston Financial Company and
          Interface Flooring Systems, Inc. (included as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 30, 1990, previously filed with the
          Commission and incorporated herein by reference).
 10.2     Promissory Note of the Company and Interface Flooring Systems, Inc., dated March
          15, 1989, payable to the order of BancBoston Financial Company (included as exhibit
          10.2 to the Company's annual report on Form 10-K for the year ended January 1, 1989
          (the "1988 10-K"), previously filed with the Commission and incorporated herein by reference), and First Amendment, dated January 4, 1990, Second Amendment, dated
          June 13, 1991, and Third Amendment, dated June 15, 1992, to Promissory Note of the
          Company and Interface Flooring Systems, Inc., dated May 15, 1989, payable to
          BancBoston Financial Company (included as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended July 4, 1993 previously filed with the
          Commission and incorporated herein by reference).
 10.3     Plan for Reimbursement of Medical and Dental Care Expenses, dated May 3, 1978
          (included as Exhibit 10.19 to the Company's registration statement on Form S-1,
          File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*
 10.4     Salary Continuation Plan, dated May 7, 1982 (included as Exhibit 10.20 to the
          Company's registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*
 10.5     Salary Continuation Agreement (included as Exhibit 10.23 to the Company's registration statement on Form S-1, File No. 2-82188, previously filed with the
          Commission and incorporated herein by reference).*
 10.6     Amendment No. 3, dated July 28, 1992, to Interface, Inc. Key Employee Stock Option
          Plan dated March 1, 1983 (included as Exhibit 10.6 to the 1992 10-K, previously filed with the Commission and incorporated herein by reference).*
 10.7     Interface, Inc. Key Employee Stock Option Plan (1993), effective as of March 1,
          1993 (included as Exhibit 10.7 to the 1992 10-K, previously filed with the
          Commission and incorporated herein by reference), and Amendment No. 1 thereto, as approved by the Company on February 22, 1994.*
 10.8     Interface, Inc. Offshore Stock Option Plan (included as Exhibit 10.15 to the
          Company's 1988 10-K, previously filed with the Commission and incorporated herein by reference), and Amendment No. 1 thereto (included as Exhibit 10.11 to the
          Company's annual report on Form 10-K for the year ended December 29, 1991, previously filed with the Commission and incorporated herein by reference).*

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
- ------    -----------------------------------------------------------------------------------
 10.9     Interface, Inc. Retirement Plan and Trust, dated April 14, 1986, by and between the
          Company and Layton T. Gordy and Daniel T. Hendrix, as Trustees, and Amendment No. 1
          thereto dated October 28, 1987 (included as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 3, 1988, previously filed with the
          Commission and incorporated herein by reference), and Amendment No. 2 thereto dated
          March 29, 1988 (included as Exhibit 10.11 to the Company's 1988 10-K, previously filed with the Commission and incorporated herein by reference).*
 10.10    Interface, Inc. 401(k) Savings and Investment Plan and Trust, effective as of
          October 1, 1988 (included as Exhibit 10.12 to the Company's 198810-K, previously filed with the Commission and incorporated herein by reference).*
 10.11    Voting Agreement, dated April 13, 1993, among certain shareholders of the Company
          (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 4, 1993, previously filed with the Commission and incorporated herein by reference).
 10.12(a) Amended and Restated Credit Agreement, dated as of June 30, 1992, among the Company
          (and certain of its direct and indirect subsidiaries), Trust Company Bank and The
          First National Bank of Chicago (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 5, 1992, previously filed with the
          Commission and incorporated herein by reference), and Second Amended and Restated
          Credit Agreement, dated as of June 11, 1993, among the Company (and certain of its direct and indirect subsidiaries), Trust Company Bank and The First National Bank
          of Chicago (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 4, 1993, previously filed with the Commission and incorporated herein by reference).
      (b) First Amendment to Second Amended and Restated Credit Agreement, dated as of
          December 1, 1993, among the Company (and certain direct and indirect subsidiaries),
          Trust Company Bank and The First National Bank of Chicago (included as Exhibit
          99(b) to the Company's registration statement on Form S-3, File No. 33-74076, previously filed with the Commission and incorporated herein by reference).
 10.13(a) Loan Agreement, dated as of November 1, 1989, between Interface Flooring Systems,
          Inc. and West Point Development Authority (included as Exhibit 10.24(a) to the
          Company's annual report on Form 10-K for the year ended December 31, 1989 (the
          "1989 10-K"), previously filed with the Commission and incorporated herein by reference).
      (b) Indenture of Trust, dated as of November 1, 1989, between West Point Development
          Authority and Trust Company Bank, as Trustee (included as Exhibit 10.24(b) to the
          Company's 1989 10-K, previously filed with the Commission and incorporated herein by reference).
      (c) Letter of Credit Agreement, dated as of November 1, 1989, among Interface Flooring
          Systems, Inc., the Company and Trust Company Bank (included as Exhibit 10.24(c) to the Company's 1989 10-K, previously filed with the Commission and incorporated herein by reference).
      (d) Irrevocable Letter of Credit, dated November 2, 1989, established by Trust Company
          Bank in favor of Trust Company Bank, as Trustee, in the initial principal amount of
          $4,000,000 (included as Exhibit 10.24(d) to the Company's 1989 10-K, previously filed with the Commission and incorporated herein by reference).
      (e) Pledge and Security Agreement, dated as of November 1, 1989, by Interface Flooring
          Systems, Inc. in favor of Trust Company Bank (included as Exhibit 10.24(e) to the
          Company's 1989 10-K, previously filed with the Commission and incorporated herein by reference).
      (f) Security Deed and Security Agreement, dated as of November 1, 1989, between
          Interface Flooring Systems, Inc. and Trust Company Bank, as Credit Bank (included as Exhibit 10.24(f) to the Company's 1989 10-K, previously filed with the
          Commission and incorporated herein by reference).

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
- ------    -----------------------------------------------------------------------------------
 10.14    Revolving Credit Loan Agreement, dated as of August 5, 1991, between Interface
          Flooring Systems, Inc. and Trust Company Bank (included as Exhibit 10.2 to the
          Company's quarterly report on Form 10-Q for the quarter ended September 29, 1991, previously filed with the Commission and incorporated herein by reference); and
          Amendment No. 1 thereto dated June 30, 1992 (included as Exhibit 10.19 to the
          Company's 1992 10-K, previously filed with the Commission and incorporated herein by reference); and Second Amendment, dated August 5, 1993 (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 3,
          1993, previously filed with the Commission and incorporated herein by reference).
 13       Printer's Proof of certain portions of Annual Report to Shareholders for the year ended
          January 2, 1994.
 21       Subsidiaries of the Company (included as Exhibit 99(c) to the Company's registration statement on Form S-3, File No. 33-74076, previously filed with the
          Commission and incorporated herein by reference).
 23       Consent of BDO Seidman to the incorporation by reference of certain reports dated
          February 16, 1994 into the prospectuses constituting parts of the Company's registration statements on Form S-8 (File Nos. 33-28305 and 33-28307) and on
          Form S-3 (File No. 33-74076).

- ---------------
* Compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.





(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                       ITEM                                                                    PAGE
                     ---------                                                                 ----
Report of Independent Certified Public Accountants...........................................  16
Schedule II -- Amounts Receivable from Related Parties, and Underwriters, Promoters, and Employees other than Related Parties ...................................  16
Schedule V -- Property, Plant and Equipment..................................................  17
Schedule VI -- Accumulated Depreciation, Depletion and Amortization
  of Property, Plant and Equipment...........................................................  18
Schedule VIII -- Valuation and Qualifying Accounts and Reserves..............................  19
Schedule X -- Supplementary Income Statement Information.....................................  19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Interface, Inc.
LaGrange, Georgia

     The audits referred to in our Report dated February 16, 1994 relating to the Consolidated Financial Statements of Interface, Inc. and subsidiaries, incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Shareholders for the fiscal year ended January 2, 1994, included the audit of the Financial Statement Schedules listed in the accompanying index. These Financial Statement Schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these Financial Statement Schedules.

     In our opinion, such Schedules present fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN

Atlanta, Georgia
February 16, 1994



                       INTERFACE, INC. AND SUBSIDIARIES

   SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES, AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES




                                                             Deductions           Balance at end of period
                        Balance at                   --------------------------  --------------------------
                       beginning of                    Amounts      Amounts                        Not
Name of debtor           period        Additions      collected    written off     Current       current
- --------------       --------------  -------------   ------------ -------------  ------------  ------------

C. Edward Terry            --         $330,924(a)        --            --          $330,924        --
                     ==============  =============   ==========================  ==========================


- ------------------

(a) In November 1993, the Company extended C. Edward Terry, a director and executive officer of the Company, an advance of $330,924 in connection with Mr. Terry's relocation from LaGrange to Atlanta, Georgia. The advance, together with interest at the rate of 7% per annum, is repayable upon the sale of Mr. Terry's residential property in LaGrange, Georgia.
    The Company has the option to purchase the property in exchange for forgiveness of the debt owed by Mr. Terry.


                        INTERFACE, INC. AND SUBSIDIARIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                                               BALANCE AT                                          BALANCE AT
                                               BEGINNING    ADDITIONS                                END OF
               CLASSIFICATION                   OF YEAR     AT COST(a)   RETIREMENTS   TRANSFERS      YEAR
- ---------------------------------------------  ----------   ----------   -----------   ---------   ----------
                                                                       (IN THOUSANDS)
Year ended January 2, 1994:
  Land.......................................   $   7,522    $     421    $    (26)     $     --    $   7,917
  Building...................................      69,617        1,841        (660)      (4,616)       66,182
  Machinery and equipment....................     134,984       25,227(b)   (3,948)        6,722      162,985
  Construction-in-process....................       5,642        1,221         (40)       (2,106)       4,717
                                               ----------   ----------   -----------   ---------   ----------
                                                $ 217,765    $  28,710    $ (4,674)     $     --    $ 241,801
                                               ----------   ----------   -----------   ---------   ----------
                                               ----------   ----------   -----------   ---------   ----------
Year ended January 3, 1993:
  Land.......................................   $   7,973    $    (451)    $    --      $     --    $   7,522
  Building...................................      70,335         (951)        (83)          316       69,617
  Machinery and equipment....................     120,835       10,365      (1,291)        5,075      134,984
  Construction-in-process....................       7,651        4,757      (1,375)       (5,391)       5,642
                                               ----------   ----------   -----------   ---------   ----------
                                                $ 206,794    $  13,720     $(2,749)     $     --    $ 217,765
                                               ----------   ----------   -----------   ---------   ----------
                                               ----------   ----------   -----------   ---------   ----------
Year ended December 29, 1991:
  Land.......................................   $   7,859    $     114     $    --      $     --    $   7,973
  Building...................................      63,231        7,042        (109)          171       70,335
  Machinery and equipment....................     117,110        4,261      (2,291)        1,755      120,835
  Construction-in-process....................       5,089        4,488          --        (1,926)       7,651
                                               ----------   ----------   -----------   ---------   ----------
                                                $ 193,289    $  15,905     $(2,400)     $     --    $ 206,794
                                               ----------   ----------   -----------   ---------   ----------
                                               ----------   ----------   -----------   ---------   ----------
- ---------------

(a) Includes changes in foreign currency exchange rates and the effects of the adoption of SFAS 109.

(b) Includes the acquisitions of Bentley Mills and the Stevens Linen Dudley
     Division.


                        INTERFACE, INC. AND SUBSIDIARIES

             SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                                                    ADDITIONS
                                                      BALANCE AT   CHARGED TO                  BALANCE AT
                                                      BEGINNING     COSTS AND    RETIREMENTS     END OF
                   CLASSIFICATION                      OF YEAR     EXPENSES(a)    OR SALES        YEAR
- ----------------------------------------------------  ----------   -----------   -----------   ----------
                                                                        (IN THOUSANDS)
Year ended January 2, 1994:
  Land improvements.................................   $    222      $    66       $    --      $     288
  Building..........................................     17,675        2,468          (450)        15,698
  Machinery and equipment...........................     62,263       17,918        (3,486)        80,690
                                                      ----------   -----------   -----------   ----------
                                                       $ 80,160      $20,452       $(3,936)     $  96,676
                                                      ----------   -----------   -----------   ----------
                                                      ----------   -----------   -----------   ----------
Year ended January 3, 1993:
  Land improvements.................................   $    234      $   (12)      $    --      $     222
  Building..........................................     14,422        3,272           (19)        17,675
  Machinery and equipment...........................     52,732       10,389          (858)        62,263
                                                      ----------   -----------   -----------   ----------
                                                       $ 67,388      $13,649       $  (877)     $  80,160
                                                      ----------   -----------   -----------   ----------
                                                      ----------   -----------   -----------   ----------
Year ended December 29, 1991:
  Land improvements.................................   $    178      $    56       $    --      $     234
  Building..........................................      9,502        4,987           (67)        14,422
  Machinery and equipment...........................     42,484       12,191        (1,943)        52,732
                                                      ----------   -----------   -----------   ----------
                                                       $ 52,164      $17,234       $(2,010)     $  67,388
                                                      ----------   -----------   -----------   ----------
                                                      ----------   -----------   -----------   ----------

- ---------------

(a) Includes changes in foreign currency exchange rates and the effects of the adoption of SFAS 109.


                        INTERFACE, INC. AND SUBSIDIARIES

        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

- ------------------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B     COLUMN C                  COLUMN D       COLUMN E
- ------------------------------------------------------------------------------------------------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                            BEGINNING    COSTS AND      OTHER      DEDUCTIONS       END OF
                                             OF YEAR     EXPENSES(b)   ACCOUNTS    (DESCRIBE)        YEAR
                                            ----------   ----------   ----------   ----------     ----------



                                                                   (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended:
     January 2, 1994......................    $3,386       $4,026(c)     $ --        $1,641(a)      $5,771
                                            ----------   ----------   ----------   ----------     ----------
                                            ----------   ----------   ----------   ----------     ----------
     January 3, 1993......................    $4,241       $2,120        $ --        $2,975(a)      $3,386
                                            ----------   ----------   ----------   ----------     ----------
                                            ----------   ----------   ----------   ----------     ----------
     December 29, 1991....................    $3,923       $2,761        $ --        $2,443(a)      $4,241
                                            ----------   ----------   ----------   ----------     ----------
                                            ----------   ----------   ----------   ----------     ----------

- ---------------

(a) Write off bad debt.
(b) Includes changes in foreign currency exchange rates.
(c) Includes Bentley Mills allowance of $1,300 at acquisiton date.

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

- ------------------------------------------------------------------------------------------------------
                         COLUMN A                                            COLUMN B
- ------------------------------------------------------------------------------------------------------
                         ITEM (a)                                 CHARGED TO COSTS AND EXPENSES
- ------------------------------------------------------------------------------------------------------
                                                                           YEARS ENDED
                                                            ------------------------------------------
                                                            JANUARY 2,     JANUARY 3,     DECEMBER 29,
                                                               1994           1993            1991
                                                            ----------     ----------     ------------
                                                                          (IN THOUSANDS)
Repairs and maintenance...................................   $ 10,572        $9,211          $7,560
                                                            ----------     ----------     ------------
                                                            ----------     ----------     ------------
Advertising...............................................   $  3,685        $3,411          $2,698
                                                            ----------     ----------     ------------
                                                            ----------     ----------     ------------
- ---------------

(a) Other Column A items are not listed because they are either shown in the Consolidated Financial Statements or their amounts are less than 1% of revenues for all periods.

     (All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are either not applicable or the required information is shown in the Company's Consolidated Financial Statements or the Notes thereto.)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERFACE, INC.

                                          By:      /s/  RAY C. ANDERSON
                                            ------------------------------------
                                                      Ray C. Anderson
                                              Chairman of the Board, President
                                                and Chief Executive Officer

Date: March 30, 1994

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ray C. Anderson as attorney-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                               CAPACITY                   DATE
- ---------------------------------------------  -------------------------------  ---------------

                /s/  RAY C. ANDERSON           Chairman of the Board,           March 30, 1994
- ---------------------------------------------    President and Chief Executive
               Ray C. Anderson                   Officer (Principal Executive
                                                 Officer)

               /s/  DANIEL T. HENDRIX          Vice President -- Finance,       March 30, 1994
- ---------------------------------------------    Chief Financial Officer and
               Daniel T. Hendrix                  Treasurer (Principal
                                                 Financial and Accounting
                                                 Officer)

               /s/  JAMES C. ABEGGLEN          Director                         March 30, 1994
- ---------------------------------------------
               James C. Abegglen

               /s/  CHARLIE R. EITEL           Director                         March 30, 1994
- ---------------------------------------------
               Charlie R. Eitel

               /s/  DAVID MILTON               Director                         March 30, 1994
- ---------------------------------------------
               David Milton

               /s/  ROYCE R. RENFROE           Director                         March 30, 1994
- ---------------------------------------------
               Royce R. Renfroe

               /s/  DON E. RUSSELL             Director                         March 30, 1994
- ---------------------------------------------
               Don E. Russell

               /s/  C. EDWARD TERRY            Director                         March 30, 1994
- ---------------------------------------------
               C. Edward Terry


                  SIGNATURE                               CAPACITY                   DATE
- ---------------------------------------------  -------------------------------  ---------------
                /s/  CARL I. GABLE              Director                         March 30, 1994
- ---------------------------------------------
                Carl I. Gable

                /s/  ARIE GLIMMERVEEN           Director                         March 30, 1994
- ---------------------------------------------
                Arie Glimmerveen

                /s/  J. SMITH LANIER, II        Director                         March 30, 1994
- ---------------------------------------------
                J. Smith Lanier, II

                /s/  LEONARD G. SAULTER         Director                         March 30, 1994
- ---------------------------------------------
                Leonard G. Saulter

                /s/  DAVID G. THOMAS            Director                         March 30, 1994
- ---------------------------------------------
                David G. Thomas

                /s/  CLARINUS C.Th. van ANDEL   Director                         March 30, 1994
- ---------------------------------------------
                Clarinus C.Th. van Andel


                                EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
- ------    -----------------------------------------------------------------------------------
 10.7     Interface, Inc. Key Employee Stock Option Plan (1993), effective as of March 1,
          1993 (included as Exhibit 10.7 to the 1992 10-K, previously filed with the
          Commission and incorporated herein by reference), and Amendment No. 1 thereto, as approved by the Company on February 22, 1994.*
 13       Printer's Proof of certain portions of Annual Report to Shareholders for the year ended
          January 2, 1994.
 23       Consent of BDO Seidman to the incorporation by reference of certain reports dated
          February 16, 1994 into the prospectuses constituting parts of the Company's registration statements on Form S-8 (File Nos. 33-28305 and 33-28307) and on
          Form S-3 (File No. 33-74076).

- ---------------
* Compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.