Form 10-Q
period 1994-04-03
INTERFACE INC
filed 1994-05-15
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarterly Period Ended April 3, 1994

                        Commission File Number 0-12016
                        ------------------------------

                               INTERFACE, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            GEORGIA                                          58-1451243
- - - -------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)



          ORCHARD HILL ROAD, P.O. BOX 1503, LAGRANGE, GEORGIA 30241
          ---------------------------------------------------------
            (Address of principal executive offices and zip code)


                                (706) 882-1891
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes  X           No
                                                         -----           -----

Shares outstanding of each of the registrant's classes of common stock at May 10, 1994:

                   Class                                 Number of Shares
- - - ----------------------------------------------           ----------------
Class A Common Stock, $.10 par value per share                 15,057,828
Class B Common Stock, $.10 par value per share                  3,103,525

                                                     Page 1 of             Pages
                                                               ------------
                                        The Exhibit Index appears at page      .
                                                                         ------

                               INTERFACE, INC.


                                    Index

                                                                                              Page
                                                                                              ----
Part I.   FINANCIAL INFORMATION

         Item 1. Consolidated Condensed Financial Statements

                 Balance Sheets April 3, 1994 and January 2, 1994                             3

                 Statements of Income - Three Months
                 Ended April 3, 1994 and April 4, 1993                                        4

                 Statements of Cash Flows -
                 Three Months Ended April 3, 1994 and April 4, 1993                           5

                 Notes to Financial Statements                                                6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                          8


Part II.       OTHER INFORMATION

         Item 1. Legal Proceedings                                                            10

         Item 2. Changes in the Rights of the Company's Security
                 Holders                                                                      10

         Item 3. Defaults by the Company on Its Senior Securities                             10

         Item 4. Submission of Matters to a Vote of Security Holders                          10

         Item 5. Other Information                                                            10

         Item 6. Exhibits and Reports on Form 8-K                                             10

                        PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS
                       INTERFACE, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)

 (In thousands)
 -----------------------------------------------
                                                     April 3,          January 2,
                       ASSETS                         1994              1994
 -----------------------------------------------  -------------    --------------
 CURRENT ASSETS:
  Cash and Cash Equivalents                            $2,339            $4,674
  Escrowed and Restricted Funds                         4,015             4,015
  Accounts Receivable                                 123,240           124,170
  Inventories                                         130,797           116,041
  Deferred Tax Asset                                    2,539             2,539
  Prepaid Expenses                                     17,863            15,078
                                                  -------------    --------------
    TOTAL CURRENT ASSETS                              280,793           266,517

 PROPERTY AND EQUIPMENT, less
  accumulated depreciation                            150,542           145,125
 EXCESS OF COST OVER NET ASSETS ACQUIRED              198,994           195,143
 OTHER ASSETS                                          38,310            35,534
                                                  -------------    --------------
                                                     $668,639          $642,319
                                                  =============    ==============
     LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
 -----------------------------------------------
 CURRENT LIABILITIES:
  Accounts Payable                                     58,700            56,043
  Accrued Expenses                                     42,268            52,744
  Current Maturities of Long-Term Debt                 16,629            17,155
                                                  -------------    --------------
    TOTAL CURRENT LIABILITIES                         117,597           125,942

 LONG-TERM DEBT, less current maturities              208,334           187,712
 CONVERTIBLE SUBORDINATED DEBENTURES                  103,925           103,925
 DEFERRED INCOME TAXES                                 18,086            17,856
                                                  -------------    --------------
    TOTAL LIABILITIES                                 447,942           435,435
                                                  -------------    --------------
  Redeemable Preferred Stock                           25,000            25,000
  Common Stock:
   Class A                                              1,862             1,793
   Class B                                                311               311
  Additional Paid-In Capital                           94,118            83,989
  Retained Earnings                                   127,286           125,960
  Foreign Currency Translation Adjustment             (10,134)          (12,423)
  Treasury Stock, 3,600
     Class A Shares, at Cost                          (17,746)          (17,746)
                                                  -------------    --------------
                                                     $668,639          $642,319
                                                  =============    ==============




    See accompanying notes to consolidated condensed financial statements.

                       INTERFACE, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                                  (Unaudited)

(In thousands except per share amounts)
- - - ---------------------------------------

                                                           Three Months Ended
                                                   ----------------------------------
                                                       April 3,          April 4,
                                                         1994              1993
                                                   ---------------   ----------------
Net Sales                                               $160,719          $135,041
Cost of Sales                                            112,375            93,805
                                                   ---------------   ----------------
     Gross Profit on Sales                                48,344            41,236
Selling, General and Administrative Expense               37,905            32,532
                                                   ---------------   ----------------
     Operating Income                                     10,439             8,704
Other (Expense) Income - Net                              (6,044)           (5,310)
                                                   ---------------   ----------------
     Income before Taxes on Income                         4,395             3,394
Taxes on Income                                            1,583             1,190
                                                   ---------------   ----------------
Net Income                                                 2,812             2,204
Less: Preferred Dividends                                    438                 0
                                                   ---------------   ----------------
Net Income Applicable to Common Shareholders              $2,374            $2,204
                                                   ===============   ================



Primary Earnings Per Common Share                          $0.14             $0.13
                                                   ===============   ================





    See accompanying notes to consolidated condensed financial statements.

                       INTERFACE, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)


                                                         Three Months Ended
                                                 --------------------------------
                                                     April 3,          April 4,
 (In thousands)                                        1994              1993
 --------------                                  --------------    --------------
 OPERATING ACTIVITIES:
  Net Income                                           $2,812            $2,202
  Adjustment to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                       6,853             5,681
    Deferred income taxes                                (154)              (29)
    Cash provided by (used for):
     Accounts receivable                               (1,656)            6,732
     Inventories                                       (7,647)           (2,848)
     Prepaid and other                                 (2,382)           (3,618)
     Accounts payable and accrued expenses             (9,685)           (4,959)
                                                 --------------    --------------
                                                      (11,859)            3,161
                                                 --------------    --------------
 INVESTING ACTIVITIES:
    Capital Expenditures                               (4,824)           (2,436)
    Acquisitions of businesses                           (643)           (4,330)
    Other                                                (100)           (1,350)
                                                 --------------    --------------
                                                       (5,567)           (8,116)
                                                 --------------    --------------
 FINANCING ACTIVITIES:
    Net borrowing of long-term debt                    16,151             5,515
    Issuance of common stock                              328                 0
    Dividends paid                                     (1,486)           (1,036)
    Other                                                   0                 0
                                                 --------------    --------------
                                                       14,993             4,479
                                                 --------------    --------------
 Net cash provided by operating,
  investing and financing activities                   (2,433)             (476)
 Effect of exchange rate changes on cash                   98               250
                                                 --------------    --------------
 CASH AND CASH EQUIVALENTS:
    Net increase (decrease) during the period          (2,335)             (226)
    Balance at beginning of period                      4,674             5,824
                                                 --------------    --------------
    Balance at end of period                           $2,339            $5,598
                                                 ==============    ==============




    See accompanying notes to consolidated condensed financial statements.

                       INTERFACE, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements

NOTE 1 - CONDENSED FOOTNOTES

         As contemplated by the Securities and Exchange Commission instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to the Company's year-end financial statements contained in its Annual Report to Shareholders for the fiscal year ended January 2, 1994, as filed with the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

         Inventories are summarized as follows:

                                            April 4,                               January 2,
                                              1994                                    1994
                                           ---------                               ----------
Finished Goods                               $70,171                                 $ 64,497

Work-in-Process                               24,662                                   20,010

Raw Materials                                 35,964                                   31,534
                                             -------                                 --------
                                            $130,797                                 $116,041
                                            ========                                 ========

NOTE 3 - BUSINESS ACQUISITIONS

         On March 29, 1994, the Company acquired 100% of the outstanding shares of Prince Street Technologies, Ltd. ("PST"), a broadloom carpet producer located in Atlanta, Georgia. The Company issued 674,953 shares of Class A Common Stock in exchange for 100% of the outstanding shares of PST. The transaction will be accounted for as a purchase, and the operations of PST will be included in the consolidated results of the Company from the date of the acquisition.

NOTE 4 - EARNINGS PER SHARE AND DIVIDENDS

         Earnings per share are computed by dividing net income applicable to common shareholders by the combined weighted average number of shares of Class A and Class B common stock outstanding during each year. The computation does not include a negligible dilutive effect of stock options. Neither the Convertible Debentures issued in September 1988 nor the Preferred Stock issued during June 1993 were determined to be common stock equivalent. In computing primary earnings per share, the preferred stock dividend reduces income

                       INTERFACE, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements

applicable to common shareholders. Primary earnings per share are based upon 17,463,000 shares, and 17,265,000 shares for the periods ended April 3, 1994 and April 4, 1993, respectively. For the periods ended April 3, 1994 and April 4, 1993, fully diluted earnings per common share were antidilutive. For the purposes of computing earnings per share and dividends paid per share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (3,600,000 Class A shares, recorded at cost).

______________________________________________________________________________



         The financial information included in this report has been prepared by the Company, without audit, and should not be relied upon to the same extent as audited financial statements. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS. The Company's net sales increased $25.7 million (19.0%) for the quarter ended April 3, 1994, compared with the same period in 1993. The increase was primarily attributable to (i) sales generated by Bentley Mills, Inc., which was acquired during June 1993, (ii) increased sales volume in the Company's carpet tile operations in Europe and Southeast Asia, and (iii) continued improvement in unit volume in the Company's interior fabric and chemical operations. These increases were offset somewhat by the strengthening of the U.S. Dollar, the Company's reporting currency, against certain key European currencies; a decrease in sales volume in Japan, which continues to experience a recessionary economic climate.

         Cost of sales increased as a percentage of sales for the quarter ended April 3, 1994, compared with the same period in 1993. The increase was due primarily to (i) increased manufacturing costs in the Company's interior fabric division, and (ii) the acquisition of Bentley, which had a higher cost of sales than the Company, in June 1993.

         Selling, general and administrative expenses as a percentage of sales decreased to 23.6% for the three months ended April 3, 1994, compared to 24.4% for the same period in 1993, primarily as a result of (i) the acquisition of Bentley, which had lower selling, general and administrative costs than the Company, in June 1993, and (ii) the continuation of cost controls measures initiated in 1991 and 1992, which reduced discretionary marketing cost and fixed overhead expenditures.

         Other expense increased $.7 million for the quarter ended April 3, 1994, compared to the same period in 1993, primarily due to an increase in bank debt coupled with the increase in U.S. interest rates.

         Due, by and large, to the aforementioned factors, coupled with the dividends paid on the Series A Preferred Shares, the Company's net income increased 7.7% to $2.4 million for the first quarter of 1994, from $2.2 million for the same period in 1993.

         LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash during the period have been (i) $11.9 million for operations, (ii) $4.8 for additions to property and equipment in the Company's manufacturing facilities, (iii) $.6 million associated with the acquisition of Prince Street Technologies, Ltd., and (iv) $1.5 million for dividends paid. These uses were funded, in part, by $16.2 million from long-term financing.

         The Company, as of April 3, 1994, recognized a $2.3 million decrease in foreign currency translation adjustment compared to that of January 2, 1994, primarily due to the movement of the U.S. dollar against two key functional currencies, the British pound sterling and the Dutch Guilder. The adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board (FASB) 52.

         Management believes that the cash provided by operations and available under long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not aware of any material pending legal proceedings involving it or any of its property.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

         None

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     The following exhibits are filed with this report:

         Exhibit
         Number   Description of Exhibit
         ------   ----------------------
         10.1     Employment agreement of Charles R. Eitel.

         10.2     Employment agreement of Royce R. Renfroe.

         (b)  No reports on Form 8-K were filed during the quarter ended April
              3. 1994.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                INTERFACE, INC.



Date:  May 13, 1994                             By:/s/Daniel T. Hendrix
                                                   ----------------------------

                                                   Daniel T. Hendrix
                                                   Vice President
                                                   (Principal Financial Officer)

                                EXHIBIT INDEX



EXHIBIT               DESCRIPTION OF EXHIBIT                      SEQUENTIAL
NUMBER                                                             PAGE NO.

10.1        Employment agreement of Charles R. Eitel.

10.2        Employment agreement of Royce R. Renfroe.