Form 10-Q
period 1994-07-03
INTERFACE INC
filed 1994-08-17
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarterly Period Ended July 3, 1994

                         Commission File Number 0-12016
                         ------------------------------

                                 INTERFACE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                                             58-1451243
- - -------------------------------                            -------------------
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
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes  X           No
                                                          ---             ---

Shares outstanding of each of the registrant's classes of common stock at July 29, 1994:

                    Class                                      Number of Shares
- - ----------------------------------------------                 ----------------
Class A Common Stock, $.10 par value per share                       15,109,328
Class B Common Stock, $.10 par value per share                        3,082,025

                                                    Page 1 of ____________ Pages
                                        The Exhibit Index appears at page _____.

                                INTERFACE, INC.


                                     Index

                                                                                                      Page
                                                                                                      ----
Part I.          FINANCIAL INFORMATION

         Item 1. Consolidated Condensed Financial Statements

                 Balance Sheets - July 3, 1994 and January 2, 1994                                     3

                 Statements of Income - Three Months and Six Months
                 Ended July 3, 1994 and July 4, 1993                                                   4

                 Statements of Cash Flows -
                 Six Months Ended July 3, 1994 and July 4, 1993                                        5

                 Notes to Financial Statements                                                         6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                   8


Part II.         OTHER INFORMATION

         Item 1. Legal Proceedings                                                                    10

         Item 2. Changes in the Rights of the Company's Security
                 Holders                                                                              10

         Item 3. Defaults by the Company on Its Senior Securities                                     10

         Item 4. Submission of Matters to a Vote of Security Holders                                  10

         Item 5. Other Information                                                                    10

         Item 6. Exhibits and Reports on Form 8-K                                                     10

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        INTERFACE, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)

(In thousands)
- - ------------------------------------------------------------------------                   July 3,                 January 2,
                                ASSETS                                                      1994                     1994
- - ------------------------------------------------------------------------                  ---------                ---------
CURRENT ASSETS:
  Cash and Cash Equivalents                                                               $  1,921                 $  4,674
  Escrowed and Restricted Funds                                                              2,695                    4,015
  Accounts Receivable                                                                      134,300                  124,170
  Inventories                                                                              139,042                  116,041
  Deferred Tax Asset                                                                         2,539                    2,539
  Prepaid Expenses                                                                          16,057                   15,078
                                                                                          --------                 --------
     TOTAL CURRENT ASSETS                                                                  296,554                  266,517

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                                                 150,654                  145,125
EXCESS OF COST OVER NET ASSETS ACQUIRED                                                    202,378                  195,143
OTHER ASSETS                                                                                35,966                   35,534
                                                                                          --------                 --------
                                                                                          $685,552                 $642,319
                                                                                          ========                 ========
             LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
- - -----------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                                                          62,413                   56,043
  Accrued Expenses                                                                          45,327                   52,744
  Current Maturities of Long-Term Debt                                                      16,900                   17,155
                                                                                          --------                 --------
     TOTAL CURRENT LIABILITIES                                                             124,640                  125,942

LONG-TERM DEBT, less current maturities                                                    204,656                  187,712
CONVERTIBLE SUBORDINATED DEBENTURES                                                        103,925                  103,925
DEFERRED INCOME TAXES                                                                       19,390                   17,856
                                                                                          --------                 --------
     TOTAL LIABILITIES                                                                     452,611                  435,435
                                                                                          --------                 --------
  Redeemable Preferred Stock                                                                25,000                   25,000
  Common Stock:
   Class A                                                                                   1,871                    1,793
   Class B                                                                                     308                      311
  Additional Paid-In Capital                                                                94,240                   83,989
  Retained Earnings                                                                        129,467                  125,960
  Foreign Currency Translation Adjustment                                                     (199)                 (12,423)
  Treasury Stock, 3,600
        Class A Shares, at Cost                                                            (17,746)                 (17,746)
                                                                                          --------                 --------
                                                                                          $685,552                 $642,319
                                                                                          ========                 ========

    See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                                  (Unaudited)


(In thousands except per share amounts)
                                                   Three Months Ended       Six Months Ended
                                                  --------------------    --------------------
                                                   July 3,     July 4,     July 3,     July 4,
                                                    1994        1993        1994        1993
                                                  --------    --------    --------    --------
Net Sales                                         $181,665    $150,045    $342,384    $283,713
Cost of Sales                                      126,117     102,602     238,492     195,035
                                                  --------    --------    --------    --------
     Gross Profit on Sales                          55,548      47,443     103,892      88,678
Selling, General and Administrative Expense         43,408      36,726      81,313      69,258
                                                  --------    --------    --------    --------
     Operating Income                               12,140      10,717      22,579      19,420
Other (Expense) Income - Net                        (6,342)     (6,412)    (12,386)    (11,722)
                                                  --------    --------    --------    --------
     Income before Taxes on Income                   5,798       4,305      10,193       7,698
Taxes on Income                                      2,087       1,508       3,670       2,697
                                                  --------    --------    --------    --------
Net Income                                           3,711       2,797       6,523       5,001
Less: Preferred Dividends                              437          53         875          53
                                                  --------    --------    --------    --------
Net Income Applicable to Common Shareholders      $  3,274    $  2,744    $  5,648    $  4,948
                                                  ========    ========    ========    ========

Primary Earnings Per Common Share                 $   0.18    $   0.16    $   0.32    $   0.29
                                                  ========    ========    ========    ========

Weighted Average Common Shares Outstanding          18,175      17,265      17,834      17,265
                                                  ========    ========    ========    ========





     See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                             Six Months Ended
                                                                                    -----------------------------------
                                                                                      July 3,                   July 4,
(In thousands)                                                                         1994                      1993
- - --------------                                                                      ---------                 ---------
OPERATING ACTIVITIES:
  Net Income                                                                        $   6,523                 $   5,001
  Adjustment to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                                                      14,357                    11,993
    Deferred income taxes                                                                 970                       (27)
    Cash provided by (used for):
      Accounts receivable                                                              (4,385)                    4,519
      Inventories                                                                     (13,156)                   (2,504)
      Prepaid and other                                                                   217                    (4,097)
      Accounts payable and accrued expenses                                           (10,455)                   (6,324)
                                                                                    ---------                 ---------
                                                                                       (5,929)                    8,561
                                                                                    ---------                 ---------
INVESTING ACTIVITIES:
    Capital expenditures                                                               (9,182)                   (6,805)
    Acquisitions of businesses                                                           (643)                  (14,920)
    Other                                                                               2,511                    (1,236)
                                                                                    ---------                 ---------
                                                                                       (7,314)                  (22,961)
                                                                                    ---------                 ---------
FINANCING ACTIVITIES:
    Net borrowing of long-term debt                                                    12,734                    15,144
    Issuance of common stock                                                              453                         0
    Dividends paid                                                                     (3,015)                   (2,072)
                                                                                    ---------                 ---------
                                                                                       10,172                    13,072
                                                                                    ---------                 ---------
Net cash provided by operating,
  investing and financing activities                                                   (3,071)                   (1,328)
Effect of exchange rate changes on cash                                                   318                       (93)
                                                                                    ---------                 ---------
CASH AND CASH EQUIVALENTS:
    Net increase (decrease) during the period                                          (2,753)                   (1,421)
    Balance at beginning of period                                                      4,674                     5,824
                                                                                    ---------                 ---------
    Balance at end of period                                                        $   1,921                 $   4,403
                                                                                    =========                 =========


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

NOTE 2 - INVENTORIES

         Inventories are summarized as follows:

                                 July 3,                  January 2,
                                  1994                       1994
                                --------                  ----------
Finished Goods                  $ 76,363                   $ 64,497

Work-in-Process                   24,564                     20,010

Raw Materials                     38,116                     31,534
                                --------                   --------
                                $139,042                   $116,041
                                ========                   ========

NOTE 3 - BUSINESS ACQUISITIONS

         On March 29, 1994, the Company acquired 100% of the outstanding shares of Prince Street Technologies, Ltd. ("PST"), a broadloom carpet producer located in Atlanta, Georgia. The Company issued 674,953 shares of Class A Common Stock in exchange for 100% of the outstanding shares of PST. The transaction has been accounted for as a purchase, and the operations of PST are included in the consolidated results of the Company from the date of the acquisition.

NOTE 4 - EARNINGS PER SHARE AND DIVIDENDS

         Earnings per share are computed by dividing net income applicable to common shareholders by the combined weighted average number of shares of Class A and Class B common stock outstanding during each year. The computation does not include a negligible dilutive effect of stock options. Neither the Convertible Debentures issued in September 1988 nor the Preferred Stock issued in June 1993 were determined to be common stock equivalents. In computing primary earnings per share, the preferred stock dividend reduces income

                        INTERFACE, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements

applicable to common shareholders. For the periods ended July 3, 1994 and July 4, 1993, fully diluted earnings per common share were antidilutive. For the purposes of computing earnings per share and dividends paid per share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (3,600,000 Class A shares, recorded at cost).

________________________________________________________________________



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS. For the three month and six month periods ended July 3, 1994, the Company's net sales increased $31.6 million (21.1%) and $58.7 million (20.7%), respectively, compared with the same periods in 1993. The increase was primarily attributable to (i) sales generated by Bentley Mills, Inc., which was acquired during June 1993, (ii) sales generated by Prince Street Technologies, Ltd., which was acquired during March 1994, (iii) increased sales volume in the Company's carpet operations in Europe and Southeast Asia, and (iv) continued improvement in unit volume in the Company's interior fabric and chemical operations. These increases were offset somewhat by the strengthening of the U.S. Dollar, the Company's reporting currency, against certain key European currencies (particularly the Dutch guilder), and a decrease in sales volume in Japan, which continues to experience a recessionary economic climate.

         Cost of sales increased as a percentage of sales for the three and six month periods ended July 3, 1994, compared with the same periods in 1993. The increase was due primarily to (i) increased manufacturing costs in the Company's interior fabrics division, and (ii) the acquisitions of Bentley Mills and Prince Street Technologies, which, historically, had higher cost of sales than the Company.

         Selling, general and administrative expenses as a percentage of sales decreased to 23.9% and 23.7%, respectively, for the three month and six month periods ended July 3, 1994, compared to 24.5% and 23.7% for the same periods in 1993, primarily as a result of (i) the acquisition of Bentley, which had lower selling, general and administrative costs than the Company, and (ii) the continuation of cost controls measures initiated in prior years, which reduced discretionary marketing cost and fixed overhead expenditures.

         For the three month and six month periods ended July 3, 1994, the Company's other expense decreased $.1 million and increased $.7 million, respectively, compared to the same periods in 1993, primarily due to an increase in bank debt coupled with the increase in U.S. interest rates.

         Due, by and large, to the aforementioned factors, coupled with the dividends paid on the Series A Preferred Shares, the Company's net income increased 19.3% to $3.3 million and 14.1% to $5.6 million, respectively, for the three months and six months ended July 3, 1994, compared to the same periods in 1993.

         LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash during the period have been (i) $5.9 million for operations, (ii) $9.2 for additions to property and equipment in the Company's manufacturing facilities, (iii) $.6 associated with the acquisition of Prince Street Technologies, Ltd., and (iv) $3.0 million for dividends paid. These uses were funded, in part, by $12.7 million from long-term financing and $1.3 million from a reduction in escrowed and restricted funds requirements.

         The Company, as of July 3, 1994, recognized a $12.2 million decrease in foreign currency translation adjustment compared to that of January 2, 1994. This improvement in translation adjustment was largely due to a significant quarter end strengthening of the British pound sterling and the Dutch Guilder compared to the U.S. dollar. The adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board (FASB) 52.

         In June 1994, the Company amended its existing revolving credit and term loan facilities. The amendment increased the revolving credit facilities by $20.0 million, reduced the interest calculation from LIBOR plus 1.5% to LIBOR plus 1.0%, reduced the commitment fees payable by the Company, and amended certain financial covenants.

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

         None

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its annual meeting of shareholders on May 17, 1994.

         (b)     N/A

         (c) The matters considered at the annual meeting, and the votes cast for, against or withheld, as well as the number of abstentions, relating to each matter, are as follows:

                 (i)      Election of the following directors:

                          CLASS A                              FOR        WITHHELD
                          -------                              ---        --------
                          Carl I. Gable                     10,637,724      97,237
                          Arie Glimmerveen                  10,628,624     106,337
                          J. Smith Lanier, II               10,629,326     105,635
                          Leonard G. Saulter                10,629,724     105,237
                          David G. Thomas                   10,637,224      97,737
                          Clarinus C. Th. van Andel         10,638,124      96,837

                          CLASS B                              FOR        WITHHELD
                          -------                              ---        --------
                          Ray C. Anderson                   2,753,996            0
                          Brian L. DeMoura                  2,753,996            0
                          Charles R. Eitel                  2,753,996            0
                          David Milton                      2,753,996            0
                          Royce R. Renfroe                  2,753,996            0
                          Don E. Russell                    2,753,996            0
                          C. Edward Terry                   2,753,996            0

         (ii) Proposal to amend the Company's 1993 Key Employee Stock Option Plan to increase the number of shares authorized to be issued thereunder by 500,000 shares.

                  For               12,855,827
                  Against              593,066
                  Abstain              379,483

         (iii) Proposal submitted by a shareholder requesting implementation of the MacBride Principles concerning employment practices of the Company's subsidiary that has a facility in Northern Ireland.

                          For                1,212,371
                          Against           10,637,146
                          Abstain              712,505

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     The following exhibits are filed with this report:

                 Exhibit
                 Number   Description of Exhibit
                 ------   ----------------------
                 10.1     Second Amendment to Second Amended and Restated Credit Agreement, dated June 13, 1994, among the Company
                          (and certain of its direct and indirect subsidiaries), Trust Company Bank and The First National Bank of
                          Chicago.

                 10.2     Third Amendment to Revolving Credit Loan Agreement, dated as of June 15, 1994, between Interface Flooring
                          Systems, Inc. and Trust Company Bank.

                 10.3     Employment Agreement of David Milton.

                 10.4     Employment Agreement of Brian L. DeMoura.

         (b) No reports on Form 8-K were filed during the quarter ended July 3, 1994.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               INTERFACE, INC.



Date:  August 12, 1994                         By:/s/Daniel T. Hendrix
                                                  -----------------------------
                                                  Daniel T. Hendrix
                                                  Vice President
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX




     Exhibit                                                                                                   Sequential
     Number                             Description of Exhibit                                                 Page No.
         10.1    Second Amendment to Second Amended and Restated Credit Agreement, dated June 13,
                 1994, among the Company (and certain of its direct and indirect subsidiaries),
                 Trust Company Bank and The First National Bank of Chicago.

         10.2    Third Amendment to Revolving Credit Loan Agreement, dated as of June 15, 1994, between Interface Flooring Systems, Inc. and Trust Company Bank.

         10.3    Employment Agreement of David Milton.

         10.4    Employment Agreement of Brian L. DeMoura.