Form 10-Q
period 1994-10-02
INTERFACE INC
filed 1994-11-16
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarterly Period Ended October 2, 1994

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X         No
                                                        -----          ------

Shares outstanding of each of the registrant's classes of common stock at November 11, 1994:

                   Class                                   Number of Shares
- - ----------------------------------------------             ----------------
Class A Common Stock, $.10 par value per share                   15,111,228
Class B Common Stock, $.10 par value per share                    3,080,125

                                                              Page 1 of 22 Pages
                                           The Exhibit Index appears at page 13.

                                INTERFACE, INC.


                                     Index

                                                                            Page
                                                                            ----

Part I.          FINANCIAL INFORMATION

         Item 1. Consolidated Condensed Financial Statements

                 Balance Sheets - October 2, 1994 and January 2, 1994         3

                 Statements of Income - Three Months and Nine Months
                 Ended October 2, 1994 and October 3, 1993                    4

                 Statements of Cash Flows -
                 Nine Months Ended October 2, 1994 and October 3, 1993        5

                 Notes to Financial Statements                                6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9


Part II.         OTHER INFORMATION

         Item 1. Legal Proceedings                                           11

         Item 2. Changes in the Rights of the Company's Security
                 Holders                                                     11

         Item 3. Defaults by the Company on its Senior Securities            11

         Item 4. Submission of Matters to a Vote of Security Holders         11

         Item 5. Other Information                                           11

         Item 6. Exhibits and Reports on Form 8-K                            11

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        INTERFACE, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)

(In thousands)
- - ------------------------------------------        October 2,       January 2,
                  ASSETS                             1994             1994
- - ------------------------------------------        ----------       ----------
CURRENT ASSETS:
  Cash and Cash Equivalents                        $  4,057         $  4,674
  Escrowed and Restricted Funds                       2,548            4,015
  Accounts Receivable                               128,442          124,170
  Inventories                                       139,941          116,041
  Deferred Tax Asset                                  2,539            2,539
  Prepaid Expenses                                   16,965           15,078
                                                   --------         --------
     TOTAL CURRENT ASSETS                           294,492          266,517

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                          152,760          145,125
EXCESS OF COST OVER NET ASSETS ACQUIRED             203,183          195,143
OTHER ASSETS                                         34,624           35,534
                                                   --------         --------
                                                   $685,059         $642,319
                                                   ========         ========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                   56,894           56,043
  Accrued Expenses                                   43,328           52,744
  Current Maturities of Long-Term Debt               17,400           17,155
                                                   --------         --------
     TOTAL CURRENT LIABILITIES                      117,622          125,942

LONG-TERM DEBT, less current maturities             204,025          187,712
CONVERTIBLE SUBORDINATED DEBENTURES                 103,925          103,925
DEFERRED INCOME TAXES                                19,730           17,856
                                                   --------         --------
     TOTAL LIABILITIES                              445,302          435,435
                                                   --------         --------

  Redeemable Preferred Stock                         25,000           25,000
  Common Stock:
   Class A                                            1,871            1,793
   Class B                                              308              311
  Additional Paid-In Capital                         94,240           83,989
  Retained Earnings                                 132,285          125,960
  Foreign Currency Translation Adjustment             3,799          (12,423)
  Treasury Stock, 3,600
        Class A Shares, at Cost                     (17,746)         (17,746)
                                                   --------         --------
                                                   $685,059         $642,319
                                                   ========         ========

     See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                                  (Unaudited)

(In thousands except per share amounts)

                                                         Three Months Ended        Nine Months Ended
                                                      -----------------------   -----------------------
                                                      October 2,   October 3,   October 2,   October 3,
                                                         1994         1993         1994         1993
                                                      ----------   ----------   ----------   ----------
Net Sales                                              $184,959     $167,586     $527,343     $452,672
Cost of Sales                                           129,149      113,030      367,641      309,437
                                                       --------     --------     --------     --------
  Gross Profit on Sales                                  55,810       54,556      159,702      143,235
Selling, General and Administrative Expenses             42,246       41,669      123,559      110,927
                                                       --------     --------     --------     --------
  Operating Income                                       13,564       12,887       36,143       32,308
Other (Expense) Income - Net                             (6,930)      (6,934)     (19,316)     (18,656)
                                                       --------     --------     --------     --------
  Income before Taxes on Income                           6,634        5,953       16,827       13,652
Taxes on Income                                           2,387        2,083        6,057        4,781
                                                       --------     --------     --------     --------
Net Income                                                4,247        3,870       10,770        8,871
Less: Preferred Dividends                                   438          423        1,313          476
                                                       --------     --------     --------     --------
Net Income Applicable to Common Shareholders           $  3,809     $  3,447     $  9,457     $  8,395
                                                       ========     --------     ========     ========




Primary Earnings Per Common Share                      $   0.21     $   0.20     $   0.53     $   0.49
                                                       ========     ========     ========     ========


Weighted Average Common Shares Outstanding               18,191       17,309       17,953       17,280
                                                       ========     ========     ========     ========


     See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                        Nine Months Ended
                                                  ----------------------------
                                                  October 2,        October 3,
(In thousands)                                       1994              1993
- - --------------                                    ----------        ----------
OPERATING ACTIVITIES:
  Net Income                                       $ 10,770          $  8,871
  Adjustment to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                    22,047            20,520
    Deferred income taxes                             1,337               (87)
    Cash provided by (used for):
      Accounts receivable                             2,552            (1,705)
      Inventories                                   (12,989)              870
      Prepaid and other                                (647)           (3,743)
      Accounts payable and accrued expenses         (16,325)           (6,165)
                                                   --------          --------
                                                      6,745            18,561
                                                   --------          --------
INVESTING ACTIVITIES:
    Capital expenditures                            (14,071)          (11,225)
    Acquisitions of businesses                         (643)          (16,503)
    Other                                             1,547            (2,726)
                                                   --------          --------
                                                    (13,167)          (30,454)
                                                   --------          --------
FINANCING ACTIVITIES:
    Net borrowing of long-term debt                   9,490            12,953
    Issuance of common stock                            453               550
    Dividends paid                                   (4,544)           (3,586)
                                                   --------          --------
                                                      5,399             9,917
                                                   --------          --------
Net cash provided by operating,
  investing and financing activities                 (1,023)           (1,976)
Effect of exchange rate changes on cash                 406                 8
                                                   --------          --------

CASH AND CASH EQUIVALENTS:
    Net increase (decrease) during the period          (617)           (1,968)
    Balance at beginning of period                    4,674             5,824
                                                   --------          --------
    Balance at end of period                       $  4,057          $  3,856
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


NOTE 2 - TRANSLATION OF FOREIGN CURRENCIES AND HEDGING TRANSACTIONS

         The Company employs a variety of off-balance sheet financial instruments to reduce its exposure to adverse fluctuations in interest and foreign currency exchange rates, including interest rate and currency swap agreements and foreign currency forward exchange contracts. At October 2, 1994, the Company had approximately $43 million (notional amount) of foreign currency hedge contracts outstanding, consisting principally of forward exchange contracts. These contracts serve to hedge firmly committed Dutch guilder, German mark, Japanese yen, French franc, British pound sterling and other foreign currency revenues.

         At October 2, 1994, interest rate and currency swap agreements related to certain foreign currency denominated promissory notes effectively converted approximately $29 million of variable debt to fixed rate debt. At October 2, 1994, the weighted average fixed rate on the Dutch guilder and Japanese yen borrowings was 8.83%. The interest rate and currency swaps have maturity dates ranging from six to nine months.

         The Company continually monitors its position with, and the credit quality of, the financial institutions which are counter-parties to its off-balance sheet financial instruments and does not anticipate nonperformance by the counter-parties.

                        INTERFACE, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements

NOTE 3 - INVENTORIES

         Inventories are summarized as follows:

                                     October 2,              January 2,
                                        1994                    1994
                                     ----------              ----------

Finished Goods                        $ 75,224                $ 64,497
Work-in-Process                         25,836                  20,010
Raw Materials                           38,881                  31,534
                                      --------                --------
                                      $139,941                $116,041
                                      ========                ========

NOTE 4 - BUSINESS ACQUISITIONS

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

         The following table summarizes the unaudited pro forma consolidated results of operations of the Company as though the PST acquisition had occurred at the beginning of each of the fiscal periods presented, and does not purport to be indicative of what would have occurred had the acquisition actually been consummated as of those dates or of results that may occur in the future. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, amortization of the excess of the cost over net assets acquired, interest expense, intercompany transactions, and the issuance of common stock.

                                                     Nine Months Ended
                                                     -----------------
                                             October 2, 1994   October 3, 1993
                                             ---------------   ---------------

Net Sales                                       $534,115           $476,678
Net Income                                         8,682              9,374
Income Applicable to Common Shareholders           7,369              8,898
Earnings per Common Share                       $    .41           $    .50

                        INTERFACE, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements

NOTE 5 - EXCESS COST OVER NET ASSETS ACQUIRED

         The Company's operational policy for the assessment and measurement of any impairment in the value of excess cost over net assets acquired which is other than temporary is to evaluate the recoverability and remaining life of its goodwill and determine whether the goodwill should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of goodwill. If the Company determines that goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated operating cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.

NOTE 6 - EARNINGS PER SHARE AND DIVIDENDS

         Earnings per share are computed by dividing net income applicable to common shareholders by the combined weighted average number of shares of Class A and Class B common stock outstanding during each year. The computation does not include a negligible dilutive effect of stock options. Neither the Convertible Debentures issued in September 1988 nor the Preferred Stock issued in June 1993 were determined to be common stock equivalents. In computing primary earnings per share, the preferred stock dividend reduces income applicable to common shareholders. For the periods ended October 2, 1994 and October 3, 1993, fully diluted earnings per common share were antidilutive. For the purposes of computing earnings per share and dividends paid per share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (3,600,000 Class A shares, recorded at cost).

- - --------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS. For the three month and nine month periods ended October 2, 1994, the Company's net sales increased $17.4 million (10.4%) and $74.6 million (16.5%), respectively, compared with the same periods in 1993. The increase was primarily attributable to (i) sales generated by Bentley Mills, Inc., which was acquired during June 1993, (ii) sales generated by Prince Street Technologies, Ltd., which was acquired during March 1994,
(iii) increased sales volume in the Company's carpet operations in Europe and Southeast Asia, and (iv) continued improvement in unit volume in the Company's interior fabric and chemical operations. These increases were offset somewhat by a decrease in the Company's modular carpet sales volume in the United Stated and in Japan, which has continued to experience a recessionary economic climate.

         Cost of sales increased as a percentage of sales for the three and nine month periods ended October 2, 1994, compared with the same periods in 1993. The increase was due primarily to (i) increased manufacturing costs in the Company's interior fabrics division, and (ii) the acquisitions of Bentley Mills and Prince Street Technologies, which, historically, had higher cost of sales than the Company.

         Selling, general and administrative expenses as a percentage of sales decreased to 22.8% and 23.4%, respectively, for the three month and nine month periods ended October 2, 1994, compared to 24.9% and 24.5% for the same periods in 1993, primarily as a result of (i) the acquisition of Bentley Mills, which had lower selling, general and administrative costs than the Company, and (ii) the continuation of cost controls measures initiated in prior years, which reduced discretionary marketing cost and fixed overhead expenditures.

         For the three month and nine month periods ended October 2, 1994, the Company's other expense remained flat and increased $.7 million, respectively, compared to the same periods in 1993, primarily due to an increase in bank debt coupled with the increase in U.S. interest rates.

         Due, by and large, to the aforementioned factors, coupled with the dividends paid on the Series A Preferred Shares, the Company's net income increased 10.5% to $3.8 million and 12.7% to $9.5 million, respectively, for the three months and nine months ended October 2, 1994, compared to the same periods in 1993.

         LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash during the period have been (i) $9.2 for additions to property and equipment in the Company's manufacturing facilities, (ii) $.6 associated with the acquisition of Prince Street Technologies, and (iii) $4.5 million for dividends paid.
These uses were funded, in
part, by $9.5 million from long-term financing, $6.7 million from operations and $1.5 million from a reduction in escrowed and restricted funds requirements.

         The Company, as of October 2, 1994, recognized a $16.2 million decrease in foreign currency translation adjustment compared to that of January 2, 1994. This improvement in translation adjustment was largely due to a significant quarter end strengthening of the British pound sterling and the Dutch guilder compared to the U.S. dollar. The adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board (FASB) 52.

         The Company employs a variety of off-balance sheet financial instruments to reduce its exposure to adverse fluctuations in interest and foreign currency exchange rates, including interest rate and currency swap agreements and foreign currency forward exchange contracts. At October 2, 1994, the Company had approximately $43 million (notional amount) of foreign currency hedge contracts outstanding, consisting principally of forward exchange contracts. The contracts serve to hedge firmly committed Dutch guilder, German mark, Japanese yen, French franc, British pound sterling and other foreign currency revenues.

         At October 2, 1994, interest rate and currency swap agreements related to certain foreign currency denominated promissory notes effectively converted approximately $29 million of variable rate debt to fixed rate debt. At October 2, 1994 the weighted average fixed rate on the Dutch guilder and Japanese yen borrowings was 8.83%. The interest rate and currency swaps have maturity dates ranging from six to nine months.

         The Company continually monitors its position with, and the credit quality of, the financial institutions which are counter-parties to its off-balance sheet financial instruments and does not anticipate nonperformance by the counter-parties.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     The following exhibits are filed with this report:

                 Exhibit
                 Number   Description of Exhibit
                 -------  ----------------------

                 10.1 Fourth Amendment to Revolving Credit Loan Agreement, dated as of August 5, 1994, between Interface Flooring Systems, Inc. and Trust Company Bank.

                 27       Financial Data Schedule (for the SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended October 2, 1994.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTERFACE, INC.



Date:    November 15, 1994                 By: /s/Daniel T. Hendrix
                                               -------------------------
                                           Daniel T. Hendrix
                                           Vice President
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX




Exhibit                                                               Sequential
Number           Description of Exhibit                               Page No.

  10.1 Fourth Amendment to Revolving Credit Loan Agreement, dated as of August 5, 1994, between Interface Flooring
         Systems, Inc. and Trust Company Bank.

  27     Financial Data Schedule (for the SEC use only)