Form 10-K405
INTERFACE INC
filed 1995-03-31
CIK 715787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended January 1, 1995

                         Commission File No: 0-12016
                         ---------------------------


                               INTERFACE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              GEORGIA                                    58-1451243
---------------------------------           ------------------------------------
      (State of incorporation)              (I.R.S. Employer Identification No.)

       2859 PACES FERRY ROAD
            SUITE 2000
          ATLANTA, GEORGIA                                 30339
---------------------------------           -----------------------------------
      (Address of principal                              (zip code)
       executive offices)

Registrant's telephone number, including area code:  (404) 437-6800
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter peiod that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]      No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1995 (assuming conversion of Class B Common Stock into Class A Common Stock): $232,203,465 (16,294,980 shares valued at the last sales price of $14.25). See Item 12.

         Number of shares outstanding of each of the registrant's classes of Common Stock, as of March 15, 1995:

                     CLASS                                  NUMBER OF SHARES
                     -----                                  ----------------
          Class A Common Stock,
          $0.10 par value per share ........................... 15,157,728
          Class B Common Stock,
          $0.10 par value per share ........................... 3,074,625


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the fiscal year ended January 1, 1995 are incorporated by reference into Parts I and II.

         Portions of the Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Interface, Inc. (the "Company"), through its various operating subsidiaries, manufactures and sells, in domestic and international markets, modular carpet under the Interface(R) and Heuga(R) brands, broadloom carpet under the Bentley(R) and Prince St. Technologies(R) brands, and interior fabrics under the Guilford of Maine(R) and Stevens Linen(TM) brands, for use primarily in offices, health care facilities and other commercial and institutional interiors. The Company also manufactures and markets a number of specialty products and chemicals, including Intersept(R), an antimicrobial chemical agent used in the Company's carpet and fabric products and licensed to others for use in noncompetitive products. The complementary nature of the Company's businesses facilitates cross-marketing of products and positions the Company to take a "total interior solution" approach to expand its significant presence in the worldwide commercial interiors market.

         The Company's traditional core business has been the development, manufacture, marketing and servicing of modular carpet (carpet tile and six foot roll goods). Modular carpet offers certain inherent advantages over other soft surface flooring systems. (See "Carpet - Products".) The Company's principal modular carpet subsidiaries are Interface Flooring Systems, Inc. ("IFS"), based in the United States, and Interface Europe B.V. ("Interface Europe", formerly Interface Heuga B.V.), based in the Netherlands. The Company also has modular carpet manufacturing operations in Australia, Canada and the United Kingdom. The Company is the world's largest manufacturer and marketer of modular carpet for commercial, institutional and residential use.

         Within the last two years, the Company has established a significant presence in the commercial broadloom carpet market through acquisitions. In June 1993, the Company acquired California based Bentley Mills, Inc. ("Bentley Mills"), a leading manufacturer and marketer of high quality, designer-oriented broadloom carpeting used primarily for commercial and institutional applications, with 1994 sales in excess of $125 million. In March 1994, the Company acquired Prince Street Technologies, Ltd. ("Prince Street"), a Georgia based company engaged in the manufacture and distribution of innovative and technically advanced tufted broadloom carpeting for commercial interiors. Bentley Mills and Prince Street are recognized industry leaders in product design and styling -- ranked #1 and #2, respectively, in a 1994 survey of U.S. interior design professionals (as reported in Interior Focus magazine).

         Guilford of Maine, Inc. ("Guilford"), the Company's interior fabrics subsidiary, is the leading U.S. manufacturer of fabrics for use in open plan office furniture systems. Open plan office furniture systems are typically panel enclosed work stations, customized to particular work environments. The system panels are usually covered in fabric, which enhances the aesthetic and acoustical qualities of the system. Guilford also designs, manufactures and markets fabrics for use as upholstery, window treatments, and wall and ceiling coverings. In 1993, Guilford acquired the fabric division assets of Stevens Linen Associates, Inc., based in Dudley, Massachusetts. The acquisition significantly expanded Guilford's business in seating and decorative upholstery fabrics.

         Interface Research Corporation ("IRC"), Rockland React-Rite, Inc. ("Rockland") and Pandel, Inc. ("Pandel") comprise the Company's chemicals and specialty products group. IRC and Rockland are engaged in the development, production and marketing of specialty chemicals, including antimicrobial, soil-resistant and stain-inhibiting additives for use in a wide variety of interior finishes. Pandel manufactures and sells vinyl carpet tile backing, including the CushionBac(TM) system utilized on certain of the Company's carpet products, and specialty mat and foam products. These three U.S. subsidiaries also constitute the research and development arm of the Company.

         A major focus of the Company over the past several years has been the development of the Envirosense(R) Consortium, an international organization of companies concerned with addressing workplace environmental issues, particularly poor indoor air quality. The Consortium now totals 29 member organizations. A number of the consortium members are manufacturers and marketers of products containing the Company's Intersept antimicrobial.

         In the latter part of 1994, a new industrial ecology initiative took shape at the Company -- under the banner EcoSense(TM). EcoSense is a campaign directed toward the elimination of waste in the Company's businesses, and, on a broader and more long-term scale, the practical reclamation -- and ultimate restoration -- of shared environmental resources. The initiative involves a commitment by the Company to learn to meet its raw material and energy needs through recycling carpet and other petrochemical products, and to pursue the creation of new processes to help sustain the earth's non-renewable natural resources.

         The Company made two changes in key management in 1994. Brian DeMoura joined the Company in March 1994 as President of Guilford. In October 1994, Charles Eitel, who joined the Company in late 1993 as President of IFS, was appointed President and CEO, Floorcoverings Group, and became responsible for the Company's worldwide carpet operations. (See "Executive Officers of the Registrant".)

CARPET

         Products. The Company's traditional business has centered on the development, manufacture, marketing and servicing of modular carpet (carpet tile and six foot roll goods). The Company is the world's largest manufacturer and marketer of modular carpet. With the acquisitions of Bentley Mills in 1993 and Prince Street in the first quarter of 1994, a significant portion of the Company's carpet sales are now of high quality, designer-oriented broadloom carpet. Approximately 80% of the Company's total revenues come from its carpet operations.

         The Company's free-lay modular carpet system utilizes carpet tiles cut in precise, dimensionally stable squares to produce a floor covering which combines the appearance and texture of broadloom carpet with the advantages of a modular carpet system. The Company uses a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities designed to meet both the practical and aesthetic needs of a broad group of commercial interiors -- particularly offices, health care facilities, airports, educational and other institutions, and retail facilities. The Company produces both fusion-bonded and tufted carpet tile products. (Fusion-bonding is a non-textile process whereby yarn is implanted directly into a thermoplastic base.) The Company manufactures carpet tile in standard styles and to customer specifications. Approximately 18% of the Company's carpet tile sales in 1994 were pursuant to custom orders. The Company's carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information.

         The growing use of open plan interiors and modern office arrangements utilizing demountable, movable partitions and modular furniture systems has encouraged the use of carpet tile, as compared to other soft surface flooring products. The Company's patented GlasBac(R) technology employs a unique, fiberglass-reinforced polymeric composite backing that allows the tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners. Carpet tile thus may be easily removed and replaced, permitting rearrangement of office partitions and modular furniture systems without the inconvenience and expense associated with removing, replacing or repairing other soft surface flooring products, including broadloom carpeting. Carpet tile facilitates access to under-floor telephone, electrical and computer wiring by lessening disruption of operations, and also eliminates the cumulative damage and unsightly appearance commonly associated with frequent cutting of conventional carpet as utility connections and disconnections are made. Since a relatively small portion of a carpet installation often receives the bulk of traffic and wear, selective replacement, and the ability to rotate carpet tiles between high traffic and low traffic areas, can significantly increase the average life and cost efficiency of the floor covering.

         The Company produces and sells carpet tile specially adapted for the health care facility market. The Company's carpet tile possesses characteristics (such as the use of the Intersept antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns) making it suitable for use in such facilities in lieu of hard surface flooring.

         An important development for the Interface Americas carpet tile business in 1994 was the hiring of the design consulting firm of Roman Oakey, Inc., which has agreed to provide carpet design and related services to the Company on an exclusive basis. David Oakey, President of Roman Oakey, instituted a new product development concept -- "simple inputs for pretty outputs" -- resulting in the ability to efficiently produce many products from a single yarn system. This "mass customization" concept facilitated the introduction of 17 new products in 1994, the largest number in one year in the Company's history. The new products were well received -- IFS won five national design awards, sweeping the carpet tile category in the International Interior Design Association's APEX (a product of excellence) competition. In late 1994, David Oakey began expanding his design services to include Prince Street and Interface Europe.

         The Company also manufactures and sells fusion-bonded, tufted and needle-punched broadloom floor coverings, including six- foot roll goods under the System Six(R) mark. Principal customers for System Six products are educational and governmental institutions. Bentley Mills' principal products are high-style broadloom carpeting (and carpet tiles) for sale in the commercial and institutional markets. Bentley Mills maintains a significant share of the upscale market niche by combining innovative design and short delivery time with a marketing strategy geared toward serving and working closely with interior designers. Prince Street's design-sensitive broadloom products center around unique, multi-dimensional textured carpets with a hand-tufted look. In 1994, Bentley Mills and Prince Street each had the best year -- in terms of both sales and profits -- in their respective histories. Bentley Mills and Prince Street won three APEX awards which, combined with those won by IFS, provided the Interface carpet companies with eight out of the 12 awards given.

         Marketing, Sales, Installation and Service. The Company markets its carpet products in North America, the United Kingdom, Continental Europe, Australia and Japan, principally under registered trademarks. The Company is aggressively pursuing developing market opportunities in South and Central America, Eastern Europe, China and Southeast Asia. The Company traditionally has focused its marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users. The acquisition of Bentley Mills and Prince Street has significantly enhanced the Company's marketing efforts with interior designers and architects. The Company's sales are made through its own sales force as well as through independent dealers. Installation is generally performed by an independent dealer. The Company maintains a Creative Services staff that works directly with clients on upscale projects, helping in determining product selection, customer specifications and unique approaches to design issues. The Company has product and design studios in the United States, England, France, Germany, Spain, Norway, the Netherlands, Australia, Japan and Singapore. The Company's Field Services staff provides on-site customer service for both in-progress and completed installations.

         The Company emphasizes sales to the office market, both new construction and renovation, as well as to health care facilities, and institutions and public facilities, including libraries, museums, convention and hospitality centers, airports, schools and hotels. In recent years, Interface Europe B.V. has expanded its sales of products for household and residential use. The Company anticipates significant growth opportunities for international sales by Bentley Mills and Prince Street.

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

         Recognizing that many of the Company's customers are moving towards designating a single source supplier for their interior finish needs, the Company has taken steps in recent years to bolster its project coordination and after-installation service capabilities. Interface Service Management, Inc. ("ISM") was formed to provide the Company's U.S. customers with a complete range of flooring maintenance services to help ensure the long-term appearance of floor covering products. The Company has acquired the interest of its former joint venture partner in ISM, ISS International Service System, Inc., but continues to utilize ISS contractors to perform various facility maintenance services for customers of ISM. In 1994, ISM broadened its scope of services to include (i) purchase order management, to provide customers, and the Company's sales force, with a single point of contact, and (ii) project management, to provide customers with installation management and contract coordination under a single invoice.

         A similar but independent initiative has been implemented by the Company in Europe, where the Company has licensed selected independent service contractors to provide carpet maintenance services under the mark - IMAGE(SM) (Interface Maintenance Advisory Group of Europe).

         Manufacturing. The Company manufactures carpet in the United States, the Netherlands, the United Kingdom, Canada and Australia. These multiple locations give the Company sufficient capacity and flexibility to supply its customers with carpet which is produced at the facility offering the most advantageous location for delivery times, exchange rates, tariffs/duties and freight expense. Consistent with this strategy, the Company in 1994 entered into a joint venture with Modernform Group Public Co., Ltd. to build a carpet tile manufacturing operation in Thailand. The Company expects the plant to become operational in early 1996. The Company has also begun construction of a new Prince Street plant in Cartersville, Georgia, which should become operational in late 1995. The design of the new facility is a manifestation of the Company's EcoSense initiative. The state-of-the-art facility will introduce new systems for energy efficiency and variable eliminate control -- for increased human productivity, waste reduction and water purification -- and will incorporate the use of both recycled and non-toxic building materials.

         The Company utilizes both conventional and technologically advanced methods of carpet construction. The use of multiple manufacturing processes enables the Company to manufacture carpet which can be sold over a broad range of prices. Management believes that the Company is the only company with the current ability to offer carpet utilizing any of three different fusion-bonding processes, a tufting process or a needle-punching process. In 1994, the Company made a major capital investment in high speed tufting technology. Tufted products now represent the substantial majority of the Company's carpet sales.

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

             Competition. The commercial floor covering industry is highly competitive. The Company competes, on a global basis, in the sale of its modular and broadloom carpet with other carpet manufacturers and manufacturers of vinyl and other types of floor covering. There are a large number of such floor covering manufacturers, although the industry has experienced significant consolidation in the recent past. Management believes that the Company is the largest manufacturer of modular carpet in the world, possessing a global market share that is perhaps two or three times that of its nearest competitor. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and certain of these competitors have financial resources in excess of the Company's. On January 31,

1995, the Company's principal carpet tile competitor in the U.S., Milliken & Company, suffered a fire that destroyed its U.S. carpet tile production plant (located in LaGrange, Georgia). Milliken has indicated that it will rebuild the facility. The impact of this event, if any, on the Company's business is not yet known.

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


INTERIOR FABRICS

         Products. Guilford designs, manufactures and markets specialty fabrics for open plan office furniture systems and commercial interiors. Open plan office furniture systems are typically panel-enclosed work stations, customized to particular work environments. The open plan concept offers a number of advantages over conventional office designs, including more efficient floor space utilization, reduced energy consumption, tax advantages associated with more rapid depreciation than would otherwise be available, and greater flexibility to redesign existing space. Since carpet and fabrics are used in the same types of commercial interiors, Guilford and the Company's carpet subsidiaries are able to coordinate the color, design and marketing of such products. Guilford also incorporates Intersept into certain of its commercial fabrics.

         Guilford manufactures fabrics made of 100% polyester, as well as wool-polyester blends and numerous other natural and man-made blends, which are either woven or knitted. Guilford products feature a high degree of color consistency, natural dimensional stability and fire retardancy, in addition to their overall aesthetic appeal. Guilford's primary products are fire retardant woven fabrics for panels, which are produced in a wide range of styles, colors and textures. Sales of panel fabrics presently constitute approximately 80% of Guilford's total sales. Guilford also produces woven and knitted seating fabrics, wall covering fabrics that are paper-backed for vertical wall surfaces or acrylic-backed for panel-wall application, ceiling fabrics used to cover tiles or for stretch ceiling construction, and fabrics used for vertical blinds in office interiors. The 1993 acquisition of the Stevens Linen(TM) lines added decorative, upscale upholstery fabrics and specialty textile products to Guilford's product offerings. All of Guilford's product lines are color and texture coordinated. Enhanced performance is continuously sought through experimentation with different fibers, dyes, chemicals and manufacturing processes. Guilford introduced a total of 67 new products in 1994, nearly double the number launched in 1993.

         Guilford anticipates that future growth opportunities will arise from the emerging market for refurbishing services, where Guilford's fabrics are used to re-cover existing panels, and the increased importance being placed on the aesthetic design of the office, with upholstery fabric being the segment of Guilford's non-panel business with the greatest anticipated growth potential. Management also believes that significant growth opportunities exist in international sales, domestic health care markets and in providing textile processing services such as the lamination of fabrics onto substrates for pre-formed panels.

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

         Guilford's panel fabrics are sold to OEM customers through Guilford's own sales force. Since 1990, when Guilford acquired the company that had been the exclusive U.S. distributor of its open line panel and upholstery products, Guilford has conducted all sales of open line products through its own sales force under the trade name Guilford of Maine Textile Resources. U.S. sales offices are maintained in Saddle Brook, New Jersey and Grand Rapids, Michigan. In the last several years, Guilford has aggressively sought to expand its export business and international operations, both to accommodate the demand of principal OEM customers that are expanding their overseas businesses, and to facilitate additional coordinated marketing opportunities with respect to multinational customers of the Company's carpet business. Guilford now has marketing and distribution facilities in Canada and the United Kingdom, and sales offices in Japan, Hong Kong and Singapore. Guilford's international sales increased by 50% in 1994.

         Guilford works closely with designers, architects and facility planners, who influence the purchasing decisions of buyers in the office interiors industry and also provide Guilford with market and design ideas that are incorporated into its current and future product offerings. Guilford maintains a design studio in Dudley, Massachusetts, which was relocated from New York City at the end of 1993, to accommodate its design team and facilitate coordination between its in-house designers and the design staffs of major customers. The Company plans for David Oakey to expand his design services to the fabric business as well.

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

         For three years, Guilford had seen its panel fabric market move toward lighter weight, less expensive products, often beyond Guilford's effective manufacturing range. In response, Guilford began a major capital investment program in 1994, the largest in its history, to modernize its yarn manufacturing processes. The program is designed to enhance Guilford's cost effectiveness, reduce manufacturing cycle time, and enable Guilford to reinforce its product leadership position with its OEM customers.

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

         Guilford has diversified its product offerings for the commercial interiors markets to include a variety of non-panel fabrics, including upholstery, wall coverings, ceiling fabrics and window treatments. The competition in these markets is highly fragmented and includes both large, diversified textile companies, many of which have greater financial resources than the Company, as well as smaller, non-integrated specialty manufacturers.


CHEMICALS AND SPECIALTY PRODUCTS

         Two closely related subsidiaries -- Interface Research Corporation and Rockland React-Rite, Inc. -- are involved in the research, development, manufacture, marketing and licensing of specialty chemical products. A third subsidiary in this group, Pandel, Inc., produces vinyl carpet tile backing and specialty mat and foam products. These subsidiaries also serve as the research and development arm of the Company. While the chemicals and specialty products group's revenues represent a relatively small portion of total Company revenues, the group has the highest profit margins of any division.

         The Company's leading chemical product is its antimicrobial chemical compound, sold under the registered trademark Intersept. More recent product development efforts by the group have focused on soil-resistant and stain-inhibiting additives, with two products being brought to market. Protekt(2)(TM) is a proprietary soil and stain retardant treatment that protects the appearance of carpet for its effective service life. (In 1994, a new chemical was developed by Rockland to enhance the power of Protekt(2).) A companion product, Coffee Breaker(R), is a highly effective stain remover for coffee and a number of other tough stains that are frequently encountered in the workplace. In 1994, the group developed a water-proofing sheath for the fiber optic cable industry, constructed from a super-absorbent polymer capable of absorbing 500 times its weight in water. Management believes that the super absorbent polymer will prove useful in a wide variety of applications.

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

         The Company presently markets throughout the world carpet products incorporating Intersept. IRC has granted licenses to other companies for the use of Intersept in products that are noncompetitive with products produced by the Company. Intersept is now being used in more than a dozen product categories. Porter Paints, a division of Courtaulds Coatings, Inc., has a line of Portersept(R) brand paints and sealers containing Intersept, and has added an antimicrobial adhesive for vinyl wall coverings to its product offerings. General Polymers Corporation incorporates Intersept into certain of its epoxy and terrazzo flooring systems. AAF-McQuay, Inc. (formerly SnyderGeneral Corporation) uses Intersept in its air filter products. In 1994, USG Interiors, Inc. renewed its license to utilize Intersept in ceiling tile products, and Rockland granted similar license rights to Armstrong World Industries, Inc. The licensing arrangements are a component of the Company's Envirosense program, a program designed, in part, to bring the proprietary characteristics of Intersept to bear on a group of closely related workplace environmental issues: Indoor Air Quality (IAQ), Sick Building Syndrome (SBS) and Building Related Illness (BRI). Through a growing consortium of partners, some marketing their own Intersept-enhanced products, the Company hopes to contribute substantially to the resolution of these workplace concerns for the benefit of its customers.

         Experience to date indicates that Intersept provides residual antimicrobial protection at a high level of effectiveness over long periods of time with relatively moderate toxicity and, consequently, has commercial potential in foreign and domestic markets for many applications other than the products now being sold. Successful commercial development of Intersept in other products is subject, however, not only to the usual competitive and marketing factors involved in new product development, but also to registration requirements under domestic and foreign laws, including the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA); and the various uses and claims for each product utilizing Intersept are subject to review and approval by governmental agencies before marketing. Intersept is registered with the U.S. Environmental Protection Agency (EPA) for a variety of uses and certain specific product claims. However, a number of proposed uses and claims have not been registered, and the Company cannot predict with certainty whether these uses and claims will be accepted by the EPA. Intersept has been approved by regulatory authorities in the United Kingdom for incorporation into carpet and other products, products which can then be marketed and distributed throughout the European Union. In 1993, the company obtained approval to sell Intersept in its additive form in Australia and Japan. The Company continues to seek approvals in various other countries.

         Pandel, which experienced strong growth in 1994, manufactures vinyl carpet tile backing for certain of the Company's products as well as on a contract basis for third party producers. Another leading product produced by Pandel is Fatigue Fighter(R), an impact-absorbing modular flooring system designed for use in places where people stand for extended periods. Pandel also makes entrance mats, used to remove dirt and debris from footwear, and static dissipative mats. Most of Pandel's products are sold through independent dealers.

         In the last two years, the Company has expanded its product offerings to include cable management access flooring systems, which the Company now produces and markets through a business unit called Interface Architectural Resources. The initial product offering, marketed under the name Intercell(R), is a low-profile (total height of less than three inches) cable management flooring system, uniquely suited for use in the renovation of existing buildings. In early 1995, the Company acquired the rights to the Interstitial Systems(TM) access flooring product -- a patented, multiple plenum system that serves to separate pressurized, climate-controlled air flow from the electrical and telecommunications cables included within the same access flooring system.


BACKLOG

         The Company's backlog of unshipped orders was approximately $78,500,000 at January 1, 1995, compared to approximately $65,400,000 at January 2, 1994. Backlog, historically, is subject to significant fluctuations due primarily to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at January 1, 1995 is expected to be shipped during the current fiscal year.


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

         The Company also owns numerous trademarks in the United States and abroad. Some of the more prominent registered trademarks of the Company include: Interface, Heuga, Intersept, GlasBac, System Six, Guilford of Maine, Bentley and Prince St. Technologies. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.


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


FINANCIAL INFORMATION BY GEOGRAPHIC AREAS

         Note 15 of the Company's Consolidated Financial Statements sets forth information concerning the Company's sales, income and assets by geographic areas. See Item 8.


EMPLOYEES

         At March 15, 1995, the Company employed a total of approximately 4,660 employees. Of such employees, approximately 1,950 were clerical, sales, supervisory and management personnel and the balance were manufacturing personnel.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages as of March 15, 1995, and principal positions with the Company are as follows. Executive officers serve at the pleasure of the Board of Directors.

                NAME                 AGE                            PRINCIPAL POSITION(S)
                ----                 ---                            ---------------------
         Ray C. Anderson             60            Chairman of the Board, President and Chief Executive Officer
         Charles R. Eitel            45            Executive Vice President (President and CEO,
                                                         Floorcoverings Group) and Director
         Brian L. DeMoura            49            Senior Vice President and Director
         David Milton                59            Senior Vice President and Director
         Royce R. Renfroe            48            Senior Vice President and Director
         Don E. Russell              57            Senior Vice President and Director
         C. Edward Terry             60            Senior Vice President and Director
         Gordon D. Whitener          32            Senior Vice President
         F. Colville Harrell         60            Vice President - Planning & Analysis
         Daniel T. Hendrix           40            Vice President - Finance, Chief Financial Officer and Treasurer
         David W. Porter             48            Vice President, General Counsel and Secretary


         Mr. Anderson founded the Company in 1973, and has served as the Company's Chairman and Chief Executive Officer since its founding.

         Mr. Eitel joined the Company in November 1993 as President of IFS and Interface Americas, Inc. (a wholly-owned U.S. holding company), with responsibility for the Company's modular carpet operations throughout the Americas. He became a Senior Vice President of the Company in February 1994. In October 1994, Mr. Eitel was appointed to the newly created position of Executive Vice President (President and CEO, Floorcoverings Group), thereby assuming overall responsibility for the Company's worldwide carpet business. From July 1987 until joining the Company, Mr. Eitel served as President of the Floorcoverings Division (based in Dalton, Georgia) of Collins & Aikman Corporation. Collins & Aikman is a diversified textile producer, headquartered in New York.

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

         Mr. Renfroe has served, for the past five years, as President and Chief Executive Officer of Bentley Mills, which was acquired by the Company in June 1993. Mr. Renfroe became a Senior Vice President of the Company in February 1994.

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

         Mr. Whitener jointed the Company in November 1993 as Senior Vice President - Sales & Marketing of IFS. In October 1994, he became President and Chief Executive Officer of IFS and Interface Americas, Inc., and assumed responsibility for the Company's modular carpet operations throughout the Americas. From April 1988 until joining the Company, Mr. Whitener served in various sales management capacities with Collins & Aikman (Floorcoverings Division), becoming Vice President - Marketing in March 1993.

         Mr. Harrell joined the Company as a planning analyst in 1984, and became Vice President - Planning and Analysis in 1986. He served as Senor Vice President - Operations of IFS from September 1992 until October 1994, at which time he resumed his current position with the parent Company.

         Mr. Hendrix joined the Company as Financial Manager in 1983. He became Treasurer of the Company in 1984, Chief Financial Officer in 1985 and Vice President - Finance in 1986.

         Mr. Porter has served as Vice President and General Counsel since joining the Company in 1986, and as Secretary since 1987.


ITEM 2.  PROPERTIES

         The Company now maintains its corporate headquarters in Atlanta, Georgia. The Company's modular and broadloom carpet manufacturing facilities are located in Atlanta, LaGrange and West Point, Georgia; City of Industry, California; Athens, Tennessee; Scherpenzeel, the Netherlands; Shelf, England; Sanquhar, Scotland; Craigavon, Northern Ireland; Ontario (Belleville), Canada; and Picton, Australia. The Atlanta manufacturing facility is leased by Prince Street. Prince Street is building a new plant in Cartersville, Georgia, and expects to relocate from the leased facility by late 1995. The Company is also building a new carpet tile plant in close proximity to Bangkok, Thailand, which should be operational by early 1996.

         The Company's interior fabrics production facilities are located in Maine (Guilford, Eastport and Newport), Massachusetts (Dudley and East Douglas) and Michigan (Grand Rapids), and the Company's chemical and specialty products manufacturing plants are located in Georgia (Cartersville and Rockmart) and Alabama (Chatom).

       The Company owns all of its manufacturing facilities, except
Guilford's facility in Grand Rapids, Michigan, the Prince Street and Pandel facilities in Atlanta and Cartersville, Georgia, respectively, and Bentley Mills' facility in City of Industry, California, which are leased. The Company believes that its manufacturing facilities are sufficient for its present operations.

       The Company maintains marketing offices in 82 locations in 42 countries and distribution facilities in 19 locations in nine countries. Most of the marketing locations and many of the distribution facilities are leased.


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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

       The information concerning the market prices for the Company's Class A Common Stock and dividends on the Company's Common Stock included in Notes 10 and 16 of the Notes to the Company's Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders is incorporated herein by reference. As of March 22, 1995, the Company had 569 holders of record of its Class A Common Stock and 53 holders of record of its Class B Common Stock.




ITEM 6.  SELECTED FINANCIAL DATA

       Selected Financial Information on page 55 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 35 through 38 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

       The Consolidated Financial Statements and the Report of Independent Certified Public Accountants included on pages 39 through 54 of the Company's 1994 Annual Report to Shareholders are incorporated herein by reference.



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the caption "Nomination and Election of Directors" in the Company's definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1994 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in
Item 1 of this Report.



ITEM 11.      EXECUTIVE COMPENSATION

         The information contained under the caption "Executive Compensation and Related Items" in the Company's definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1994 fiscal year, is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the caption "Principal Shareholders and Management Stock Ownership" in the Company's definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1994 fiscal year, is incorporated herein by reference.

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


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the captions "Compensation Committee Interlocks and Insider Participation" (second paragraph only) and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1994 fiscal year, is incorporated herein by reference.


                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   FINANCIAL STATEMENTS

         The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants contained in the Company's 1994 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Report:

         Consolidated Balance Sheets -- January 1, 1995 and January 2, 1994 Consolidated Statements of Income -- years ended January 1, 1995,
              January 2, 1994 and January 3, 1993
         Consolidated Statements of Shareholders' Equity -- years ended January
              1, 1995, January 2, 1994 and January 3, 1993
         Consolidated Statements of Cash Flows -- years ended January 1, 1995,
              January 2, 1994 and January 3, 1993
         Notes to Consolidated Financial Statements
         Report of Independent Certified Public Accountants

         2.   FINANCIAL STATEMENT SCHEDULES

              The following Consolidated Financial Statement Schedules of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are included as part of this Report (see page 14):

              Report of Independent Certified Public Accountants
              Schedule II -- Valuation and Qualifying Accounts and Reserves


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

   10.2 Promissory Note of the Company and Interface Flooring Systems, Inc., dated March 15, 1989, payable to the order of BancBoston Financial Company (included as exhibit 10.2 to the Company's annual report on Form 10-K for the year ended January 1, 1989 (the "1988 10-K"), previously filed with the Commission and incorporated herein by reference), and First Amendment, dated January 4, 1990, Second Amendment, dated June 13, 1991, and Third Amendment, dated June 15, 1992, to Promissory Note of the Company and Interface Flooring Systems, Inc., dated March 15, 1989, payable to BancBoston Financial Company (included as
                Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended July 4, 1993 previously filed with the Commission and incorporated herein by reference).

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

   10.7 Interface, Inc. Key Employee Stock Option Plan (1993), effective as of March 1, 1993 (included as Exhibit 10.7 to the 1992 10-K, previously filed with the Commission and incorporated herein by reference), and Amendment No. 1 thereto, as approved by the Company on February 22, 1994.*

   10.8         Interface, Inc. Offshore Stock Option Plan (included as Exhibit
                10.15 to the Company's 1988 10-K, previously filed with the Commission and incorporated herein by reference), and Amendment No. 1 thereto (included as Exhibit 10.11 to the Company's annual report on Form 10-K for the year ended December 29, 1991, previously filed with the Commission and incorporated herein by reference).*

   10.9 Voting Agreement, dated April 13, 1993, among certain shareholders of the Company (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 4, 1993, previously filed with the Commission and incorporated herein by reference).

  10.10(a) Second Amended and Restated Credit Agreement, dated as of June 11, 1993, among the Company (and certain of its direct and indirect subsidiaries), Trust Company Bank and The First National Bank of Chicago (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 4, 1993, previously filed with the Commission and incorporated herein by reference); First Amendment to Second Amended and Restated Credit Agreement, dated as of December 1, 1993 (included as Exhibit 99(b) to the Company's registration statement on Form S-3, File No. 33-74076, previously filed with the Commission and incorporated herein by reference); and Second Amendment to Second Amended and Restated Credit Agreement, dated June 13, 1994 (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1994, previously filed with the Commission and incorporated herein by reference).

       (b) Credit Agreement, dated as of January 9, 1995, among the Company (and certain direct and indirect subsidiaries), Trust Company Bank and the First National Bank of Chicago.

  10.11(a) Loan Agreement, dated as of November 1, 1989, between Interface Flooring Systems, Inc. and West Point Development Authority (included as Exhibit 10.24(a) to the Company's annual report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K"), previously filed with the Commission and incorporated herein by reference).

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

  10.12 Revolving Credit Loan Agreement, dated as of August 5, 1991, between Interface Flooring Systems, Inc. and Trust Company Bank (included as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 29, 1991, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto dated June 30, 1992 (included as Exhibit 10.19 to the Company's 1992 10-K, previously filed with the Commission and incorporated herein by reference); Second Amendment, dated August 5, 1993 (included as
                Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1993, previously filed with the Commission and incorporated herein by reference); Third Amendment, dated June 15, 1994 (included as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1994, previously filed with the Commission and incorporated herein by reference; and Fourth Amendment, dated August 5, 1994 (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1994, previously filed with the Commission and incorporated herein by reference).

  10.13         Employment Agreement of Charles R. Eitel (included as Exhibit
                10.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 3, 1994, previously filed with the Commission and incorporated herein by reference).*

  10.14         Employment Agreement of Royce R. Renfroe (included as Exhibit
                10.2 to the Company's quarterly report on Form 10-Q for the quarter ended April 3, 1994, previously filed with the Commission and incorporated herein by reference).*

  10.15 Employment Agreement of David Milton (included as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1994, previously filed with the Commission and incorporated herein by reference).*

  10.16         Employment Agreement of Brian L. DeMoura (included as Exhibit
                10.4 to the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1994, previously filed with the Commission and incorporated herein by reference).*

  10.17         Employment Agreement of Donald E. Russell.*

   13 Printer's Proof of Annual Report to Shareholders for the year ended January 1, 1995, which contains the manually executed accountants' report covering the financial statements in such Annual Report that are incorporated into this annual report on Form 10-K by reference. With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the year ended January 1, 1995 is not deemed to be filed as part of this Report.

   21           Subsidiaries of the Company.

   23 Consent of BDO Seidman to the incorporation by reference of certain reports dated February 22, 1995 into the prospectuses constituting parts of the Company's registration statements on Form S-8 (File Numbers 33-28305 and 33-28307) and on Form S-3 (File No. 33-74076).

   27           Financial Data Schedule.


_______________________________

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.


(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Interface, Inc.
LaGrange, Georgia

     The audits referred to in our Report dated February 22, 1995 relating to the Consolidated Financial Statements of Interface, Inc. and subsidiaries, incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Shareholders for the fiscal year ended January 1, 1995, included the audit of Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule.

     In our opinion, such Schedule presents fairly, in all material respects, the information set forth therein.



                                               BDO SEIDMAN

Atlanta, Georgia
February 22, 1995





                        INTERFACE, INC. AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



------------------------------------------------------------------------------------------------------------------------------------
             COLUMN A                            COLUMN B      COLUMN C                             COLUMN D      COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                Balance at    Charged to      Charged to                          Balance at
                                                beginning      costs and        other              Deductions      end of
                                                 of year      expenses(a)      accounts             (describe)       year
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
Allowance for doubtful accounts:

    Year ended:
        January 1, 1995                         $5,771         $3,562(b)        $    --            $2,832(d)         $6,501
                                                ======         ======           =======            ======            ======
        January 2, 1994                         $3,386         $4,026(c)        $    --            $1,641(d)         $5,771
                                                ======         ======           =======            ======            ======
        January 3, 1993                         $4,241         $2,120           $    --            $2,975(d)         $3,386
                                                ======         ======           =======            ======            ======

_________________________________

(a) Includes changes in foreign currency exchange rates.

(b) Includes Prince Street allowance of $780 at acquisiton date.

(c) Includes Bentley Mills allowance of $1,300 at acquisition date.

(d) Write off bad debt.

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

                                            INTERFACE, INC.

                                            By:  /s/               Ray C. Anderson
                                                 -----------------------------------------------------------------
                                                                   Ray C. Anderson
                                                                Chairman of the Board,
                                                                 President and Chief
                                                                  Executive Officer

Date: March 29, 1995

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


                   SIGNATURE                                 CAPACITY                                              DATE
                   ---------                                 --------                                              ----
 /s/ Ray C. Anderson                            Chairman of the Board, President and Chief                  March 29, 1995
---------------------------------------         Executive Officer (Principal Executive Officer)
     Ray C. Anderson

 /s/ Daniel T. Hendrix                          Vice President - Finance, Chief Financial Officer and
----------------------------------------        Treasurer (Principal Financial and Accounting Officer)      March 29, 1995
     Daniel T. Hendrix

 /s/ Brian L. DeMoura                           Director                                                    March 29, 1995
----------------------------------------
     Brian L. DeMoura

 /s/ Charlie R. Eitel                           Director                                                    March 29, 1995
-------------------------------------------
     Charles R. Eitel

 /s/ David Milton                               Director                                                    March 29, 1995
------------------------------------------
     David Milton

 /s/ Royce R. Renfroe                           Director                                                    March 29, 1995
------------------------------------------
     Royce R. Renfroe

 /s/ Donald E. Russell                          Director                                                    March 29, 1995
------------------------------------------
     Donald E. Russell

 /s/ C. Edward Terry                            Director                                                    March 29, 1995
------------------------------------------
     C. Edward Terry

 /s/ Carl I. Gable                              Director                                                    March 29, 1995
--------------------------------------------
     Carl I. Gable

 /s/ June M. Henton                             Director                                                    March 29, 1995
----------------------------------------
     June M. Henton

 /s/ J. Smith Lanier, II                        Director                                                    March 29, 1995
------------------------------------------
     J. Smith Lanier, II

 /s/ Leonard G. Saulter                         Director                                                    March 29, 1995
--------------------------------------
     Leonard G. Saulter

 /s/ David G. Thomas                            Director                                                    March 29, 1995
----------------------------------------
     David G. Thomas

 /s/ Clarinus C.Th. van Andel                   Director                                                    March 29, 1995
--------------------------------------
     Clarinus C.Th. van Andel

                                 EXHIBIT INDEX





EXHIBIT                                                                                               SEQUENTIAL PAGE
NUMBER                                              DESCRIPTION OF EXHIBIT                                  NUMBER
------                                              ----------------------                                  ------
 10.10(b)       Credit Agreement, dated as of January 9, 1995, among the Company (and certain direct and indirect subsidiaries), Trust Company Bank and the First National Bank
                of Chicago.

 10.17          Employment Agreement of Donald E. Russell.*

  13            Printer's Proof of Annual Report to Shareholders for the year ended January 1,
                1995, which contains the manually executed accountants' report covering the financial statements in such Annual Report that are incorporated into this annual report on Form 10-K by reference.  With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the year ended January 1, 1995 is not deemed to be filed as part of this Report.

  21            Subsidiaries of the Company.

  23            Consent of BDO Seidman to the incorporation by reference of certain reports dated February 22, 1995 into the prospectuses constituting parts of the Company's registration statements on Form S-8 (File Numbers 33-28305 and 33-28307) and on
                Form S-3 (File No. 33-74076).

  27            Financial Data Schedule. (for SEC use only)




_______________________________

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.