Form 10-Q
period 1995-04-02
INTERFACE INC
filed 1995-05-17
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934


For Quarterly Period Ended April 2, 1995

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



           2859 PACES FERRY ROAD, SUITE 2000, ATLANTA, GEORGIA 30339
           ---------------------------------------------------------
             (Address of principal executive offices and zip code)


                                 (404) 437-6800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ----   -----

Shares outstanding of each of the registrant's classes of common stock at May 10, 1995:

              Class                                Number of Shares
- ----------------------------------------------     ----------------
Class A Common Stock, $.10 par value per share           15,175,728
Class B Common Stock, $.10 par value per share            3,074,625

                                                             Page 1 of 13 Pages
                                           The Exhibit Index appears at page 12.

                                INTERFACE, INC.

                                     INDEX

                                                                                                               Page
                                                                                                               ----


Part I.    FINANCIAL INFORMATION

           Item 1.  Consolidated Condensed Financial Statements

                           Balance Sheets - April 2, 1995 and January 1, 1995                                  3

                           Statements of Income - Three Months
                           Ended April 2, 1995 and April 3, 1994                                               4

                           Statements of Cash Flows -
                           Three Months Ended April 2, 1995 and April 3, 1994                                  5

                           Notes to Financial Statements                                                       6

          Item 2.          Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                 8


Part II.  OTHER INFORMATION

           Item 1.         Legal Proceedings                                                                   10

           Item 2.         Changes in the Rights of the Company's Security
                           Holders                                                                             10

           Item 3.         Defaults by the Company on Its Senior Securities                                    10

           Item 4.         Submission of Matters to a Vote of Security Holders                                 10

           Item 5.         Other Information                                                                   10

           Item 6.         Exhibits and Reports on Form 8-K                                                    10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTERFACE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(In thousands)
- ------------------------------------------------         April 2,          January 1,
                     ASSETS                               1995               1995
- ------------------------------------------------         ---------         ----------
CURRENT ASSETS:
  Cash and Cash Equivalents                               $  1,782           $  4,389
  Escrowed and Restricted Funds                              2,538              2,663
  Accounts Receivable                                      135,854            133,536
  Inventories                                              135,990            132,650
  Deferred Tax Asset                                         3,767              3,767
  Prepaid Expenses                                          18,896             15,110
                                                          --------           --------
     TOTAL CURRENT ASSETS                                  298,827            292,115

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                 155,986            152,874
EXCESS OF COST OVER NET ASSETS ACQUIRED                    211,207            202,852
OTHER ASSETS                                                40,541             40,093
                                                          --------           --------
                                                          $706,561           $687,934
                                                          ========           ========
  LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
- ------------------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                         $61,606            $59,702
  Accrued Expenses                                          44,459             56,940
  Current Maturities of Long-Term Debt                         400                853
                                                          --------           --------
     TOTAL CURRENT LIABILITIES                             106,465            117,495

LONG-TERM DEBT, less current maturities                    221,377            209,663
CONVERTIBLE SUBORDINATED DEBENTURES                        103,925            103,925
DEFERRED INCOME TAXES                                       20,422             17,761
                                                          --------           --------
     TOTAL LIABILITIES                                     452,189            448,844
                                                          --------           --------

  Redeemable Preferred Stock                                25,000             25,000
  Common Stock:
   Class A                                                   1,876              1,871
   Class B                                                     308                308
  Additional Paid-In Capital                                94,808             93,450
  Retained Earnings                                        138,827            136,343
  Foreign Currency Translation Adjustment                   11,299               (136)
  Treasury Stock, 3,600
        Class A Shares, at Cost                            (17,746)           (17,746)
                                                          --------           --------
                                                          $706,561           $687,934
                                                          ========           ========


     See accompanying notes to consolidated condensed financial statements.

                        INTERFACE,INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

(In thousands except per share amounts)

                                                     Three Months Ended
                                                    April 2,    April 3,
                                                      1995        1994
                                                    --------    --------
Net Sales                                           $191,327   $160,719
Cost of Sales                                        132,972    112,375
                                                     -------    -------
  Gross Profit on Sales                               58,355     48,344
Selling, General and Administrative Expenses          44,962     37,905
                                                     -------    -------
  Operating Income                                    13,393     10,439
Other (Expense) Income - Net                          (6,917)    (6,044)
                                                     -------    -------
  Income before Taxes on Income                        6,476      4,395
Taxes on Income                                        2,460      1,583
                                                     -------    -------
Net Income                                             4,016      2,812
Less: Preferred Dividends                                437        438
                                                     -------    -------
Net Income Applicable to Common Shareholders        $  3,579   $  2,374
                                                     =======    =======




Primary Earnings Per Common Share                   $   0.20   $   0.14
                                                     =======    =======


Weighted Average Common Shares Outstanding            18,191     17,309
                                                     =======    =======





     See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Three Months Ended
                                                  -----------------------
                                                  April 2,       April 3,
(In thousands)                                      1995           1994
                                                  --------       --------
Operating Activities:
 Net income                                       $  4,016       $  2,812
 Adjustment to reconcile net income
  to cash provided by operating activities:
   Depreciation and amortization                     7,401          6,853
   Deferred income taxes                             2,532           (154)
   Cash provided by (used for):
    Accounts receivable                              2,161         (1,656)
    Inventories                                        522         (7,647)
    Prepaid and other                               (2,777)        (2,382)
    Accounts payable and accrued expenses          (14,712)        (9,685)
                                                  --------       --------
                                                      (857)       (11,859)
                                                  --------       --------

Investing Activities:
    Capital expenditures                            (5,238)        (4,824)
    Acquisitions of businesses                           0           (643)
    Other                                           (1,336)          (100)
                                                  --------       --------
                                                    (6,574)        (5,567)
                                                  --------       --------
Financing Activities:
    Net borrowing of long-term debt                  5,641         16,151
    Issuance of common stock                           421            328
    Dividends paid                                  (1,531)        (1,486)
                                                  --------       --------
                                                     4,531         14,993
                                                  --------       --------

    Net cash provided by operating,
    investing and financing activities              (2,900)        (2,433)
    Effect of exchange rate changes on cash            293             98
                                                  --------       --------

Cash and Cash Equivalents:
    Net increase (decrease) during the period       (2,607)        (2,335)
    Balance at beginning of period                   4,389          4,674
                                                  --------       --------
    Balance at end of period                      $  1,782       $  2,339
                                                  ========       ========

     See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FOOTNOTES

         As contemplated by the Securities and Exchange Commission instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to the Company's year-end financial statements contained in its Annual Report to Shareholders for the fiscal year ended January 1, 1995, as filed with the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

         Inventories are summarized as follows:

                                                                     April 2,                           January 1,
                                                                      1995                                1995
                                                                    ---------                          ----------
Finished Goods                                                      $  75,522                          $   74,542
Work-in-Process                                                        23,049                              20,250
Raw Materials                                                          37,419                              37,858
                                                                    ---------                          ----------
                                                                    $ 135,990                          $  132,650
                                                                    =========                          ==========

NOTE 3 - EARNINGS PER SHARE AND DIVIDENDS

                 Earnings per share are computed by dividing net income applicable to common shareholders by the combined weighted average number of shares of Class A and Class B common stock outstanding during the particular reporting period. The computation does not include a negligible dilutive effect of outstanding stock options. Neither the Convertible Subordinated Debentures issued in September 1988 nor the Series A Cumulative Convertible Preferred Stock issued during June 1993 were determined to be common stock equivalents. In computing primary earnings per share, the preferred stock dividend reduces income applicable to common shareholders. Primary earnings per share are based upon 18,191,000 shares and 17,463,000 shares, respectively, for the periods ended April 2, 1995 and April 3, 1994. For the periods ended April 2, 1995 and April 3, 1994, fully diluted earnings per common share were antidilutive. For the purposes of computing earnings per share and dividends paid per share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (3,600,000 Class A shares, recorded at cost).

                        INTERFACE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   __________________________________________


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS. The Company's net sales increased $30.6 million (19.0%) for the quarter ended April 2, 1995, compared with the same period in 1994. The increase was primarily attributable to (i) sales generated by Prince Street Technologies, Ltd., which was acquired during March 1994, (ii) increased sales volume in the Company's floorcoverings operations in the United States, United Kingdom, Southeast Asia and Greater China, (iii) continued improvement in unit volume in the Company's interior fabrics operations and,
(iv) the strengthening of certain key currencies (particularly the British pound sterling, Dutch guilder and Japanese yen) against the U.S. dollar, the Company's reporting currency. These increases were offset somewhat by a decrease in floorcoverings sales volume in Japan, Australia and certain markets within Continental Europe.

         Cost of sales decreased as a percentage of sales for the quarter ended April 2, 1995, compared with the same period in 1994. The decrease was due primarily to (i) a reduction of manufacturing costs in the Company's carpet tile operations (particularly the U.S manufacturing facility) as the Company implemented a make-to-order ("mass customization") production strategy, leading to increased manufacturing efficiencies, and an attendant shift in product mix to higher margin products, (ii) the weakening of the U.S. dollar against certain key currencies which lowered the cost of U.S. produced goods sold in export markets, and (iii) decreased manufacturing costs in the Company's interior fabrics business as a result of improved manufacturing efficiencies. These benefits were somewhat offset by raw material price increases in the interior fabrics and chemical operations and the acquisition of Prince Street, which, historically, had a higher cost of sales ratio than the Company.

         Selling, general and administrative expenses as a percentage of sales decreased to 23.5% for the three months ended April 2, 1995, compared to 23.6% for the same period in 1994, primarily as a result of increased sales.

         Other expense increased $.9 million for the quarter ended April 2, 1995 compared to the same period in 1994, primarily due to an increase in funded bank debt along with an increase in U.S. interest rates.

         Due, by in large, to the aforementioned factors, the Company's net income increased 50.8% to $3.6 million for the first quarter of 1995, from $2.4 million for the same period in 1994.

         LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash during the period have been (i) $.9 million associated with operating activities, (ii) $5.2 million for additions to property and equipment in the Company's manufacturing facilities, and (iii) $1.5 million for dividends paid. These uses were funded, in part, by $5.6 million from long-term financing and a $2.6 million reduction of cash and cash equivalents.

         The Company, as of April 2, 1995, recognized an $11.4 million decrease in foreign currency translation adjustment compared to that of January 1, 1995. This improvement in translation adjustment was largely due to a significant quarter-end strengthening of the British pound sterling and the Dutch guilder compared to the U.S. dollar. The adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board (FASB) 52.

         The Company employs a variety of off-balance sheet financial instruments to reduce its exposure to adverse fluctuations in interest and foreign currency swap agreements and foreign currency exchange contracts. At April 2, 1995, the Company had approximately $45 million (notional amount) of foreign currency hedge contracts outstanding, consisting principally of forward exchange contracts. These contracts serve to hedge firmly committed Dutch guilder, German mark, Japanese yen, French franc, British pound sterling and other foreign currency revenues.

         At April 2, 1995, interest rate and currency swap agreements related to certain foreign currency denominated promissory notes effectively converted approximately $23 million of variable rate debt to fixed rate debt. At April 2, 1995, the weighted average fixed rate on the Dutch guilder and Japanese yen borrowings was 7.43%. The interest rate and currency swap agreements have maturity dates ranging from six to twelve months.

         The Company continually monitors its position with, and the credit quality of, the financial institutions which are counterparties to its off-balance sheet financial instruments and does not anticipate nonperformance by the counterparties.

         In January 1995, the Company amended its existing revolving credit and term loan facilities. The amendment provided for, among other things, (i) an increase in the revolving credit facility from $125 million to $200 million (including a letter of credit facility of up to $40 million), (ii) a decrease in the secured term loans from approximately $135 million to $50 million, and
(iii) a new accounts receivable securitization facility of up to $100 million. Additionally, the term of the agreement has been extended to June 30, 1999 for the revolving credit facilities, and December 31, 2001 for the term loans.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed with this report:

                  Exhibit
                  Number      Description of Exhibit
                  ------      ----------------------

                  27          Financial Data Schedule (for SEC use only).

         (b) No reports on Form 8-K were filed during the quarter ended April 2, 1995.

                                   SIGNATURE

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERFACE, INC.



Date:  May 15, 1994                    By:/s/ Daniel T. Hendrix
                                          ----------------------------
                                          Daniel T. Hendrix
                                          Vice President
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT                   DESCRIPTION OF EXHIBIT                        SEQUENTIAL
NUMBER                                                                   PAGE NO.
27                        Financial Data Schedule                           13
                            (for SEC use only)