Form 10-Q
period 1995-07-02
INTERFACE INC
filed 1995-08-16
CIK 715787

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q

/x/     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934


For Quarterly Period Ended July 2, 1995

                           Commission File Number 0-12016
                           ------------------------------

                                   INTERFACE, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            GEORGIA                                    58-1451243
-------------------------------                   --------------------
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
Yes  X    No
    ---      ---

Shares outstanding of each of the registrant's classes of common stock at August 8, 1995:

                          Class                               Number of Shares
 ---------------------------------------------                ----------------
Class A Common Stock, $.10 par value per share                    15,238,355
Class B Common Stock, $.10 par value per share                     3,011,998



                                   INTERFACE, INC.


                                        Index
                                                                       Page
                                                                       ----
Part I.     FINANCIAL INFORMATION

    Item 1.  Consolidated Condensed Financial Statements

             Balance Sheets - July 2, 1995 and January 1, 1995           3

             Statements of Income - Three Months and Six Months
             Ended July 2, 1995 and July 3, 1994                         4

             Statements of Cash Flows -
             Six Months Ended July 2, 1995 and July 3, 1994              5

             Notes to Financial Statements                               6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8


Part II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                           10

    Item 2.  Changes in the Rights of the Company's Security
             Holders                                                     10

    Item 3.  Defaults by the Company on Its Senior Securities            10

    Item 4.  Submission of Matters to a Vote of Security Holders         10

    Item 5.  Other Information                                           11

    Item 6.  Exhibits and Reports on Form 8-K                            11


                              PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                           INTERFACE, INC. AND SUBSIDIARIES
                         Consolidated Condensed Balance Sheet
                                    (Unaudited)


(In thousands)                                              July 2,        January 1,
----------------------------                                 1995            1995
                                                            ------         ---------
                    ASSETS
----------------------------

CURRENT ASSETS:
  Cash and Cash Equivalents                                 $4,856           $4,389
  Escrowed and Restricted Funds                              2,455            2,663
  Accounts Receivable                                      143,522          133,536
  Inventories                                              145,880          132,650
  Deferred Tax Asset                                         3,767            3,767
  Prepaid Expenses                                          18,928           15,110
                                                          --------         --------
     TOTAL CURRENT ASSETS                                  319,408          292,115


PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                 162,440          152,874
EXCESS OF COST OVER NET ASSETS ACQUIRED                    215,178          202,852
OTHER ASSETS                                                42,562           40,093
                                                          --------         --------

                                                          $739,588         $687,934
                                                          ========         ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
-------------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                         $71,208          $59,702
  Accrued Expenses                                          51,834           56,940
  Current Maturities of Long-Term Debt                       1,550              853
                                                          --------         --------
     TOTAL CURRENT LIABILITIES                             124,592          117,495

LONG-TERM DEBT, less current maturities                    234,464          209,663
CONVERTIBLE SUBORDINATED DEBENTURES                        103,925          103,925
DEFERRED INCOME TAXES                                       17,012           17,761
                                                          --------         --------
     TOTAL LIABILITIES                                     479,993          448,844
                                                          --------         --------

  Redeemable Preferred Stock                                25,000           25,000
  Common Stock:
     Class A                                                 1,881            1,871
     Class B                                                   304              308
  Additional Paid-In Capital                                 3,971           93,450
  Retained Earnings                                        142,370          136,343
  Foreign Currency Translation Adjustment                   13,815             (136)
  Treasury Stock, 3,600
        Class A Shares, at Cost                            (17,746)         (17,746)
                                                          --------         --------
                                                          $739,588         $687,934
                                                          ========         ========

      See accompanying notes to consolidated condensed financial statements.


                           INTERFACE, INC. AND SUBSIDIARIES
                     Consolidated Condensed Statements of Income
                                    (Unaudited)


(In thousands except per share amounts)
---------------------------------------

                                                              Three Months Ended                     Six Months Ended
                                                          -------------------------           ---------------------------
                                                           July 2           July 3,            July 2,              July 3
                                                            1995             1994               1995                 1994
                                                          --------         --------           --------             --------

Net Sales                                                 $202,818         $181,665           $394,145             $342,384
Cost of Sales                                              140,090          126,117            273,062              238,492
                                                          --------         --------           --------             --------
     Gross Profit on Sales                                  62,728           55,548            121,083              103,892
Selling, General and Administrative Expenses                47,278           43,408             92,240               81,313
                                                          --------         --------           --------             --------
     Operating Income                                       15,450           12,140             28,843               22,579
Other (Expense) Income - Net                                (7,262)          (6,342)           (14,179)             (12,386)
                                                          --------         --------           --------             --------
     Income before Taxes on Income                           8,188            5,798             14,664               10,193
Taxes on Income                                              3,113            2,087              5,573                3,670
                                                          --------          -------           --------             --------
Net Income                                                   5,075            3,711              9,091                6,523
Less: Preferred Dividends                                      437              437                874                  875
                                                          --------          -------           --------             --------
Net Income Applicable to Common Shareholders                $4,638           $3,274             $8,217                5,648
                                                          ========          =======           ========             ========



Earnings Per Share
     Primary                                                 $0.25            $0.18              $0.45                $0.32
                                                          ========          =======           ========              =======
     Fully Diluted <F1>                                      $0.25            $0.18<F1>          $0.45                $0.32<F1>
                                                          ========          =======           ========              =======
Weighted Average Common Shares Outstanding
     Primary                                                18,250           18,175             18,230               17,834
                                                          ========          =======            =======              =======

     Fully Diluted                                          26,086           26,010             26,065               25,670
                                                          ========          =======            =======              =======


------------------------

<F1> For the three months and six months periods ended July 3, 1994, earnings per share on a fully dilutive basis were antidilutive.






               See accompanying notes to consolidated condensed financial statements.

                           INTERFACE, INC. AND SUBSIDIARIES
                    Consolidated Condensed Statements of Cash Flows
                                    (Unaudited)


                                                                    Six Months Ended
                                                                --------------------------
                                                                July 2,            July 3,
(In thousands)                                                   1995               1994
-------------                                                 ----------        ----------
OPERATING ACTIVITIES:
  Net income                                                    $9,091              $6,523
  Adjustment to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                               14,308              14,357
    Deferred income taxes                                         (861)                 70
    Cash provided by (used for):
      Accounts receivable                                       (4,490)             (4,385)
      Inventories                                               (4,295)            (13,156)
      Prepaid and other                                         (2,582)                217
      Accounts payable and accrued expenses                      2,898             (10,455)
                                                               -------          ---------
                                                                14,069             (5,929)
                                                               -------          ---------
INVESTING ACTIVITIES:
    Capital expenditures                                       (12,881)             (9,182)
    Acquisitions of businesses                                 (17,154)               (643)
    Other                                                       (2,710)              2,511
                                                              --------          ----------
                                                               (32,745)             (7,314)
                                                              --------          ----------
FINANCING ACTIVITIES:
    Net borrowing of long-term debt                             21,434              12,734
    Issuance of common stock                                       526                 453
    Dividends paid                                              (3,064)             (3,015)
                                                              --------           ---------
                                                                18,896              10,172
                                                              --------           --------
    Net cash provided by operating,
    investing and financing activities                             220              (3,071)
    Effect of exchange rate changes on cash                        247                 318
                                                              --------           ---------

CASH AND CASH EQUIVALENTS:
    Net increase (decrease) during the period                      467              (2,753)
    Balance at beginning of period                               4,389               4,674
                                                              --------            --------
    Balance at end of period                                    $4,856              $1,921
                                                              ========            ========





                See accompanying notes to consolidated condensed financial statements.

                                              5

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

NOTE 2 - INVENTORIES

     Inventories are summarized as follows:

                            July 2,               January 1,
                             1995                   1995
                            -------               ---------

Finished Goods            $  78,895               $  74,542
Work-in-Process              28,482                  20,250
Raw Materials                38,503                  37,858
                             ------                  ------
                         $  145,880               $ 132,650
                         ==========               =========

NOTE 3 - BUSINESS ACQUISITIONS

     In June 1995, the Company acquired substantially all of the assets of Toltec Fabrics, Inc., a North Carolina based company, for approximately $13,280,000 (comprised of $7,530,000 in cash and $5,750,000 in notes).
The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the Company's consolidated financial statements from the date of acquisition.


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


NOTE 4 - EARNINGS PER SHARE AND DIVIDENDS (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS. For the three month and six month periods ended July 2, 1995, the Company's net sales increased $21.2 million (11.6%) and $51.8 million (15.1%), respectively, compared with the same periods in 1994. The increase was primarily attributable to (i) increased sales volume in the Company's floorcoverings operations in the United States, United Kingdom, Southeast Asia and Greater China, (ii) continued improvement in unit volume in the Company's interior fabrics and chemical operations, (iii) sales generated by Toltec Fabrics, Inc., which was acquired during June 1995, and, (iv) the strengthening of certain key currencies (particularly the British pound sterling, Dutch guilder and Japanese yen) against the U.S. dollar, the Company's reporting currency. These increases were offset somewhat by a decrease in floorcoverings sales volume in Japan, Australia and certain markets within Continental Europe.

     Cost of sales decreased as a percentage of sales for the three month and six month periods ended July 2, 1995, compared with the same periods in 1994. The decrease was due primarily to (i) a reduction of manufacturing costs in the Company's carpet tile operations (particularly the U.S manufacturing facility) as the Company implemented a make-to-order ("mass customization") production strategy and "war-on-waste" initiative, leading to increased manufacturing efficiencies, and an attendant shift in product mix to higher margin products, (ii) the weakening of the U.S. dollar against certain key currencies which lowered the cost of U.S. produced goods sold in export markets, and (iii) decreased manufacturing costs in the Company's interior fabrics business as a result of improved manufacturing efficiencies. These benefits were somewhat offset by raw material price increases in the interior fabrics and chemical operations and the acquisitions of Prince Street Technologies, Ltd. and Toltec Fabrics, which, historically, had higher cost of sales ratios than the Company.

     Selling, general and administrative expenses as a percentage of sales decreased to 23.3% and 23.4%, respectively, for the three month and six month periods ended July 2, 1995, compared to 23.9% and 23.7% for the same periods in 1994, primarily as a result of increased sales.

     For the three month and six month periods ended July 2, 1995, the Company's other expense increased $0.9 million and $1.8 million, respectively, compared to the same periods in 1994, primarily due to an increase in bank debt coupled with the increase in U.S. interest rates.

     Due, by and large, to the aforementioned factors, the Company's net income increased 41.7% to $4.6 million and 45.5% to $8.2 million, respectively, for the three month and six month periods ended July 2, 1995, compared to the same periods in 1994.

     LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash during the period have been (i) $12.9 million for additions to property and equipment in the Company's manufacturing facilities, (ii) $14.0 million associated with the acquisition of Toltec Fabrics, (iii) $2.4 million associated with the Thailand joint venture, (iv) $1.2 million for business acquisitions in the Company's architectural resources unit, and (v) $3.1 million for dividends paid. These uses were funded by $21.4 million from long-term financing, and $14.1 million in operating activities.

     The Company, as of July 2, 1995, recognized a $14.0 million decrease in foreign currency translation adjustment compared to that of January 1, 1995. This improvement in translation adjustment was largely due to a significant quarter-end strengthening of the British pound sterling and the Dutch guilder compared to the U.S. dollar. The adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board
(FASB) 52.

     The Company employs a variety of off-balance sheet financial instruments to reduce its exposure to adverse fluctuations in interest and foreign currency swap agreements and foreign currency exchange contracts. At
July 2, 1995, the Company had approximately $45 million (notional amount) of foreign currency hedge contracts outstanding, consisting principally of forward exchange contracts. These contracts serve to hedge firmly committed Dutch guilder, German mark, Japanese yen, French franc, British pound sterling and other foreign currency revenues.

     At July 2, 1995, interest rate and currency swap agreements related to certain foreign currency denominated promissory notes effectively converted approximately $23 million of variable rate debt to fixed rate debt. At July 2, 1995, the weighted average fixed rate on the Dutch guilder and Japanese yen borrowings was 7.43%. The interest rate and currency swap agreements have maturity dates ranging from six to twelve months.

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

          (a) The Company held its annual meeting of shareholders on May 18, 1995.

         (b)  N/A

         (c) The matters considered at the annual meeting, and the votes cast for, against or withheld, as well as the number of abstentions, relating to each matter, are as follows:

       (i)     Election of the following directors:

            Class A                        For            Withheld
            -------                        ---            --------

           Carl I. Gable               11,122,123          13,426
           Dr. June M. Henton          11,117,923          17,626
           J. Smith Lanier, II         11,118,623          16,926
           Leonard G. Saulter          11,117,823          17,726
           David G. Thomas             11,118,623          16,926
           Clarinus C. Th. van Andel   11,117,823          17,726

            Class B                        For            Withheld
            -------                        ---            --------
            Ray C. Anderson             2,655,555             0
            Brian L. DeMoura            2,655,555             0
            Charles R. Eitel            2,655,555             0
            David Milton                2,655,555             0
            Royce R. Renfroe            2,655,555             0
            Don E. Russell              2,655,555             0
            C. Edward Terry             2,655,555             0



       (ii) Proposal submitted by a shareholder requesting implementation of the MacBride Principles concerning employment practices of the Company's subsidiary that has a facility in Northern Ireland.


               For        1,166,530
               Against   11,516,644
               Abstain      890,110


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are filed with this report:

          Exhibit
          Number               Description of Exhibit
          -------              ----------------------

           10 Amended and Restated Credit Agreement among the Company, (and certain direct and indirect subsidiaries), Trust Company Bank and the First National Bank of Chicago dated
                               June 30, 1995

           27                 Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended July 2. 1995.

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTERFACE, INC.



Date:  August 15, 1995                 By:  /s/ Daniel T. Hendrix
                                          ------------------------------
                                          Daniel T. Hendrix
                                          Vice President
                                          (Principal Financial Officer)

                                    EXHIBIT INDEX



Exhibit
Number         Description of Exhibit
------         --------------------------------
10.1           Amended and Restated Credit Agreement
               among the Company (and certain direct and indirect subsidiaries), Trust Company Bank and the First National Bank of Chicago dated June 30, 1995


27             Financial Data Schedule
                  (for SEC use only)