Form 10-Q/A
period 1995-07-02
INTERFACE INC
filed 1995-08-22
CIK 715787

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

                                   INTERFACE, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            GEORGIA                                    58-1451243
- -------------------------------                   --------------------
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


                              PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                           INTERFACE, INC. AND SUBSIDIARIES
                         Consolidated Condensed Balance Sheet
                                    (Unaudited)


(In thousands)                                              July 2,       January 1,
- ----------------------------                                 1995           1995
                                                            ------        ---------
                    ASSETS
- ----------------------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                 $4,856          $4,389
  Escrowed and Restricted Funds                              2,455           2,663
  Accounts Receivable                                      143,522         133,536
  Inventories                                              145,880         132,650
  Deferred Tax Asset                                         3,767           3,767
  Prepaid Expenses                                          18,928          15,110
                                                          --------        --------
     TOTAL CURRENT ASSETS                                  319,408         292,115


PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                 162,440         152,874
EXCESS OF COST OVER NET ASSETS ACQUIRED                    215,178         202,852
OTHER ASSETS                                                42,562          40,093
                                                          --------        --------

                                                          $739,588        $687,934
                                                          ========        ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
- -------------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                         $71,208         $59,702
  Accrued Expenses                                          51,834          56,940
  Current Maturities of Long-Term Debt                       1,550             853
                                                          --------        --------
     TOTAL CURRENT LIABILITIES                             124,592         117,495

LONG-TERM DEBT, less current maturities                    234,464         209,663
CONVERTIBLE SUBORDINATED DEBENTURES                        103,925         103,925
DEFERRED INCOME TAXES                                       17,012          17,761
                                                          --------        --------
     TOTAL LIABILITIES                                     479,993         448,844
                                                          --------        --------

  Redeemable Preferred Stock                                25,000          25,000
  Common Stock:
     Class A                                                 1,881           1,871
     Class B                                                   304             308
  Additional Paid-In Capital                                93,971          93,450
  Retained Earnings                                        142,370         136,343
  Foreign Currency Translation Adjustment                   13,815            (136)
  Treasury Stock, 3,600
        Class A Shares, at Cost                            (17,746)        (17,746)
                                                          --------        --------
                                                          $739,588        $687,934
                                                          ========        ========

      See accompanying notes to consolidated condensed financial statements.


                           INTERFACE, INC. AND SUBSIDIARIES
                     Consolidated Condensed Statements of Income
                                    (Unaudited)


(In thousands except per share amounts)
- ---------------------------------------

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


- ------------------------

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

                           INTERFACE, INC. AND SUBSIDIARIES
                    Consolidated Condensed Statements of Cash Flows
                                    (Unaudited)


                                                                    Six Months Ended
                                                               --------------------------
                                                                July 2,           July 3,
(In thousands)                                                   1995              1994
- -------------                                                 ----------       ----------
OPERATING ACTIVITIES:
  Net income                                                    $9,091             $6,523
  Adjustment to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                               14,308             14,357
    Deferred income taxes                                         (861)               970
    Cash provided by (used for):
      Accounts receivable                                       (4,490)            (4,385)
      Inventories                                               (4,295)           (13,156)
      Prepaid and other                                         (2,582)               217
      Accounts payable and accrued expenses                      2,898            (10,455)
                                                               -------         ---------
                                                                14,069            (5,929)
                                                               -------         ---------
INVESTING ACTIVITIES:
    Capital expenditures                                       (12,881)            (9,182)
    Acquisitions of businesses                                 (17,154)              (643)
    Other                                                       (2,710)             2,511
                                                              --------         ----------
                                                               (32,745)            (7,314)
                                                              --------         ----------
FINANCING ACTIVITIES:
    Net borrowing of long-term debt                             21,434             12,734
    Issuance of common stock                                       526                453
    Dividends paid                                              (3,064)            (3,015)
                                                              --------          ---------
                                                                18,896             10,172
                                                              --------          ---------
    Net cash provided by operating,
    investing and financing activities                             220             (3,071)
    Effect of exchange rate changes on cash                        247                318
                                                              --------          ---------

CASH AND CASH EQUIVALENTS:
    Net increase (decrease) during the period                      467             (2,753)
    Balance at beginning of period                               4,389              4,674
                                                              --------           --------
    Balance at end of period                                    $4,856             $1,921
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


                                        INTERFACE, INC.



Date:  August 21, 1995                 By:  /s/ Daniel T. Hendrix
                                          ------------------------------
                                          Daniel T. Hendrix
                                          Vice President
                                          (Principal Financial Officer)