Form 10-Q
period 1995-10-01
INTERFACE INC
filed 1995-11-01
CIK 715787

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934


For Quarterly Period Ended October 1, 1995

                       Commission File Number 0-12016
                       ------------------------------

                               INTERFACE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            GEORGIA                                              58-1451243
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



          2859 PACES FERRY ROAD, SUITE 2000, ATLANTA, GEORGIA 30339
          ---------------------------------------------------------
            (Address of principal executive offices and zip code)


                               (770) 437-6800
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X           No
                                               ---             ---

Shares outstanding of each of the registrant's classes of common stock at October 18, 1995:

                          Class                                 Number of Shares
----------------------------------------------                  ----------------
Class A Common Stock, $.10 par value per share                        15,274,659
Class B Common Stock, $.10 par value per share                         2,994,694

                                                        Page 1 of _______  Pages
                                        The Exhibit Index appears at page _____.

                               INTERFACE, INC.


                                    INDEX

                                                                                              Page
                                                                                              ----
Part I.     FINANCIAL INFORMATION

      Item 1.     Consolidated Condensed Financial Statements

                  Balance Sheets - October 1, 1995 and January 1, 1995                          3

                  Statements of Income - Three Months and Nine Months
                  Ended October 1, 1995 and October 2, 1994                                     4

                  Statements of Cash Flows -
                  Nine Months Ended October 1, 1995 and October 2, 1994                         5

                  Notes to Financial Statements                                                 6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           8


Part II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                                                            11

      Item 2.     Changes in the Rights of the Company's Security
                  Holders                                                                      11

      Item 3.     Defaults by the Company on Its Senior Securities                             11

      Item 4.     Submission of Matters to a Vote of Security Holders                          11

      Item 5.     Other Information                                                            11

      Item 6.     Exhibits and Reports on Form 8-K                                             12

                       PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      INTERFACE, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)


(In thousands, except share data)
------------------------------------------------  October 1,       January 1,
                   ASSETS                           1995             1995
------------------------------------------------  ----------       ----------
CURRENT ASSETS:
  Cash and Cash Equivalents                         $  3,034         $  4,389
  Escrowed and Restricted Funds                        2,413            2,663
  Accounts Receivable                                113,145          133,536
  Inventories                                        138,801          132,650
  Deferred Tax Asset                                   4,485            3,767
  Prepaid Expenses                                    18,055           15,110
                                                    --------         --------
     TOTAL CURRENT ASSETS                            279,933          292,115

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                           170,218          152,874
EXCESS OF COST OVER NET ASSETS ACQUIRED              212,446          202,852
OTHER ASSETS                                          43,155           40,093
                                                    --------         --------
                                                    $705,752         $687,934
                                                    ========         ========
  LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
-----------------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                  $ 54,673         $ 59,702
  Accrued Expenses                                    55,892           56,940
  Current Maturities of Long-Term Debt                 1,550              853
                                                    --------         --------
     TOTAL CURRENT LIABILITIES                       112,115          117,495

LONG-TERM DEBT, less current maturities              207,979          209,663
CONVERTIBLE SUBORDINATED DEBENTURES                  103,925          103,925
DEFERRED INCOME TAXES                                 19,635           17,761
                                                    --------         --------
     TOTAL LIABILITIES                               443,654          448,844
                                                    --------         --------

  Redeemable Preferred Stock                          25,000           25,000
  Common Stock:
   Class A                                             1,887            1,871
   Class B                                               300              308
  Additional Paid-In Capital                          94,186           93,450
  Retained Earnings                                  146,160          136,343
  Foreign Currency Translation Adjustment             12,311             (136)
  Treasury Stock, 3,600,000
        Class A Shares, at Cost                      (17,746)         (17,746)
                                                    --------         --------
                                                    $705,752         $687,934
                                                    ========         ========


    See accompanying notes to consolidated condensed financial statements.

                       INTERFACE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)


(In thousands except per share amounts)
---------------------------------------
                                                    Three Months Ended            Nine Months Ended
                                                   ---------------------------------------------------
                                                   October 1,  October 2,       October 1,  October 2,
                                                    1995         1994             1995          1994
                                                   ---------------------        ----------------------
Net Sales                                          $203,269     $184,959        $597,414      $527,343
Cost of Sales                                       139,574      129,149         412,636       367,641
                                                   ---------------------        ----------------------
     Gross Profit on Sales                           63,695       55,810         184,778       159,702
Selling, General and Administrative Expenses         47,373       42,246         139,613       123,559
                                                   ---------------------        ----------------------
     Operating Income                                16,322       13,564          45,165        36,143
Other Expense - Net                                   7,730        6,930          21,909        19,316
                                                   ---------------------        ----------------------
     Income before Taxes on Income                    8,592        6,634          23,256        16,827
Taxes on Income                                       3,265        2,387           8,838         6,057
                                                   ---------------------        ----------------------
Net Income                                            5,327        4,247          14,418        10,770
Less: Preferred Dividends                               438          438           1,312         1,313
                                                   ---------------------        ----------------------
Net Income Applicable to Common Shareholders       $  4,889     $  3,809        $ 13,106      $  9,457
                                                   =====================        ======================



Earnings Per Share
     Primary                                       $   0.27     $   0.21        $   0.72      $   0.53
                                                   =====================        ======================
     Fully Diluted*                                $   0.26     $   0.21 *      $   0.71      $   0.53 *
                                                   =====================        ======================

Weighted Average Common Shares Outstanding
     Primary                                         18,252       18,191          18,237        17,953
                                                   =====================        ======================
     Fully Diluted                                   26,087       26,027          26,072        25,786
                                                   =====================        ======================


* For the three month and nine month periods ended October 2, 1994, earnings per share on a fully dilutive basis were antidilutive.





    See accompanying notes to consolidated condensed financial statements.

                       INTERFACE, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                              Nine Months Ended
                                                         ---------------------------
                                                         October 1,       October 2,
(In thousands)                                              1995             1994
--------------                                           ----------       ----------
OPERATING ACTIVITIES:
  Net income                                              $ 14,418         $ 10,770
  Adjustment to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                           21,285           22,047
    Deferred income taxes                                    1,815            1,337
    Cash provided by (used for):
      Accounts receivable                                   23,528            2,552
      Inventories                                              647          (12,989)
      Prepaid and other                                     (2,057)            (647)
      Accounts payable and accrued expenses                 (3,818)         (16,325)
                                                          --------         --------
                                                            55,818            6,745
                                                          --------         --------
INVESTING ACTIVITIES:
    Capital expenditures                                   (26,186)         (14,071)
    Acquisitions of businesses                             (15,203)            (643)
    Other                                                   (2,798)           1,547
                                                          --------         --------
                                                           (44,187)         (13,167)
                                                          --------         --------
FINANCING ACTIVITIES:
    Net borrowing (reduction) of long-term debt             (9,114)           9,490
    Issuance of common stock                                   744              453
    Dividends paid                                          (4,597)          (4,544)
                                                          --------         --------
                                                           (12,967)           5,399
                                                          --------         --------
    Net cash provided by operating,
       investing and financing activities                   (1,336)          (1,023)
    Effect of exchange rate changes on cash                    (19)             406
                                                          --------         --------

CASH AND CASH EQUIVALENTS:
    Net increase (decrease) during the period               (1,355)            (617)
    Balance at beginning of period                           4,389            4,674
                                                          --------         --------
    Balance at end of period                              $  3,034         $  4,057
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

NOTE 2 - RECEIVABLES

      During August 1995, the Company entered into an agreement with a financial institution to sell up to $65 million of certain domestic accounts receivable under a continuous sale program. Under this agreement, undivided interests in designated receivable pools are sold to the purchaser with recourse limited to the receivables purchased. Fees paid by the Company under this agreement are based on certain variable rate indices and are recorded as Other Expense. As of October 1, 1995 the Company had sold accounts receivable under this agreement for which net proceeds of approximately $37.9 million were received.

NOTE 3 - INVENTORIES

      Inventories are summarized as follows:

                                    October 1,            January 1,
                                       1995                  1995
                                    ----------            ----------
Finished Goods                       $ 72,746              $ 74,542

Work-in-Process                        28,561                20,250

Raw Materials                          37,494                37,858
                                     --------              --------

                                     $138,801              $132,650
                                     ========              ========


NOTE 4 - BUSINESS ACQUISITIONS

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

NOTE 5 - EARNINGS PER SHARE AND DIVIDENDS

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

                  __________________________________________


      The financial information included in this report has been prepared by the Company, without audit, and should not be relied upon to the same extent as audited financial statements. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS. For the three month and nine month periods ended October 1, 1995, the Company's net sales increased $18.3 million (9.9%) and $70.1 million (13.3%), respectively, compared with the same periods in 1994. The increase was primarily attributable to (i) increased sales volume in the Company's floorcoverings operations in the United States, United Kingdom, Southeast Asia and Greater China, (ii) continued improvement in unit volume in the Company's interior fabrics and chemical operations, (iii) sales generated by Toltec Fabrics, Inc., which was acquired in June 1995, and, (iv) the strengthening of certain key currencies (particularly the British pound sterling, Dutch guilder and Japanese yen) against the U.S. dollar, the Company's reporting currency. These increases were offset somewhat by a decrease in floorcoverings sales volume in Japan, Australia and certain markets within Continental Europe.

      Cost of sales decreased as a percentage of sales for the three and nine month periods ended October 1, 1995, compared with the same periods in 1994. The decrease was due primarily to (i) a reduction of manufacturing costs in the Company's carpet tile operations (particularly the U.S manufacturing facility) as the Company implemented a make-to-order ("mass customization") production strategy and "war-on-waste" initiative, leading to increased manufacturing efficiencies, and an attendant shift in product mix to higher margin products,
(ii) the weakening of the U.S. dollar against certain key currencies which lowered the cost of U.S. produced goods sold in export markets, and (iii) decreased manufacturing costs in the Company's interior fabrics business as a result of improved manufacturing efficiencies. These benefits were somewhat offset by raw material price increases in the interior fabrics and chemical operations, and the acquisitions of Prince Street Technologies, Ltd. and Toltec Fabrics, which, historically, had higher cost of sales ratios than the Company.

      Selling, general and administrative expenses as a percentage of sales increased to 23.3% for the three month period, and remained flat at 23.4% for the nine month period, ended October 1, 1995, compared to 22.8% and 23.4% for the same periods in 1994. The increase for the three month period was attributable to an increase in design, marketing and sampling costs for the Company's floorcovering operations (principally the U.S. carpet tile operation), and the acquisition of Toltec Fabrics which, historically, had a higher S G & A ratio than the Company.

      For the three month and nine month periods ended October 1, 1995, the Company's other expense increased $0.8 million and $2.6 million, respectively, compared to the same periods in 1994, primarily due to an increase in bank debt and increased interest rates.

      As a result of the aforementioned factors, the Company's net income (after adjustment for preferred dividends) increased 28.4% to $4.9 million and 38.6% to $13.1 million, respectively, for the three month and nine month periods ended October 1, 1995, compared to the same periods in 1994.

      LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash during the nine months ended October 1, 1995 have been (i) $ 26.2 million for additions to property and equipment in the Company's manufacturing facilities, including the new carpet tile facility in Thailand (scheduled to become operational in early
1996) and new broadloom carpet facility for Prince Street in Atlanta (scheduled to be operational in November 1995), (ii) $14.0 million associated with the acquisition of Toltec Fabrics, (iii) $9.1 million for reduction of long-term debt, (iv) $1.2 million for business acquisitions in the Company's architectural resources unit, and (v) $4.6 million for dividends paid. These uses were funded by $55.8 million in operating activities which includes $37.9 million from the sale of domestic receivables under the securitization program.

      The Company, as of October 1, 1995, recognized a $12.4 million decrease in foreign currency translation adjustment compared to that of January 1, 1995. This improvement in translation adjustment was largely due to a significant quarter-end strengthening of the British pound sterling and the Dutch guilder compared to the U.S. dollar. The adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board (FASB) 52.

      The Company employs a variety of off-balance sheet financial instruments to reduce its exposure to adverse fluctuations in interest and foreign currency exchange rates, including foreign currency swap agreements and foreign currency exchange contracts. At October 1, 1995, the Company had approximately $45.0 million (notional amount) of foreign currency hedge contracts outstanding, consisting principally of forward exchange contracts. These contracts serve to hedge firmly committed Dutch guilder, German mark, Japanese yen, French franc, British pound sterling and other foreign currency revenues.

      At October 1, 1995, interest rate and currency swap agreements related to certain foreign currency denominated promissory notes effectively converted approximately $29 million of variable rate debt to fixed rate debt. At October 1, 1995, the weighted average fixed rate on the Dutch guilder and Japanese yen borrowings was 7.43%. The interest rate and currency swap agreements have maturity dates ranging from nine to twelve months.

      The Company continually monitors its position with, and the credit quality of, the financial institutions which are counterparties to its off-balance sheet financial instruments and does not anticipate nonperformance by the counterparties.

      In August 1995, the Company and certain of its domestic subsidiaries entered into a continuous sale program (account receivable securitization facility) with a financial institution that provides for the sale of up to $65 million of trade receivables. Under this agreement, undivided interests in designated receivable pools are sold to the purchaser with recourse limited to the receivables purchased. Fees paid by the Company under this agreement are based on certain variable market rate indices and are recorded as Other Expense. The Company had received approximately $37.9 million under the arrangement as of October 1, 1995.

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

            None

ITEM 3.     DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            The Company is actively seeking financing to fund a call for the redemption of all its outstanding 8% Convertible Subordinated Debentures Due 2013 (the "Convertible Debentures"). Under their terms, the Convertible Debentures may be called for redemption at any time upon 30 days' notice at a price of 102.4% of their principal amount, plus accrued and unpaid interest. In the event of a call, debenture holders would be entitled to convert all or a portion of the principal amount into shares of Interface Class A Common Stock, at a price of $16.9125 per share, at any time up to two business days before the redemption date. Interface will not call the Convertible Debentures unless and until it has obtained financing that would cover the aggregate redemption price if 100% of the Convertible Debentures are redeemed, as opposed to being converted by their respective holders. An aggregate of approximately $106.5 million will be required to redeem 100% of the Convertible Debentures into shares of Interface Class A Common Stock.

            The Company has considered several options for obtaining the financing necessary to redeem the Convertible Debentures, and has commenced a private offering of senior subordinated notes to raise $125 million. There is no assurance that the private offering will be completed or that the financing necessary for a redemption of the Convertible Debentures will be available from any source on acceptable terms. Under applicable securities law requirements, certain terms about the private offering that the Company has commenced cannot be publicly disclosed unless and until the transaction is consummated.

            On October 31, 1995, the closing price of the Class A Common Stock on the Nasdaq National Market was $15.125 per share. The closing price of the Convertible Debentures on that date was $103.75.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   The following exhibits are filed with this report:

                  Exhibit
                  Number         Description of Exhibit
                  ------         ----------------------
                   10.1          Agreement of Brian L. DeMoura (Change in Control)

                   10.2          Amendment No. 1 to the Employment Agreement of Brian L. DeMoura

                   10.3          Agreement of Charles R. Eitel (Change in Control)

                   10.4          Amendment No. 1 to the Employment Agreement of Charles R. Eitel

                   10.5          Agreement of F. Colville Harrell (Change in Control)

                   10.6          Employment Agreement of F. Colville Harrell

                   10.7          Agreement of Daniel T. Hendrix (Change in Control)

                   10.8          Employment Agreement of Daniel T. Hendrix

                   10.9          Agreement of David W. Porter (Change in Control)

                   10.10         Employment Agreement of David W. Porter

                   10.11         Agreement of Donald E. Russell (Change in Control)

                   10.12         Amendment No. 1 to the Employment Agreement of Donald E. Russell

                   10.13         Agreement of Gordon D. Whitener (Change in Control)

                   27            Financial Data Schedule (for SEC use only).

            (b) No reports on Form 8-K were filed during the quarter ended October 1, 1995.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTERFACE, INC.



Date:  November 1, 1995                     By: /s/Daniel T. Hendrix
                                                --------------------------------

                                                Daniel T. Hendrix
                                                Vice President
                                                (Principal Financial Officer)

                                EXHIBIT INDEX

EXHIBIT                 DESCRIPTION OF EXHIBIT                        SEQUENTIAL
NUMBER                                                                 PAGE NO.
10.1                    Agreement of Brian L. DeMoura
                        (Change in Control)

10.2                    Amendment No. 1 to the Employment
                        Agreement of Brian L. DeMoura

10.3                    Agreement of Charles R. Eitel
                        (Change in Control)

10.4                    Amendment No. 1 to the Employment
                        Agreement of Charles R. Eitel

10.5                    Agreement of F. Colville Harrell
                        (Change in Control)

10.6                    Employment Agreement of F. Colville Harrell

10.7                    Agreement of Daniel T. Hendrix
                        (Change in Control)

10.8                    Employment Agreement of Daniel T. Hendrix

10.9                    Agreement of David W. Porter
                        (Change in Control)

10.10                   Employment Agreement of David W. Porter

10.11                   Agreement of Donald E. Russell
                        (Change in Control)

10.12                   Amendment No. 1 to the Employment
                        Agreement of Donald E. Russell

10.13                   Agreement of Gordon D. Whitener
                        (Change in Control)

27                      Financial Data Schedule
                        (for SEC use only)