Form 10-K405
period 1995-12-31
INTERFACE INC
filed 1996-04-01
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1995

                          Commission File No: 0-12016



                                INTERFACE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                            58-1451243
     -----------------------               ------------------
     (State of incorporation)              (I.R.S. Employer
                                           Identification No.)




      2859 PACES FERRY ROAD
          SUITE 2000
       ATLANTA, GEORGIA                          30339
     --------------------------                ----------
     (Address of principal                     (zip code)
      executive offices)


Registrant's telephone number, including area code:  (770) 437-6800
                                                   -----------------

Securities Registered Pursuant to Section 12(b) of the Act:  NONE
                                                           --------

Securities Registered Pursuant to Section 12(g) of the Act:  CLASS A COMMON
                                                           -----------------
STOCK, $0.10 PAR VALUE PER SHARE
- --------------------------------
      (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter peiod that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/    No
                                               -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 (assuming conversion of Class B Common Stock into Class A Common Stock): $206,275,757 (16,668,748) shares valued at the last sales price of $12.375). See Item 12.

     Number of shares outstanding of each of the registrant's classes of Common Stock, as of March 15, 1996:



     CLASS                                               NUMBER OF SHARES
     -----                                               ----------------
Class A Common Stock,
$0.10 par value per share ....................................15,512,710
Class B Common Stock,
$0.10 par value per share .....................................2,980,694




                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I and II.

     Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Interface, Inc. ("Interface" or the "Company") was founded in 1973 to pioneer the introduction of the carpet tile concept in the United States, and is now a global manufacturer and marketer of products for the commercial and institutional interiors market. The Company is the worldwide leader in the modular carpet segment (which includes both carpet tile and six-foot roll goods) with a 40% market share. Through its strategic acquisitions of Bentley Mills, Inc. ("Bentley Mills") in 1993 and Prince Street Technologies, Ltd. ("Prince Street") in 1994, the Company entered the broadloom carpet segment with leading product lines for the high quality, designer-oriented sector of the broadloom segment. The Company, through its Guilford of Maine, Inc. ("Guilford") subsidiary, is the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share in excess of 50%. The Company's chemicals and specialty products operations produce a variety of products, including chemical compounds and additives for use in various rubber and plastic products, a proprietary antimicrobial additive that is used in the Company's carpet and fabrics products and licensed to others for use in interior finishing products that do not compete with the Company's products, and raised/access flooring systems. In fiscal 1995, the Company had total sales of $802 million, with carpet sales of $654 million, fabric sales of $124 million, and chemicals and specialty products sales of $24 million, accounting for 82%, 15% and 3% of total sales, respectively.

     The Company markets products in over 100 countries around the world under such well-known brand names as Interface and Heuga in modular carpet; Bentley Mills and Prince Street in broadloom carpets; Guilford of Maine, Stevens Linen, Toltec and Intek in interior fabrics; and Intersept in chemicals. The Company's principal geographic markets are North America (58% of 1995 sales), the United Kingdom and Western Europe (32% of 1995 sales), and Japan and Australia (5% of 1995 sales). The Company is aggressively developing opportunities in Greater China and Southeast Asia, South America, and Central and Eastern Europe, which represent significant growth markets for the Company. The Company's worldwide marketing efforts are facilitated by having 24 manufacturing facilities at varied locations in North America, Europe, Southeast Asia and Australia. Worldwide manufacturing locations enable the Company to compete effectively with local producers in its international markets, while also providing advantages (such as affording international customers more favorable delivery times and freight costs) over competitors who must import their products into such markets. These capabilities are an important competitive advantage to Interface in serving the needs of multinational corporate customers who require uniform products and services at their various locations around the world.

     The Company utilizes an internal marketing and sales force of over 700 experienced personnel (the largest in the commercial floorcovering industry), stationed at over 60 locations in 40 countries, to market the Company's carpet products and services in person to its customers. The Company's Fabrics Group has its own specialized marketing and sales force (approximately 80 persons) for marketing the Company's interior fabrics products. The Company also utilizes independent dealers to achieve additional marketing coverage for all its products. The Company focuses its sales efforts at the design phase of commercial projects. Interface personnel cultivate relationships both with the owners and users of the facilities involved in the projects and with specifiers such as architects, interior designers, engineers and contracting firms who are directly involved in specifying products and who often make or significantly influence purchase decisions. The Company emphasizes its product design and styling capabilities and its ability to provide creative, high value solutions to its customers' needs. Interface marketing and sales personnel also serve as a primary technical resource for the Company's customers, both with respect to product maintenance and service as well as design matters.

     The Company has recently enhanced its management, both by adding experienced industry executives in key management positions and by consolidating responsibilities for certain operational areas. Charles Eitel, who was hired in November 1993, was promoted to the newly created position of President and Chief Executive Officer of the Company's worldwide Floorcoverings Group in October 1994; Brian DeMoura was hired as President and Chief Executive Officer of the Interior Fabrics Group in March 1994; and Roman Oakey, Inc. and its affiliates have been engaged to consult on product design matters for all floorcovering and fabric operations.

INDUSTRY TRENDS AND COMPANY STRENGTHS

     In recent years, the Company's revenue has been derived primarily from the renovation market. The Company believes that the commercial and institutional market for floorcovering products, which experienced a significant decline in demand during the early 1990's, has begun to rebound significantly in the United States primarily due to renovation projects and, to a lesser extent, new construction. Excess office space from the 1980's is being absorbed, businesses are beginning to experience growth, and carpeting installed during the 1980's construction boom is beginning to be updated or replaced as part of remodeling projects. In international markets, overall demand for commercial floorcovering products is also beginning to increase, especially in certain countries in the Asia-Pacific region where new construction projects are increasing, and also in more developed markets where products are being used for an increasing number of remodeling or refurbishing projects. The Company also believes that, within the overall floorcovering market, the demand for modular carpet is increasing worldwide as more customers recognize its advantages in terms of greater design options and flexibility, longer average life, and ease of access to sub-floor wiring.

     Management believes that the Company benefits from several significant competitive advantages, which will assist it in sustaining and enhancing its position as a market leader. The Company's principal strengths include: (i) an excellent reputation for quality, service and reliability; (ii) strong, well-known brand names; (iii) efficient and low-cost manufacturing operations in several locations around the world; (iv) strong customer and architectural and design community relationships; (v) award-winning and innovative product design and development capabilities; and (vi) state-of-the-art production equipment and technologically advanced systems. These strengths coupled with the Company's broad and diversified mix of product lines enable Interface to take a "total interior solution" approach to serving the needs of its customers around the world and position the Company to benefit from the recent industry developments.


BUSINESS STRATEGY AND PRINCIPAL INITIATIVES

     Interface's long-standing corporate strategy has been to diversify and integrate worldwide. The Company seeks to diversify by developing internally or acquiring related product lines and businesses in the commercial interiors field; and to integrate by identifying and developing synergies and operating efficiencies among the Company's diverse products and global businesses. In continuing that strategy, the Company is pursuing the following principal strategic initiatives:

     Enhancement of Design Capabilities. In January 1994, the Company engaged the leading design firm Roman Oakey, Inc. (under an exclusive consulting contract) to augment the Company's internal research, development and design staff. The Company introduced 57 new carpet designs in the U.S. in 1994 (the largest number in one year in the Company's history), and received eight (out of a possible 12) U.S. carpet industry design awards bestowed by the International Interior Design Association (IIDA), including all five awards in the carpet tile division. In 1995, the Company introduced over 35 new carpet designs, and garnered three IIDA awards. Roman Oakey's design services are being extended to the Company's international carpet operations and an affiliate of that firm has been engaged to provide similar design services to the Company's interior fabrics business (which already has significant capabilities in this area).

     Globalization of the "Mass Customization" Production Strategy. The goal of mass customization is to be able to respond to customers' requirements for custom or highly styled products by quickly and efficiently producing both custom samples and the ultimate products, and to determine proven "winners" that can be manufactured for inventory for broader distribution. Mass customization was introduced to the Company's U.S. carpet tile business in 1994, and its principal components included (i) developing a simplified but versatile yarn utilization system, (ii) investing in highly efficient, state-of-the-art tufting and custom sampling equipment, and (iii) utilizing innovative design and styling to create products. The initiative has resulted in substantial operating improvements in the U.S. carpet tile business in 1995, including increased margins and reduced inventory levels of both raw materials and standard products. The Company is extending the mass customization production initiative to its floorcovering operations in Europe and Australia.

     Diversification, Expansion and Increased Efficiency in the Interior Fabrics Business. In response to a shift in demand towards lighter weight, less expensive fabrics by OEM panel fabric customers, the Company initiated a significant capital investment program at Guilford to consolidate and modernize its yarn manufacturing operations. This program should result in significant efficiencies and cost savings, which are expected to permit recovery of that capital investment in approximately two years, as well as new product capabilities. Interface's strategic acquisitions of Toltec Fabrics, Inc. ("Toltec Fabrics") in June 1995, and of the Intek division of Springs Industries (now operated as Intek, Inc.) in December 1995, provide further diversification into upholstery and seating fabrics; penetrate certain niche markets where Guilford has not previously been active; and provide operating efficiencies as a number of manufacturing processes currently outsourced by these businesses are brought in-house. Interface will also continue to devote resources to Guilford's growing export business.

     War-on-Waste and EcoSense Programs. In January 1995, the Company initiated a worldwide war-on-waste program. Applying a zero-based definition of waste (broadly defined as any measurable cost that goes into manufacturing a product but does not result in identifiable value to the customer), the Company has identified $70 million of such waste. While a major part of such waste cannot be eliminated using currently available technologies and production systems, management believes the Company can eliminate approximately $35 million of such waste over time. The Company realized in excess of $7 million in savings (through eliminating such waste) during fiscal 1995. The war-on-waste program represents a first step in the Company's broader EcoSense initiative, which is inspired in major part by the interest of important customers who are concerned about the environmental implications of how they and their suppliers do business. EcoSense is the Company's long-range program to achieve greater resource efficiency and, ultimately, ecological "sustainability" -- that is, the point at which Interface is no longer a net "taker" from the earth. Its key elements are closed loop recycling to obtain all principal raw materials; tapping benign sources of energy (other than fossil fuels) to drive production processes; and, most immediately, eliminating waste of raw materials and energy from all operations. The Company believes that its pursuit of these initiatives provides a competitive advantage in marketing its products to an increasing number of important customers.

     Increased  Integration of Marketing Efforts and Operational
Consolidations -- "Total Interior Solutions". The Company's objective is to use the complementary nature of its product lines to implement a "total interior solution" approach to serving the diverse needs of customers worldwide. Marketing and sales personnel are being trained in cross-marketing techniques, and the Company is implementing a marketing communications network to link its worldwide marketing and sales force. As a related initiative, the Company has consolidated management responsibility for certain key operational areas, which has increased global cooperation and coordination in product planning and production as well as marketing activities.

     Geographic Expansion of Manufacturing in Developing Markets. A key element of the Company's worldwide focus is having manufacturing (as well as marketing and service) capabilities in important locations around the world. The Company constructed a carpet tile manufacturing facility in Thailand which became operational in March 1996, and it is exploring establishment of manufacturing operations in Greater China. The Company will consider additional locations for manufacturing operations in other parts of the world as necessary to meet the needs of its existing and future customers.

     New Distribution Channel and Dealer Network. In January 1996, the Company announced a nationwide initiative to strengthen and streamline the distribution channels for its commercial carpet products. Under this program, the Company intends to acquire approximately 15 strategically located commercial floorcovering contractors, and form preferred distributorship alliances with a significantly higher number of select dealers throughout the United States.
The Company has employed the former management team of StarNet (the largest consortium of floorcovering contractors in the U.S.) to help the Company launch this initiative and build its dealer network, which the Company will operate under the name Re: Source Americas(TM). The program's primary goals are to (i) increase sales of Company products as dealers in the network seek to supply Company products on a preferred basis, (ii) enhance customer satisfaction by providing hassle-free service throughout the process of selecting, purchasing, installing and maintaining carpet products, and (iii) improve operating margins for owned dealers, as well as for the Company, by consolidating administrative functions of dealers and coordinating and streamlining sales efforts by Company and dealer sales personnel. The Company closed the simultaneous acquisitions of three key dealerships (owned by certain of the former members of the StarNet management team) in March 1996, and expects to complete the majority of its planned acquisitions and investments in the second and third quarters of 1996.


MODULAR AND BROADLOOM CARPET

Products

     The Company's traditional business has centered on the development, manufacture, marketing and servicing of modular carpet, which includes carpet tile and six-foot roll goods. The Company is the world's largest manufacturer and marketer of modular carpet, with a 40% worldwide market share. Broadloom carpet generally consists of tufted carpet sold primarily in twelve-foot rolls. The Company's broadloom carpet operations are conducted through Bentley Mills and Prince Street, acquired in 1993 and 1994, respectively, both of which focus on the high quality, designer-oriented sector of the broadloom carpet market.

     Modular Carpet. The Company's free-lay modular carpet system utilizes carpet tiles cut in precise, dimensionally stable squares (usually 18 inches or 50 centimeters square) to produce a floorcovering which combines the appearance and texture of broadloom carpet with the advantages of a modular carpet system. The growing use of open plan interiors and modern office arrangements utilizing demountable, movable partitions and modular furniture systems has encouraged the use of carpet tile, as compared to other soft surface flooring products. The Company's patented GlasBac(R) technology employs a unique, fiberglass-reinforced polymeric composite backing that allows the tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners. Carpet tile thus may be easily removed and replaced, permitting rearrangement of office partitions and modular furniture systems without the inconvenience and expense associated with removing, replacing or repairing other soft surface flooring products, including broadloom carpeting. Carpet tile facilitates access to sub-floor telephone, electrical, computer and other wiring by lessening disruption of operations, and also eliminates the cumulative damage and unsightly appearance commonly associated with frequent cutting of conventional carpet as utility connections and disconnections are made. Because a relatively small portion of a carpet installation often receives the bulk of traffic and wear, the ability to rotate carpet tiles between high traffic and low traffic areas and to selectively replace worn tiles can significantly increase the average life and cost efficiency of the floorcovering.

     The Company uses a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors
- -- particularly offices, health care facilities, airports, educational and other institutions, and retail facilities. The Company's carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information. While the Company continues to manufacture and sell the major portion of its carpet tile in standard styles, an increasing volume of the Company's modular carpet sales are custom or made-to-order products designed to meet particular customer specifications.

     The Company produces and sells carpet tile specially adapted for the health care facilities market. The Company's carpet tile possesses characteristics (such as the use of the Intersept(R) antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns) making it suitable for use in such facilities in lieu of hard surface flooring.

     The Company also manufactures and sells fusion-bonded, tufted and needle-punched six-foot roll goods under the System Six(R) mark. Six-foot roll goods are structure-backed and offer many of the advantages of both carpet tiles and broadloom carpet. They are often used in conjunction with carpet tiles to create special design effects. The Company's current principal customers for System Six products are in the educational, health care and governmental institutions sectors. The Company believes, however, that the demand for six-foot roll goods is increasing generally within the commercial and institutional interiors market, and expects six-foot roll goods to account for a growing percentage of its U.S. modular carpet sales in the future.

     Broadloom Carpet. The Company has obtained a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and styling capabilities and short production and delivery times with a marketing strategy geared toward serving and working closely with interior designers, architects and other specifiers. Prince Street's design-sensitive broadloom products center around unique, multidimensional textured carpets with a hand-tufted look, while Bentley Mills' designs emphasize the dramatic use of color. Collectively, they won three APEX (a product of excellence) awards in 1994, and two in 1995, from the International Interior Design Association, and the Prince Street and Bentley Mills brands were recently rated the number one and two brands, respectively, for carpet design in the U.S. according to a 1995 survey of interior designers published in the Floor Focus industry publication. (The Company's Interface Flooring Systems brand was rated number three.)

Marketing and Sales

     The Company traditionally has focused its carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on specifiers, such as architects, interior designers, engineers and contracting firms who often make or significantly influence the purchase decision. The acquisitions of Bentley Mills and Prince Street significantly strengthened the Company's relationships with interior designers and architects and has enhanced the Company's ability to target those and other specifiers at the critical design stage of commercial projects. The Company emphasizes sales to the commercial office sector, both new construction and renovation, as well as to health care facilities, governmental institutions and public facilities, including libraries, museums, convention and hospitality centers, airports, schools and hotels. The Company's marketing efforts are enhanced by the well-known brand names of its carpet products, including Interface and Heuga in modular carpet, and Bentley Mills and Prince Street in broadloom carpet.

     An important part of the Company's marketing and sales efforts involves the preparation of custom made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles that meet the customer's particular needs. (See "-- Business Strategy and Principal Initiatives", above, and "-- Product Design, Research and Development", below.) The Company's mass customization initiative, implemented for its U.S. modular carpet operations in 1994, included the simplification of the Company's carpet manufacturing operations and the purchase of five custom sample production machines, which significantly improved its ability to respond quickly and efficiently to requests for samples. The turnaround time for the Company to produce made-to-order carpet samples to customer specifications has been reduced from an average of 30 days in 1993 to four days in 1995, and the average number of carpet samples produced per month has increased from 90 per month in 1993 to over 1,000 per month in 1995. This ability has significantly enhanced the Company's marketing and sales efforts, and has increased the Company's volume of higher margin custom or made-to-order sales.

     The Company primarily uses its internal marketing and sales force of over 700 persons to market its carpet products, and it also uses independent dealers to broaden its sales efforts. The Company recently embarked on a program to create a network of owned and allied dealers. (See "-- Business Strategy and Principal Initiatives", above.) The Company maintains a Creative Services staff that works directly with clients on major design projects. The efforts of these personnel in helping with product selection, customer specifications and unique approaches to design and styling issues are an important component of the marketing aspect of the Company's mass customization approach. In order to implement its global marketing efforts, the Company has product and design studios in the United States, England, France, Germany, Spain, Norway, the Netherlands, Australia, Japan and Singapore. The Company expects to continue to open such offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

     As part of its full service approach to marketing, the Company maintains a Field Services staff to provide on-site customer service for both in-progress and completed installations. (Actual installation services are generally performed by independent dealers, although the Company recently acquired three dealerships and intends to acquire others.) In Europe, the Company has licensed selected independent service contractors to provide carpet maintenance services under the mark, IMAGESM (Interface Maintenance Advisory Group of Europe).


Manufacturing

     The Company manufactures carpet in the United States, the Netherlands, the United Kingdom, Canada, Australia and, beginning in 1996, Southeast Asia. In addition to enhancing the Company's ability to develop a strong local presence in foreign markets, having foreign manufacturing operations enables the Company to supply its customers with carpet from the location offering the most advantageous terms for delivery times, exchange rates, duties and tariffs and freight expense. The Company believes that the ability to offer consistent products and services on a worldwide basis at attractive prices is an important competitive advantage in servicing multinational customers seeking global supply relationships. Consistent with this strategy, the Company in 1994 entered into a joint venture (owned 70% by the Company) with Modernform Group Public Co., Ltd., a large Thailand-based diversified building products company, to build a carpet tile manufacturing facility in Thailand, which became operational in March 1996. The Company will consider additional locations for manufacturing operations in other parts of the world as necessary to meet the demands of customers in growing international markets. The Company is already exploring establishment of manufacturing operations in Greater China.

     The Company utilizes both conventional and technologically advanced methods of carpet construction. The use of multiple manufacturing processes enables the Company to manufacture carpet of a variety of designs and styles which can be sold over a broad range of prices to different sectors of its markets. Management believes that the Company is the only company with the current ability to manufacture carpet utilizing any of three different fusion-bonding processes, a tufting process and a needle-punching process. Tufted products currently account for the substantial majority of the Company's carpet sales. In 1994 and 1995, the Company made a major capital investment in high speed tufting technology to improve its tufting operations.

     Operations commenced at the Company's new Prince Street facility in Cartersville, Georgia in November 1995. The design of the new facility is a manifestation of the Company's EcoSense initiative. The state-of-the-art facility will introduce new systems for energy efficiency, increased human productivity, waste reduction and water purification, and will incorporate the use of both recycled and non-toxic building materials. (See "-- Environmental Initiatives".)

     In 1994, the Company entered into arrangements with E. I. DuPont de Nemours and Company ("DuPont") pursuant to which the Company currently obtains a significant percentage of its requirements for synthetic fiber (the principal raw material used in the Company's carpet products). The Company believes that these arrangements, which reflect the Company's effort to consolidate purchasing, permit the Company to obtain favorable terms. However, the Company currently purchases fiber from other long-term suppliers, and there are adequate alternative sources of supply from which the Company could fulfill its synthetic fiber requirements if its arrangements with DuPont should change. Other raw materials used by the Company are also readily available from a number of sources.



Competition

     The commercial floorcovering industry is highly competitive. The Company competes, on a global basis, in the sale of its modular and broadloom carpet with other carpet manufacturers and manufacturers of vinyl and other types of floorcovering. Although the industry recently has experienced significant consolidation, a large number of manufacturers remain in the industry. Management believes that the Company is the largest manufacturer of modular carpet in the world, possessing a global market share that is more than two times that of its nearest competitor. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and certain of these competitors have financial resources in excess of the Company's.

     The Company believes the principal competitive factors in its primary floorcovering markets are quality, design, service, broad product lines, product life, marketing strategy, and pricing. In the commercial office market, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. The quality, service, design, longer average life, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of the Company's modular carpet are its principal competitive advantages, which are offset in part by its higher initial cost for comparable grades of broadloom carpet. The acquisitions of Bentley Mills and Prince Street, with their broadloom carpet product lines, have enhanced the Company's competitive position by enabling the Company to offer one-stop shopping to commercial carpet customers and thus to capture some sales that would have gone to competitors.

     In the health care facilities market, the Company's products compete primarily with resilient tile. The Company believes that treatment of its modular carpet with the Intersept antimicrobial chemical agent is a material factor in its ability to compete successfully in the health care market and, increasingly, in other commercial markets.



INTERIOR FABRICS

Products

     The Company, through Guilford and its other Interior Fabrics Group subsidiaries, designs, manufactures and markets specialty fabrics for open plan office furniture systems and commercial interiors. Sales of panel fabrics to original equipment manufacturers (OEMs) of movable office furniture systems constitute the principal portion of the Company's interior fabric operations (approximately 62% of total fabrics sales in fiscal 1994 and 57% in fiscal
1995). In addition, the Company produces woven and knitted seating fabrics, wall covering fabrics that are paper-backed for vertical wall surfaces or acrylic-backed for panel-wall application, ceiling fabrics used to cover tiles or for stretch ceiling construction, and fabrics used for vertical blinds in office interiors.

     Open plan office furniture systems are typically panel-enclosed work stations customized to particular work environments. The open plan concept offers a number of advantages over conventional office designs, including more efficient floor space utilization, reduced energy consumption and greater flexibility to redesign existing space. Since carpet and fabrics are used in the same types of commercial interiors, the Company's carpet and interior fabrics operations are able to coordinate the color, design and marketing of both product lines to their respective customers as part of the Company's "total interior solution" approach.

     The Company recently diversified and expanded significantly both its product offerings and markets for interior fabrics. The Company's 1993 acquisition of the Stevens LinenTM lines added decorative, upscale upholstery fabrics and specialty textile products to Guilford's traditional product offerings. The Company's June 1995 acquisition of Toltec Fabrics, a manufacturer and marketer of fabric for the contract and home furnishings upholstery markets, enhanced the Company's presence in the contract jobber market. In addition, the December 1995 acquisition of the Intek division of Springs Industries, a manufacturer experienced in the production of lighter-weight panel fabrics, is expected to strengthen Guilford's capabilities in that market. All of these developments complement Guilford's dominant position with OEMs of movable office furniture systems.

     The Company manufactures fabrics made of 100% polyester, as well as wool-polyester blends and numerous other natural and man-made blends, which are either woven or knitted. Its products feature a high degree of color consistency, natural dimensional stability and fire retardancy, in addition to their overall aesthetic appeal. All of the Company's product lines are color and texture coordinated. The Company seeks continuously to enhance product performance and attractiveness through experimentation with different fibers, dyes, chemicals and manufacturing processes. Product innovation in the interior fabrics market (similar to the floorcoverings market) is important to achieving and maintaining market share. (See "-- Business Strategy and Principal Initiatives", above, and "-- Product Design, Research and Development", below.) In both 1995 and 1994, the number of new products introduced by the Company nearly doubled the number introduced in the preceding year.
     The Company anticipates that future growth opportunities will arise from the growing market for retrofitting services, where fabrics are used to re-cover existing panels, and from the increased importance being placed on the aesthetic design of office space, with upholstery fabric being the segment of its non-panel fabric business with the greatest anticipated growth potential. Management also believes that significant growth opportunities exist in international sales, in domestic health care markets, in contract wallcoverings and in the provision of ancillary textile processing services such as the lamination of fabrics onto substrates for pre-formed panels.

Marketing and Sales

     The Company's principal interior fabrics customers are OEMs of movable office furniture systems. Guilford sells to essentially all of the major office furniture manufacturers, with the majority of its sales being made to a small number of companies located in the Grand Rapids, Michigan area (where domestic office furniture manufacturing is concentrated). Guilford also sells to manufacturers and distributors of wallcoverings, vertical blinds, cubicle curtains, acoustical wallboards, ceiling tiles and residential furniture, and, since the acquisition of Toltec Fabrics, to contract jobbers. The Guilford of Maine, Stevens Linens, Toltec and Intek brand names are well-known in the industry and enhance the Company's fabric marketing efforts.

     The Company's sales to OEM customers are made through Guilford's own sales force. Guilford's sales force also markets open line products for the retrofitting and refurbishing segment of the industry directly to specifiers under the trade name Guilford of Maine Textile Resources. In addition, the Company uses independent dealers to assist with sales of its non-panel fabric products.

     Guilford's sales force also works closely with designers, architects, facility planners and other specifiers who influence the purchasing decisions of buyers in the interior fabrics segment. In addition to facilitating sales, the resulting relationships also provide the Company with market and design ideas that are incorporated into its development of product offerings. Guilford maintains a design studio in Dudley, Massachusetts which facilitates coordination between its in-house designers and the design staffs of major customers. Guilford's design capabilities are expected to benefit from the recent expansion of the scope of David Oakey's product design services to the Company's fabrics business. (See "-- Business Strategy and Principal Initiatives", above, and "-- Product Design, Research and Development", below.)

     The Company's U.S. sales offices are located in Saddle Brook, New Jersey and Grand Rapids, Michigan. Guilford also has marketing and distribution facilities in Canada and the United Kingdom, and sales representatives in Japan, Hong Kong, Singapore, Korea and South Africa. The Company has sought increasingly, over the past several years, to expand its export business and international operations in the fabrics segment, both to accommodate the demand of principal OEM customers that are expanding their overseas businesses, and to facilitate additional coordinated marketing to multinational customers of the Company's carpet business as part of the Company's "total interior solution" approach. Guilford's international sales increased by approximately 25% in 1995.

Manufacturing

     The Company's fabrics manufacturing facilities are located in Maine, Massachusetts, Michigan and North Carolina. The production of synthetic and wool blended fabrics is relatively intricate and requires many steps. Raw fiber is placed in pressurized vats, and dyes and flame retardants are then forced into the fiber. Particular attention is devoted to the dyeing process, which requires a high degree of expertise in order to achieve color consistency. Following dyeing, the fiber is blended and proceeds through multiple steps, including carding, spinning, cone winding, twisting, dressing, weaving and finishing. All raw materials used by the Company are readily available from a number of sources.

     In response to a shift in Guilford's traditional panel fabric market toward lighter weight, less expensive products, the Company implemented a major capital investment program in 1994 (which included the construction of a new facility and the acquisition of equipment) to enhance the efficiency and breadth of Guilford's yarn manufacturing processes. The program, which will be completed in phases during 1996, is designed to improve Guilford's cost effectiveness in producing such lighter weight fabrics, reduce manufacturing cycle time, and enable Guilford to reinforce its product leadership position with its OEM customers. The Company anticipates that the program will allow Guilford to achieve significant cost savings in the production of its traditional fabric product line. The acquisition of Intek in December 1995 provided the Company with immediate and significant capabilities in the efficient production of lighter weight, less expensive panel fabrics.

     The Company offers textile processing services through Guilford's Component Technologies division in Grand Rapids, Michigan. Such services include the lamination of fabrics onto substrates for pre-formed office furniture system panels, facilitating easier and more cost effective assembly of the system components by Guilford's OEM customers.

Competition

     The Company competes in the interior fabrics market on the basis of product design, quality, reliability, price and service. By electing to concentrate on the open plan office furniture systems segment, Guilford has been able to specialize its manufacturing capabilities, product offerings and service functions, resulting in a leading market position. Through Guilford and Intek, the Company is the largest U.S. manufacturer of panel fabric for use in open plan office furniture systems.

     Drawing on Guilford's dominant position in the panel fabric segment and through its strategic acquisitions, the Company has been successfully diversifying its product offerings for the commercial interiors market to include a variety of non-panel fabrics, including upholstery, cubicle curtains, wallcoverings, ceiling fabrics and window treatments. The competition in these segments of the market is highly fragmented and includes both large, diversified textile companies, several of which have greater financial resources than the Company, as well as smaller, non-integrated specialty manufacturers. However, the Company's capabilities and strong brand names in these segments should enable it to continue to compete successfully.

CHEMICALS AND SPECIALTY PRODUCTS

     The Interface Specialty Resources Group is composed of: Rockland React-Rite, Inc., which develops, manufactures and markets specialty chemical products; Pandel, Inc., which produces vinyl carpet tile backing and specialty mat and foam products; the Company's Intersept antimicrobial sales and licensing program; and Interface Architectural Resources, Inc., which produces and markets raised/access flooring systems. This Group was reconstituted in January 1996 and placed under the corporate direction of Don Russell, a 23 year veteran with the Company. While the Specialty Resources Group's revenues represent a relatively small portion of total Company revenues (approximately 3% in fiscal 1995), certain operations within this Group traditionally have had the highest profit margins of any operating division. These subsidiaries, together with Interface Research Corporation, also serve as the research and development arm of the Company.

     The Company's leading chemical product, in terms of applicability for the commercial and institutional interiors market, is its proprietary antimicrobial chemical compound, sold under the registered trademark Intersept. The Company uses Intersept in many of its carpet and fabric products and has licensed Intersept to other companies for use in a number of products that are noncompetitive with the Company's products, such as paint, vinyl wallcoverings, ceiling tiles and air filters. The licensing arrangements are a component of the Company's Envirosense(R) program. (See "-- Environmental Initiatives".)

     The Company also produces and markets Protekt(2)(TM), a proprietary soil and stain retardant treatment; water-proofing sheathing for the fiber optic cable industry and other applications; acrylic monomers, for use in golf balls and other industrial products; accelerators, used to speed the curing process for rubber used in tires, hoses and other products; and Fatigue Fighter(R), an impact-absorbing modular flooring system typically used where people stand for extended periods.

     The Company also recently began to market cable management raised/access flooring systems, a specialty product which it markets through its Architectural Resources business unit. The initial product offering, marketed under the name Intercell(R), is a low-profile (total height of less than three inches) cable management flooring system, particularly well suited for use in the renovation of existing buildings. In early 1995, the Company acquired the rights to the Interstitial Systems(TM) access flooring product, a patented, multiple plenum system that serves to separate pressurized, climate-controlled air flow from the electrical and telecommunications cables included within the same access flooring system. In February 1996, the Company acquired C-Tec, Inc., the second largest manufacturer of raised/access flooring in the United States, with net sales in 1995 of over $20 million. C-Tec, based in Grand Rapids, Michigan, will be able to produce the Company's Intercell and Interstitial Systems products in addition to its own advanced line of access flooring systems.


INTERFACE RESEARCH CORPORATION

     Under the leadership of acting President, Dr. Ray Berard, Interface Research Corporation provides technical support and research & development for the entire family of Interface companies. Developments in 1995 included special monomer products for use in the UV-curable coatings industry, and a more resilient polycarbite polymer carpet tile backing currently being installation tested by the Company. The advanced materials used to manufacture the new polycarbite carpet products exhibit superior performance ratings at lower costs, and the extent of their suitability for use throughout the Company's business groups and product lines is under careful study. Interface Research also provides significant support to the Company's EcoSense initiative, primarily through its efforts in identifying recyclable products and raw materials and procedures to achieve, ultimately, closed-loop recycling of the Company's carpet products. (See"-- Environmental Initiatives".)


PRODUCT DESIGN, RESEARCH AND DEVELOPMENT

     The Company maintains an active research, development and design staff of approximately 100 persons, and also draws on the research and development efforts of its suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials.

     Innovation and increased customization in product design and styling are the principal focus of the Company's product development efforts. The Company's carpet design and development team is recognized as the industry leader in carpet design and product engineering. Under the leadership of David Oakey since January 1994 (pursuant to the Company's exclusive consulting contract with Mr. Oakey's design firm Roman Oakey, Inc.), the Company's U.S. modular carpet subsidiary created 26 new modular carpet designs in 1994, the largest number in one year in the Company's history, and another 20 in 1995. The new modular carpet designs, as well as broadloom designs introduced by Bentley Mills and Prince Street, were well-received by the targeted specifier market, and resulted in the Company receiving eight (out of a possible 12) U.S. carpet industry design awards bestowed by the International Interior Design Association in 1994, including all five awards in the carpet tile division, and three IIDA awards in 1995. Mr. Oakey was also instrumental in the Company's implementation of a new product development concept -- "simple inputs, pretty outputs" -- resulting in the ability to efficiently produce many products from a single yarn system. The Company's mass customization production approach evolved, in major part, from this concept. In addition to increasing the number and variety of product designs (which enables the Company to increase high margin custom sales), the mass customization approach increases inventory turns and reduces inventory levels (for both raw materials and standard products) and its related costs because of the Company's more rapid and flexible production capabilities.

     For most of the past two years, the Company's focus for Roman Oakey's product design/production engineering services was principally on the Company's carpet tile products for the U.S. market. Roman Oakey's design services are now being extended to the Company's international carpet tile operations and domestic broadloom companies, and an affiliate of that firm has been engaged to provide similar design services to the Company's interior fabrics business (which already has significant capabilities in the design area). The Company expects increased levels of innovation in product design and development for those divisions to be achieved in the future.

ENVIRONMENTAL INITIATIVES

     An important initiative of the Company over the past several years has been the development of the Envirosense Consortium, an organization of companies concerned with addressing workplace environmental issues, particularly poor indoor air quality. The Consortium now totals 24 member organizations, including interior products manufacturers (a number of which are licensees of the Company's Intersept antimicrobial agent), professional service organizations and design professionals.

     In the latter part of 1994, the Company commenced a new industrial ecology initiative called EcoSense, inspired in major part by the interest of important customers concerned about the environmental implications of how they and their suppliers do business. EcoSense is directed towards the elimination of energy and raw materials waste in the Company's businesses, and, on a broader and more long-term scale, the practical reclamation -- and ultimate restoration -- of shared environmental resources. The initiative involves a commitment by the Company to learn to meet its raw material and energy needs through recycling carpet and other petrochemical products and harnessing benign energy sources, and to pursue the creation of new processes to help sustain the earth's non-renewable natural resources.

     The Company believes that its environmental initiatives are valued by its employees and an increasing number of its important customers and provide a competitive advantage in marketing products to such customers. The Company also believes that the resulting long-term resource efficiency (reduction of wasted environmental resources) will ultimately produce cost savings to the Company.


BACKLOG

     The Company's backlog of unshipped orders was approximately $78,900,000 at December 31, 1995, compared to approximately $78,500,000 at January 1, 1995. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at December 31, 1995 is expected to be shipped during the succeeding six to nine months.


PATENTS AND TRADEMARKS

     The Company owns numerous patents in the United States and abroad on its modular carpet and manufacturing processes and on the use of its Intersept antimicrobial chemical agent in various products. The duration of United States patents is between 14 and 20 years from the dates of filing of a patent application or issuance of the patent; the duration of patents issued in other countries varies from country to country. The Company considers its know-how and technology more important to its current business than patents and, accordingly, believes that expiration of existing patents or nonissuance of patents under pending applications would not have a material adverse effect on its operations. However, the Company maintains an active patent and trade secret program in order to protect its proprietary technology, know-how and trade secrets.

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

FINANCIAL INFORMATION BY GEOGRAPHIC AREAS

     Note 17 of the Company's Consolidated Financial Statements sets forth information concerning the Company's sales, income and assets by geographic areas. See Item 8.


EMPLOYEES

     At March 15, 1996, the Company employed a total of approximately 4,850 employees worldwide. Of such employees, approximately 2,100 were clerical, sales, supervisory and management personnel and the balance were manufacturing personnel.

     Certain of the Company's production employees in Australia and the United Kingdom are represented by unions. As required by the laws of the Netherlands, a Works Council, the members of which are Company employees, is required to be consulted by management with respect to certain matters relating to the Company's operations in that country, such as a change in control of Interface Europe B.V. (the Company's modular carpet subsidiary based in the Netherlands), and the approval of such Council is required for certain actions, including changes in compensation scales or employee benefits. Management believes that its relations with the Works Council, the unions and all of its employees are good.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages as of March 15, 1996, and principal positions with the Company are as follows. Executive officers serve at the pleasure of the Board of Directors.


NAME                      AGE                     PRINCIPAL POSITION(S)
- ------------------------  --------------------------------------------------------------------------------------------------
Ray C. Anderson           61                       Chairman of the Board, President and Chief Executive Officer
Charles R. Eitel          46                       Executive Vice President
Brian L. DeMoura          50                       Senior Vice President
David Milton              60                       Senior Vice President
Don E. Russell            58                       Senior Vice President
John H. Walker            51                       Senior Vice President
Gordon D. Whitener        33                       Senior Vice President
Daniel T. Hendrix         41                       Senior Vice President - Finance, Chief Financial Officer and Treasurer
David W. Porter           49                       Senior Vice President, General Counsel and Secretary
F. Colville Harrell       61                       Vice President - Planning & Analysis
Alan S. Kabus             38                       Vice President
John R. Wells             34                       Vice President
Raymond S. Willoch        37                       Vice President, Corporate Counsel and Assistant Secretary


     Mr. Anderson founded the Company in 1973, and has served as the Company's Chairman and Chief Executive Officer since its founding.

     Mr. Eitel joined the Company in November 1993 as President of Interface Flooring Systems, Inc. ("IFS", the Company's principal U.S. modular carpet subsidiary) and Interface Americas, Inc. (a wholly-owned U.S. holding company), with responsibility for the Company's modular carpet operations throughout the Americas. He also became a Senior Vice President of the Company at that time. In October 1994, Mr. Eitel was promoted to Executive Vice President of the Company and appointed to the newly created position of President and CEO of the Floorcoverings Group, thereby assuming overall responsibility for the Company's worldwide carpet business. From July 1987 until joining the Company, Mr. Eitel served as President of the Floorcoverings Division (based in Dalton, Georgia) of Collins & Aikman Corporation. Collins & Aikman is a diversified textile producer, headquartered in North Carolina.

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

     Mr. Russell has served in various executive capacities since 1973. He became a Senior Vice President in 1986. He currently serves as President and Chief Executive Officer of the Company's Specialty Resources Group, composed of the Company's chemical and specialty surfaces subsidiaries (Rockland React-Rite, Inc. and Pandel, Inc.), Intersept antimicrobial sales and licensing program, and Architectural Resources business unit. Mr. Russell served as President and CEO of Interface Europe, Inc. (the Company's U.S. holding company for its subsidiaries in Europe) and Interface Europe B.V. from 1991 until August 1995.

     Mr. Whitener joined the Company in November 1993 as Senior Vice President
- - Sales & Marketing of IFS. In October 1994, he became a Senior Vice President of the Company and President and Chief Executive Officer of IFS and Interface Americas, and assumed responsibility for the Company's modular carpet operations throughout North, Central and South America. In July 1995, Mr. Whitener also assumed corporate responsibility for Bentley Mills. From April 1988 until joining the Company, Mr. Whitener served in various sales management capacities with Collins & Aikman (Floorcoverings Division), including Vice President - Marketing from March 1993.

     Mr. Hendrix joined the Company as Financial Manager in 1983. He became Treasurer of the Company in 1984, Chief Financial Officer in 1985, Vice President - Finance in 1986, and Senior Vice President - Finance in October 1995.

     Mr. Porter has served as Vice President and General Counsel since joining the Company in 1986, and as Secretary since 1987. He became a Senior Vice President in October 1995.

     Mr. Harrell joined the Company as a planning analyst in 1984, and became Vice President - Planning and Analysis in 1986. He served as Senor Vice President - Operations of IFS from September 1992 until October 1994, at which time he resumed his current position with the parent Company.

     Mr. Kabus joined the Company in 1993 as a result of the Company's acquisition of Bentley Mills, which he had joined as a salesman in 1984. At the time of the acquisition, Mr. Kabus was serving as Regional Sales
Manager-Northeast Region of Bentley Mills. He was promoted to Vice President of the Company and President and Chief Executive Officer of Bentley Mills in July 1995.

     Mr. Wells joined the Company in February 1994 as Vice President-Sales of IFS and was promoted to Senior Vice President-Sales and Marketing of IFS in October 1994. He was promoted to Vice President of the Company and President and Chief Executive Officer of IFS in July 1995. Prior to joining the Company, Mr. Wells worked with the commercial division of Shaw Industries for 13 years, where he was a key member of the management team that started the Networx Modular Carpet Division of that company and where he also held various sales management responsibilities for the Shaw Commercial and Stratton Commercial Divisions.

     Mr. Willoch joined the Company as Corporate Counsel in June 1990. He became Assistant Secretary in 1991, Assistant Vice President in 1993 and Vice President in January 1996. Mr. Willoch's varied duties include primary responsibility for investor relations and communications.


ITEM 2. PROPERTIES

     The Company maintains its corporate headquarters in Atlanta, Georgia in approximately 11,465 square feet of leased space. The following table lists the Company's principal manufacturing facilities:


                    Location                                  Primary Products    Floor Space (Sq. Ft.)
          -----------------------------                       ----------------    ---------------------
Cartersville, Georgia...................................      Broadloom carpet           210,000
City of Industry, California............................      Broadloom carpet           539,641
LaGrange, Georgia.......................................      Modular carpet             326,666
West Point, Georgia.....................................      Modular carpet             108,380
Athens, Tennessee.......................................      Modular carpet              71,577
Scherpenzeel, the Netherlands...........................      Modular carpet             292,142
Shelf, England..........................................      Modular carpet             223,342
Sanquhar, Scotland......................................      Modular carpet              43,594
Craigavon, N. Ireland...................................      Modular carpet             125,060
Ontario (Belleville), Canada............................      Modular carpet              77,000
Picton, Australia.......................................      Modular carpet              89,560


                               Location                       Primary Products    Floor Space (Sq. Ft.)
                     -----------------------------            ----------------    ---------------------
Bangkok, Thailand.......................................      Modular carpet              66,072
Guilford, Maine(1)......................................      Interior fabrics           511,441
Eastport, Maine.........................................      Interior fabrics            78,135
Newport, Maine..........................................      Interior fabrics           208,932
Dudley, Massachusetts...................................      Interior fabrics           300,000
East Douglas, Massachusetts.............................      Interior fabrics           301,772
Grand Rapids, Michigan..................................      Interior fabrics            55,800
Aberdeen, North Carolina................................      Interior fabrics            63,000
Greensboro, North Carolina..............................      Interior fabrics            63,700
Cartersville, Georgia...................................      Specialty products         124,500
Grand Rapids, Michigan..................................      Access flooring            120,000
Rockmart, Georgia.......................................      Chemicals                   37,500
Chatom, Alabama.........................................      Chemicals                    7,500

____________________________

(1) Includes new facility under construction, expected to become operational in phases during 1996.


     The Company owns all of its manufacturing facilities, except Guilford's facility and a portion of C-Tec's facility in Grand Rapids, Michigan; Pandel's facility in Cartersville, Georgia; Bentley Mills' facilities in City of Industry, California, and Athens, Tennessee; and Toltec's facility in Greensboro, North Carolina, which are leased. The Bangkok, Thailand facility is owned by a joint venture in which the Company has a 70% interest.

     The Company maintains marketing offices in 80 locations in 40 countries and distribution facilities in 19 locations in nine countries. Most of the marketing locations and many of the distribution facilities are leased.

     The Company believes that its manufacturing and distribution facilities, and its marketing offices, are sufficient for its present operations. The Company will continue, however, to consider the desirability of establishing additional facilities and offices in other locations around the world as part of its business strategy to meet expanding global market demands.





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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

     The information concerning the market prices for the Company's Class A Common Stock and dividends on the Company's Common Stock included in Notes 12 and 18 of the Notes to the Company's Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference. As of March 20, 1996, the Company had 463 holders of record of its Class A Common Stock and 48 holders of record of its Class B Common Stock.



ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Information on page 63 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 41 through 45 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Consolidated Financial Statements and the Report of Independent Certified Public Accountants included on pages 46 through 60 of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference. The Supplemental Guarantor Condensed Consolidating Financial Statements required pursuant to Rule 3-10(a) of Regulation S-X are included on pages 19 through 24 of this Report. The Supplemental Consolidating Financial Statements of the Company (a holding company) and the Guarantors should be read in conjunction with the Consolidated Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because the Guarantors are jointly, severally and unconditionally liable under the relevant guarantees, and the Company believes the Supplemental Consolidating Financial Statements presented are more meaningful in understanding the financial position of the Guarantors. (See Note 9 on page 52 of the Company's 1995 Annual Report to Shareholders for a description of the notes guaranteed.) There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.





ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the caption "Nomination and Election of Directors" in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1995 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.



ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Compensation and Related Items" in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1995 fiscal year, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Principal Shareholders and Management Stock Ownership" in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1995 fiscal year, is incorporated herein by reference.
     For purposes of determining the aggregate market value of the Company's voting stock held by non-affiliates, shares held of record by directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as that term is defined under federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the captions "Compensation Committee Interlocks and Insider Participation" (second paragraph only) and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1995 fiscal year, is incorporated herein by reference.


                                    PART IV



  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)   1.    FINANCIAL STATEMENTS



     The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants contained in the Company's 1995 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Report:

     Consolidated Balance Sheets -- December 31, 1995 and January 1, 1995 Consolidated Statements of Income -- years ended December 31, 1995,
          January 1, 1995 and January 2, 1994
     Consolidated Statements of Shareholders' Equity -- years ended December
          31, 1995, January 1, 1995, and January 2, 1994
     Consolidated Statements of Cash Flows -- years ended December 31, 1995,
          January 1, 1995, and January 2, 1994
     Notes to Consolidated Financial Statements
     Report of Independent Certified Public Accountants


     2. FINANCIAL STATEMENT SCHEDULES

     The following Consolidated Financial Statement Schedules of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are included as part of this Report (see page 18):

     Report of Independent Certified Public Accountants
     Schedule II -- Valuation and Qualifying Accounts and Reserves



     3. EXHIBITS

     The following exhibits are included as part of this Report:


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
- -------                            ----------------------
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

 4.2 Indenture governing the Company's 9.5% Senior Subordinated Notes due 2005, dated as of November 15, 1995, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank of Georgia, as Trustee (included as Exhibit 4.1 to the Company's registration statement on Form S-4, File No. 33-65201, previously filed with the Commission and incorporated herein by reference).

 4.3 Registration Rights Agreement dated as of November 21, 1995, among the Company, certain subsidiaries of the Company as Guarantors and the Initial Purchasers of the Company's Notes (included as Exhibit 4.3 to the Company's registration statement on Form S-4, File No. 33-65201, previously filed with the Commission and incorporated herein by reference).

 4.4      Form of Exchange Note (included as part of Exhibit 4.2).

10.1 Plan for Reimbursement of Medical and Dental Care Expenses, dated May 3, 1978 (included as Exhibit 10.19 to the Company's registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

10.2 Salary Continuation Plan, dated May 7, 1982 (included as Exhibit 10.20 to the Company's registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

10.3 Salary Continuation Agreement (included as Exhibit 10.23 to the Company's registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

10.4 Amendment No. 3, dated July 28, 1992, to Interface, Inc. Key Employee Stock Option Plan dated March 1, 1983 (included as Exhibit 10.6 to the 1992 10-K, previously filed with the Commission and incorporated herein by reference).*

10.5 Interface, Inc. Key Employee Stock Option Plan (1993), effective as of March 1, 1993 (included as Exhibit 10.7 to the 1992 10-K, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto (included as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended January 2, 1994, previously filed with the Commission and incorporated here in by reference); and Amendment No. 2 thereto, as approved by the Company on February 27, 1996.*

10.6 Interface, Inc. Offshore Stock Option Plan (included as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended January 1, 1989, previously filed with the Commission and incorporated herein by reference), and Amendment No. 1 thereto (included as Exhibit 10.11 to the Company's annual report on Form 10-K for the year ended December 29, 1991, previously filed with the Commission and incorporated herein by reference).*

10.7 Voting Agreement, dated April 13, 1993, among certain shareholders of the Company (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 4, 1993, previously filed with the Commission and incorporated herein by reference).

10.8 (a) Credit Agreement, dated as of January 9, 1995, among the Company (and certain direct and indirect subsidiaries), SunTrust Bank (formerly Trust Company Bank) and The First National Bank of Chicago (included as Exhibit 10.10(b) to the Company's annual report on Form 10-K for the year ended January 1, 1995 (the "1994 10-K"), previously filed with the Commission and incorporated herein by reference).

      (b) Amended and Restated Credit Agreement, dated as of June 30, 1995, among the Company (and certain direct and indirect subsidiaries), SunTrust Bank and The First National Bank of Chicago (included as
          Exhibit 10 to the Company's quarterly report on 10-Q for the quarter ended July 2, 1995, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto dated July 31, 1995, Amendment No. 2 thereto dated November 21, 1995, and Amendment No. 3 thereto dated February 28, 1996.

10.9 (a) Loan Agreement, dated as of November 1, 1989, between Interface Flooring Systems, Inc. and West Point Development Authority (included as Exhibit 10.24(a) to the Company's annual report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K"), previously filed with the Commission and incorporated herein by reference).

     (b) Indenture of Trust, dated as of November 1, 1989, between West Point Development Authority and SunTrust Bank, as Trustee (included as
          Exhibit 10.24(b) to the Company's 1989 10-K, previously filed with the Commission and incorporated herein by reference).

     (c) Letter of Credit Agreement, dated as of November 1, 1989, among Interface Flooring Systems, Inc., the Company and SunTrust Bank (included as Exhibit 10.24(c) to the Company's 1989 10-K, previously filed with the Commission and incorporated herein by reference).

     (d) Irrevocable Letter of Credit, dated November 2, 1989, established by SunTrust Bank in favor of SunTrust Bank, as Trustee, in the initial principal amount of $4,000,000 (included as Exhibit 10.24(d) to the Company's 1989 10-K, previously filed with the Commission and incorporated herein by reference).

     (e) Pledge and Security Agreement, dated as of November 1, 1989, by Interface Flooring Systems, Inc. in favor of SunTrust Bank (included as Exhibit 10.24(e) to the Company's 1989 10-K, previously filed with the Commission and incorporated herein by reference).

     (f) Security Deed and Security Agreement, dated as of November 1, 1989, between Interface Flooring Systems, Inc. and SunTrust Bank, as Credit Bank (included as Exhibit 10.24(f) to the Company's 1989 10-K, previously filed with the Commission and incorporated herein by reference).

10.10 Revolving Credit Loan Agreement, dated as of August 5, 1991, between Interface Flooring Systems, Inc. and SunTrust Bank (included as
          Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 29, 1991, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto dated June 30, 1992 (included as Exhibit 10.19 to the Company's 1992 10-K, previously filed with the Commission and incorporated herein by reference); Second Amendment, dated August 5, 1993 (included as
          Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1993, previously filed with the Commission and incorporated herein by reference); Third Amendment, dated June 15, 1994 (included as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1994, previously filed with the Commission and incorporated herein by reference; Fourth Amendment, dated August 5, 1994 (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1994, previously filed with the Commission and incorporated herein by reference); and Joinder Agreement and Fifth Amendment thereto, dated as of June 30, 1995.

10.11 Employment Agreement of Charles R. Eitel (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 3, 1994, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto (included as Exhibit
          10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 1, 1995 (the "Third Quarter 1995 10-Q,"), previously filed with the Commission and incorporated herein by reference).*

10.12     Agreement (Change In Control) of Charles R. Eitel (included as Exhibit
          10.3 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference)*

10.13 Employment Agreement of David Milton (included as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1994, previously filed with the Commission and incorporated herein by reference).*

10.14 Employment Agreement of Brian L. DeMoura (included as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1994, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto (included as Exhibit 10.2 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

10.15     Agreement (Change In Control) of Brian L. DeMoura (included as Exhibit
          10.1 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

10.17 Employment Agreement of Don E. Russell (included as Exhibit 10.17 to the Company's 1994 10-K, previously filed with the Commission and incorporated by reference); Amendment No. 1 thereto (included as
          Exhibit 10.12 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

10.18     Agreement (Change In Control) of Don E. Russell (included as Exhibit
          10.11 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

10.19     Agreement (Change In Control) of Gordon D. Whitener (included as
          Exhibit 10.13 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

10.20 Employment Agreement of Daniel T. Hendrix (included as Exhibit 10.8 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

10.21     Agreement (Change In Control) of Daniel T. Hendrix (included as
          Exhibit 10.7 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

10.22 Employment Agreement of David W. Porter (included as Exhibit 10.10 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

10.23     Agreement (Change In Control) of David W. Porter (included as Exhibit
          10.9 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

10.24 Employment Agreement of F. Colville Harrell (included as Exhibit 10.6 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

10.25     Agreement (Change In Control) of F. Colville Harrell (included as
          Exhibit 10.5 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

10.26 Receivables Sale Agreement, dated as of August 4, 1995, among Interface Securitization Corporation, Interface, Inc., Special Purpose Accounts Receivable Cooperative Corporation and Canadian Imperial Bank of Commerce.

10.27 Receivables Sale Agreement, dated as of August 4, 1995, among Interface Securitization Corporation, Interface, Inc., certain Financial Institutions (as bank purchasers), SunTrust Bank and The First National Bank of Chicago (as co-agents), SunTrust Bank (as administrative agent) and The First National Bank of Chicago (as documentation and collateral agent).

13 Certain information contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, which is expressly incorporated into this Report by direct reference thereto.

21        Subsidiaries of the Company.

23 Consent of BDO Seidman, LLP to the incorporation by reference of certain reports dated February 27, 1996 into the prospectuses constituting parts of the Company's registration statements on Form S-8 (File Numbers 33-28305 and 33-28307).

27        Financial Data Schedule (for SEC use only).


- ---------------------------

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.


(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Interface, Inc.
Atlanta, Georgia

     The audits referred to in our Report dated February 27, 1996 relating to the Consolidated Financial Statements of Interface, Inc. and subsidiaries, incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1995, included the audit of Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule.

     In our opinion, such Schedule presents fairly, in all material respects, the information set forth therein.


                                       BDO SEIDMAN, LLP

Atlanta, Georgia
February 27, 1996


                        INTERFACE, INC. AND SUBSIDIARIES

     SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


- --------------------------------------------------------------------------------------------------------------------------
COLUMN A                                               COLUMN B      COLUMN C                    COLUMN D       COLUMN E
- --------------------------------------------------------------------------------------------------------------------------
                                                       Balance at    Charged to    Charged to                   Balance at
                                                       beginning     costs and      other        Deductions       end of
                                                        of year      expenses(a)   accounts      (describe)        year
- --------------------------------------------------------------------------------------------------------------------------
(in thousands)
Allowance for doubtful accounts:
  Year ended:
     December 31, 1995 ...............................  $6,501       $2,448          $--          $3,079(d)        $5,870
                                                        ======       ======          ===          ======           ======
     January 1, 1995 .................................  $5,771       $3,562(b)       $--          $2,832(d)        $6,501
                                                        ======       ======          ===          ======           ======
     January 2, 1994 .................................  $3,386       $4,026(c)       $--          $1,641(d)        $5,771
                                                        ======       ======          ===          ======           ======

- --------------

(a) Includes changes in foreign currency exchange rates.
(b) Includes Prince Street allowance of $780 at acquisition date.
(c) Includes Bentley Mills allowance of $1,300 at acquisition date.
(d) Write off bad debt.

(All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are either not applicable or the required information is shown in the Company's Consolidated Financial Statements or the Notes thereto.)

                        INTERFACE, INC. AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS




                                                                     Year Ended December 31, 1995
                                                                                            Consolidation
                                                                 Non-      Interface, Inc.       and
                                                Guarantor     Guarantor        (Parent       Elimination   Consolidated
                                               Subsidiaries  Subsidiaries   Corporation)       Entries        Totals
                                               ------------------------------------------------------------------------
                                                                            (in thousands)
Net sales....................................  $    499,398  $    411,462  $           246  $    (109,040) $    802,066
Cost of sales................................       351,209       308,994              193       (108,753)      551,643
                                               ------------  ------------  ---------------  -------------  ------------
    Gross profit on sales....................       148,189       102,468               53           (287)      250,423
Selling, general and administrative expenses.        98,372        77,242           13,266              -       188,880
                                               ------------  ------------  ---------------  -------------  ------------
    Operating income.........................        49,817        25,226          (13,213)          (287)       61,543
                                               ------------  ------------  ---------------  -------------  ------------
Other expense (income)
  Interest expense...........................         6,609         8,766           11,378              -        26,753
  Other......................................        17,715        (7,817)          (6,784)             -         3,114
                                               ------------  ------------  ---------------  -------------  ------------
    Total other expenses.....................        24,324           949            4,594              -        29,867
                                               ------------  ------------  ---------------  -------------  ------------
    Income before taxes on income and equity
      in income of subsidiaries..............        25,493        24,277          (17,807)          (287)       31,676
Taxes on income..............................        13,957         4,343           (6,964)             -        11,336
Equity in income of subsidiaries.............             -             -           31,470        (31,470)            -
                                               ------------  ------------  ---------------  -------------  ------------
  Income before extraordinary items..........        11,536        19,934           20,627        (31,757)       20,340
  Extraordinary loss (net of tax)............             -             -            3,512              -         3,512
                                               ------------  ------------  ---------------  -------------  ------------
    Net income...............................        11,536        19,934           17,115        (31,757)       16,828
Preferred stock dividends....................             -             -            1,750              -         1,750
                                               ------------  ------------  ---------------  -------------  ------------
Net income applicable to common shareholders.  $     11,536  $     19,934  $        15,365  $     (31,757) $     15,078
                                               ============  ============  ===============  =============  ============

                        INTERFACE, INC. AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                                 Year Ended January 1, 1995
                                                                                                       Consolidation
                                                                            Non-      Interface, Inc.       and
                                                           Guarantor     Guarantor        (Parent       Elimination   Consolidated
                                                          Subsidiaries  Subsidiaries   Corporation)       Entries        Totals
                                                          -------------------------------------------------------------------------
                                                                                       (in thousands)
Net sales.........................................        $    434,580  $    389,823  $             -  $     (99,120) $    725,283
Cost of sales.....................................             310,493       292,394                -        (98,789)      504,098
                                                          ------------  ------------  ---------------  -------------  ------------
    Gross profit on sales.........................             124,087        97,429                -           (331)      221,185
Selling, general and administrative expenses......              93,303        76,965              107              -       170,375
                                                          ------------  ------------  ---------------  -------------  ------------
    Operating income..............................              30,784        20,464             (107)          (331)       50,810
                                                          ------------  ------------  ---------------  -------------  ------------
Other expense (income)
  Interest, expense...............................               7,673         9,287            7,134              -        24,094
  Other...........................................               2,468         3,205           (4,670)             -         1,003
                                                          ------------  ------------  ---------------  -------------  ------------
    Total other expenses..........................              10,141        12,492            2,464              -        25,097
                                                          ------------  ------------  ---------------  -------------  ------------
    Income before taxes on income and equity
      in income of subsidiaries...................              20,643         7,972           (2,571)          (331)       25,713
Taxes on income...................................               7,355         3,986           (2,084)             -         9,257
Equity in income of subsidiaries..................                   -             -           17,274        (17,274)            -
                                                          ------------  ------------  ---------------  -------------  ------------
    Net income....................................              13,288         3,986           16,787        (17,605)       16,456
Preferred stock dividends.........................                   -             -            1,750              -         1,750
                                                          ------------  ------------  ---------------  -------------  ------------
Net income applicable to common shareholders.....         $     13,288  $      3,986  $        15,037  $     (17,605) $     14,706
                                                          ============  ============  ===============  =============  ============

                                                                                 Year Ended January 2, 1994
                                                                                                       Consolidation
                                                                            Non-      Interface, Inc.       and
                                                           Guarantor     Guarantor        (Parent       Elimination   Consolidated
                                                          Subsidiaries  Subsidiaries   Corporation)       Entries        Totals
                                                          ------------------------------------------------------------------------
                                                                                       (in thousands)
Net sales........................................         $    345,157  $    364,857  $             -  $     (84,947) $    625,067
Cost of sales....................................              244,603       267,408                -        (84,690)      427,321
                                                          ------------  ------------  ---------------  -------------  ------------
    Gross profit on sales........................              100,554        97,449                -           (257)      197,746
Selling, general and administrative expenses.....               71,075        80,501                -              -       151,576
                                                          ------------  ------------  ---------------  -------------  ------------
    Operating income.............................               29,479        16,948                -           (257)       46,170
                                                          ------------  ------------  ---------------  -------------  ------------
Other expense (income)
  Interest expense...............................                4,201        11,078            7,561              -        22,840
  Other..........................................                    -         2,026                -              -         2,026
                                                          ------------  ------------  ---------------  -------------  ------------
    Total other expenses.........................                4,201        13,104            7,561              -        24,866
                                                          ------------  ------------  ---------------  -------------  ------------
    Income before taxes on income and equity
      in income of subsidiaries..................               25,278         3,844           (7,561)          (257)       21,304
Taxes on income..................................                9,975         1,688           (4,208)             -         7,455
Equity in income  of subsidiaries................                    -             -           17,459        (17,459)            -
                                                          ------------  ------------  ---------------  -------------  ------------
      Net income.................................               15,303         2,156           14,106        (17,716)       13,849
Preferred stock dividends........................                    -             -              913              -           913
                                                          ------------  ------------  ---------------  -------------  ------------
Net income applicable to common shareholders....          $     15,303  $      2,156  $        13,193  $     (17,716) $     12,936
                                                          ============  ============  ===============  =============  ============

                        INTERFACE, INC. AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                              December 31, 1995
                                                                                                Consolidation
                                                                    Non-      Interface, Inc.        and
                                                   Guarantor     Guarantor        (Parent        Elimination    Consolidated
                                                  Subsidiaries  Subsidiaries   Corporation)        Entries         Totals
                                                  ---------------------------------------------------------------------------
                                                                                (in thousands)
ASSETS

Current
  Cash and cash equivalents...................    $      2,984  $      5,138  $           628  $             -  $      8,750
  Accounts receivable.........................          69,897        63,361          (21,872)               -       111,386
  Inventories.................................          82,381        52,123                -                -       134,504
  Miscellaneous...............................           2,281        11,359            6,106                -        19,746
                                                  ------------  ------------  ---------------  ---------------  ------------
    Total current assets......................         157,543       131,981          (15,138)                -       274,386
Property and equipment, less accumulated
  depreciation................................         128,859        53,136            1,304                -       183,299
Investments in subsidiaries...................         112,820        17,746          300,688         (431,254)            -
Miscellaneous.................................          59,374        22,631          304,249         (348,413)       37,841
Excess of cost over net assets acquired.......         137,602        81,223                -                -       218,825
                                                  ------------  ------------  ---------------  ---------------  ------------
                                                  $    596,198  $    306,717  $       591,103  $      (779,667) $    714,351
                                                  ============  ============  ===============  ===============  ============

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

Current
  Notes payable...............................    $        745  $      7,801  $             -  $             -  $      8,546
  Accounts payable............................          30,439        23,923              739                -        55,101
  Accrued expenses............................          22,018        21,742            6,388                -        50,148
  Current maturities of long-term debt........           1,550            10                -                -         1,560
                                                  ------------  ------------  ---------------  ---------------  ------------
    Total current liabilities.................          54,752        53,476            7,127                        115,355
Long-term debt, less current maturities.......         146,231        47,081          171,000         (165,290)      199,022
Senior subordinated notes.....................               -             -          125,000                -       125,000
Deferred income taxes.........................          12,237           550            5,273                -        18,060
                                                  ------------  ------------  ---------------  ---------------  ------------
    Total liabilities.........................         213,220       101,107          308,400         (165,290)      457,437
Redeemable preferred stock....................          57,891             -           25,000          (57,891)       25,000
Common stock..................................          62,054        92,634            2,203         (154,688)        2,203
Additional paid-in capital....................         165,022        11,030           96,963         (176,152)       96,863
Retained earnings.............................          97,821        87,617          161,430         (199,829)      147,039
Foreign currency translation adjustment.......             190        14,329          (2,893)           (8,071)        3,555
Treasury stock................................               -             -                -          (17,746)      (17,746)
                                                  ------------  ------------  ---------------  ---------------  ------------
                                                  $    596,198  $    306,717  $       591,103  $      (779,667) $    714,351
                                                  ============  ============  ===============  ===============  ============

                        INTERFACE, INC. AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                                January 1, 1995

                                                                                Interface, Inc.  Consolidation
                                                                      Non-          (Parent           and
                                                     Guarantor     Guarantor     Corporation)     Elimination   Consolidated
                                                    Subsidiaries  Subsidiaries   (in thousands)     Entries        Totals
                                                    -------------------------------------------------------------------------
ASSETS
Current
  Cash and cash equivalents....................     $        416  $      3,972  $             1  $           -  $      4,389
  Escrowed and restricted funds................            2,663             -                -              -         2,663
  Accounts receivable..........................           64,351        68,820              365              -       133,536
  Inventories..................................           72,455        60,195                -              -       132,650
  Miscellaneous................................            7,019        11,805               53              -        18,877
                                                    ------------  ------------  ---------------  -------------  ------------
    Total current assets.......................          146,904       144,792              419              -       292,115
Property and equipment, less accumulated
  depreciation.................................          104,502        48,372                -              -       152,874
Investments in subsidiaries....................          108,978        17,746          316,101       (442,825)            -
Miscellaneous..................................           52,610        20,473          304,510       (342,026)       35,567
Excess of cost over net assets acquired........          129,354        73,498                -              -       202,852
                                                    ------------  ------------  ---------------  -------------  ------------
                                                    $    542,348  $    304,881  $       621,030  $    (784,851) $    683,408
                                                    ============  ============  ===============  =============  ============

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

Current
  Notes payable................................     $      2,951  $      2,550  $             -  $           -  $      5,501
  Accounts payable.............................           40,523        25,604            4,675        (16,601)       54,201
  Accrued expenses.............................           21,724        23,981           11,235              -        56,940
  Current maturities of long-term debt.........              853             -                -              -           853
                                                    ------------  ------------  ---------------  -------------  ------------
    Total current liabilities..................           66,051        52,135           15,910        (16,601)      117,495
Long-term debt, less current maturities........          108,992        76,700          231,866       (207,895)      209,663
Convertible subordinated debentures............                -             -          103,925              -       103,925
Deferred income taxes..........................            1,181         8,958            3,096              -        13,235
                                                    ------------  ------------  ---------------  -------------  ------------
Total liabilities..............................          176,224       137,793          354,797       (224,496)      444,318
Redeemable preferred stock.....................           57,891             -           25,000        (57,891)       25,000
Common stock...................................           66,607        88,791            2,179       (155,398)        2,179
Additional paid-in capital.....................          153,731        11,030           93,450       (164,761)       93,450
Retained earnings..............................           86,285        67,685          146,932       (164,559)      136,343
Foreign currency translation adjustment........            1,610          (418)          (1,328)             -          (136)
Treasury stock.................................                -             -                -        (17,746)      (17,746)
                                                    ------------  ------------  ---------------  -------------  ------------
                                                    $    542,348  $    304,881  $       621,030  $    (784,851) $    683,408
                                                    ============  ============  ===============  =============  ============

                        INTERFACE, INC. AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                 Year Ended December 31, 1995
                                                                                         Consolidation
                                                                        Interface, Inc.       and
                                           Guarantor    Non- Guarantor      (Parent       Elimination   Consolidated
                                          Subsidiaries   Subsidiaries    Corporation)       Entries        Totals
                                          ---------------------------------------------------------------------------
                                                                        (in thousands)
Cash flows from operating activities....  $     15,522  $       64,428  $        (3,402)  $          -  $     76,548
                                          ------------  --------------  ---------------   ------------  ------------
Cash flows from investing activities:
  Purchase of plant and equipment.......       (30,880)         (9,886)          (1,357)             -       (42,123)
  Acquisitions, net of cash acquired....       (27,554)              -                -              -       (27,554)
  Other.................................        (6,474)        (15,219)          19,211              -        (2,482)
                                          ------------  --------------  ---------------   ------------  ------------
Net cash provided by (used in) investing
activities..............................       (64,098)        (25,105)          17,854              -       (72,159)
                                          ------------  --------------  ---------------   ------------  ------------
Cash flows from financing activities:
  Net borrowings (repayments)...........        34,092          31,926          (60,864)             -         5,154
  Proceeds from issuance of common stock             -               -              984              -           984
  Cash dividends paid...................             -               -           (6,132)             -        (6,132)
  Other.................................        17,862         (70,049)          52,187              -             -
                                          ------------  --------------  ---------------   ------------  ------------
Net cash provided by (used in) financing
  activities............................        57,954         (38,123)         (13,825)             -             6
                                          ------------  --------------  ---------------   ------------  ------------
Effect of exchange rate changes on cash.             -             (34)               -              -           (34)
                                          ------------  --------------  ---------------   ------------  ------------
Net increase (decrease) in cash.........         2,568           1,166              627              -         4,361
Cash at beginning of year...............           416           3,972                1              -         4,389
                                          ------------  --------------  ---------------   ------------  ------------
Cash at end of year.....................  $      2,984  $        5,138  $           628   $          -  $      8,750
                                          ============  ==============  ===============   ============  ============

                                                                  Year Ended January 1, 1995
                                                                                         Consolidation
                                                             Non-       Interface, Inc.       and
                                           Guarantor      Guarantor         (Parent       Elimination   Consolidated
                                          Subsidiaries   Subsidiaries    Corporation)       Entries        Totals
                                          ---------------------------------------------------------------------------
                                                                        (in thousands)
Cash flows from operating activities....  $     16,314  $        7,372  $         9,709  $           -  $     33,395
                                          ============  ==============  ===============  =============  ============
Cash flows from investing activities:
  Purchase of plant and equipment.......       (15,689)         (5,626)               -              -       (21,315)
  Acquisitions, net of cash acquired....             -               -           (1,409)             -        (1,409)
  Other.................................        19,028         (28,605)           6,230           (331)       (3,678)
                                          ------------  --------------  ---------------  -------------  ------------
Net cash provided by (used in) investing
activities..............................         3,339         (34,231)           4,821           (331)      (26,402)
                                          ------------  --------------  ---------------  -------------  ------------
Cash flows from financing activities:
  Net borrowings (repayments)...........       (67,714)        105,524          (38,032)             -          (222)
  Proceeds from issuance of common stock             -               -              678              -           678
  Cash dividends paid...................             -               -           (6,073)             -        (6,073)
  Other.................................        48,693         (79,827)          28,777            331        (2,026)
                                          ------------  --------------  ---------------  -------------  ------------
Net cash provided by (used in) financing
  activities............................       (19,021)         25,697          (14,650)           331        (7,643)
                                          ------------  --------------  ---------------  -------------  ------------
Effect of exchange rate changes on cash.             -             365                -              -           365
                                          ------------  --------------  ---------------  -------------  ------------
Net increase (decrease) in cash.........           632            (797)            (120)             -          (285)
Cash at beginning of year...............          (216)          4,769              121              -         4,674
                                          ------------  --------------  ---------------  -------------  ------------
Cash at end of year.....................  $        416  $        3,972  $             1  $           -  $      4,389
                                          ============  ==============  ===============  =============  ============

                                                                              23

                        INTERFACE, INC. AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                 Year Ended January 2, 1994
                                                                                       Consolidation
                                                            Non-      Interface, Inc.       and
                                           Guarantor     Guarantor        (Parent       Elimination    Consolidated
                                          Subsidiaries  Subsidiaries   Corporation)       Entries         Totals
                                          --------------------------------------------------------------------------
                                                                       (in thousands)
Cash flows from operating activities..... $      1,429  $     35,844  $         3,309  $            -  $     40,582
                                          ============  ============  ===============  ==============  ============
Cash flows from investing activities:
  Purchase of plant and equipment........      (13,053)       (7,586)               -               -       (20,639)
  Acquisitions, net of cash acquired.....      (15,209)            -                -               -       (15,209)
  Other..................................       (5,317)      (10,359)           9,298           (257)        (6,635)
                                          ------------  ------------  ---------------  --------------  ------------
Net cash provided by (used in) investing
  activities.............................      (33,579)      (17,945)           9,298           (257)       (42,483)
                                          ------------  ------------  ---------------  --------------  ------------
Cash flows from financing activities:
  Net borrowings (repayments)............       57,112      (137,219)          84,179               -         4,072
  Proceeds from issuance of common stock.            -             -            1,898               -         1,898
  Cash dividends paid....................            -             -           (5,063)              -        (5,063)
  Other..................................      (26,823)      120,066          (93,500)            257             -
                                          ------------  ------------  ---------------  --------------  ------------
Net cash provided by (used in) financing
activities...............................       30,289       (17,153)         (12,486)            257           907
                                          ------------  ------------  ---------------  --------------  ------------
Effect of exchange rate changes on cash..            -          (156)               -               -          (156)
                                          ------------  ------------  ---------------  --------------  ------------
Net increase (decrease) in cash..........       (1,861)          590              121               -        (1,150)
Cash at beginning of year................        1,645         4,179                -               -         5,824
                                          ------------  ------------  ---------------  --------------  ------------
Cash at end of year...................... $       (216) $      4,769  $           121  $            -  $      4,674
                                          ============  ============  ===============  ==============  ============

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTERFACE, INC.


                                        By: /s/    Ray C. Anderson
                                           ----------------------------
                                            Ray C. Anderson
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer


Date:   March 27, 1996


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

     SIGNATURE                             CAPACITY                                       DATE
     ---------                             --------                                       ----
 /s/  Ray C. Anderson          Chairman of the Board, President and Chief                March 27, 1996
- ---------------------------    Executive Officer (Principal Executive Officer)
      Ray C. Anderson


 /s/  Daniel T. Hendrix        Senior Vice President - Finance, Chief Financial          March 27, 1996
- ---------------------------    Officer and Treasurer (Principal Financial and Accounting
      Daniel T. Hendrix        Officer)


 /s/  Brian L. DeMoura         Director                                                  March 27, 1996
- ---------------------------
      Brian L. DeMoura


 /s/  Charles R. Eitel         Director                                                  March 27, 1996
- ---------------------------
      Charles R. Eitel


/s/   David Milton             Director                                                  March 27, 1996
- ---------------------------
      David Milton


 /s/  Donald E. Russell        Director                                                  March 27, 1996
- ---------------------------
      Donald E. Russell


 /s/  Gordon D. Whitener       Director                                                  March 27, 1996
- ---------------------------
      Gordon D. Whitener


/s/   Carl I. Gable            Director                                                  March 27, 1996
- --------------------------
      Carl I. Gable


/s/   June M. Henton           Director                                                  March 27, 1996
- --------------------------
      June M. Henton


 /s/ J. Smith Lanier, II       Director                                                  March 27, 1996
- --------------------------
     J. Smith Lanier, II

/s/  Leonard G. Saulter        Director                                                  March 27, 1996
- --------------------------
     Leonard G. Saulter


/s/  David G. Thomas           Director                                                  March 27, 1996
- --------------------------
     David G. Thomas


/s/  Clarinus C.Th. van Andel  Director                                                  March 27, 1996
- -------------------------------
     Clarinus C.Th. van Andel

                                 EXHIBIT INDEX




EXHIBIT                                                                                                   SEQUENTIAL PAGE
NUMBER                                              DESCRIPTION OF EXHIBIT                                     NUMBER
- ----------------------------------------------------------------------------------------------------------------------------

10.5              Amendment No. 2 to Key Employee Stock Option Plan (1993).*

10.8(b)           Amendments No. 1, No. 2 and No. 3 to Amended and Restated Credit Agreement among the
                  Company (and certain direct and indirect subsidiaries), SunTrust Bank (formerly Trust
                  Company Bank) and The First National Bank of Chicago.

10.10             Joinder Agreement and Fifth Amendment to the Revolving Credit Loan Agreement
                  between Interface Flooring Systems, Inc. and SunTrust Bank.

10.26             Receivables Sale Agreement, dated as of August 4, 1995, among Interface Securitization
                  Corporation, Interface, Inc., Special Purpose Accounts Receivable Cooperative Corporation
                  and Canadian Imperial Bank of Commerce.

10.27             Receivables Sale Agreement, dated as of August 4, 1995, among Interface Securitization
                  Corporation, Interface, Inc., certain Financial Institutions (as bank purchasers), SunTrust Bank and The First National Bank of Chicago (as co-agents), SunTrust Bank (as administrative agent) and The First National Bank of Chicago (as documentation and collateral agent).

13                Certain information contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, which is expressly incorporated into this Report by direct reference thereto.

21                Subsidiaries of the Company.

23                Consent of BDO Seidman, LLP to the incorporation by reference of certain reports dated February 27, 1996 into the prospectuses constituting parts of the Company's registration statements on Form S-8 (File Numbers 33-28305 and 33-28307).

27                Financial Data Schedule (for SEC use only).

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.