Form 10-Q
period 1996-03-31
INTERFACE INC
filed 1996-05-15
CIK 715787

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q


  [x]    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934


  For The Quarterly Period Ended March 31, 1996

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
Yes  X   No
    ---    ---

Shares outstanding of each of the registrant's classes of common stock at May 3, 1996:

                       Class                               Number of Shares
 ----------------------------------------------            ----------------
 Class A Common Stock, $.10 par value per share                  20,047,539
 Class B Common Stock, $.10 par value per share                   2,980,694


                                                        Page 1 of 16 Pages

                                      The Exhibit Index appears at page 15.

                                INTERFACE, INC.


                                     INDEX

                                                                             Page
                                                                             ----
Part I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Condensed Financial Statements

              Balance Sheets - March 31, 1996 and December 31, 1995             3

              Statements of Income - Three Months
              Ended March 31, 1996 and April 2, 1995                            4

              Statements of Cash Flows -  Three Months
              Ended March 31, 1996 and April 2, 1995                            5

              Notes to Financial Statements                                     6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              11


Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                13

     Item 2.  Changes in the Rights of the Company's Security
              Holders                                                          13

     Item 3.  Defaults by the Company on Its Senior Securities                 13

     Item 4.  Submission of Matters to a Vote of Security Holders              13

     Item 5.  Other Information                                                13

     Item 6.  Exhibits and Reports on Form 8-K                                 13


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      INTERFACE, INC. AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                                 (Unaudited)



(In thousands)                                      March 31,       December 31,
                    Assets                             1996             1995
                                                   -----------      ------------
CURRENT ASSETS:
  Cash and Cash Equivalents                        $     5,228      $     8,750
  Accounts Receivable                                  137,709          111,386
  Inventories                                          143,335          134,504
  Deferred Tax Asset                                     4,218            3,998
  Prepaid Expenses                                      19,814           15,748
                                                   -----------      -----------
     TOTAL CURRENT ASSETS                              310,304          274,386

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                             195,850          183,299
EXCESS OF COST OVER NET ASSETS ACQUIRED                232,239          218,825
OTHER ASSETS                                            42,790           37,841
                                                   -----------      -----------
                                                   $   781,183      $   714,351
                                                   ===========      ===========

 Liabilities and Common Shareholders' Equity

CURRENT LIABILITIES:
  Notes Payable                                    $    10,300      $     8,546
  Accounts Payable                                      77,705           55,101
  Accrued Expenses                                      47,174           50,148
  Current Maturities of Long-Term Debt                   1,965            1,560
                                                   -----------      -----------
     TOTAL CURRENT LIABILITIES                         137,144          115,355

LONG-TERM DEBT, less current maturities                235,116          199,022
SENIOR SUBORDINATED NOTES                              125,000          125,000
DEFERRED INCOME TAXES                                   21,013           18,060
                                                   -----------      -----------
     TOTAL LIABILITIES                                 518,273          457,437
                                                   -----------      -----------
  Redeemable Preferred Stock                            25,000           25,000
  Common Stock:
   Class A                                               1,977            1,903
   Class B                                                 298              300
  Additional Paid-In Capital                           106,282           96,863
  Retained Earnings                                    149,200          147,039
  Foreign Currency Translation Adjustment               (2,101)           3,555
  Treasury Stock, 3,600
        Class A Shares, at Cost                        (17,746)         (17,746)
                                                   -----------      -----------
                                                   $   781,183      $   714,351
                                                   ===========      ===========


      See accompanying notes to consolidated condensed financial statements.

                      INTERFACE, INC. AND SUBSIDIARIES
                 Consolidated, Condensed Statements of Income
                                 (Unaudited)


(In thousands, except per share amounts)
                                                        Three Months Ended
                                                     -------------------------
                                                      March 31,       April 2,
                                                        1996            1995
                                                     ---------       ---------
Net Sales                                            $ 205,017       $ 191,327
Cost of Sales                                          142,104         132,972
                                                     ---------       ---------
     Gross Profit on Sales                              62,913          58,355
Selling, General and Administrative Expenses            49,342          44,962
                                                     ---------       ---------
     Operating Income                                   13,571          13,393
Other (Expense) Income - Net                            (7,591)         (6,917)
                                                     ---------       ---------
     Income before Taxes on Income                       5,980           6,476
Taxes on Income                                          2,272           2,460
                                                     ---------       ---------
Net Income                                               3,708           4,016
     Less: Preferred Dividends                             437             437
                                                     ---------       ---------
Net Income Applicable to Common Shareholders         $   3,271       $   3,579
                                                     =========       =========


Earnings Per Common Share                            $    0.18       $    0.20
                                                     =========       =========

Weighted Average Common Shares Outstanding              18,475          18,191
                                                     =========       =========




    See accompanying notes to consolidated condensed financial statements.

                       INTERFACE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                            Three Months Ended
                                                       -----------------------------
                                                        March 31,           April 2,
(In thousands)                                            1996                1995
                                                       ----------           --------
OPERATING ACTIVITIES:
  Net income                                            $   3,708           $  4,016
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                           8,247              7,401
    Deferred income taxes                                      14              2,532
    Cash provided by (used for):
      Accounts receivable                                 (10,576)             2,161
      Inventories                                          (6,569)               522
      Prepaid and other                                    (3,669)            (2,777)
      Accounts payable and accrued expenses                 6,264            (14,712)
                                                        ---------           --------
                                                           (2,581)              (857)
                                                        ---------           --------
INVESTING ACTIVITIES:
    Capital expenditures                                  (10,111)            (5,238)
    Acquisitions of businesses                            (18,969)                 0
    Other                                                  (4,978)            (1,336)
                                                        ---------           --------
                                                          (34,058)            (6,574)
                                                        ---------           --------
FINANCING ACTIVITIES:
    Net borrowing of long-term debt                        34,176              5,641
    Issuance of common stock                                  490                421
    Dividends paid                                         (1,547)            (1,531)
                                                        ---------           --------
                                                           33,119              4,531
                                                        ---------           --------
    Net cash provided by operating,
      investing and financing activities                   (3,520)            (2,900)
    Effect of exchange rate changes on cash                    (2)               293
                                                        ---------           --------

CASH AND CASH EQUIVALENTS:
    Net increase (decrease) during the period              (3,522)            (2,607)
    Balance at beginning of period                          8,750              4,389
                                                        ---------           --------
    Balance at end of period                            $   5,228           $  1,782
                                                        =========           ========





    See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FOOTNOTES

     As contemplated by the Securities and Exchange Commission instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to the Company's year-end financial statements contained in its Annual Report to Shareholders for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

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


NOTE 2 - INVENTORIES

     Inventories are summarized as follows:


                                              March 31,                  December 31,
                                                1995                        1995
                                              --------                    --------
Finished Goods                                $ 70,507                    $ 76,407
Work-in-Process                                 29,745                      26,168
Raw Materials                                   43,083                      31,929
                                              --------                    --------
                                              $143,335                    $134,504
                                              ========                    ========


NOTE 3 - BUSINESS ACQUISITIONS

     In March 1996, the Company acquired, through merger, the outstanding common stock of three commercial floorcovering contractors -- Earl W. Bentley Operating Co., Inc., based in Oklahoma, Quaker City International, Inc., based in Pennsylvania, and Superior Holding Inc., based in Texas -- for approximately $14,219,000, in the aggregate (comprised of $5,219,000 in cash and $9,000,000 in Interface Class A Common Stock). The acquisitions were accounted for as purchases and, accordingly, the results of operations are included in the Company's consolidated financial statements from the date of the acquisitions. The excess of the purchase price over the fair value of net assets was approximately $10.6 million, and is being amortized over 30 years.

                        INTERFACE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     In February 1996, the Company acquired the outstanding common stock of Renovisions, Inc., a nationwide installation services firm (based in Georgia) that has pioneered a new method of carpet replacement, for approximately $5,000,000 in cash. The acquisition was accounted for as a purchase and accordingly, the results of operations are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets was approximately $3.2 million, and is being amortized over 30 years

     In February 1996, the Company acquired the outstanding common stock of C-Tec, Inc., a Michigan based producer of raised/access flooring systems, for approximately $8,750,000 (comprised of $4,500,000 in cash and $4,250,000 in 6% subordinated notes). The acquisition was accounted for as a purchase and, accordingly, the results of operations for C-Tec are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets was approximately $3.2 million, and is being amortized over 30 years


NOTE 4 - EARNINGS PER SHARE AND DIVIDENDS

     Earnings per share are computed by dividing net income applicable to common shareholders by the combined weighted average number of shares of Class A and Class B Common Stock outstanding during the particular reporting period. The earnings computation does not give effect to a negligible dilutive impact of outstanding stock options. The Series A Cumulative Convertible Preferred Stock issued in June 1993 is not considered to be common stock equivalents. In computing primary earnings per share, the preferred stock dividend of 7% per annum reduces income applicable to common shareholders. For the purposes of computing earnings per share and dividends paid per share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (3,600,000 Class A shares, recorded at cost).


NOTE 5 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

     The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Securities and Exchange Commission.

                      INTERFACE, INC. AND SUBSIDIARIES
            NOTE 5 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

                                                                    For the Three Months Ended March 31, 1996
                                                                                                    Consolidation
                                                                       Non-       Interface, Inc.        and
                                                      Guarantor     Guarantor        (Parent         Elimination  Consolidated
                                                    Subsidiaries   Subsidiaries    Corporation)        Entries       Totals
                                                    --------------------------------------------------------------------------
                                                                                   (in thousands)
Net sales                                             $130,099       $87,581                -         $(12,663)     $205,017
Cost of sales                                           92,113        62,653                -          (12,663)      142,103
                                                      --------       -------          -------         --------      --------
     Gross profit on sales                              37,986        24,928                -                -        62,914
Selling, general and administrative expenses            28,881        17,069            3,392                -        49,342
                                                      --------       -------          -------         --------      --------
     Operating income                                    9,105         7,859           (3,392)               -        13,572
                                                      --------       -------          -------         --------      --------
Other expense (income)
     Interest expense                                    1,840         2,079            4,397                -         8,316
     Other                                                 781          (570)            (935)               -          (724)
                                                      --------       -------          -------         --------      --------
     Total other expense                                 2,621         1,509            3,462                _         7,592
                                                      --------       -------          -------         --------      --------
     Income before taxes on income and equity
       in income of subsidiaries                         6,484         6,350           (6,854)               -         5,980
Taxes on income                                          2,772         2,272           (2,772)               -         2,272
Equity in income of subsidiaries                             -             -            7,790           (7,790)            -
                                                      --------       -------          -------         --------      --------
     Net income                                          3,712         4,078            3,708           (7,790)        3,708
Preferred stock dividends                                    -             -              437                -           437
                                                      --------       -------          -------         --------      --------
Net income applicable to common shareholders          $  3,712       $ 4,078          $ 3,271          ($7,790)     $  3,271
                                                      ========       =======          =======         ========      ========

                      INTERFACE, INC. AND SUBSIDIARIES
            NOTE 5 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS


                                                                                March 31, 1996
                                                                                                     Consolidation
                                                                   Non-         Interface, Inc.           and
                                                 Guarantor       Guarantor         (Parent            Elimination   Consolidated
                                                Subsidiaries    Subsidiaries     Corporation)           Entries        Totals
                                                ---------------------------------------------------------------------------------
                                                                                (in thousands)
ASSETS

Current Assets:
         Cash and cash equivalents               $  2,945         $  2,283               -                   -        $   5,228
         Accounts receivable                       88,851           66,630         (17,772)                  -          137,709
         Inventories                               88,691           54,644               -                   -          143,335
         Miscellaneous                             10,734           12,299             999                   -           24,032
                                                 --------         --------       ---------           ---------        ---------
                  Total current assets            191,221          135,856         (16,773)                  -          310,304

Property and equipment, less accumulated
         depreciation                             140,526           54,125           1,199                   -          195,850
Investment in subsidiaries                        112,820           17,746         335,954            (466,520)               0
Miscellaneous                                      60,700           27,333         354,620            (399,863)          42,790
Excess of cost over net assets acquired           153,664           78,575               -                   -          232,239
                                                 --------         --------       ---------           ---------        ---------
                                                 $658,931         $313,635       $ 675,000           ($866,383)       $ 781,183
                                                 ========         ========       =========           =========        =========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

Current Liabilities:
         Notes payable                           $  2,747         $  7,553               -                   -        $  10,300
         Accounts Payable                          48,253           27,253           2,199                   -           77,705
         Accrued expenses                          25,032           17,948           4,194                   -           47,174
         Current maturities of long-term debt       1,965                -               -                   -            1,965

                  Total current liabilities        77,997           52,754           6,393                   -          137,144
                                                 --------         --------       ---------           ---------        ---------
Long-term debt, less current maturities           153,096           54,420         246,325            (218,725)         235,116
Senior subordinated notes                               0                0         125,000                   -          125,000
Deferred income taxes                              17,351              565           3,097                   -           21,013
                                                 --------         --------       ---------           ---------        ---------
                  Total liabilities               248,444          107,739         380,815            (218,725)         518,273

Redeemable preferred stock                         57,891                -          25,000             (57,891)          25,000
Common stock                                       93,833           98,515           2,275            (192,348)           2,275
Additional paid-in capital                        160,556           11,030         106,282            (171,586)         106,282
Retained earnings                                 101,533           91,696         163,591            (207,620)         149,200
Foreign currency translation adjustment            (3,326)           4,655          (2,963)               (467)          (2,101)
Treasury stock                                          -                -               -             (17,746)         (17,746)
                                                 --------         --------       ---------           ---------        ---------
                                                 $658,931         $313,635       $ 675,000           ($866,383)       $ 781,183
                                                 ========         ========       =========           =========        =========

                       INTERFACE, INC. AND SUBSIDIARIES
             NOTE 5 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS


                                                                For the Three Months Ended March 31, 1996
                                                                                               Consolidation
                                                                      Non-     Interface, Inc.      and
                                                     Guarantor     Guarantor      (Parent       Elimination  Consolidated
                                                   Subsidiaries   Subsidiaries  Corporation)      Entries       Totals
                                                   ----------------------------------------------------------------------
                                                                              (in thousands)
Cash flows from operating activities                 ($4,456)      $  5,254       ($3,379)               -        ($2,581)
                                                    --------       --------       -------       ----------      ---------
Cash flows from investing activities:
         Purchase of plant and equipment              (6,348)        (3,763)            -                -        (10,111)
         Acquisitions, net of cash acquired          (18,969)             -             -                -        (18,969)
         Other                                         6,494         64,773       (76,245)               -         (4,978)
                                                    --------       --------       -------       ----------      ---------
Net cash provided by (used in) investing
   activities                                        (18,823)        61,010       (76,245)               -        (34,058)
                                                    --------       --------       -------       ----------      ---------
Cash flows from financing activities:
         Net borrowings (repayments)                   6,865        (48,014)       75,325                -         34,176
         Proceeds from issuance of common stock            -              -           490                -            490
         Cash dividends paid                               -              -        (1,547)               -         (1,547)
         Other                                        16,375        (21,103)        4,728                -              -
                                                    --------       --------       -------       ----------      ---------
Net cash provided by (used in) financing
   activities                                         23,240        (69,117)       78,996                -         33,119
                                                    --------       --------       -------       ----------      ---------
Effect of exchange rate change on cash                     -             (2)            -                -             (2)
                                                    --------       --------       -------       ----------      ---------
Net increase (decrease) in cash                          (39)        (2,855)         (628)               -         (3,522)
Cash at beginning of year                              2,984          5,138           628                -          8,750
                                                    --------       --------       -------       ----------      ---------
Cash at end of year                                 $  2,945       $  2,283             -                -      $   5,228
                                                    ========       ========       =======       ==========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS. For the three month period ended March 31, 1996, the Company's net sales increased $13.7 million (7.2%) compared with the same period in 1995. The increase was primarily attributable to (i) increased sales volume in the Company's carpet tile operations in the United States, Continental Europe and Australia; (ii) increased sales volume in the Company's interior fabrics operations associated with the acquisitions of Toltec Fabrics, Inc. in June 1995, and the Intek division of Springs Industries in December 1995, and (iii) increased sales volume in the Company's specialty resources division associated with the acquisition of C-Tec, Inc. in February 1996. These increases were offset somewhat by a decrease in sales volume in the Company's broadloom carpet businesses, coupled with the weakening of the currencies of certain key markets (particularly the British pound sterling, Dutch guilder and Japanese yen) against the U.S. dollar, the Company's reporting currency.

     Cost of sales remained constant as a percentage of sales for the three months ended March 31, 1996 when compared with the same period in 1995. The Company recognized a decrease in manufacturing costs in its floorcovering operations due to continued implementation of its make-to-order production strategy and the "war-on-waste" program, which created manufacturing efficiencies as well as a shift to higher margin products. These benefits were somewhat offset by the acquisitions of Toltec, Intek and C-Tec, which, historically, had higher cost of sales ratios than the Company.

     Selling, general and administrative expenses as a percentage of sales increased to 24.1% for the three months ended March 31, 1996, compared to 23.5% for the same period in 1995. The increase was attributable to (i) start-up and administrative expenses associated with Re:Source Americas, the Company's new U.S. network of commercial floorcovering distributors, (ii) increased marketing and sampling expenses associated with the introduction of new products as the Company moves to implement a mass customization strategy in its European carpet tile and U.S. broadloom operations, (iii) the acquisitions of Toltec Fabrics and Intek which, historically, had higher SG&A expense ratios than the Company.

     For the three months ended March 31, 1996, the Company's other expense increased $0.7 million compared to the same period in 1995, primarily due to an increase in bank debt incurred as a result of the Company's acquisitions, and increased interest rates resulting from the issuance of the Company's Senior Subordinated notes in November 1995 and subsequent redemption of the Company's convertible subordinated debentures.

     As a result of the aforementioned factors, the Company's net income (after adjustment for preferred dividends) decreased 8.6% to $3.3 million for the three months ended March 31, 1996, compared to $3.6 million for the same period in 1995.

     LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash during the three months ended March 31, 1996 have been (i) $19.0 million associated with acquisitions, (ii) $10.1 million for additions to property and equipment in the Company's manufacturing facilities, (iii) $5.0 million related to various deposits and long-term note receivables, and (iv) $2.6 million for operating activities. These uses were funded by $34.5 million from long-term financing.

     The Company, as of March 31, 1996, recognized a $5.6 million decrease in foreign currency translation adjustment compared to that of December 31, 1995. The decrease was associated primarily with the Company's investments in subsidiaries located in the United Kingdom and Continental Europe. The translation adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 52.

     The Company employs a variety of off-balance sheet financial instruments, including foreign currency swap agreements and foreign currency exchange contracts, to reduce its exposure to adverse fluctuations in interest and foreign currency exchange rates. At March 31, 1996, the Company had approximately $65.3 million (notional amount) of foreign currency hedge contracts outstanding, consisting principally of currency swap contracts to hedge firmly committed Dutch guilder and Japanese yen currency revenues. At March 31, 1996, the Company utilized interest rate swap agreements to effectively convert approximately $73 million of variable rate debt to fixed rate debt. At March 31, 1996, the weighted average rate on borrowings was 6.9%. The interest rate swap agreements, have maturity dates ranging from nine to twenty-four months.

     The Company continually monitors its position with, and the credit quality of, the financial institutions which are counterparties to its off-balance sheet financial instruments and does not currently anticipate nonperformance by the counterparties.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed with this report:

              Exhibit
              Number      Description of Exhibit
              ------      ----------------------

                27        Financial Data Schedule.

         (b)  No reports on Form 8-K were filed during the quarter ended
              March 31, 1996.

                                      13

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INTERFACE, INC.



Date: May 13, 1996                       By: /s/ Daniel T. Hendrix
                                             -----------------------------
                                             Daniel T. Hendrix
                                             Senior Vice President
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT                    DESCRIPTION OF EXHIBIT                 SEQUENTIAL
NUMBER                                                             PAGE NO.
27                         Financial Data Schedule                  16
                           (for SEC use only)