Form 10-Q
period 1996-06-30
INTERFACE INC
filed 1996-08-14
CIK 715787

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

/x/  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For Quarterly Period Ended June 30, 1996

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


                               (770) 437-6800
                 ------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
Shares outstanding of each of the registrant's classes of common stock at August 7, 1996:


                       Class                              Number of Shares
        ----------------------------------------------    ----------------
        Class A Common Stock, $.10 par value per share          18,102,781
        Class B Common Stock, $.10 par value per share           2,980,694

                                INTERFACE, INC.


                                     INDEX

                                                                              Page
                                                                              ----


Part I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Condensed Financial Statements

                  Balance Sheets - June 30, 1996 and December 31, 1995          3
                  Statements of Income - Three Months and Six Months
                  Ended June 30, 1996 and July 2, 1995                          4

                  Statements of Cash Flows -  Six Months
                  Ended June 30, 1996 and July 2, 1995                          5

                  Notes to Financial Statements                                 6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           11


Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                            13

         Item 2.  Changes in the Rights of the Company's Security
                  Holders                                                      13

         Item 3.  Defaults by the Company on Its Senior Securities             13

         Item 4.  Submission of Matters to a Vote of Security Holders          13

         Item 5.  Other Information                                            14

         Item 6.  Exhibits and Reports on Form 8-K                             14

                       PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      INTERFACE, INC. AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                                 (Unaudited)

(In thousands)
- -------------------------------------------------        June 30,       December 31,
                      ASSETS                               1996             1995
- -------------------------------------------------        ---------      ------------

CURRENT ASSETS:
  Cash and Cash Equivalents                               $  8,826         $  8,750
  Accounts Receivable                                      134,811          111,386
  Inventories                                              146,734          134,504
  Deferred Tax Asset                                         4,461            3,998
  Prepaid Expenses                                          18,669           15,748
                                                          --------         --------
     TOTAL CURRENT ASSETS                                  313,501          274,386

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                 198,632          183,299
EXCESS OF COST OVER NET ASSETS ACQUIRED                    236,997          218,825
OTHER ASSETS                                                45,545           37,841
                                                          --------         --------
                                                          $794,675         $714,351
                                                          ========         ========
   LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
- -------------------------------------------------
CURRENT LIABILITIES:
  Notes Payable                                             $3,908         $  8,546
  Accounts Payable                                          77,252           55,101
  Accrued Expenses                                          56,945           50,148
  Current Maturities of Long-Term Debt                       2,015            1,560
                                                          --------         --------
     TOTAL CURRENT LIABILITIES                             140,120          115,355

LONG-TERM DEBT, less current maturities                    241,825          199,022
SENIOR SUBORDINATED NOTES                                  125,000          125,000
DEFERRED INCOME TAXES                                       21,090           18,060
                                                          --------         --------
     TOTAL LIABILITIES                                     528,035          457,437

  Redeemable Preferred Stock                                25,000           25,000
  Common Stock:
   Class A                                                   2,065            1,903
   Class B                                                     298              300
  Additional Paid-In Capital                               108,243           96,863
  Retained Earnings                                        153,632          147,039
  Foreign Currency Translation Adjustment                   (4,852)           3,555
  Treasury Stock, 3,600
        Class A Shares, at Cost                            (17,746)         (17,746)
                                                          --------         --------
                                                          $794,675         $714,351
                                                          ========         ========



    See accompanying notes to consolidated condensed financial statements.

                      INTERFACE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Income
                                 (Unaudited)


(In thousands except per share amounts)
                                                          Three Months Ended                  Six Months Ended
                                                        ---------------------             -----------------------
                                                         June 30,    July 2,                June 30,      July 2,
                                                          1996        1995                   1996         1995
                                                        ---------   ---------              --------      --------
Net Sales                                                $237,488    $202,818               $442,505      $394,145
Cost of Sales                                             162,824     140,090                304,928       273,062
                                                         --------    --------               --------      --------
     Gross Profit on Sales                                 74,664      62,728                137,577       121,083
Selling, General and Administrative Expenses               55,635      47,278                104,977        92,240
                                                         --------    --------               --------      --------
     Operating Income                                      19,029      15,450                 32,600        28,843
Other (Expense) Income - Net                               (8,986)     (7,262)               (16,578)      (14,179)
                                                         --------    --------               --------      --------
     Income before Taxes on Income                         10,043       8,188                 16,022        14,664
Taxes on Income                                             4,018       3,113                  6,289         5,573
                                                         --------    --------               --------      --------
Net Income                                                  6,025       5,075                  9,733         9,091
Less: Preferred Dividends                                     429         437                    866           874
                                                         --------    --------               --------      --------
Net Income Applicable to Common Shareholders             $  5,596    $  4,638               $  8,867      $  8,217
                                                         ========    ========               ========      ========




Primary Earnings Per Common Share                        $   0.29    $   0.25               $   0.47      $   0.45
                                                         ========    ========               ========      ========


Weighted Average Common Shares Outstanding                 19,401      18,250                 18,938        18,230
                                                         ========    ========               ========      ========





    See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)


                                                            Six Months Ended
                                                      -------------------------
                                                        June 30,         July 2,
(In thousands)                                           1996             1995
                                                      ---------         --------
OPERATING ACTIVITIES:
  Net income                                            $ 9,733           $ 9,091
  Adjustmens to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                        16,751            14,308
    Deferred income taxes                                   169              (861)

    Cash provided by (used for):
      Accounts receivable                                (2,697)           (4,490)
      Inventories                                        (8,157)           (4,295)
      Prepaid and other                                  (3,357)           (2,582)
      Accounts payable and accrued expenses              10,955             2,898
                                                        -------           -------
                                                         23,397            14,069
                                                        -------           -------
 INVESTING ACTIVITIES:
    Capital expenditures                                (19,377)          (12,881)
    Acquisitions of businesses                          (30,916)          (17,154)
    Other                                                (5,836)           (2,710)
                                                        -------           -------
                                                        (56,129)          (32,745)
                                                        -------           -------
 FINANCING ACTIVITIES:
    Net borrowing of long-term debt                      35,449            21,434
    Issuance of common stock                                500               526
    Dividends paid                                       (3,141)           (3,064)
                                                        -------           -------
                                                         32,808            18,896
                                                        -------           -------
    Net cash provided by operating,
       investing and financing activities                    76               220
    Effect of exchange rate changes on cash                   0               247
                                                        -------           -------

CASH AND CASH EQUIVALENTS:
    Net increase (decrease) during the period                76               467
    Balance at beginning of period                        8,750             4,389
                                                        -------           -------
    Balance at end of period                            $ 8,826           $ 4,856
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


NOTE 2 - INVENTORIES


     Inventories are summarized as follows:


                                  June 30,             December 31,
                                    1996                   1995
                                  --------             ------------

             Finished Goods       $ 77,490              $ 76,407
             Work-in-Process        29,937                26,168
             Raw Materials          39,307                31,929
                                  --------              --------
                                  $146,734              $134,504
                                  ========              ========



NOTE 3 - BUSINESS ACQUISITIONS

        During fiscal 1996, the Company has acquired, through merger and stock purchases, five commercial floorcovering contractors -- Landry's Commercial Flooring Co., Inc., based in Oregon, Reiser Associates, Inc., based in Texas, Earl W. Bentley Operating Co., Inc., based in Oklahoma, Quaker City International, Inc., based in Pennsylvania, and Superior Holding Inc., based in Texas -- for approximately $24,294,000, in the aggregate (comprised of $15,668,000 in cash and $8,626,000 in Interface common stock). The acquisitions were accounted for as purchases and, accordingly, the results of operations for the acquired companies are included in the Company's consolidated financial statements from the date of the acquisitions. The

                       INTERFACE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

excess of the purchase price over the fair value of the net liabilities was approximately $18,600,000 and is being amortized over 30 years.

     In February 1996, the Company acquired the outstanding common stock of Renovisions, Inc., a Nationwide installation services firm (based in Georgia) that has pioneered a new method of carpet replacement, for approximately $5,000,000 in cash. The acquisition was accounted for as a purchase and, accordingly, the results of operations for Renovisions are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets was approximately $3,200,000, and is being amortized over 30 years.

     In February 1996, the Company acquired the outstanding common stock of C-Tec, Inc., a Michigan based producer of raised/access flooring systems, for approximately $8,750,000 (comprised of $4,500,000 in cash and $4,250,000 in 6% subordinated convertible notes). The acquisition was accounted for as a purchase and, accordingly, the results of operations for C-Tec are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net liabilities was approximately $3,200,000, and is being amortized over 30 years.


NOTE 4 - EARNINGS PER SHARE AND DIVIDENDS

     Earnings per share are computed by dividing net income applicable to common shareholders by the combined weighted average number of shares of Class A and Class B Common Stock outstanding during the particular reporting period. The earnings computation does not give effect to the negligible dilutive impact of outstanding stock options. The Series A Cumulative Convertible Preferred Stock issued in June 1993 is not considered to be common stock equivalents. In computing primary earnings per share, the preferred stock dividend of 7% per annum reduces income applicable to common shareholders. For the purposes of computing earnings per share and dividends paid per share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (3,600,000 Class A shares, recorded at cost).


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

                      INTERFACE, INC. AND SUBSIDIARIES
            Note 5 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

                                                                   For the Six Months Ended June 30, 1996

                                                                                                   Consolidation
                                                                     Non-       Interface, Inc.        and
                                                    Guarantor      Guarantor       (Parent          Elimination   Consolidated
                                                  Subsidiaries   Subsidiaries    Corporation)        Entries        Totals
                                                  ------------   ------------    -------------     -------------  ------------
                                                                                (in thousands)
Net sales                                           $302,250      $165,522                -          $(25,266)      $442,506
Cost of sales                                        213,286       116,908                -           (25,266)       304,928
                                                    --------      --------          -------          --------       --------
  Gross profit on sales                               88,964        48,614                -                 -        137,578
Selling, general and administrative expenses          64,277        33,092            7,609                 -        104,978
                                                    --------      --------          -------          --------       --------
  Operating income                                    24,687        15,522           (7,609)                -         32,600
                                                    --------      --------          -------          --------       --------
Other expense (income)
     Interest Expense                                  3,859         3,485            8,833                 -         16,177
     Other                                             1,200           425           (1,224)                -            401
                                                    --------      --------          -------          --------       --------
      Total other expense                              5,059         3,910            7,609                 _         16,578
                                                    --------      --------          -------          --------       --------
      Income before taxes on income and equity
       in income of subsidiaries                      19,628        11,612          (15,218)                -         16,022
Taxes on income                                        8,114         4,138           (5,963)                -          6,289
                                                    --------      --------          -------          --------       --------
Equity in income of subsidiaries                           -             -           18,988           (18,988)             -
  Net income                                          11,514         7,474            9,733           (18,988)         9,733
Preferred stock dividends                                  -             -              866                 -            866
                                                    --------      --------          -------          --------       --------
Net income applicable to common share holders       $ 11,514      $  7,474          $ 8,867          $(18,988)      $  8,867
                                                    ========      ========          =======          ========       ========


                      INTERFACE, INC. AND SUBSIDIARIES
            Note 5 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

                                                                            June 30, 1996

                                                                                                Consolidation
                                                                  Non-       Interface, Inc.         and
                                             Guarantor         Guarantor         (Parent         Elimination   Consolidated
                                            Subsidiaries      Subsidiaries    Corporation)         Entries        Totals
                                            ------------      ------------   ---------------    -------------  ------------
                                                                              (in thousands)
ASSETS

Current Assets:
  Cash and cash equivalents                    $  3,245          $  5,581                 -                -       $  8,826
  Accounts receivable                            98,968            60,487           (24,644)               -        134,811
  Inventories                                    91,600            55,134                 -                -        146,734
  Miscellaneous                                  10,530            11,524             1,076                -         23,130
                                               --------          --------          --------        ---------       --------
     Total current assets                       204,343           132,726           (23,568)               -        313,501

Property and equipment, less accumulated
  depreciation                                  140,559            54,896             3,177                -        198,632
Investment in subsidiaries                      112,820            17,746           343,966         (474,532)             0
Miscellaneous                                    74,652            23,593           364,183         (416,883)        45,545
Excess of cost over net assets acquired         161,092            75,905                 -                -        236,997
                                               --------          --------          --------        ---------       --------
                                               $693,466          $304,866          $687,758        ($891,415)      $794,675
                                               ========          ========          ========        =========       ========



LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                $  1,477          $  2,431                 -                -         $3,908
  Accounts payable                               51,271            22,763             3,218                -         77,252
  Accrued expenses                               31,889            18,609             6,447                -         56,945
  Current maturities of long-term debt            2,015                 -                 -                -          2,015
                                               --------          --------          --------        ---------       --------
     Total current liabilities                   86,652            43,803             9,665                -        140,120

Long-term debt, less current maturities         152,027            49,898           247,215         (207,315)       241,825
Senior subordinated notes                             0                 0           125,000                -        125,000
Deferred income taxes                            17,450               543             3,097                -         21,090
                                               --------          --------          --------        ---------       --------
     Total liabilities                          256,129            94,244           384,977         (207,315)       528,035

Redeemable preferred stock                       57,891                 -            25,000          (57,891)        25,000
Common stock                                    109,127            98,515             2,363         (207,642)         2,363
Additional paid-in capital                      160,556            11,030           108,243         (171,586)       108,243
Retained earnings                               113,047            99,170           170,183         (228,768)       153,632
Foreign currency translation adjustment          (3,284)            1,907            (3,008)            (467)        (4,852)
Treasury stock                                        -                 -                 -          (17,746)       (17,746)
                                               --------          --------          --------        ---------       --------
                                               $693,466          $304,866          $687,758        ($891,415)      $794,675
                                               ========          ========          ========        =========       ========



                      INTERFACE, INC. AND SUBSIDIARIES
            Note 5 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS



                                                               For the Six Months Ended June 30, 1996

                                                                                                Consolidation
                                                                  Non-       Interface, Inc.         and
                                               Guarantor       Guarantor         (Parent         Elimination   Consolidated
                                             Subsidiaries     Subsidiaries     Corporation)        Entries        Totals
                                             ------------     ------------   ---------------    -------------  ------------
                                                                             (in thousands)
Cash flows from operating activities           $ 18,737        $  2,654           $  2,006                -      $ 23,397
                                               --------        --------           --------        ----------     --------
Cash flows from investing activities:
  Purchase of plant and equipment               (10,954)         (6,343)            (2,080)               -       (19,377)
  Acquisitions, net of cash acquired            (30,916)              -                  -                -       (30,916)
  Other                                           5,386          38,448            (49,670)               -        (5,836)
                                               --------        --------           --------        ----------     --------
Net cash provided by (used in) investing
  activities                                    (36,484)         32,105            (51,750)               -       (56,129)
                                               --------        --------           --------        ----------     --------
Cash flows from financing activities:
  Net borrowings (repayments)                     5,796          (4,461)            34,114                -        35,449
  Proceeds from issuance of common stock              -               -                500                -           500
  Cash dividends paid                                 -               -             (3,141)               -        (3,141)
  Other                                          12,212         (29,855)            17,643                -             -
                                               --------        --------           --------        ----------     --------
Net cash provided by (used in) financing
  activities                                     18,008         (34,316)            49,116                -        32,808
                                               --------        --------           --------        ----------     --------
Effect of exchange rate change on cash                -               -                  -                -             0
                                               --------        --------           --------        ----------     --------
Net increase (decrease) in cash                     261             443               (628)               -            76
Cash at beginning of year                         2,984           5,138                628                -         8,750
                                               --------        --------           --------        ----------     --------
Cash at end of year                            $  3,245        $  5,581                  -                -      $  8,826
                                               ========        ========           ========        ==========     ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS. For the three month and six month periods ended June 30, 1996, the Company's net sales increased $34.7 million (17.1%) and $48.4 (12.3%), respectively, compared with the same periods in 1995. The increase was primarily attributable to (i) increased sales volume associated with the acquisitions of the companies in the Company's newly formed U.S. distribution network, Re:Source Americas, (ii) increased sales volume in the Company's floorcoverings operations in the United States, Continental Europe and Australia; (iii) increased sales volume in the Company's interior fabrics operations associated with the acquisitions of Toltec Fabrics, Inc. in June 1995, and the Intek Division of Springs Industries in December 1995, and (iv) increased sales volume in the Company's specialty resources division associated with the acquisition of C-Tec Inc. in February 1996. These increases were offset somewhat by a decrease in the Company's floorcovering sales volume in the broadloom carpet businesses, coupled with the weakening of the currencies of certain key markets (particularly the British pound sterling, Dutch guilder and Japanese yen) against the U.S. dollar, the Company's reporting currency.

        Cost of sales decreased for the three and six month periods ended June 30, 1996 when compared with the same periods in 1995. The Company recognized a decrease in manufacturing costs in its operations due to continued implementation of its make-to-order production strategy and "war-on-waste" initiative, which created manufacturing efficiencies as well as a shift to higher margin products. In addition to the improved manufacturing efficiencies the Company achieved improved pricing in its floorcovering operations. These benefits were somewhat offset by the acquisitions of Toltec, Intek, C-Tec, and the companies comprising the Company's new distribution network, which historically had higher cost of sales than the Company.

        Selling, general and administrative expenses as a percentage of sales increased slightly to 23.4% and 23.7%, respectively, for the three month and six month periods ended June 30, 1996, compared to 23.3% and 23.4% for the same periods in 1995. The increase for the three month period was attributable to
(i) administrative expenses associated with building an infrastructure to manage Re:Source Americas, the Company's new commercial floorcovering distribution channel in the United States, (ii) increased marketing and sampling expenses in the floorcovering operations associated with the introduction of new products as the Company moves to implement a mass customization strategy in its European and U.S. broadloom operations, (iii) the acquisitions of Toltec Fabrics and Intek which, historically, had higher SG&A expense ratios than the Company.

        For the three month and six month periods ended June 30, 1996, the Company's other expense increased $1.7 million and $2.4 million, respectively, compared to the same periods in 1995, primarily due to an increase in bank debt incurred as a result of the Company's acquisitions, as well as increased interest rates associated with the issuance of the Company's senior subordinated notes in November 1995 and subsequent redemption of the Company's convertible subordinated debentures.

     As a result of the aforementioned factors, the Company's net income (after adjustment for preferred dividends) increased 20.7% to $5.6 million and 7.9% to $8.9 million, respectively, for the three month and six month periods ended June 30, 1996, compared to the same periods in 1995.

     LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash during the period have been (i) $ 30.9 million associated with acquisitions, (ii) $19.4 million for additions to property and equipment in the Company's manufacturing facilities, and (iii) $5.8 million related to various deposits and long-term note receivables. These uses were funded by $34.5 million from long-term financing and $23.4 million from operating activities.

     The Company, as of June 30, 1996, recognized an $8.4 million decrease in foreign currency translation adjustment compared to that of December 31, 1995. The decrease was associated primarily with the Company's investments in subsidiaries located in the United Kingdom and Continental Europe. The translation adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 52.

     The Company employs a variety of off-balance sheet financial instruments, including foreign currency swap agreements and foreign currency exchange contracts, to reduce its exposure to adverse fluctuations in interest and foreign currency exchange rates. At June 30, 1996, the Company had approximately $64.3 million (notional amount) of foreign currency hedge contracts outstanding, consisting principally of currency swap contracts to hedge firmly committed Dutch guilder and Japanese yen currency revenues. At June 30, 1996, the Company utilized interest rate swap agreements to effectively convert approximately $73 million of variable rate debt to fixed rate debt. At June 30, 1996, the weighted average rate on borrowings was 6.9%. The interest rate swap agreements have maturity dates ranging from nine to twenty-four months.

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

            (a) The Company held its annual meeting of shareholders on May 21, 1996.

            (b)  N/A

            (c) The matters considered at the annual meeting, and the votes cast for, against or withheld, as well as the number of abstentions, relating to each matter, are as follows:

               (i)   Election of the following directors:


                     CLASS A                      FOR               WITHHELD
                     -------                      ---               --------

                     Carl I. Gable                14,059,727        383,759
                     Dr. June M. Henton           14,060,727        382,759
                     J. Smith Lanier, II          14,058,027        385,459
                     Leonard G. Saulter           14,056,757        386,729
                     Clarinus C. Th van Andel     14,060,027        383,459



                     CLASS B                      FOR               WITHHELD
                     -------                      ---               --------

                     Ray C. Anderson              1,971,049            0
                     Brian L. DeMoura             1,971,049            0
                     Charles R. Eitel             1,971,049            0
                     David Milton                 1,971,049            0
                     Don E. Russell               1,971,049            0
                     Gordon D. Whitener           1,971,049            0


               (ii) Proposal to amend the Company's Key Employee Stock Option
                    Plan (1993) to increase the number of shares authorized to be issued thereunder from 1,050,000 to 1,500,000, an increase of 450,000 shares.

                     For:      13,036,928
                     Against:   1,280,814
                     Abstain:     125,744


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


            (a) The following exhibits are filed with this report:


                       Exhibit
                       Number     Description of Exhibit
                       -------    ------------------------

                         27       Financial Data Schedule.
                                  (for SEC use only)


            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERFACE, INC.




Date:  August 13, 1996

                                    By: /s/ Daniel T. Hendrix
                                        -------------------------------
                                        Daniel T. Hendrix
                                        Senior Vice President
                                        (Principal Financial Officer)

                                EXHIBIT INDEX


                 EXHIBIT        DESCRIPTION OF EXHIBIT      SEQUENTIAL
                 NUMBER                                      PAGE NO.

                 27             Financial Data Schedule
                                (for SEC use only)