Form 10-Q
period 1996-09-29
INTERFACE INC
filed 1996-11-13
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934


For Quarterly Period Ended September 29, 1996

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


                                 (770) 437-6800
                 -------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Shares outstanding of each of the registrant's classes of common stock at November 4, 1996:


               Class                                    Number of Shares
-------------------------------------------------------------------------
Class A Common Stock, $.10 par value per share                18,369,893
Class B Common Stock, $.10 par value per share                 2,975,190

                                INTERFACE, INC.

                                     INDEX

                                                                                 Page
                                                                                 ----



Part I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Condensed Financial Statements

                  Balance Sheets - September 29, 1996 and December 31, 1995         3

                  Statements of Income - Three Months and Nine Months
                  Ended September 29, 1996 and October 1, 1995                      4

                  Statements of Cash Flows -  Nine Months
                  Ended September 29, 1996 and October 1, 1995                      5

                  Notes to Financial Statements                                     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              11


Part II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                13

         Item 2.  Changes in the Rights of the Company's Security
                  Holders                                                          13

         Item 3.  Defaults by the Company on Its Senior Securities                 13

         Item 4.  Submission of Matters to a Vote of Security Holders              13

         Item 5.  Other Information                                                13

         Item 6.  Exhibits and Reports on Form 8-K                                 13

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        INTERFACE, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)

(In thousands)
----------------------------------------------    September 29,  December 31,
                   ASSETS                             1996           1995
----------------------------------------------    -------------   -----------
CURRENT ASSETS:
 Cash and Cash Equivalents                            $    154       $  8,750
 Accounts Receivable                                   164,866        111,386
 Inventories                                           154,579        134,504
 Deferred Tax Asset                                      4,662          3,998
 Prepaid Expenses                                       22,021         15,748
                                                      --------       --------
    TOTAL CURRENT ASSETS                               346,282        274,386

PROPERTY AND EQUIPMENT, less
 accumulated depreciation                              202,253        183,299
EXCESS OF COST OVER NET ASSETS ACQUIRED                240,755        218,825
OTHER ASSETS                                            54,970         37,841
                                                      --------       --------
                                                      $844,260       $714,351
                                                      ========       ========
 LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
----------------------------------------------
CURRENT LIABILITIES:
 Notes Payable                                        $  5,650       $  8,546
 Accounts Payable                                       74,077         55,101
 Accrued Expenses                                       69,947         50,148
 Current Maturities of Long-Term Debt                    2,127          1,560
                                                      --------       --------
  TOTAL CURRENT LIABILITIES                            151,801        115,355

LONG-TERM DEBT, less current maturities                266,307        199,022
SENIOR SUBORDINATED NOTES                              125,000        125,000
DEFERRED INCOME TAXES                                   21,918         18,060
                                                      --------       --------
  TOTAL LIABILITIES                                    565,026        457,437
                                                      --------       --------

 Redeemable Preferred Stock                             24,751         25,000
 Common Stock:
  Class A                                                2,127          1,903
  Class B                                                  298            300
 Additional Paid-In Capital                            114,271         96,863
 Retained Earnings                                     159,507        147,039
 Foreign Currency Translation Adjustment                (3,974)         3,555
 Treasury Stock, 3,600
    Class A Shares, at Cost                            (17,746)       (17,746)
                                                      --------       --------
                                                      $844,260       $714,351
                                                      ========       ========

      See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                                  (Unaudited)


(In thousands except per share amounts)
--------------------------------------

                                                   Three Months Ended           Nine Months Ended
                                                 -------------------------   ------------------------
                                                 September 29,  October 1,   September 29, October 1,
                                                    1996          1995           1996         1995
                                                 -------------  ----------   ------------  ----------
Net Sales                                          $275,041     $203,269       $717,546    $597,414
Cost of Sales                                       187,581      139,574        492,509     412,636
                                                   --------     --------       --------    --------
  Gross Profit on Sales                              87,460       63,695        225,037     184,778
Selling, General and Administrative Expenses         65,910       47,373        170,887     139,613
                                                   --------     --------       --------    --------
  Operating Income                                   21,550       16,322         54,150      45,165
Other (Expense) Income - Net                         (9,105)      (7,730)       (25,683)    (21,909)
                                                   --------     --------       --------    --------
  Income before Taxes on Income                      12,445        8,592         28,467      23,256
Taxes on Income                                       4,864        3,265         11,153       8,838
                                                   --------     --------       --------    --------
Net Income                                            7,581        5,327         17,314      14,418
Less: Preferred Dividends                               433          438          1,299       1,312
                                                   --------     --------       --------    --------
Net Income Applicable to Common Shareholders        $ 7,148     $  4,889       $ 16,015    $ 13,106
                                                   ========     ========       ========    ========



Primary Earnings Per Common Share                     $0.34        $0.27          $0.82       $0.72
                                                   ========     ========       ========    ========

Weighted Average Common Shares Outstanding           20,935       18,252         19,604      18,237
                                                   ========     ========       ========    ========





See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)


                                                            Nine Months Ended
                                                     -------------------------------
                                                     September 29,        October 1,
(In thousands)                                           1996                1995
--------------                                       -------------        ----------
OPERATING ACTIVITIES:
 Net income                                               $17,314            $14,418
 Adjustments to reconcile net income
  to cash provided by operating activities:
   Depreciation and amortization                           25,041             21,285
   Deferred income taxes                                                       1,815
   Cash provided by (used for):
    Accounts receivable                                   (20,461)            23,528
    Inventories                                            (9,671)               647
    Prepaid and other                                      (6,112)            (2,057)
    Accounts payable and accrued expenses                  17,769             (3,818)
                                                          -------            -------
                                                           23,880             55,818
                                                          -------            -------
INVESTING ACTIVITIES:
  Capital expenditures                                    (27,795)           (26,186)
  Acquisitions of businesses                              (46,912)           (15,203)
  Other                                                    (3,354)            (2,798)
                                                          -------            -------
                                                          (78,061)           (44,187)
                                                          -------            -------
FINANCING ACTIVITIES:
  Net borrowing (reduction) of long-term debt              49,638             (9,114)
  Issuance of common stock                                    881                744
  Dividends paid                                           (4,839)            (4,597)
                                                          -------            -------
                                                           45,680            (12,967)
                                                          -------            -------
  Net cash provided by (used for) operating,
   investing and financing activities                      (8,501)            (1,336)
  Effect of exchange rate changes on cash                     (95)               (19)
                                                          -------            -------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease) during the period                (8,596)            (1,355)
  Balance at beginning of period                            8,750              4,389
                                                          -------            -------
  Balance at end of period                                $   154            $ 3,034
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


NOTE 2 - INVENTORIES

            Inventories are summarized as follows:

                      September 29,       December 31,
                            1996             1995
                          --------        ---------
Finished Goods            $ 85,218         $ 76,407

Work-in-Process             31,071           26,168

Raw Materials               38,290           31,929
                          --------         --------

                          $154,579         $134,504
                          ========         ========



NOTE 3 - BUSINESS ACQUISITIONS

     During fiscal 1996, the Company has acquired, through merger and stock purchases, thirteen commercial floorcovering contractors -- Landry's Commercial Flooring Co., Inc., based in Oregon, Reiser Associates, Inc., based in Texas, Earl W. Bentley Operating Co., Inc., based in Oklahoma, Quaker City International, Inc., based in Pennsylvania, Superior Holding Inc., based in Texas, Flooring Consultants, Inc., based in Arizona, ParCom, Inc., based in Virginia, Congress Flooring Corp., based in Massachusetts, Southern Contract Systems, Inc., based in Georgia, B. Shehadi & Sons, Inc., based in New Jersey, A & F Installation, Inc., based in New Jersey, Lasher/White Carpet Co., Inc., based in New York and Oldtown Carpet Center, Inc.,

                        INTERFACE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

based in North Carolina -- for approximately $50,895,000, in the aggregate (comprised of $32,888,000 in cash and $18,007,000 in Interface common stock). All the acquisitions were accounted for as purchases with the exception of the acquisition of B. Shehadi & Sons, Inc. which was accounted for under the pooling of interests method of accounting; accordingly, the results of operations for the acquired companies are included in the Company's consolidated financial statements from the date of the acquisitions with the exception of the acquisition of B. Shehadi & Sons results of operations which are included in the Company's consolidated financial statements from the beginning of the year. The excess of the purchase price over the fair value of the net liabilities was approximately $29,149,000 and is being amortized over 25 years.

     In February 1996, the Company acquired the outstanding common stock of Renovisions, Inc., a nationwide installation services firm (based in Georgia) that has pioneered a new method of carpet replacement, for approximately $5,000,000 in cash. The acquisition was accounted for as a purchase and, accordingly, the results of operations for Renovisions are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets was approximately $4,240,000, and is being amortized over 25 years.

     In February 1996, the Company acquired the outstanding common stock of C-Tec, Inc., a Michigan based producer of raised/access flooring systems, for approximately $8,750,000 (comprised of $4,500,000 in cash and $4,250,000 in 6% subordinated convertible notes). The acquisition was accounted for as a purchase and, accordingly, the results of operations for C-Tec are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net liabilities was approximately $3,144,000, and is being amortized over 25 years.


NOTE 4 - EARNINGS PER SHARE AND DIVIDENDS

     Earnings per share are computed by dividing net income applicable to common shareholders by the combined weighted average number of shares of Class A and Class B Common Stock outstanding during the particular reporting period. The earnings computation does not give effect to the negligible dilutive impact of outstanding stock options. The Series A Cumulative Convertible Preferred Stock issued in June 1993 is not considered to be a common stock equivalent because at the date of issuance the stated rate of interest was greater than 66 2/3% of the AAA bond rate. In computing primary earnings per share, the preferred stock dividend of 7% per annum reduces income applicable to common shareholders.
For the purposes of computing earnings per share and dividends paid per share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (3,600,000 Class A shares, recorded at cost).

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


                        INTERFACE, INC. AND SUBSIDIARIES
              Note 5 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

                                               For the Nine Months Ended September 29, 1996

                                                                                             Consolidation
                                                                   Non-      Interface, Inc.      and
                                                 Guarantor      Guarantor        (Parent      Elimination    Consolidated
                                                Subsidiaries   Subsidiaries   Corporation)      Entries         Totals
                                                --------------------------------------------------------------------------
                                                                             (in thousands)
Net sales                                           $472,106       $300,249               -       $(54,809)      $717,546
Cost of sales                                        332,946        214,372               -        (54,809)       492,509
                                                     -------       --------         -------       --------       --------
  Gross profit on sales                              139,160         85,877               -              -        225,037
Selling, general and administrative expenses          98,580         60,545          11,762              -        170,887
                                                     -------       --------         -------       --------       --------
  Operating income                                    40,580         25,332         (11,762)             -         54,150
                                                     -------       --------         -------       --------       --------
Other expense (income)
     Interest Expense                                  5,644          5,367          14,591              -         25,602
     Other                                             1,861          1,246          (3,026)             -             81
                                                     -------       --------         -------       --------       --------
      Total other expense                              7,505          6,613          11,565              _         25,683
                                                     -------       --------         -------       --------       --------
      Income before taxes on income and equity
       in income of subsidiaries                      33,075         18,719         (23,327)             -         28,467
Taxes on income                                       13,798          6,763          (9,408)             -         11,153
Equity in income of subsidiaries                           -              -          31,233        (31,233)             -
                                                     -------       --------         -------       --------       --------
  Net income                                          19,277         11,956          17,314        (31,233)        17,314
Preferred stock dividends                                  -              -           1,299              -          1,299
                                                     -------       --------         -------       --------       --------
Net income applicable to common share holders        $19,277       $ 11,956         $16,015       $(31,233)      $ 16,015
                                                     =======       ========         =======       ========       ========

                        INTERFACE, INC. AND SUBSIDIARIES
              Note 5 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

                                         September 29, 1996

                                                                                   Consolidation
                                                           Non-     Interface, Inc.     and
                                           Guarantor    Guarantor      (Parent      Elimination   Consolidated
                                         Subsidiaries  Subsidiaries  Corporation)     Entries        Totals
                                         ---------------------------------------------------------------------
                                                                     (in thousands)

ASSETS

Current Assets:
  Cash and cash equivalents                  $    947     $  4,896        $(5,689)             -      $    154
  Accounts receivable                         102,825       81,301        (19,260)             -       164,866
  Inventories                                  96,197       57,383            999              -       154,579
  Miscellaneous                                 6,175       14,559          5,949              -        26,683
                                             --------     --------       --------      ---------      --------
     Total current assets                     206,144      158,139        (18,001)             -       346,282

Property and equipment, less accumulated
  depreciation                                140,951       57,204          4,098              -       202,253
Investment in subsidiaries                    108,977       17,746        331,921       (458,644)            0
Miscellaneous                                 134,876       35,419        416,027       (531,352)       54,970
Excess of cost over net assets acquired       148,804       88,462          3,489              -       240,755
                                             --------     --------       --------      ---------      --------
                                             $739,752     $356,970       $737,534      $(989,996)     $844,260



LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                              $  5,168     $    482              -              -      $  5,650
  Accounts payable                             47,961       25,743            373              -        74,077
  Accrued expenses                             40,982       29,558           (593)             -        69,947
  Current maturities of long-term debt          2,029           98              -              -         2,127
                                             --------     --------       --------      ---------      --------
     Total current liabilities                 96,140       55,881           (220)             -       151,801

Long-term debt, less current maturities       199,944      102,606        296,496       (332,739)      266,307
Senior subordinated notes                           -            -        125,000              -       125,000
Deferred income taxes                          16,063          582          5,273              -        21,918
                                             --------     --------       --------      ---------      --------
     Total liabilities                        312,147      159,069        426,549       (332,739)      565,026

Redeemable preferred stock                     57,891            -         24,751        (57,891)       24,751
Common stock                                   84,834       98,526          2,425       (183,360)        2,425
Additional paid-in capital                    167,307       21,480        114,272       (188,788)      114,271
Retained earnings                             120,810       73,797        173,905       (209,005)      159,507
Foreign currency translation adjustment        (3,237)       4,098         (4,368)          (467)       (3,974)
Treasury stock                                      -            -              -        (17,746)      (17,746)
                                             --------     --------       --------      ---------      --------
                                             $739,752     $356,970       $737,534      $(989,996)     $844,260
                                             ========     ========       ========      =========      ========

                        INTERFACE, INC. AND SUBSIDIARIES
              Note 5 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

                                                       For the Nine Months Ended September 29, 1996

                                                                                        Consolidation
                                                               Non-     Interface, Inc.      and
                                              Guarantor     Guarantor       (Parent      Elimination   Consolidated
                                             Subsidiaries  Subsidiaries  Corporation)      Entries        Totals
                                             ----------------------------------------------------------------------
                                                                        (in thousands)
Cash flows from operating activities              $20,357      $26,721        $(23,198)             -       $23,880
                                                  -------      -------        --------         ------       -------
Cash flows from investing activities:
  Purchase of plant and equipment                 (16,488)      (8,242)         (3,065)             -       (27,795)
  Acquisitions, net of cash acquired                                           (46,912)             -       (46,912)
  Other                                                                         (3,354)             -        (3,354)
                                                  -------      -------        --------         ------       -------
Net cash provided by (used in) investing
  activities                                      (16,488)      (8,242)        (53,331)             -       (78,061)
                                                  -------      -------        --------         ------       -------
Cash flows from financing activities:
  Net borrowings (repayments)                      (5,906)     (18,626)         74,170              -        49,638
  Proceeds from issuance of common stock                                           881              -           881
  Cash dividends paid                                                           (4,839)             -        (4,839)
  Other                                                                                             -             -
                                                  -------      -------        --------         ------       -------
Net cash provided by (used in) financing
  activities                                       (5,906)     (18,626)         70,212              -        45,680
                                                  -------      -------        --------         ------       -------
Effect of exchange rate change on cash                  -          (95)              -              -           (95)
                                                  -------      -------        --------         ------       -------
Net increase (decrease) in cash                    (2,037)        (242)         (6,317)             -        (8,596)
Cash at beginning of year                           2,984        5,138             628              -         8,750
                                                  -------      -------        --------         ------       -------
Cash at end of year                               $   947      $ 4,896        $ (5,689)             -       $   154
                                                  =======      =======        ========         ======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS. For the three month and nine month periods ended September 29, 1996, the Company's net sales increased $71.8 million (35.3%) and $120.1 (20.1%), respectively, compared with the same periods in 1995. The increase was primarily attributable to (i) increased sales volume associated with the acquisitions of the companies in the Company's newly formed U.S. distribution network, Re:Source Americas, (ii) increased sales volume in the Company's floorcoverings operations in the United States, Continental Europe and Australia; (iii) increased sales volume in the Company's interior fabrics operations associated with the acquisitions of Toltec Fabrics, Inc. in June 1995, and the Intek Division of Springs Industries in December 1995, and (iv) increased sales volume in the Company's specialty resources division associated with the acquisition of C-Tec, Inc. in February 1996. These increases were offset somewhat by a weakening of the currencies of certain key markets (particularly the British pound sterling, Dutch guilder and Japanese yen) against the U.S. dollar, the Company's reporting currency.

     Cost of sales, as a percentage of sales, decreased slightly to 68.2% and 68.6%, respectively, for the three month and nine month periods ended September 29, 1996, when compared to 68.7% and 69.1% for the same periods in 1995. The Company recognized a decrease in manufacturing costs in its operations due to continued implementation of its make-to-order production strategy and "war-on-waste" initiative, which created manufacturing efficiencies as well as a shift to higher margin products. In addition to the improved manufacturing efficiencies, the Company achieved improved pricing in its floorcovering operations. These benefits were somewhat offset by the acquisitions of Toltec, Intek, C-Tec, and the companies comprising the Company's new distribution network, which historically had higher cost of sales than the Company.

     Selling, general and administrative expenses as a percentage of sales increased slightly to 24.0% and 23.8%, respectively, for the three month and nine month periods ended September 29, 1996, compared to 23.3% and 23.4% for the same periods in 1995. The increase for the three month period was attributable to (i) administrative expenses associated with building an infrastructure to manage Re:Source Americas, (ii) increased marketing and sampling expenses in the floorcovering operations associated with the introduction of new products as the Company moves to implement a mass customization strategy in its European and U.S. operations and (iii) the acquisitions of Toltec
Fabrics and Intek which, historically, had higher SG&A ratios than the Company.

     For the three month and nine month periods ended September 29, 1996, the Company's other expense increased $1.4 million and $3.8 million, respectively, compared to the same periods in 1995, primarily due to an increase in bank debt incurred as a result of the Company's acquisitions, as well as increased interest rates associated with the issuance of the Company's senior subordinated notes in November

1995 and subsequent redemption of the Company's convertible subordinated debentures.

     As a result of the aforementioned factors, the Company's net income (after adjustment for preferred dividends) increased 46.2% to $7.1 million and 22.2% to $16.0 million, respectively, for the three month and nine month periods ended September 29, 1996, compared to the same periods in 1995.

     LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash during the nine month period ended September 29, 1996 have been (i) $ 46.9 million associated with acquisitions, (ii) $27.8 million for additions to property and equipment in the Company's manufacturing facilities, and (iii) $3.4 million related to various deposits and long-term note receivables. These uses were funded primarily by $49.6 million from long-term financing and $23.8 million from operating activities.

        Cash provided by operating activities decreased to $23.8 million during the nine month period ended September 29, 1996 from $55.8 million during the corresponding period in the prior year. This decrease was caused primarily by an increase in accounts receivable, subsequent to the Company's sale of $33.9 million of domestic receivables under a securitization program at the end of fiscal year 1995.

     The Company, as of September 29, 1996, recognized a $ 7.5 million decrease in foreign currency translation adjustment compared to that of December 31, 1995. The decrease was associated primarily with the Company's investments in subsidiaries located in the United Kingdom and Continental Europe. The translation adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 52.

     The Company employs a variety of off-balance sheet financial instruments, including foreign currency swap agreements and foreign currency exchange contracts, to reduce its exposure to adverse fluctuations in interest and foreign currency exchange rates. At September 29, 1996, the Company had approximately $64.3 million (notional amount) of foreign currency hedge contracts outstanding, consisting principally of currency swap contracts to hedge firmly committed Dutch guilder and Japanese yen currency revenues. At September 29, 1996, the Company utilized interest rate swap agreements to effectively convert approximately $73 million of variable rate debt to fixed rate debt. The interest rate swap agreements have maturity dates ranging from nine to twenty-four months.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed with this report:

              Exhibit
              Number   Description of Exhibit
              -------  ----------------------
              [S]      [C]

               3.1     Articles of Incorporation (composite as of September 8,
                       1988) (included as Exhibit 3.1 to the Company's annual report on Form 10-K for the year ended January 3, 1993 previously filed with the Commission and incorporated herein by reference) and Articles of Amendment (Series A Preferred Stock Designation), dated June 17, 1993 (included as Exhibit 4.1 to the Company's current report on Form 8-K, filed with the Commission on July 7, 1993 and incorporated herein by reference).

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

               4.4     Form of Exchange Note (included as part of Exhibit 4.2).

               10.1 Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 30, 1996, among the Company (and certain direct and indirect subsidiaries), SunTrust Bank and The First National Bank of Chicago.

               10.2 Sixth Amendment to Revolving Credit Loan Agreement, dated as of August 5, 1996, between Interface Flooring Systems, Inc. and SunTrust Bank.

               10.3 Employment Agreement of Raymond S. Willoch, dated as of August 1, 1996.

               10.4 Agreement (Change in Control) of Raymond S. Willoch, dated as of August 1, 1996.

               27.1    Financial Data Schedule (for SEC use only).

          (b) No reports on Form 8-K were filed during the quarter ended September 29, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERFACE, INC.



Date:  November 11, 1996           By:/s/ Daniel T. Hendrix
                                      -------------------------------
                                      Daniel T. Hendrix
                                      Senior Vice President
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT       DESCRIPTION OF EXHIBIT                           SEQUENTIAL
NUMBER                                                         PAGE NO.

3.1           Articles of Incorporation (composite as of September 8, 1988)
             (included as Exhibit 3.1 to the Company's annual report on Form
             10-K for the year ended January 3, 1993 previously filed with the Commission and incorporated herein by reference) and Articles of Amendment (Series A Preferred Stock Designation), dated June 17,
             1993 (included as Exhibit 4.1 to the Company's current report on Form 8-K, filed with the Commission on July 7, 1993 and incorporated herein by reference).

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

4.4          Form of Exchange Note (included as part of Exhibit 4.2).

10.1 Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 30, 1996, among the Company (and certain direct and indirect subsidiaries), SunTrust Bank and The First National Bank of Chicago.

10.2         Sixth Amendment to Revolving Credit Loan Agreement, dated as of
             August 5, 1996, between Interface Flooring Systems, Inc. and
             SunTrust Bank.

10.3         Employment Agreement of Raymond S. Willoch, dated as of August 1,
             1996.



10.4         Agreement (Change in Control) of Raymond S. Willoch, dated as of
             August 1, 1996.


27.1         Financial Data Schedule
             (for SEC use only)