Form 10-K405/A
period 1995-12-31
INTERFACE INC
filed 1996-11-21
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K/A


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

Securities Registered Pursuant to Section 12(g) of the Act:  CLASS A COMMON
                                                           -----------------
STOCK, $0.10 PAR VALUE PER SHARE
--------------------------------
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

     The Company uses a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors -- particularly offices, health care facilities, airports, educational and other institutions, and retail facilities. The Company's carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information. While the Company continues to manufacture and sell the major portion of its carpet tile in standard styles, an increasing volume of the Company's modular carpet sales are custom or made-to-order products designed to meet particular customer specifications.

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

     The Company's significant international operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, foreign exchange restrictions, changing political conditions and governmental regulations. The Company also receives a substantial portion of its revenues in currencies other than U.S. Dollars, which makes it subject to the risks inherent in currency translations. Although the Company's ability to manufacture and ship products from facilities in several foreign countries reduces the risks of foreign currency fluctuations it might otherwise experience, and the Company also engages from time to time in hedging programs intended to reduce further those risks, the scope and volume of the Company's global operations make it impossible to eliminate completely all foreign currency translation risks as a factor for the Company's financial results.

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

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Management believes that the Company is in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on the Company's financial condition or results of operations in the past and are not expected to have a material adverse impact in the future.

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

     The Company also owns numerous trademarks in the United States and abroad. Some of the more prominent registered trademarks of the Company include:
Interface, Heuga, Intersept, GlasBac, System Six, Guilford of Maine, Bentley and Prince St. Technologies. In addition to the United States, the primary countries in which the Company has registered its trademarks are the United Kingdom, Germany, Italy, France, Canada, Australia, and Japan. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

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


NAME                      AGE                     PRINCIPAL POSITION(S)
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

     Mr. Whitener joined the Company in November 1993 as Senior Vice President
- Sales & Marketing of IFS. In October 1994, he became a Senior Vice President of the Company and President and Chief Executive Officer of IFS and Interface Americas, and assumed responsibility for the Company's modular carpet operations throughout North, Central and South America. In July 1995, Mr. Whitener also assumed corporate responsibility for Bentley Mills. From April 1988 until joining the Company, Mr. Whitener served in various sales management capacities with Collins & Aikman (Floorcoverings Division), including Vice President - Marketing from March 1993.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Consolidated Financial Statements and the Report of Independent Certified Public Accountants are presented below. The Supplemental Guarantor Condensed Consolidating Financial Statements required pursuant to Rule 3-10(a) of Regulation S-X are included on pages 40 through 45 of this Report. The Supplemental Consolidating Financial Statements of the Company (a holding company) and the Guarantors should be read in conjunction with the Consolidated Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because the Guarantors are jointly, severally and unconditionally liable under the relevant guarantees, and the Company believes the Supplemental Consolidating Financial Statements presented are more meaningful in understanding the financial position of the Guarantors. (See
Note 9 of the notes to Consolidated Financial Statements for a description of the notes guaranteed.) There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

                        INTERFACE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                         December 31,    January 1,       January 2,
                                                            1995            1995             1994
                                                        ------------   ------------   -------------
                                                             (in thousands, except share data)
Net sales...........................................       $802,066       $725,283       $625,067
Cost of sales.......................................        551,643        504,098        427,321
                                                           --------       --------       --------
 Gross profit on sales..............................        250,423        221,185        197,746
Selling, general and administrative expenses........        188,880        170,375        151,576
                                                           --------       --------       --------
 Operating income...................................         61,543         50,810         46,170
                                                           --------       --------       --------
Other expense
 Interest expense...................................         26,753         24,094         22,840
 Other..............................................          3,114          1,003          2,026
                                                           --------       --------       --------
  Total other expense...............................         29,867         25,097         24,866
                                                           --------       --------       --------
Income before taxes on income and extraordinary
 item ..............................................         31,676         25,713         21,304
Taxes on income.....................................         11,336          9,257          7,455
                                                           --------       --------       --------
Income before extraordinary item....................         20,340         16,456         13,849
 Extraordinary loss on early extinguishment of debt
 (net of tax).......................................          3,512              -              -
                                                           --------       --------       --------
 Net income.........................................         16,828         16,456         13,849
Preferred stock dividends...........................          1,750          1,750            913
                                                           --------       --------       --------
 Net income applicable to common shareholders.......       $ 15,078       $ 14,706         12,936
                                                           ========       ========       --------
Primary earnings per common share
 Income before extraordinary item...................       $   1.02       $   0.82       $   0.75
 Extraordinary loss on early extinguishment of debt
 (net of tax).......................................           0.19              -              -
                                                           --------       --------       --------
Net income..........................................       $   0.83       $   0.82       $   0.75
                                                           ========       ========       ========

See accompanying notes to consolidated financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                             December 31,       January 1,
                       Assets                                   1995               1995
                                                        -----------------------------------
                                                        (in thousands, except share data)
Current
 Cash and cash equivalents...........................           $  8,750           $  4,389
 Escrowed and restricted funds.......................                  -              2,663
 Accounts receivable.................................            111,386            133,536
 Inventories.........................................            134,504            132,650
 Prepaid expenses....................................             15,748             15,110
 Deferred income taxes...............................              3,998              3,767
                                                                --------           --------
  Total current assets...............................            274,386            292,115
                                                                --------           --------
Property and equipment, less accumulated
 depreciation........................................            183,299            152,874
Miscellaneous........................................             30,980             31,895
Deferred income taxes................................              6,861              3,672
Excess of cost over net assets.......................            218,825            202,852
                                                                --------           --------
                                                                $714,351           $683,408
                                                                ========           ========
     Liabilities and Common Shareholders Equity
Current liabilities
 Notes payable.......................................           $  8,546           $  5,501
 Accounts payable....................................             55,101             54,201
 Accrued expenses....................................             50,148             56,940
 Current maturities of long-term debt................              1,560                853
                                                                --------           --------
  Total current liabilities..........................            115,355            117,495
                                                                --------           --------
Long-term debt, less current maturities..............            199,022            209,663
Senior subordinated notes............................            125,000                  -
Convertible subordinated debentures..................                  -            103,925
Deferred income taxes................................             18,060             13,235
                                                                --------           --------
  Total liabilities..................................            457,437            444,318
Redeemable preferred stock...........................             25,000             25,000
Common stock.........................................              2,203              2,179
Additional paid-in capital...........................             96,863             93,450
Retained earnings....................................            147,039            136,343
Foreign currency translation adjustment..............              3,555               (136)
Treasury stock, 3,600,000 Class A shares, at cost....            (17,746)           (17,746)
                                                                --------           --------
                                                                $714,351           $683,408
                                                                ========           ========

See accompanying notes to consolidated financial statements.

                       INTERFACE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            December 31,    January 1,     January 2,
                                                                1995           1995          1994
                                                            ------------  --------------   ----------
                                                                       (in thousands)
Operating activities
 Net income.............................................        $16,828         $16,456     $13,849
 Adjustments to reconcile net income to cash provided by
  operating activities
  Depreciation and amortization..........................        28,944          28,180      24,512
  Extraordinary loss on early extinguishment of debt
   (net of tax)..........................................         3,512               -           -
  Deferred income taxes..................................         1,431          (1,994)     (5,853)
  Cash provided by (used for)
   Accounts receivable....................................       25,978          (2,788)     (1,569)
   Inventories............................................        5,979          (6,849)      3,147
   Prepaid expenses and other.............................            8          (1,671)     (6,374)
   Accounts payable and accrued expenses..................       (6,132)          2,061      12,870
                                                              ---------        --------    --------
                                                                 76,548          33,395      40,582
                                                              ---------        --------    --------
Investing activities
 Capital expenditures...................................        (42,123)        (21,315)    (20,639)
 Acquisitions of businesses.............................        (27,554)         (1,409)    (15,209)
 Changes in escrowed and restricted funds...............          2,663           1,352         404
 Other..................................................         (5,145)         (5,030)     (7,039)
                                                              ---------        --------    --------
                                                                (72,159)        (26,402)    (42,483)
                                                              ---------        --------    --------
Financing activities
 Principal borrowings (payments) on long-term debt......        (11,935)         75,011     (11,500)
 Proceeds from issuance of subordinated notes...........        121,543               -           -
 Extinguishment of convertible subordinated debentures..       (106,419)              -           -
 Net borrowing (payments) under lines of credit.........          1,965         (75,233)     15,572
 Proceeds from issuance of common stock.................            984             678       1,898
 Dividends paid.........................................         (6,132)         (6,073)     (5,063)
 Other..................................................              -          (2,026)          -
                                                              ---------        --------    --------
                                                                      6          (7,643)        907
                                                              ---------        --------    --------
Net cash provided by (used for) operating, investing,
 and financing activities...............................          4,395            (650)       (994)
Effect of exchange rate changes on cash................             (34)            365        (156)
                                                              ---------        --------    --------
Cash and cash equivalents..............................
 Net increase (decrease)................................          4,361            (285)     (1,150)
 Balance, beginning of year.............................          4,389           4,674       5,824
                                                              ---------        --------    --------
 Balance, end of year...................................         $8,750          $4,389      $4,674
                                                              =========        ========    ========

See accompanying notes to consolidated financial statements.

                      INTERFACE, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation


The consolidated financial statements include the accounts of Interface, Inc. (the "Company") and its subsidiaries. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

Inventories

Inventories are valued at the lower of cost (standards which approximate actual cost on a first-in, first-out basis) or market..
Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements - ten to fifty years; furniture and equipment - three to twelve years. Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. The Company capitalized interest costs of approximately $1.4 million and $0.3 million for the years ended December 31, 1995 and January 1, 1995, respectively. Depreciation expense amounted to approximately $18.2 million, $20.8 million and $17.6 million for the years ended December 31, 1995, January 1, 1995 and January 2, 1994, respectively.

The Company plans to adopt Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Term Assets and for Long-Lived Assets to Be Disposed Of". After adoption, the operational policy of the Company will be to evaluate long-lived assets and certain identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement, when adopted by the Company during 1996 is not expected to have a material impact on operating results.

Goodwill

The excess of purchase price over fair value of net assets of acquired businesses arises in connection with business combinations accounted for as purchases and is amortized on a straight-line basis, generally over forty years. Accumulated amortization amounted to approximately $33.2 million and $27.1 million at December 31, 1995 and January 1, 1995, respectively.

The Company's operational policy for the assessment and measurement of any impairment in the value of excess of cost over net assets acquired which is other than temporary is to evaluate the recoverability and remaining life of its goodwill and determine whether the goodwill should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of goodwill. If the Company determines that goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated operating cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.

Taxes on Income

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial Statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

Earnings Per Common Share and Dividends

Earnings per common share are computed by dividing net income applicable to common shareholders by the combined weighted average number of shares of Class A and Class B Common Stock outstanding during each year. The Redeemable Preferred Stock is not considered to be a common stock equivalent because at the date of issuance the stated rate of interest was greater than 66-2/3% of the then Aa+ corporate bond yield. In computing primary earnings per common share, the Preferred Stock dividend reduces net income applicable to common shareholders. Primary earnings per common share are based upon 18,254,965 shares, 18,012,722 shares and 17,302,000 shares for the years ended December 31, 1995, January 1, 1995, and January 2, 1994, respectively. For fiscal 1995, 1994, and 1993 fully diluted earnings per common share were antidilutive. For the purposes of computing earnings per common share and dividends paid per common share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly owned subsidiary (3,600,000 Class A shares recorded at cost).

Revenue Recognition

Revenues are recognized when products are shipped.

Translation of Foreign Currencies

The financial position and results of operations of the Company's foreign subsidiaries are measured generally using local currencies as the functional currency. Income and expense items are translated at average exchange rates for the year. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year end. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign net investment or an investment being no longer considered long-term in nature, the related foreign currency translation results are reversed from equity to income.
Foreign currency translation gains and losses are included in income. Exchange gains and losses are not material in amount in any year.

Derivatives

Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains or losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

Fiscal Year

The Company's fiscal year ends on the Sunday nearest December 31. The fiscal years ended December 31, 1995, January 1, 1995 and January 2, 1994 each comprised 52 weeks.

Reclassifications

Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

Note 2 - Business Acquisitions

In December 1995, the Company acquired substantially all of the assets of the Intek division of Springs Industries for approximately $13.9 million. Intek, based in North Carolina, manufactures and markets panel fabrics. The transaction was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired was approximately $5.1 million and is being amortized over 40 years. The results of operations of Intek since the acquisition date have been included within the consolidated financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In June 1995, the Company acquired substantially all of the assets of Toltec Fabrics, Inc. a manufacturer of panel fabrics based in North Carolina, for approximately $13.3 million, which was comprised of $7.7 million in cash and $5.6 million in notes. The transaction was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired was approximately $6.9 million and is being amortized over 40 years. The results of operations of Toltec since the acquisition date have been included within the consolidated financial statements.

In March 1994, the Company acquired 100% of the outstanding capital stock of Prince Street Technologies, Ltd. , a manufacturer of broadloom carpet. As consideration the Company issued 674,953 shares of Class A common stock valued at approximately $8.9 million. The transaction was accounted for as a purchase. At the acquisition date, the fair value of the net liabilities of Prince Street exceeded the fair value of the net assets by approximately $0.6 million. Accordingly, the excess of the purchase price ($9.3 million) over the fair value of the net liabilities assumed was approximately $9.9 million and is being amortized over 40 years. The results of the operations of Prince Street since the acquisition date have been included within the consolidated financial statements.

The Company, through a series of stock purchases in June 1993, acquired 100% of the outstanding capital stock of Bentley Mills, Inc., a manufacturer of broadloom and modular carpet, for the aggregate consideration of approximately $34.0 million, which was comprised of $9.0 million in cash and $25.0 million of newly issued Series A Cumulative Convertible Preferred Stock. The results of the operations of Bentley since the acquisition date have been included within the consolidated financial statements.

In February 1993, the Company acquired the assets of the fabric division of Stevens Linen Associates, Inc., based in Massachusetts, for approximately $4.9 million.


Note 3 - Cash and Cash Equivalents

         Cash and cash equivalents consisted of the following:


                        December 31,         January 1,
                           1995                1995
                    ------------------  ------------------
Cash..............      $7,261              $3,496
Cash equivalents..       1,489                 893
                    ------------------  ------------------
                        $8,750              $4,389
                    ==================  ==================


     Cash equivalents, carried at cost which approximate market, consist of short-term, highly liquid investments which are readily convertible into cash and have initial maturities of three months or less. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. The Company has classified all its securities as "available for sale". Fair value of these securities, comprised primarily of repurchase agreements with commercial banks, approximates cost. Under the Company's cash management program, which provides for daily replenishment of major bank accounts for check clearing requirements, checks in transit are not considered reductions of cash or accounts payable until presented to the bank for payment. At December 31, 1995 and January 1, 1995, checks not yet presented to the bank totaled approximately $7.7 million and $6.3 million, respectively. Prior to December 1995, in accordance with a workers' compensation self-insurance arrangement in the State of Maine, the Company was required by state law to maintain a trust account to pay workers' compensation claims. At January 1, 1995, the trust account had a balance of approximately $2.4 million, and was segregated from cash and cash equivalents and reflected as escrowed and restricted funds. In December 1995, the Company received a refund of all previously escrowed funds in exchange for obtaining a $4.4 million irrevocable letter of credit. Cash payments for interest amounted to approximately $27.9 million, $24.0 million and $23.4 million for the years ended December 31, 1995, January 1, 1995, and January 2, 1994, respectively. Income tax payments amounted to approximately $8.2 million, $6.5 million and $16.3 million, respectively, for the years ended December 31, 1995, January 1, 1995, and January 2, 1994.

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Receivables

In August 1995, the Company commenced an Accounts Receivable securitization program that provides the Company up to $65.0 million of funding from the sale of trade accounts receivable generated by certain of its operating subsidiaries. As of December 31, 1995, the Company had sold accounts receivable under this agreement for which proceeds of approximately $33.9 million were received. As of December 31, 1995 and January 1, 1995, the allowance for bad debts amounted to approximately $5.9 million and $6.5 million respectively for all accounts receivable of the Company.


Note 5 - Inventories

Inventories consisted of the following:


                                             December 31,  January 1,
                                                1995          1995
                                              -----------  ----------
                                                    (in thousands)
Finished goods..........                       $ 76,407     $  74,542
Work-in-process.........                         26,168        20,250
Raw materials...........                         31,929        37,858
                                               --------      --------
                                               $134,504      $132,650
                                               ========      ========


Note 6 - Property and Equipment

         Property and equipment consisted of the following:




                                              December 31,   January 1,
                                                   1995        1995
                                              -----------    ----------
                                                   (in thousands)
Land....................                      $  11,109       $   8,623
Buildings...............                         82,189          71,752
Equipment...............                        200,312         200,937
Construction-in-process.                         41,635           6,283
                                              ---------       ---------
                                                335,245         287,595
Accumulated depreciation.                      (151,946)       (134,721)
                                              ---------       ---------
                                              $ 183,299       $ 152,874
                                              =========       =========



        The estimated cost to complete construction-in-process for which the Company was committed at December 31, 1995 was approximately $10.0 million.

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Accrued Expenses

Accrued expenses consisted of the following:





                                   December 31,      January 1,
                                       1995             1995
                                   ------------      ----------
                                          (in thousands)
Taxes......................          $10,130          $17,989
Compensation...............           13,692           12,312
Interest...................            2,229            3,200
Other......................           24,097           23,439
                                     -------          -------
                                     $50,148          $56,940
                                     =======          =======


Note 8 - Long-Term Debt

Long-term debt consisted of the following:



                                  December 31,      January 1,
                                      1995             1995
                                  ------------      ----------
                                          (in thousands)
Secured term loans.........         $ 50,000       $  50,000
Revolving credit
agreements.................          143,209         156,165
Other......................            7,373           4,351
                                    --------         --------
  Total long-term debt.......        200,582         210,516
  Less current maturities....         (1,560)           (853)
                                    --------        --------
                                    $199,022        $209,663
                                    ========        ========


     During February 1996, the Company entered into an agreement to amend and restate its revolving credit and term loan facilities. The amendment provides for an increase in the revolving credit facilities by $50 million to fund the implementation of the Company's planned new distribution network.

     The amended and restated revolving credit and secured term loans are collateralized by substantially all of the outstanding stock of the Company's operating subsidiaries (except certain foreign subsidiaries, for which only 66% of the outstanding stock is pledged). The secured term loans are payable in two equal installments of $25 million at December 29, 2000 and December 31, 2001, plus accrued interest. Interest is charged, at the Company's option, at a rate based on either the bank's certificate of deposit rate or LIBOR, plus an applicable margin of 3/8% to 1 1/4%, depending upon the Company's ability to meet certain performance criteria; or the bank's prime lending rate (8.5% at December 31, 1995). The Company is also required to pay a commitment fee of 3/8% per annum on the unused portion of the revolving credit loans depending upon the Company's ability to meet certain performance criteria. The agreements require prepayment from specified excess cash flows or proceeds from certain asset sales and provide for restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and limit the payment of dividends. At December 31, 1995, approximately $18.2 million of the Company's retained earnings were unrestricted and available for payment of dividends under the most restrictive terms of the agreement.

                      INTERFACE, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Future maturities of long-term debt and senior subordinated notes (Note
9), based on fixed payments (amounts could be higher if excess cash flows or asset sales require prepayment of debt under the credit agreements), are as follows (in thousands):



Fiscal Year
-----------
1996...................                 $  1,560
1997...................                    1,563
1998...................                    1,550
1999...................                  144,759
2000...................                   26,150
Thereafter.............                  150,000
                                        --------
                                        $325,582
                                        ========

     Additionally, the Company maintains approximately $38 million in revolving lines of credit through several of its subsidiaries. Interest is generally charged at the prime lending rate or LIBOR. The weighted average interest rate on borrowings outstanding at December 31, 1995 for the year was approximately 6.4%. Approximately $8.5 million and $5.5 million was outstanding under these lines at December 31, 1995 and January 1, 1995, respectively.

Note 9 - Senior Subordinated Notes

     In November 1995, the Company issued $125 million in 9 1/2% Senior Subordinated Notes due 2005 (the "Notes"). Interest is payable semi-annually on May 15 and November 15, commencing May 15, 1996. Cash proceeds of approximately $121.5 million (after underwriting discount of approximately $3.5 million) from the issuance were used to retire $101.5 million aggregate principal amount of 8% Convertible Subordinated Debentures. The remaining proceeds were used to reduce outstanding borrowings under revolving credit agreements.

     The Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, by each of the Company's principal domestic subsidiaries (the "Guarantors"). The Guarantors include Interface Flooring Systems, Inc., Bentley Mills, Inc., Guilford of Maine, Inc., Prince Street Technologies, Ltd. and several other smaller domestic subsidiaries.

        The Notes are redeemable for cash at any time on or after November 15, 2000 at the Company's option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on November 15, 2003, plus accrued interest thereon to the date fixed for redemption. The fair value of these obligations approximates their carrying value.

Note 10 - Convertible Subordinated Debentures


      The Company previously had outstanding $103.9 million aggregate principal amount of Convertible Subordinated Debentures ("Debentures") maturing in 2013, which were sold in a public offering. The Debentures were unsecured obligations of the Company with interest at 8%. They were convertible into shares of the Company's Class A Common Stock at a conversion price of approximately $16.92 per share. Sinking fund payments starting in 1999, were required to retire 70% of the Debentures prior to maturity. The Debentures were redeemable, at the option of the Company, at a price of 102.4% during fiscal 1995.

     Approximately $101.5 million aggregate principal amount of the Debentures was extinguished with the proceeds from the issuance of the Notes (See Note 9). Approximately $2.5 million aggregate principal amount of the Debentures was converted into 145,034 shares of Class A Common Stock. This extinguishment was a non-cash transaction and, accordingly is not included in the statement of cash flows. The Company recorded an extraordinary loss of approximately
$3.5 million ($0.19 per common share), net of income taxes of approximately $2.2 million, consisting of redemption premiums and the write-off of deferred financing costs, related to the early extinguishment of this debt.

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Redeemable Preferred Stock

     The Company is authorized to issue 5.0 million shares of $1.00 par value Preferred Stock and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock, and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company.

     In conjunction with the Bentley acquisition, the Company issued 250,000 shares of Series A Cumulative Convertible Preferred Stock with a face value of $100 per share. The Series A Preferred Stock is entitled to a 7% annual cumulative cash dividend ($7.00 per preferred share) that is payable quarterly. Series A Preferred Stock is non-voting, except as required by law or in limited circumstances to protect its preferential rights. The Series A Preferred Stock is convertible into shares of the Company's Class A Common Stock at the rate of one share of Class A Common Stock for each $14.79 face value thereof plus the amount of any accrued but unpaid dividends. At December 31, 1995, the Series A Preferred Stock and accrued dividends thereon were convertible into 1,720,204 shares of Class A Common Stock.

     The Company, at its sole option, may redeem any of the then outstanding Series A Preferred Stock by paying in cash for each share redeemed the face value thereof, plus all accrued but unpaid dividends. Until May 31,1996, such redemption is allowable if the market price of Class A Common Stock exceeds approximately $17.75 for ten consecutive trading days. No limitations exist as to redemption subsequent to May 31, 1996.

     Upon any liquidation, dissolution, or winding up of the Company, record holders of Series A Preferred Stock are entitled to receive cash equal to the face value of outstanding Series A Preferred Stock plus the amount of accrued but unpaid dividends accumulated thereon, to the date of payment of such liquidating distribution.

     Preferred shareholders have the right to redeem after May 31, 2003, the then outstanding shares of Series A Preferred Stock at face value plus accrued dividends. The Company is not required to establish any sinking or retirement fund with respect to the Series A Preferred Stock. During the year ended December 31, 1995, the Company paid cash dividends of approximately $7.00 per preferred share.

Note 12 - Common Stock and Stock Options

     The Company is authorized to issue 40,000,000 shares of $.10 par value Class A Common Stock and 40,000,000 shares of $.10 par value Class B Common Stock. Class A and Class B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. The Company's Class A Common Stock is traded in the over-the-counter market under the symbol IFSIA and is quoted on the Nasdaq National Market System. The Company's Class B Common Stock and Series A Cumulative Convertible Preferred Stock are not publicly traded. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Both classes of Common Stock share in dividends available to common shareholders and the Series A Preferred Stock carries a 7% dividend rate (see Note 8 for discussion of restrictions on the payment of dividends). Cash dividends on Common Stock were $.24 per share for each of the years ended December 31, 1995, January 1, 1995, and January 2, 1994.

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Changes in common shareholders' equity were (in thousands):



                                                                                      Foreign
                           Class A             Class B        Additional             Currency
                      ------------------  ------------------   Paid-In    Retained  Translation
                       Shares    Amount    Shares    Amount    Capital    Earnings  Adjustment
                      --------    ------  --------  --------  ----------  --------  -----------
Balance
 January 3, 1993.....   17,560    $1,756     3,294      $329     $82,110  $117,174       $2,725
 Net income..........        -         -         -         -           -    13,849            -
 Conversion of common
 stock...............      173        17      (173)      (17)          -         -            -
 Issuance of common
 stock...............      185        19         -         -       1,879         -            -
 Cash dividends paid.        -         -         -         -           -    (5,063)           -
 Foreign currency
 translation
 adjustment..........        -         -         -         -           -         -      (15,148)
                        ------    ------     -----      ----     -------  --------       ------
Balance
 January 2, 1994.....   17,918     1,792     3,121       312      83,989   125,960      (12,423)
 Net income..........        -         -         -         -           -    16,456            -
 Conversion of common
 stock...............       44         4       (44)       (4)                    -            -
 Issuance of common
 stock...............      753        75         -         -       9,461         -            -
 Cash dividends paid.        -         -         -         -           -    (6,073)           -
 Foreign currency
 translation
 adjustment..........        -         -         -         -           -         -       12,287
                        ------    ------     -----      ----     -------  --------       ------
Balance
 January 1, 1995.....   18,715     1,871     3,077       308      93,450   136,343         (136)
 Net income..........        -         -         -         -           -    16,828            -
 Conversion of common
 stock...............       88         8       (88)       (8)          -         -            -
 Issuance of common
 stock...............      241        24         -         -       3,413         -            -
 Cash dividends paid.        -         -         -         -           -    (6,132)           -
 Foreign currency
 translation
 adjustment..........        -         -         -         -           -         -        3,691
                        ------    ------     -----      ----     -------  --------       ------
Balance,
 December 31, 1995      19,044    $1,903     2,989      $300     $96,863  $147,039       $3,555
                        ======    ======     =====      ====     =======  ========       ======


The Company has Key Employee Stock Option Plans ("the 1983 Plan" and
"the 1993 Plan") and an Offshore Stock Option Plan ("Offshore Plan"), under which a committee of the Board of Directors is authorized to grant key employees, including officers, options to purchase the Company's Common Stock. Options granted pursuant to the 1993 Plan are exercisable for shares of Class A or Class B Common Stock at a price not less than 100% of the fair market value on the date of grant. The options generally become exercisable 20% per year for five years from the date of the grant and the options generally expire ten years from the date of the grant. An aggregate of 1,050,000 shares of Common Stock (Class A or Class B) have been reserved for issuance under the 1993 Plan. No options are available to be granted under the 1983 Plan. An aggregate of 830,674 shares of Class A Common Stock have been reserved for issuance under the 1983 Plan. Options are granted pursuant to the Offshore Plan to key employees and the directors of the Company's foreign subsidiaries. These options may be exercised for shares of Class A or Class B Common Stock as determined by the Compensation Committee of the Board of Directors. An aggregate of 1,000,000 shares of Common Stock (Class A or Class B) have been reserved for issuance under this Plan.

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes 1995 activity on all stock options:


                                  Outstanding Options                     Exercisable Options
                              Shares         Option Price             Shares          Option Price
                              ------------------------------        --------------------------------
Balance, January 1, 1995     1,808,000       $6.50 -  $18.63         731,000     $6.50  -    $18.63
 Granted                       360,000       12.25 -   16.25               -         -  -         -
 Became exercisable                  -           - -     - -         339,000      9.00  -     18.63
 Exercised                     (96,000)       6.50 -   16.50         (96,000)     6.50  -     16.50
 Forfeited or cancelled       (125,000)      11.00 -   18.63        (125,000)    11.00  -     18.63
                            ----------       -----    ------        --------     -----       ------
Balance, December 31, 1995   1,947,000       $9.00 -  $18.63         849,000     $9.00  -    $18.63
                            ==========       =====    ======        ========     =====       ======




New Accounting Standard

     In October 1995, the Financial Accounting Standards Board (FASB") issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which the Company is required to adopt in 1996. SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. Companies have the option of recognizing this value as an expense or disclosing its effects on net income. The Company's management has not yet determined its method of adoption or the financial statement impact of adopting SFAS No. 123.

Note 13 - Taxes on Income

     Provisions for federal, foreign, and state income taxes in the consolidated statements of income consisted of the following components:


                                                                                 Fiscal Year Ended
                                                                     --------------------------------------------
                                                                     December 31,       January 1,     January 2,
                                                                        1995              1995            1994
                                                                     --------------------------------------------
                                                                                    (in thousands)
Current:
 Federal.......................................................          $5,331         $ 4,878         $6,115
 Foreign.......................................................           5,844           4,660          6,028
 State.........................................................           1,592           1,713          1,165
                                                                       --------         -------        -------
                                                                         12,767          11,251         13,308
                                                                       --------         -------        -------
Deferred (reduction):
 Federal.......................................................           1,495            (445)        (1,271)
 Foreign.......................................................          (1,189)         (2,522)        (4,757)
 State.........................................................            (316)           (875)          (242)
                                                                       --------         -------        -------
                                                                            (10)         (3,842)        (6,270)
                                                                       --------         -------        -------
 Increase (decrease) in valuation allowance                              (1,421)          1,848            417
                                                                       --------         -------        -------
                                                                        $11,336         $ 9,257        $ 7,455
                                                                        =======         =======        =======

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income before taxes on income consisted of the following:



                                                                               Fiscal Year Ended
                                                        --------------------------------------------------------------
                                                           December 31,             January 1,              January 2,
                                                             1995                    1995                     1994
                                                        --------------       ---------------------         -----------
                                                                                  (in thousands)
U.S. Operations....................................     $20,212                   $18,072                      $17,717
Foreign Operations.................................      11,464                     7,641                        3,587
                                                        -------                   -------                      -------
                                                        $31,676                   $25,713                      $21,304
                                                        =======                   =======                      =======


     Deferred income taxes for the years ended December 31, 1995 and January
1, 1995, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The sources of the temporary differences and their effect on the net deferred tax liability at December 31, 1995 and January 1, 1995, are as follows:



                                                                December 31, 1995                 January 1, 1995
                                                         -------------------------------     ---------------------------
                                                         Assets              Liabilities      Assets         Liabilities
                                                         ------              -----------      ------         -----------
                                                                                   (in thousands)
Basis difference of property and equipment..........     $     -             $19,607         $     -             $17,761
Net operating loss carryforwards....................       8,015                   -          12,720                   -
Other basis difference of assets and
  liabilities.......................................       4,391                   -           4,252                   -
Valuation allowance.................................           -                   -         (5,007)                   -
                                                         -------             -------         -------             -------
                                                         $12,406             $19,607         $11,965             $17,761
                                                         =======             =======         =======             =======


     During the year ended December 31, 1995, the valuation allowance decreased approximately $5.0 million. Approximately $3.6 million of the reduction was associated with the elimination of net operating loss carryforwards upon the completion of the liquidation of one of the Company's foreign subsidiaries. The Company also reduced the allowance approximately $1.4 million due to changes in foreign tax laws and changes in economic circumstances which made the utilization of net operating loss carryforwards more likely than not in certain foreign countries. For the year ended January 1, 1995, the valuation allowance increased approximately $1.8 million. At December 31, 1995, the Company's foreign subsidiaries had approximately $18.4 million in net operating losses available for carryforward. Of this amount, $17.1 million is available for an unlimited period while $1.3 million expires at various times through 1999. Additionally, the Company had approximately $39.4 million in state net operating losses expiring at various times through 2009.


     The effective tax rate on income before taxes differs from the United States statutory rate. The following summary reconciles taxes at the United States statutory rate with the effective rates: Year Ended December 31, 1995



                                                                                       Fiscal Year Ended
                                                                        -----------------------------------------------
                                                                        December 31,      January 1,         January 2,
                                                                           1995              1995               1994
                                                                        -------------  ------------------  ------------
                                                                                          (in thousands)
Taxes on income at U.S. statutory rate..........................            35.0%               35.0%            35.0%
Increase (reduction) in taxes resulting from:
  State income taxes, net of federal benefit....................             2.6                 2.2              2.8
  Amortization of excess of cost over net assets acquired
    and related purchase accounting adjustments.................             3.6                 4.5              3.9
  Foreign and U.S. tax effects attributable to
    foreign operations..........................................            (0.1)               (6.9)            (5.4)
  Valuation allowance...........................................            (4.5)                2.2              0.2
  Other.........................................................            (1.0)               (1.0)            (1.5)
                                                                            -----               -----            -----
Taxes on income at effective rates..............................            35.8%               36.0%            35.0%
                                                                            =====               =====            =====

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $45.9 million at December 31, 1995. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $3.1 million would be payable upon remittance of all previously unremitted earnings at December 31, 1995.

Note 14 - Hedging Transactions and Derivative Financial Instruments

     The Company employs the use of derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign currency exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the fluctuations in values of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. The Company monitors the use of these derivative financial instruments through the use of market and credit risk limits, and timely reports to senior management according to prescribed guidelines. The Company has established strict counterparty credit guidelines and only enters into transactions with financial institutions of investment grade or better. As a result, the Company considers the risk of counterparty default to be minimal.

Interest Rate Management

     Management of the Company has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. The Company enters into interest rate swap agreements, which maintain the fixed/variable mix within these defined parameters. In these swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation.

     At December 31, 1995, the Company utilized interest rate swap agreements to effectively convert approximately $73 million of variable rate debt to fixed rate debt. The weighted average rate on borrowings was 6.9% at December 31, 1995. The interest rate swap agreements have maturity dates ranging from nine to 24 months.

Foreign Currency Exchange Rate Management

     The purpose of the Company's foreign currency hedging activities is to reduce the risk that the eventual net dollar inflows resulting from sales to foreign customers will be adversely affected by changes in exchange rates.

     The Company enters into forward exchange contracts and currency swap contracts to hedge certain firm sales commitments denominated in foreign currencies (principally European currencies and Japanese yen). Net gains and losses are deferred and recognized in income in the same period as the hedged transaction. Net deferred gains/losses from hedging anticipated but not yet firmly committed transactions were not material at December 31, 1995. The contracts and options served to hedge firmly committed Dutch guilder, German mark, Japanese yen, French franc, British pound sterling, and other foreign currency revenues. The contracts and options generally have maturity dates of six to nine months.

     The estimated fair values of derivatives used to hedge or modify the Company's risks will fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values of the underlying hedged transactions and the overall reduction in the Company's exposure to adverse fluctuations in interest and foreign exchange rates.

     The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates or currency exchange rates.

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The following table represents the aggregate notional amounts, fair values, and maturities of the Company's derivative financial instruments. The liability amounts shown within the table under Foreign Currency Management represent contracts under which the Company is required to deliver Japanese yen and Dutch guilder currency at dates in the future.




                                  December 31, 1995               January 1, 1995
                                 --------------------------------------------------
                                  Notional     Fair              Notional    Fair
                                  Amounts     Values              Values    Values
                                 ---------  ---------            -------- ---------
                                                   (in thousands)
Interest Rate Management
  Swap agreements:
    Liabilities................    $73,000     $ (426)           $23,000    $  (17)
Foreign Currency Management
  Forward contracts:
    Assets.....................          -          -              6,499      (367)
    Liabilities................      3,427        102             23,423       (29)
  Swap agreement:
    Liabilities................     65,000     (7,328)            35,000    (5,504)


Note 15 - Commitments and Contingencies

        The Company leases certain marketing locations, distribution facilities, and equipment. At December 31, 1995, aggregate minimum commitments under operating leases with initial or remaining terms of one year or more consisted of the following (in thousands):


Fiscal year
-----------
1996.............................................                       $ 5,102
1997.............................................                         4,920
1998.............................................                         1,281
1999.............................................                           928
2000.............................................                           613
Thereafter.......................................                           251
                                                                        -------
                                                                        $13,095
                                                                        =======


        Rental expense amounted to approximately $9.3 million, $11.8 million and $10.2 million for the fiscal years ended December 31, 1995, January 1, 1995, and January 2, 1994, respectively.

Note 16 - Employee Benefit Plans

        The Company and its subsidiaries have trusteed defined benefit retirement plans ("Plans") which cover substantially all of their employees except those of Guilford, which has a 401(k) retirement investment plan. The benefits are generally based on years of service and the employee's average monthly compensation. Pension expense was $1.1 million, $0.8 million, and $1.5 million for the years ended December 31, 1995, January 1, 1995, and January 2, 1994, respectively.

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The ranges of assumptions used for the actuarial determinations reflect the different economic environments within the various countries where the Plans exist. In fiscal 1995, the weighted average rate of return on Plan assets was 7.7% and the measurement of the projected benefit obligation was based on an assumed weighted average discount rate of 8.0% and long-term rate of compensation increases of 4.7%. During fiscal 1994, assets and obligations related to a contributory profit sharing plan were combined with the trusteed defined benefit retirement plans in Interface Europe
B.V. The impact upon the accumulated benefit obligation and the projected benefit obligation was immaterial; however, the Plan assets increased $10.0 million. In fiscal 1994, the assumed weighted average rate of return on Plan assets was 8.7% and the measurement of the projected benefit obligation was based on an assumed weighted average discount rate of 8.9% and long-term rate of compensation increases of 6.3%.

     The Company has 401(k) retirement investment plans, which are open to all its U.S. employees with one or more years of service. The 401(k) Plans call for Company contributions on a sliding scale based on the level of the employee's contribution. Approximately 70% of eligible employees are enrolled in the 401(k) Plans. The Company's contributions are funded monthly by payment to the 401(k) Plan administrators. Company contributions totalled approximately $560,000, $557,000 and $492,000 for the years ended December 31, 1995, January 1, 1995, and January 2, 1994, respectively.

     The table presented below sets forth the funded status of the Company's significant domestic and foreign defined benefit plans and amounts recognized in the consolidated financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                  December 31, 1995      January 1, 1995
                                                 --------------------  --------------------
                                                               (in thousands)
Plan assets at fair value, primarily equity and
  fixed income securities .......... ............    $66,392                     $ 53,838
                                                     -------                     --------
Actuarial present value of benefit obligations:
  Vested benefits................................     52,339                       37,681
  Nonvested benefits.............................      1,124                          987
                                                     -------                     --------
Accumulated benefit obligation...................     53,463                       38,668
  Effect of projected future salary increases....      4,082                        3,813
                                                     -------                     --------
Projected benefit obligation.....................     57,545                       42,481
                                                     -------                     --------
Plan assets in excess of projected
  benefit obligation.............................      8,847                       11,357
Unrecognized net gain from past experience
  different from that assumed....................     (8,645)                     (10,594)
Unrecognized prior service cost..................        362                          427
Unrecognized net asset existing at the date of
  initial application of SFAS 87.................      1,733                        1,670
                                                     -------                     --------
Prepaid pension cost.............................    $ 2,297                     $  2,860
                                                     =======                     ========
Net pension cost included the following
  components:
  Service cost - benefits earned during
    the period...................................    $ 1,780                     $  1,524
  Interest cost on projected benefit obligation..      4,315                        3,821
  Actual return on plan assets...................     (9,568)                       1,887
Net amortization and deferral....................      4,611                       (6,435)
                                                     -------                     --------
Net pension cost.................................    $ 1,138                     $    797
                                                     =======                     ========

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Business and Foreign Operations

     The Company and its subsidiaries are engaged predominantly in the manufacture and sale of commercial and institutional interior finishing. Financial information by geographic area for the years ended December 31, 1995, January 1, 1995 and January 2, 1994 is as follows:



                                                                        Fiscal Year Ended
                                                       ------------------------------------------------------
                                                       December 31,           January 1,           January 2,
                                                           1995                  1995                 1994
                                                       --------------    -------------------    -------------
                                                                           (in thousands)
Sales to unaffiliated customers (by source operation)
  United States......................................      $440,715             $394,605             $308,367
  Americas, excluding the United States..............        23,165               22,325               20,027
  Europe.............................................       267,116              246,376              235,643
Asia-Pacific.........................................        71,070               61,977               61,030
                                                           --------             --------             --------
                                                           $802,066             $725,283             $625,067
                                                           ========             ========             ========
Operating income
  United States......................................      $ 40,608             $ 34,111             $ 34,411
  Americas, excluding the United States..............         1,170                  522                 (259)
  Europe.............................................        26,046               20,707               13,638
  Asia-Pacific.......................................           134                  185                1,747
  Corporate expenses.................................        (6,415)              (4,715)              (3,367)
                                                           --------             --------             --------
                                                           $ 61,543             $ 50,810             $ 46,170
                                                           ========             ========             ========
Identifiable assets
  United States......................................      $366,128             $332,653             $322,379
  Americas, excluding the United States..............         8,313                7,951                9,262
  Europe.............................................       290,486              304,894              274,928
  Asia-Pacific.......................................        49,424               37,910               35,750
                                                           --------             --------             --------
                                                           $714,351             $683,408             $642,319
                                                           ========             ========             ========

                        INTERFACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18- Quarterly Data and Share Information (Unaudited)

     The following table sets forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company's Class A Common Stock. The prices represent the reported high and low closing sale prices.



                                                      First                 Second                Third                 Fourth
                                                      Quarter               Quarter               Quarter               Quarter
                                                ----------------------------------------------------------------------------------
                                                                        (in thousands, except share amounts)
First Year Ended December 31, 1995
  Net sales.................................          $191,327              $202,818              $203,269              $204,652
  Gross profit..............................            58,355                62,728                63,695                65,645
  Income before extraordinary item..........             4,016                 5,075                 5,327                 5,922
  Net income................................             4,016                 5,075                 5,327                 2,410
  Net income applicable to common
    shareholders............................             3,579                 4,638                 4,889                 1,972
  Primary earnings per common share before
    extraordinary item......................              0.20                  0.25                  0.27                  0.30
  Fully diluted earnings per common share
    before extraordinary item...............              0.20                  0.25                  0.26                  0.30
  Primary earnings per common share.........              0.20                  0.25                  0.27                  0.11
  Fully diluted earnings per common share...              0.20                  0.25                  0.26                  0.11
Share prices:
  High......................................            15 1/8                15 1/8                18                    17 3/8
  Low.......................................            11 5/8                11 7/8                12 1/4                15
Dividends per common share..................              0.06                  0.06                  0.06                  0.06

Fiscal Year Ended January 1, 1995
  Net sales.................................          $160,219              $181,665              $184,959              $198,440
  Gross profit..............................            48,344                55,548                55,810                61,483
  Net income................................             2,812                 3,711                 4,247                 5,686
  Net income applicable to common
    shareholders............................             2,374                 3,274                 3,809                 5,249
  Primary earnings per common share*........              0.14                  0.18                  0.21                  0.29
Share prices:
  High......................................            16 1/8                14                    13 5/8                13 3/8
  Low.......................................            12 1/2                11 1/4                11 1/8                 9 3/4
Dividends per common share..................              0.06                  0.06                  0.06                  0.06

* For the year ended January 1, 1995, earnings per share on a fully diluted basis were antidilutive.

Report of Independent Certified Public Accountants



Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia


We have audited the accompanying consolidated balance sheets of Interface, Inc. and subsidiaries as of December 31, 1995 and January 1, 1995, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1995. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc.
and subsidiaries as of December 31, 1995 and January 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




/S/ BDO SEIDMAN, LLP
--------------------
BDO SEIDMAN, LLP

Atlanta, Georgia
February 27, 1996

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the caption "Nomination and Election of Directors" in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in
Item 1 of this Report.



ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Compensation and Related Items" in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Principal Shareholders and Management Stock Ownership" in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.
     For purposes of determining the aggregate market value of the Company's voting stock held by non-affiliates, shares held of record by directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as that term is defined under federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the captions "Compensation Committee Interlocks and Insider Participation" (second paragraph only) and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.


                                    PART IV



  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)   1.    FINANCIAL STATEMENTS



     The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants contained in the Company's 1995 Annual Report to Shareholders, are included in Item 8 of this Report:

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


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
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

10.26 Receivables Sale Agreement, dated as of August 4, 1995, among Interface Securitization Corporation, Interface, Inc., Special Purpose Accounts Receivable Cooperative Corporation and Canadian Imperial Bank of Commerce.#

10.27 Receivables Sale Agreement, dated as of August 4, 1995, among Interface Securitization Corporation, Interface, Inc., certain Financial Institutions (as bank purchasers), SunTrust Bank and The First National Bank of Chicago (as co-agents), SunTrust Bank (as administrative agent) and The First National Bank of Chicago (as documentation and collateral agent).#

10.28 Joint Venture Agreement dated as of August 26, 1994 between Interface Asia-Pacific, Inc. and Modernform Group Public Co., Ltd.

13 Certain information contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, which is expressly incorporated into this Report by direct reference thereto.

21        Subsidiaries of the Company.#

23 Consent of BDO Seidman, LLP to the incorporation by reference of certain reports dated February 27, 1996 into the prospectuses constituting parts of the Company's registration statements on Form S-8 (File Numbers 33-28305 and 33-28307).

24        Power of Attorney (See Signature page to Form 10-K)

27        Financial Data Schedule (for SEC use only).#


---------------------------

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.

# Previously filed.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Interface, Inc.
Atlanta, Georgia

     The audits referred to in our Report dated February 27, 1996 relating to the Consolidated Financial Statements of Interface, Inc. and subsidiaries, incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1995, included the audit of Financial Statement Schedule II (Valuation and Qualifying Accounts and
Reserves) and the Supplemental Guarantor Condensed Consolidating Financial Statements set forth in the Form 10-K. The Financial Statement Schedule and the Supplemental Guarantor Condensed Consolidating Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule and the Supplemental Guarantor Condensed Consolidating Financial Statements.

     In our opinion, the Schedule and the Supplemental Guarantor Condensed Consolidating Financial Statements present fairly, in all material respects, the information set forth therein.


                                       BDO SEIDMAN, LLP

Atlanta, Georgia
February 27, 1996


                        INTERFACE, INC. AND SUBSIDIARIES

     SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


--------------------------------------------------------------------------------------------------------------------------
COLUMN A                                               COLUMN B      COLUMN C                    COLUMN D       COLUMN E
--------------------------------------------------------------------------------------------------------------------------
                                                       Balance at    Charged to    Charged to                   Balance at
                                                       beginning     costs and      other        Deductions       end of
                                                        of year      expenses(a)   accounts      (describe)        year
--------------------------------------------------------------------------------------------------------------------------
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

                                                                             44

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


Date:   November 20, 1996


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

     SIGNATURE                             CAPACITY                                       DATE
     ---------                             --------                                       ----
 /s/  Ray C. Anderson          Chairman of the Board, President and Chief                November 20, 1996
---------------------------    Executive Officer (Principal Executive Officer)
      Ray C. Anderson


            *                  Senior Vice President - Finance, Chief Financial          November 20, 1996
---------------------------    Officer, Treasurer and Director (Principal Financial
      Daniel T. Hendrix        and Accounting Officer)


            *                  Director                                                  November 20, 1996
---------------------------
      Brian L. DeMoura


            *                  Director                                                  November 20, 1996
---------------------------
      Charles R. Eitel


            *                  Director                                                  November 20, 1996
---------------------------
      Donald E. Russell


                               Director
---------------------------                                                              -----------------
      John H. Walker

            *                  Director                                                  November 20, 1996
---------------------------
      Gordon D. Whitener


            *                  Director                                                  November 20, 1996
--------------------------
      Carl I. Gable


            *                  Director                                                  November 20, 1996
--------------------------
      June M. Henton


            *                  Director                                                  November 20, 1996
--------------------------
     J. Smith Lanier, II

            *                  Director                                                  November 20, 1996
--------------------------
     Leonard G. Saulter


            *                  Director                                                  November 20, 1996
--------------------------
     David G. Thomas


            *                  Director                                                  November 20, 1996
-------------------------------
     Clarinus C.Th. van Andel


* By /s/ Ray C. Anderson
     ---------------------
     Ray C. Anderson,
     pursuant to power
     of attorney

                                 EXHIBIT INDEX




EXHIBIT                                                                                                   SEQUENTIAL PAGE
NUMBER                                              DESCRIPTION OF EXHIBIT                                     NUMBER
----------------------------------------------------------------------------------------------------------------------------

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

10.28             Joint Venture Agreement dated as of August 24, 1994 between Interface and Asia-Pacific, Inc. and
                  Modernform Group Public Co., Ltd.

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

24                Power of Attorney (See Signature page to Form 10-K)

27                Financial Data Schedule (for SEC use only).

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.