Form 10-K405
period 1996-12-29
INTERFACE INC
filed 1997-03-28
CIK 715787

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]

                   FOR FISCAL YEAR ENDED DECEMBER 29, 1996

                           COMMISSION FILE NO: 0-12016



                                 INTERFACE, INC.
    ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          GEORGIA                                     58-1451243
         -----------                                  ----------
   (State of incorporation)                 (I.R.S. Employer Identification No.)

    2859 PACES FERRY ROAD
        SUITE 2000
       ATLANTA, GEORGIA                                  30339
--------------------------------------                 ---------
(Address of principal executive offices)               (zip code)

Registrant's telephone number, including area code:  (770) 437-6800

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:
               CLASS A COMMON STOCK, $0.10 PAR VALUE PER SHARE
               -----------------------------------------------
                              (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1997 (assuming conversion of Class B Common Stock into Class A Common Stock): $521,442,310 (21,670,330 shares valued at the last sales price of $24.0625). See Item 12.

     Number of shares outstanding of each of the registrant's classes of Common Stock, as of March 11, 1997:

     Class                                       Number of Shares
     -----                                       ----------------
    Class A Common Stock,
    $0.10 par value per share .....................20,635,229

    Class B Common Stock,
    $0.10 par value per share ..................... 2,855,482


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 29, 1996 are incorporated by reference into Parts I and II.

     Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                                     PART I


ITEM 1.  BUSINESS

GENERAL

      Interface, Inc. ("Interface" or the "Company") was founded in 1973 to pioneer the introduction of the carpet tile concept in the United States, and is a global manufacturer and marketer of products for the commercial and institutional interiors market. The Company is the worldwide leader in the modular carpet segment (which includes both carpet tile and six-foot roll goods) with a 40% market share. Through its strategic acquisitions of Bentley Mills, Inc. ("Bentley Mills") in 1993 and Prince Street Technologies, Ltd. ("Prince Street") in 1994, the Company entered the broadloom carpet segment with leading product lines for the high quality, designer-oriented sector of the broadloom segment. The Company now provides specialized carpet replacement services through its Renovisions, Inc. ("Renovisions") subsidiary and installation and maintenance services through its new domestic dealer network, which operates under the name Re:Source Americas. The Company, through its Interface Interior Fabrics, Inc. (formerly Guilford of Maine, Inc.) ("Interface Fabrics") subsidiary, is the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share in excess of 50%. The Company's specialty products operations produce a variety of products, including chemical compounds and additives for use in various rubber and plastic products, and a proprietary antimicrobial additive that is used in the Company's carpet and fabrics products and licensed to others for use in interior finishing products that do not compete with the Company's products; the specialty products operations also manufacture raised/access flooring systems. In fiscal 1996, the Company had total sales of approximately $1 billion, with carpet sales of $804 million, fabric sales of $149 million, and chemicals and specialty products sales of $48 million, accounting for 80%, 15% and 5% of total sales, respectively.

      The Company markets products in over 100 countries around the world under such well-known brand names as Interface and Heuga in modular carpet; Bentley Mills and Prince Street in broadloom carpets; Guilford of Maine, Stevens Linen, Toltec and Intek in interior fabrics; Intersept in chemicals; and C-Tec, Intercell and Interstitial Systems in raised/access flooring systems. The Company's principal geographic markets are North America (68% of 1996 sales), the United Kingdom and Western Europe (25% of 1996 sales), and Japan and Australia (4% of 1996 sales). The Company is aggressively developing opportunities in Greater China and Southeast Asia, South America, and Central and Eastern Europe, which represent significant growth markets for the Company. The Company's worldwide marketing efforts are facilitated by having 27 manufacturing facilities at varied locations in North America, Europe, Southeast Asia and Australia. Worldwide manufacturing locations enable the Company to compete effectively with local producers in its international markets, while also providing advantages (such as affording international customers more favorable delivery times and freight costs) over competitors who must import their products into such markets. These capabilities are an important competitive advantage to Interface in serving the needs of multinational corporate customers who require uniform products and services at their various locations around the world.

      The Company utilizes an internal marketing and sales force of over 700 experienced personnel (the largest in the commercial floorcovering industry), stationed at over 90 locations in over 35 countries, to market the Company's carpet products and services in person to its customers. The Company's Fabrics Group has its own specialized marketing and sales force (approximately 100 persons) for marketing the Company's interior fabrics products. The Company also utilizes Re:Source Americas network dealers to achieve additional marketing coverage for all its products. The Company focuses its sales efforts at the design phase of commercial projects. Interface personnel cultivate relationships both with the owners and users of the facilities involved in the projects and with specifiers such as architects, interior designers, engineers and contracting firms who are directly involved in specifying products and who often make or significantly influence purchase decisions. The Company emphasizes its product design and styling capabilities and its ability to provide creative, high value solutions to its customers' needs. Interface marketing and sales personnel also serve as a primary technical resource for the Company's customers, both with respect to product maintenance and service as well as design matters.

      In 1996, the Company implemented a nationwide initiative to form a new distribution channel for its commercial carpet products through the formation of the Re:Source Americas network. Under this program, in 1996, the Company acquired or invested in 20 strategically located commercial floorcovering contractors, and formed preferred distributorship alliances with 59 select dealers throughout the United States. The Company has employed the former management team of StarNet (the largest consortium of floorcovering contractors in the U.S.) to help the Company integrate and manage the Re:Source Americas network. The Company believes that the program has resulted in (i) increased sales of Company products as dealers in the network have begun to supply Company products on a preferred basis, (ii) enhanced customer satisfaction by providing hassle-free service throughout the process of selecting, purchasing, installing and maintaining carpet products, and (iii) the opportunity to improve operating margins for owned dealers, as well as for the Company, by consolidating administrative functions of dealers and coordinating and streamlining sales efforts by Company and dealer sales personnel.


INDUSTRY TRENDS AND COMPANY STRENGTHS

      In recent years, the Company's revenue has been derived primarily from the renovation market. The Company believes that the commercial and institutional market for floorcovering products, which experienced a significant decline in demand during the early 1990's, has rebounded significantly in the United States primarily due to renovation projects and, to a lesser extent, new construction. Excess office space from the 1980's is being absorbed, businesses are beginning to experience growth, and carpeting installed during the 1980's construction boom is beginning to be updated or replaced as part of remodeling projects. In international markets, overall demand for commercial floorcovering products is also beginning to increase, especially in certain countries in the Asia-Pacific region where new construction projects are increasing, and also in more developed markets where products are being used for an increasing number of remodeling or refurbishing projects. The Company also believes that, within the overall floorcovering market, the demand for modular carpet is increasing worldwide as more customers recognize its advantages in terms of greater design options and flexibility, longer average life, and ease of access to sub-floor wiring.

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

     Enhancement of Design Capabilities. In January 1994, the Company engaged the leading design firm Roman Oakey, Inc. (under an exclusive consulting contract) to augment the Company's internal research, development and design staff. The Company introduced 57 new carpet designs in the U.S. in 1994 (the largest number in one year in the Company's history), and received eight (out of a possible 12) U.S. carpet industry design awards bestowed by the International Interior Design Association (IIDA), including all five awards in the carpet tile division. In 1995, the Company introduced over 35 new carpet designs and garnered three IIDA awards and, in 1996, the Company introduced over 30 new carpet designs. In 1996, Roman Oakey's design services were extended to the Company's international carpet operations and an affiliate of that firm was engaged to provide similar design services to the Company's interior fabrics business (which already has significant capabilities in this area).

     Globalization of the "Mass Customization" Production Strategy. The goal of mass customization is to be able to respond to customers' requirements for custom or highly styled products by quickly and efficiently producing both custom samples and the ultimate products, and to determine proven "winners" that can be manufactured for inventory for broader distribution. Mass customization was introduced to the Company's U.S. carpet tile business in 1994, and its principal components included (i) developing a simplified but versatile yarn utilization system, (ii) investing in highly efficient, state-of-the-art tufting and custom sampling equipment, and (iii) utilizing innovative design and styling to create products. The initiative has resulted in substantial operating improvements in the U.S. carpet tile business in 1995 and 1996, including increased margins and reduced inventory levels of both raw materials and standard products. In 1996, the Company implemented aspects of the mass customization production initiative for its floorcovering operations in Europe and Australia, and its interior fabrics operations.

     Diversification, Expansion and Increased Efficiency in the Interior Fabrics Business. In response to a shift in demand towards lighter weight, less expensive fabrics by OEM panel fabric customers, the Company initiated a significant capital investment program at Interface Fabrics to consolidate and modernize its yarn manufacturing operations. This program should result in significant efficiencies and cost savings, which are expected to permit recovery of that capital investment in approximately two years, as well as new product capabilities. The Company's new state-of-the-art yarn manufacturing facility in Guilford, Maine began operating in 1996, and should be fully operational by March 1997. Interface's strategic acquisitions of Toltec Fabrics, Inc. ("Toltec Fabrics") in June 1995, and of the Intek division of Springs Industries (now operated as Intek, Inc.) in December 1995, provide further diversification into upholstery and seating fabrics; penetrate certain niche markets where Interface Fabrics has not previously been active; and provide operating efficiencies as a number of manufacturing processes currently outsourced by these businesses are brought in-house. Interface will also continue to devote resources to Interface Fabrics' export business.

     War-on-Waste and EcoSense Programs. In January 1995, the Company initiated a worldwide war-on-waste program. Applying a zero-based definition of waste (broadly defined as any measurable cost that goes into manufacturing a product but does not result in identifiable value to the customer), management believes the Company can eliminate approximately $75 million of such waste by the end of 1998. The Company realized an aggregate of approximately $25 million in savings (through eliminating such waste) during fiscal 1995 and 1996. The war-on-waste program represents a first step in the Company's broader EcoSense initiative, which is inspired in major part by the interest of important customers who are concerned about the environmental implications of how they and their suppliers do business. EcoSense is the Company's long-range program to achieve greater resource efficiency and, ultimately, ecological "sustainability" -- that is, the point at which Interface is no longer a net "taker" from the earth. Its key elements are closed loop recycling to obtain all principal raw materials; tapping benign sources of energy (other than fossil fuels) to drive production processes; and, most immediately, eliminating waste of raw materials and energy from all operations. The Company believes that its pursuit of these initiatives provides a competitive advantage in marketing its products to an increasing number of important customers.

     Increased Integration of Marketing Efforts and Operational Consolidations "Total Interior Solutions". The Company's objective is to use the complementary nature of its product lines to implement a "total interior solution" approach to serving the diverse needs of customers worldwide. Marketing and sales personnel are being trained in cross-marketing techniques, and the Company is implementing a marketing communications network to link its worldwide marketing and sales force. As a related initiative, the Company has consolidated management responsibility for certain key operational areas, which has significantly increased global cooperation and coordination in product planning, production and marketing activities - in effect, "hooking it up". In addition, the new Re:Source Americas network provides a channel for delivery of a variety of services and products offered by the Company in addition to commercial carpet, including carpet replacement services, adhesives and cleaning chemicals, specialty products, and raised/access flooring systems.

     Geographic Expansion of Manufacturing in Developing Markets. A key element of the Company's worldwide focus is having manufacturing (as well as marketing and service) capabilities in important locations around the world that can produce the same product. The Company constructed a carpet tile manufacturing facility in Thailand which became operational in March 1996, and it has entered into a joint venture to manufacture carpet tile in China. The Company will consider additional locations for manufacturing operations in other parts of the world as necessary to meet the needs of its existing and future customers.

     Investment in Employees. An important component of the Company's recent success is its commitment to developing and maintaining an enthusiastic and collaberative work force. To that end, over the past three years, the Company has made a substantial investment in its 6,000 employees worldwide. In 1996, thousands of employees participated in a three-day session designed by Pecos River Learning Center, known as "Play to Win(R)" which combines classroom-style learning with physically challenging outdoor activities. The Company believes that this program promotes team-building, and results in increased levels of mutual trust and respect among employees.

MODULAR AND BROADLOOM CARPET

Products

     The Company's traditional business has centered on the development, manufacture, marketing and servicing of modular carpet, which includes carpet tile and six-foot roll goods. The Company is the world's largest manufacturer and marketer of modular carpet, with a 40% worldwide market share. Broadloom carpet generally consists of tufted carpet sold primarily in twelve-foot rolls. The Company's broadloom carpet operations are conducted through Bentley Mills and Prince Street, both of which focus on the high quality, designer-oriented sector of the broadloom carpet market.

     Modular Carpet. The Company's free-lay modular carpet system utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 square centimeters) to produce a floorcovering which combines the appearance and texture of broadloom carpet with the advantages of a modular carpet system. The growing use of open plan interiors and modern office arrangements utilizing demountable, movable partitions and modular furniture systems has encouraged the use of carpet tile, as compared to other soft surface flooring products. The Company's GlasBac(R) technology employs a unique, fiberglass-reinforced polymeric composite backing that allows the tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners. Carpet tile thus may be easily removed and replaced, permitting rearrangement of office partitions and modular furniture systems without the inconvenience and expense associated with removing, replacing or repairing other soft surface flooring products, including broadloom carpeting. Carpet tile facilitates access to sub-floor telephone, electrical, computer and other wiring by lessening disruption of operations, and also eliminates the cumulative damage and unsightly appearance commonly associated with frequent cutting of conventional carpet as utility connections and disconnections are made. Because a relatively small portion of a carpet installation often receives the bulk of traffic and wear, the ability to rotate carpet tiles between high traffic and low traffic areas and to selectively replace worn tiles can significantly increase the average life and cost efficiency of the floorcovering.

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

     The Company also manufactures and sells fusion-bonded, tufted and needle-punched six-foot roll goods under the System Six(R) mark. Six-foot roll goods are structure-backed and offer many of the advantages of both carpet tiles and broadloom carpet. They are often used in conjunction with carpet tiles to create special design effects. The Company's current principal customers for System Six products are in the education, health care and government sectors. The Company believes, however, that the demand for six-foot roll goods is increasing generally within the commercial and institutional interiors market, and expects six-foot roll goods to account for a growing percentage of its U.S. modular carpet sales in the future.

     Broadloom Carpet. The Company has obtained a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and styling capabilities and short production and delivery times with a marketing strategy geared toward serving and working closely with interior designers, architects and other specifiers. Prince Street's design-sensitive broadloom products center around unique, multidimensional textured carpets with a hand-tufted look, while Bentley Mills' designs emphasize the dramatic use of color. Collectively, they won three APEX (a product of excellence) awards in 1994 and two in 1995, from the International Interior Design Association, and the Prince Street and Bentley Mills brands were rated the number one and two brands, respectively, for carpet design in the U.S. according to a 1995 survey of interior designers published in the Floor Focus industry publication. (The Company's Interface Flooring Systems brand was rated number three.)

Services

     The Company now provides commercial carpet installation and maintenance services through the Re:Source Americas network. As of December 29, 1996, the Re:Source Americas network was comprised of 79 commercial floorcovering dealers strategically located throughout the United States. The new network: (i) allows the Company to influence and monitor customer satisfaction throughout the ownership cycle, from specification through reclamation; (ii) reduces the Company's cost of selling by bolstering efforts of sales representatives at the mill level with dealer-level support; and (iii) achieves efficiencies by consolidating administrative functions of dealers. The Re:Source Americas network also provides a channel for delivery of a variety of services and products offered by the Company in addition to commercial carpet, including carpet replacement services offered by Renovisions (described below), adhesives and cleaning chemicals manufactured by Rockland React-Rite, specialty products manufactured by Pandel, and raised/access flooring systems produced by Interface Architectural Resources.

     Renovisions, acquired by the Company in February 1996, is a nationwide installation services firm that has pioneered a new method of carpet replacement. The Renovisions(R) process utilizes patented lifting equipment and specialty tools to lift office equipment and modular workstations in place, permitting the economical replacement of existing carpet with virtually no disruption of the customer's business. Other proprietary products facilitate the movement of file cabinets, office furniture, and even complete work stations without the inefficiency and disruption associated with unloading and dismantling the items being moved.


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

     An important part of the Company's marketing and sales efforts involves the preparation of custom made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles that meet the customer's particular needs. (See "-- Business Strategy and Principal Initiatives", above, and "-- Product Design, Research and Development", below.) The Company's mass customization initiative, implemented for its U.S. modular carpet operations in 1994, included the simplification of the Company's carpet manufacturing operations and the purchase of five custom sample production machines, which significantly improved its ability to respond quickly and efficiently to requests for samples. The turnaround time for the Company to produce made-to-order carpet samples to customer specifications has been reduced from an average of 30 days in 1993 to 3 days in 1996, and the average number of carpet samples produced per month has increased from 90 per month in 1993 to over 1,300 per month in 1996. This ability has significantly enhanced the Company's marketing and sales efforts, and has increased the Company's volume of higher margin custom or made-to-order sales.

     The Company primarily uses its internal marketing and sales force of over 700 persons to market its carpet products, and it also relies on Re:Source Americas network dealers to bolster its sales efforts. The Company maintains a Creative Services staff that works directly with clients on major design projects. The efforts of these personnel in helping with product selection, customer specifications and unique approaches to design and styling issues are an important component of the marketing aspect of the Company's mass customization approach. In order to implement its global marketing efforts, the Company has product and design studios in the United States, England, France, Germany, Spain, Norway, the Netherlands, Australia, Japan and Singapore. The Company expects to continue to open such offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

     As part of its full service approach to marketing, the Company maintains a Field Services staff to provide on-site customer service for both in-progress and completed installations. (The Company's ability to provide customer service also has been significantly enhanced, and will continue to be enhanced in the future, through the formation and expansion of the Re:Source Americas network.) In Europe, the Company has licensed selected independent service contractors to provide carpet maintenance services under the mark, IMAGE(SM) (Interface Maintenance Advisory Group of Europe).

Manufacturing

     The Company manufactures carpet in the United States, the Netherlands, the United Kingdom, Canada, Australia and Southeast Asia. In addition to enhancing the Company's ability to develop a strong local presence in foreign markets, having foreign manufacturing operations enables the Company to supply its customers with carpet from the location offering the most advantageous terms for delivery times, exchange rates, duties and tariffs and freight expense. The Company believes that the ability to offer consistent products and services on a worldwide basis at attractive prices is an important competitive advantage in servicing multinational customers seeking global supply relationships. Consistent with this strategy, the Company in 1996 entered into a joint venture (owned 70% by the Company) with BASF Corporation and Shanghai China Textile International Science & Technological Industrial City Development Company, a Chinese government-sponsored company, to build a carpet tile manufacturing facility in China. The Company will consider additional locations for manufacturing operations in other parts of the world as necessary to meet the demands of customers in growing international markets.

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

     The Company utilizes both conventional and technologically advanced methods of carpet construction. The use of multiple manufacturing processes enables the Company to manufacture carpet of a variety of designs and styles which can be sold over a broad range of prices to different sectors of its markets. The Company is able to manufacture carpet utilizing any of three different fusion-bonding processes, a tufting process and a needle-punching process. Tufted products currently account for the substantial majority of the Company's carpet sales. In 1994 and 1995, the Company made a major capital investment in high speed tufting technology to improve its tufting operations.

     In 1995 and 1996, the Company implemented a manufacturing plan in which it standardized its worldwide manufacturing procedures. In connection with the implementation of this plan, the Company adopted global standards for its tufting equipment, yarn systems and product styling, and changed its standard carpet tile size from 18 square inches to 50 square centimeters. The Company believes that changing its standard carpet tile size will allow it to reduce operational waste and fossil fuel energy consumption, in addition to offering consistent product sizing for its global customers.

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

     The Company believes the principal competitive factors in its primary floorcovering markets are quality, design, service, broad product lines, product life, marketing strategy, and pricing. In the commercial office market, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. The quality, service, design, longer average life, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of the Company's modular carpet are its principal competitive advantages, which are offset in part by its higher initial cost for comparable grades of broadloom carpet. The acquisitions of Bentley Mills and Prince Street, with their broadloom carpet product lines, have enhanced the Company's competitive position by enabling the Company to offer one-stop shopping to commercial carpet customers and thus to capture some sales that would have gone to competitors. In addition, the Company believes that the formation of the Re:Source Americas network, and the attendant improvements in customer service, have further enhanced the Company's competitive position.

     In the health care facilities market, the Company's products compete primarily with resilient tile. The Company believes that treatment of its modular carpet with the Intersept antimicrobial chemical agent is a material factor in its ability to compete successfully in the health care market.

INTERIOR FABRICS

Products

     The Company, through Interface Fabrics and its other Interior Fabrics
Group subsidiaries, designs, manufactures and markets specialty fabrics for open plan office furniture systems and commercial interiors. Sales of panel fabrics to original equipment manufacturers (OEMs) of movable office furniture systems constitute the principal portion of the Company's interior fabric operations (approximately 59% of total fabrics sales in fiscal 1996). In addition, the Company produces woven and knitted seating fabrics, wall covering fabrics that are paper-backed for vertical wall surfaces or acrylic-backed for panel-wall application, ceiling fabrics used to cover tiles or for stretch ceiling construction, and fabrics used for vertical blinds in office interiors.

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

     The Company, in recent years, has diversified and expanded significantly both its product offerings and markets for interior fabrics. The Company's 1993 acquisition of the Stevens Linen(TM)lines added decorative, upscale upholstery fabrics and specialty textile products to Interface Fabrics' traditional product offerings. The Company's June 1995 acquisition of Toltec Fabrics, a manufacturer and marketer of fabric for the contract and home furnishings upholstery markets, enhanced the Company's presence in the contract jobber market. In addition, the December 1995 acquisition of the Intek division of Springs Industries, a manufacturer experienced in the production of lighter-weight panel fabrics, has strengthened Interface Fabrics' capabilities in that market. All of these developments complement Interface Fabrics' dominant position with OEMs of movable office furniture systems.

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


Marketing and Sales

     The Company's principal interior fabrics customers are OEMs of movable office furniture systems. Interface Fabrics sells to essentially all of the major office furniture manufacturers, with the majority of its sales being made to a small number of companies located in the Grand Rapids, Michigan area (where domestic office furniture manufacturing is concentrated). Interface Fabrics also sells to manufacturers and distributors of wallcoverings, vertical blinds, cubicle curtains, acoustical wallboards, ceiling tiles and residential furniture, and, since the acquisition of Toltec Fabrics, to contract jobbers. The Guilford of Maine, Stevens Linen, Toltec and Intek brand names are well-known in the industry and enhance the Company's fabric marketing efforts.

     The Company's sales to OEM customers are made through Interface Fabrics' own sales force. Interface Fabrics' sales force also markets open line products for the retrofitting and refurbishing segment of the industry directly to specifiers under the trade name Guilford of Maine Textile Resources. In addition, the Company uses independent dealers to assist with sales of its non-panel fabric products.

     Interface Fabrics' sales force also works closely with designers, architects, facility planners and other specifiers who influence the purchasing decisions of buyers in the interior fabrics segment. In addition to facilitating sales, the resulting relationships also provide the Company with marketing and design ideas that are incorporated into its development of product offerings. Interface Fabrics maintains a design studio in Dudley, Massachusetts which facilitates coordination between its in-house designers and the design staffs of major customers. Interface Fabrics' design capabilities have also benefited from the product design services provided to it by an affiliate of Roman Oakey. (See "-Business Strategy and Principal Initiatives", above, and "-- Product Design, Research and Development", below.)

     The Company's U.S. sales offices are located in Saddle Brook, New Jersey and Grand Rapids, Michigan. Interface Fabrics also has marketing and distribution facilities in Canada and the United Kingdom, and sales representatives in Japan, Hong Kong, Singapore, Korea and South Africa. The Company has sought increasingly, over the past several years, to expand its export business and international operations in the fabrics segment, both to accommodate the demand of principal OEM customers that are expanding their overseas businesses, and to facilitate additional coordinated marketing to multinational customers of the Company's carpet business as part of the Company's "total interior solution" approach.

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

     In response to a shift in Interface Fabrics' traditional panel fabric market toward lighter weight, less expensive products, the Company implemented a major capital investment program in 1994 (which included the construction of a new facility and the acquisition of equipment) to enhance the efficiency and breadth of Interface Fabrics' yarn manufacturing processes. The program, which will be completed in March 1997, is designed to improve Interface Fabrics' cost effectiveness in producing such lighter weight fabrics, reduce manufacturing cycle time, and enable Interface Fabrics to reinforce its product leadership position with its OEM customers. The Company anticipates that the program will allow Interface Fabrics to reduce annual operating costs by $7 million in the production of its traditional fabric product line; Interface Fabrics already has begun to achieve cost savings as a result of such program. The acquisition of Intek in December 1995 provided the Company with immediate and significant capabilities in the efficient production of lighter weight, less expensive panel fabrics. The Company believes that it has recently been successful in designing fabrics that have simplified the manufacturing process, thereby reducing complexity while improving efficiency and quality. Through the use of existing raw materials, new fabrics are being manufactured using the mass customization production strategy. By employing the capabilities that are now available with the Company's new manufacturing facility, the Company anticipates that its ability to apply the mass customization production strategy to the manufacture of fabrics will be expanded. See "-Business
Strategy and Principal Initiatives", above.

     The Company offers textile processing services through Interface Fabrics' Component Technologies division in Grand Rapids, Michigan. Such services include the lamination of fabrics onto substrates for pre-formed office furniture system panels, facilitating easier and more cost effective assembly of the system components by Interface Fabrics' OEM customers.

Competition

     The Company competes in the interior fabrics market on the basis of product design, quality, reliability, price and service. By electing to concentrate on the open plan office furniture systems segment, Interface Fabrics has been able to specialize its manufacturing capabilities, product offerings and service functions, resulting in a leading market position. Through Interface Fabrics and Intek, the Company is the largest U.S. manufacturer of panel fabric for use in open plan office furniture systems.

     Drawing on its dominant position in the panel fabric segment and through its strategic acquisitions, the Company has been successfully diversifying its product offerings for the commercial interiors market to include a variety of non-panel fabrics, including upholstery, cubicle curtains, wallcoverings, ceiling fabrics and window treatments. The competition in these segments of the market is highly fragmented and includes both large, diversified textile companies, several of which have greater financial resources than the Company, as well as smaller, non-integrated specialty manufacturers. However, the Company's capabilities and strong brand names in these segments should enable it to continue to compete successfully.

SPECIALTY PRODUCTS

     The Interface Specialty Products Group is composed of: Rockland React-Rite, Inc. ("Rockland"), which develops, manufactures and markets specialty chemical products; Pandel, Inc. ("Pandel"), which produces vinyl carpet tile backing and specialty mat and foam products; the Company's Intersept antimicrobial sales and licensing program; and Interface Architectural Resources, Inc. ("Interface Architectural Resources"), which produces and markets raised/access flooring systems. As of April 1997, Gordon Whitener assumed corporate responsibility for the Specialty Products Group. While the Specialty Products Group's revenues represent a relatively small portion of total Company revenues (approximately 5% in fiscal 1996), certain operations within this Group traditionally have had the highest profit margins of any operating division. These subsidiaries, together with Interface Research Corporation, also serve as the research and development arm of the Company.

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

     The Company also markets cable management raised/access flooring systems, a specialty product which it markets through its Interface Architectural Resources business unit. The initial product offering, marketed under the name Intercell(R), is a low-profile (total height of less than three inches) cable management flooring system, particularly well suited for use in the renovation of existing buildings. In 1995, the Company acquired the rights to the Interstitial Systems(TM) access flooring product, a patented, multiple plenum system that serves to separate pressurized, climate-controlled air flow from the electrical and telecommunications cables included within the same access flooring system. In February 1996, the Company acquired C-Tec, Inc. (which was subsequently merged with Interface Architectural Resources and now operates under that name), the second largest manufacturer of raised/access flooring systems in the United States, with net sales in 1996 of approximately $28 million. Interface Architectural Resources markets the successful C-Tec line of products (Tec-Cor and Tec-Crete), which combine the tensile strength of steel and the compressive strength of concrete to create a safe, durable, strong, uniform and quiet panel which comes in a variety of surfaces. In 1996, Interface Architectural Resources entered into a marketing agreement with AMP, Inc., a supplier of electronic and electrical connectors, to sell Intergy(TM), a modular power delivery system that works in conjunction with all raised/access flooring systems.

INTERFACE RESEARCH CORPORATION

     Under the leadership of President Michael D. Bertolucci, Interface Research Corporation provides technical support and research and development for the entire family of Interface companies. Interface Research Corporation has developed a new polycarbite polymer carpet tile backing, which has demonstrated excellent performance in field tests conducted to date. The new backing material has also proved to be useful as an improved and lower cost precoat for broadloom applications. Interface Research Corporation also provides significant support to the Company's EcoSense initiative, primarily through its efforts in identifying recyclable products and raw materials and procedures to achieve, ultimately, closed-loop recycling of the Company's carpet products. A major technical effort has been launched to define optimum recycling processes for the Company's carpet and fabric products. (See"-- Environmental Initiatives".)

PRODUCT DESIGN, RESEARCH AND DEVELOPMENT

     The Company maintains an active research, development and design staff of approximately 100 persons, and also draws on the research and development efforts of its suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials.

     Innovation and increased customization in product design and styling are the principal focus of the Company's product development efforts. The Company's carpet design and development team is recognized as the industry leader in carpet design and product engineering. Under the leadership of David Oakey since January 1994 (pursuant to the Company's exclusive consulting contract with Mr. Oakey's design firm, Roman Oakey, Inc.), the Company's U.S. modular carpet subsidiary created 26 new modular carpet designs in 1994, the largest number in one year in the Company's history, and another 20 and 21 in 1995 and 1996, respectively. The new modular carpet designs, as well as broadloom designs introduced by Bentley Mills and Prince Street, were well-received by the targeted specifier market, and resulted in the Company receiving eight (out of a possible 12) U.S. carpet industry design awards bestowed by the International Interior Design Association in 1994, including all five awards in the carpet tile division, and three IIDA awards in 1995. Mr. Oakey was also instrumental in the Company's implementation of a new product development concept -- "simple inputs, pretty outputs" -- resulting in the ability to efficiently produce many products from a single yarn system. The Company's mass customization production approach evolved, in major part, from this concept. In addition to increasing the number and variety of product designs (which enables the Company to increase high margin custom sales), the mass customization approach increases inventory turns and reduces inventory levels (for both raw materials and standard products) and its related costs because of the Company's more rapid and flexible production capabilities.

     The Company's original focus for Roman Oakey's product design/production engineering services was principally on the Company's carpet tile products for the U.S. market. Roman Oakey's design services have been extended to the Company's international carpet tile operations and domestic broadloom companies, and an affiliate of that firm was engaged to provide similar design services to the Company's interior fabrics business (which already possessed significant capabilities in the design area). The Company expects increased levels of innovation in product design and development for those divisions to be achieved in the future.


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

     The Company has engaged some of the world's leading authorities on global ecology as environmental consultants. The current list of consultants includes Paul Hawken, author of The Ecology of Commerce, The Next Economy, and Chairman of The Natural Step, U.S.A.; Bill McDonough, Dean of Architecture, University of Virginia; Amory Lovins, energy consultant, director of Rocky Mountain Institute; Daniel Quinn, author of Ishmael, Providence, and The Story of B; John Picard, President of E2, American environmental consultant; David Brower, former executive director of the Sierra Club, and founder of The Earth Island Institute; and Jonathan Porritt, director of Forum for the Future.

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

BACKLOG

     The Company's backlog of unshipped orders was approximately $122,300,000 at December 29, 1996, compared to approximately $78,900,000 at December 29, 1995. Backlog of unshipped orders increased in fiscal 1996 as a result of increased sales volume in the Company's floorcovering operations in the United States (particularly modular carpet) and the acquisitions of C-Tec and certain of the commercial floorcovering dealers comprising the Re:Source Americas network. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at December 29, 1996 is expected to be shipped during the succeeding six to nine months.

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

EMPLOYEES

     At March 15, 1997, the Company employed a total of approximately 6,000 employees worldwide. Of such employees, approximately 1,900 are clerical, sales, supervisory and management personnel and the balance are manufacturing personnel.

     Three of the commercial flooring dealers acquired by the Company in 1996 have employee groups that are represented by unions. In addition, certain of the Company's production employees in Australia and the United Kingdom are represented by unions. As required by the laws of the Netherlands, a Works Council, the members of which are Company employees, is required to be consulted by management with respect to certain matters relating to the Company's operations in that country, such as a change in control of Interface Europe B.V. (the Company's modular carpet subsidiary based in the Netherlands), and the approval of such Council is required for certain actions, including changes in compensation scales or employee benefits. Management believes that its relations with the Works Council, the unions and all of its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages as of March 15, 1997, and principal positions with the Company are as follows. Executive officers serve at the pleasure of the Board of Directors.

     NAME                   AGE        PRINCIPAL POSITION(s)
     ----                   ---        ---------------------
  Ray C. Anderson           62         Chairman of the Board and Chief Executive Officer
  Charles R. Eitel          47         President and Chief Operating Officer
  Michael D. Bertolucci     56         Senior Vice President
  Brian L. DeMoura          51         Senior Vice President
  Daniel T. Hendrix         42         Senior Vice President - Finance, Chief Financial Officer and Treasurer
  Don E. Russell            59         Senior Vice President
  John H. Walker            52         Senior Vice President
  Gordon D. Whitener        34         Senior Vice President
  F. Colville Harrell       62         Vice President - Planning & Analysis
  Alan S. Kabus             39         Vice President
  John R. Wells             35         Vice President
  Raymond S. Willoch        38         Vice President, General Counsel and Secretary


     Mr. Anderson founded the Company in 1973, and has served as the Company's Chairman and Chief Executive Officer since its founding. In 1996, Mr. Anderson was appointed by President Clinton to the President's Council on Sustainable Development. Mr. Anderson is a member of the Board of Directors of NationsBank Corporation. He also serves on the Boards of numerous nonprofit organizations.

     Mr. Eitel joined the Company in November 1993 as President of Interface Flooring Systems, Inc. ("IFS", the Company's principal U.S. modular carpet subsidiary) and Interface Americas, Inc. (a wholly-owned U.S. holding company), with responsibility for the Company's modular carpet operations throughout the Americas. He also became a Senior Vice President of the Company at that time. In October 1994, Mr. Eitel was promoted to Executive Vice President of the Company and President and Chief Executive Officer of the Floorcoverings Group, thereby assuming overall responsibility for the Company's worldwide carpet business. In February 1997, Mr. Eitel was promoted to President and Chief Operating Officer of the Company. From July 1987 until joining the Company, Mr. Eitel served as President of the Floorcoverings Division (based in Dalton, Georgia) of Collins & Aikman Corporation. Collins & Aikman is a diversified textile producer, headquartered in North Carolina. Mr. Eitel also serves as a director of Weeks Corporation, an industrial real estate company based in Atlanta.

     Mr. Bertolucci joined the Company in April 1996 as President of Interface Research Corporation and Senior Vice President of the Company. From October 1989 until joining the Company, he was Vice President of Technology for Highland Industries, an industrial fabric company located in Greensboro, North Carolina.

     Mr. DeMoura became a Senior Vice President of the Company and President and Chief Executive Officer of Guilford of Maine, Inc. (now Interface Fabrics) in March 1994. From August 1990 until joining the Company, Mr. DeMoura served as President and CEO of Fashion Fabrics of America, Inc., an Orangeburg, South Carolina based producer of fabrics for the upscale men's and women's apparel markets.

     Mr. Hendrix joined the Company as Financial Manager in 1983. He was promoted to Treasurer of the Company in 1984, Chief Financial Officer in 1985, Vice President Finance in 1986, and Senior Vice President Finance in October 1995.

     Mr. Russell has served in various executive capacities since 1973. He became a Senior Vice President in 1986. From September 1995 until April 1997, Mr. Russell served as President and Chief Executive Officer of the Company's Specialty Products Group, composed of the Company's chemical and specialty surfaces subsidiaries (Rockland and Pandel), Intersept antimicrobial sales and licensing program, and Architectural Resources business unit. Mr. Russell served as President and CEO of Interface Europe, Inc. (the Company's U.S. holding company for its subsidiaries in Europe) and Interface Europe B.V. from 1991 until August 1995.

     Mr. Walker began his career with the Company as Financial Controller of the U.K. Division of Heuga Holding B.V. (now Interface Europe B.V.), a Netherlands-based carpet tile manufacturer, which was acquired by the Company in 1988. He later served as Vice President Sales & Marketing of Interface Europe, B.V. and in July 1995 was promoted to the position of Senior Vice President of the Company and President and Chief Executive Officer of Interface Europe, Inc. In his current position, he has responsibility for the Company's floorcovering operations in both Europe and the Asia-Pacific region.

     Mr. Whitener joined the Company in November 1993 as Senior Vice President - Sales & Marketing of IFS. In October 1994, he became a Senior Vice President of the Company and President and Chief Executive Officer of IFS and Interface Americas, assuming responsibility for the Company's modular carpet operations throughout the Americas, and Prince Street Technologies, Ltd., the Company's commercial broadloom carpet operation based in Cartersville, Georgia. Mr. Whitener also assumed corporate responsibility for Bentley Mills in July 1995 and the Specialty Products Group in April 1997. From April 1988 until joining the Company, Mr. Whitener served in various sales management capacities with Collins & Aikman (Floorcoverings Division), including Vice President Marketing.

     Mr. Harrell joined the Company as a planning analyst in 1984, and became Vice President Planning and Analysis in 1986. He served as Senor Vice President Operations of IFS from September 1992 until October 1994, at which time he resumed his current position with the parent Company.

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

     Mr. Willoch joined the Company as Corporate Counsel in June 1990. He was promoted to Assistant Secretary in 1991, Assistant Vice President in 1993, Vice President in January 1996 and Secretary and General Counsel in August 1996.

ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters in Atlanta, Georgia in approximately 15,565 square feet of leased space. The following table lists the Company's principal manufacturing facilities:


                          Location             Primary Products                             Floor Space (Sq. Ft.)
                          --------             ----------------                             ---------------------
Cartersville, Georgia ........................ Broadloom carpet                                  210,000
Cartersville, Georgia ........................ Broadloom carpet                                   45,000
City of Industry, California ................. Broadloom carpet                                  539,641
LaGrange, Georgia ............................ Modular carpet                                    326,666
West Point, Georgia .......................... Modular carpet                                    179,300
Athens, Tennessee ............................ Modular carpet                                     71,577
Scherpenzeel, the Netherlands ................ Modular carpet; Specialty Products                292,142
Shelf, England ............................... Modular carpet                                    223,342
Heckmondwike, England ........................ Modular carpet                                     90,000
Craigavon, N. Ireland ........................ Modular carpet                                    125,060
Ontario (Belleville), Canada ................. Modular carpet                                     77,000
Picton, Australia ............................ Modular carpet                                     89,560
Bangkok, Thailand ............................ Modular carpet                                     66,072
Guilford, Maine .............................. Interior fabrics                                  396,690
Guilford, Maine............................... Interior fabrics                                   96,200
Eastport, Maine .............................. Interior fabrics                                   78,135
Newport, Maine ............................... Interior fabrics                                  208,932
Dudley, Massachusetts ........................ Interior fabrics                                  300,000
East Douglas, Massachusetts .................. Interior fabrics                                  301,772
Grand Rapids, Michigan ....................... Interior fabrics                                   55,800
Aberdeen, North Carolina ..................... Interior fabrics                                   88,000
Greensboro, North Carolina ................... Interior fabrics                                   63,700
Cartersville, Georgia ........................ Specialty products                                124,500
Grand Rapids, Michigan........................ Access flooring                                   120,000
Grand Rapids, Michigan ....................... Access flooring                                    40,000
Rockmart, Georgia............................. Chemicals                                          37,500
Chatom, Alabama .............................. Chemicals                                           7,500


----------------------------

     The Company owns all of its manufacturing facilities, except Interface Fabrics's facility and a portion of Interface Architectural Resources' facility in Grand Rapids, Michigan; Pandel's facility in Cartersville, Georgia; Bentley Mills' facilities in City of Industry, California and Athens, Tennessee; and Toltec's facility in Greensboro, North Carolina, which are leased. The Bangkok, Thailand facility is owned by a joint venture in which the Company has a 70% interest.

     The Company maintains marketing offices in 91 locations in 39 countries and distribution facilities in 37 locations in six countries. Most of the marketing locations and many of the distribution facilities are leased.

     The Company believes that its manufacturing and distribution facilities, and its marketing offices, are sufficient for its present operations. The Company will continue, however, to consider the desirability of establishing additional facilities and offices in other locations around the world as part of its business strategy to meet expanding global market demands. The Company expects to begin construction of a joint venture carpet tile manufacturing facility in Shanghai, China in the second quarter of 1997.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The information concerning the market prices for the Company's Class A Common Stock and dividends on the Company's Common Stock included in Notes 12 and 18 of the Notes to the Company's Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference. As of March 20, 1997, the Company had 478 holders of record of its Class A Common Stock and 52 holders of record of its Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Information on page 63 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 36 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Consolidated Financial Statements and the Report of Independent Certified Public Accountants included on pages 37 through 62 of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the caption "Nomination and Election of Directors" in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1996 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Compensation and Related Items" in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1996 fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Principal Shareholders and Management Stock Ownership" in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1996 fiscal year, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the captions "Compensation Committee Interlocks and Insider Participation" (second paragraph only) and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1996 fiscal year, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1. FINANCIAL STATEMENTS

       The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants contained in the Company's 1996 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Report:

       Consolidated Balance Sheets -- December 29, 1996 and December 31, 1995 Consolidated Statements of Income -- years ended December 29, 1996,
          December 31, 1995 and January 1, 1995
       Consolidated Statements of Cash Flows -- years ended December 29, 1996,
          December 31, 1995 and January 1, 1995
       Notes to Consolidated Financial Statements
       Report of Independent Certified Public Accountants

     2.  FINANCIAL STATEMENT SCHEDULES

         The following Consolidated Financial Statement Schedules of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are included as part of this Report (see page 16):

      Report of Independent Certified Public Accountants
      Schedule II -- Valuation and Qualifying Accounts and Reserves

     3.  EXHIBITS

         The following exhibits are included as part of this Report:

 EXHIBIT
 NUMBER                     DESCRIPTION EXHIBIT
 ------                     -------------------

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

4.2 (a) Indenture governing the Company's 9.5% Senior Subordinated Notes due 2005, dated as of November 15, 1995, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank of Georgia, as Trustee (the "Indenture") (included as
         Exhibit 4.1 to the Company's registration statement on Form S-4, File No. 33-65201, previously filed with the Commission and incorporated herein by reference).

     (b) Supplement No. 1 to Indenture, dated as of December 27, 1996.

4.3      Form of Exchange Note (included as part of Exhibit 4.2).

10.1 Plan for Reimbursement of Medical and Dental Care Expenses, dated May 3, 1978 (included as Exhibit 10.19 to the Company's registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

10.2     Salary Continuation Plan, dated May 7, 1982 (included as Exhibit
         10.20 to the Company's registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

10.3 Salary Continuation Agreement (included as Exhibit 10.23 to the Company's registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

10.4 Interface, Inc. Key Employee Stock Option Plan (1993), effective as of March 1, 1993 (included as Exhibit 10.7 to the 1992 10-K, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto (included as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended January 2, 1994, previously filed with the Commission and incorporated herein by reference); and Amendment No. 2 thereto

               (included as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K"), previously filed with the Commission and incorporated herein by reference).*

    10.5       Interface, Inc. Offshore Stock Option Plan (included as Exhibit
               10.15 to the Company's annual report on Form 10-K for the year ended January 1, 1989, previously filed with the Commission and incorporated herein by reference), and Amendment No. 1 thereto (included as Exhibit 10.11 to the Company's annual report on Form 10-K for the year ended December 29, 1991, previously filed with the Commission and incorporated herein by reference).*

    10.6       Interface, Inc. Omnibus Stock Incentive Plan. *

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

         (b) Amended and Restated Credit Agreement, dated as of June 30, 1995, among the Company (and certain direct and indirect subsidiaries), SunTrust Bank and The First National Bank of Chicago (included as
               Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1995, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto dated July 31, 1995, Amendment No. 2 thereto dated November 21, 1995, Amendment No. 3 thereto dated February 28, 1996 (Amendments No. 1, 2 and 3 were included as Exhibit 10.8(b) to the 1995 10-K, previously filed with the Commission and incorporated herein by reference); Amendment No. 4 thereto dated July 30, 1996 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996, previously filed with the Commission and incorporated herein by reference); and Fifth Amendment thereto dated December 29, 1996.*

    10.9 (a) Loan Agreement, dated as of November 1, 1989, between Interface Flooring Systems, Inc. and West Point Development Authority (included as Exhibit 10.24(a) to the Company's annual report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K"), previously filed with the Commission and incorporated herein by reference).

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

    10.10 Revolving Credit Loan Agreement, dated as of August 5, 1991, between Interface Flooring Systems, Inc. and SunTrust Bank (included as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 29, 1991, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto dated June 30, 1992 (included as Exhibit
               10.19 to the Company's 1992 10-K, previously filed with the Commission and incorporated herein by reference); Second Amendment, dated August 5, 1993 (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1993, previously filed with the Commission and incorporated herein by reference); Third Amendment, dated June 15, 1994 (included as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1994, previously filed with the Commission and incorporated herein by reference; Fourth Amendment, dated August 5, 1994 (included as
               Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1994, previously filed with the Commission and incorporated herein by reference); Joinder Agreement and Fifth Amendment thereto, dated as of June 30, 1995 (included as Exhibit 10.10 to the 1995 10-K, previously filed with the Commission and incorporated herein by reference); and Sixth Amendment thereto dated August 5, 1996 (included as Exhibit
               10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996, previously filed with the Commission and incorporated herein by reference).

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

    10.13      Employment Agreement of Brian L. DeMoura (included as Exhibit
               10.4 to the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1994, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto (included as Exhibit 10.2 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

    10.14      Agreement (Change In Control) of Brian L. DeMoura (included as
               Exhibit 10.1 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

    10.15 Employment Agreement of Don E. Russell (included as Exhibit 10.17 to the Company's 1994 10-K, previously filed with the Commission and incorporated by reference); Amendment No. 1 thereto (included as Exhibit 10.12 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

    10.16      Agreement (Change In Control) of Don E. Russell (included as
               Exhibit 10.11 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

    10.17      Agreement (Change In Control) of Gordon D. Whitener (included as
               Exhibit 10.13 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

    10.18      Employment Agreement of Daniel T. Hendrix (included as Exhibit
               10.8 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

    10.19      Agreement (Change In Control) of Daniel T. Hendrix (included as
               Exhibit 10.7 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

    10.20      Employment Agreement of F. Colville Harrell (included as Exhibit
               10.6 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

    10.21      Agreement (Change In Control) of F. Colville Harrell (included as
               Exhibit 10.5 to the Company's Third Quarter 1995 10-Q, previously filed with the Commission and incorporated herein by reference).*

    10.22      Employment Agreement of Raymond S. Willoch (included as Exhibit
               10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996, previously filed with the Commission and incorporated herein by reference).*

    10.23      Agreement (Change In Control) of Raymond S. Willoch (included as
               Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996, previously filed with the Commission and incorporated herein by reference).*

    10.24 Receivables Sale Agreement, dated as of August 4, 1995, among Interface Securitization Corporation, Interface, Inc., Special Purpose Accounts Receivable Cooperative Corporation and Canadian Imperial Bank of Commerce (included as Exhibit 10.26 to the 1995 10-K, previously filed with the Commission and incorporated herein by reference) and Amendment thereto dated as of December 27, 1996.

    10.25 Receivables Sale Agreement, dated as of December 27, 1996, among Interface Securitization Corporation, Interface, Inc., certain financial institutions (as bank purchasers), and Canadian Imperial Bank of Commerce (as administrative agent).

    13 Certain information contained in the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996, which is expressly incorporated into this Report by direct reference thereto.

    21         Subsidiaries of the Company.

    23 Consent of BDO Seidman, LLP to the incorporation by reference of certain reports dated February 20, 1997 into the prospectuses constituting parts of the Company's registration statements on Form S-8 (File Numbers 33-28305, 33-28307, 33-69808, 333-10379
               and 333-10377).

    27         Financial Data Schedule (for SEC use only).

----------------

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Interface, Inc.
Atlanta, Georgia

     The audits referred to in our Report dated February 20, 1997 relating to the Consolidated Financial Statements of Interface, Inc. and subsidiaries, incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Shareholders for the fiscal year ended December 29, 1996, included the audit of Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule.

     In our opinion, such Schedule presents fairly, in all material respects, the information set forth therein.

                                           BDO SEIDMAN, LLP

Atlanta, Georgia
February 20, 1997


                        INTERFACE, INC. AND SUBSIDIARIES
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-----------------------------------------------------------------------------------------------------------------------
Column A                                 Column B       Column C                       Column D          Column E
-----------------------------------------------------------------------------------------------------------------------
                                         Balance at     Charged to     Charged to      Balance at        Balance at
                                         beginning      costs and        other         Deductions        end of
                                         of year        expenses(a)    accounts        (describe)        year
-----------------------------------------------------------------------------------------------------------------------
                                                            (in thousands)
Allowance for doubtful accounts:
    Year ended:
        December 29, 1996 .............  $5,870         $   3,529(b)   $  --           $2,050(c)         $7,349
                                         ======         =========      ======          ======            ======

        December 31, 1995 .............  $6,501         $   2,448      $  --           $3,079(c)         $5,870
                                         ======         =========      ======          ======            ======

        January 1, 1995 ...............  $5,771         $   3,562(d)   $  --           $2,832(c)         $6,501
                                         ======         =========      =======         ======            ======


---------------

(a)  Includes changes in foreign currency exchange rates.
(b) Includes allowance of $1,034 at acquisition date for Renovisions, C-Tec and certain of the dealers in the Re:Source Americas network.
(c)  Write off bad debt.
(d)  Includes Prince Street allowance of $780 at acquisition date.

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

                                             INTERFACE, INC.

                                             By:/s/ Ray C. Anderson
                                               ---------------------------
                                                    Ray C. Anderson
                                                 Chairman of the Board
                                               and Chief Executive Officer
Date:   March 27, 1997

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


           SIGNATURE                                                CAPACITY                                  DATE
           ---------                                                --------                                  ----
     /s/   Ray C. Anderson                  Chairman of the Board and Chief Executive Officer             March 27, 1997
   ---------------------------------        (Principal Executive Officer)
           Ray C. Anderson

     /s/   Daniel T. Hendrix                Senior Vice President, Chief Financial Officer,               March 27, 1997
   ---------------------------------        Treasurer and Director (Principal Financial and
           Daniel T. Hendrix                Accounting Officer)

     /s/   Brian L. DeMoura                 Director                                                      March 27, 1997
   ---------------------------------
           Brian L. DeMoura

     /s/   Charles R. Eitel                 Director                                                      March 27, 1997
   ---------------------------------
           Charles R. Eitel

     /s/   Donald E. Russell                Director                                                      March 27, 1997
   ---------------------------------
           Donald E. Russell

     /s/   John H. Walker                   Director                                                      March 27, 1997
   ---------------------------------
           John H. Walker

     /s/   Gordon D. Whitener               Director                                                      March 27, 1997
   ---------------------------------
           Gordon D. Whitener

     /s/   Dianne Dillon-Ridgley            Director                                                      March 27, 1997
   ---------------------------------
           Dianne Dillon-Ridgley

     /s/   Carl I. Gable                    Director                                                      March 27, 1997
   ---------------------------------
           Carl I. Gable

     /s/   June M. Henton                   Director                                                      March 27, 1997
   ---------------------------------
           June M. Henton

     /s/   J. Smith Lanier, II              Director                                                      March 27, 1997
   ---------------------------------
           J. Smith Lanier, II

     /s/   Leonard G. Saulter               Director                                                      March 27, 1997
   ---------------------------------
           Leonard G. Saulter

     /s/   Clarinus C.Th. van Andel         Director                                                      March 27, 1997
   ---------------------------------
           Clarinus C.Th. van Andel


                                  EXHIBIT INDEX

 EXHIBIT                                                                             SEQUENTIAL PAGE
 NUMBER                      DESCRIPTION OF EXHIBIT                                       NUMBER
 ------                      ----------------------                                       ------
   4.2(b)        Supplement No. 1 to Indenture, dated as of December 27, 1996.

   10.6          Interface, Inc. Omnibus Stock Incentive Plan.*

   10.8(b) Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 29, 1996.

   10.24         Amendment dated as of December 27, 1996, to Receivables Sale
                 Agreement, dated as of August 4, 1995, amont Interface
                 Securitization Corporation, Interface, Inc., Special Purpose
                 Account Receivable Cooperative Corporation and Canadian
                 Imperial Bank of Commerce.

   10.25         Receivables Sale Agreement, dated as of December 27, 1996 among
                 Interface Securitization Corporation, Interface, Inc., certain financial institutions (as bank purchasers) and Canadian
                 Imperial Bank of Commerce (as administrative agent).

   13 Certain information contained in the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996, which is expressly incorporated into this Report by direct reference thereto.

   21            Subsidiaries of the Company.

   23 Consent of BDO Seidman, LLP to the incorporation by reference of certain reports dated February 20, 1997 into the prospectuses constituting parts of the Company's registration statements on Form S-8 (File Numbers 33-28305, 33-28307,
                 33-69808, 333-10379 and 333-10377).

   27            Financial Data Schedule (for SEC only).

------------------

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.
