Form 10-Q
period 1997-03-30
INTERFACE INC
filed 1997-05-14
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

For Quarterly Period Ended March 30, 1997


                         Commission File Number 0-12016
                         ------------------------------

                                INTERFACE, INC.
                                ---------------
             (Exact name of registrant as specified in its charter)

          GEORGIA                                            58-1451243
          -------                                            ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



           2859 PACES FERRY ROAD, SUITE 2000, ATLANTA, GEORGIA 30339
           ---------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (770) 437-6800
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                             ------   ------

Shares outstanding of each of the registrant's classes of common stock at May 9, 1997:


               Class                                    Number of Shares
               -----                                    ----------------
 Class A Common Stock, $.10 par value per share           20,844,050
 Class B Common Stock, $.10 par value per share            2,719,838

                               INTERFACE, INC.

                                    INDEX


                                                                                        PAGE
PART I.  FINANCIAL INFORMATION                                                          ----


         Item 1.      Financial Statements                                               3

                      Balance Sheets - March 30, 1997 and  December 29, 1996             3

                      Statements of Income - Three Months                                4

                      Ended March 30, 1997 and  March  31, 1996

                      Statements of Cash Flows -  Three Months                           5

                      Ended March 30, 1997 and  March 31, 1996

                      Notes to Financial Statements                                      6

         Item 2.      Management's Discussion and Analysis of Financial                 11

                      Condition and Results of Operations

PART II. OTHER INFORMATION


         Item 1.      Legal Proceedings                                                 13

         Item 2.      Changes in Securities                                             13

         Item 3.      Defaults Upon Senior Securities                                   13

         Item 4.      Submission of Matters to a Vote of Security Holders               13

         Item 5.      Other Information                                                 13

         Item 6.      Exhibits and Reports on Form 8-K                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTERFACE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

 (IN THOUSANDS)

                                                               MARCH 30,             DECEMBER 29,
                         ASSETS                                   1997                   1996
                         ------                                   ----                   ----
 CURRENT ASSETS:
   Cash and Cash Equivalents                                   $      -               $  8,762
   Accounts Receivable                                          157,562                167,817
   Inventories                                                  152,956                146,678
   Deferred Tax Asset                                             7,002                  7,057
   Prepaid Expenses                                              25,833                 22,986
                                                               --------               --------
     TOTAL CURRENT ASSETS                                       343,353                353,300

 PROPERTY AND EQUIPMENT, less
   accumulated depreciation                                     210,964                208,791
 EXCESS OF COST OVER NET ASSETS ACQUIRED                        244,850                249,070
 OTHER ASSETS                                                    55,608                 51,385
                                                               --------               --------
                                                               $854,775               $862,546
                                                               ========               ========
 LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
 -------------------------------------------

 CURRENT LIABILITIES:
   Notes Payable                                               $ 12,186               $ 14,918
   Accounts Payable                                              70,643                 74,960
   Accrued Expenses                                              69,989                 70,919
   Current Maturities of Long-Term Debt                           2,206                  2,919
                                                               --------               --------
     TOTAL CURRENT LIABILITIES                                  155,024                163,716

 LONG-TERM DEBT, less current maturities                        255,892                254,353
 SENIOR SUBORDINATED NOTES                                      125,000                125,000
 DEFERRED INCOME TAXES                                           23,403                 23,484
                                                                -------               --------
     TOTAL LIABILITIES                                          559,319                566,553
                                                                -------               --------
 Minority  Interest                                               3,125                  3,125
   Redeemable Preferred Stock                                         -                 19,750
   Common Stock                                                   2,698                  2,536
   Additional Paid-In Capital                                   148,014                124,557
   Retained Earnings                                            173,182                166,828
   Foreign Currency Translation Adjustment                      (13,817)                (3,057)
   Treasury Stock, 3,600
       Class A Shares, at Cost                                  (17,746)               (17,746)
                                                               --------               --------
                                                               $854,775               $862,546
                                                               ========               ========



     See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED
                                               -----------------------
                                               MARCH 30,     MARCH 31,
                                                 1997           1996
                                               --------       --------
 Net Sales                                     $257,345       $205,017
 Cost of Sales                                  174,432        142,104
                                               --------       --------
   Gross Profit on Sales                         82,913         62,913
 Selling, General and Administrative Expenses    62,956         49,342
                                               --------       --------
   Operating Income                              19,957         13,571
 Other (Expense) Income - Net                   (9,543)        (7,591)
                                               --------       --------
   Income before Taxes on Income                 10,414          5,980
 Taxes on Income                                  4,061          2,272
                                               --------       --------
 Net Income                                       6,353          3,708
 Less: Preferred Dividends                        --               437
                                               --------       --------
 Net Income Applicable to Common Shareholders  $  6,353       $  3,271
                                               ========       ========
 Primary Earnings Per Common Share             $   0.28       $   0.18
                                               ========       ========
 Weighted Average Common Shares Outstanding      22,584         18,475
                                               ========       ========




     See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                --------------------------
                                                               MARCH 30,          MARCH 31,
                                                                 1997               1996
                                                                --------          --------
 (IN THOUSANDS)
 OPERATING ACTIVITIES:
  Net income                                                    $  6,353          $  3,708
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                                 10,023             8,247
    Deferred income taxes                                             40                14
    Cash provided by (used for):
     Accounts receivable                                           6,698           (10,576)
     Inventories                                                  (8,633)           (6,569)
     Prepaid and other                                            (8,578)           (3,669)
     Accounts payable and accrued expenses                        (7,786)            6,264
                                                                --------          --------
                                                                  (1,883)           (2,581)
                                                                --------          --------

 INVESTING ACTIVITIES:
   Capital expenditures                                          (11,878)          (10,111)
   Acquisitions of businesses                                       -              (18,969)
   Other                                                          (3,257)           (4,978)
                                                                --------          --------
                                                                 (15,135)          (34,058)
                                                                --------          --------
 FINANCING ACTIVITIES:
   Net borrowing (reduction) of long-term debt                     4,455            34,176
   Issuance of common stock                                        3,869               490
   Dividends paid                                                  -                (1,547)
                                                                --------          --------
                                                                   8,324            33,119
                                                                --------          --------
   Net cash provided by (used for) operating,
    investing and financing activities                            (8,694)           (3,520)
   Effect of exchange rate changes on cash                           (68)               (2)
                                                                --------          --------
 CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the period                      (8,762)           (3,522)
   Balance at beginning of period                                  8,762             8,750
                                                                --------          --------
   Balance at end of period                                     $    -            $  5,228
                                                                --------          --------


     See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - CONDENSED FOOTNOTES

             As contemplated by the Securities and Exchange Commission (the "Commission") instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to the Company's year-end financial statements contained in its Annual Report to Shareholders for the fiscal year ended December 29, 1996, as filed with the Commission.

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


NOTE 2 - INVENTORIES

                     Inventories are summarized as follows:

                                   MARCH 30,            DECEMBER 29,
                                     1997                   1996
                                     ----                   ----
 Finished Goods                    $ 89,877               $ 81,034
 Work-in-Process                     30,360                 30,464
 Raw Materials                       32,719                 35,180
                                   --------               --------
                                   $152,956               $146,678
                                   ========               ========

NOTE 3 - BUSINESS ACQUISITIONS

             During fiscal 1996, the Company acquired 100% of the outstanding capital stock of fifteen floorcovering contractors -- Landry's Commercial Flooring Co., Inc., based in Oregon, Reiser Associates, Inc., based in Texas, Earl W. Bentley Operating Co., Inc., based in Oklahoma, Quaker City International, Inc., based in Pennsylvania, Superior Holding Inc., based in Texas, Flooring Consultants, Inc., based in Arizona, ParCom, Inc., based in Virginia, Congress Flooring Corp., based in Massachusetts, Southern Contract Systems, Inc., based in Georgia, B. Shehadi & Sons, Inc., based in New Jersey, A & F Installation, Inc., based in New Jersey, Lasher/White Carpet Co., Inc., based in New York; Oldtown Carpet Center, Inc., based in North Carolina; Architectural Floors, a division of Continental Office Furniture Corp., based in Ohio; and Floor Concepts, Inc., based in Maryland. As consideration, the Company issued 2,674,906 shares of Class A common stock valued at approximately $19.3 million, $.8 million in 7% Notes and $23.0 million in cash. All the acquisitions were accounted for as purchases, accordingly, the results of operations for the acquired companies are included in the Company's consolidated financial statements from the date of the acquisitions. The excess of the purchase price over the fair value of the net liabilities was approximately $33.9 million and is being amortized over 25 years.

             In February 1996, the Company acquired the outstanding common stock of Renovisions, Inc., a nationwide installation services firm (based in Georgia) that has pioneered a new method of carpet replacement, for approximately $4 million in cash and $1 million in guaranteed payments due February 1, 1997. The acquisition was accounted for as a purchase and, accordingly, the results of operations for Renovisions are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets was approximately $4.3 million, and is being amortized over 25 years.

             In February 1996, the Company acquired the outstanding common stock of C-Tec, Inc., a Michigan based producer of raised/access flooring systems, for approximately $8.8 million (comprised of $4.5 million in cash and $4.3 million in 6% subordinated convertible notes). The acquisition was accounted for as a purchase and, accordingly, the results of operations for C-Tec are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net liabilities was approximately $3.1 million, and is being amortized over 25 years.


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

NOTE 5 - REDEEMABLE PREFERRED STOCK

             In December 1996, the Company notified its Series A preferred shareholders that it intended to redeem up to $10 million of the approximately $19.7 million (face value) Series A Preferred Stock then outstanding. As a result of this notice, the Series A preferred shareholders, with one exception, instead elected to convert their shares of Series A Preferred Stock into an aggregate of approximately 1,360,000 shares of the Company's Class A Common Stock. The shares of Series A Preferred Stock owned by the non-converting shareholder were redeemed for approximately $6,000.

NOTE 6 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

             The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Securities and Exchange Commission.




                        INTERFACE, INC. AND SUBSIDIARIES
              NOTE 6 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

                                                               FOR THE THREE MONTHS ENDED MARCH 30, 1997

                                                                              INTERFACE,    CONSOLIDATION
                                                                 NON-            INC.            AND
                                              GUARANTOR       GUARANTOR        (PARENT       ELIMINATION     CONSOLIDATED
                                             SUBSIDIARIES    SUBSIDIARIES    CORPORATION)      ENTRIES          TOTALS
                                             ------------    ------------    ------------      -------          ------

                                                                          (IN THOUSANDS)
Net sales                                      $204,115        $ 82,267         $     0        (29,037)        $257,345
Cost of sales                                   147,116          56,353               0        (29,037)         174,432
                                              ---------       ---------       ---------      ---------        ---------
Gross profit on sales                            56,999          25,914               0              0           82,913
Selling, general and                             42,190          16,702           4,064              0           62,956
administrative expenses                       ---------       ---------       ---------      ---------        ---------

Operating income                                 14,809           9,212         (4,064)              0           19,957
Other expense (income)
Interest Expense                                  1,662           1,111           5,618              0            8,391
Other                                             1,556             664          (1,066)             0            1,154
                                              ---------       ---------       ---------      ---------        ---------
Total other expense                               3,218           1,775           4,552              0            9,545
                                              ---------       ---------       ---------      ---------        ---------
Income before taxes on income and
equity in income of subsidiaries                 11,591           7,437          (8,616)             0           10,412
Taxes on income                                   3,774           2,703          (2,418)             0            4,059
Equity in income of subsidiaries                      0               0          12,551        (12,551)               0
                                              ---------       ---------       ---------      ---------        ---------

Net income before
extraordinary items                               7,817           4,734           6,353        (12,551)           6,353
Extraordinary loss (less applicable taxes)            0               0               0              0                0
                                              ---------       ---------       ---------      ---------        ---------


Net income                                        7,817           4,734           6,353        (12,551)           6,353
Preferred stock dividends                             0               0               0              0                0
                                              ---------       ---------       ---------      ---------        ---------
Net income applicable to common shareholders   $  7,817        $  4,734         $ 6,353       ($12,551)        $  6,353
                                              =========       =========       =========       =========       =========



                                                            MARCH 30, 1997


                                                                            CONSOLIDATION
                                                 NON-     INTERFACE, INC.       AND
                                 GUARANTOR    GUARANTOR      (PARENT        ELIMINATION    CONSOLIDATED
                               SUBSIDIARIES  SUBSIDIARIES  CORPORATION)       ENTRIES         TOTALS
                               ------------  ------------  ------------       -------         ------
                                                          (in thousands)

 ASSETS
 Current Assets:
   Cash and cash equivalents          1,517         4,960        (6,477)                0              0
   Accounts receivable              112,048        59,363       (13,849)                0        157,562
   Inventories                      106,610        46,048            298                0        152,956
   Miscellaneous                      9,727        13,320          9,788                0         32,835
                                   --------      --------      ---------         --------       --------
      Total current assets          229,902       123,691        (10,240)               0        343,353

 Property and equipment,
 less accumulated depreciation      147,099        58,112          5,753                0        210,964
 Investment in subsidiaries         108,977        17,760        381,670        (508,407)              0
 Miscellaneous                      152,610        43,115        378,702        (518,819)         55,608
 Excess of cost over net
 assets acquired                    172,209        68,579          4,062                0        244,850
                                   --------      --------      ---------         --------       --------
                                    810,797       311,257        759,947       (1,027,226)       854,775
                                   ========      ========      =========       ==========      ---------

 LIABILITIES AND COMMON
 SHAREHOLDERS' EQUITY

 Current Liabilities:
   Notes payable                     10,849         1,337              0                0         12,186
   Accounts payable                  45,707        22,776          2,160                0         70,643
   Accrued expenses                  46,177        27,398         (3,586)               0         69,989
   Current maturities of
   long-term debt                     2,206             0              0                0          2,206
                                   --------      --------       --------         --------       --------
      Total current liabilities     104,939        51,511         (1,426)               0        155,024

 Long-term debt, less
 current maturities                 240,939        43,457        304,271         (332,775)       255,892
 Senior subordinated notes                0             0        125,000                0        125,000
 Deferred income taxes               12,901           963          9,539                0         23,403
 Minority interests                   3,125             0              0                0          3,125
                                   --------      --------       --------         --------       --------
      Total liabilities             361,904        95,931        437,384         (332,775)       562,444

 Redeemable preferred stock          57,891             0              0          (57,891)             0
 Common stock                        81,704       102,199          2,698         (183,903)         2,698
 Additional paid-in capital         179,073        11,030        148,014         (190,103)       148,014
 Retained earnings                  135,294       108,412        173,812         (244,336)       173,182
 Foreign currency
 translation adjustment              (5,071)       (6,313)        (1,961)            (472)       (13,817)
 Treasury stock                           0             0              0          (17,746)       (17,746)
                                   --------      --------        --------         --------       --------
                                    810,795       311,259        759,947       (1,027,226)       854,775
                                   ========      ========       ========        ==========       ========




                                                  FOR THE THREE MONTHS ENDED MARCH  30, 1997

                                                                   INTERFACE,      CONSOLIDATION
                                                      NON-            INC.              AND
                                   GUARANTOR       GUARANTOR        (PARENT         ELIMINATION    CONSOLIDATED
                                  SUBSIDIARIES    SUBSIDIARIES    CORPORATION)        ENTRIES        TOTALS
                                  ------------    ------------    ------------        -------        ------
                                                                 (IN THOUSANDS)

 Cash flows from operating
 activities:                          15,612          (9,727)          (7,768)           0            (1,883)
                                      ------          ------           -------           ---         --------
 Cash flows from investing
 activities:
 Purchase of plant and equipment      (8,270)         (2,019)          (1,589)           0           (11,878)
 Acquisitions, net of cash acquired        0               0                0            0                 0
 Other                                     0               0           (3,257)           0            (3,257)
                                      ------          ------           -------           ---         --------
 Net cash provided by (used
 in) investing activities             (8,270)         (2,019)          (4,846)           0           (15,135)
                                      ------          ------           -------                        -------
 Cash flows from financing
 activities:
 Net borrowings (repayments)          (9,306)         11,983            1,778            0             4,455
 Proceeds from issuance of
 common stock                              0               0            3,869            0             3,869
 Cash dividends paid                       0               0                0            0                 0
 Other                                     0               0                0            0                 0
                                      ------          ------           -------           ---         --------
 Net cash provided by (used in)
 financing activities                 (9,306)         11,983            5,647            0             8,324
                                      ------          ------           -------           ---         --------
 Effect of exchange rate
 change on cash                            0             (68)               0            0               (68)
                                      ------          ------           -------           ---         --------
 Net increase (decrease) in cash      (1,964)            169           (6,967)           0            (8,762)
 Cash at beginning of year             3,481           4,791              490            0             8,762
                                      ------          ------           -------           ---         --------
 Cash at end of year                   1,517           4,960           (6,477)           0                 0
                                      ======          ======           =======           ===         ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS.  For the three month period ended March 30,
1997, the Company's net sales increased $52.3 million (26.0%), compared with the same period in 1996. The increase was primarily attributable to (i) increased sales volume in the Company's floorcovering operations in the United States (associated in part with the acquisitions of the commercial floorcovering dealers in the Company's Re:Source Americas network) and China, (ii) increased sales volume in the Company's interior fabrics operations in Continental Europe and Australia and (iii) increased sales volume in the Company's specialty products division associated with the acquisition of C-Tec, Inc. in February 1996. These increases were offset somewhat by a weakening of certain key currencies (particularly the British pound sterling, Dutch guilder and Japanese yen) against the U.S. dollar, the Company's reporting currency.

        Cost of sales, as a percentage of sales, decreased slightly to 67.8%, for the three month period ended March 30, 1997, when compared to 69.3% for the same period in 1996. The Company recognized a decrease in manufacturing costs in its floorcovering operations as a result of further benefits obtained from the Company's mass customization production strategy and its "war-on-waste" initiative, which have continued to provide manufacturing efficiencies as well as a shift to higher margin products. In addition, the Company achieved improved pricing in its floorcovering operations. These benefits were somewhat offset by the acquisitions of C-Tec and the commercial floorcovering dealers comprising the Company's distribution network, which historically had higher cost of sales ratios than the Company.

        Selling, general and administrative expenses as a percentage of net sales increased slightly to 24.5% for the three month period ended March 30, 1997, compared to 24.1% for the same period in 1996. The increase for the three month period was attributable to (i) administrative expenses associated with continued building of an infrastructure to manage the Re:Source Americas network, (ii) increased marketing and sampling expenses in the Company's floorcovering operations associated with the introduction of new products as the Company moved to implement the mass customization strategy in its European and Asia-Pacific operations, and continued to impelement such strategy in its U.S. operations. The increase was somewhat offset by the acquisitions of the commercial floorcovering dealers comprising the Company's distribution network, which historically had lower SG&A ratios than the Company.

        For the three month period ended March 30, 1997, the Company's other expense increased $1.9 million compared to the same period in 1996, primarily due to an increase in bank debt incurred as a result of the Company's acquisitions.

        As a result of the aforementioned factors, the Company's net income increased 94.0% to $6.4 million for the three month period ended March 30, 1997, compared to the same period in 1996. This increase is also partly due to the Company no longer having to pay preferred dividends as a result of the elimination of its Series A Preferred Stock in December 1996.

        LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash during the three month period ended March 30, 1997 have been (i) $ 11.9 million for additions to property and equipment in the Company's manufacturing facilities, and (ii) $3.3 million related to various deposits and other long-term assets. These uses were funded primarily by $4.5 million from long-term financing and $3.9 million from the issuance of common stock.

        Cash provided by operating activities increased to ($1.9) million during the three month period ended March 30, 1997 from ($2.6) million during the corresponding period in the prior year. This increase was caused primarily by a decrease in accounts receivable resulting from the sale of additional domestic receivables under the Company's securitization program. This decrease was somewhat offset by an increase in inventories and prepaid expenses which are traditionally paid during the first quarter.

        The Company, as of March 30, 1997, recognized a $ 10.8 million decrease in foreign currency translation adjustment compared to that of December 29, 1996. The decrease was associated primarily with the Company's investments in subsidiaries located in the United Kingdom and Continental Europe. The translation adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 52.

        The Company employs a variety of off-balance sheet financial instruments, including foreign currency swap agreements and foreign currency exchange contracts, to reduce its exposure to adverse fluctuations in interest and foreign currency exchange rates. At March 30, 1997, the Company had approximately $40 million (notional amount) of foreign currency hedge contracts outstanding, consisting principally of currency swap contracts to hedge firmly committed Dutch guilder and Japanese yen currency revenues. At March 30, 1997, the Company utilized interest rate swap agreements to effectively convert approximately $73 million of variable rate debt to fixed rate debt. The interest rate swap agreements have maturity dates ranging from nine to twenty-four months.

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


ITEM 2.  CHANGES IN SECURITIES


             None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


             None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


             None


ITEM 5.  OTHER INFORMATION


CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

        Many of the matters discussed in this Quarterly Report on Form 10-Q and in the Company's other reports and filings with the Commission are forward looking statements. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement. In addition to various other matters discussed elsewhere in this report and in the Company's other reports and filings with the Commission, the following is a nonexclusive list of factors that could cause actual results to differ materially:

Substantial Indebtedness

        The Company's indebtedness is substantial in relation to its shareholders' equity. As of March 30, 1997, the Company's total long-term debt, (net of current portion), and its 9.5% senior subordinated notes due 2005, totaled $380.9 million or approximately 45% of its total capitalization. The Company's indebtedness could have several important consequences, including but not limited to the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service requirements on its indebtedness and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or to refinance indebtedness or for general corporate purposes may be impaired; (iii) the Company's leverage may increase the effects of economic downturns on it and limit its ability to withstand competitive pressures; and (iv) the Company's ability to capitalize on significant business opportunities may be limited.

Restrictions Imposed by Terms of Indebtedness

        The terms of the Company's outstanding indebtedness restrict the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. They also require the Company to meet certain financial tests and comply with certain other reporting, affirmative and negative covenants. In an event of default under such indebtedness, the lenders thereunder could elect to declare all amounts borrowed, together with accrued interest, to be immediately due and payable and the lenders under the Company's credit agreement could terminate all commitments thereunder. If any such indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other indebtedness of the Company.

Holding Company Structure

        The Company derives all of its operating income and cash flow from its subsidiaries. The Company must rely upon cash distributions from its subsidiaries to generate the funds necessary to meet its obligations. Although there currently are no material restrictions on the Company's ability to control its receipt of dividends or other payments from its subsidiaries, there can be no assurance that the Company will not in the future be subject to legal and/or contractual restrictions which restrict its ability to do so, including but not limited to those factors discussed in "Risks of Foreign Operations" below. In addition, the participation by the Company and certain of its subsidiaries in an accounts receivable securitization program affects the Company's receipt of certain collections on accounts receivable that are covered by that program.

Cyclical Nature of Industry

        Sales of the Company's principal products are related to the construction and renovation of commercial and institutional buildings. Such activity is cyclical and can be affected by the strength of a country's general economy, prevailing interest rates and other factors that lead to cost control measures by businesses and other users of commercial or institutional space. The effects of such cyclicality upon the new construction sector of the market tends to be more pronounced than its effects upon the renovation sector. Although the predominant portion of the Company's sales are generated from the renovation sector, any such adverse cycle, in either sector of the market, would lessen the overall demand for commercial interiors products, which could impair the Company's growth.

Reliance on Key Personnel

        The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of its senior management executives, particularly Ray C. Anderson, Chairman of the Board and Chief Executive Officer; Charles R. Eitel, President and Chief Operating Officer; and Brian L. DeMoura, Senior Vice President of the Company. Each of Messrs. Anderson, Eitel and DeMoura recently signed employment agreements with the Company containing certain covenants of non-competition. In addition, the Company relies significantly on the leadership of its design staff by David Oakey of the design firm Roman Oakey, Inc., which provides product design/production engineering services to the Company under a consulting contract. The loss of all or some of such personnel could have an adverse impact on the Company.

Risks of Foreign Operations

        The Company has substantial international operations. In fiscal 1996, approximately 35% of the Company's revenues and a significant portion of the Company's production were outside the United States, primarily in Europe, and the Company's corporate strategy includes the expansion of its international business on a worldwide basis. As a result, the Company's operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, foreign exchange restrictions, changing political conditions and governmental regulations. The Company also receives a substantial portion of its revenues in currencies other than U.S. Dollars, which makes it subject to the risks inherent in currency translations.
Although the Company's ability to manufacture and ship products from facilities in several foreign countries reduces the risks of foreign currency fluctuations it might otherwise experience, and the Company also engages from time to time in hedging programs intended to further reduce those risks, the scope and volume of the Company's global operations make it impossible to eliminate completely all foreign currency translation risks as a factor for the Company's financial results.

Reliance on Petroleum-Based Raw Materials

        Petroleum-based products comprise the predominant portion of the cost of raw materials used by the Company in manufacturing. While the Company generally attempts to match cost increases with corresponding price increases, large increases in the cost of such petroleum-based raw materials could adversely affect the Company if the Company were unable to pass through to its customers such increases in raw material costs.

Reliance on Third Party for Supply of Fiber

        E. I. DuPont de Nemours and Company ("DuPont") currently supplies a significant percentage of the Company's requirements for synthetic fiber, the principal raw material used in the Company's carpet products. DuPont also competes with the Company's Re:Source Americas network through DuPont's own distribution channel and aligned carpet mills. While the Company believes that there are adequate alternative sources of supply from which it could fulfill its synthetic fiber requirements, the unanticipated termination or interruption of the supply arrangement with DuPont could have a material adverse effect on the Company because of the cost and delay associated with shifting more business to another supplier.

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

     10.1            Form of Salary Continuation Agreement

     27.1            Financial Data Schedule (for SEC use only).

(b)  No reports on Form 8-K were filed during the quarter ended March 30, 1997.

                                   SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   INTERFACE, INC.

Date: May 13, 1997                                 By:/s/ Daniel T. Hendrix
                                                   ---------------------
                                                   Daniel T. Hendrix
                                                   Senior Vice President
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX


 EXHIBIT          DESCRIPTION OF EXHIBIT                                                                        SEQUENTIAL
 NUMBER                                                                                                         PAGE NO.

 10.1             Form of Salary Continuation Agreement

 27.1             Financial Data Schedule (for SEC use only)
