Form 10-Q/A
period 1997-03-30
INTERFACE INC
filed 1997-05-16
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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


                                                   INTERFACE, INC.

Date: May 16, 1997                                 By:/s/ Daniel T. Hendrix
                                                   ---------------------
                                                   Daniel T. Hendrix
                                                   Senior Vice President
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX


 EXHIBIT          DESCRIPTION OF EXHIBIT                                                                        SEQUENTIAL
 NUMBER                                                                                                         PAGE NO.

 10.1             Form of Salary Continuation Agreement

