Form 10-Q
period 1997-06-29
INTERFACE INC
filed 1997-08-12
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 29, 1997

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

                              (770) 437-6800
          ---------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                               ---     ---

Shares outstanding of each of the registrant's classes of common stock at August 6, 1997:

                  Class                            Number of Shares
                  -----                            ----------------
Class A Common Stock, $.10 par value per share       21,095,096
Class B Common Stock, $.10 par value per share        2,952,007

                         INTERFACE, INC.

                              INDEX

                                                                         PAGE
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements                                     3

          Balance Sheets - June 29, 1997 and December 29, 1996             3

          Statements of Income - Three Months and Six Months Ended         4
          June 29, 1997 and June 30, 1996

          Statements of Cash Flows - Six Months                            5
          Ended June 29, 1997 and June 30, 1996

          Notes to Financial Statements                                    6

          Item 2. Management's Discussion and Analysis of                 11
                  Financial Condition and Results of Operations

PART II.  OTHER INFORMATION II.

          Item 1. Legal Proceedings                                       12

          Item 2. Changes in Securities                                   12

          Item 3. Defaults Upon Senior Securities                         12

          Item 4. Submission of Matters to a Vote of Security Holders     12

          Item 5. Other Information                                       13

          Item 6. Exhibits and Reports on Form 8-K                        13

            _________________________________________


THIS FORM 10-Q CONTAINS STATEMENTS WHICH MAY CONSTITUTE
"FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE
SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT
OF 1934, AS AMENDED BY THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995.  ANY SUCH FORWARD-
LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT
COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM
THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS,
INCLUDING THE RISKS AND UNCERTAINTIES DISCUSSED IN THE
COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR ITS FISCAL
QUARTER ENDED MARCH 30, 1997, UNDER THE CAPTION
"CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS"
IN ITEM 5, WHICH DISCUSSION IS INCORPORATED HEREIN BY
THIS REFERENCE.

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERFACE, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

(IN THOUSANDS)

                                                                               JUNE 29,        DECEMBER 29,
ASSETS                                                                           1997              1996
------                                                                         -------         ------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                                   $  9,816          $  8,762
  Accounts Receivable                                                          163,936           167,817
  Inventories                                                                  153,383           146,678
  Deferred Tax Asset                                                             7,003             7,057
  Prepaid Expenses                                                              25,768            22,986
                                                                              --------          --------
    TOTAL CURRENT ASSETS                                                       359,906           353,300

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                                     216,065           208,791

EXCESS OF COST OVER NET ASSETS ACQUIRED                                        246,009           249,070
OTHER ASSETS                                                                    58,744            51,385
                                                                              --------          --------
                                                                              $880,724          $862,546
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                                                                 $8,448           $14,918
  Accounts Payable                                                              73,639            74,960
  Accrued Expenses                                                              69,771            70,919
  Current Maturities of Long-Term Debt                                           2,230             2,919
                                                                              --------          --------
    TOTAL CURRENT LIABILITIES                                                  154,088           163,716

LONG-TERM DEBT, less current maturities                                        276,037           254,353
SENIOR SUBORDINATED NOTES                                                      125,000           125,000
DEFERRED INCOME TAXES                                                           24,355            23,484
                                                                              --------          --------
    TOTAL LIABILITIES                                                          579,480           566,553
                                                                              --------          --------
Minority Interest                                                                3,125             3,125
  Redeemable Preferred Stock                                                         -            19,750
  Common Stock                                                                   2,715             2,536
  Additional Paid-In Capital                                                   153,580           124,557
  Retained Earnings                                                            178,079           166,828
  Foreign Currency Translation Adjustment                                      (18,509)           (3,057)
  Treasury Stock, 3,600
      Class A Shares, at Cost                                                  (17,746)          (17,746)
                                                                              --------          --------
                                                                              $880,724          $862,546
                                                                              ========          ========

See accompanying notes to consolidated condensed financial statements.

                     INTERFACE, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                       ------------------      ----------------
                                                                        JUNE 29   JUNE 30,    JUNE 29,   JUNE 30,
                                                                          1997      1996        1997       1996
                                                                          ----      ----        ----       ----
Net Sales                                                              $271,746   $237,488   $529,091    $442,505
Cost of Sales                                                           182,342    162,824    356,774     304,928
                                                                       --------   --------   --------    --------
  Gross Profit on Sales                                                  89,404     74,664    172,317     137,577
Selling, General and Administrative Expenses                             66,855     55,635    129,811     104,977
                                                                       --------   --------   --------    --------
   Operating Income                                                      22,549     19,029     42,506      32,600
Other (Expense) Income - Net                                             (9,606)    (8,986)   (19,149)    (16,578)
                                                                       --------   --------   --------    --------
   Income before Taxes on Income                                         12,943     10,043     23,357      16,022
Taxes on Income                                                           4,983      4,018      9,044       6,289
                                                                       --------   --------   --------    --------
Net Income                                                                7,960      6,025     14,313       9,733
Less: Preferred Dividends                                                    --        429         --         866
                                                                       --------   --------   --------    --------
Net Income Applicable to Common Shareholders                           $  7,960   $  5,596   $ 14,313    $  8,867
                                                                       ========   ========   ========    ========
Primary Earnings Per Common Share                                         $0.34      $0.29      $0.62       $0.47
                                                                       ========   ========   ========    ========
Weighted Average Common Shares Outstanding                               23,620     19,401     23,102      18,938
                                                                       ========   ========   ========    ========

See accompanying notes to consolidated condensed financial statements.

                     INTERFACE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                            ----------------
                                                                          JUNE 29,     JUNE 30,
                                                                            1997         1996
                                                                            ----         ----
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
 Net income                                                               $14,313       $9,733
 Adjustments to reconcile net income
  to cash provided by operating activities:
   Depreciation and amortization                                           16,779       16,751
   Deferred income taxes                                                      226          169
   Cash provided by (used for):
    Accounts receivable                                                       301       (2,697)
    Inventories                                                            (9,116)      (8,157)
    Prepaid and other                                                      (3,782)      (3,357)
    Accounts payable and accrued expenses                                   1,282       10,955
                                                                          -------      -------
                                                                           20,003       23,397
                                                                          -------      -------
INVESTING ACTIVITIES:
  Capital expenditures                                                    (22,038)     (19,377)
  Acquisitions of businesses                                              (14,698)     (30,916)
  Other                                                                    (4,366)      (5,836)
                                                                          -------      -------
                                                                          (41,102)     (56,129)
                                                                          -------      -------
FINANCING ACTIVITIES:
  Net borrowing (reduction) of long-term debt                              16,086       35,449
  Issuance of common stock                                                  9,458          500
  Dividends paid                                                           (3,061)      (3,141)
                                                                          -------      -------
                                                                           22,483       32,808
                                                                          -------      -------

  Net cash provided by (used for) operating,
   investing and financing activities                                       1,384           76
  Effect of exchange rate changes on cash                                    (330)           -
                                                                          -------      -------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease) during the period                                 1,054           76
  Balance at beginning of period                                            8,762        8,750
                                                                          -------      -------
  Balance at end of period                                                 $9,816       $8,826
                                                                          -------      -------

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

NOTE 2 - INVENTORIES

              Inventories are summarized as follows:

                                        JUNE 30, DECEMBER 29,
                                          1997       1996
                                          ----       ----
      Finished Goods                   $ 84,082   $ 81,034
      Work-in-Process                    30,623     30,464
      Raw Materials                      38,678     35,180
                                       --------   --------
                                       $153,383   $146,678
                                       ========   ========

NOTE 3 - BUSINESS ACQUISITIONS

          During the second quarter of 1997, the Company acquired 100% of the outstanding capital stock of four floorcovering contractors -- Floormart, Inc., based in Glendale, California; Canaan Corporation, based in Hamden, Connecticut; Carpet Services of Tampa, Inc., based in Tampa, Florida; and Carpet Solutions Holdings Pty Ltd., based in Brisbane, Queensland, Australia. As consideration, the Company issued 155,022 shares of Class A Common Stock valued at approximately $2.1 million and paid $5.3 million in cash. (The Company also paid $6.2 million in the second quarter of 1997 in connection with acquisitions completed in prior periods.) All of the acquisitions were accounted for as purchases; accordingly, the results of operations for the acquired companies are included in the Company's consolidated financial statements from the respective dates of the acquisitions. The excess of the purchase price over the fair value of the net assets acquired will be amortized over 25 years.

          During fiscal 1996, the Company acquired 100% of the outstanding capital stock (and, in one case, all of the assets) of fifteen floorcovering contractors -- Landry's Commercial Flooring Co., Inc., based in Oregon; Reiser Associates, Inc., based in Texas; Earl W. Bentley Operating Co., Inc., based in Oklahoma; Quaker City International, Inc., based in Pennsylvania; Superior Holding, Inc., based in Texas; Flooring Consultants, Inc., based in Arizona; Parcom, Inc., based in Virginia; Congress Flooring Corp., based in Massachusetts; Southern Contract Systems, Inc., based in Georgia; B. Shehadi & Sons, Inc., based in New Jersey; A & F Installations, Inc., based in New Jersey; Lasher/White Carpet Co., Inc., based in New York; Oldtown Carpet Center, Inc., based in North Carolina; Architectural Floors, a division of Continental Office Furniture Corp., based in Ohio; and Floor Concepts, Inc., based in Maryland. As consideration, the Company issued 2,674,906 shares of Class A Common Stock valued at approximately $19.3 million and $.8 million in 7% Notes, and paid $23.0 million in cash. All of the acquisitions were accounted for as purchases; accordingly, the results of operations for the acquired companies are included in the Company's consolidated financial statements from the respective dates of the acquisitions. The excess of the purchase price over the fair value of the net assets acquired was approximately $33.9 million and is being amortized over 25 years.

          In February 1996, the Company acquired 100% of the outstanding common stock of Renovisions, Inc., a nationwide installation services firm (based in Georgia) that has pioneered a new method of carpet replacement, for approximately $6 million in cash ($4 million in February 1996 and $2 million in February
1997). The acquisition was accounted for as a purchase and, accordingly, the results of operations for Renovisions are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was approximately $4.3 million, and is being amortized over 25 years.

          In February 1996, the Company acquired all of the outstanding common stock of C-Tec, Inc., a Michigan-based producer of raised/access flooring systems, for approximately $8.8 million (comprised of $4.5 million in cash and $4.3 million in 6% subordinated convertible notes). The acquisition was accounted for as a purchase and, accordingly, the results of operations for C-Tec are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was approximately $3.1 million, and is being amortized over 25 years.

NOTE 4 - EARNINGS PER SHARE AND DIVIDENDS

          Earnings per share are computed by dividing net income applicable to common shareholders by the combined weighted average number of shares of Class A and Class B Common Stock outstanding during the particular reporting period. The earnings computation does not give effect to the negligible dilutive impact of outstanding stock options. The Series A Preferred Stock issued in June 1993 and redeemed in December 1996 (see Note 5 below) is not considered to be a common stock equivalent because at the date of issuance the stated rate of interest was greater than 66 2/3% of the AAA bond rate. In computing primary earnings per share, the preferred stock dividend of 7% per annum reduces income applicable to common shareholders. For the purposes of computing earnings per share and dividends paid per share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (3,600,000 Class A shares, recorded at cost).

NOTE 5 - REDEEMABLE PREFERRED STOCK

          In December 1996, the Company notified the holders of its Series A Preferred Stock that it intended to redeem up to $10 million of the approximately $19.7 million (face value) Series A Preferred Stock then outstanding. As a result of this notice, the Series A preferred shareholders, with one exception, instead elected to convert their shares of Series A Preferred Stock into an aggregate of approximately 1,360,000 shares of the Company's Class A Common Stock. The shares of Series A Preferred Stock owned by the non-converting shareholder were redeemed for approximately $6,000.

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


                 INTERFACE, INC. AND SUBSIDIARIES
      NOTE 6 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

                                                                 STATEMENT OF INCOME
                                                          FOR THE SIX MONTHS ENDED JUNE 29, 1997

                                                                             INTERFACE,      CONSOLIDATION
                                                               NON-             INC.              AND
                                             GUARANTOR       GUARANTOR        (PARENT         ELIMINATION      CONSOLIDATED
                                           SUBSIDIARIES    SUBSIDIARIES     CORPORATION)        ENTRIES           TOTALS
                                           ------------    ------------     -----------       -----------      ------------
                                                                          (IN THOUSANDS)
 Net sales                                    $431,171       $164,124       $      -            (66,204)        $529,091
 Cost of sales                                 310,931        112,047              -            (66,204)         356,774
                                              --------       --------       --------           ---------        --------
 Gross profit on sales                         120,240         52,077              -                  -          172,317
 Selling, general and administrative            88,846         33,590          7,375                  -          129,811
    expenses                                  --------       --------       --------           ---------        --------
 Operating income                               31,394         18,487         (7,375)                 -           42,506
 Other expense (income)
      Interest Expense                           5,294          2,208          9,975                  -           17,477
      Other                                      2,639          1,287         (2,254)                 -            1,672
                                              --------       --------       --------           ---------        --------
 Total other expense                             7,933          3,495          7,721                  -           19,149
                                              --------       --------       --------           ---------        --------
 Income before taxes on income and
      Equity in income of subsidiaries          23,461         14,992        (15,096)                 -           23,357

 Taxes on income                                 9,262          5,727         (5,945)                 -            9,044
 Equity in income of subsidiaries                    -              -         23,464            (23,464)               -
                                              --------       --------       --------           ---------        --------
 Net income applicable to common              $ 14,199       $  9,265       $ 14,313           ($23,464)        $ 14,313
   shareholders                               ========       ========       ========           ========         ========

                                                               BALANCE SHEET
                                                              JUNE 29, 1997

                                                                                     CONSOLIDATION
                                                      NON-       INTERFACE, INC.          AND
                                    GUARANTOR       GUARANTOR        (PARENT          ELIMINATION       CONSOLIDATED
                                  SUBSIDIARIES    SUBSIDIARIES     CORPORATION)         ENTRIES            TOTALS
                                  ------------    ------------   ---------------      -------------     ------------
                                                                 (in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents         $  4,219        $  5,597         $      -       $         -           $  9,816
  Accounts receivable                119,806          62,629          (18,499)                -            163,936
  Inventories                        107,486          45,897                -                 -            153,383
  Miscellaneous                        9,279          14,167            9,325                 -             32,771
                                    --------        --------         --------        -----------          --------
     Total current assets            240,790         128,290           (9,174)                -            359,906


Property and equipment,
 less accumulated depreciation       152,339          57,782            5,944                 -            216,065
Investment in subsidiaries           108,977          17,775          381,670          (508,422)                 -
Miscellaneous                        135,498          37,108          378,702          (492,564)            58,744
Excess of cost over net assets       175,461          66,510            4,038                 -            246,009
 acquired                           --------        --------         --------        -----------          --------
                                    $813,065        $307,465         $761,180       $(1,000,986)          $880,724
                                    ========        ========         ========       ===========           ========
LIABILITIES AND COMMON
SHAREHOLDERS' EQUITY


Current Liabilities:
  Notes payable                     $  8,448        $     -          $    -         $         -           $  8,448
  Accounts payable                    48,413          20,251            4,975                 -             73,639
  Accrued expenses                    42,055          33,335           (5,619)                -             69,771
  Current maturities of long-          2,230               -                -                 -              2,230
   term debt                        --------        --------         --------        -----------          --------
     Total current liabilities       101,146          53,586             (644)                -            154,088

Long-term debt, less
  current maturities                 228,684          32,842          293,678          (279,167)           276,037
Senior subordinated notes                  -               -          125,000                 -            125,000
Deferred income taxes                 12,830             958           10,567                 -             24,355
Minority interests                     3,125               -                -                 -              3,125
                                    --------        --------         --------        -----------          --------
     Total liabilities               345,785          87,386          428,601          (279,167)           582,605

Redeemable preferred stock            57,891               -                -           (57,891)                 -
Common stock                          81,704         102,199            2,715          (183,903)             2,715
Additional paid-in capital           183,612          11,030          153,580          (194,642)           153,580
Retained earnings                    149,493         117,677          178,079          (267,170)           178,079
Foreign currency translation          (5,420)        (10,827)          (1,795)             (467)           (18,509)
 adjust.
Treasury stock                             -               -                -           (17,746)           (17,746)
                                    --------        --------         --------        -----------          --------
                                    $813,065        $307,465         $761,180       $(1,000,986)          $880,724
                                    ========        ========         ========       ===========           ========

                                                                                 STATEMENT OF CASH FLOW
                                                                         FOR THE SIX MONTHS ENDED JUNE 29, 1997

                                                                           INTERFACE,      CONSOLIDATION
                                                               NON-            INC.              AND
                                           GUARANTOR        GUARANTOR        (PARENT         ELIMINATION      CONSOLIDATED
                                          SUBSIDIARIES     SUBSIDIARIES    CORPORATION)        ENTRIES           TOTALS
                                          ------------     ------------    ------------        --------          ------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:        $ 17,731       $  4,135         $ (1,863)        $    -            $ 20,003
                                             --------       --------         --------         -------           --------
Cash flows from investing activities:
  Purchase of plant and equipment             (17,937)        (2,261)          (1,840)             -             (22,038)
  Acquisitions, net of cash acquired                -              -          (14,698)             -             (14,698)
  Other                                             -              -           (4,366)             -              (4,366)
                                             --------       --------         --------         -------           --------
Net cash provided by (used in)                (17,937)        (2,261)         (20,904)             -             (41,102)
  investing activities                       --------       --------         --------         -------           --------

Cash flows from financing activities:
  Net borrowings (repayments)                     944           (738)          15,880              -              16,086
  Proceeds from issuance of common                  -              -            9,458              -               9,458
   stock
  Cash dividends paid                               -              -           (3,061)             -              (3,061)
  Other                                             -              -                -              -                  -
                                             --------       --------         --------         -------           --------
Net cash provided by (used in) financing          944           (738)          22,277              -              22,483
  activities                                 --------       --------         --------         -------           --------
Effect of exchange rate change on cash              -           (330)               -              -                (330)
                                             --------       --------         --------         -------           --------
Net increase (decrease) in cash                   738            806             (490)             -               1,054
Cash at beginning of year                       3,481          4,791              490              -               8,762
                                             --------       --------         --------         -------           --------
Cash at end of year                          $  4,219       $  5,597         $      -         $    -            $  9,816
                                             ========       ========         ========         =======           ========

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS. For the three month and six month periods ended June 29, 1997, the Company's net sales increased $34.3 million (14.4%) and $86.6 million (19.6%), respectively, compared with the same periods in 1996. These increases were primarily attributable to increased sales volume in (i) the Company's floorcoverings operations (associated in part with the acquisitions of the floorcovering contractors in the Company s Re:Source Americas network), (ii) the Company's specialty products division resulting in part from the sale of specialty products through the Re:Source Americas network, and (iii) the Company's interior fabrics operations due to increased foreign demand for its products. These increases were somewhat offset by the weakening of certain key currencies (particularly the Dutch guilder and Japanese yen) against the U.S. dollar, the Company s reporting currency.

     Cost of sales, as a percentage of sales, decreased slightly to 67.1% and 67.4%, respectively, for the three month and six month periods ended June 29, 1997, when compared to 68.5% and 68.8% for the same periods in 1996. The decrease is primarily attributable to manufacturing efficiencies resulting from the Company's "war on waste" initiative and the new manufacturing facilities in its floorcoverings and interior fabrics operations. Also, the Company's mass customization production strategy continues to result in a shift to higher margin products. These improved margin levels continue to be somewhat mitigated by the acquisition of the floorcovering contractors comprising the Re:Source Americas network, which historically had higher cost of sales ratios than the Company.

     Selling, general and administrative expenses, as a percentage of sales, increased slightly to 24.6% and 24.5%, respectively, for the three month and six month periods ended June 29, 1997, when compared to 23.4% and 23.7% during the same periods in 1996. The increase is attributable to (i) administrative expenses associated with building an infrastructure to manage the Re:Source Americas network, and
(ii) increased marketing and sampling expenses in the Company s floorcovering operations associated with the introduction of new products as the Company continues to implement a mass customization strategy in both its U.S. and its European and Asia-Pacific operations.

     For the three month and six month periods ended June 29, 1997, the Company's other expense increased $.6 million and $2.6 million, respectively, compared to the same periods in 1996, primarily due to an increase in bank debt incurred as a result of the Company's acquisitions, as well as an increase in interest rates.

     As a result of the aforementioned factors, the Company's net income increased 42% to $7.9 million and 61% to $14.3 million, respectively, for the three month and six month periods ended
June 29, 1997, compared to the same periods in 1996.

     LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash during the six month period ended June 29, 1997 have been (i) $22 million for additions to property and equipment in the Company's manufacturing facilities, (ii) $14.7 million associated with acquisitions, and (iii) $4.4 million related to various deposits and other long-term assets. These uses were funded primarily by $20 million from operating activities, $16 million from long-term financing, and $9.5 million from the issuance of common stock.

     Cash provided by operating activities decreased to $20 million during the six month period ended June 29, 1997 from $23.3 million during the corresponding period in the prior year. This decrease was caused primarily by a decrease in accounts payable and accrued expenses and an increase in inventories. This decrease was somewhat offset by an increase in net income.

     The Company, as of June 29, 1997, recognized a $15.5 million decrease in foreign currency translation adjustment compared to that of December 29, 1996. The decrease was associated primarily with the Company's investments in subsidiaries located in the United Kingdom and continental Europe. The translation adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 52.

     The Company employs a variety of off-balance sheet financial instruments, including foreign currency swap agreements and foreign currency exchange contracts, to reduce its exposure to adverse fluctuations in interest and foreign currency exchange rates. At June 29, 1997, the Company had approximately $40 million (notional amount) of foreign currency hedge contracts outstanding, consisting principally of currency swap contracts to hedge firmly committed Dutch guilder and Japanese yen currency revenues. At June 29, 1997, the Company utilized interest rate swap agreements to effectively convert approximately $73 million of variable rate debt to fixed rate debt. The interest rate swap agreements have maturity dates ranging from nine to twenty-four months.

     The Company continually monitors its position with, and the credit quality of, the financial institutions which are counterparties to its off-balance sheet financial instruments and does not currently anticipate nonperformance by the counterparties.

     Management believes that the cash provided by operations and available under long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future. In June, 1997, the Company amended its senior bank credit facilities to obtain a $50,000,000 net increase in such facilities.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          The Company is not aware of any material pending legal proceedings involving it or any of its property.

ITEM 2.  CHANGES IN SECURITIES

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its annual meeting of shareholders on May 20, 1997.

(b)  Not applicable.

(c) The matters considered at the annual meeting, and the votes cast for, against or withheld, as well as the number of abstentions, relating to each matter, are as follows:

     (i)  Election of the following directors:


          Class A                               For                      Withheld
          -------                               ---                      --------
          Dianne Dillon-Ridgley                 21,008,640               130,095
          Carl I. Gable                         21,008,290               130,445
          Dr. June M. Henton                    21,011,790               126,945
          J. Smith Lanier, II                   21,008,490               130,245
          Leonard G. Saulter                    21,010,248               128,487
          Clarinus C.Th. van Andel              21,011,290               127,445

          Class B                               For                      Withheld
          -------                               ---                      --------
          Ray C. Anderson                       2,408,832                0
          Brian L. DeMoura                      2,408,832                0
          Charles R. Eitel                      2,408,832                0
          Daniel T. Hendrix                     2,408,832                0
          Don E. Russell                        2,408,832                0
          John H. Walker                        2,408,832                0
          Gordon D. Whitener                    2,408,832                0

         (ii)    Proposal to adopt the Company's Omnibus Stock Incentive Plan:

                 For:              18,124,699
                 Against:           4,773,290
                 Abstain:             313,837

(d)      Not applicable.

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

      4.4     Form of Exchange Note (included as part of Exhibit 4.2).

     10.1     Employment Agreement of Ray C. Anderson dated April 1, 1997

     10.2     Change of Control Agreement of Ray C. Anderson dated April 1, 1997

     10.3     Employment Agreement of Charles R. Eitel dated April 1, 1997

     10.4     Change of Control Agreement of Charles R. Eitel dated April 1,
              1997

     10.5     Employment Agreement of Brian L. DeMoura dated April 1, 1997

     10.6     Change of Control Agreement of Brian L. DeMoura dated April 1,1997

     10.7     Employment Agreement of Daniel T. Hendrix dated April 1, 1997

     10.8     Change of Control Agreement of Daniel T. Hendrix dated
              April 1, 1997

     10.9     Employment Agreement of Gordon D. Whitener dated April 1, 1997

     10.10    Change of Control Agreement of Gordon D. Whitener dated April 1,
              1997

     10.11    Employment Agreement of Raymond S. Willoch dated April 1, 1997

     10.12    Change of Control Agreement of Raymond S. Willoch dated April 1,
              1997

     10.13    Employment Agreement of Jeffrey A. Goldberg dated April 1, 1997

     10.14    Change of Control Agreement of Jeffrey A. Goldberg dated April 1,
              1997

     10.15    Employment Agreement of Alan S. Kabus dated April 1, 1997

     10.16    Change of Control Agreement of Alan S. Kabus dated April 1, 1997

     10.17    Employment Agreement of Joyce D. LaValle dated April 1, 1997

     10.18    Change of Control Agreement of Joyce D. LaValle dated April 1,
              1997

     10.19    Employment Agreement of John H. Walker dated April 1, 1997

     10.20    Change of Control Agreement of John H. Walker dated April 1, 1997

     10.21    Employment Agreement of John L. Partridge dated April 1, 1997

     10.22    Change of Control Agreement of John L. Partridge dated April 1,
              1997

     10.23    Employment Agreement of John R. Wells dated April 1, 1997

     10.24    Change of Control Agreement of John R. Wells dated April 1, 1997

     10.25    Employment Agreement of Michael D. Bertolucci dated April 1, 1997

     10.26 Change of Control Agreement of Michael D. Bertolucci dated April 1, 1997

     10.27 Second Amended and Restated Credit Agreement, dated as of June 25, 1997, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, SunTrust Bank, Atlanta and The First National Bank of Chicago

     10.28 Term Loan Agreement, dated as of June 25, 1997, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, SunTrust Bank, Atlanta and The First National Bank of Chicago

27.1 Financial Data Schedule (for SEC use only).

(b)  No reports on Form 8-K were filed during the quarter ended June 29, 1997.

                                SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERFACE, INC.

Date: August 12, 1997              By: /s/ Daniel T. Hendrix
                                   Daniel T. Hendrix
                                   Senior Vice President
                                   (Principal Financial Officer)

                              EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
10.1       Employment Agreement of Ray C. Anderson dated April 1, 1997
10.2       Change of Control Agreement of Ray C. Anderson dated April 1, 1997
10.3       Employment Agreement of Charles R. Eitel dated April 1, 1997
10.4       Change of Control Agreement of Charles R. Eitel dated April 1, 1997
10.5       Employment Agreement of Brian L. DeMoura dated April 1, 1997
10.6       Change of Control Agreement of Brian L. DeMoura dated April 1, 1997
10.7       Employment Agreement of Daniel T. Hendrix dated April 1, 1997
10.8       Change of Control Agreement of Daniel T. Hendrix dated April 1, 1997
10.9       Employment Agreement of Gordon D. Whitener dated April 1, 1997
10.10      Change of Control Agreement of Gordon D. Whitener dated April 1, 1997
10.11      Employment Agreement of Raymond S. Willoch dated April 1, 1997
10.12      Change of Control Agreement of Raymond S. Willoch dated April 1, 1997
10.13      Employment Agreement of Jeffrey A. Goldberg dated April 1, 1997
10.14      Change of Control Agreement of Jeffrey A. Goldberg dated April 1, 1997
10.15      Employment Agreement of Alan S. Kabus dated April 1, 1997
10.16      Change of Control Agreement of Alan S. Kabus dated April 1, 1997
10.17      Employment Agreement of Joyce D. LaValle dated April 1, 1997
10.18      Change of Control Agreement of Joyce D. LaValle dated April 1, 1997
10.19      Employment Agreement of John H. Walker dated April 1, 1997
10.20      Change of Control Agreement of John H. Walker dated April 1, 1997
10.21      Employment Agreement of John L. Partridge dated April 1, 1997
10.22      Change of Control Agreement of John L. Partridge dated April 1, 1997
10.23      Employment Agreement of John R. Wells dated April 1, 1997
10.24      Change of Control Agreement of John R. Wells dated April 1, 1997
10.25      Employment Agreement of Michael D. Bertolucci dated April 1, 1997
10.26      Change of Control Agreement of Michael D. Bertolucci dated April 1, 1997
10.27      Second Amended and Restated Credit Agreement, dated as of June 25, 1997 among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, SunTrust Bank, Atlanta and The First National Bank of Chicago
10.28      Term Loan Agreement, dated as of June 25, 1997, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, SunTrust Bank,
           Atlanta and The First National Bank of Chicago
27.1       Financial Data Schedule (for SEC use only)