Form 10-Q
period 1997-09-28
INTERFACE INC
filed 1997-11-12
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

For Quarterly Period Ended September 28, 1997

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

Shares outstanding of each of the registrant's classes of common stock at November 7, 1997:

                 Class                                       Number of Shares
                 -----                                       ----------------
Class A Common Stock, $.10 par value per share                  21,378,397
Class B Common Stock, $.10 par value per share                   2,752,331

                             INTERFACE, INC.

                                  INDEX

                                                                    PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                 3

                  Balance Sheets - September 28, 1997 and              3
                  December 29, 1996

                  Statements of Income - Three Months and              4
                  Nine Months Ended September 28, 1997 and
                  September 29, 1996

                  Statements of Cash Flows - Nine Months               5
                  Ended September 28, 1997 and September 29,
                  1996

                  Notes to Financial Statements                        6

         Item 2.  Management's Discussion and Analysis of             12
                  Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings                                 14

           Item 2.  Changes in Securities                             14

           Item 3.  Defaults Upon Senior Securities                   14

           Item 4.  Submission of Matters to a Vote of                14
                    Security Holders

           Item 5.  Other Information                                 14

           Item 6.  Exhibits and Reports on Form 8-K                  14




                   ____________________________________


THIS FORM 10-Q CONTAINS STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THE RISKS AND UNCERTAINTIES DISCUSSED IN THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR ITS FISCAL QUARTER ENDED MARCH 30, 1997, UNDER THE CAPTION "CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS" IN ITEM 5, WHICH DISCUSSION IS INCORPORATED HEREIN BY THIS REFERENCE.

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERFACE, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

(IN THOUSANDS)

ASSETS                                                                      SEPTEMBER 28,      DECEMBER 29,
------                                                                          1997              1996
                                                                                ----              ----
CURRENT ASSETS:
  Cash and Cash Equivalents                                                  $   9,616         $   8,762
  Accounts Receivable                                                          190,592           167,817
  Inventories                                                                  165,655           146,678
  Deferred Tax Asset                                                             7,100             7,057
  Prepaid Expenses                                                              28,241            22,986
                                                                             ---------         ---------
    TOTAL CURRENT ASSETS                                                       401,204           353,300

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                                     224,015           208,791

EXCESS OF COST OVER NET ASSETS ACQUIRED                                        279,475           249,070
OTHER ASSETS                                                                    46,524            51,385
                                                                             ---------         ---------
                                                                             $ 951,218         $ 862,546
                                                                             =========         =========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                                                              $  17,693         $  14,918
  Accounts Payable                                                              78,807            74,960
  Accrued Expenses                                                              90,976            70,919
  Current Maturities of Long-Term Debt                                           1,697             2,919
                                                                             ---------         ---------
    TOTAL CURRENT LIABILITIES                                                  189,173           163,716

LONG-TERM DEBT, less current maturities                                        301,379           254,353
SENIOR SUBORDINATED NOTES                                                      125,000           125,000
DEFERRED INCOME TAXES                                                           26,119            23,484
                                                                             ---------         ---------
    TOTAL LIABILITIES                                                          641,671           566,553
                                                                             ---------         ---------
Minority Interest                                                                3,125             3,125
  Redeemable Preferred Stock                                                         -            19,750
  Common Stock                                                                   2,762             2,536
  Additional Paid-In Capital                                                   160,346           124,557
  Retained Earnings                                                            187,027           166,828
  Foreign Currency Translation Adjustment                                      (25,967)           (3,057)
  Treasury Stock, 3,600
      Class A Shares, at Cost                                                  (17,746)          (17,746)
                                                                             ---------         ---------
                                                                             $ 951,218         $ 862,546
                                                                             =========         =========

See accompanying notes to consolidated condensed financial statements.

                     INTERFACE, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      ------------------                 -----------------
                                                               SEPTEMBER 28,    SEPTEMBER 29,     SEPTEMBER 28,     SEPTEMBER 29,
                                                                  1997              1996              1997              1996
                                                                  ----              ----              ----              ----
Net Sales                                                       $297,352          $275,041          $826,443          $717,546
Cost of Sales                                                    196,699           187,581           553,473           492,509
                                                                --------          --------          --------          --------v
  Gross Profit on Sales                                          100,653            87,460           272,970           225,037
Selling, General and Administrative Expenses                      74,056            65,910           203,867           170,887
                                                                --------          --------          --------          --------
  Operating Income                                                26,597            21,550            69,103            54,150
Other (Expense) Income - Net                                      (9,234)           (9,105)          (28,393)          (25,683)
                                                                --------          --------          --------          --------
  Income before Taxes on Income                                   17,363            12,445            40,710            28,467
Taxes on Income                                                    6,852             4,864            15,886            11,153
                                                                --------          --------          --------          --------
Net Income                                                        10,511             7,581            24,824            17,314
Less: Preferred Dividends                                              -               433                 -             1,299
                                                                --------          --------          --------          --------
Net Income Applicable to Common Shareholders                    $ 10,511          $  7,148          $ 24,824          $ 16,015
                                                                ========          ========          ========          ========
Primary Earnings Per Common Share                               $   0.44          $   0.34          $   1.06          $   0.82
                                                                ========          ========          ========          ========
Weighted Average Common Shares Outstanding                        24,015            20,935            23,408            19,604
                                                                ========           =======          ========          ========

See accompanying notes to consolidated condensed financial statements.

                     INTERFACE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                                SEPTEMBER 28,       SEPTEMBER 29,
                                                                    1997                1996
                                                                    ----                ----
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
 Net income                                                      $ 24,824             $ 17,314
 Adjustments to reconcile net income
  to cash provided by operating activities:
   Depreciation and amortization                                   26,263               25,041
   Deferred income taxes                                             -                    -
   Cash provided by (used for):
    Accounts receivable                                           (21,089)             (20,461)
    Inventories                                                   (16,409)              (9,671)
    Prepaid and other                                              (6,309)              (6,112)
    Accounts payable and accrued expenses                          18,052               17,769
                                                                 --------             --------
                                                                   25,332               23,880
                                                                 --------             --------
INVESTING ACTIVITIES:
  Capital expenditures                                            (33,963)             (27,795)
  Acquisitions of businesses                                      (34,647)             (46,912)
  Other                                                            (7,601)              (3,354)
                                                                 --------             --------
                                                                  (76,211)             (78,061)
                                                                 --------             --------
FINANCING ACTIVITIES:
  Net borrowing (reduction) of long-term debt                      50,546               49,638
  Issuance of common stock                                          5,513                  881
  Dividends paid                                                   (4,626)              (4,839)
                                                                 --------             --------
                                                                   51,433               45,680
                                                                 --------             --------
  Net cash provided by (used for) operating,
   investing and financing activities                                 554               (8,501)
  Effect of exchange rate changes on cash                             300                  (95)
                                                                 --------             --------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease) during the period                           854               (8,596)
  Balance at beginning of period                                    8,762                8,750
                                                                 --------             --------
  Balance at end of period                                       $  9,616             $    154
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

NOTE 2 - INVENTORIES

              Inventories are summarized as follows:

                                      SEPTEMBER 28,   DECEMBER 29,
                                           1997           1996
                                           ----           ----
      Finished Goods                     $ 92,518       $ 81,034
      Work-in-Process                      33,731         30,464
      Raw Materials                        39,406         35,180
                                         --------       --------
                                         $165,655       $146,678
                                         ========       ========

NOTE 3 - BUSINESS ACQUISITIONS

     During the third quarter of 1997, the Company acquired 100% of the outstanding capital stock of Camborne Holdings, Ltd., a manufacturer of interior fabrics based in West Yorkshire, U.K., and Facilities Resource Group, Inc., a provider of furniture installation and related services based in Chicago, Illinois. As consideration, the Company issued 102,562 shares of Class A Common Stock, 127,806 shares of Class B Common Stock and paid approximately $23 million in cash. Both of the acquisitions were accounted for as purchases; accordingly, the results of operations for the acquired companies are included in the Company's consolidated financial statements from the respective dates of the acquisitions. The excess of the purchase price over the fair value of the net assets acquired will be amortized over 25 years.

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

     During fiscal 1996, the Company acquired 100% of the outstanding capital stock (and, in one case, all of the assets) of fifteen floorcovering contractors -- Landry's Commercial Flooring Co., Inc., based in Oregon; Reiser Associates, Inc., based in Texas; Earl W. Bentley Operating Co., Inc., based in Oklahoma; Quaker City International, Inc., based in Pennsylvania; Superior Holdings, Inc., based in Texas; Flooring Consultants, Inc., based in Arizona; ParCom, Inc., based in Virginia; Congress Flooring Corp., based in Massachusetts; Southern Contract Systems, Inc., based in Georgia; B. Shehadi & Sons, Inc., based in New Jersey; A & F Installations, Inc., based in New Jersey; Lasher/White Carpet Co., Inc., based in New York; Oldtown Carpet Center, Inc., based in North Carolina; Architectural Floors, a division of Continental Office Furniture Corp., based in Ohio; and Floor Concepts, Inc., based in Maryland. As consideration, the Company issued 2,674,906 shares of Class A Common Stock valued at approximately $19.3 million, $.8 million in 7% Notes and paid $23.0 million in cash. All of the acquisitions were accounted for as purchases; accordingly, the results of operations for the acquired companies are included in the Company's consolidated financial statements from the respective dates of the acquisitions. The excess of the purchase price over the fair value of the net assets acquired was approximately $33.9 million and is being amortized over 25 years.

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

NOTE 6 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

     The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.



                 INTERFACE, INC. AND SUBSIDIARIES
      NOTE 6 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

                                                           STATEMENT OF INCOME
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997

                                                                      INTERFACE,        CONSOLIDATION
                                                       NON-              INC.                AND
                                    GUARANTOR        GUARANTOR         (PARENT           ELIMINATION         CONSOLIDATED
                                  SUBSIDIARIES     SUBSIDIARIES      CORPORATION)          ENTRIES              TOTALS
                                  ------------     ------------      -----------        -------------        ------------
                                                                   (IN THOUSANDS)
Net sales                            $658,258        $271,032         $     -            $(102,847)            $826,443
Cost of sales                         468,904         187,416               -             (102,847)             553,473
                                     --------        --------         -------            ---------             --------
Gross profit on sales                 189,354          83,616               -                    -              272,970
Selling, general and                  138,755          54,138          10,974                    -              203,867
  administrative expenses            --------        --------         -------            ---------             --------
Operating income                       50,599          29,478         (10,974)                   -               69,103
Other expense (income)
     Interest Expense                   7,890           3,238          15,175                    -               26,303
     Other                              2,040           3,324          (3,274)                   -                2,090
                                     --------        --------         -------            ---------             --------
Total other expense                     9,930           6,562          11,901                    -               28,393
                                     --------        --------         -------            ---------             --------
Income before taxes on income
  and Equity in income of              40,669          22,916         (22,875)                   -               40,710
  subsidiaries

Taxes on income                        16,098           8,396          (8,608)                   -               15,886
Equity in income of                         -               -          39,091              (39,091)                   -
  subsidiaries                       --------        --------         -------            ---------             --------
Net income applicable to              $24,571         $14,520         $24,824             ($39,091)            $ 24,824
  common shareholders                ========        ========         =======            =========             ========

                                                                       BALANCE SHEET
                                                                     SEPTEMBER 28, 1997

                                                                                      CONSOLIDATION
                                                       NON-        INTERFACE, INC.         AND
                                     GUARANTOR       GUARANTOR         (PARENT         ELIMINATION       CONSOLIDATED
                                   SUBSIDIARIES    SUBSIDIARIES     CORPORATION)         ENTRIES            TOTALS
                                   ------------    ------------     --------------     -------------      -----------
                                                                            (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents       $    4,914        $  4,702        $      -           $      -          $   9,616
  Accounts receivable                131,047          79,071          (19,526)                -            190,592
  Inventories                        112,935          52,720                -                 -            165,655
  Miscellaneous                        9,431          16,122            9,788                 -             35,341
                                  ----------        --------        ---------          ------------      ---------
     Total current assets            258,327         152,615           (9,738)                -            401,204

Property and equipment,
 less accumulated depreciation       152,474          64,863            6,678                 -            224,015
Investment in subsidiaries           127,062          18,200          381,670             (526,932)              -
Miscellaneous                        130,567          14,730          406,121             (504,894)         46,524
Excess of cost over net assets       183,858          88,694            6,923                 -            279,475
 acquired                         ----------        --------        ---------          ------------      ---------
                                    $852,288        $339,102         $791,654          $(1,031,826)       $951,218
                                  ==========        ========        =========          ===========       =========

LIABILITIES AND COMMON
SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                    $  12,728  $        4,965      $         -   $             -        $    17,693
  Accounts payable                    42,758          32,741            3,308                 -             78,807
  Accrued expenses                    57,103          34,495             (622)                -             90,976
  Current maturities of long-          1,697               -                -                 -              1,697
   term debt                      ----------        --------        ---------       ------------         ---------
     Total current liabilities       114,286          72,201            2,686                 -            189,173

Long-term debt, less
 current maturities                   227,838          37,070         304,271          (267,800)           301,379
Senior subordinated notes                  -               -          125,000                 -            125,000
Deferred income taxes                 12,862             937           12,320                 -             26,119
Minority interests                     3,125               -                -                 -              3,125
                                  ----------        --------        ---------       ------------         ---------
     Total liabilities               358,111         110,208          444,277          (267,800)           644,796


Redeemable preferred stock            57,891               -                -           (57,891)                 -
Common stock                          81,704         102,199            2,762          (183,903)             2,762
Additional paid-in capital           187,195          11,030          160,346          (198,225)           160,346
Retained earnings                    174,064         132,197          187,027          (306,261)           187,027
Foreign currency translation          (6,677)        (16,532)          (2,758)                -            (25,967)
 adjust.
Treasury stock                             -               -                -           (17,746)           (17,746)
                                  ----------        --------        ---------       ------------         ---------
                                    $852,288        $339,102         $791,654       $(1,031,826)          $951,218
                                  ==========        ========        =========       ============         =========

                                                           STATEMENT OF CASH FLOW
                                                            FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 28, 1997

                                                                             INTERFACE,       CONSOLIDATION
                                                              NON-              INC.               AND
                                           GUARANTOR        GUARANTOR         (PARENT          ELIMINATION        CONSOLIDATED
                                         SUBSIDIARIES     SUBSIDIARIES      CORPORATION)         ENTRIES             TOTALS
                                         ------------     ------------      -----------        -----------        -------------
                                                                                  (IN THOUSANDS)
Cash flows from operating activities:      $ 27,530         $  2,803           $ (5,001)         $     -             $ 25,332
                                           --------         --------           --------          -------             --------
Cash flows from investing activities:
   Purchase of plant and equipment          (23,664)          (7,602)            (2,697)               -              (33,963)
   Acquisitions, net of cash acquired             -                -            (34,647)               -              (34,647)
   Other                                          -                -             (7,601)               -               (7,601)
                                           --------         --------           --------          -------             --------
Net cash provided by (used in)              (23,664)          (7,602)           (44,945)               -              (76,211)
 investing activities                      --------         --------           --------          -------             --------
Cash flows from financing activities:
   Net borrowings (repayments)               (8,071)           5,115             53,502                -               50,546
   Proceeds from issuance of common               -                -              5,513                -                5,513
      stock
   Cash dividends paid                            -                -             (4,626)               -               (4,626)
   Other                                          -                -                 -                 -                    -
                                           --------         --------           --------          -------             --------
Net cash provided by (used in)               (8,071)           5,115             54,389                -               51,433
  financing activities                     --------         --------           --------          -------             --------
Effect of exchange rate change on                 -              300                 -                 -                  300
 cash                                      --------         --------           --------          -------             --------
Net increase (decrease) in cash              (4,205)             616              4,443                -                  854
Cash at beginning of year                     3,481            4,791                490                -                8,762
                                           --------         --------           --------          -------             --------
Cash at end of year                        $   (724)        $  5,407           $  4,933          $    -              $  9,616
                                           ========         ========           ========          =======             ========

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS. For the three month and nine month periods ended September 28, 1997, the Company's net sales increased $22.3 million (8.1%) and $108.9 million (15.2%), respectively, compared with the same periods in 1996. These increases were primarily attributable to increased sales volume in (i) the Company's floorcoverings operations due to increased demand in the U.S. for its modular carpet products, as well as the acquisitions of the floorcovering contractors in the Re:Source Americas network, (ii) the Company's specialty products division, resulting in part from the sale of specialty products through the Re:Source Americas network, and (iii) the Company's interior fabrics operations due to increased U.S. and foreign demand for its products, as well as the acquisition of Camborne Holdings, Ltd. early in the third quarter. The weakening of certain key currencies against the U.S. dollar (particularly the Dutch guilder and Japanese yen) continue to somewhat offset the increase in sales growth.

     Cost of sales, as a percentage of sales, decreased slightly to 66.1% and 67%, respectively, for the three month and nine month periods ended September 28, 1997, when compared to 68.2% and 68.6% for the same periods in 1996. The decreases are primarily attributable to manufacturing efficiencies resulting from the Company's "war on waste" initiative and the Company's new modern yarn plant in its interior fabrics operations. Also, the Company's mass customization production strategy continues to result in a shift to higher margin products. These improved margin levels continue to be somewhat mitigated by the acquisition of the floorcovering contractors comprising the Re:Source Americas network, which historically had higher cost of sales ratios than the Company.

     Selling, general and administrative expenses, as a percentage of sales, increased to 24.9% and 24.7%, respectively, for the three month and nine month periods ended September 28, 1997, when compared to 24% and 23.8% during the same periods in 1996. The increases are attributable to (i) administrative expenses associated with building an infrastructure to manage the Re:Source Americas network, and (ii) increased marketing and sampling expenses in the Company's floorcovering operations associated with the introduction of new products as the Company continues to implement a mass customization strategy in both its U.S. and its European and Asia-Pacific operations.

     For the three month and nine month periods ended September 28, 1997, the Company's other expense increased $.1 million and $2.7 million, respectively, compared to the same periods in 1996, primarily due to an increase in bank debt incurred as a result of the Company's acquisitions, as well as an increase in interest rates.

     As a result of the aforementioned factors, the Company's net income increased 47% to $10.5 million and 55% to $24.8 million, respectively, for the three month and nine month periods ended
September 28, 1997, compared to the same periods in 1996.

     LIQUIDITY AND CAPITAL RESOURCES. The primary uses of cash during the nine month period ended September 28, 1997 have been
(i) $34.6 million associated with acquisitions, (ii) $34 million for additions to property and equipment in the Company's manufacturing facilities, and (iii) $7.6 million related to
various deposits and other long-term assets.   These uses were
funded primarily by $50.5 million from long-term financing, $25.3 million from operating activities and $5.5 million from the issuance of common stock.

     Cash provided by operating activities increased to $25.3 million during the nine month period ended September 28, 1997 from $23.9 million during the corresponding period in the prior year. This increase was caused primarily by increases in net income, and accounts payable and accrued expenses. The increase was somewhat offset by increases in accounts receivable and inventory.

     The Company, as of September 28, 1997, recognized a $22.9 million decrease in foreign currency translation adjustment compared to that of December 29, 1996. The decrease was associated primarily with the Company's investments in subsidiaries located in the United Kingdom and Continental Europe. The translation adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 52.

     The Company employs a variety of off-balance sheet financial instruments, including foreign currency swap agreements and foreign currency exchange contracts, to reduce its exposure to adverse fluctuations in interest and foreign currency exchange rates. At September 28, 1997, the Company had approximately $35 million (notional amount) of foreign currency hedge contracts outstanding, consisting principally of currency swap contracts to hedge firmly committed Dutch guilder and Japanese yen currency revenues. At September 28, 1997, the Company utilized interest rate swap agreements to effectively convert approximately $73 million of variable rate debt to fixed rate debt. The interest rate swap agreements have maturity dates ranging from nine to twenty-four months.

     The Company continually monitors its position with, and the credit quality of, the financial institutions which are counter-parties to its off-balance sheet financial instruments and does not currently anticipate nonperformance by the counter-parties.

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

ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

          During the fiscal quarter ended September 28, 1997, the Company issued an aggregate of 230,368 shares of its Common Stock, par value $.10 per share, that were not registered under the Securities Act of 1933 (the "Securities Act"). The shares, in combination with cash, were issued as consideration in the acquisitions of Camborne Holdings, Ltd. and Facilities Resource Group, Inc., and were issued to an aggregate of three individuals and entities. The market price on the dates of issuance ranged from $22.125 per share to $24.625 per share. The sales of the above securities are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed with this report:

      EXHIBIT       DESCRIPTION OF EXHIBIT
      NUMBER
      3.1 Articles of Incorporation (composite as of September 8, 1988) (included as Exhibit 3.1 to the Company's annual report on Form 10-K for the year ended January 3, 1993 previously filed with the Commission and incorporated herein by reference) and Articles of Amendment (Series A Preferred Stock Designation), dated June 17, 1993 (included as Exhibit 4.1 to the Company's current report on Form 8-K, filed with the Commission on July 7, 1993 and incorporated herein by reference).

      3.2 Bylaws, as amended (included as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended April 1, 1990, previously filed with the Commission and incorporated herein by reference).

      4.1 See Exhibits 3.1 and 3.2 for provisions in the Company's Articles of Incorporation, as amended, and Bylaws defining the rights of holders of Common Stock of the Company.

      4.2 Indenture governing the Company's 9.5% Senior Subordinated Notes due 2005, dated as of November 15, 1995, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank of Georgia, as Trustee (included as
              Exhibit 4.1 to the Company's registration statement on Form S-4, File No. 33-65201, previously filed with the Commission and incorporated herein by reference); and Supplement No. 1 to Indenture, dated as of December 27, 1996 (included as Exhibit 4.2(b) to the Company's Annual Report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).

      4.3     Form of Exchange Note (included as part of Exhibit 4.2).

      10.1 Seventh Amendment to Revolving Credit Loan Agreement dated August 5, 1997, among the Company, Interface Flooring Systems, Inc. and SunTrust Bank, Atlanta.

      10.2 Shanghai Interface Carpet Co., Ltd. Joint Venture Contract dated March 20, 1996, among Interface Asia-Pacific, Inc., BASF Corporation and Shanghai China Textile International Science & Technological Industrial City Development Company.

      10.3 Interface, Inc. Nonqualified Savings Plan (included as Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-38677, previously filed with the Commission and incorporated herein by reference).

      27.1    Financial Data Schedule (for SEC use only).

(b)  No reports on Form 8-K were filed during the quarter ended
September 28, 1997.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERFACE, INC.

Date: November 12, 1997             By: /s/ Daniel T. Hendrix
                                        Daniel T. Hendrix
                                        Senior Vice President
                                        (Principal Financial Officer)

                          EXHIBIT INDEX


Exhibit
Number                        Description of Exhibit

10.1 Seventh Amendment to Revolving Credit Loan Agreement dated August 5, 1997, among the Company, Interface
          Flooring Systems, Inc. and SunTrust Bank, Atlanta.

10.2      Shanghai Interface Carpet Co., Ltd. Joint Venture
          Contract dated March 20, 1996, among Interface Asia-
          Pacific, Inc., BASF Corporation and Shanghai China
          Textile International Science & Technological
          Industrial City Development Company.

27.1      Financial Data Schedule (for SEC use only)