Form 10-K
period 1997-12-28
INTERFACE INC
filed 1998-03-27
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 28, 1997

                       Commission File No: 0-12016


                             INTERFACE, INC.
        ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

     Georgia                                      58-1451243
------------------------            ------------------------------------
(State of incorporation)            (I.R.S. Employer Identification No.)

    2859 Paces Ferry Road
         Suite 2000
       Atlanta, Georgia                        30339
---------------------------------------      ----------
(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code:  (770) 437-6800
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 12, 1998 (assuming conversion of Class B Common Stock into Class A Common Stock): $881,000,000 (22,025,960 shares valued at the last sales price of $40.00 on March 11, 1998). See Item 12.

     Number of shares outstanding of each of the registrant's
classes of Common Stock, as of March 12, 1998:
    Class                                       Number of Shares
    -----                                       ----------------

    Class A Common Stock,
    $0.10 par value per share .................    21,477,996

    Class B Common Stock,
    $0.10 par value per share .................     2,783,470


                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 28, 1997 are incorporated by reference into Parts I and II.

     Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                  PART I

ITEM 1.   BUSINESS

GENERAL

     Interface, Inc. ("Interface" or the "Company") is a global manufacturer, marketer, installer and servicer of products for the commercial and institutional interiors market.
With a 40% market share, the Company is the worldwide leader in the modular carpet segment, which includes both carpet tile and two-meter roll goods. The Company's BENTLEY MILLS, PRINCE
STREET and FIRTH brands are leaders in the high quality, designer-oriented sector of the broadloom segment. The Company provides carpet installation and maintenance services through its domestic dealer network, Re:Source Americas, and provides specialized carpet replacement services through its Renovisions subsidiary. The Company's Interior Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share in excess of 60%.
The Company's specialty products operations produce raised/access flooring systems, antimicrobial additives, adhesives and various other chemical compounds and products. These complementary product offerings, together with an integrated marketing philosophy, enable Interface to take a "total interior solutions" approach to serving the diverse needs of its customers around the world.

     The Company markets products in over 100 countries around the world under such established brand names as Interface and Heuga in modular carpet; BENTLEY MILLS, PRINCE STREET and FIRTH in broadloom carpets; GUILFORD OF MAINE, STEVENS LINEN, CAMBORNE, TOLTEC and INTEK in interior fabrics and upholstery products; INTERSEPT in chemicals; and C-Tec and Intercell in raised/access flooring systems. The Company utilizes an internal marketing and sales force of over 1,100 experienced personnel (the largest in the commercial floorcovering industry), stationed at over 100 locations in over 35 countries, to market the Company's carpet products and services in person to its customers. The Company's principal geographic markets are North America (70% of 1997 net sales), the United Kingdom and Western Europe (23% of 1997 net sales), and Asia-Pacific (7% of 1997 net sales). The Company is aggressively developing opportunities in Greater China and Southeast Asia, South America, and Central and Eastern Europe, which management believes represent significant growth markets for the Company.

     While the Company's net sales from U.S. operations have historically been derived primarily from the renovation market, Interface believes that the recovery in the U.S. commercial office market, which began in the mid 1990's, will drive growth in the new construction market over the next several years. From a high of nearly 24% in 1986, suburban office vacancy rates dropped to a decade low of 9.7% as of September 1997, according to CB Commercial/Torto Wheaton Research. In addition, CB Commercial/Torto Wheaton Research reports that 34 out of 54 major metropolitan areas were below the 10% vacancy level in September 1997. The Company believes that a 10% vacancy level is a critical threshold which drives new construction. Given the decade-long downturn in the office market, the Company believes the recovery should continue for a number of years. The Company expects that all of its domestic operations will benefit from these industry developments. In its international markets, the Company expects to benefit from both increased use and acceptance of its products as well as recoveries in the commercial office markets, particularly in Europe. The Company also believes that, within the overall floorcovering market, the demand for modular carpet is increasing worldwide as more customers recognize its advantages in terms of greater design options and flexibility, longer average life, and ease of access to sub-floor wiring.

     For 1997, the Company had net sales and net income of $1.135 billion and $37.5 million, respectively, the highest in the Company's history. Net sales were composed of floorcovering sales ($898.2 million), interior fabrics sales ($184.7 million) and chemical and specialty product sales ($52.4 million), accounting for 79%, 16% and 5% of total net sales, respectively. The Company achieved a compound annual growth rate in its net sales and net income of 16% and 28%, respectively, over the five-year period from 1993 to 1997.

RECENT ACQUISITION

     On December 30, 1997 (subsequent to the end of fiscal 1997), the Company completed the acquisition of the European carpet businesses of Readicut International plc ("Readicut"), for approximately $50 million, subject to final adjustment. After the planned divestiture of certain assets of Readicut, including its Network Flooring dealer division and Joseph, Hamilton & Seaton
Ltd., a contract carpet distributor, the Company's final investment for the retained Readicut businesses is expected to be less than $15 million. The retained businesses will include Firth Carpets Ltd., based in West Yorkshire, England, a leading manufacturer of high quality woven and tufted carpet primarily for the contract markets; and a 40% interest in Vebe Floorcoverings BV, located in the Netherlands, a leading manufacturer of needlepunch carpet. Firth Carpets is located in close proximity to the Company's Camborne Holdings Ltd. fabrics facility and its Shelf, England modular carpet facility, which is expected to allow Interface to realize significant synergies with these existing operations. In February 1998, the Company consummated a joint venture arrangement with the principals of Condor Carpets BV, the Company's commission tufter in Europe, pursuant to which the principals of Condor Carpets acquired a 60% interest in Vebe Floorcoverings.

COMPANY STRENGTHS

     Management believes that the Company benefits from several significant competitive advantages, which will assist it in sustaining and enhancing its position as a market leader. The
Company's principal strengths include:

          STRONG BRAND NAMES WITH REPUTATION FOR QUALITY AND RELIABILITY. The Company's products are known in the industry for their high quality and reliability. The Company's strong brand names in carpets, interior fabrics, and raised/access flooring systems are leaders in the industry. INTERFACE AND HEUGA are the pre-eminent brand names in carpet tiles for commercial and institutional use worldwide. The PRINCE STREET and BENTLEY MILLS brands are rated the number one and two brands, respectively, for carpet design in the U.S. according to a 1997 survey of interior designers published in the Floor Focus industry publication. Internationally, Firth Carpets has a reputation in Europe for manufacturing high-quality woven and tufted products. GUILFORD AND CAMBORNE are leading brand names in their respective markets for interior fabrics.

          EFFICIENT AND LOW-COST GLOBAL MANUFACTURING OPERATIONS. The Company's global manufacturing capabilities are an important competitive advantage to Interface in serving the needs of multinational corporate customers who require uniform products and services at their various locations around the world. Global manufacturing locations enable the Company to compete effectively with local producers in its international markets, while also affording international customers more favorable delivery times and freight costs.
     The Company's capital investment program to consolidate and modernize the yarn manufacturing operations of its Interior Fabrics Group has resulted in significant efficiencies and cost savings, as well as new product capabilities. In addition, this has allowed Interface to respond to a shift in demand towards lighter weight, less expensive fabrics by original equipment manufacturer (OEM) panel fabric customers. The Company's new, state-of-the-art yarn manufacturing facility in Guilford, Maine began operating in 1996, and became fully operational in July 1997.

          DEDICATED DISTRIBUTION AND SERVICE CAPABILITY THROUGH
     RE: SOURCE AMERICAS. The Company's dealer network, Re:Source Americas, now consists of 18 owned and 75 affiliated dealers. The Company believes that the service, and marketing and distribution capabilities added by Re:Source Americas have resulted in (i) increased sales of Company products as dealers in the network have begun to supply Company products on a preferred basis, (ii) enhanced customer satisfaction by assisting customers in the process of selecting, purchasing, installing, maintaining and recycling carpet products, (iii) improved pricing for the Company's floorcovering products and (iv) increased operating margins by consolidating administrative functions and coordinating and streamlining sales efforts by Company and dealer sales personnel.

          STRONG CUSTOMER AND ARCHITECTURAL AND DESIGN COMMUNITY RELATIONSHIPS. The Company focuses its sales efforts at the design phase of commercial projects. Interface personnel cultivate relationships both with the owners and users of the facilities involved in the projects and with specifiers such as architects, engineers, interior designers and contracting firms who are directly involved in specifying products and often make or significantly influence purchase decisions. The Company emphasizes its product design and styling capabilities and its ability to provide creative, high-value solutions to its customers' needs. Interface marketing and sales personnel also serve as a primary technical resource for the Company's customers, both with respect to product maintenance and service as well as design matters.

          AWARD-WINNING AND INNOVATIVE PRODUCT DESIGN AND DEVELOPMENT CAPABILITIES. The Company's product design and development capabilities give Interface a significant competitive advantage. Interface has an exclusive consulting contract with the leading design firm Oakey Designs to augment the Company's internal research, development and design staff. Since engaging Oakey Designs in 1994, the Company has introduced more than 130 new carpet designs in the U.S. and has enjoyed considerable success in winning
     U.S. carpet industry design awards bestowed by the International Interior Design Association (IIDA), particularly in the carpet tile division. In 1996, Oakey Designs' services were extended to the Company's international carpet operations, and an affiliate of that firm was engaged to provide similar design services to the Company's interior fabrics business.

          SEASONED MANAGEMENT TEAM AND COMMITTED EMPLOYEES. An important component of the Company's recent success has been the continued strengthening of its management team and its commitment to developing and maintaining an enthusiastic and collaborative work force. In 1993, Ray C. Anderson, the Company's Chairman and Chief Executive Officer, hired industry veteran Charles R. Eitel to manage the Company's domestic carpet tile operations. Mr. Eitel became President and Chief Operating Officer of the Company in February 1997. Mr. Anderson and Mr. Eitel have put in place a team of seasoned executives to manage the Company's continued growth and diversification. In addition, over the past three years, the Company has made a substantial investment in its approximately 7,300 employees worldwide. In 1997, for example, the Company created an internal employee training and education team, known as One World Learning, which implements corporate-wide learning programs. In December 1997, Fortune Magazine rated Interface one of the top 100 employers in the U.S. on the strength of the Company's commitment to its employees.

BUSINESS STRATEGY AND PRINCIPAL INITIATIVES

     Interface's long-standing corporate strategy has been to diversify and integrate worldwide. The Company seeks to diversify by developing internally or acquiring related product lines and businesses in the commercial interiors field; and to integrate by identifying and developing synergies and operating efficiencies among the Company's products and global businesses. In continuing that strategy, the Company is pursuing the following principal strategic initiatives:

          GLOBALIZATION OF THE "MASS CUSTOMIZATION" PRODUCTION STRATEGY. The Company is implementing aspects of its successful U.S. mass customization production initiative at its floorcovering operations in Europe and Asia-Pacific and at its interior fabrics operations. Through mass customization the Company is able to respond to customers' requirements for custom or highly styled products by quickly and efficiently producing both custom samples and the ultimate products, and to more readily determine proven "winners" that can be manufactured for inventory for broader distribution. Mass customization was introduced to the Company's U.S. carpet tile business in 1994, and its principal components include (i) developing a simplified but versatile yarn utilization system, (ii) investing in highly efficient, state-of-the-art tufting and custom sampling equipment, and (iii) utilizing innovative design and styling to create products. This strategy has resulted in substantial operating improvements in the U.S. carpet tile business, including increased margins and reduced inventory levels of both raw materials and standard products.

          "TOTAL INTERIOR SOLUTIONS". The Company's objective is to use the diverse but complementary nature of its product lines to offer "total interior solutions" to its customers worldwide, meeting their diverse needs for products and services. The Company combines its global marketing and manufacturing capabilities to successfully target multinational companies and compete effectively in local markets worldwide. The Company has organized a 45-person global account team with responsibility for the Company's largest multinational customers and prospects, and is implementing a marketing communications network to link its worldwide marketing and sales force. The Company has also consolidated management responsibility for certain key operational areas, which has significantly increased global cooperation and coordination in product planning, production and marketing activities--in effect, "hooking it up" worldwide. In addition, the new Re:Source Americas network provides a channel for delivery of a variety of services and products offered by the Company in addition to commercial carpet, including carpet replacement and reclamation services, furniture moving and installation, adhesives and cleaning chemicals, specialty products, and raised/access flooring systems.

          ECOLOGICAL SUSTAINABILITY THROUGH WAR-ON-WASTE AND ECOSENSE PROGRAMS. In January 1995, the Company began a worldwide war-on-waste initiative referred to internally as "QUEST". Applying a zero-based definition of waste (broadly defined as any measurable cost that goes into manufacturing a product but does not result in identifiable value to the customer), the Company realized an aggregate of approximately $50 million in savings through eliminating such waste from 1995 to 1997. Management has identified an additional $80 million of waste and believes the Company can eliminate half of such waste by the end of 2001. The war-on-waste represents a first step in the Company's broader EcoSense initiative, which is the Company's long-range program to achieve greater resource efficiency and, ultimately, ecological "sustainability"--that is, the point at which Interface is no longer a net "taker" from the earth. The Company believes that its pursuit of these initiatives provides a competitive advantage in marketing its products to an increasing number of customers.

          SELECTIVE STRATEGIC ACQUISITIONS. The Company has successfully expanded its business and product lines through strategic acquisitions. The Company expanded its carpet operations with the acquisitions of Heuga Holdings B.V. (now
     Interface Europe B.V.) in 1988, Bentley Mills, Inc. in 1993, Prince
     Street Technologies, Ltd. in 1994 and Firth Carpets in 1998, while its fabrics business has been expanded significantly with the acquisitions of certain assets of Stevens Linen Associates, Inc. in 1993, Toltec Fabrics, Inc. and the Intek division of Springs Industries, Inc.
     in 1995 and Camborne in 1997. In addition, the Company's acquisitions of Renovisions, Inc. in 1996 and Facilities Resource Group, Inc. in 1997, and the formation of the Re:Source Americas dealer network through acquisitions primarily in 1996 and 1997, have enabled the Company to expand rapidly into a variety of commercial interior services. The Company intends to continue to selectively target companies and product lines that complement existing product lines and further the Company's ability to provide total interior solutions for its customers. The Company believes that its cash flow from operations will enable it to continue to capitalize on attractive strategic acquisition opportunities.

MODULAR AND BROADLOOM CARPET

    PRODUCTS

     The Company is the world's largest manufacturer and marketer of modular carpet, which includes carpet tile and two-meter roll goods, with a 40% worldwide market share. Broadloom carpet generally consists of tufted carpet sold primarily in twelve-foot rolls. The Company's broadloom carpet operations--Bentley Mills, Prince Street and Firth Carpets--focus on the high quality, designer-oriented sector of the U.S. and U.K. broadloom carpet markets. Through a joint venture arrangement with the principals of Condor Carpets, the Company also has a 40% interest in Vebe Floorcoverings, which management believes is the low-cost European manufacturer of needlepunch carpet.

     MODULAR CARPET. Marketed under the leading global brands INTERFACE and HEUGA, the Company's free-lay modular carpet system utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 square centimeters) to produce a floorcovering which combines the appearance and texture of broadloom carpet with the advantages of a modular carpet system. The growing use of open plan interiors and modern office arrangements utilizing demountable, movable partitions and modular furniture systems has encouraged the use of carpet tile, as compared to other soft surface flooring products. The Company's GLASBAC(R) echnology employs a unique, fiberglass-reinforced polymeric composite backing that allows the tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners. This type of carpet tile thus may be easily removed and replaced, permitting rearrangement of office partitions and modular furniture systems without the inconvenience and expense associated with removing, replacing or repairing other soft surface flooring products, including broadloom carpeting. Carpet tile facilitates access to sub-floor telephone, electrical, computer and other wiring by lessening disruption of operations, and also eliminates the cumulative damage and unsightly appearance commonly associated with frequent cutting of conventional carpet as utility connections and disconnections are made. Because a relatively small portion of a carpet installation often receives the bulk of traffic and wear, the ability to rotate carpet tiles between high traffic and low traffic areas and to selectively replace worn tiles can significantly increase the average life and cost efficiency of the floorcovering.

     The Company uses a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors--particularly offices, health care facilities, airports, educational and other institutions, and retail facilities. The Company's carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information. While the Company continues to manufacture and sell the major portion of its carpet tile in standard styles, an increasing volume of the Company's modular carpet sales are custom or made-to-order products designed to meet particular customer specifications.

     The Company produces and sells carpet tile specially adapted for the health care facilities market. The Company's carpet tile possesses characteristics--such as the use of the INTERSEPT(R) antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns--making it suitable for use in such facilities in lieu of hard surface flooring.

     The Company also manufactures and sells two-meter roll goods which are structure-backed and offer many of the advantages of both carpet tiles and broadloom carpet. They are often used in conjunction with carpet tiles to create special design effects. The Company's current principal customers for such products are in the education, health care and government sectors. The Company believes, however, that the demand for two-meter roll goods is increasing generally within the commercial and institutional interiors market, and expects two-meter roll goods to account for a growing percentage of its U.S. modular carpet sales in the future.

     BROADLOOM CARPET. The Company has obtained a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and styling capabilities and short production and delivery times with a marketing strategy geared toward serving and working closely with interior designers, architects and other specifiers. Prince Street's design-sensitive broadloom products center around unique, multi-dimensional textured carpets with a hand-tufted look, while Bentley Mills' designs emphasize the dramatic use of color. The PRINCE STREET and BENTLEY MILLS brands were rated the number one and two brands, respectively, for carpet design in the U.S. according to a 1997 survey of interior designers published in the FLOOR FOCUS industry publication. In addition, Firth Carpets has a reputation for manufacturing high-quality woven and tufted products, mostly using woolen spun blends. Vebe Floorcoverings, one of the largest needlepunch carpet producers in Europe, focuses its business on volume sales to large distributors of carpet products.

    SERVICES

     The Company provides commercial carpet installation and maintenance services through the Re:Source Americas network. The
Re:Source Americas network presently comprises approximately 93 owned or affiliated commercial floorcovering dealers strategically located throughout the major metropolitan areas of the United
States. The new network: (i) allows the Company to influence and monitor customer satisfaction throughout the product ownership cycle, from specification through reclamation; (ii) reduces the Company's cost of selling by bolstering efforts of sales representatives at the mill level with dealer-level support; (iii) improves pricing for products;
and (iv) achieves efficiencies by augmenting administrative functions of dealers. The Re:Source Americas network also provides a channel for delivery of a variety of services and products offered by the Company in addition to commercial carpet, including carpet replacement services offered by Renovisions, Inc., adhesives and cleaning chemicals manufactured by Rockland React-Rite, Inc., specialty products manufactured by Pandel, Inc., raised/access flooring systems produced by Interface Architectural
Resources, Inc., furniture installation by Facilities Resource Group, and carpet maintenance through the Company's IMAGE(R) maintenance system.

     Renovisions, acquired by the Company in February 1996, is a nationwide installation services firm that has pioneered a new method of carpet replacement. The RENOVISIONS(R) process utilizes patented lifting equipment and specialty tools to lift office equipment and modular workstations in place, permitting the economical replacement of existing carpet with virtually no disruption of the customer's business. Other proprietary products facilitate the movement of file cabinets, office furniture, and even complete workstations without the inefficiency and disruption associated with unloading and dismantling the items being moved. Facilities Resource Group, acquired by the Company in July 1997, is a Chicago, Illinois-based provider of furniture installation and related services. The Company intends to replicate Facilities Resource Group's business in various other markets throughout the United States.

     In the U.S., the Company also provides carpet maintenance services through its IMAGE maintenance system. The IMAGE system includes a custom-engineered maintenance methodology and a line of cleaning chemicals manufactured by Rockland React-Rite. In Europe, the Company has recently re-launched the European version of the IMAGE program, pursuant to which the Company has licensed selected independent service contractors to provide carpet maintenance services.

    MARKETING AND SALES

     The Company traditionally has focused its carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on specifiers, such as architects, engineers, interior designers, and contracting firms who often make or significantly influence the purchase decision. The acquisitions of Bentley Mills and Prince Street significantly strengthened the Company's relationships with interior designers and architects and has enhanced the Company's ability to target those and other specifiers at the critical design stage of commercial projects. The Company emphasizes sales to the commercial office sector, both new construction and renovation, as well as to health care facilities, governmental institutions and public facilities, including libraries, museums, convention and hospitality centers, airports, schools and hotels. The Company's marketing efforts are enhanced by the well-known brand names of its carpet products, including INTERFACE and HEUGA in modular carpet, and BENTLEY MILLS, PRINCE STREET and FIRTH in broadloom carpet.

     An important part of the Company's marketing and sales efforts involves the preparation of custom made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles that meet the customer's particular needs. (See "Business Strategy and Principal Initiatives", above, and "Product Design, Research and Development", below.) The Company's mass customization initiative, implemented for its U.S. modular carpet operations in 1994, included the simplification of the Company's carpet manufacturing operations and the purchase of five custom sample production machines, which significantly improved its ability to respond quickly and efficiently to requests for samples. The turnaround time for the Company to produce made-to-order carpet samples to customer specifications has been reduced from an average of 30 days in 1993 to 3 days in 1997, and the average number of carpet samples produced per month has increased from 90 per month in 1993 to over 1,400 per month in 1997. This ability has significantly enhanced the Company's marketing and sales efforts, and has increased the Company's volume of higher margin custom or made-to-order sales.

     The Company primarily uses its internal marketing and sales force of over 1,100 persons to market its carpet products, and it also relies on Re:Source Americas network dealers to bolster its sales efforts. The Company maintains a Creative Services staff that works directly with clients on major design projects. The efforts of these personnel in helping with product selection, customer specifications and unique approaches to design and styling issues are an important component of the marketing aspect of the Company's mass customization approach. In order to implement its global marketing efforts, the Company has product and design studios in the United States, England, France, Germany, Spain, Norway, the Netherlands, Australia, Japan and Singapore. The Company expects to continue to open such offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

     As part of its full service approach to marketing, the Company maintains a field services staff to provide on-site customer service for both in-progress and completed installations. In the U.S., the Re:Source Americas network significantly enhances the Company's ability to provide customer service and derive marketing benefits.

    MANUFACTURING

     The Company manufactures carpet in the United States, the Netherlands, the United Kingdom, Canada, Australia and Southeast Asia. In addition to enhancing the Company's ability to develop a strong local presence in foreign markets, having foreign manufacturing operations enables the Company to supply its customers with carpet from the location offering the most advantageous terms for delivery times, exchange rates, duties and tariffs and freight expense. The Company believes that the ability to offer consistent products and services on a worldwide basis at attractive prices is an important competitive advantage in servicing multinational customers seeking global supply relationships. Consistent with this strategy, the Company in 1996 entered into a joint venture (owned 70% by the Company) with BASF Corporation and Shanghai China Textile International Science & Technological Industrial City Development Company, a Chinese government-sponsored company, to build a carpet tile manufacturing facility in China, which is expected to be operational in April 1998. The Company will consider additional locations for manufacturing operations in other parts of the world as necessary to meet the demands of customers in growing international markets.

     The Company currently obtains a significant percentage of its requirements for synthetic fiber (the principal raw material used in the Company's carpet products) from DuPont. The Company believes that its arrangements with DuPont permit the Company to obtain favorable terms. However, the Company currently purchases fiber from other long-term suppliers, and there are adequate alternative sources of supply from which the Company could fulfill its synthetic fiber requirements if its arrangements with DuPont should change. Other raw materials used by the Company are also readily available from a number of sources.

     In 1995 and 1996, the Company implemented a manufacturing plan in which it standardized its worldwide manufacturing procedures. In connection with the implementation of this plan, the Company adopted global standards for its tufting equipment, yarn systems and product styling, and changed its standard carpet tile size from 18 square inches to 50 square centimeters. The Company believes that changing its standard carpet tile size has allowed it to reduce operational waste and fossil fuel energy consumption, in addition to offering consistent product sizing for its global customers.

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

  COMPETITION

     The commercial floorcovering industry is highly competitive. The Company competes, on a global basis, in the sale of its modular and broadloom carpet with other carpet manufacturers and manufacturers of vinyl and other types of floorcoverings. Although the industry recently has experienced significant consolidation, a large number of manufacturers remain in the industry. Management believes that the Company is the largest manufacturer of modular carpet in the world, possessing a global market share that is more than two times that of its nearest competitor. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and certain of these competitors have financial resources in excess of the Company's.

     The Company believes the principal competitive factors in its primary floorcovering markets are quality, design, service, broad product lines, product life, marketing strategy, and pricing. In the commercial office market, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. In the health care facilities market, the Company's products compete primarily with resilient tile. The Company believes that treatment of its modular carpet with the INTERSEPT antimicrobial chemical agent is a material factor in its ability to compete successfully in the health care market. The quality, service, design, longer average life, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of the Company's modular carpet are its principal competitive advantages, which are offset in part by its higher initial cost for comparable grades of broadloom carpet. The acquisitions of Bentley Mills, Prince Street and Firth Carpets, with their broadloom carpet product lines, have enhanced the Company's competitive position by enabling the Company to offer one-stop shopping to commercial carpet customers, and thus, to capture some sales that would have gone to competitors. In addition, the Company believes that its global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. Finally, the Company believes that the formation of the Re:Source Americas network, and the resulting improvement in customer service, has further enhanced the Company's competitive position.

  INTERIOR FABRICS

    PRODUCTS

     The Company, through its Interior Fabrics Group, designs, manufactures and markets specialty fabrics for open plan office furniture systems and commercial interiors. Sales of panel fabrics to OEMs of movable office furniture systems constitute approximately 50% of total U.S. fabrics sales in fiscal 1997.
In addition, the Company produces woven and knitted seating fabrics, wall covering fabrics, fabrics used for vertical blinds in office interiors, and fabrics used for cubicle curtains in health care facilities.

     Open plan office furniture systems are typically panel-enclosed work stations customized to particular work environments. The open plan concept offers a number of advantages over conventional office designs, including more efficient floor space utilization, reduced energy consumption and greater flexibility to redesign existing space. Since carpet and fabrics are used in the same types of commercial interiors, the Company's carpet and interior fabrics operations are able to coordinate the color, design and marketing of both product lines to their respective customers as part of the Company's "total interior solutions" approach.

     The Company, in recent years, has diversified and expanded significantly both its product offerings and markets for interior fabrics. The Company's 1993 acquisition of the STEVENS LINEN(TM) lines added decorative, upscale upholstery fabrics and specialty textile products to the Interior Fabrics Group's traditional product offerings. The Company's June 1995 acquisition of Toltec Fabrics, a manufacturer and marketer of fabric for the contract and home furnishings upholstery markets, enhanced the Company's presence in the contract jobber market; and its December 1995 acquisition of the Intek division of Springs Industries, a manufacturer experienced in the production of lighter-weight panel fabrics, has strengthened the Interior Fabrics Group's capabilities in that market. In addition, the June 1997 acquisition of Camborne Holdings Ltd., the United Kingdom's leading textile manufacturer for the office and contract furnishings markets, has enhanced the Company's access to the European and Asia-Pacific markets. The Camborne acquisition also added wool upholstery fabrics specifically designed for the European market to the Interior Fabrics Group's product offering. All of these developments have reinforced the Interior Fabrics Group's dominant position with OEMs of movable office furniture systems.

     The Company manufactures fabrics made of 100% polyester, as well as wool-polyester blends and numerous other natural and man-made blends, which are either woven or knitted. Its products feature a high degree of color consistency, natural dimensional stability and fire retardancy, in addition to their overall aesthetic appeal. All of the Company's product lines are color and texture coordinated. The Company seeks continuously to enhance product performance and attractiveness through experimentation with different fibers, dyes, chemicals and manufacturing processes. Product innovation in the interior fabrics market (similar to the floorcoverings market) is important to achieving and maintaining market share. (See "Business Strategy and Principal Initiatives", above, and "Product Design, Research and Development", below.)

     In 1997, the Company introduced its TERRATEX(TM) line of panel fabrics. The TERRATEX label is intended to denote fabrics manufactured from 100% recycled polyester, and will include both new products and traditional product offerings. The first fabric to bear the TERRATEX label is Guilford of Maine's FR701(R) Line. The Company intends for all of the Interior Fabrics Group's companies to manufacture and market products using the TERRATEX label.

     The Company anticipates that future growth opportunities will arise from the growing market for retrofitting services, where fabrics are used to re-cover existing panels. In addition, the increased importance being placed on the aesthetic design of office space should lead to a significant increase in upholstery fabric sales. Management also believes that significant growth opportunities exist in international sales, in domestic health care markets, in contract wallcoverings, and in the provision of ancillary textile processing services such as the lamination of fabrics onto substrates for pre-formed panels.

    MARKETING AND SALES

     The Company's principal interior fabrics customers are OEMs of movable office furniture systems. The Interior Fabrics Group sells to essentially all of the major office furniture manufacturers. The Interior Fabrics Group also sells to manufacturers and distributors of wallcoverings, vertical blinds, cubicle curtains, acoustical wallboards, ceiling tiles and residential furniture, and, since the acquisition of Toltec Fabrics, to contract jobbers. The GUILFORD OF MAINE, STEVENS LINEN, TOLTEC, INTEK and CAMBORNE brand names are well-known in the industry and enhance the Company's fabric marketing efforts.

     The majority of the Company's sales are made through the Interior Fabrics Group's own sales force. The sales team works closely with designers, architects, facility planners and other specifiers who influence the purchasing decisions of buyers in the interior fabrics segment. In addition to facilitating sales, the resulting relationships also provide the Company with marketing and design ideas that are incorporated into the development of new product offerings. The Interior Fabrics Group maintains a design studio in Dudley, Massachusetts which facilitates coordination between its in-house designers and the design staffs of major customers. The Interior Fabrics Group's design capabilities have also benefited from the product design services provided to it by an affiliate of Oakey Designs. (See "Business Strategy and Principal Initiatives", above, and "Product Design, Research and Development", below.)

     The Company's fabric sales offices are located in Saddle Brook, New Jersey, Grand Rapids, Michigan and the United Kingdom. The Interior Fabrics Group also has marketing and distribution facilities in Canada and Hong Kong, and sales representatives in Japan, Hong Kong, Singapore, Korea and South Africa. The Company has sought increasingly, over the past several years, to expand its export business and international operations in the fabrics segment, both to accommodate the demand of principal OEM customers that are expanding their businesses overseas, and to facilitate additional coordinated marketing to multinational customers of the Company's carpet business as part of the Company's "total interior solutions" approach.

    MANUFACTURING

     The Company's fabrics manufacturing facilities are located in Maine, Massachusetts, Michigan, North Carolina and West Yorkshire, England. The production of synthetic and wool blended fabrics is relatively complex and requires many steps. Raw fiber is placed in pressurized vats, and dyes are then forced into the fiber. Particular attention is devoted to the dyeing process, which requires a high degree of expertise in order to achieve color consistency. Following dyeing, the fiber is blended and proceeds through multiple steps, including carding, spinning, cone winding, twisting, dressing, weaving and finishing. All raw materials used by the Company are readily available from a number of sources. The Interior Fabrics Group has recently begun using 100% recycled fiber manufactured from PET soda bottles in its manufacturing process.

     In response to a shift in the Interior Fabrics Group's traditional panel fabric market toward lighter weight, less expensive products, the Company implemented a major capital investment program in 1994 which included the construction of a new facility and the acquisition of equipment to enhance the efficiency and breadth of the Interior Fabrics Group's yarn manufacturing processes. The program is designed to improve the Interior Fabrics Group's cost effectiveness in producing such lighter weight fabrics, reduce manufacturing cycle time, and enable the Interior Fabrics Group to reinforce its product leadership position with its OEM customers. The Interior Fabrics
Group already has begun to achieve cost savings as a result of this program. The acquisition of Intek in December 1995 provided the Company with immediate and significant capabilities in the efficient production of lighter weight, less expensive panel fabrics and the acquisition of Camborne provided a European-based manufacturing facility and much needed expertise in the production of wool fabrics. The Company believes that it has recently been successful in designing fabrics that have simplified the manufacturing process, thereby reducing complexity while improving efficiency and quality. Through the use of existing raw materials, new fabrics are being manufactured using the mass customization production strategy. By employing the capabilities that are now available with the Company's new manufacturing facility, the Company anticipates that its ability to apply the mass customization production strategy to the manufacture of fabrics will be expanded.
See "Business Strategy and Principal Initiatives", above.

     The Company offers textile processing services through the Interior Fabrics Group's Component Technologies division in Grand Rapids, Michigan. Such services include the lamination of fabrics onto substrates for pre-formed office furniture system panels, facilitating easier and more cost effective assembly of the system components by the Interior Fabrics Group's OEM customers.

    COMPETITION

     The Company competes in the interior fabrics market on the basis of product design, quality, reliability, price and service. By electing to concentrate on the open plan office furniture systems segment, the Interior Fabrics Group has been able to specialize its manufacturing capabilities, product offerings and service functions, resulting in a leading market position. Through Interface Interior Fabrics, Inc. (formerly Guilford of Maine, Inc.), Toltec, Camborne and Intek, the Company is the largest U.S. manufacturer of panel fabric for use in open plan office furniture systems.

     Drawing upon its dominant position in the panel fabric segment and through its strategic acquisitions, the Company has been successfully diversifying its product offerings for the commercial interiors market to include a variety of non-panel fabrics, including upholstery, cubicle curtains, wallcoverings, ceiling fabrics and window treatments. The competition in these segments of the market is highly fragmented and includes both large, diversified textile companies, several of which have greater financial resources than the Company, as well as smaller, non-integrated specialty manufacturers. However, the Company's capabilities and strong brand names in these segments should enable it to continue to compete successfully.

    SPECIALTY PRODUCTS

     The Interface Specialty Products Group is composed of:
Rockland React-Rite, which develops, manufactures and markets specialty chemical products and which includes the Company's
INTERSEPT antimicrobial sales and licensing program; Pandel, which produces vinyl carpet tile backing and specialty mat and foam products; and Interface Architectural Resources, which produces and markets raised/access flooring systems.

     One of the Company's leading chemical products, in terms of applicability for the commercial and institutional interiors market, is its proprietary antimicrobial chemical compound, sold under the registered trademark INTERSEPT. The Company uses Intersept in many of its carpet products and has licensed Intersept to other companies for use in a number of products that are noncompetitive with the Company's products, such as paint, vinyl wallcoverings, ceiling tiles and air filters.

     The Company also manufactures a line of adhesives for carpet installation, as well as a line of carpet cleaning and maintenance chemicals, which it markets as part of its IMAGE maintenance system. In addition, the Company produces and markets PROTEKT(2)(TM), a proprietary soil and stain retardant treatment; water-proof sheathing for the fiber optic cable industry and other applications; accelerators, used to speed the curing process for rubber used in tires, hoses and other products; and FATIGUE FIGHTER(R), an impact-absorbing modular flooring system typically used where people stand for extended periods.

     The Company manufactures cable management raised/access flooring systems, a specialty product which it markets through Interface Architectural Resources. The initial product offering, marketed under the name INTERCELL(R), is a low-profile (total height of less than three inches) cable management flooring system, particularly well suited for use in the renovation of existing buildings. In 1995, the Company acquired the rights to the INTERSTITIAL SYSTEMS(TM) access flooring product, a patented, multiple plenum system that serves to separate pressurized, climate-controlled air flow from the electrical and telecommunications cables included within the same access flooring system. In February 1996, the Company acquired C-Tec, Inc., the second largest manufacturer of raised/access flooring systems in the United States. Interface Architectural Resources markets the successful C-TEC line of products (TEC-COR and TEC-CRETE), which combine the tensile strength of steel and the compressive strength of concrete to create a durable, uniform and sound-absorbent panel which comes in a variety of surfaces.

     In September 1997, Interface Architectural Resources and Herman Miller, Inc. announced their intent to form a joint venture company to produce integrated work environment solutions for commercial environments. Herman Miller is a globally recognized leader in the design and manufacture of innovative office furniture systems for a wide range of commercial and health care environments. The Company believes that the joint venture, which is subject to the negotiation and execution of a definitive agreement, will effectively combine Herman Miller's expertise in flexible office furniture systems with the Company's command of architectural flooring products. Interface Architectural Resources and Herman Miller have begun to develop the joint venture's initial product concept.

  INTERFACE RESEARCH CORPORATION

     Interface Research Corporation provides technical support and research and development for the entire family of Interface companies. Recent developments by Interface Research include a new polycarbite polymer carpet tile backing, which has demonstrated excellent performance in field tests conducted to date. The new backing material has also proved to be useful as an improved and lower cost precoat for broadloom applications. Interface Research Corporation also provides significant support to the Company's ECOSENSE initiative, primarily through its efforts in identifying recyclable products and raw materials and procedures to achieve, ultimately, closed-loop recycling of the Company's carpet products. A major technical effort has been launched to define optimum recycling processes for the Company's carpet and fabric products. See "Environmental Initiatives".

  PRODUCT DESIGN, RESEARCH AND DEVELOPMENT

     The Company maintains an active research, development and design staff of approximately 100 persons, and also draws on the research and development efforts of its suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials.

     Innovation and increased customization in product design and styling are the principal focus of the Company's product development efforts. The Company's carpet design and development team is recognized as the industry leader in carpet design and product engineering for the commercial and institutional markets. Under the leadership of David Oakey since January 1994 (pursuant to the Company's exclusive consulting contract with Oakey Designs), the Company has introduced over 130 new carpet designs during the last four years and has enjoyed considerable success in winning U.S. carpet industry awards bestowed by the IIDA. In addition, PRINCE STREET and BENTLEY MILLS were rated the number one and two brands, respectively, for carpet design in the U.S., according to a 1997 survey by the FLOOR FOCUS industry publication.

     Mr. Oakey was also instrumental in the Company's implementation of a new product development concept--"simple inputs, pretty outputs"--resulting in the ability to efficiently produce many products from a single yarn system. The Company's mass customization production approach evolved, in major part, from this concept. In addition to increasing the number and variety of product designs (which enables the Company to increase high margin custom sales), the mass customization approach increases inventory turns and reduces inventory levels (for both raw materials and standard products) and its related costs because of the Company's more rapid and flexible production capabilities.

     Oakey Designs' services have been extended to the Company's international carpet tile operations and its domestic and international broadloom companies. An affiliate of Oakey Designs has been engaged to provide similar design services to the Company's interior fabrics business. The Company expects increased levels of innovation in product design and development for those divisions to be achieved in the future.


  ENVIRONMENTAL INITIATIVES

     An important initiative of the Company over the past several years has been the development of the Envirosense Consortium, an organization of companies concerned with addressing workplace environmental issues, particularly poor indoor air quality. The Consortium now totals 14 member organizations, including interior products manufacturers (a number of which are licensees of the Company's Intersept antimicrobial agent), professional service organizations and design professionals.

     In the latter part of 1994, the Company commenced a new industrial ecology initiative called ECOSENSE, inspired in major part by the interest of important customers concerned about the environmental implications of how they and their suppliers do business. ECOSENSE is directed towards the elimination of energy and raw materials waste in the Company's businesses, and, on a broader and more long-term scale, the practical reclamation--and ultimate restoration--of shared environmental resources. The initiative involves a commitment by the Company (i) to learn to meet its raw material and energy needs through recycling of carpet and other petrochemical products and harnessing benign energy sources, and (ii) to pursue the creation of new processes to help sustain the earth's non-renewable natural resources. The ECOSENSE initiative includes the Company's war-on-waste, pursuant to which the Company realized an aggregate of $50 million in savings from 1995 to 1997. See "Business Strategy and Principal Initiatives--Ecological Sustainability through War-on-Waste and EcoSense Programs".

     The Company has engaged some of the world's leading authorities on global ecology as environmental consultants. The current list of consultants includes: Paul Hawken, author of THE ECOLOGY OF COMMERCE, THE NEXT ECONOMY, and Chairman of The Natural Step, U.S.A.; Bill McDonough, Dean of Architecture, University of Virginia; Amory Lovins, energy consultant, director of Rocky Mountain Institute; Daniel Quinn, author of ISHMAEL, PROVIDENCE, and THE STORY OF B; John Picard, President of E2, American environmental consultant; David Brower, former executive director of the Sierra Club, and founder of The Earth Island Institute; Jonathan Porritt, director of Forum for the Future; Bernadette Cozart, founder of the Greening of Harlem Coalition; and Bill Browning, the director of the Rocky Mountain Institute's Green Development Services.

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

  BACKLOG

     The Company's backlog of unshipped orders was approximately $153.4 million at February 22, 1998, compared to approximately $123.2 million at February 23, 1997. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at February 22, 1998 is expected to be shipped during the succeeding six to nine months.

  PATENTS AND TRADEMARKS

     The Company owns numerous patents in the United States and abroad on its modular carpet and manufacturing processes and on the use of its INTERSEPT antimicrobial chemical agent in various products. The duration of United States patents is between 14 and 20 years from the date of filing of a patent application or issuance of the patent; the duration of patents issued in other countries varies from country to country. The Company considers its know-how and technology more important to its current business than patents, and, accordingly, believes that expiration of existing patents or nonissuance of patents under pending applications would not have a material adverse effect on its operations. However, the Company maintains an active patent and trade secret program in order to protect its proprietary technology, know-how and trade secrets.

     The Company also owns numerous trademarks in the United States and abroad. In addition to the United States, the primary countries in which the Company has registered its trademarks are the United Kingdom, Germany, Italy, France, Canada, Australia, and Japan. Some of the more prominent registered trademarks of the Company include: INTERFACE, HEUGA, INTERSEPT, GLASBAC, GUILFORD OF MAINE, BENTLEY and PRINCE STREET TECHNOLOGIES. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

  FINANCIAL INFORMATION BY GEOGRAPHIC AREAS

     The Notes to the Company's Consolidated Financial Statements sets forth information concerning the Company's sales, income and assets by geographic areas. See Item 8.

  EMPLOYEES

     At February 28, 1998, the Company employed a total of approximately 7,300 employees worldwide. Of such employees, approximately 2,000 are clerical, sales, supervisory and management personnel and the balance are manufacturing personnel.

     The Company's Facilities Resource Group subsidiary and six of the commercial flooring dealers recently acquired by the Company have employee groups that are represented by unions. In addition, certain of the Company's production employees in Australia and the United Kingdom are represented by unions. As required by the laws of the Netherlands, a Works Council, the members of which are Company employees, is required to be consulted by management with respect to certain matters relating to the Company's operations in that country, such as a change in control of Interface Europe B.V. (the Company's modular carpet subsidiary based in the Netherlands), and the approval of such Council is required for certain actions, including changes in compensation scales or employee benefits. Management believes that its relations with the Works Council, the unions and all of its employees are good.

  SECURITIES LITIGATION REFORM ACT

     This Form 10-K and other statements issued or made from time to time by the Company or its representatives contain statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement for Forward-Looking Statements included as
Exhibit 99.1 to this Form 10-K, and are hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.


  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages as of March 15, 1998, and principal positions with the Company are as follows. Executive officers serve at the pleasure of the Board of Directors.

          Name                   Age              Principal Position(s)
          ----                   ---              ---------------------
                                          <d>
     Ray C. Anderson              63      Chairman of the Board and Chief Executive Officer
     Charles R. Eitel             48      President and Chief
                                            Operating Officer
     Michael D. Bertolucci        57      Senior Vice President
     Brian L. DeMoura             52      Senior Vice President
     Daniel T. Hendrix            43      Senior Vice President - Finance, Chief Financial Officer and
                                            Treasurer
     Don E. Russell               60      Senior Vice President
     John H. Walker               53      Senior Vice President
     Gordon D. Whitener           35      Senior Vice President
     Raymond S. Willoch           39      Senior Vice President, General Counsel and Secretary
     Alan S. Kabus                40      Vice President
     John R. Wells                36      Vice President
     Jeffrey A. Goldberg          56      Vice President
     Joyce D. LaValle             53      Vice President

     Mr. Anderson founded the Company in 1973, and has served as the Company's Chairman and Chief Executive Officer since its founding. Mr. Anderson was appointed by President Clinton to the President's Council on Sustainable Development in 1996 and currently serves as Co-Chair. Mr. Anderson is a member of the Board of Directors of NationsBank Corporation. He also serves on the Boards of numerous nonprofit organizations.

     Mr. Eitel joined the Company in November 1993 as President of Interface Flooring Systems, Inc. ("IFS", the Company's principal U.S. modular carpet subsidiary) and Interface Americas, Inc. (a wholly-owned U.S. holding company), with responsibility for the Company's modular carpet operations throughout the Americas. In October 1994, Mr. Eitel was promoted to Executive Vice President of the Company and President and Chief Executive Officer of the Floorcoverings Group, thereby assuming overall responsibility for the Company's worldwide carpet business. In February 1997, Mr. Eitel was promoted to President and Chief Operating Officer of the Company. From July 1987 until joining the Company, Mr. Eitel served as President of the Floorcoverings Division (based in Dalton, Georgia) of Collins & Aikman Corporation, a diversified textile producer headquartered in North Carolina. Mr. Eitel also serves as a director of Weeks Corporation, an industrial real estate company based in Atlanta and Ladd Furniture, Inc., a North Carolina-based furniture manufacturer.

     Mr. Bertolucci joined the Company in April 1996 as President of Interface Research Corporation and Senior Vice President of the Company. From October 1989 until joining the Company, he was Vice President of Technology for Highland Industries, an industrial fabric company located in Greensboro, North Carolina.

     Mr. DeMoura joined the Company in March 1994 as President and Chief Executive Officer of Guilford of Maine, Inc. (now
Interface Interior Fabrics) and Senior Vice President of the Company. He is currently responsible for the entire Interior Fabrics Group, which includes Interface Interior Fabrics, Toltec, Intek, and
Camborne.  From August 1990 until joining the Company,

Mr. DeMoura served as President and CEO of Fashion Fabrics of
America, Inc., an Orangeburg, South Carolina based producer of fabrics for the upscale men's and women's apparel markets.

     Mr. Hendrix, who previously was with a national accounting firm, joined the Company in 1983. He was promoted to Treasurer of the Company in 1984, Chief Financial Officer in 1985, Vice President Finance in 1986, and Senior Vice President Finance in October 1995.

     Mr. Russell has served in various executive capacities since 1973. He became a Senior Vice President in 1986. From September 1995 until April 1997, Mr. Russell served as President and Chief Executive Officer of the Company's Specialty Products Group, composed of the Company's chemical and specialty surfaces subsidiaries (Rockland and Pandel), INTERSEPT antimicrobial sales and licensing program, and Interface Architectural Resources business unit. Mr. Russell served as President and CEO of Interface Europe, Inc. (the Company's U.S. holding company for its subsidiaries in Europe) and Interface Europe B.V. from 1991 until August 1995. Mr. Russell intends to retire in April 1998.

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

     Mr. Whitener joined the Company in November 1993 as Senior
Vice President - Sales & Marketing of IFS. In October 1994, he became a Senior Vice President of the Company and President and Chief Executive Officer of IFS and Interface Americas, assuming responsibility for both the Company's modular carpet operations in North America, and Prince Street, the Company's commercial broadloom carpet operation based in Cartersville, Georgia.
Mr. Whitener also assumed corporate responsibility for Bentley
Mills in July 1995 and the Specialty Products Group in April 1997. He is thus responsible for all of the Company's operations in the Americas, except the Interior Fabrics Group. From April 1988 until joining the Company, Mr. Whitener served in various sales management capacities with Collins & Aikman (Floorcoverings Division), including Vice President Marketing. Mr. Whitener also serves as a director of The Carpet & Rug Institute, a national trade association headquartered in Dalton, Georgia, representing the carpet and rug industry, and Aviation Group, Inc., a Texas-based provider of products and services to airline companies and other aviation firms.

     Mr. Willoch, who previously practiced with an Atlanta law firm, joined the Company in June 1990 as Corporate Counsel. He was promoted to Assistant Secretary in 1991, Assistant Vice President in 1993, Vice President in January 1996, and Secretary and General Counsel in August 1996. In February 1998, Mr. Willoch was promoted to Senior Vice President.

     Mr. Kabus joined the Company in 1993 as a result of the Company's acquisition of Bentley Mills, which he had joined as a salesman in 1984. At the time of the acquisition, Mr. Kabus was serving as Regional Sales Manager-Northeast Region of Bentley Mills. He was promoted to Vice President of the Company in July 1995. From July 1995 until February 1998, Mr. Kabus served as President and Chief Executive Officer of Bentley Mills. In March 1998, Mr. Kabus assumed responsibility for the Company's Re:Source Americas dealer network and its other service companies.

     Mr. Wells joined the Company in February 1994 as Vice President-Sales of IFS and was promoted to Senior Vice President-Sales and Marketing of IFS in October 1994. He was promoted to Vice President of the Company and President and Chief Executive Officer of IFS in July 1995. In March 1998, Mr. Wells was also named President and CEO of both Prince Street and Bentley Mills, making him President and CEO of all three of the Company's U.S. carpet mills. Prior to joining the Company, Mr. Wells worked with the commercial division of Shaw Industries for 13 years, where he was a key member of the management team that started the NETWORX Modular Carpet Division of that company and where he also held various sales management responsibilities for the Shaw Commercial and Stratton Commercial Divisions.

     Mr. Goldberg joined the Company as Senior Vice President-Finance of IFS in March 1994. He became Senior Vice President-Finance of Interface Americas Services, Inc. (the holding company for the Company's Re:Source Americas dealer network and its other service companies) in September 1994. He became a Vice President of the Company in April 1997. From November 1996 until March 1998, he served as President and Chief Executive Officer of Interface Americas Services. In March 1998, Mr. Goldberg was named Senior Vice President and Chief Strategic Officer of Interface Americas.
Prior to joining the Company, Mr. Goldberg served as Vice President-Finance & Administration for Collins & Aikman (Floorcovering Division).

     Ms. LaValle joined the Company as Regional Vice President of
IFS in February 1993. She became Senior Vice President-Sales & Marketing of Prince Street in July 1995. She became a Vice President of the Company in April 1997. From November 1995 until March 1998, she served as President and Chief Executive Officer of Prince Street. In March 1998, Ms. LaValle was named Senior Vice President and Chief Innovations Officer of Interface Americas.

  ITEM 2.   PROPERTIES

  PROPERTIES

     The Company maintains its corporate headquarters in Atlanta, Georgia in approximately 16,697 square feet of leased space. The following table lists the Company's principal manufacturing facilities, all of which are owned by the Company except as otherwise noted:

  Location                                                       Primary Products                    Floor Space (Sq.Ft.)
  --------                                                       ----------------                    --------------------
  Athens, Tennessee<F1> ......................................... Modular carpet                              71,577
  Bangkok, Thailand<F2> ......................................... Modular carpet                              66,072
  Craigavon, N. Ireland ......................................... Modular carpet                             125,060
  Heckmondwike, England ......................................... Modular carpet                              90,000
  LaGrange, Georgia ............................................. Modular carpet                             326,666
  Ontario (Belleville), Canada .................................. Modular carpet                              77,000
  Picton, Australia ............................................. Modular carpet                              89,560
  Scherpenzeel, the Netherlands.................................. Modular carpet; Specialty products         292,142
  Shanghai, China<F2><F3>........................................ Modular carpet                             106,962
  Shelf, England ................................................ Modular carpet                             223,342
  West Point, Georgia ........................................... Modular carpet                             161,000
  Cartersville, Georgia ......................................... Broadloom carpet                           210,000
  Cartersville, Georgia ......................................... Broadloom carpet                            45,000
  City of Industry, California<F1>............................... Broadloom carpet                           539,641
  Genemuiden, the Netherlands<F4>................................ Broadloom carpet                            36,788
  West Yorkshire, England ....................................... Broadloom carpet                           674,666
  Aberdeen, North Carolina ...................................... Interior fabrics                            88,000
  Dudley, Massachusetts ......................................... Interior fabrics                           300,000
  East Douglas, Massachusetts.................................... Interior fabrics                           301,772
  Grand Rapids, Michigan(<F1>.................................... Interior fabrics                            55,800
  Greensboro, North Carolina<F1>................................. Interior fabrics                            63,700
  Guilford, Maine ............................................... Interior fabrics                           396,690
  Guilford, Maine ............................................... Interior fabrics                            96,200
  Lancashire, England<F1>........................................ Interior fabrics                            54,000
  Newport, Maine ................................................ Interior fabrics                           208,932
  West Yorkshire, England ....................................... Interior fabrics                           135,000
  Cartersville, Georgia<F1>...................................... Specialty products                         124,500
  Grand Rapids, Michigan<F1>..................................... Access flooring                            120,000
  Rockmart, Georgia ............................................. Chemicals                                   37,500
  ______________________________________

<F1>  Leased.
<F2>  Owned by a joint venture in which the Company has a 70%
      interest.
<F3>  Expected to be operational in April 1998.
<F4>  Owned by a joint venture in which the Company has a 40%
      interest.

     The Company maintains marketing offices in approximately 95 locations in 39 countries and distribution facilities in approximately 40 locations in six countries. Most of the marketing locations and many of the distribution facilities are leased.

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

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS


     The information concerning the market prices for the Company's Class A Common Stock and dividends on the Company's Common Stock included in the Notes to the Company's Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference. As of March 9, 1998, the Company had 425 holders of record of its Class A Common Stock and 46 holders of record of its Class B Common Stock. Management believes that there are in excess of 5,000 beneficial holders of the Class A Common Stock.

     During fiscal 1997, the Company issued an aggregate of 385,390 shares of its Common Stock that were not registered under the Securities Act of 1933 ("Securities Act"). The shares, in combination with cash, were issued as consideration in the acquisitions of Camborne Holdings, Ltd., Facilities Resource Group, Inc., Floormart, Inc. and Canaan Corporation, and were issued to an aggregate of six individuals and entities. The sales of the foregoing shares are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.


ITEM 6.  SELECTED FINANCIAL DATA


     Selected Financial Information included in the Company's
1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual
Report to Shareholders is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

     Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and the Report of
Independent Certified Public Accountants included in the
Company's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the caption "Nomination and Election of Directors" in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1997 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

     The information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1997 fiscal year, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION


     The information contained under the caption "Executive Compensation and Related Items" in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1997 fiscal year, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information contained under the caption "Principal Shareholders and Management Stock Ownership" in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1997 fiscal year, is incorporated herein by reference.

     For purposes of determining the aggregate market value of the Company's voting and non-voting stock held by non-affiliates, shares held of record by directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as that term is defined under federal securities laws.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the captions "Compensation Committee Interlocks and Insider Participation" (second paragraph only) and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1997 fiscal year, is incorporated herein by reference.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  (a)   1.     FINANCIAL STATEMENTS

     The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants contained in the
Company's 1997 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Report:

     Consolidated Balance Sheets - December 28, 1997 and December 29, 1996 Consolidated Statements of Income - years ended December 28,
          1997, December 29, 1996 and December 31, 1995
     Consolidated Statements of Cash Flows - years ended December 28,
          1997, December 29, 1996 and December 31, 1995
     Notes to Consolidated Financial Statements
     Report of Independent Certified Public Accountants

        2.     FINANCIAL STATEMENT SCHEDULE

        The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are included as part of this Report (see page 21):

        Report of Independent Certified Public Accountants
        Schedule II -- Valuation and Qualifying Accounts and Reserves

     3. EXHIBITS

        The following exhibits are included as part of this
Report:

       Exhibit
       Number                       Description of Exhibit
       -------                      ----------------------

         3.1 Composite Articles of Incorporation (included as Exhibit 4.1 to the Company's current report on Form 8-K dated March 4, 1998, previously filed with the Commission and incorporated herein by reference).

         3.2 Bylaws, as amended (included as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended April 1, 1990, previously filed with the Commission and incorporated herein by reference).

         4.1 See Exhibits 3.1 and 3.2 for provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of Common Stock of the Company.

         4.2 Indenture governing the Company's 9.5% Senior Subordinated Notes due 2005, dated as of November 15, 1995, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank of Georgia, as Trustee (the "Indenture") (included as
                Exhibit 4.1 to the Company's registration statement on Form S-4, File No. 33-65201, previously filed with the Commission and incorporated herein by reference); and Supplement No. 1 to Indenture, dated as of December 27, 1996 (included as Exhibit 4.2(b) to the Company's Annual Report on Form 10-K, previously filed with the Commission and incorporated herein by reference.).

         4.3    Form of Exchange Note (included as part of Exhibit 4.2).

         10.1   Salary Continuation Plan, dated May 7, 1982 (included as
                Exhibit 10.20 to the Company's registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

         10.2   Form of Salary Continuation Agreement (included as
                Exhibit 10.1 to the Company's quarterly report on Form 10-Q/A for the quarter ended March 30, 1997, previously filed with the Commission and incorporated herein by reference).*

         10.3   Interface, Inc. Omnibus Stock Incentive Plan (included as
                Exhibit 10.6 to the Company's annual report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).*

         10.4   Interface, Inc. Nonqualified Savings Plan (included as
                Exhibit 4 to the Company's registration statement on Form S-8, file no. 333-38677, previously filed with the Commission and incorporated herein by reference).*

         10.5 Second Amended and Restated Credit Agreement, dated as of June 25, 1997, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, SunTrust Bank, Atlanta and The First National Bank of Chicago (included as Exhibit 10.27 to the Company's quarterly report on Form 10-Q for the quarter ended
                June 29, 1997 (the "1997 Second Quarter 10-Q"), previously filed with the Commission and incorporated herein by reference); and First Amendment thereto dated December 2, 1997.

         10.6 Term Loan Agreement, dated as of June 25, 1997, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, SunTrust Bank, Atlanta and The First National Bank of Chicago (included as Exhibit
                10.28 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and First Amendment thereto dated
                December 2, 1997.

         10.7 Voting Agreement, dated April 13, 1993, among certain shareholders of the Company (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 4, 1993, previously filed with the Commission and incorporated herein by reference).

         10.8 Employment Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.1 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.9 Change in Control Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.2 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.10 Employment Agreement of Charles R. Eitel dated April 1, 1997 (included as Exhibit 10.3 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.11 Change in Control Agreement of Charles R. Eitel dated April 1, 1997 (included as Exhibit 10.4 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.12 Employment Agreement of Brian L. DeMoura dated April 1, 1997 (included as Exhibit 10.5 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.13 Change in Control Agreement of Brian L. DeMoura dated April 1, 1997 (included as Exhibit 10.6 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.14 Employment Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.7 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.15 Change in Control Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.8 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.16 Employment Agreement of Gordon D. Whitener dated April 1, 1997 (included as Exhibit 10.9 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.17 Change in Control Agreement of Gordon D. Whitener dated April 1, 1997 (included as Exhibit 10.10 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.18 Employment Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.11 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.19 Change in Control Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.12 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.20 Employment Agreement of Jeffrey A. Goldberg dated April 1, 1997 (included as Exhibit 10.13 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.21 Change of Control Agreement of Jeffrey A. Goldberg dated April 1, 1997 (included as Exhibit 10.14 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.22 Employment Agreement of Alan S. Kabus dated April 1, 1997 (included as Exhibit 10.15 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.23  Change in Control Agreement of Alan S. Kabus dated
                April 1, 1997 (included as Exhibit 10.16 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.24 Employment Agreement of Joyce D. LaValle dated April 1, 1997 (included as Exhibit 10.17 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.25 Change of Control Agreement of Joyce D. LaValle dated April 1, 1997 (included as Exhibit 10.18 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.26 Employment Agreement of John H. Walker dated April 1, 1997 (included as Exhibit 10.19 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.27  Change in Control Agreement of John H. Walker dated
                April 1, 1997 (included as Exhibit 10.20 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.28 Employment Agreement of John L. Partridge dated April 1, 1997 (included as Exhibit 10.21 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.29 Change in Control Agreement of John L. Partridge dated April 1, 1997 (included as Exhibit 10.22 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.30 Employment Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.23 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.31  Change in Control Agreement of John R. Wells dated
                April 1, 1997 (included as Exhibit 10.24 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.32  Employment Agreement of Michael D. Bertolucci dated
                April 1, 1997 (included as Exhibit 10.25 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.33 Change in Control Agreement of Michael D. Bertolucci dated April 1, 1997 (included as Exhibit 10.26 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

         10.34 Receivables Sale Agreement, dated as of August 4, 1995, among Interface Securitization Corporation, Interface, Inc., Special Purpose Accounts Receivable Cooperative Corporation and Canadian Imperial Bank of Commerce (included as Exhibit 10.26 to the 1995 10-K, previously filed with the Commission and incorporated herein by reference) and Amendment thereto dated as of December 27, 1996 (included as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).

         10.35 Receivables Sale Agreement, dated as of December 27, 1996, among Interface Securitization Corporation, Interface, Inc., certain financial institutions (as bank purchasers), and Canadian Imperial Bank of Commerce (as administrative agent) (included as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).

         11     Computation of Earnings Per Share

         13 Certain information contained in the Company's Annual Report to Shareholders for the fiscal year ended
                December 28, 1997, which is expressly incorporated into this Report by direct reference thereto.

         21     Subsidiaries of the Company.

         23     Consent of BDO Seidman, LLP.

         27.1   Financial Data Schedule.

         27.2 Restated Financial Data Schedule (years ended Dec. 31, 1995 and Dec. 29, 1996).

         27.3   Restated Financial Data Schedule (quarters ended
                March 31, 1996, June 30, 1996 and Sept. 29, 1996).

         27.4   Restated Financial Data Schedule (quarters ended
                March 30, 1997, June 29, 1997 and Sept. 28, 1997).

         99.1   Safe Harbor Compliance Statement for Forward-Looking
                Statements.
_______________________

   * Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  Interface, Inc.
  Atlanta, Georgia

       The audits referred to in our Report dated February 17, 1998 relating to the Consolidated Financial Statements of Interface, Inc. and subsidiaries, incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Shareholders for the fiscal year ended December 28, 1997, included the audit of Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement
Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial
Statement Schedule.

       In our opinion, such Schedule presents fairly, in all material respects, the information set forth therein.



                                  BDO SEIDMAN, LLP

Atlanta, Georgia
February 17, 1998

                 INTERFACE, INC. AND SUBSIDIARIES
  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

_______________________________________________________________________________________________________________________________
                Column A                         Column B       Column C                       Column D    Column E
_______________________________________________________________________________________________________________________________
                                                    Balance at    Charged to       Charged to    Deductions    Balance at
                                                     beginning    costs and           other      (describe)      end of
                                                      of year     expenses<F1><F2>   accounts       <F3>          year
_______________________________________________________________________________________________________________________________
                                                                   (in thousands)
Allowance for doubtful accounts:
    Year ended:

        December 28, 1997 ............................$7,349     $2,032              $  --         $2,030        $7,351
        December 29, 1996 ............................$5,870     $3,529              $  --         $2,050        $7,349
        December 31, 1995 ............................$6,501     $2,448              $  --         $3,079        $5,870

-----------------------

<F1> Includes changes in foreign currency exchange rates.
<F2> Includes allowance of $1,034 at acquisition date for Renovisions, C-
     Tec and certain of the dealers in the Re:Source Americas network during 1996 and $793 at acquisition date for Camborne, Carpet Solutions and certain of the dealers in the Re:Source Americas Network during 1997.
<F3> Write off bad debt.

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



                              INTERFACE, INC.




                              By:  /s/ Ray C. Anderson
                                       Ray C. Anderson
                                       Chairman of the Board
                                       and Chief Executive Officer
Date:   March 25, 1998


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

            Signature                                         Capacity                                   Date
            ---------                                         --------                                   ----

   /s/ Ray C. Anderson                    Chairman of the Boardand Chief Executive Officer            March 25, 1998
       Ray C. Anderson                    (Principal Executive Officer)

   /s/ Daniel T. Hendrix                  Senior Vice President, Chief Financial Officer,             March 25, 1998
       Daniel T. Hendrix                  Treasurer and Director (Principal Financial and
                                          Accounting Officer)

   /s/ Brian L. DeMoura                   Director                                                    March 25, 1998
       Brian L. DeMoura


   /s/ Charles R. Eitel                   Director                                                    March 25, 1998
      Charles R. Eitel


   /s/ Donald E. Russell                  Director                                                    March 25, 1998
       Donald E. Russell


   /s/ John H. Walker                     Director                                                    March 25, 1998
       John H. Walker

   /s/ Gordon D. Whitener                 Director                                                    March 25, 1998
       Gordon D. Whitener


   /s/ Dianne Dillon-Ridgley              Director                                                    March 25, 1998
       Dianne Dillon-Ridgley


  /s/  Carl I. Gable                      Director                                                    March 25, 1998
       Carl I. Gable


  /s/  June M. Henton                     Director                                                    March 25, 1998
       June M. Henton


  /s/  J. Smith Lanier, II                Director                                                    March 25, 1998
       J. Smith Lanier, II


 ___________________________              Director
       Leonard G. Saulter


  /s/ Clarinus C.Th. van Andel            Director                                                    March 25, 1998
      Clarinus C.Th. van Andel
/TABLE

                   Exhibit Index





  Exhibit
  Number                             Description of Exhibit
  -------                            ----------------------

   10.5 First Amendment to Second Amended and Restated Credit Agreement dated December 2, 1997.

   10.6         First Amendment to Term Loan Agreement dated December 2,
                1997.

   11           Computation of Earnings Per Share

   13 Certain information contained in the Company's Annual Report to Shareholders for the fiscal year ended
                December 28, 1997, which is expressly incorporated into this Report by direct reference thereto.

   21           Subsidiaries of the Company.

   23           Consent of BDO Seidman, LLP.

   27.1         Financial Data Schedule.

   27.2 Restated Financial Data Schedule (years ended Dec. 31, 1995 and Dec. 29, 1996).

   27.3 Restated Financial Data Schedule (quarters ended March 31, 1996, June 30, 1996 and Sept. 29, 1996).

   27.4 Restated Financial Data Schedule (quarters ended March 30, 1997, June 29, 1997 and Sept. 28, 1997).

   99.1         Safe Harbor Compliance Statement for Forward-Looking
                Statements.