Form 10-Q
period 1998-04-05
INTERFACE INC
filed 1998-05-19
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 5, 1998

                      Commission File Number 0-12016
                      ------------------------------

                             INTERFACE, INC.
         -------------------------------------------------------
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

Shares outstanding of each of the registrant's classes of common stock at May 11, 1998:

                 Class                           Number of Shares
                 -----                           ----------------
Class A Common Stock, $.10 par value per share       23,262,196
Class B Common Stock, $.10 par value per share        2,840,440

                         INTERFACE, INC.

                              INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION


         Item 1. Financial Statements                                       3

         Balance Sheets - April 5, 1998 and December 28, 1997               3

         Statements of Income - Three Months Ended                          4
         April 5, 1998 and March 30, 1997

         Statements of Comprehensive Income - Three Months Ended            4
         April 5, 1998 and March 30, 1997

         Statements of Cash Flows - Three Months                            5
         Ended April 5, 1998 and March 30, 1997

         Notes to Financial Statements                                      6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              13

PART II.   OTHER INFORMATION

         Item 1.   Legal Proceedings                                       13
         Item 2.   Changes in Securities and Use of Proceeds               13
         Item 3.   Defaults Upon Senior Securities                         13
         Item 4.   Submission of Matters to a Vote of Security
                   Holders                                                 14
         Item 5.   Other Information                                       14
         Item 6.   Exhibits and Reports on Form 8-K                        14
                                     ____________________________________

THIS FORM 10-Q CONTAINS STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES\ LITIGATION REFORM ACT OF 1995. ANY SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THE RISKS AND UNCERTAINTIES DISCUSSED IN THE
SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997, WHICH DISCUSSION IS INCORPORATED HEREIN BY THIS REFERENCE.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                INTERFACE, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (UNAUDITED)
                                     (IN THOUSANDS)

ASSETS                                                                        APRIL 5,            DECEMBER 28,
------                                                                         1998                  1997
                                                                            ---------             ------------
CURRENT ASSETS:
   Cash and Cash Equivalents                                               $    9,352              $  10,212
   Accounts Receivable                                                        184,719                177,977
   Inventories                                                                191,646                157,630
   Deferred Tax Asset                                                           5,176                  5,156
   Prepaid Expenses                                                            29,885                 24,265
                                                                            ---------              ---------
     TOTAL CURRENT ASSETS                                                     420,778                375,240
PROPERTY AND EQUIPMENT, less
   accumulated depreciation                                                   239,912                228,781
EXCESS OF COST OVER NET ASSETS ACQUIRED                                       288,425                278,597
OTHER ASSETS                                                                   53,114                 46,945
                                                                           ----------               --------
                                                                           $1,002,229               $929,563
                                                                           ==========               ========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
-------------------------------------------

 CURRENT LIABILITIES:
   Notes Payable                                                           $   19,922              $  22,264
   Accounts Payable                                                            84,553                 79,279
   Accrued Expenses                                                            82,877                 87,543
   Current Maturities of Long-Term Debt                                         2,950                  2,751
                                                                            ---------              ---------
     TOTAL CURRENT LIABILITIES                                                190,302                191,837

LONG-TERM DEBT, less current maturities                                       261,261                264,499
SENIOR SUBORDINATED NOTES                                                     125,000                125,000
DEFERRED INCOME TAXES                                                          31,391                 28,873
                                                                            ---------              ---------
     TOTAL LIABILITIES                                                        607,954                610,209
                                                                            ---------              ---------

Minority Interest                                                               2,989                  2,989
   Common Stock                                                                 2,961                  2,776
   Additional Paid-In Capital                                                 233,395                161,584
   Retained Earnings                                                          206,369                197,906
   Accumulated Other Comprehensive Income - Foreign Currency
     Translation                                                              (33,693)               (28,155)
   Treasury Stock, 3,600
     Class A Shares, at Cost                                                  (17,746)               (17,746)
                                                                            ---------              ---------
                                                                           $1,002,229              $ 929,563
                                                                           ==========              =========

See accompanying notes to consolidated condensed financial statements.

                                INTERFACE, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                            (UNAUDITED)

                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED
                                                                    --------------------------
                                                                    APRIL 5,         MARCH 30,
                                                                      1998              1997
                                                                    --------         ---------
Net Sales                                                           $318,952          $257,345
Cost of Sales                                                        211,191           174,432
                                                                    --------          --------
 Gross Profit on Sales                                               107,761            82,913
Selling, General and Administrative Expenses                          80,623            62,956
                                                                    --------          --------
   Operating Income                                                   27,138            19,957
Other (Expense) Income - Net                                         (10,418)           (9,543)
                                                                    --------          --------
   Income before Taxes on Income                                      16,720            10,414
Taxes on Income                                                        6,437             4,061
                                                                    --------          --------
Net Income                                                          $ 10,283          $  6,353
                                                                    ========          ========
Basic Earnings Per Share                                               $0.42             $0.28
                                                                    ========          ========
Diluted Earnings Per Share                                             $0.41             $0.27
                                                                    ========          ========
Average Shares Outstanding -- Basic                                   24,279            22,584
                                                                    ========          ========
Average Shares Outstanding -- Diluted                                 25,389            23,494
                                                                    ========          ========

See accompanying notes to consolidated condensed financial statements.


                                INTERFACE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                            (UNAUDITED)

                                          (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                     --------------------------
                                                                     APRIL 5,         MARCH 30,
                                                                       1998              1997

 Net Income                                                           $10,283            $6,353
 Other Comprehensive Income, Net of Tax
    Foreign Currency Translation Adjustment                            (5,538)          (10,760)
                                                                      -------         ---------
 Comprehensive Income                                                 $ 4,745         $  (4,407)
                                                                      =======         =========

See accompanying notes to consolidated condensed financial statements.

                                INTERFACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                    -----------------------------
                                                                    APRIL 5,            MARCH 30,
                                                                      1998                1997
                                                                    --------            ---------
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:                              $ (8,415)            $ (1,883)
                                                                   --------             --------

INVESTING ACTIVITIES:
  Capital expenditures                                              (11,307)             (11,878)
  Acquisitions of businesses                                        (40,853)                    -
  Other                                                              (4,565)              (3,257)
                                                                   --------             --------
                                                                    (56,725)             (15,135)
                                                                   --------             --------
FINANCING ACTIVITIES:
  Net borrowing (reduction) of long-term debt                        (2,312)                4,455
  Issuance of common stock                                           68,464                3,869
  Dividends paid                                                     (1,820)                    -
                                                                   --------             --------

                                                                     64,332                8,324
                                                                   --------             --------
  Net cash provided by (used for) operating,
   investing and financing activities                                  (808)              (8,694)
  Effect of exchange rate changes on cash                               (52)                 (68)
                                                                   --------             --------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease) during the period                            (860)              (8,762)
  Balance at beginning of period                                     10,212                8,762
                                                                   --------             --------
  Balance at end of period                                         $  9,352             $      -
                                                                   ========             ========

See accompanying notes to consolidated condensed financial statements.

                    INTERFACE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FOOTNOTES

   As contemplated by the Securities and Exchange Commission (the "Commission") instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to the Company's year-end financial statements contained in its Annual Report to Shareholders for the fiscal year ended December 28, 1997, as filed with the Commission.

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

NOTE 2 - INVENTORIES

                   Inventories are summarized as follows:

                                        APRIL 5,        DECEMBER 28,
                                          1998              1997
                                          ----              ----
        Finished Goods                  $115,266          $91,016
        Work in Process                   34,022           29,094
        Raw Materials                     42,358           37,520
                                        --------         --------

                                        $191,646         $157,630
                                        ========         ========

NOTE 3 - BUSINESS ACQUISITIONS AND DIVESTITURES

   On December 30, 1997, the Company completed the acquisition of the European carpet businesses of Readicut International plc ("Readicut"), for an estimated $50 million, subject to final adjustments. After the planned divestiture of certain assets of Readicut, including its Network Flooring dealer division and Joseph, Hamilton & Seaton Ltd., the Company's final investment for the retained Readicut businesses are expected to be less than $15 million. The retained businesses will include Firth Carpets Ltd., based in Brighouse, West Yorkshire, a leading manufacturer of high quality woven and tufted carpet primarily for the contract markets; and a 40% interest in Vebe Floorcoverings BV, located in the Netherlands, a leading manufacturer of needle punch carpet.

   In December 1997, the Company sold certain assets related to the commercial manufacture of zinc diacrylate, a chemical compound used in the production of golf balls, for $14.1 million in cash. An immaterial gain was realized on the sale. The Company generated 1997 sales of $7.9 million and operating income of $1.1 million related to the manufacture of this chemical compound.

   During 1997, the Company acquired 100% of the outstanding capital stock of five floorcovering contractors: Canaan Corporation, based in Connecticut; Carpet Services of Tampa, Inc., based in Florida; Facilities Resource Group, Inc., based in Illinois; Floormart, Inc., based in California; and Carpet Solutions Holdings Pty Ltd., based in Queensland, Australia. These contractors are engaged primarily in the installation of commercial floorcoverings. As consideration, the Company issued 257,584 shares of Class A Common Stock valued at approximately $3.5 million and paid $11.1 million in cash. All transactions have been accounted for as purchases, and accordingly, the results of operations of the acquired companies since their acquisition dates have been included within the consolidated financial statements. The excess of the purchase price over the fair value of the net assets acquired was approximately $17.5 million and is being amortized over 25 years.

   In June 1997, the Company acquired 100% of the outstanding common stock of Camborne Holdings, Ltd., a manufacturer of interior fabrics based in West Yorkshire, U.K. for approximately $19.9 million, which was comprised of $17.1 million in cash and 127,806 shares of Class B Common Stock valued at approximately $2.8 million. The transaction was accounted for as a purchase. The results of operations of Camborne have been included within the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of the assets was approximately $16.8 million and is being amortized over 40 years.

NOTE 4 - CONCURRENT PUBLIC OFFERINGS

   On April 2, 1998, the Company completed concurrent public offerings of $150 million aggregate principal amount of 7.30% Senior Notes due 2008 and 1.725 million shares of Class A Common Stock. The Company intends to use the net proceeds of both offerings of $212.7 million to reduce amounts outstanding under its senior credit facility, and for general corporate purposes, including working capital and future acquisitions.

NOTE 5 - EARNINGS PER SHARE AND DIVIDENDS

   In March 1997, the FASB issued SFAS 128, "Earnings per Share." The new Standard simplifies the computation of earnings per share and requires presentation of two amounts, basic and diluted earnings per share. As required by the Standard, the Company has retroactively restated earnings per share data for all periods presented.

   Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 24,279,000 shares and 22,584,000 shares outstanding for the periods ended April 5, 1998 and March 30, 1997, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 25,389,000 shares and 23,494,000 shares outstanding for the periods ended April 5, 1998 and March 30, 1997, respectively.
For the purposes of computing earnings per common share and dividends per common share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (3,600,000 Class A shares recorded at cost).

   The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

                                                                 (In Thousands Except Per Share)

                                                                            Average
                                                                            Shares                    Earnings
Period Ended                                           Net Income         Outstanding                Per Share
--------------------------------------------------------------------------------------------------------------------
April 5, 1998                                           $ 10,283             24,279                    $  .42
Effect of Dilution:
   Options                                                                    1,110
--------------------------------------------------------------------------------------------------------------------
Diluted                                                 $ 10,283             25,389                    $  .41
                                                       =====================================================
--------------------------------------------------------------------------------------------------------------------
March 30, 1997                                            $6,353             22,584                    $  .28
Effect of Dilution:
   Options                                                                     740
   Convertible Debt                                          40                170
--------------------------------------------------------------------------------------------------------------------
Diluted                                                  $6,393             23,494                     $  .27
                                                         ====================================================

NOTE 6 - COMPREHENSIVE INCOME
         Effective the first quarter of 1998, the Company has adopted FAS 130, "Comprehensive Income". This statement has established the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Since this statement applies only to the presentation of comprehensive income, it does not have any impact upon results of operations, financial position, or cashflows.

NOTE 7 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS     The Guarantor
Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 7.3% senior notes due 2008 and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

                                                        INTERFACE, INC. AND SUBSIDIARIES
                                             NOTE 7 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS


                                                                STATEMENT OF INCOME
                                                    FOR THE THREE MONTHS ENDED APRIL 5, 1998


                                                                         INTERFACE,        CONSOLIDATION
                                                            NON-             INC.                AND
                                        GUARANTOR        GUARANTOR          (PARENT          ELIMINATION         CONSOLIDATED
                                       SUBSIDIARIES     SUBSIDIARIES     CORPORATION)          ENTRIES              TOTALS

                                       ------------     ------------     -----------         -----------         -------------
                                                                        (IN THOUSANDS)
Net sales                              $241,245         $117,692       $         -           $(39,985)              $318,952
Cost of sales                           174,647           76,529                 -            (39,985)               211,191
                                        -------          -------         ---------           --------               --------
Gross profit on sales                    66,598           41,163                 -                  -                107,761
Selling, general and                     50,050           24,907             5,666                  -                 80,623
 administrative expenses                -------          -------         ---------           --------               --------
Operating income                         16,548           16,256            (5,666)                 -                 27,138

Other expense (income)                    3,989            2,477             3,952                  -                 10,418
                                        -------          -------         ---------           --------               --------
Income before taxes on income
  and Equity in income of                12,559           13,779            (9,618)                 -                 16,720
  subsidiaries
Taxes on income                           4,874            5,295            (3,732)                 -                  6,437
Equity in income of                           -                -            16,169            (16,169)                     -
  subsidiaries                          -------          -------         ---------           --------               --------
Net income applicable to                $ 7,685          $ 8,484           $10,283           ($16,169)              $ 10,283
  common shareholders                   =======          =======         =========           ========               ========

                                                               BALANCE SHEET
                                                                APRIL 5, 1998
                                                                                      CONSOLIDATION
                                                          NON-       INTERFACE, INC.         AND
                                       GUARANTOR       GUARANTOR         (PARENT         ELIMINATION        CONSOLIDATED
                                     SUBSIDIARIES     SUBSIDIARIES    CORPORATION)         ENTRIES             TOTALS

                                                                    (IN THOUSANDS)

ASSETS
Current Assets:
  Cash and cash equivalents           $    4,252        $  6,748      $   (1,648)       $          -        $    9,352
  Accounts receivable                    117,263          95,720         (28,264)                  -           184,719
  Inventories                            120,901          70,745                -                  -           191,646
  Miscellaneous                            9,190          19,820            6,051                  -            35,061
                                      ----------        --------      -----------       ------------        ----------
     Total current assets                251,606         193,033         (23,861)                  -           420,778

Property and equipment,
 less accumulated depreciation           150,111          83,075            6,726                  -           239,912
 Investment in subsidiaries              138,088          15,799          373,895           (527,782)                -
 Other Assets                            134,497          18,725          560,543           (660,651)           53,114
 Excess of cost over net assets          181,397         103,192            3,836                  -           288,425
    acquired                          ----------        --------      -----------       ------------        ----------
                                      $  855,699        $413,824      $   921,139       $ (1,188,433)       $1,002,229
                                      ==========        ========      ===========       ============        ==========
LIABILITIES AND COMMON
SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                       $   13,886        $  6,036      $        -        $          -         $  19,922
  Accounts payable                        35,671          48,361              521                  -            84,553
  Accrued expenses                        43,805          52,499          (13,427)                 -            82,877
  Current maturities of long-              1,799           1,151               -                   -             2,950
   term debt

      Total current liabilities           95,161         108,047          (12,906)                 -           190,302
        Long-term debt, less
  current maturities                     240,932          78,972          344,769           (403,412)          261,261
  Senior subordinated notes                    -               -          125,000                  -           125,000
  Deferred income taxes                   15,010           7,780            8,601                  -            31,391
                                      ----------        --------      -----------       ------------        ----------

      Total liabilities                  351,103         194,799          465,464           (403,412)          607,954
  Minority interests                           -           2,989                -                  -             2,989
  Redeemable preferred stock              57,891               -                -            (57,891)                -
  Common stock                            93,889         102,199            2,961           (196,088)            2,961

  Additional paid-in capital             189,740          11,030          233,395           (200,770)          233,395
  Retained earnings                      165,712         130,603          222,580           (312,526)          206,369
  Accumulated Other Comprehensive         (2,636)        (27,796)          (3,261)                   -         (33,693)
    Income
  Treasury stock                               -               -                -            (17,746)          (17,746)
                                      ----------        --------      -----------       ------------        ----------
                                      $  855,699        $413,824      $   921,139       $ (1,188,433)       $1,002,229
                                      ==========        ========      ===========       ============        ==========

                                       STATEMENT OF CASH FLOWS
                                         FOR THE THREE MONTHS
                                          ENDED APRIL 5, 1998

                                                                                 INTERFACE,        CONSOLIDATION
                                                                 NON-              INC.                AND
                                              GUARANTOR       GUARANTOR           (PARENT          ELIMINATION        CONSOLIDATED
                                             SUBSIDIARIES    SUBSIDIARIES      CORPORATION)          ENTRIES             TOTALS
                                             ------------    ------------      ------------       --------------      ------------
                                                                              (IN THOUSANDS)
Cash flows from operating activities:          $ 6,422       $( 29,163)         $  14,326        $     -                $(8,415)
                                               -------       ---------          ---------        --------               -------
Cash flows from investing activities:
    Purchase of plant and equipment             (6,074)         (5,088)              (145)             -                (11,307)
    Acquisitions, net of cash acquired               -               -            (40,853)             -                (40,853)
    Other                                            -               -             (4,565)             -                 (4,565)
                                               -------       ---------          ---------        --------               -------
Net cash provided by (used in) investing        (6,074)         (5,088)           (45,563)             -                (56,725)
 activities                                    -------       ---------          ---------        --------               -------
Cash flows from financing activities:
    Net borrowings (repayments)                   (457)         34,549            (36,404)             -                 (2,312)
    Proceeds from issuance of common                 -               -             68,464              -                 68,464
       stock
    Cash dividends paid                              -               -             (1,820)             -                 (1,820)
    Other                                            -               -                  -              -                      -
                                               -------       ---------          ---------        --------               -------
Net cash provided by (used in)                    (457)         34,549             30,240              -                 64,332
 financing activities                          -------       ---------          ---------        --------               -------
Effect of exchange rate change on                    -             (52)                 -              -                    (52)
 cash                                          -------       ---------          ---------        --------               -------
Net increase (decrease) in cash                   (109)            246               (997)             -                   (860)
Cash at beginning of year                        4,361           6,502               (651)             -                 10,212
                                               -------       ---------          ---------        --------               -------
Cash at end of year                            $ 4,252       $   6,748          $  (1,648)       $     -                $ 9,352
                                               =======       ==========         =========        ========               =======

                               10

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS General

     The Company's revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics and specialty products. During the quarter ended April 5, 1998 (which was a 14-week period), the Company had revenues and net income of $319.0 million and $10.3 million, respectively, the highest in the Company's history.

      The Company's business, as well as the commercial interiors market in general, is somewhat cyclical in nature. The Company's strong financial performance in recent years is attributable inpart to increased U.S. demand for its products, resulting from a recovery in the U.S. commercial office market which began in the mid-1990's.
The Company believes that this recovery will continue for a number of years, and that all of its domestic operations will continue to benefit from these industry developments. However, a downturn in the market could lessen the overall demand for commercial interiors products and could impair the Company's growth. Management believes that the impact upon the Company of such a downturn would be less pronounced given that the predominant portion of its sales are generated from the renovations sector of the market as opposed to the new construction sector.

     The Company's growth could also be impacted by international developments. Specifically, countries in the Asia-Pacific region have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect demand for the Company's products. However, excluding Japan and Australia, sales in the Asia-Pacific region represented only 1%of the Company's sales during the quarter ended April 5, 1998. The Company engages in hedging transactions to reduce its exposure to adverse fluctuations in foreign currency exchange rates.


RESULTS OF OPERATIONS

   For the quarter ended April 5, 1998, the Company's net sales increased $61.6 million, or 24%, compared with the first quarter of 1997, which was a 13-week period. The increase was attributable to increased sales volume (i) of products and related services in the Company's U.S. floorcovering operations, due to increased demand for and increased market share of its modular carpet products, as well as additional sales generated by the Re:Source Americas network, (ii) of floorcovering products in Europe due in part to the acquisition of Firth Carpets early in the quarter, and (iii) in the Company's interior fabrics operations due to increased U.S. and foreign demand for and increased market share of its fabric products, as well as the acquisition of Camborne Holdings, Ltd. during 1997. These increases were offset somewhat by (i) decreased sales volume in the Company's Asia-Pacific division due to the economic turmoil in Asia, and (ii) a weakening of certain key currencies (particularly the Dutch guilder) against the U.S. dollar, the Company's reporting currency.

     Cost of sales as a percentage of sales decreased to 66.2% in the quarter ended April 5, 1998 compared to 67.8% in the same period in 1997. The decrease was attributable to (i) economies of scale associated with increased sales volume in the Company's floorcovering and interior fabrics operations, and (ii) decreased manufacturing costs in the Company's floorcovering and interior fabrics operations through the Company's mass customization production strategy and its "war-on-waste" initiative. The Company's interior fabrics business also experienced decreased manufacturing costs as a result of continued efficiencies generated from the new, state-of-the-art yarn manufacturing facility in Guilford, Maine. These benefits were somewhat offset by the higher cost of sales of the dealers comprising the Re:Source Americas network.
     Selling, general and administrative expenses, as a percentage of net sales, increased to 25.3% in the quarter ended April 5, 1998 compared to 24.5% in the same period in 1997. The increase was attributable primarily to (i) the continued development of the Re:Source Americas network infrastructure and (ii) consulting and development expenses associated with the Year 2000 initiative. The increase was somewhat offset by the lower SG&A ratios of the dealers comprising the Re:Source Americas network.

     Other expense increased $0.9 million in the first quarter of 1998 compared to the first quarter of 1997, due primarily to an increase in bank debt incurred as a result of the Company's acquisitions.

     As a result of the aforementioned factors, the Company's net income increased 62% to $10.3 million for the quarter ended April 5, 1998, compared to $6.4 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of cash during the quarter ended
April 5, 1998 were proceeds from issuance of securities and funds provided by operating activities. During the quarter, the Company completed concurrent public offerings of $150 million aggregate principal amount of 7.30% Senior Notes due 2008 and 1.725 million shares of Class A Common Stock. The Company intends to use the net proceeds of both offerings of $212.7 million to reduce amounts outstanding under its senior credit facility, and for general corporate purposes, including working capital and future acquisitions. Amounts applied to the revolving credit portion of the facility will be available for reborrowing.

   The primary uses of cash during the quarter ended April 5,1998 were
(i) $40 million associated with acquisitions and (ii) $11 million for additions to property and equipment in the Company's manufacturing facilities.

    Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.

YEAR 2000

   As is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue during the next seven quarters. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. The Company has done a comprehensive review of its computer programs to identify the systems that would be affected by the Year 2000 issue, and is in the process of reviewing, on a global basis, the Company's Year 2000 position and exposure to third party customers, distributors, suppliers, and banking institutions. The Company has also hired an outside consulting firm to assist in this conversion process and is beginning the process of modifying its computer program code to the four digit fields necessary to be Year 2000 ready.

   The Company currently estimates the total cost of such modifications, excluding the cost of modifications to program logic control systems relative to manufacturing equipment, to be at least $19 million, although it could be significantly more. The Company and its outside consultants are currently evaluating the costs of modifications to these program logic control systems. Of the total project cost, approximately $10 million is attributable to the cost of new hardware and software which will be required in connection with the global consolidation of the Company's management and financial accounting systems. This new equipment and upgraded technology will have a definable value lasting beyond the Year 2000. In these instances, where Year 2000 compliance is ancillary, the Company intends to capitalize and depreciate such costs. The remaining $9 million (based on current estimates) will be expensed as incurred. During the quarter ended April 5, 1998, the Company expensed
approximately $1.0 million in regards to such modifications.   There can
be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of suppliers, customers and other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 ready, the ability to locate and correct all relevant computer codes and similar uncertainties.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company employs the use of derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign currency exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the fluctuations in value of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. The Company monitors the use of derivative financial instruments through the use of objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. The Company has established strict counterparty credit guidelines and only enters into transactions with financial institutions of investment grade or better. As a result, the Company considers the risk of counterparty default to be minimal.

     Management of the Company has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. The Company enters into interest rate swap agreements, which maintain the fixed/variable mix within these defined parameters. In these swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR (London Interbank Offered Rate). At April 5, 1998, the Company had utilized interest rate swap agreements to effectively convert approximately $64.5 million of variable rate debt to fixed rate debt. The weighted average rate on these borrowings was 6.6% at April 5, 1998. The interest rate swap agreements have maturity dates ranging from five to twenty-four months.

     The purpose of the Company's foreign currency hedging activities is to reduce the risk that the eventual local currency inflows resulting from sales to foreign customers will be adversely affected by changes in exchange rates. The Company enters into forward exchange and currency swap contracts to hedge certain firm sales commitments denominated in foreign currencies. At April 5, 1998, the Company had approximately $14.5 million (notional amount) of foreign currency hedge contracts outstanding. The contracts served to hedge firmly committed Dutch guilder, German mark, Japanese yen, French franc, British pound sterling, and other foreign currency revenues. The contracts generally have maturity dates of six to nine months.

     The Company, as of April 5, 1998, recognized a $5.5 million increase in its foreign currency translation adjustment account compared to December 27, 1998, because of the weakening of the Dutch guilder and certain other currencies against the U.S. dollar. The increase was associated primarily with the Company's investments in certain foreign subsidiaries located in Continental Europe. The translation adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 52.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.

             Not applicable.

                        PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     The Company is not aware of any material pending legal proceedings involving it or any of its property.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 24, 1998, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each share of Common Stock of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of Series B Participating Cumulative Preferred Stock (the "Preferred Shares"), of the Company at a price of $180.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment to the exercise price and the number of Preferred Shares issuable upon exercise from time to time to prevent dilution. The Rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") have acquired beneficial ownership of 15% or more of the outstanding Common Stock or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock (the earlier of such dates being called the "Distribution Date").

     In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of Common Stock having a market value of two times the exercise price of the Right.

     Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per share of Common Stock. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $100.00 per share but will be entitled to an aggregate payment of 100 times the payment made per share of Common Stock. Each Preferred Share will have 100 votes, voting together with the shares of Common Stock. Finally, in the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions.

     Prior to the Distribution Date, the Rights may not be detached or transferred separately from the Common Stock. The Rights will expire on March 15, 2008 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company. At any time prior to the acquisition by a person or group of affiliated or associated persons of beneficial ownership of 15% or more of the outstanding Common Stock, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the "Redemption Price"). Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price. A more detailed description and terms of the Rights are set forth in a Rights Agreement between the Company and Wachovia Bank, N.A. as Rights Agent.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.      OTHER INFORMATION

                  None
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed with this report:

EXHIBIT       DESCRIPTION OF EXHIBIT
NUMBER
3.1     Composite Articles of Incorporation (included as Exhibit
        4.1 to the Company's current report on Form 8-K dated
        March 4, 1998, previously filed with the Commission and incorporated herein by reference).

3.2 Bylaws, as amended (included as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended April 1, 1990, previously filed with the Commission and incorporated herein by reference).

4.1     See Exhibits 3.1 and 3.2 for provisions in the Company's
        Articles of Incorporation, as amended, and Bylaws defining the rights of holders of Common Stock of the Company.

4.2 Rights Agreement between the Company and Wachovia Bank, N.A., dated as of March 4, 1998, with an effective date of March 16, 1998 (included as Exhibit 10.1A to the Company's registration statement on Form 8-A/A dated March 12, 1998, previously filed with the Commission and incorporated herein by reference).

4.3 Indenture governing the Company's 9.5% Senior Subordinated Notes due 2005, dated as of November 15, 1995, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank of Georgia, as Trustee (included as
       Exhibit 4.1 to the Company's registration statement on Form S-4, File No. 33-65201, previously filed with the Commission and incorporated herein by reference); and Supplement No. 1 to Indenture, dated as of December 27, 1996 (included as Exhibit 4.2(b) to the Company's Annual Report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).

4.4 Form of Indenture governing the Company's 7.3% senior notes due 2008, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as trustee (included as Exhibit 4.1 to the Company's registration statement on Form S-3/A, File No. 333-46611, previously filed with the Commission and incorporated herein by reference).

10.1   Amendment to Employment Agreement of Ray C. Anderson dated
       January 6, 1998

10.2 Amendment to Change in Control Agreement of Ray C. Anderson dated January 6, 1998.

10.3   Amendment to Employment Agreement of Charles R. Eitel dated
       January 6, 1998.

10.4 Amendment to Change in Control Agreement of Charles R. Eitel dated January 6, 1998.

10.5   Amendment to Employment Agreement of Brian L. DeMoura dated
       January 6, 1998.

10.6 Amendment to Change in Control Agreement of Brian L. DeMoura dated January 6, 1998.

10.7   Amendment to Employment Agreement of Daniel T. Hendrix dated
       January 6, 1998.

10.8 Amendment to Change in Control Agreement of Daniel T. Hendrix dated January 6, 1998.

10.9 Amendment to Employment Agreement of Gordon D. Whitener dated January 6, 1998.

10.10 Amendment to Change in Control Agreement of Gordon D. Whitener dated January 6, 1998.

10.11 Amendment to Employment Agreement of Raymond S. Willoch dated January 6, 1998.

10.12 Amendment to Change in Control Agreement of Raymond S. Willoch dated January 6, 1998.

10.13 Amendment to Employment Agreement of Jeffrey A. Goldberg dated January 6, 1998.

10.14 Amendment to Change in Control Agreement of Jeffrey A. Goldberg dated January 6, 1998.

10.15  Amendment to Employment Agreement of Alan S. Kabus dated
       January 6, 1998.

10.16 Amendment to Change in Control Agreement of Alan S. Kabus dated January 6, 1998.

10.17  Amendment to Employment Agreement of Joyce D. LaValle dated
       January 6, 1998.

10.18 Amendment to Change in Control Agreement of Joyce D. LaValle dated January 6, 1998.

10.19  Amendment to Employment Agreement of John H. Walker dated
       January 6, 1998.

10.20 Amendment to Change in Control Agreement of John H. Walker dated January 6, 1998.

10.21 Amendment to Employment Agreement of John L. Partridge dated January 6, 1998.

10.22 Amendment to Change in Control Agreement of John L. Partridge dated January 6, 1998.

10.23  Amendment to Employment Agreement of John R. Wells dated January 6, 1998.

10.24 Amendment to Change in Control Agreement of John R. Wells dated January 6, 1998.

10.25 Amendment to Employment Agreement of Michael D. Bertolucci dated January 6, 1998.

10.26 Amendment to Change in Control Agreement of Michael D. Bertolucci dated January 6, 1998.

10.27  Form of Salary Continuation Agreement.

10.28  Consent and Waiver, dated as of March 20, 1998, related to (i)
       Second Amended and Restated Credit Agreement, dated as of June 25,
       1997, among the Company, Interface Europe B.V., Interface
       Europe, Ltd., the lenders listed therein, SunTrust Bank, Atlanta and the First National Bank of Chicago; and (ii) Term Loan
       Agreement, dated as of June 25, 1997, among the Company, the lenders listed therein, SunTrust Bank, Atlanta and the First
       National Bank of Chicago. 10.29   Agreement for the sale and purchase
       of the entire issued share capital of T. F. Firth & Sons Limited, Tayrich Limited and Vebe Floorcoverings B.V., dated as of December 5, 1997, among Readicut International PLC, Readicut Netherlands B.V., Interface
       Europe Ltd. And Interface Europe B.V.

27.1   Financial Data Schedule (for SEC use only).

(b) The following reports on Form 8-K were filed during the quarter ended April 5, 1998.

         Date Filed               Items Reported                        Financial Statements Filed
         ----------               ---------------                       --------------------------
        March 4, 1998            Adoption of Shareholder                None
                                 Rights Plan

        March 17, 1998           Commencement of Concurrent             Consolidated Balance Sheets of
                                 Public Offerings                       the Company and subsidiaries
                                                                        as of December 28, 1997 and December 29, 1996; and
                                                                        related consolidated statements of income and cash
                                                                        flows for each of the three years in the period ended
                                                                        December 28, 1997

        April 3, 1998            Closing of Concurrent Public           None
                                 Offerings

                              SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INTERFACE, INC.

Date: May 14, 1998                  By:    /s/ Daniel T. Hendrix
                                           Daniel T. Hendrix
                                           Senior Vice President
                                           (Principal Financial Officer)



                               EXHIBIT INDEX

Exhibit
Number   Description of Exhibit
-------  ----------------------
10.1     Amendment to Employment Agreement of Ray C. Anderson dated January 6, 1998.
10.2     Amendment to Change in Control Agreement of Ray C. Anderson dated January 6, 1998.
10.3     Amendment to Employment Agreement of Charles R. Eitel dated January 6, 1998.
10.4     Amendment to Change in Control Agreement of Charles R. Eitel dated January 6, 1998.
10.5     Amendment to Employment Agreement of Brian L. DeMoura dated January 6, 1998.
10.6     Amendment to Change in Control Agreement of Brian L. DeMoura dated January 6, 1998.
10.7     Amendment to Employment Agreement of Daniel T. Hendrix dated January 6, 1998.
10.8     Amendment to Change in Control Agreement of Daniel T. Hendrix dated January 6, 1998.
10.9     Amendment to Employment Agreement of Gordon D. Whitener dated January 6, 1998.
10.10    Amendment to Change in Control Agreement of Gordon D. Whitener dated January 6, 1998.
10.11    Amendment to Employment Agreement of Raymond S. Willoch dated January 6, 1998.
10.12    Amendment to Change in Control Agreement of Raymond S. Willoch dated January 6, 1998.
10.13    Amendment to Employment Agreement of Jeffrey A. Goldberg dated January 6, 1998.
10.14    Amendment to Change in Control Agreement of Jeffrey A. Goldberg dated January 6, 1998.
10.15    Amendment to Employment Agreement of Alan S. Kabus dated January 6, 1998.
10.16    Amendment to Change in Control Agreement of Alan S. Kabus dated January 6, 1998.
10.17    Amendment to Employment Agreement of Joyce D. LaValle dated January 6, 1998.
10.18    Amendment to Change in Control Agreement of Joyce D. LaValle dated January 6, 1998.
10.19    Amendment to Employment Agreement of John H. Walker dated January 6, 1998.
10.20    Amendment to Change in Control Agreement of John H. Walker dated January 6, 1998.
10.21    Amendment to Employment Agreement of John L. Partridge dated January 6, 1998.
10.22    Amendment to Change in Control Agreement of John L. Partridge dated January 6, 1998.
10.23    Amendment to Employment Agreement of John R. Wells dated January 6, 1998.
10.24    Amendment to Change in Control Agreement of John R. Wells dated January 6, 1998.
10.25    Amendment to Employment Agreement of Michael D. Bertolucci dated January 6, 1998.
10.26    Amendment to Change in Control Agreement of Michael D. Bertolucci dated January 6, 1998.
10.27    Form of Salary Continuation Agreement.
10.28    Consent and Waiver, dated as of March 20, 1998, related to (i) Second Amended and
         Restated Credit Agreement, dated as of June 25, 1997, among the Company, Interface
         Europe B.V., Interface Europe, Ltd., the lenders listed therein, SunTrust Bank,
         Atlanta and the First National Bank of Chicago; and (ii) Term Loan Agreement, dated as of June 25, 1997, among the Company, the lenders listed therein, SunTrust Bank, Atlanta and the First National Bank of Chicago.

10.29    Agreement for the sale and purchase of the entire issued share capitals of T. F. Firth & Sons Limited, Tayrich Limited and Vebe
         Floorcoverings B.V., dated as of December 5, 1997, among
         Readicut International PLC, Readicut Netherlands B.V., Interface Europe Ltd.
         And Interface Europe B.V.

27.1     Financial Data Schedule.


