Form 10-Q
period 1998-07-05
INTERFACE INC
filed 1998-08-18
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]  Quarterly Report  Pursuant  to Section  13 or  15(d) of  the
     Securities Exchange Act of 1934

For Quarterly Period Ended July 5, 1998

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

                          (770) 437-6800
      -----------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   /X/   No / /

Shares outstanding of each of the registrant's classes of common stock at August 12, 1998:

                    Class                       Number of Shares
                    -----                       ----------------

Class A Common Stock, $.10 par value per share     46,707,733
Class B Common Stock, $.10 par value per share      5,710,106

                         INTERFACE, INC.

                              INDEX
                                                             PAGE
PART I.  FINANCIAL INFORMATION

         Item  1.  Financial Statements                         3

                   Balance Sheets - July 5, 1998 and            3
                   December 28, 1997

                   Statements of Income - Three Months and      4
                   Six Months Ended
                   July 5, 1998 and June 29, 1997

                   Statements of Comprehensive Income -         4
                   Three Months and Six Months Ended July 5,
                   1998 and June 29, 1997

                   Statements of Cash Flows - Six Months        5
                   Ended July 5, 1998 and June 29, 1997

                   Notes to Financial Statements                6

         Item 2.   Management's Discussion and Analysis of     11
                   Financial Condition and Results of
                   Operations

         Item 3.   Quantitative and Qualitative                13
                   Disclosures about Market Risk

PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings                           13

         Item 2.   Changes in Securities and Use of Proceeds   14

         Item 3.   Defaults Upon Senior Securities             14

         Item 4.   Submission of Matters to a Vote of          14
                   Security Holders

         Item 5.   Other Information                           15

         Item 6.   Exhibits and Reports on Form 8-K            15

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     INTERFACE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (UNAUDITED)
                                             (IN THOUSANDS)

ASSETS                                                                         JULY 5,         DECEMBER 28,
------                                                                          1998               1997
                                                                              --------         ------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                                 $   10,633          $ 10,212
  Accounts Receivable                                                          201,690           177,977
  Inventories                                                                  191,446           157,630
  Deferred Tax Asset                                                             5,176             5,156
  Prepaid Expenses                                                              35,887            24,265
                                                                            ----------          --------
    TOTAL CURRENT ASSETS                                                       444,832           375,240

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                                     244,094           228,781
EXCESS OF COST OVER NET ASSETS ACQUIRED                                        287,894           278,597
OTHER ASSETS                                                                    48,457            46,945
                                                                            ----------          --------
                                                                            $1,025,277          $929,563
                                                                            ==========          ========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                                                             $   27,726          $ 22,264
  Accounts Payable                                                              77,622            79,279
  Accrued Expenses                                                              83,634            87,543
  Current Maturities of Long-Term Debt                                           2,887             2,751
                                                                            ----------          --------
    TOTAL CURRENT LIABILITIES                                                  191,869           191,837

LONG-TERM DEBT, less current maturities                                        268,194           264,499
SENIOR SUBORDINATED NOTES                                                      125,000           125,000
DEFERRED INCOME TAXES                                                           31,975            28,873
                                                                            ----------          --------
    TOTAL LIABILITIES                                                          617,038           610,209
                                                                            ----------          --------

Minority Interest                                                                2,989             2,989
  Common Stock                                                                   5,593             2,776
  Additional Paid-In Capital                                                   233,221           161,584
  Retained Earnings                                                            216,079           197,906
  Accumulated Other Comprehensive Income - Foreign Currency
     Translation                                                               (31,897)          (28,155)
  Treasury Stock, 7,200
     Class A Shares, at Cost                                                   (17,746)          (17,746)
                                                                            ----------          --------
                                                                            $1,025,277          $929,563
                                                                            ==========          ========

See accompanying notes to consolidated condensed financial statements.

                                                        INTERFACE, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                  (UNAUDITED)
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JULY 5,          JUNE 29,           JULY 5,          JUNE 29,
                                                                  1998              1997              1998              1997
                                                                  ----              ----              ----              ----
Net Sales                                                      $ 316,864         $ 271,746         $ 635,816         $ 529,091
Cost of Sales                                                    211,218           182,342           422,409           356,774
                                                               ---------         ---------         ---------         ---------

Gross Profit on Sales                                            105,646            89,404           213,407           172,317

Selling, General and Administrative Expenses                      77,577            66,855           158,200           129,811
                                                               ---------         ---------         ---------         ---------
  Operating Income                                                28,069            22,549            55,207            42,506
Other (Expense) Income - Net                                      (9,072)           (9,606)          (19,490)          (19,149)
                                                               ---------         ---------         ---------         ---------
  Income before Taxes on Income                                   18,997            12,943            35,717            23,357
Taxes on Income                                                    7,333             4,983            13,770             9,044
                                                               ---------         ---------         ---------         ---------
Net Income                                                     $  11,664         $   7,960         $  21,947         $  14,313
                                                               =========         =========         =========         =========

Basic Earnings Per Share                                             .22               .17               .43               .31
                                                               =========         =========         =========         =========

Diluted Earnings Per Share                                           .22               .17               .42               .31
                                                               =========         =========         =========         =========

Average Shares Outstanding -- Basic                               52,183            47,240            51,099            46,204
                                                               =========         =========         =========         =========

Average Shares Outstanding -- Diluted                             54,015            48,150            52,930            47,856
                                                               =========         =========         =========         =========

See accompanying notes to consolidated condensed financial statements.

                                                        INTERFACE, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                  (UNAUDITED)

                                                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED                    SIX MONTH ENDED
                                                                 JULY 5,          JUNE 29,           JULY 5,          JUNE 29,
                                                                  1998              1997              1998              1997
                                                                  ----              ----              ----              ----
Net Income                                                      $ 11,664           $ 7,960          $ 21,947          $ 14,313
Other Comprehensive Income, Net of Tax
   Foreign Currency Translation Adjustment                         1,796            (4,692)           (3,742)          (15,452)
                                                               ---------         ---------         ---------         ---------
Comprehensive Income                                            $ 13,460           $ 3,268          $ 18,205          $ (1,139)
                                                               =========         =========         =========         =========

See accompanying notes to consolidated condensed financial statements.

                                           INTERFACE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                    JULY 5,             JUNE 29,
                                                                     1998                 1997
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:                             $(6,361)             $20,003
                                                                  -------              -------

INVESTING ACTIVITIES:
  Capital expenditures                                            (20,831)             (22,038)
  Acquisitions of businesses                                      (42,559)             (14,468)
  Other                                                            (3,347)              (4,366)
                                                                  -------              -------
                                                                  (66,737)             (41,102)
                                                                  -------              -------
FINANCING ACTIVITIES:
  Net borrowing (reduction) of long-term debt                       8,487               16,086
  Issuance of common stock                                         69,581                9,458
  Dividends paid                                                   (3,774)              (3,061)
                                                                  -------              -------
                                                                   74,294               22,483
                                                                  -------              -------
  Net cash provided by (used for) operating,
   investing and financing activities                               1,196                1,384
  Effect of exchange rate changes on cash                            (775)                (330)
                                                                  -------              -------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease) during the period                           421                1,054
  Balance at beginning of period                                   10,212                8,762
                                                                  -------              -------
  Balance at end of period                                        $10,633              $ 9,816
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

NOTE 2 - INVENTORIES

                                                     Inventories are summarized as follows:

                                                                   JULY 5,          DECEMBER 28,
                                                                    1998               1997
                                                                    ----               ----
      Finished Goods                                              $119,505            $91,016
      Work in Process                                               31,446             29,094
      Raw Materials                                                 40,495             37,520
                                                                  --------           --------

                                                                  $191,446           $157,630
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

     During 1997, the Company acquired 100% of the outstanding capital stock of four floorcovering contractors: Canaan Corporation, based in Connecticut; Carpet Services of Tampa, Inc., based in Florida; Floormart, Inc., based in California; and Carpet Solutions Holdings Pty Ltd., based in Queensland, Australia. These contractors are engaged primarily in the installation of commercial floorcoverings. The Company also acquired 100% of the outstanding capital stock of Facilities Resource Group, Inc., an office furniture installation company. As consideration, the Company issued 515,168 shares of Class A Common Stock valued at approximately $3.5 million and paid $11.1 million in cash. All transactions have been accounted for as purchases, and accordingly, the results of operations of the acquired companies since their acquisition dates have been included within the consolidated financial statements. The excess of the purchase price over the fair value of the net assets acquired was approximately $17.5 million and is being amortized over 25 years.

     In June 1997, the Company acquired 100% of the outstanding common stock of Camborne Holdings, Ltd., a manufacturer of interior fabrics based in West Yorkshire, U.K. for approximately $19.9 million, which was comprised of $17.1 million in cash and 255,612 shares of Class B Common Stock valued at approximately $2.8 million. The transaction was accounted for as a purchase. The results of operations of Camborne have been included within the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of the assets was approximately $16.8 million and is being amortized over 40 years.

NOTE 4 - CONCURRENT PUBLIC OFFERINGS

     On April 2, 1998, the Company completed concurrent public offerings of $150 million aggregate principal amount of 7.30% Senior Notes due 2008 and 3.450 million shares of Class A Common Stock. The Company intends to use the net proceeds of both offerings of $212.7 million to reduce amounts outstanding under its senior credit facility, and for general corporate purposes, including working capital and future acquisitions.


NOTE 5 - STOCK SPLIT

     On June 15, 1998, the Company paid a two-for-one stock split, effected in the form of a 100% stock dividend, to all common shareholders of record as of June 1, 1998. In connection with the stock split, the Company issued 26,079,136 shares of Common Stock in the aggregate. All references to shares of the Company's Common Stock contained elsewhere in these Notes have been retroactively adjusted to reflect the stock split.


NOTE 6 - EARNINGS PER SHARE AND DIVIDENDS

     In March 1997, the FASB issued SFAS 128, "Earnings per Share." The new Standard simplifies the computation of earnings per share and requires presentation of two amounts, basic and diluted earnings per share. As required by the Standard, the Company has retroactively restated earnings per share data for all periods presented.

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 51,099 shares and 46,204 shares outstanding for the periods ended July 5, 1998 and June 29, 1997, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 52,930 shares and 47,284 shares outstanding for the periods ended July 5, 1998 and June 29, 1997, respectively. For the purposes of computing earnings per common share and dividends per common share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (7,200,000 Class A shares recorded at cost).

     The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

                                                                      (In Thousands Except Per Share)

                                                                             Average
For the Six-Month                                                             Shares                 Earnings
Period Ended                                         Net Income             Outstanding             Per Share
--------------------------------------------------------------------------------------------------------------
July 5, 1998                                          $ 21,947                 51,099                 $ .43
Effect of Dilution:

   Options                                                --                    1,831
                                                      -----------------------------------------------------
Diluted                                               $ 21,947                 52,930                 $ .42
                                                      =====================================================
--------------------------------------------------------------------------------------------------------------
June 29, 1997                                         $ 14,313                 46,204                 $ .31

Effect of Dilution:
   Options                                                --                      910
   Convertible Debt                                         80                    170
                                                      -----------------------------------------------------
Diluted                                               $ 14,393                 47,284                 $ .31
                                                      =====================================================

NOTE 7 - COMPREHENSIVE INCOME

       Effective the first quarter of 1998, the Company has adopted FAS 130, "Comprehensive Income". This statement has established the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Since this statement applies only to the presentation of comprehensive income, it does not have any impact upon results of operations, financial position, or cash flows.


NOTE 8 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

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

                                                        INTERFACE, INC. AND SUBSIDIARIES
                                              NOTE 7 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

                                                           STATEMENT OF INCOME
                                                 FOR THE SIX MONTHS ENDED JULY 5, 1998


                                                                    INTERFACE,        CONSOLIDATION
                                                        NON-           INC.                AND
                                      GUARANTOR      GUARANTOR       (PARENT           ELIMINATION         CONSOLIDATED
                                    SUBSIDIARIES    SUBSIDIARIES   CORPORATION)          ENTRIES              TOTALS
                                    ------------    ------------   ------------       -------------        ------------
                                                                   (IN THOUSANDS)

 Net sales                            $484,521        $225,200     $         -            $ (73,905)            $635,816
 Cost of sales                         341,474         154,840               -              (73,905)             422,409
                                      --------        --------     -----------            ---------             --------

 Gross profit on sales                 143,047          70,360               -                    -              213,407
 Selling, general and                  101,255          44,425          12,520                    -              158,200
  administrative                      --------        --------     -----------            ---------             --------
  expenses

 Operating income                       41,792          25,935         (12,520)                   -               55,207
 Other expense (income)                  9,218           3,675           6,597                    -               19,490
                                      --------        --------     -----------            ---------             --------
 Income before taxes on income          32,574          22,260         (19,117)                                   35,717

   and Equity in income of                                                                        -
 subsidiaries
 Taxes on income                        12,541           8,570          (7,341)                   -              13,770

 Equity in income of                         -               -          33,723              (33,723)                   -
 subsidiaries                         --------        --------     -----------            ---------             --------
 Net income applicable to             $ 20,033        $ 13,690     $    21,947            $ (33,723)            $ 21,947
   common shareholders                ========        ========     ===========            =========             ========



                                                                      BALANCE SHEET
                                                                      JULY 5, 1998

                                                                                     CONSOLIDATION
                                                      NON-        INTERFACE, INC.         AND
                                    GUARANTOR       GUARANTOR         (PARENT         ELIMINATION       CONSOLIDATED
                                  SUBSIDIARIES    SUBSIDIARIES     CORPORATION)         ENTRIES            TOTALS
                                  ------------    ------------    ---------------    --------------     ------------
                                                                  (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents         $  4,731        $  5,866         $     36       $         -         $   10,633
  Accounts receivable                128,093          94,609          (21,012)                -            201,690
  Inventories                        120,601          70,845                -                 -            191,446
  Miscellaneous                       10,487          23,236            7,340                 -             41,063
                                    --------        --------         --------       ------------        ----------
     Total current assets            263,912         194,556          (13,636)                -            444,832

Property and equipment,
  less accumulated depreciation      151,503          84,415            8,176                 -            244,094
Investment in subsidiaries           138,088          15,799          373,895          (527,782)                 -
Other Assets                         166,181          14,607          570,054          (702,385)            48,457
Excess of cost over net assets
  acquired                           179,947         103,480            4,467                -             287,894
                                    --------        --------         --------       ------------        ----------
                                    $899,631        $412,857         $942,956       $(1,230,167)        $1,025,277
                                    ========        ========         ========       ===========         ==========
LIABILITIES AND COMMON
SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                     $ 15,086        $ 12,640         $      -       $         -         $   27,726
  Accounts payable                    37,494          38,780            1,348                 -             77,622
  Accrued expenses                    55,592          41,448          (13,406)                -             83,634
   Current maturities of long-
     term debt                         1,739           1,148                -                 -              2,887
                                    --------        --------         --------       ------------        ----------
  Total current liabilities          109,911          94,016          (12,058)                -            191,869

Long-term debt, less
  current maturities                 249,914          75,743          341,873          (399,336)           268,194
Senior subordinated notes                  -               -          125,000                 -            125,000
Deferred income taxes                 15,055           8,319            8,601                 -             31,975
                                    --------        --------         --------       ------------        ----------
     Total liabilities               374,880         178,078          463,416          (399,336)           617,038

Minority interests                         -           2,989                -                 -              2,989
Redeemable preferred stock            57,891               -                -           (57,891)                 -
Common stock                          93,889         102,199            5,593          (196,088)             5,593
Additional paid-in capital           189,740          11,030          233,221          (200,770)           233,221
Retained earnings                    185,745         144,293          244,377          (358,336)           216,079
Accumulated Other Comprehensive
    Income                            (2,514)        (25,732)          (3,651)                -            (31,897)
Treasury stock                             -               -                -           (17,746)           (17,746)
                                    --------        --------         --------       ------------        ----------
                                    $899,631        $412,857         $942,956       $(1,230,167)        $1,025,277
                                    ========        ========         ========       ===========         ==========

                                                     STATEMENT OF CASH FLOWS
                                                        FOR THE SIX MONTHS

                                                        ENDED JULY 5, 1998

                                                                             INTERFACE,       CONSOLIDATION
                                                              NON-              INC.               AND
                                           GUARANTOR        GUARANTOR         (PARENT          ELIMINATION        CONSOLIDATED
                                         SUBSIDIARIES     SUBSIDIARIES      CORPORATION)         ENTRIES             TOTALS

                                                                                  (IN THOUSANDS)
Cash flows from operating activities:       $10,876          $10,984           $(28,221)     $         -             $ (6,361)
                                            -------          -------           --------      -------------           --------
Cash flows from investing activities:

  Purchase of plant and equipment           (12,641)          (7,616)              (574)               -              (20,831)
  Acquisitions, net of cash acquired             -                -             (42,559)               -              (42,559)
  Other                                          -                -              (3,347)               -               (3,347)
                                            -------          -------           --------      -------------           --------
Net cash provided by (used in)
 investing activities                       (12,641)          (7,616)           (46,480)               -             $(66,737)
                                            -------          -------           --------      -------------           --------
Cash flows from financing activities:
  Net borrowings (repayments)                 2,135           (3,229)             9,581                -                8,487
  Proceeds from issuance of common               -                -              69,581                -               69,581
   stock
  Cash dividends paid                            -                -             (3,774)                -               (3,774)
Net cash provided by (used in)
 financing activities                         2,135           (3,229)           75,388                 -               74,294
                                            -------          -------           --------      -------------           --------
Effect of exchange rate change on                -              (775)               -                  -                 (775)
 cash                                       -------          -------           --------      -------------           --------
Net increase (decrease) in cash                 370             (636)              687                 -                  421
Cash at beginning of year                     4,361            6,502              (651)                -               10,212
                                            -------          -------           --------      -------------           --------
Cash at end of year                         $ 4,731          $ 5,866           $    36       $         -             $ 10,633
                                            =======          =======           =======       =============           ========

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

       The Company's revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics and specialty products. During the quarter ended July 5, 1998, the Company had revenues and net income of $316.9 million and $11.7 million, respectively.

       The Company's business, as well as the commercial interiors market in general, is somewhat cyclical in nature. The Company's strong financial performance in recent years is attributable in part to increased U.S. demand for its products, resulting from a recovery in the U.S. commercial office market which began in the mid-1990's. Demand for the Company's products in the U.S. continues to be very strong. However, a downturn in the market could lessen the overall demand for commercial interiors products and could impair the Company's growth. Management believes that the impact upon the Company of such a downturn would be less pronounced given that the predominant portion of its sales are generated from the renovations sector of the market as opposed to the new construction sector.

       The Company's growth could also be impacted by international developments. Specifically, countries in the Asia-Pacific region have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect demand for the Company's products. However, excluding Japan and Australia, sales in the Asia-Pacific region represented only 2% of the Company's sales during the quarter ended July 5, 1998. The Company engages in hedging transactions to reduce its exposure to adverse fluctuations in foreign currency exchange rates.

Results of Operations
---------------------

       For the three month and six month periods ended July 5, 1998, the Company's net sales increased $45.2 million (16.6%) and $106.7 million (20.2%), respectively, compared with the same periods in 1997. These increases were primarily attributable to increased sales volume (i) of products and related services in the Company's U.S. floorcovering operations, due to increased demand for and increased market share of its modular and broadloom carpet products, as well as additional sales generated by the Re:Source Americas network, (ii) of floorcovering products in Europe due in part to the acquisition of Firth Carpets early in the first quarter of 1998, and (iii) in the Company's interior fabrics operations due to increased U.S. and foreign demand for and increased market share of its fabric products, as well as the acquisition of Camborne Holdings, Ltd. during June 1997. These increases were offset somewhat by
(i) decreased sales volume in the Company's Asia-Pacific division due to the economic turmoil in Asia, (ii) a weakening of certain key currencies (particularly the Dutch guilder) against the U.S. dollar, the Company's reporting currency, and (iii) decreased sales volume in the Company's architectural products division.
       Cost of sales, as a percentage of sales, decreased to 66.7% and 66.4%, respectively, for the three month and six month periods ended July 5, 1998, when compared to 67.1% and 67.4% for the same periods in 1997. The decrease was attributable to (i) increased profitability in the Company's Interface Americas Workplace Solutions unit (comprised of the Re:Source Americas network and the Company's other service businesses), (ii) economies of scale associated with increased sales volume in the Company's floorcovering and interior fabrics operations, and
(iii) decreased manufacturing costs in the Company's floorcovering and interior fabrics operations through the Company's mass customization production strategy and its "war-on-waste" initiative. The Company's interior fabrics business also experienced decreased manufacturing costs as a result of continued efficiencies generated from the new, state-of-the-art yarn manufacturing facility in Guilford, Maine.

       Selling, general and administrative expenses, as a percentage of net sales, decreased to 24.5% in the quarter ended July 5, 1998 compared to 24.6% in the same period in 1997, primarily as a result of improved cost containment measures worldwide in the second quarter. However, the SG&A cost-to-sales ratio increased to 24.9% in the six-month period ended July 5, 1998 compared to 24.5% in the same period in 1997. The increase was attributable primarily to (i) the continued development of the Re:Source Americas network infrastructure and (ii) consulting and development expenses associated with the Year 2000 initiative.

       Other expense decreased $0.5 million in the second quarter of 1998 compared to the second quarter of 1997, due primarily to a reduction in bank debt as a result of the application of the proceeds of the Company's public offering of Class A Common Stock early in the quarter. However, other expense increased $0.3 million in the first six months of 1998 compared to the first six months of 1997, due primarily to higher overall levels of bank debt incurred as a result of the Company's acquisitions.

       As a result of the aforementioned factors, the Company's net income increased 46.5% to $11.7 million and 53.3% to $21.9 million, respectively, for the three month and six month periods ended July 5, 1998, compared to the same periods in 1997.

Liquidity and Capital Resources
-------------------------------

       The Company's primary sources of cash during the six months ended July 5, 1998 were (i) $69.6 from the issuance of common stock, and (ii) $6.9 from long-term financing. The primary uses of cash during the six months ended July 5, 1998 were (i) $36 million associated with acquisitions, (ii) $20.8 million for additions to property and equipment in the Company's manufacturing facilities, and (iii) $6.3 million for working capital purposes.

       The Company amended its senior credit facility in the second quarter of 1998. The amendments, among other things,
(i) eliminated the $120 million term portion of the facility,
(ii) increased the revolving credit limit under the facility from $250 million to $300 million, and (iii) eliminated the requirement that the facility be secured by the pledge of the stock of the Company's operating subsidiaries. Management believes that cash provided by operations and long-term loan commitments (including the senior credit facility) will provide adequate funds for current commitments and other requirements in the foreseeable future.

Year 2000
---------

       As is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. The Company has done a comprehensive review of its computer programs to identify the systems that would be affected by the Year 2000 issue. The Company has retained IBM Corporation to assist in its Year 2000 conversion process.

       The Company categorizes its systems into one of two categories: those that are linked to the Company's AS-400 computer network ("IT Systems"), and those that are not ("Non-IT Systems"). The Company currently estimates the total cost of modifying its IT Systems to be Year 2000 ready to be approximately $19 million. Of such amount, approximately $10 million is attributable to the cost of new hardware and software which will be required in connection with the global consolidation of the Company's management and financial accounting systems. This new equipment and upgraded technology will have a definable value lasting beyond the Year 2000. In these instances, where Year 2000 compliance is ancillary, the Company intends to capitalize and depreciate such costs. The remaining $9 million (based on current estimates) will be expensed as incurred. With respect to Non-IT Systems, the Company currently estimates the total cost of the modifications necessary to be Year 2000 ready to be approximately $2 million, although it could be more.

       During the quarter ended July 5, 1998, the Company expensed approximately $1.5 million in regards to modifications of both IT Systems and Non-IT Systems. To date, the Company has expensed approximately $2.5 million in the aggregate in regards to such modifications. The Company currently anticipates that the modifications to both its IT Systems and its Non-IT Systems will be completed by the end of the first quarter of 1999, although it could be later. The balance of 1999 will then be available for testing the modifications, as well as for training employees in the use of new hardware and software.

       The Company is still in the process of reviewing its Year 2000 exposure to third party customers, distributors and suppliers. The Company's most reasonably likely worst case Year 2000 scenario is that a key supplier's systems will malfunction and, as a result, the Company will suffer a period of business interruption during which it is unable to meet related
obligations to its customers.   The Company is currently unaware
of any Year 2000 problems faced by any third party customers, distributors or suppliers which are likely to have a material adverse effect on the Company. However, many third parties are reluctant to provide detailed information concerning the status of their Year 2000 readiness, particularly if they have not completed their analysis of their systems.

       There can be no guarantee that the foregoing cost estimates or deadlines will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of suppliers, customers and other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 ready, the ability to locate and correct all relevant computer codes and similar uncertainties. The Company is in the process of developing contingency plans for such scenarios, including identifying substitute suppliers for key materials.

Derivative Financial Instruments
--------------------------------

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

       Management of the Company has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. The Company enters into interest rate swap agreements, which maintain the fixed/variable mix within these defined parameters. In these swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR (London Interbank Offered Rate). At July 5, 1998, the Company had utilized interest rate swap agreements to effectively convert approximately $64.5 million of variable rate debt to fixed rate debt. The weighted average rate on these borrowings was 6.6% at July 5, 1998. The interest rate swap agreements have maturity dates ranging from five to 24 months.

       The purpose of the Company's foreign currency hedging activities is to reduce the risk that the eventual local currency inflows resulting from sales to foreign customers will be adversely affected by changes in exchange rates. The Company enters into forward exchange and currency swap contracts to hedge certain firm sales commitments denominated in foreign currencies. At July 5, 1998, the Company had approximately $14.5 million (notional amount) of foreign currency hedge contracts outstanding. The contracts served to hedge firmly committed Dutch guilder, German mark, Japanese yen, French franc, British pound sterling, and other foreign currency revenues. The contracts generally have maturity dates of six to nine months.

       The Company, as of July 5, 1998, recognized a $3.7 million increase in its foreign currency translation adjustment account compared to December 27, 1998, because of the weakening of the Dutch guilder and certain other currencies against the U.S. dollar. The increase was associated primarily with the Company's investments in certain foreign subsidiaries located in Continental Europe. The translation adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 52.

Forward-Looking Statements
--------------------------

       THIS FORM 10-Q CONTAINS STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THE RISKS AND UNCERTAINTIES DISCUSSED IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997, WHICH DISCUSSION IS INCORPORATED HEREIN BY THIS REFERENCE.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.


                   PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            In February 1998, the Company sent two "cease and desist" letters to Collins & Aikman Floorcoverings, Inc. ("CAF"), demanding that CAF cease manufacturing certain carpet products which the Company believes infringe upon certain of the Company's copyrighted product designs. The Company and CAF subsequently began settlement negotiations in an attempt to resolve the Company's claims.

            On July 28, 1998, CAF filed a complaint (the
"Complaint") against the Company and certain other parties in the U.S. District Court for the Northern District of Georgia, Atlanta Division. In the Complaint, CAF alleges that the Company has infringed upon certain of CAF's copyrighted product designs. The Complaint also contains a claim against the Company for tortious interference with contractual rights relating to a consulting agreement between CAF and David Oakey, a former consultant of CAF and current consultant of the Company. CAF is seeking damages and injunctive relief in connection with the foregoing claims. Based upon investigations conducted to date, the Company believes CAF's claims are unfounded and that the Company has meritorious defenses to such claims. Moreover, the Company intends to aggressively assert its various claims against CAF.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not applicable.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The Company held its annual meeting of shareholders on May 19, 1998.

       (b)  Not applicable.

       (c) The matters considered at the annual meeting, and the votes cast for, against or withheld, as well as the number of abstentions, relating to each matter, are as follows:

            (i)  Election of the following directors:

                  Class A                              For                   Withheld
                  -------                              ---                   --------
                  Dianne Dillon-Ridgley            17,174,415                 227,095
                  Carl I. Gable                    16,776,215                 625,295
                  Dr. June M. Henton               17,117,265                 226,245
                  J. Smith Lanier, II              17,140,715                 260,795
                  Clarinus C. Th. van Andel        17,175,265                 226,245

                  Class B                              For                    Withheld
                  -------                              ---                    --------
                  Ray C. Anderson                   2,233,566                   0
                  Brian L. Demoura                  2,233,566                   0
                  Charles R. Eitel                  2,233,566                   0
                  Daniel T. Hendrix                 2,233,566                   0
                  Leonard G. Saulter                2,233,566                   0
                  John H. Walker                    2,233,566                   0
                  Gordon Whitener                   2,233,566                   0

                 (ii) Proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 40,000,000 shares to 80,000,000 shares:

                 Class A
                 -------
                 For:       16,299,936
                 Against:    1,080,722
                 Abstain:       20,852

                 Class B
                 -------
                 For:         2,233,566
                 Against:             0
                 Abstain:             0

    (d)     Not applicable.

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed with this report:

      EXHIBIT
      NUMBER  DESCRIPTION OF EXHIBIT
      ------  -----------------------
      3.1     Restated Articles of Incorporation.

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

      10.1 Third Amended and Restated Credit Agreement, dated as of June 30, 1998, among the company, Interface Europe, B.V., Interface Europe, Ltd., the Lenders listed therein, SunTrust Bank, Atlanta and the First National Bank of Chicago.

      27.1    Financial Data Schedule (for SEC use only).

      (b) No reports on Form 8-K were filed during the quarter ended April 5, 1998.

                                SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTERFACE, INC.

Date: August 17, 1998                        By: /s/ Daniel T. Hendrix
                                                 Daniel T. Hendrix
                                                 Senior Vice President
                                                 (Principal Financial Officer)

                              EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit


 3.1    Restated Articles of Incorporation

10.1    Third Amended and Restated Credit Agreement, dated as of June 30,
        1998, among the Company, Interface Europe, B.V., Interface Europe, Ltd., the Lenders listed therein, SunTrust Bank, Atlanta and the First National Bank of Chicago.

27.1    Financial Data Schedule.