Form 10-Q
period 1998-10-04
INTERFACE INC
filed 1998-11-18
CIK 715787

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For Quarterly Period Ended October 4, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  / X /  No /   /

Shares outstanding of each of the registrant's classes of common stock at November 9, 1998:

             Class                                  Number of Shares
             -----                                  ----------------
Class A Common Stock, $.10 par value per share       46,779,052
Class B Common Stock, $.10 par value per share        5,607,761

                                                               INTERFACE, INC.

                                                                    INDEX

                                                                                                   PAGE
 PART I.     FINANCIAL INFORMATION

             Item 1.    Financial Statements                                                          3

                        Balance Sheets - October 4, 1998 and December 28, 1997                        3

                        Statements of Income - Three Months and Nine Months Ended                     4
                        October 4, 1998 and September 28, 1997

                        Statements of Comprehensive Income - Three Months and Nine Months             4
                        Ended October 4, 1998 and September 28, 1997

                        Statements of Cash Flows - Nine Months                                        5
                        Ended October 4, 1998 and September 28, 1997

                        Notes to Financial Statements                                                 6


             Item 2.    Management's Discussion and Analysis of Financial Condition and              12
                        Results of Operations


             Item 3.    Quantitative and Qualitative Disclosures about Market Risk                   14

 PART II.    OTHER INFORMATION

             Item 1.    Legal Proceedings                                                            14

             Item 2.    Changes in Securities and Use of Proceeds                                    15

             Item 3.    Defaults Upon Senior Securities                                              15

             Item 4.    Submission of Matters to a Vote of Security Holders                          15

             Item 5.    Other Information                                                            15

             Item 6.    Exhibits and Reports on Form 8-K                                             15

                                                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                        INTERFACE, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)

                                                                                OCTOBER 4,       DECEMBER 28,
                                                                                  1998              1997
                                                                                  ----              ----
 ASSETS
 ------
 CURRENT ASSETS:
   Cash and Cash Equivalents                                                 $   16,044           $ 10,212
   Accounts Receivable                                                          210,920            177,977
   Inventories                                                                  200,992            157,630
   Deferred Tax Asset                                                             5,236              5,156
   Prepaid Expenses                                                              33,687             24,265
                                                                             ----------           --------
     TOTAL CURRENT ASSETS                                                       466,879            375,240

 PROPERTY AND EQUIPMENT, less
   accumulated depreciation                                                     247,877            228,781
 EXCESS OF COST OVER NET ASSETS ACQUIRED                                        302,435            278,597
 OTHER ASSETS                                                                    57,946             46,945
                                                                             ----------           --------
                                                                             $1,075,137           $929,563
                                                                             ==========           ========
 LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes Payable                                                             $   30,721          $  22,264
   Accounts Payable                                                              68,776             79,279
   Accrued Expenses                                                              99,407             87,543
   Current Maturities of Long-Term Debt                                           2,867              2,751
                                                                             ----------           --------
     TOTAL CURRENT LIABILITIES                                                  201,771            191,837

 LONG-TERM DEBT, less current maturities                                        283,562            264,499
 SENIOR SUBORDINATED NOTES                                                      125,000            125,000
 DEFERRED INCOME TAXES                                                           32,479             28,873
                                                                             ----------           --------
     TOTAL LIABILITIES                                                          642,812            610,209
                                                                             ----------           --------

 Minority Interest                                                                2,989              2,989
   Common Stock                                                                   5,970              2,776
   Additional Paid-In Capital                                                   231,323            161,584
   Retained Earnings                                                            228,081            197,906
   Accumulated Other Comprehensive Income - Foreign Currency
      Translation                                                               (15,757)           (28,155)
   Treasury Stock, 7,375
       Class A Shares, at Cost                                                  (20,281)           (17,746)
                                                                             ----------           --------
                                                                             $1,075,137           $929,563
                                                                             ==========           ========
See accompanying notes to consolidated condensed financial statements.


                                                        INTERFACE, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                  (UNAUDITED)

                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     ------------------                  -----------------
                                                                OCTOBER 4,        SEPTEMBER 28,       OCTOBER 4,      SEPTEMBER 28,
                                                                   1998               1997              1998              1997
                                                                   ----               ----              ----              ----
 Net Sales                                                      $ 328,264          $ 297,352         $ 964,080         $ 826,443
 Cost of Sales                                                    215,005            196,699           637,414           553,473
                                                                ---------          ---------         ---------         ---------
 Gross Profit on Sales                                            113,259            100,653           326,666           272,970
 Selling, General and Administrative Expenses                      80,685             74,056           238,885           203,867
                                                                ---------          ---------         ---------         ---------
   Operating Income                                                32,574             26,597            87,781            69,103
 Other (Expense) Income - Net                                     (10,136)            (9,234)          (29,626)          (28,393)
                                                                ---------          ---------         ---------         ---------
   Income before Taxes on Income                                   22,438             17,363            58,155            40,710
 Taxes on Income                                                    8,078              6,852            21,848            15,886
                                                                ---------          ---------         ---------         ---------
 Net Income                                                     $  14,360          $  10,511         $  36,307         $  24,824
                                                                =========          =========         =========         =========
 Basic Earnings Per Share                                             .27               .22                .70               .53
                                                                =========          =========         =========         =========
 Diluted Earnings Per Share                                           .27               .21                .69               .52
                                                                =========          =========         =========         =========
 Average Shares Outstanding -- Basic                               52,462             48,030            51,773            46,816
                                                                =========          =========         =========         =========
 Average Shares Outstanding -- Diluted                             54,105             48,940            52,916            47,726
                                                                =========          =========         =========         =========
See accompanying notes to consolidated condensed financial statements.


                                                        INTERFACE, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                  (UNAUDITED)

                                                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    ------------------                   -----------------
                                                                OCTOBER 4,       SEPTEMBER 28,      OCTOBER 4,       SEPTEMBER 28,
                                                                   1998              1997              1998              1997
                                                                   ----              ----              ----              ----
Net Income                                                      $ 14,360          $ 10,511          $ 36,307          $ 24,824
Other Comprehensive Income, Foreign
    Currency Translation Adjustment                               16,140            (7,458)           12,398           (22,910)
                                                                --------          --------          --------          --------
Comprehensive Income                                            $ 30,500          $  3,053          $ 48,705          $  1,914
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

                                                        INTERFACE, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                          -----------------
                                                                  OCTOBER 4,          SEPTEMBER 28,
                                                                     1998                 1997
                                                                     ----                 ----
                                                                             (IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:                             $28,419               $25,332
                                                                   -------               -------

 INVESTING ACTIVITIES:
   Capital expenditures                                            (28,998)              (33,963)
   Acquisitions of businesses                                      (62,800)              (34,647)
   Other                                                            (6,369)               (7,601)
                                                                   -------               -------
                                                                   (98,167)              (76,211)
                                                                   -------               -------
 FINANCING ACTIVITIES:
   Net borrowing (reduction) of long-term debt                      14,997                50,546
   Issuance/Repurchase of common stock                              68,121                 5,513
   Dividends paid                                                   (6,134)               (4,626)
                                                                   -------               -------
                                                                    76,984                51,433
                                                                   -------               -------
   Net cash provided by (used for) operating,
    investing and financing activities                               7,236                   554
   Effect of exchange rate changes on cash                          (1,404)                  300
                                                                   -------               -------

 CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the period                         5,832                   854
   Balance at beginning of period                                   10,212                 8,762
                                                                   -------               -------
   Balance at end of period                                        $16,044               $ 9,616
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

NOTE 2 - INVENTORIES

                        Inventories are summarized as follows:

                                              October 4,              December 28,
                                                1998                      1997
                                             -----------              ------------
                 Finished Goods               $125,095                 $ 91,016
                 Work in Process                32,580                   29,094
                 Raw Materials                  43,317                   37,520
                                              --------                 --------
                                              $200,992                 $157,630
                                              ========                 ========

NOTE 3 - BUSINESS ACQUISITIONS AND DIVESTITURES

     During the first three quarters of 1998, the Company acquired four floorcovering contractors (Carpet Workshop, Inc., based in Florida; Kustom Carpet Services, Inc., based in Washington, D.C.; Corporate Floorworks, Inc., based in Indiana; and J. Graham Carpet Co., Inc., based in New York), three carpet maintenance companies (Castle Carpet Care, Inc., based in the State of Washington; G&H Services, Inc., based in Connecticut, and Oldtown Carpet Cleaning Services, Inc., based in North Carolina) and a floorcovering installation company (Wallum Floors, Inc., based in New Jersey). The Company also acquired Atlantic Access Flooring, Inc., a raised/access flooring manufacturer based in Maryland; and the vinyl floorcoverings business of Scan-Lock A/S, based in Denmark. As consideration, the Company paid $12.9 million and issued 113,562 shares of Common Stock valued at approximately $1.65 million. All transactions have been accounted for as purchases, and accordingly, the results of operations of the acquired companies have been included within the consolidated financial statements since their respective acquisition dates. The excess of the purchase price over the fair value of the net assets acquired was approximately $8.5 million and is being amortized over 25 years.

     On December 30, 1997, the Company completed the acquisition of the European carpet businesses of Readicut International plc ("Readicut"), for approximately $50 million. The Company subsequently sold Readicut's Network Flooring dealer division, and it is considering the sale of certain additional assets acquired from Readicut. The retained businesses include Firth Carpets Ltd., based in Brighouse, West Yorkshire, a leading manufacturer of high quality woven and tufted carpet primarily for the contract markets; and a 40% interest in Vebe Floorcoverings BV, located in the Netherlands, a leading manufacturer of needle punch carpet.

     In December 1997, the Company sold certain assets related to the commercial manufacture of zinc diacrylate, a chemical compound used in the production of golf balls, for $14.1 million in cash. An immaterial gain was realized on the sale. The Company generated 1997 sales of $7.9 million and operating income of $1.1 million related to the manufacture of this chemical compound.

     During 1997, the Company acquired 100% of the outstanding capital stock of four floorcovering contractors: Canaan Corporation, based in Connecticut; Carpet Services of Tampa, Inc., based in Florida; Floormart, Inc., based in California; and Carpet Solutions Holdings Pty Ltd., based in Queensland, Australia. These contractors are engaged primarily in the sale and installation of commercial floorcoverings. The Company also acquired 100% of the outstanding capital stock of Facilities Resource Group, Inc., an office furniture installation company. As consideration, the Company issued 515,168 shares of Class A Common Stock valued at approximately $3.5 million and paid $11.1 million in cash. All transactions have been accounted for as purchases, and accordingly, the results of operations of the acquired companies have been included within the consolidated financial statements since their respective acquisition dates. The excess of the purchase price over the fair value of the net assets acquired was approximately $17.5 million and is being amortized over 25 years.

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


NOTE 4 - CONCURRENT PUBLIC OFFERINGS

     On April 2, 1998, the Company completed concurrent public offerings of $150 million aggregate principal amount of 7.30% Senior Notes due 2008 and 3,450,000 shares of Class A Common Stock. The Company used the net proceeds of both offerings of $212.7 million to reduce amounts outstanding under its senior credit facility, and for general corporate purposes, including working capital and acquisitions.

NOTE 5 - STOCK SPLIT

     On June 15, 1998, the Company paid a two-for-one stock split, effected in the form of a 100% stock dividend, to all common shareholders of record as of June 1, 1998. In connection with the stock split, the Company issued 29,690,566 shares of Common Stock in the aggregate (including treasury shares). All earlier references to shares of the Company's Common Stock contained elsewhere in these Notes have been retroactively adjusted to reflect the stock split.


NOTE 6 - STOCK REPURCHASES

     The Company has recently adopted a share repurchase program, pursuant to which it is authorized to repurchase up to 2,000,000 shares of Common Stock in the open market over the next two years. During the third quarter, the Company repurchased an aggregate of 175,000 shares of Common Stock under this program, at prices ranging from $12.86 to $16.78 per share.


NOTE 7 - EARNINGS PER SHARE AND DIVIDENDS

     In March 1997, the FASB issued SFAS 128, "Earnings per Share." The new Standard simplifies the computation of earnings per share and requires presentation of two amounts, basic and diluted earnings per share. As required by the Standard, the Company has retroactively restated earnings per share data for all periods presented.

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period.
Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 51,773 shares and 46,816 shares outstanding for the periods ended October 4, 1998 and September 28, 1997, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 52,916 shares and 47,726 shares outstanding for the periods ended October 4, 1998 and September 28, 1997, respectively. For the purposes of computing earnings per common share and dividends per common share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary and the shares recently repurchased in the open market (an aggregate of 7,375,000 Class A shares recorded at cost).

     The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

                                   (In Thousands Except Per Share)

                                                                    Average
For the Nine-Month                                                   Shares                Earnings
Period Ended                               Net Income              Outstanding            Per Share
------------------------------------------------------------------------------------------------------------
October 4, 1998                             $ 36,307                 51,773                 $ .70
Effect of Dilution:

   Options                                        --                  1,143
                                            -----------------------------------------------------

Diluted                                     $ 36,307                 52,916                 $ .69
                                            =====================================================

------------------------------------------------------------------------------------------------------------

September 28, 1997                          $ 24,824                 46,816                 $ .53
Effect of Dilution:
   Options                                        --                   740
   Convertible Debt                              120                   170
                                            -----------------------------------------------------

Diluted                                     $ 24,944                 47,726                 $ .52
                                            =====================================================

------------------------------------------------------------------------------------------------------------

NOTE 8 - COMPREHENSIVE INCOME

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

NOTE 9 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

       The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 7.3% senior notes due 2008 and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

                                                       INTERFACE, INC. AND SUBSIDIARIES
                                              NOTE 9 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

                                                           STATEMENT OF INCOME
                                                FOR THE NINE MONTHS ENDED OCTOBER 4, 1998

                                                                       INTERFACE,        CONSOLIDATION
                                                        NON-              INC.                AND
                                     GUARANTOR        GUARANTOR         (PARENT           ELIMINATION         CONSOLIDATED
                                   SUBSIDIARIES     SUBSIDIARIES      CORPORATION)          ENTRIES              TOTALS
                                   ------------     ------------      ------------          -------              ------
                                                                   (IN THOUSANDS)
 Net sales                            $751,771        $332,532     $         -           $ (120,223)            $964,080

 Cost of sales                         530,845         226,792               -             (120,223)             637,414
                                      --------        --------     -----------           ----------             --------
 Gross profit on sales                 220,926         105,740               -                    -              326,666
 Selling, general and                  152,397          66,320          20,168                    -              238,885
 administrative expenses              --------        --------     -----------           ----------             --------

  Operating income                      68,529          39,420         (20,168)                   -               87,781
 Other expense (income)                 12,625           5,103          11,898                    -               29,626
                                      --------        --------     -----------           ----------             --------
 Income before taxes on income          55,904          34,317         (32,066)                                   58,155
 and Equity in income of
 subsidiaries

 Taxes on income                        21,523          13,212         (12,887)                  -               21,848
                                      --------        --------     -----------           ----------             --------
 Equity in income of subsidiaries            -               -          55,486              (55,486)                   -
                                      --------        --------     -----------           ----------             --------
 Net income applicable to             $ 34,381        $ 21,105     $    36,307           $  (55,486)            $ 36,307
 common shareholders                  ========        ========     ===========           ==========             ========

                                                                       BALANCE SHEET

                                                                      OCTOBER 4, 1998

                                                                                       CONSOLIDATION
                                                        NON-       INTERFACE, INC.          AND
                                     GUARANTOR       GUARANTOR         (PARENT          ELIMINATION       CONSOLIDATED
                                    SUBSIDIARIES    SUBSIDIARIES     CORPORATION)         ENTRIES            TOTALS
                                    ------------    ------------   ---------------        -------            ------
                                                                    (IN THOUSANDS)
                                                                      <C.
 ASSETS
 Current Assets:
   Cash and cash equivalents          $  2,963        $  5,157        $  7,924        $         0         $   16,044
   Accounts receivable                 141,663          93,437         (24,180)                 0            210,920
   Inventories                         131,351          69,641               0                  0            200,992
   Miscellaneous                        10,487          26,222           2,214                  0             38,923
                                      --------        --------        --------        -----------         ----------
      Total current assets             286,464         194,457         (14,042)                 0            466,879

 Property and equipment
 less accumulated depreciation         153,236          86,350           8,291                  0            247,877
 Investment in subsidiaries            138,088          15,799         373,895           (527,782)                 0
 Miscellaneous                         196,619          36,902         570,054           (745,629)            57,946
 Excess of cost over net assets
 acquired                              178,912         110,445          13,078                  0            302,435
                                      --------        --------        --------        -----------         ----------
                                      $953,319        $443,953        $951,276        $(1,273,411)        $1,075,137
                                      ========        ========        ========        ===========         ==========
 LIABILITIES AND COMMON
 SHAREHOLDERS' EQUITY

 Current Liabilities:
   Notes payable                      $ 13,185        $ 17,536        $      0        $         0          $  30,721
   Accounts payable                     39,871          27,200           1,705                  0             68,776
   Accrued expenses                     67,680          53,156         (21,429)                 0             99,407
   Current maturities of long-
      term debt                          1,687           1,180               0                  0              2,867
                                      --------        --------        --------        -----------         ----------
      Total current liabilities        122,423          99,072         (19,724)                 0            201,771

 Long-term debt, less
  current maturities                   256,905          64,310         322,451           (360,104)           283,562
 Senior subordinated notes                   -               -         125,000                  -            125,000
 Deferred income taxes                  15,100           8,600           8,779                  0             32,479
 Minority Interests                          0           2,989               0                  0              2,989
                                      --------        --------        --------        -----------         ----------
      Total liabilities                394,428         174,971         436,506           (360,104)           645,801

 Redeemable preferred stock             57,891               0               0            (57,891)                 0
 Common stock                           93,889         102,199           5,970           (196,088)             5,970

 Additional paid-in capital            189,740          11,030         231,323           (200,770)           231,323
 Retained earnings                     220,126         165,398         280,834           (438,277)           228,081
 Foreign currency translation
 adjustment                             (2,755)         (9,645)         (3,357)                 0            (15,757)
 income
 Treasury stock, 7,375,000 Class A
     shares, at cost                         0               0               0            (20,281)           (20,281)
                                      --------        --------        --------        -----------         ----------
                                      $953,319        $443,953        $951,276        $(1,273,411)        $1,075,137
                                      ========        ========        ========        ===========         ==========

                                                         STATEMENT OF CASH FLOWS
                                                           FOR THE NINE MONTHS

                                                          ENDED OCTOBER 4, 1998

                                                                                     INTERFACE,     CONSOLIDATION
                                                                       NON-             INC.             AND
                                                   GUARANTOR        GUARANTOR         (PARENT        ELIMINATION      CONSOLIDATED
                                                  SUBSIDIARIES     SUBSIDIARIES     CORPORATION)       ENTRIES           TOTALS
                                                  ------------     ------------     ------------       -------           ------
                                                                                   (IN THOUSANDS)
 Net cash provided by operating activities           $ 7,004          $23,378          $(1,963)      $     0            $28,419

 Cash flows from operating activities:
 Cash flows from investing activities:
    Purchase of plant and equipment                  (15,393)         (11,886)          (1,719)            0            (28,998)
    Acquisitions, net of cash acquired                     0                0          (62,800)            0            (62,800)
    Other assets                                           0                0           (6,369)            0             (6,369)
                                                     -------          -------          -------       -------            -------
 Net cash provided by (used in) investing
 activities                                          (15,393)         (11,886)         (70,888)            0            (98,167)

 Cash flows from financing activities:

    Net borrowings (repayments)                        6,991          (11,433)          19,439             0             14,997
    Proceeds from issuance of common stock                 0                0           68,121             0             68,121
    Cash dividends paid                                    0                0           (6,134)            0             (6,134)
                                                     -------          -------          -------       -------            -------
 Net cash provided by (used in) financing
 activities                                            6,991          (11,433)          81,426             0             76,984
                                                     -------          -------          -------       -------            -------
 Effect of exchange rate change on cash                    0           (1,404)               0             0             (1,404)
                                                     -------          -------          -------       -------            -------
 Net increase (decrease) in cash                      (1,398)          (1,345)           8,575             0              5,832
 Cash at beginning of year                             4,361            6,502             (651)            0             10,212
                                                     -------          -------          -------       -------            -------
 Cash at end of year                                 $ 2,963          $ 5,157          $ 7,924       $     0            $16,044
                                                     =======          =======          =======       =======            =======

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

General

       The Company's revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics and specialty products. During the quarter ended October 4, 1998, the Company had revenues and net income of $328.3 million and $14.4 million, respectively.

       The Company's business, as well as the commercial interiors market in general, is somewhat cyclical in nature. The Company's strong financial performance in recent years is attributable in part to increased U.S. demand for its products, resulting from a recovery in the U.S. commercial office market which began in the mid-1990's. Although orders for certain of the Company's products have recently begun to slow, overall demand for the Company's products in the U.S. continues to be solid. However, a downturn in the market could lessen the overall demand for commercial interiors products and could impair the Company's growth.

       The Company's growth could also be impacted by international developments. Specifically, countries in the Asia-Pacific region have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses have adversely affected demand for the Company's products. However, sales in the Asia-Pacific region represented only 4% of the Company's sales during the quarter ended October 4, 1998. Management is considering whether to rationalize and restructure operations in certain countries where the Company has underperformed management's expectations or where consolidation opportunities exist.

Results of Operations

       For the three month and nine month periods ended October 4, 1998, the Company's net sales increased $30.9 million (10.4%) and $137.6 million (16.7%), respectively, compared with the same periods in 1997. These increases were primarily attributable to increased sales volume (i) of products and related services in the Company's U.S. floorcovering operations, due to increased demand for and increased market share of its modular carpet products, as well as additional sales generated by the Re:Source Americas network, (ii) of floorcovering products in Europe as a result of the acquisition of Firth Carpets early in the first quarter of 1998, and (iii) in the Company's interior fabrics operations due to increased demand for the Company's lighter weight, higher margin fabric products. These increases were offset somewhat by decreased sales volume (i) in the Company's Asia-Pacific division due to the economic turmoil in Asia,
(ii) in the Company's architectural products division, and (iii) of modular carpet products in the United Kingdom.

       Cost of sales, as a percentage of sales, decreased to 65.5% and 66.1%, respectively, for the three month and nine month periods ended October 4, 1998, when compared to 66.2% and 67.0% for the same periods in 1997. The decrease was attributable to (i) increased profitability in the Company's Interface Americas Workplace Solutions unit (comprised of the Re:Source Americas network and the Company's other service businesses), (ii) economies of scale associated with increased sales volume in the Company's floorcovering and interior fabrics operations, (iii) decreased manufacturing costs in the Company's floorcovering and interior fabrics operations through the Company's QUEST waste reduction initiative, and (iv) a favorable product mix.

The Company's interior fabrics business also experienced decreased manufacturing costs as a result of continued efficiencies generated from the new, state-of-the-art yarn manufacturing facility in Guilford, Maine.

       Selling, general and administrative expenses, as a percentage of net sales, decreased to 24.6% in the quarter ended October 4, 1998 compared to 24.9% in the same period in 1997, primarily as a result of improved cost containment measures worldwide in the third quarter. However, the SG&A cost-to-sales ratio increased to 24.8% in the nine-month period ended October 4, 1998 compared to 24.7% in the same period in 1997. The increase was attributable primarily to (i) the continued development of the Re:Source Americas network infrastructure and (ii) consulting and development expenses associated with the Year 2000 initiative.

       For the three month and nine month periods ended October 4, 1998, other expense increased $0.9 million and $1.2 million, respectively, compared to the same periods in 1997, due primarily to higher overall levels of bank debt incurred as a result of the Company's acquisitions.

       As a result of the aforementioned factors, the Company's net income increased 36.6% to $14.4 million and 46.3% to $36.3 million, respectively, for the three month and nine month periods ended October 4, 1998, compared to the same periods in 1997.

Liquidity and Capital Resources

       The Company's primary sources of cash during the nine months ended October 4, 1998 were (i) $68.1 from the issuance (net of repurchases) of Common Stock, (ii) $28.4 from operating activities, and (iii) $15.0 from long-term financing. The primary uses of cash during the nine months ended October 4, 1998 were (i) $62.8 million associated with acquisitions, and (ii) $29.0 million for additions to property and equipment in the Company's manufacturing facilities. Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.

       The Company has recently adopted a share repurchase program, pursuant to which it is authorized to repurchase up to 2,000,000 shares of Common Stock in the open market over the next two years. During the third quarter, the Company repurchased an aggregate of 175,000 shares of Common Stock under this program, at prices ranging from $12.86 to $16.78 per share.

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

       During the quarter ended October 4, 1998, the Company expensed approximately $2.5 million in regards to modifications of both IT Systems and Non-IT Systems. To date, the Company has expensed approximately $5.5 million in the aggregate in regards to such modifications. The Company currently anticipates that the modifications to both its IT Systems and its Non-IT Systems will be completed by the end of the second quarter of 1999, although it could be later. The balance of 1999 will then be available for testing the modifications, as well as for training employees in the use of new hardware and software.

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


Derivative Financial Instruments

       The Company employs the use of derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign currency exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the fluctuations in value of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. The Company monitors the use of derivative financial instruments through the use of objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. The Company has established strict counter party credit guidelines and only enters into transactions with financial institutions of investment grade or better. As a result, the Company considers the risk of counter party default to be minimal.

       Management of the Company has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. The Company enters into interest rate swap agreements, which maintain the fixed/variable mix within these defined parameters. In these swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR (London Interbank Offered Rate). At October 4, 1998, the Company had utilized interest rate swap agreements to effectively convert approximately $45 million of variable rate debt to fixed rate debt. The weighted average rate on these borrowings was 6.9% at October 4, 1998. The interest rate swap agreements have maturity dates ranging from five to 24 months.

       The purpose of the Company's foreign currency hedging activities is to reduce the risk that the eventual local currency inflows resulting from sales to foreign customers will be adversely affected by changes in exchange rates. The Company enters into forward exchange and currency swap contracts to hedge certain firm sales commitments denominated in foreign currencies. At October 4, 1998, the Company had approximately $14.5 million (notional amount) of foreign currency hedge contracts outstanding. The contracts served to hedge firmly committed Dutch guilder, German mark, Japanese yen, French franc, British pound sterling, and other foreign currency revenues. The contracts generally have maturity dates of six to nine months.

       The Company, as of October 4, 1998, recognized a $12.4 million decrease in its foreign currency translation adjustment account compared to December 27, 1998, because of the strengthening of certain currencies against the U.S. dollar. The decrease was associated primarily with the Company's investments in certain foreign subsidiaries located in Continental Europe. The translation adjustment to shareholders' equity was converted by the guidelines of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 52.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

                      PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            In February 1998, the Company sent two "cease and desist" letters to Collins & Aikman Floorcoverings, Inc. ("CAF"), demanding that CAF cease manufacturing certain carpet products which the Company believes infringe upon certain of its copyrighted product designs.
The Company and CAF subsequently began settlement negotiations in an attempt to resolve the Company's claims.

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

            On September 28, 1998, the Company filed its Answer and Counterclaims to the Complaint, which includes certain counterclaims against CAF for copyright infringement. The Company continues to believe that CAF's claims are unfounded and that the Company has meritorious defenses to such claims. Moreover, the Company intends to aggressively assert its claims against CAF.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

       During the fiscal quarter ended October 4, 1998, the Company issued an aggregate of 113,562 shares of its Common Stock that were not registered under the Securities Act of 1933 (the "Securities Act"). The shares, in combination with cash, were issued as consideration in the acquisitions of Kustom Carpet Services, Inc. and Oldtown Carpet Cleaning Service, Inc., to two individuals. The market price on the dates of issuance ranged from $12.00 per share to $12.25 per share. The issuance of the foregoing shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed with this report:


 EXHIBIT
 NUMBER        DESCRIPTION OF EXHIBIT
 -------       ----------------------
 3.1           Restated Articles  of Incorporation (included as Exhibit 3.1 to  the Company's quarterly report  on Form 10-Q for  the quarter  ended  July 5,  1998,  previously  filed with  the  Commission and  incorporated  herein by reference).

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

 10.1          Split Dollar  Insurance Agreement, dated effective as of  February 21, 1997, among the Company and Charles R.
               Eitel.

 10.2          Split Dollar Insurance Agreement,  dated effective as of February 21, 1997,  among the Company and  Daniel T.
               Hendrix.
 10.3
               Split Dollar Insurance Agreement, dated  effective as of February  21, 1997, among the Company  and Gordon D.
               Whitener.

 27.1          Financial Data Schedule (for SEC use only).

 (b)           No reports on Form 8-K were filed during the quarter ended October 4, 1998.




                               SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTERFACE, INC.

Date: November 16, 1998                      By: /s/  Daniel T. Hendrix
                                                Daniel T. Hendrix
                                                Senior Vice President
                                                (Principal Financial Officer)






                             EXHIBIT INDEX


Exhibit
Number                                     Description of Exhibit


10.1         Split Dollar Insurance Agreement, dated effective as of
             February 21, 1997, among the Company and Charles R. Eitel.

10.2         Split Dollar Insurance Agreement, dated effective as of
             February 21, 1997, among the Company and Daniel T. Hendrix.

10.3         Split Dollar Insurance Agreement, dated effective as of
             February 21, 1997, among the Company and Gordon D. Whitener.

27.1         Financial Data Schedule.


