Form 10-K405
period 1999-01-03
INTERFACE INC
filed 1999-04-02
CIK 715787

======================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended January 3, 1999

                      Commission File No: 0-12016


                            INTERFACE, INC.
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Georgia                                58-1451243
    ------------------------         ------------------------------------
    (State of incorporation)         (I.R.S. Employer Identification No.)

           2859 Paces Ferry Road
                Suite 2000
             Atlanta, Georgia                           30339
  ----------------------------------------             --------
  (Address of principal executive offices)             (zip code)

Registrant's telephone number, including area code:  (770) 437-6800

Securities Registered Pursuant to Section 12(b) of the Act:  None

  Securities Registered Pursuant to Section 12(g) of the Act:  Class A
                Common Stock, $0.10 Par Value Per Share
  --------------------------------------------------------------------
                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  /X/    No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 11, 1999 (assuming conversion of Class B Common Stock into Class A Common Stock): $443.9 million (47,038,895 shares valued at the last sales price of $9.44 on March 10, 1999). See Item 12.

     Number of shares outstanding of each of the registrant's classes of Common Stock, as of March 10, 1999:

        Class                                                  Number of Shares
        -----                                                  ----------------
   Class A Common Stock,
   $0.10 par value per share ...................................   46,179,492

   Class B Common Stock,
   $0.10 par value per share ...................................   6,585,158
(/TABLE>

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended January 3, 1999 are incorporated by reference into Parts I and II.

     Portions of the Proxy Statement for the 1999 Annual Meeting of
Shareholders are incorporated by reference into Part III.
=====================================================================

                                PART I
 ITEM 1.   BUSINESS
General

     Interface, Inc. ("Interface" or the "Company ") is a global manufacturer, marketer, installer and servicer of products for the commercial and institutional interiors market. With a 40% market share, the Company is the worldwide leader in the modular carpet segment, which includes both carpet tile and two-meter roll goods.
The Company's BENTLEY MILLS, PRINCE STREET and FIRTH brands are leaders in the high quality, designer-oriented sector of the broadloom segment. The Company provides specialized carpet replacement, installation and maintenance services through Interface Americas
Workplace Solutions. The Company's Interior Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share in excess of 60%. The
Company's specialty products operations produce raised/access flooring systems, antimicrobial additives, adhesives and various other chemical compounds and products. These complementary product offerings, together with an integrated marketing philosophy, enable Interface to take a "total interior solutions" approach to serving the diverse needs of its customers around the world.

     The Company markets products in over 100 countries around the world under such established brand names as INTERFACE and HEUGA in modular carpet; BENTLEY MILLS, PRINCE STREET and FIRTH in broadloom carpets; GUILFORD OF MAINE, STEVENS LINEN, TOLTEC, INTEK, CAMBORNE and
GLENSIDE in interior fabrics and upholstery products; Intersept in chemicals; and C-TEC, ATLANTIC and INTERCELL in raised/access flooring systems. The Company utilizes an internal marketing and sales force of over 1,100 experienced personnel (the largest in the commercial floorcovering industry), stationed at over 100 locations in over 35 countries, to market the Company's carpet products and services in person to its customers. The Company's principal geographic markets are the Americas (68% of 1998 net sales), Europe (28% of 1998 net sales), and Asia-Pacific (4% of 1998 net sales).

     While the Company's net sales from U.S. operations have
historically been derived primarily from the renovation market,
Interface believes that the recovery in the U.S. commercial office market, which began in the mid 1990's, will drive growth in the new construction market over the next several years.  From a high of nearly 24% in 1986, suburban office vacancy rates dropped to a twelve year low of 9.0% as of March 1998, according to CB Commercial/Torto
Wheaton Research.   Although the U.S. commercial office market has
recently experienced weakness in demand, the Company nonetheless believes that this weakness is temporary and that the recovery has not yet run its course.

     In its international markets, the Company expects to benefit from increased use and acceptance of its products. In addition, with the exception of the U.K., the commercial office markets in both
Europe and Asia-Pacific have recently shown signs of recovery.

     For 1998, the Company had net sales and net income of $1.281 billion and $46.4 million (excluding restructuring charges), respectively. Net sales were composed of sales of floorcovering products and related services ($1.019 billion), interior fabrics sales
($213.3 million) and chemical and specialty product sales ($48.8 million), accounting for 79%, 17% and 4% of total net sales, respectively. The Company achieved a compound annual growth rate in its net sales and net income (excluding the 1998 restructuring charge) of 15% and 30%, respectively, over the five-year period from 1994 to 1998.

Recent Developments

  In 1999, the Company introduced a new flooring product marketed under the brand name SOLENIUM. The Company believes that this new product essentially creates a new flooring product category, as it combines the benefits of resilient flooring products, such as hardwoods or linoleum (greater durability and lower maintenance), with those of carpet (increased styling, sound absorption and comfort).
Solenium is manufactured from a specialized fiber which the Company believes provides superior stain resistance qualities. The fiber is woven to create a highly-styled textile flooring product that is supported by the Company's NexStep(TM) backing. Solenium will be offered initially in one-meter modular format.

  During the fourth quarter of 1998, the Company recorded a pre-tax restructuring charge, the first in the Company's history, of $25.3 million ($0.31 per diluted share after tax) related to plant closures and consolidations, an aggregate headcount reduction of approximately
287 salaried and hourly employees in Europe, Asia and the United
States, and the write-down and disposal of certain assets. The restructuring charge is comprised of approximately $13 million of cash expenditures for severance benefits and relocation costs and approximately $12.3 million of non-cash charges, primarily for the write-down of impaired assets. The Company anticipates that the restructuring, which it expects to complete by the end of the third quarter of 1999, will result in annual savings of approximately $8 million. Further discussion concerning the restructuring appears in the Company's Consolidated Financial Statements and Notes thereto contained in the Company's 1998 Annual Report to Shareholders. See
Item 8 below.

  Company Strengths

     Management believes that the Company benefits from several significant competitive advantages, which will assist it in sustaining and enhancing its position as a market leader. The Company's principal strengths include:

        STRONG BRAND NAMES WITH REPUTATION FOR QUALITY AND
     RELIABILITY.   The Company's products are known in the industry
     for their high quality and reliability.  The Company's strong brand names in carpets, interior fabrics, and raised/access flooring systems are leaders in the industry.  INTERFACE and
     HEUGA are the pre-eminent brand names in carpet tiles for
     commercial and institutional use worldwide.  The PRINCE STREET and BENTLEY MILLS brands are rated the number two and three brands, respectively, for carpet design in the U.S. according to a 1998 survey of interior designers published in the FLOOR FOCUS industry publication.  Internationally, Firth Carpets has a reputation in Europe for manufacturing high-quality woven and tufted products.  GUILFORD and CAMBORNE are leading brand names in their respective markets for interior fabrics.

        EFFICIENT AND LOW-COST GLOBAL MANUFACTURING OPERATIONS.   The
     Company's global manufacturing capabilities are an important competitive advantage to Interface in serving the needs of multinational corporate customers who require uniform products and services at their various locations around the world.  Global manufacturing locations enable the Company to compete effectively with local producers in its international markets, while also affording international customers more favorable delivery times and freight costs.  The Company's capital investment program to
     consolidate and modernize the yarn manufacturing operations of its Interior Fabrics Group has resulted in significant
     efficiencies and cost savings, as well as new product
     capabilities.  In addition, this has allowed Interface to respond to a shift in demand towards lighter weight, less expensive fabrics by original equipment manufacturer (OEM) panel fabric customers.

        DEDICATED DISTRIBUTION AND SERVICE CAPABILITY THROUGH
     WORKPLACE SOLUTIONS.   The Company's Workplace Solutions services
     network includes 21 owned and approximately 120 affiliated commercial floorcovering contractors.  The Company believes that the service, marketing and distribution capabilities added by
     Workplace Solutions have resulted in (i) increased sales of
     Company products as contractors in the network have begun to supply Company products on a preferred basis, (ii) enhanced customer satisfaction by assisting customers in the process of selecting, purchasing, installing, maintaining and recycling carpet products, (iii) improved pricing for the Company's
     floorcovering products, and (iv) increased operating margins by consolidating administrative functions and coordinating and streamlining sales efforts by Company and contractor sales personnel.  Workplace Solutions also provides a channel for delivery of a variety of additional services and products offered by the Company.  See "Modular and Broadloom Carpet; Other
     Floorcovering Products -- Services."

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

        AWARD-WINNING AND INNOVATIVE PRODUCT DESIGN AND DEVELOPMENT
     CAPABILITIES.   The Company's product design and development
     capabilities give Interface a significant competitive advantage.
     Interface has an exclusive consulting contract with the leading design firm David Oakey Designs, Inc. ("Oakey Designs") to augment the Company's internal research, development and design staff.  Since engaging Oakey Designs in 1994, the Company has introduced more than 80 new carpet designs in the U.S. and has enjoyed considerable success in winning U.S. carpet industry design awards bestowed by the International Interior Design
     Association (IIDA), particularly in the carpet tile division.  In
     1996, Oakey Designs' services were extended to the Company's international carpet operations.

        SEASONED MANAGEMENT TEAM AND COMMITTED EMPLOYEES.   An
     important component of the Company's recent success has been the continued strengthening of its management team and its commitment to developing and maintaining an enthusiastic and collaborative work force.  In 1993, Ray C. Anderson, the Company's Chairman and
     Chief Executive Officer, hired industry veteran Charles R. Eitel to manage the Company's domestic carpet tile operations.  Mr.
     Eitel became President and Chief Operating Officer of the Company in February 1997.  Mr. Anderson and Mr. Eitel have put in place a team of seasoned executives to manage the Company's continued
     growth and diversification.  In addition, over the past three years, the Company has made a substantial investment in its approximately 7,500 employees worldwide.  In 1997, for example, the Company created an internal employee training and education team, known as One World Learning, which implements
     corporate-wide learning programs.  In 1998, FORTUNE magazine once again rated Interface one of the top 100 employers in the U.S. on the strength of the Company's commitment to its employees.
     FORTUNE has also rated Interface one of the "10 Most Admired
     Companies" in its industry category.

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

        "MASS CUSTOMIZATION".   The Company has implemented aspects of
     its successful U.S. mass customization production initiative at its floorcovering operations in Europe and Asia-Pacific and at its interior fabrics operations.  Through mass customization the
     Company is able to respond to customers' requirements for custom or highly styled products by quickly and efficiently producing both custom samples and the ultimate products, and to more readily determine proven "winners" that can be manufactured for inventory for broader distribution.  Mass customization was introduced to the Company's U.S. carpet tile business in 1994, and its principal components include (i) developing a simplified but versatile yarn utilization system, (ii) investing in highly efficient, state-of-the-art tufting and custom sampling
     equipment, and (iii) utilizing innovative design and styling to create products.  This strategy has resulted in substantial operating improvements in the Company's floorcovering operations, including increased margins and reduced inventory levels of both raw materials and standard products.

        GLOBAL MARKETING AND MANUFACTURING CAPABILITIES.   The
     Company's objective is to use the diverse but complementary nature of its product lines to offer "total interior solutions"
     to its customers worldwide, meeting their diverse needs for products and services.  The Company combines its global marketing and manufacturing capabilities to successfully target
     multinational companies and compete effectively in local markets worldwide.  The Company has a 45-person global account team with responsibility for the Company's largest multinational customers and prospects, and it has implemented a marketing communications network to link its worldwide marketing and sales force.  The
     Company has also consolidated management responsibility for certain key operational areas, which has significantly increased global cooperation and coordination in product planning,
     production and marketing activities -- in effect, "hooking it up"
     worldwide.

        ECOLOGICAL SUSTAINABILITY THROUGH QUEST AND ECOSENSE PROGRAMS.
      In January 1995, the Company began a worldwide war-on-waste initiative referred to internally as "QUEST". Applying a zero-based definition of waste (broadly defined as any measurable cost that goes into manufacturing a product but does not result in identifiable value to the customer), the Company realized an aggregate of approximately $10 million in savings in 1998.
     Management believes the Company can eliminate an additional $10 million of such waste in 1999. The war-on-waste represents a first step in the Company's broader EcoSense initiative, which is the Company's long-range program to achieve greater resource efficiency and, ultimately, ecological "sustainability" -- that is, the point at which Interface is no longer a net "taker" from the earth. The Company believes that its pursuit of these initiatives provides a competitive advantage in marketing its products to an increasing number of customers.

        SELECTIVE STRATEGIC ACQUISITIONS.   The Company has
     successfully expanded its business and product lines through strategic acquisitions.  The Company expanded its carpet
     operations with the acquisitions of Heuga Holding B.V. (now
     Interface Europe B.V.) in 1988, Bentley Mills, Inc. in 1993,
     Prince Street Technologies, Ltd. in 1994 and Firth Carpets in
     1998, while its fabrics business has been expanded significantly with the acquisitions of certain assets of Stevens Linen
     Associates, Inc. in 1993, Toltec Fabrics, Inc. and the Intek
     division of Springs Industries, Inc. in 1995, Camborne in 1997
     and Glenside in 1998.  In addition, the Company's acquisitions of
     Renovisions, Inc. in 1996 and Facilities Resource Group, Inc. in
     1997, and the formation of the Workplace Solutions services network through acquisitions in 1996, 1997 and 1998 have enabled the Company to expand rapidly into a variety of commercial interior services. The Company's 1998 acquisitions of the flooring business of Scan-Lock A/S and Atlantic Access Flooring have broadened the Company's lines of floorcovering products and raised/access flooring systems, respectively. The Company intends to continue to selectively target companies and product lines that complement existing product lines and further the Company's ability to provide total interior solutions for its customers. The Company believes that its cash flow from operations will enable it to continue to capitalize on attractive strategic acquisition opportunities.

  Modular and Broadloom Carpet; Other Floorcovering Products

    PRODUCTS

     The Company is the world's largest manufacturer and marketer of modular carpet, which includes carpet tile and two-meter roll goods, with a 40% worldwide market share. Broadloom carpet generally consists of tufted carpet sold primarily in twelve-foot rolls. The
Company's broadloom carpet operations -- Bentley Mills, Prince Street and Firth Carpets -- focus on the high quality, designer-oriented sector of the U.S. and U.K. broadloom carpet markets. Through a joint venture arrangement with the principals of Condor Carpets, the Company also has a 40% interest in Vebe Floorcoverings, which management believes is the low-cost European manufacturer of needlepunch carpet.
The Company also offers a vinyl hard flooring product in Europe under the brand SCAN-LOCK.

     MODULAR CARPET.   Marketed under the leading global brands
INTERFACE and HEUGA, the Company's free-lay modular carpet system utilizes carpet tiles cut in precise, dimensionally stable squares
(usually 50 square centimeters) to produce a floorcovering which combines the appearance and texture of broadloom carpet with the advantages of a modular carpet system.  The growing use of open plan interiors and modern office arrangements utilizing demountable, movable partitions and modular furniture systems has encouraged the use of carpet tile, as compared to other soft surface flooring products.  The Company's GLASBAC(R) technology employs a unique, fiberglass-reinforced polymeric composite backing that allows the tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners.  This type of carpet tile thus may be easily removed and replaced, permitting rearrangement of office partitions and modular furniture systems without the inconvenience and expense associated with removing, replacing or repairing other soft surface flooring products, including broadloom carpeting.  Carpet tile facilitates access to sub-floor telephone, electrical, computer and other wiring by lessening disruption of operations, and also eliminates the cumulative damage and unsightly appearance commonly associated with frequent cutting of conventional carpet as utility connections and disconnections are made.  Because a relatively small portion of a carpet installation often receives the bulk of traffic and wear, the ability to rotate carpet tiles between high traffic and low traffic areas and to selectively replace worn tiles can significantly increase the average life and cost efficiency of the floorcovering.  The Company believes that, within the overall floorcovering market, the demand for modular carpet is increasing worldwide as more customers recognize these advantages.

     The Company uses a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors -- particularly offices, health care facilities, airports, educational and other institutions, and retail facilities. The Company's carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information. While the Company continues to manufacture and sell a substantial portion of its carpet tile in standard styles, an increasing percent of the Company's modular carpet sales are custom or made-to-order products designed to meet particular customer specifications.

     The Company produces and sells carpet tile specially adapted for the health care facilities market. The Company's carpet tile possesses characteristics -- such as the use of the INTERSEPT(R) antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns -- making it suitable for use in such facilities in lieu of hard surface flooring.


     The Company also manufactures and sells two-meter roll goods which are structure-backed and offer many of the advantages of both carpet tile and broadloom carpet. They are often used in conjunction with carpet tiles to create special design effects. The Company's current principal customers for such products are in the education, health care and government sectors. The Company believes, however, that the demand for two-meter roll goods is increasing generally within the commercial and institutional interiors market, and expects two-meter roll goods to account for a growing percentage of its U.S.
modular carpet sales in the future.

     BROADLOOM CARPET.   The Company has obtained a significant share
of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and styling capabilities and short production and delivery times with a marketing strategy geared toward serving and working closely with interior designers, architects and other specifiers.  Prince Street's design-sensitive broadloom products center around unique, multi-dimensional textured carpets with a hand-tufted look, while Bentley Mills' designs emphasize the dramatic use of color.  The PRINCE STREET and BENTLEY MILLS brands were rated the number two and three brands, respectively, for carpet design in the U.S. according to a 1998 survey of interior designers published in the FLOOR FOCUS industry publication.  In addition, Firth Carpets has a reputation for manufacturing high-quality woven and tufted products, mostly using woolen spun blends.  Vebe Floorcoverings, one of the largest needlepunch carpet producers in Europe, focuses its business on volume sales to large distributors of carpet products.

     VINYL FLOORING. In 1998, the Company acquired the flooring business of Scan-Lock A/S, a Denmark-based manufacturer of extruded vinyl products using recycled and post-industrial waste. The SCAN-
LOCK product is a high performance interlocking hard flooring for heavy duty applications, including factories and sports facilities.
As a result of the acquisition, the Company is, to its knowledge, the only manufacturer of vinyl floorcoverings in Europe utilizing 100% recycled raw materials.

    SERVICES

     The Company provides commercial carpet installation services through the Workplace Solutions services network. The network includes approximately 140 owned or affiliated commercial floorcovering contractors strategically located throughout the major metropolitan areas of the United States. The network: (i) allows the Company to monitor and enhance customer satisfaction throughout the product ownership cycle, resulting in fewer claims; (ii) reduces the Company's cost of selling by bolstering efforts of sales representatives at the mill level with contractor-level support;
(iii) improves pricing for products; and (iv) achieves efficiencies by augmenting administrative functions of contractors.

     Workplace Solutions also provides carpet maintenance services using the Company's IMAGE maintenance system. The IMAGE system includes a custom-engineered maintenance methodology and a line of cleaning chemicals manufactured by Re:Source Technologies. In Europe, the Company has re-launched the European version of the IMAGE program, pursuant to which the Company has licensed selected independent service contractors to provide carpet maintenance services.

     The services network also provides carpet replacement services using its RENOVISIONS(R) process. This process utilizes patented lifting equipment and specialty tools to lift office equipment and modular workstations in place, permitting the economical replacement of existing carpet with virtually no disruption of the customer's business. Other proprietary products facilitate the movement of file cabinets, office furniture, and even complete workstations without the inefficiency and disruption associated with unloading and dismantling the items being moved.

     Finally, Workplace Solutions provides a channel for delivery of a variety of additional services and products offered by the Company, including furniture moving and installation, furniture refurbishment, project management, carpet reclamation and recycling through the Company's Re:Entry(TM) reclamation system, adhesives manufactured by Re:Source Technologies, specialty products manufactured by Pandel and raised/access flooring systems. The Company intends to begin offering an increased array of leasing and financing services related to its floorcovering products in 1999.

    MARKETING AND SALES

     The Company traditionally has focused its carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on specifiers, such as architects, engineers, interior designers and contracting firms who often make or significantly influence the purchase decision. The acquisitions of Bentley Mills and Prince Street significantly strengthened the Company's relationships with interior designers and architects and has enhanced the Company's ability to target those and other specifiers at the critical design stage of commercial projects.
The Company emphasizes sales to the commercial office sector, both new construction and renovation, as well as to health care facilities, governmental institutions and public facilities, including libraries, museums, convention and hospitality centers, airports, schools and hotels. The Company's marketing efforts are enhanced by the well-known brand names of its carpet products, including INTERFACE and HEUGA in modular carpet, and BENTLEY MILLS, PRINCE STREET and FIRTH in broadloom carpet.

     An important part of the Company's marketing and sales efforts involves the preparation of custom made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles that meet the customer's particular needs. (See
"Business Strategy and Principal Initiatives", above, and "Product
Design, Research and Development", below.) The Company's mass customization initiative simplified the Company's carpet manufacturing operations, which significantly improved its ability to respond quickly and efficiently to requests for samples. The turnaround time for the Company to produce made-to-order carpet samples to customer specifications has been reduced from an average of 30 days in 1993 to 3 days in 1998, and the average number of carpet samples produced per month has increased from 90 per month in 1993 to over 1,500 per month in 1998. This ability has significantly enhanced the Company's marketing and sales efforts, and has increased the Company's volume of higher margin custom or made-to-order sales.

     The Company primarily uses its internal marketing and sales force of over 1,100 persons to market its carpet products, and it also relies on contractors in its services network to bolster its sales efforts. The Company maintains a Creative Services staff that works directly with clients on major design projects. The efforts of these personnel in helping with product selection, customer specifications and unique approaches to design and styling issues are an important component of the marketing aspect of the Company's mass customization approach. In order to implement its global marketing efforts, the Company has product and design studios in the United States, England, France, Germany, Spain, Norway, the Netherlands, Australia, Japan and
Singapore. The Company expects to continue to open such offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

    MANUFACTURING

     The Company manufactures carpet in the United States, the Netherlands, the United Kingdom, Canada, Australia and Southeast Asia, and it manufactures vinyl flooring in the United Kingdom. In addition to enhancing the Company's ability to develop a strong local presence in foreign markets, having foreign manufacturing operations enables the Company to supply its customers with carpet from the location offering the most advantageous terms for delivery times, exchange rates, duties and tariffs and freight expense. The Company believes that the ability to offer consistent products and services on a worldwide basis at attractive prices is an important competitive advantage in servicing multinational customers seeking global supply relationships. The Company will consider additional locations for manufacturing operations in other parts of the world as necessary to meet the demands of customers in growing international markets.

     The Company currently obtains a significant percentage of its requirements for synthetic fiber (the principal raw material used in the Company's carpet products) from DuPont. The Company believes that its arrangements with DuPont permit the Company to obtain favorable terms. However, the Company currently purchases fiber from other

long-term suppliers, and there are adequate alternative sources of supply from which the Company could fulfill its synthetic fiber requirements if its arrangements with DuPont should change. Other raw materials used by the Company are also readily available from a number of sources.

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

  COMPETITION

     The commercial floorcovering industry is highly competitive.  The
Company competes, on a global basis, in the sale of its floorcovering products with other carpet manufacturers and manufacturers of vinyl and other types of floorcoverings. Although the industry recently has experienced significant consolidation, a large number of manufacturers remain in the industry. Management believes that the Company is the largest manufacturer of modular carpet in the world, possessing a global market share that is more than two times that of its nearest competitor. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and certain of these competitors have financial resources in excess of the Company's.

     The Company believes the principal competitive factors in its primary floorcovering markets are quality, design, service, broad product lines, product life, marketing strategy, and pricing. In the commercial office market, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. In the health care facilities market, the Company's products compete primarily with resilient tile. The Company believes that treatment of its modular carpet with the INTERSEPT antimicrobial chemical agent is a material factor in its ability to compete successfully in the health care market. The quality, service, design, longer average life, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of the Company's modular carpet are its principal competitive advantages, which are offset in part by its higher initial cost for comparable grades of broadloom carpet. The acquisitions of Bentley Mills, Prince Street and Firth
Carpets, with their broadloom carpet product lines, have enhanced the Company's competitive position by enabling the Company to offer one-stop shopping to commercial carpet customers, and thus, to capture some sales that would have gone to competitors. In addition, the Company believes that its global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. Finally, the Company believes that the formation of the Workplace Solutions services network, and the resulting improvement in customer service, has further enhanced the Company's competitive position.

  Interior Fabrics

    PRODUCTS

     The Company, through its Interior Fabrics Group, designs, manufactures and markets specialty fabrics for open plan office furniture systems and commercial interiors. Sales of panel fabrics to OEMs of movable office furniture systems constituted approximately 59% of total U.S. fabrics sales in fiscal 1998. In addition, the Company produces woven and knitted seating fabrics, wall covering fabrics, wool upholstery fabrics, fabrics used for vertical blinds in office interiors, and fabrics used for cubicle curtains in health care facilities.

     Open plan office furniture systems are typically panel-enclosed work stations customized to particular work environments. The open plan concept offers a number of advantages over conventional office designs, including more efficient floor space utilization, reduced energy consumption and greater flexibility to redesign existing space.
Since carpet and fabrics are used in the same types of commercial interiors, the Company's carpet and interior fabrics operations are able to coordinate the color, design and marketing of both product lines to their respective customers as part of the Company's "total interior solutions" approach.

     The Company, in recent years, has diversified and expanded significantly both its product offerings and markets for interior fabrics. The Company's 1993 acquisition of the STEVENS LINENTM lines added decorative, upscale upholstery fabrics and specialty textile products to the Interior Fabrics Group's traditional product offerings. The Company's June 1995 acquisition of Toltec Fabrics, a manufacturer and marketer of fabric for the contract and home furnishings upholstery markets, enhanced the Company's presence in the contract jobber market; and its December 1995 acquisition of the Intek division of Springs Industries, a manufacturer experienced in the production of lighter-weight panel fabrics, has strengthened the Interior Fabrics Group's capabilities in that market. All of these developments have reinforced the Interior Fabrics Group's dominant position with OEMs of movable office furniture systems.

     Internationally, the June 1997 acquisition of Camborne Holdings
Ltd., the United Kingdom's leading textile manufacturer for the office and contract furnishings markets, has enhanced the Company's access to the European and Asia-Pacific markets. The Camborne acquisition also added wool upholstery fabrics specifically designed for the European market to the Interior Fabrics Group's product offering. In 1998, the Company acquired Glenside Fabrics Ltd., a United Kingdom based manufacturer of upholstery fabrics for the contract furnishings and leisure markets. The Glenside acquisition further enhances the Interior Fabrics Group's European presence. As part of its recently announced restructuring, the Company intends to consolidate Glenside's and Camborne's manufacturing operations.

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

     In 1997, the Company introduced its TERRATEXTM line of panel fabrics. The TERRATEX label is intended to denote fabrics manufactured from 100% recycled polyester, and will include both new products and traditional product offerings. The first fabric to bear the TERRATEX label is Guilford of Maine's FR701(R) line. The Company intends for all of the Interior Fabrics Group's companies to manufacture and market products using the TERRATEX label.

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

    MARKETING AND SALES

     The Company's principal interior fabrics customers are OEMs of movable office furniture systems. The Interior Fabrics Group sells to essentially all of the major office furniture manufacturers. The
Interior Fabrics Group also sells to manufacturers and distributors of wallcoverings, vertical blinds, cubicle curtains, acoustical wallboards, ceiling tiles and residential furniture, and, since the acquisition of Toltec Fabrics, to contract jobbers. The GUILFORD OF
MAINE, STEVENS LINEN, TOLTEC, INTEK, CAMBORNE and GLENSIDE brand names are well-known in the industry and enhance the Company's fabric marketing efforts.

     The majority of the Company's sales are made through the Interior
Fabrics Group's own sales force. The sales team works closely with designers, architects, facility planners and other specifiers who influence the purchasing decisions of buyers in the interior fabrics segment. In addition to facilitating sales, the resulting relationships also provide the Company with marketing and design ideas that are incorporated into the development of new product offerings.
The Interior Fabrics Group maintains a design studio in Grand Rapids,
Michigan which facilitates coordination between its in-house designers and the design staffs of major customers.

     The Company's fabric sales offices are located in New York, New
York, Grand Rapids, Michigan and the United Kingdom.  The Interior
Fabrics Group also has marketing and distribution facilities in Canada and Hong Kong, and sales representatives in Japan, Hong Kong, Singapore, Malaysia, Korea and South Africa. The Company has sought increasingly, over the past several years, to expand its export business and international operations in the fabrics segment, both to accommodate the demand of principal OEM customers that are expanding their businesses overseas, and to facilitate additional coordinated marketing to multinational customers of the Company's carpet business as part of the Company's "total interior solutions" approach.

    MANUFACTURING

     The Company's fabrics manufacturing facilities are located in Maine, Massachusetts, Michigan, North Carolina and West Yorkshire,
England. The production of synthetic and wool blended fabrics is relatively complex and requires many steps. Raw fiber and yarn are placed in pressurized vats, and dyes are then forced into the fiber.


Particular attention is devoted to the dyeing process, which requires a high degree of expertise in order to achieve color consistency.
All raw materials used by the Company are readily available from a number of sources. The Interior Fabrics Group has recently begun using 100% recycled fiber manufactured from PET soda bottles in its manufacturing process.

     In response to a shift in the Interior Fabrics Group's traditional panel fabric market toward lighter weight, less expensive products, the Company implemented a major capital investment program in 1994 which included the construction of a new facility and the acquisition of equipment to enhance the efficiency and breadth of the Interior Fabrics Group's yarn manufacturing processes. The program improved the Interior Fabrics Group's cost effectiveness in producing such lighter weight fabrics, reduced manufacturing cycle time, and enabled the Interior Fabrics Group to reinforce its product leadership position with its OEM customers. The acquisition of Intek in December
1995 provided the Company with immediate and significant capabilities in the efficient production of lighter weight, less expensive panel fabrics and the acquisition of Camborne provided a European-based manufacturing facility and much needed expertise in the production of wool fabrics. The Company believes that it has recently been successful in designing fabrics that have simplified the manufacturing process, thereby reducing complexity while improving efficiency and quality. Through the use of existing raw materials, new fabrics are being manufactured using the mass customization production strategy.
By employing the capabilities that are now available with the Company's new manufacturing facility, the Company anticipates that its ability to apply the mass customization production strategy to the manufacture of fabrics will be expanded. See "Business Strategy and Principal Initiatives", above.

  In September 1998, the environmental management system of the Interior Fabrics Group's largest facility, in Guilford, Maine, was granted ISO 14001 certification. The Company's West Yorkshire fabrics manufacturing facility is also certified under ISO 14001.

     The Company offers textile processing services through the Interior Fabrics Group's Component Technologies division in Grand
Rapids, Michigan. Such services include the lamination of fabrics onto substrates for pre-formed office furniture system panels, facilitating easier and more cost effective assembly of the system components by the Interior Fabrics Group's OEM customers.

    COMPETITION

     The Company competes in the interior fabrics market on the basis of product design, quality, reliability, price and service. By electing to concentrate on the open plan office furniture systems segment, the Interior Fabrics Group has been able to specialize its manufacturing capabilities, product offerings and service functions, resulting in a leading market position. Through Interface Interior
Fabrics, Inc. (formerly Guilford of Maine, Inc.), Toltec and Intek, the Company is the largest U.S. manufacturer of panel fabric for use in open plan office furniture systems.

     Drawing upon its dominant position in the panel fabric segment and through its strategic acquisitions, the Company has been successfully diversifying its product offerings for the commercial interiors market to include a variety of non-panel fabrics, including upholstery, cubicle curtains, wallcoverings, ceiling fabrics and window treatments. The competition in these segments of the market is highly fragmented and includes both large, diversified textile companies, several of which have greater financial resources than the Company, as well as smaller, non-integrated specialty manufacturers.
However, the Company's capabilities and strong brand names in these segments should enable it to continue to compete successfully.

  Specialty Products

     The Interface Specialty Products Group is composed of:  Re:Source
Technologies, which develops, manufactures and markets specialty chemical products and which includes the Company's INTERSEPT antimicrobial sales and licensing program; Pandel, which produces vinyl carpet tile backing and specialty mat and foam products; and Interface Architectural Resources, which produces and markets raised/access flooring systems.

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

     The Company also manufactures a line of adhesives for carpet installation, as well as a line of carpet cleaning and maintenance chemicals, which it markets as part of its IMAGE maintenance system.
In addition, the Company produces and markets PROTEKT(2)TM, a proprietary soil and stain retardant treatment; water-proof sheathing for the fiber optic cable industry and other applications;
accelerators, used to speed the curing process for rubber used in tires, hoses and other products; and FATIGUE FIGHTER(R), an impact-absorbing modular flooring system typically used where people stand for extended periods.

     The Company manufactures cable management raised/access flooring systems, a specialty product which it markets through Interface
Architectural Resources. The initial product offering, marketed under the trademark INTERCELL, is a low-profile (total height of less than three inches) cable management flooring system, particularly well suited for use in the renovation of existing buildings. In 1995, the Company acquired the rights to the INTERSTITIAL SYSTEMSTM access flooring product, a patented, multiple plenum system that serves to separate pressurized, climate-controlled air flow from the electrical and telecommunications cables included within the same access flooring system. In February 1996, the Company acquired C-Tec, Inc., the second largest manufacturer of raised/access flooring systems in the United States. Interface Architectural Resources markets the successful C-TEC line of products (TEC-COR and TEC-CRETE), which combines the tensile strength of steel and the compressive strength of concrete to create a durable, uniform and sound-absorbent panel which is available in a variety of surfaces.

     In July 1998, the Company acquired Atlantic Access Flooring,
Inc., a manufacturer of steel panel raised/access flooring systems.
With the acquisition of Atlantic, the Company believes that it now offers the broadest line of raised/access flooring systems in the industry.

  One World Learning

     In 1997, the Company created One World Learning, an employee training and education company specializing in experiential learning methods. In addition to serving as the Company's internal learning facilitation resource, One World Learning markets its experiential programs to other companies. One World Learning also educates
Interface associates on the sustainability principles of The Natural
Step.

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

     Innovation and increased customization in product design and styling are the principal focus of the Company's product development efforts. The Company's carpet design and development team is recognized as the industry leader in carpet design and product engineering for the commercial and institutional markets. In cooperation with David Oakey since January 1994 (pursuant to the Company's exclusive consulting contract with Oakey Designs), the Company has introduced over 80 new carpet designs during the last five years and has enjoyed considerable success in winning U.S. carpet industry awards bestowed by the IIDA.

     Mr. Oakey also contributed to the Company's implementation of a new product development concept -- "simple inputs, pretty outputs" -- resulting in the ability to efficiently produce many products from a single yarn system. The Company's mass customization production approach evolved, in major part, from this concept. In addition to increasing the number and variety of product designs (which enables the Company to increase high margin custom sales), the mass customization approach increases inventory turns and reduces inventory levels (for both raw materials and standard products) and its related costs because of the Company's more rapid and flexible production capabilities.

     Oakey Designs' services have been extended to the Company's international carpet tile operations and its domestic and international broadloom companies. The Company expects increased levels of innovation in product design and development for those divisions to be achieved in the future.

  Environmental Initiatives

     An important initiative of the Company over the past several years has been the development of the Envirosense Consortium, an organization of companies concerned with addressing workplace environmental issues, particularly poor indoor air quality. The
Consortium's member organizations include interior products manufacturers (some of which are licensees of the Company's Intersept antimicrobial agent), professional service organizations and design professionals.

     In the latter part of 1994, the Company commenced a new industrial ecology initiative called ECOSENSE, inspired in major part by the interest of important customers concerned about the environmental implications of how they and their suppliers do business. EcoSense is directed towards the elimination of energy and raw materials waste in the Company's businesses, and, on a broader and more long-term scale, the practical reclamation -- and ultimate restoration -- of shared environmental resources. The initiative involves a commitment by the Company (i) to learn to meet its raw material and energy needs through recycling of carpet and other petrochemical products and harnessing benign energy sources, and
(ii) to pursue the creation of new processes to help sustain the earth's non-renewable natural resources. EcoSense includes the Company's QUEST initiative, pursuant to which the Company realized an aggregate of $10 million in savings in 1998. See "Business Strategy and Principal Initiatives -- Ecological Sustainability Through
War-on-Waste and EcoSense Programs".

     The Company has engaged some of the world's leading authorities on global ecology as environmental consultants. The current list of consultants includes: Paul Hawken, author of THE ECOLOGY OF COMMERCE,
THE NEXT ECONOMY; Bill McDonough, principal of McDonough Braungart
Design Chemistry, LLC; Amory Lovins, energy consultant, co-founder of
Rocky Mountain Institute; Hunter Lovins, President and Executive
Director of Rocky Mountain Institute, Daniel Quinn, author of ISHMAEL,
PROVIDENCE, and THE STORY OF B; John Picard, President of E(2),
American environmental consultant; David Brower, former executive director of the Sierra Club, and founder of The Earth Island
Institute; Jonathan Porritt, director of Forum for the Future; Bill
Browning, director of the Rocky Mountain Institute's Green Development
Services; and Dr. Karl-Henrik Robert, founder of The Natural Step.

     The Company believes that its environmental initiatives are valued by its employees and an increasing number of important customers and provide a competitive advantage in marketing products to such customers. The Company also believes that the resulting long-term resource efficiency (reduction of wasted environmental resources) will ultimately produce cost savings to the Company.

  Environmental Matters

     The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Management believes that the Company is in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on the Company's financial condition or results of operations in the past and are not expected to have a material adverse impact in the future.

  Backlog

     The Company's backlog of unshipped orders was approximately $170 million at February 21, 1999, compared to approximately $153 million at February 22, 1998. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at February 21, 1999 is expected to be shipped during the succeeding six to nine months.

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

  Financial Information by Operating Segments

     The Notes to the Company's Consolidated Financial Statements sets forth information concerning the Company's sales, income and assets by operating segments. See Item 8.

  Employees

     At February 28, 1999, the Company employed a total of approximately 7,500 employees worldwide. Of such employees, approximately 2,000 are clerical, sales, supervisory and management personnel and the balance are manufacturing personnel.

     Certain of the service businesses within Workplace Solutions have employee groups that are represented by unions. In addition, certain of the Company's production employees in Australia and the United
Kingdom are represented by unions. In the Netherlands, a Works
Council, the members of which are Company employees, is required to be consulted by management with respect to certain matters relating to the Company's operations in that country, such as a change in control of Interface Europe B.V. (the Company's modular carpet subsidiary based in the Netherlands), and the approval of such Council is required for certain actions, including changes in compensation scales or employee benefits. Management believes that its relations with the Works Council, the unions and all of its employees are good.

  Securities Litigation Reform Act

     This Form 10-K and other statements issued or made from time to time by the Company or its representatives contain statements which may constitute "forward-looking statements" within the meaning of the
Securities Act of 1933, as amended, and the Securities Exchange Act of
1934, as amended by the Private Securities Litigation Reform Act of
1995.   Those statements include statements regarding the intent,
belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements
are based.   Prospective investors are cautioned that any such
forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking
statements.   Important factors currently known to management that
could cause actual results to differ materially from those in forward-
looking statements are set forth in the Safe Harbor Compliance
Statement for Forward-Looking Statements included as Exhibit 99.1 to this Form 10-K, and are hereby incorporated by reference.  The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.


  Executive Officers of the Registrant

     The executive officers of the Company, their ages as of March 15, 1999, and principal positions with the Company are as follows. Executive officers serve at the pleasure of the Board of Directors.


              Name                          Age                    Principal Position(s)
              ----                          ---                    ---------------------
         Ray C. Anderson                    64              Chairman of the Board and Chief Executive Officer
         Charles R. Eitel                   49              President and Chief Operating Officer
         Michael D. Bertolucci              58              Senior Vice President
         Brian L. DeMoura                   53              Senior Vice President
         Daniel T. Hendrix                  44              Senior Vice President - Finance, Chief Financial Officer and
                                                             Treasurer
         John H. Walker                     54              Senior Vice President
         Gordon D. Whitener                 36              Senior Vice President
         Raymond S. Willoch                 40              Senior Vice President, General Counsel and Secretary
         Alan S. Kabus                      41              Vice President
         John R. Wells                      37              Vice President
         Jeffrey A. Goldberg                57              Vice President
         Joyce D. LaValle                   54              Vice President
(/TABLE>
     Mr. Anderson founded the Company in 1973, and has served as the
Company's Chairman and Chief Executive Officer since its founding.
Mr. Anderson was appointed by President Clinton to the President's
Council on Sustainable Development in 1996 and currently serves as Co-
Chair.  He also serves on the Boards of numerous nonprofit
organizations.

     Mr. Eitel joined the Company in November 1993 as President of
Interface Flooring Systems, Inc. ("IFS", the Company's principal U.S.
modular carpet subsidiary) and Interface Americas, Inc. (a wholly-owned U.S. holding company), with responsibility for the Company's modular carpet operations throughout the Americas. In October 1994, Mr. Eitel was promoted to Executive Vice President of the Company and President and Chief Executive Officer of the Floorcoverings Group, thereby assuming overall responsibility for the Company's worldwide carpet business. In February 1997, Mr. Eitel was promoted to President and Chief Operating Officer of the Company. Mr. Eitel also serves as a director of Weeks Corporation, an industrial real estate company based in Atlanta, and Ladd Furniture, Inc., a North Carolina based furniture manufacturer.

     Dr. Bertolucci joined the Company in April 1996 as President of
Interface Research Corporation and Senior Vice President of the
Company.  From October 1989 until joining the Company, he was Vice
President of Technology for Highland Industries, an industrial fabric company located in Greensboro, North Carolina.

     Mr. DeMoura joined the Company in March 1994 as President and
Chief Executive Officer of Guilford of Maine, Inc. (now Interface
Interior Fabrics) and Senior Vice President of the Company. He is responsible for the Interior Fabrics Group, which includes the following brands: GUILFORD OF MAINE, STEVENS LINEN, TOLTEC, INTEK, CAMBORNE AND
GLENSIDE.

     Mr. Hendrix, who previously was with a national accounting firm, joined the Company in 1983. He was promoted to Treasurer of the Company in 1984, Chief Financial Officer in 1985, Vice President -
Finance in 1986, and Senior Vice President - Finance in October 1995.

     Mr. Walker began his career with the Company as Financial
Controller of the U.K. Division of Heuga Holding B.V. (now Interface
Europe B.V.), a Netherlands based carpet tile manufacturer, which was acquired by the Company in 1988. He later served as Vice President -
Sales & Marketing of Interface Europe B.V., and in July 1995 was promoted to the position of Senior Vice President of the Company and President and Chief Executive Officer of Interface Europe, Inc. In his current position, he has responsibility for the Company's floorcovering operations in both Europe and the Asia-Pacific region.

     Mr. Whitener joined the Company in November 1993 as Senior Vice
President - Sales & Marketing of IFS.  In October 1994, he became a
Senior Vice President of the Company and President and Chief Executive
Officer of Interface Americas, assuming responsibility for both the Company's modular carpet operations in North America, and Prince

Street, the Company's commercial broadloom carpet operation based in Cartersville, Georgia. Mr. Whitener also assumed corporate responsibility for Bentley Mills in July 1995 and the Specialty
Products Group in April 1997. He is thus responsible for all of the Company's operations in the Americas, except the Interior Fabrics
Group.  Mr. Whitener also serves as a director of The Carpet & Rug
Institute, a national trade association headquartered in Dalton, Georgia representing the carpet and rug industry, and Aviation Group, Inc., a Texas based provider of products and services to airline companies and other aviation firms.

     Mr. Willoch, who previously practiced with an Atlanta law firm, joined the Company in June 1990 as Corporate Counsel. He was promoted to Assistant Secretary in 1991, Assistant Vice President in 1993, Vice
President in January 1996, and Secretary and General Counsel in August
1996.  In February 1998, Mr. Willoch was promoted to Senior Vice
President.

     Mr. Kabus joined the Company in 1993 as a result of the Company's acquisition of Bentley Mills, which he had joined as a salesman in 1984. At the time of the acquisition, Mr. Kabus was serving as Regional Sales Manager - Northeast Region of Bentley Mills. He was promoted to Vice President of the Company in July 1995, and from July
1995 until February 1998, served as President and Chief Executive
Officer of Bentley Mills. In March 1998, Mr. Kabus assumed responsibility for the Company's Workplace Solutions services network.

     Mr. Wells joined the Company in February 1994 as Vice President -
Sales of IFS and was promoted to Senior Vice President - Sales &
Marketing of IFS in October 1994. He was promoted to Vice President of the Company and President and Chief Executive Officer of IFS in July
1995. In March 1998, Mr. Wells was also named President and CEO of both Prince Street and Bentley Mills, making him President and CEO of all three of the Company's U.S. carpet mills.

     Mr. Goldberg joined the Company as Senior Vice President -
Finance of IFS in March 1994.  He became Senior Vice President -
Finance of Interface Americas in September 1994.  He became a Vice
President of the Company in April 1997.  From November 1996 until
March 1998, he served as President and Chief Executive Officer of
Interface Americas Workplace Solutions. In March 1998, Mr. Goldberg was named Senior Vice President and Chief Strategic Officer of
Interface Americas.

     Ms. LaValle joined the Company as a Regional Vice President of
IFS in February 1993.  She became Senior Vice President-Sales &
Marketing of Prince Street in July 1995.  From November 1995 until
March 1998, she served as President and Chief Executive Officer of
Prince Street, and she became a Vice President of the Company in April
1997.  In March 1998, Ms. LaValle was named Senior Vice President and
Chief Innovations Officer of Interface Americas.  At that time, Ms.
LaValle also assumed responsibility for the Company's Washington, D.C.
based service business, Re:Source Washington D.C., Inc.

  ITEM 2. PROPERTIES

  Properties

     The Company maintains its corporate headquarters in Atlanta, Georgia in approximately 25,000 square feet of leased space. The following table lists the Company's principal manufacturing facilities, all of which are owned by the Company except as otherwise noted:


   Location                                                      Primary Products                Floor Space (Sq.Ft.)
   --------                                                      -----------------               --------------------
   Bangkok, Thailand <F1> . . . . . . . . . . . . . . . . . . .   Modular carpet                              66,072
   Craigavon, N. Ireland  . . . . . . . . . . . . . . . . . . .   Modular carpet                             125,060
   LaGrange, Georgia  . . . . . . . . . . . . . . . . . . . . .   Modular carpet                             326,666
   Ontario (Belleville), Canada   . . . . . . . . . . . . . . .   Modular carpet                              77,000
   Picton, Australia  . . . . . . . . . . . . . . . . . . . . .   Modular carpet                              89,560
   Scherpenzeel, the Netherlands  . . . . . . . . . . . . . . .   Modular carpet; Specialty products         292,142
   Shelf, England   . . . . . . . . . . . . . . . . . . . . . .   Modular carpet; Vinyl flooring             223,342
   West Point, Georgia  . . . . . . . . . . . . . . . . . . . .   Modular carpet                             161,000
   Cartersville, Georgia  . . . . . . . . . . . . . . . . . . .   Broadloom carpet                           210,000
   Cartersville, Georgia  . . . . . . . . . . . . . . . . . . .   Broadloom carpet                            45,000
   City of Industry, California <F2>. . . . . . . . . . . . . .   Broadloom carpet                           539,641
   Genemuiden, the Netherlands <F3> . . . . . . . . . . . . . .   Broadloom carpet                            36,788
   West Yorkshire, England  . . . . . . . . . . . . . . . . . .   Broadloom carpet                           674,666
   Aberdeen, North Carolina   . . . . . . . . . . . . . . . . .   Interior fabrics                            88,000
   Dudley, Massachusetts  . . . . . . . . . . . . . . . . . . .   Interior fabrics                           300,000
   East Douglas, Massachusetts .  . . . . . . . . . . . . . . .   Interior fabrics                           301,772
   Grand Rapids, Michigan <F2>. . . . . . . . . . . . . . . . .   Interior fabrics                            55,800
   Guilford, Maine  . . . . . . . . . . . . . . . . . . . . . .   Interior fabrics                           396,690
   Guilford, Maine  . . . . . . . . . . . . . . . . . . . . . .   Interior fabrics                            96,200
   Lancashire, England <F2> . . . . . . . . . . . . . . . . . .   Interior fabrics                            54,000
   Newport, Maine   . . . . . . . . . . . . . . . . . . . . . .   Interior fabrics                           208,932
   West Yorkshire, England  . . . . . . . . . . . . . . . . . .   Interior fabrics                           135,000
   Cartersville, Georgia <F2> . . . . . . . . . . . . . . . . .   Specialty products                         124,500
   Grand Rapids, Michigan <F2>. . . . . . . . . . . . . . . . .   Access flooring                            120,000
   Baltimore, Maryland <F2> . . . . . . . . . . . . . . . . . .   Access flooring                             39,000
   Rockmart, Georgia  . . . . . . . . . . . . . . . . . . . . .   Chemicals                                   37,500
   ______________________________________

<F1> Owned by a joint venture in which the Company has a 70%
     interest.
<F2> Leased.
<F3> Owned by a joint venture in which the Company has a 40%
     interest.

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

                                PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

     The information concerning the market prices for the Company's Class A Common Stock and dividends on the Company's Common Stock included in the Notes to the Company's Consolidated Financial Statements (the "Notes") in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference. As of March 10, 1999, the Company had 418 holders of record of its Class A Common Stock and 71 holders of record of its Class B Common Stock. Management believes that there are in excess of 5,000 beneficial holders of the Class A Common Stock.

     During fiscal 1998, the Company issued an aggregate of 113,562 shares of its Common Stock that were not registered under the Securities Act of 1933 ("Securities Act"). The shares, in combination with cash, were issued as consideration to two individuals in the acquisitions of Kustom Carpet Services, Inc. and Oldtown Carpet Cleaning Service, Inc. The market prices on the dates of issuance ranged from $12.00 per share to $12.25 per share. The issuance of the foregoing shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.


  ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Information included in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK

     The information contained under the caption "Quantitative and Qualitative Disclosure About Market Risk" included in the MD&A section of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and the Report of
Independent Certified Public Accountants included in the Company's 1998 Annual Report to Shareholders are incorporated herein by reference.

  ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                               PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the caption "Nomination and Election of Directors" in the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1998 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

     The information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1998 fiscal year, is incorporated herein by reference.

  ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the caption "Executive
Compensation and Related Items" in the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1998 fiscal year, is incorporated herein by reference.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The information contained under the caption "Principal Shareholders and Management Stock Ownership" in the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1998 fiscal year, is incorporated herein by reference.

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

  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the captions "Compensation Committee Interlocks and Insider Participation" (second paragraph only) and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1998 fiscal year, is incorporated herein by reference.

                                PART IV

  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

  (a)   1.     Financial Statements

     The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants contained in the Company's 1998 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Report:

     Consolidated Balance Sheets - January 3, 1999 and December 28, 1997 Consolidated Statements of Income - years ended January 3, 1999,
         December 28, 1997 and December 29, 1996
     Consolidated Statements of Cash Flows - years ended January 3,
         1999, December 28, 1997 and  December 29, 1996
     Notes to Consolidated Financial Statements
     Report of Independent Certified Public Accountants
        2.     Financial Statement Schedule

        The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are included as part of this Report (see page 22):

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

         10.1   Salary Continuation Plan, dated May 7, 1982 (included as Exhibit 10.20 to the Company's registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*
         10.2   Form of Salary Continuation Agreement (included as Exhibit 10.27 to the Company's quarterly report on
                Form 10-Q for the quarter ended April 5, 1998, previously filed with the Commission and incorporated herein by reference); and Form of Amendment to Salary Continuation Agreement.*

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

         10.5   Third Amended and Restated Credit Agreement, dated as of June 30, 1998, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, SunTrust Bank, Atlanta and
                The First National Bank of Chicago (included as Exhibit 10.1 to the Company's quarterly report on
                Form 10-Q for the quarter ended July 5, 1998, previously filed with the Commission and incorporated herein by reference).

         10.6   Employment Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.1 to the
                Company's quarterly report on Form 10-Q for the quarter ended June 29, 1997 (the "1997 Second
                Quarter 10-Q"), previously filed with the Commission and incorporated herein by reference); and
                Amendment thereto dated January 6, 1998 (included as Exhibit 10.1 to the Company's quarterly report on
                Form 10-Q for the quarter ended April 5, 1998 (the "1998 First Quarter 10-Q") and incorporated herein by reference).*

         10.7   Change in Control Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.2 to the 1997
                Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and
                Amendment thereto dated January 6, 1998 (included as Exhibit 10.2 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.8   Employment Agreement of Charles R. Eitel dated April 1, 1997 (included as Exhibit 10.3 to the 1997
                Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and
                Amendment thereto dated January 6, 1998 (included as Exhibit 10.3 to the 1998 First Quarter 10-Q and incorporated herein by reference).*
         10.9   Change in Control Agreement of Charles R. Eitel dated April 1, 1997 (included as Exhibit 10.4 to the
                1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference);
                and Amendment thereto dated January 6, 1998 (included as Exhibit 10.4 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.10  Employment Agreement of Brian L. DeMoura dated April 1, 1997 (included as Exhibit 10.5 to the 1997 Second
                Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated January 6, 1998 (included as Exhibit 10.5 to the 1998 First Quarter 10-Q and incorporated herein by reference).*
         10.11  Change in Control Agreement of Brian L. DeMoura dated April 1, 1997 (included as Exhibit 10.6 to the
                1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference);
                and Amendment thereto dated January 6, 1998 (included as Exhibit 10.6 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.12  Employment Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.7 to the 1997
                Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference);
                and Amendment thereto dated January 6, 1998 (included as Exhibit 10.7 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.13  Change in Control Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.8 to the 1997
                Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and
                Amendment thereto dated January 6, 1998 (included as Exhibit 10.8 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.14  Employment Agreement of Gordon D. Whitener dated April 1, 1997 (included as Exhibit 10.9 to the 1997
                Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and
                Amendment thereto dated January 6, 1998 (included as Exhibit 10.9 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.15  Change in Control Agreement of Gordon D. Whitener dated April 1, 1997 (included as Exhibit 10.10 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference);
                and Amendment thereto dated January 6, 1998 (included as Exhibit 10.10 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.16  Employment Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.11 to the
                1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference);
                and Amendment thereto dated January 6, 1998 (included as Exhibit 10.11 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.17  Change in Control Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.12 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference);
                and Amendment thereto dated January 6, 1998 (included as Exhibit 10.12 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.18  Employment Agreement of Jeffrey A. Goldberg dated April 1, 1997 (included as Exhibit 10.13 to the
                1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference);
                and Amendment thereto dated January 6, 1998 (included as Exhibit 10.13 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.19  Change in Control Agreement of Jeffrey A. Goldberg dated April 1, 1997 (included as Exhibit 10.14 to the
                1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference);
                and Amendment thereto dated January 6, 1998 (included as Exhibit 10.14 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.20  Employment Agreement of Alan S. Kabus dated April 1, 1997 (included as Exhibit 10.15 to the 1997 Second
                Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated January 6, 1998 (included as Exhibit 10.15 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.21  Change in Control Agreement of Alan S. Kabus dated April 1, 1997 (included as Exhibit 10.16 to the 1997
                Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated January 6, 1998 (included as Exhibit 10.16 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.22  Employment Agreement of Joyce D. LaValle dated April 1, 1997 (included as Exhibit 10.17 to the 1997
                Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and
                Amendment thereto dated January 6, 1998  (included as Exhibit 10.17 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.23  Change in Control Agreement of Joyce D. LaValle dated April 1, 1997 (included as Exhibit 10.18 to the
                1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference);
                and Amendment thereto dated January 6, 1998 (included as Exhibit 10.18 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.24  Employment Agreement of John H. Walker dated April 1, 1997 (included as Exhibit 10.19 to the 1997 Second
                Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated January 6, 1998 (included as Exhibit 10.19 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.25  Change in Control Agreement of John H. Walker dated April 1, 1997 (included as Exhibit 10.20 to the 1997
                Second Quarter 10-Q, reviously filed with the Commission and incorporated herein by reference); and Amendment thereto dated January 6, 1998 (included as Exhibit 10.20 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.26  Employment Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.23 to the 1997 Second
                Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated January 6, 1998 (included as Exhibit 10.23 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.27  Change in Control Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.24 to the 1997
                Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated January 6, 1998 (included as Exhibit 10.24 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.28  Employment Agreement of Michael D. Bertolucci dated April 1, 1997 (included as Exhibit 10.25 to the 1997
                Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated January 6, 1998 (included as Exhibit 10.25 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.29  Change in Control Agreement of Michael D. Bertolucci dated April 1, 1997 (included as Exhibit 10.26 to the 1997
                Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated January 6, 1998 (included as Exhibit 10.26 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

         10.30  Receivables Sale Agreement, dated as of August 4, 1995, among Interface Securitization Corporation,
                Interface, Inc., Special Purpose Accounts Receivable Cooperative Corporation and Canadian Imperial
                Bank of Commerce (included as Exhibit 10.26 to the 1995 10-K, previously filed with the Commission and incorporated herein by reference) and Amendment thereto dated as of December 27, 1996 (included as
                Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).

         10.31  Receivables Sale Agreement, dated as of December 27, 1996, among Interface Securitization Corporation,
                Interface, Inc., certain financial institutions (as bank purchasers), and Canadian Imperial Bank of Commerce
                (as administrative agent) (included as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).

         10.32  Split Dollar Agreement, dated May 29, 1998, between the Company, Ray C. Anderson and Mary Anne Anderson Lanier,
                as Trustee of the Ray C. Anderson Family Trust.*

         10.33  Split Dollar Insurance Agreement, dated effective as of February 21, 1997, between the Company and Charles R.
                Eitel (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 4,
                1998, previously filed with the Commission and incorporated herein by reference).*
         10.34  Split Dollar Insurance Agreement, dated effective as of February 21, 1997, between the Company and Daniel T.
                Hendrix (included as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended
                October 4, 1998, previously filed with the Commission and incorporated herein by reference).*

         10.35  Split Dollar Insurance Agreement, dated effective as of February 21, 1997, between the Company and Gordon T.
                Whitener (included as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended
                October 4, 1998, previously filed with the Commission and incorporated herein by reference).*

         13     Certain information contained in the Company's Annual Report to Shareholders for the fiscal year ended
                January 3, 1999, which is expressly incorporated into this Report by direct reference thereto.

         21     Subsidiaries of the Company.

         23     Consent of BDO Seidman, LLP.

         27     Financial Data Schedule.

         99.1   Safe Harbor Compliance Statement for Forward-Looking Statements.

-----------------------------
   *   Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.
(/TABLE>

  (b)    Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report.



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

  Interface, Inc.
  Atlanta, Georgia

       The audits referred to in our Report dated February 22, 1999 relating to the Consolidated Financial Statements of Interface, Inc.
and subsidiaries, incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Shareholders for the fiscal year ended January 3, 1999, included the audit of Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K.
The Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial
Statement Schedule.

       In our opinion, such Schedule presents fairly, in all material respects, the information set forth therein.

                                                     BDO SEIDMAN, LLP
  Atlanta, Georgia
  February 22, 1999


                                                     INTERFACE, INC. AND SUBSIDIARIES
                                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   ________________________________________________________________________________________________________________________
                 Column A                            Column B    Column C                      Column D       Column E
   ________________________________________________________________________________________________________________________
                                                    Balance, at  Charge to       Charged to                   Balance,
                                                      beginning  costs and         other       Deductions      at end
                                                       of year   expenses<F1><F2> accounts    (describe)<F3>  of year
   ________________________________________________________________________________________________________________________
                                                                     (in thousands)
   Allowance for doubtful accounts:
       Year ended:
         January 3, 1999 .................................$7,351    $3,882        $  --         $3,443        $7,790
         December 28, 1997 ...............................$7,349    $2,032        $  --         $2,030        $7,351
         December 29, 1996 ...............................$5,870    $3,529        $  --         $2,050        $7,349
   Restructuring Reserve:
       Year ended:
         January 3, 1999 .................................$   --   $13,017        $  --         $6,981        $6,036

<F1>  Includes changes in foreign currency exchange rates.
<F2>  Includes allowance of $1,034 at acquisition date for Renovisions,
      C-Tec and certain of the companies in the Re:Source Americas network during 1996; $793 at acquisition date for Camborne, Carpet Solutions and certain of the companies in the Workplace Solutions services network during 1997; and $583 at acquisition date for Firth, Joseph Hamilton Seaton and certain of the companies in the Workplace Solutions services network during 1998.
<F3>  Write off of bad debt.

(/TABLE>

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

                              INTERFACE, INC.


                              By:      /s/    Ray C. Anderson
                                      Ray C. Anderson
                                     Chairman of the Board and
                                       Chief Executive Officer
  Date:   March 31, 1999


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


              Signature                                    Capacity                                Date
              ---------                                    --------                                ----
   /s/ Ray C. Anderson                 Chairman of the Board and Chief Executive Officer        March 31, 1999
       Ray C. Anderson                 (Principal Executive Officer)

  /s/ Daniel T. Hendrix                Senior Vice President, Chief Financial Officer,          March 31, 1999
      Daniel T. Hendrix                Treasurer and Director (Principal Financial and
                                       Accounting Officer)

 /s/ Brian L. DeMoura                  Director                                                 March 31, 1999
     Brian L. DeMoura

 /s/ Charles R. Eitel                  Director                                                 March 31, 1999
     Charles R. Eitel

 /s/ John H. Walker                    Director                                                 March 31, 1999
     John H. Walker

/s/ Gordon D. Whitener                 Director                                                 March 31, 1999
    Gordon D. Whitener

/s/ Dianne Dillon-Ridgley              Director                                                 March 31, 1999
    Dianne Dillon-Ridgley

/s/ Carl I. Gable                      Director                                                 March 31, 1999
    Carl I. Gable

/s/ June M. Henton                     Director                                                 March 31, 1999
    June M. Henton

/s/  J. Smith Lanier, II              Director                                                  March 31, 1999
     J. Smith Lanier, II

/s/ Thomas R. Oliver                  Director                                                  March 31, 1999
    Thomas R. Oliver

/s/ Leonard G. Saulter                Director                                                  March 31, 1999
    Leonard G. Saulter

/s/ Clarinus C.Th. van Andel          Director                                                  March 31, 1999
    Clarinus C.Th. van Andel
(/TABLE>


                             Exhibit Index



    Exhibit
     Number                                 Description of Exhibit
    -------                                 ----------------------

      10.2      Form of Amendment to Salary Continuation Agreement.

      10.32     Split Dollar Agreement, dated May 29, 1998, between the Company,
                Ray C. Anderson and Mary Anne Anderson Lanier, as Trustee of the Ray C. Anderson Family Trust.

      13        Certain information contained in the Company's Annual Report to
                Shareholders for the fiscal year ended January 3, 1999, which is expressly incorporated into this Report by direct reference thereto.

      21        Subsidiaries of the Company.

      23        Consent of BDO Seidman, LLP.

      27        Financial Data Schedule.

      99.1      Safe Harbor Compliance Statement for Forward-Looking Statements.


