Form 10-Q
period 1999-04-04
INTERFACE INC
filed 1999-05-19
CIK 715787

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

[X]  Quarterly  Report  Pursuant  to  Section   13  or  15(d)  of  the
     Securities Exchange Act of 1934

For Quarterly Period Ended April 4, 1999

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

Shares outstanding of each of the registrant's classes of common stock at May 11, 1999:

                   Class                             Number of Shares
----------------------------------------------      ----------------
Class A Common Stock, $.10 par value per share       46,408,530
Class B Common Stock, $.10 par value per share        6,373,834

                            INTERFACE, INC.

                                 INDEX
                                                                            PAGE
 PART I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements                                   3

                     Balance Sheets - April 4, 1999 and January 3, 1999     3

                     Statements of Income - Three Months Ended              4
                     April 4, 1999 and April 5, 1998

                     Statements of Comprehensive Income - Three Months      4
                     Ended April 4, 1999 and April 5, 1998

                     Statements of Cash Flows - Three Months                5
                     Ended April 4, 1999 and April 5, 1998

                     Notes to Financial Statements                          6


           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Oprations                    12

           Item 3.   Quantitative and Qualitative Disclosures about
                     Market Risk                                           14

 PART II.  OTHER INFORMATION

           Item 1.    Legal Proceedings                                    16

           Item 2.    Changes in Securities and Use of Proceeds            16

           Item 3.    Defaults Upon Senior Securities                      16

           Item 4.    Submission of Matters to a Vote of Security Holders  16

           Item 5.    Other Information                                    16

           Item 6.    Exhibits and Reports on Form 8-K                     16

                                       PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                      INTERFACE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  (UNAUDITED)
                                                (IN THOUSANDS)

 ASSETS                                                                        APRIL 4,           JANUARY 3,
 ------                                                                          1999               1999
                                                                                 ----               ----
 CURRENT ASSETS:
   Cash and Cash Equivalents                                                 $    2,948         $    9,910
   Accounts Receivable                                                          206,521            194,803
   Inventories                                                                  201,316            199,338
   Prepaid Expenses                                                              36,831             26,607
   Deferred Tax Asset                                                             7,851              7,866
                                                                             ----------         ----------
     TOTAL CURRENT ASSETS                                                       455,467            438,524

 PROPERTY AND EQUIPMENT, less
   accumulated depreciation                                                     243,834            245,312
 EXCESS OF COST OVER NET ASSETS ACQUIRED                                        286,230            302,969
 OTHER ASSETS                                                                    59,887             50,059
                                                                             ----------         ----------
                                                                             $1,045,418         $1,036,864
                                                                             ==========         ==========
 LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
 -------------------------------------------

 CURRENT LIABILITIES:
   Notes Payable                                                             $   17,210         $   26,855
   Accounts Payable                                                              64,643             80,154
   Accrued Expenses                                                              96,394            115,317
   Current Maturities of Long-Term Debt                                           2,809              2,786
                                                                             ----------         ----------
     TOTAL CURRENT LIABILITIES                                                  181,056            225,112

 LONG-TERM DEBT, less current maturities                                        175,159            112,651
 SENIOR NOTES                                                                   150,000            150,000
 SENIOR SUBORDINATED NOTES                                                      125,000            125,000
 DEFERRED INCOME TAXES                                                           23,352             23,482
                                                                             ----------         ----------
     TOTAL LIABILITIES                                                          654,567            636,245
                                                                             ----------         ----------

 Minority Interest                                                                1,897              1,795
 Common Stock                                                                     6,086              5,983
 Additional Paid-In Capital                                                     233,703            231,959
 Retained Earnings                                                              222,441            219,230
 Accumulated Other Comprehensive Income - Foreign Currency
      Translation                                                               (39,048)           (31,668)
 Minimum Pension Liability Adjustment                                            (6,399)            (6,399)
 Treasury Stock, 8,168,000, Class A Shares, at Cost                             (27,829)           (20,281)
                                                                             ----------         ----------
                                                                             $1,045,418         $1,036,864
                                                                             ==========         ==========

See accompanying notes to consolidated condensed financial statements.


                                                        INTERFACE, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                  (UNAUDITED)

                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED
                                                                 ---------------------------
                                                                 APRIL 4,           APRIL 5,
                                                                   1999               1998
                                                                   ----               ----
 Net Sales                                                      $ 307,866          $ 318,952
 Cost of Sales                                                    211,258            211,191
                                                                  -------            -------
 Gross Profit on Sales                                             96,608            107,761
 Selling, General and Administrative Expenses                      76,702             80,623
                                                                  -------            -------
 Operating Income                                                  19,906             27,138
 Other (Expense) Income - Net                                      10,715             10,418
                                                                  -------            -------
 Income before Taxes on Income                                      9,191             16,720
 Taxes on Income                                                    3,585              6,437
                                                                  -------            -------
 Net Income                                                       $ 5,606           $ 10,283
                                                                  =======           ========
 Basic Earnings Per Share                                           $ .11              $ .21
                                                                    =====              =====
 Diluted Earnings Per Share                                         $ .11              $ .20
                                                                    =====              =====
 Average Shares Outstanding -- Basic                               52,603             48,558
                                                                   ------             ------
 Average Shares Outstanding -- Diluted                             52,792             50,778
                                                                   ------             ------

See accompanying notes to consolidated condensed financial statements.

                                                        INTERFACE, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                  (UNAUDITED)

                                                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                                  APRIL 4,          APRIL 5,
                                                                    1999              1998
                                                                    ----              ----
 Net Income                                                      $  5,606           $ 10,283
 Other Comprehensive Income, Foreign
    Currency Translation Adjustment                               ( 7,380)            (5,538)
                                                                 --------           --------
 Comprehensive Income                                            $ (1,774)          $  4,745
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

                                                        INTERFACE, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                                   APRIL 4,              APRIL 5,
                                                                     1999                  1998
                                                                     ----                  ----
                                                                           (IN THOUSANDS)

 CASH FLOWS FROM OPERATING ACTIVITIES:                           $ (50,724)             $ (8,415)
                                                                   -------                ------
 INVESTING ACTIVITIES:
   Capital expenditures                                             (9,128)              (11,307)
   Acquisitions/Divestiture of businesses                            8,700               (40,853)
   Other                                                            (1,576)               (4,565)
                                                                    ------                ------
                                                                    (2,004)              (56,725)
                                                                    ------                ------
 FINANCING ACTIVITIES:
   Net borrowing (reduction) of long-term debt                      55,041                (2,312)
   Issuance/Repurchase of common stock                              (6,708)               68,464
   Dividends paid                                                   (2,418)               (1,820)
                                                                    ------                ------
                                                                    45,915                64,332
                                                                    ------                ------
   Net cash provided by (used for) operating,
    investing and financing activities                              (6,813)                 (808)
   Effect of exchange rate changes on cash                            (149)                  (52)
                                                                    ------                ------

 CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the period                        (6,962)                 (860)
   Balance at beginning of period                                    9,910                10,212
                                                                    ------                ------
   Balance at end of period                                         $2,948                $9,352
                                                                    ======                ======

See accompanying notes to consolidated condensed financial statements.

                   INTERFACE, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FOOTNOTES

     As contemplated by the Securities and Exchange Commission (the Commission ) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to the Company's year-end financial statements contained in its Annual Report to Shareholders for the fiscal year ended January 3, 1999, as filed with the Commission.

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

NOTE 2 - INVENTORIES

                                 Inventories are summarized as follows:

                                                         April 4,                    January 3,
                                                           1999                         1999
                                                           ----                         ----
       Finished Goods                                    $127,604                     $123,941
       Work in Process                                     30,531                       31,908
       Raw Materials                                       43,181                       43,489

                                                         $201,316                     $199,338

NOTE 3 - BUSINESS ACQUISITIONS AND DIVESTITURES

     During the first quarter of 1999, the Company completed the sale of Joseph, Hamilton & Seaton Ltd., a U.K.-based contract carpet distributor acquired as part of the Readicut transaction. The Company received cash consideration of approximately $11.2 million in the sale.

     During the first quarter, the Company also acquired three service companies located in the U.S. As consideration in the acquisitions, the Company issued Common Stock valued at approximately $.8 million and paid $1.1 million in cash. All transactions have been accounted for as purchases and accordingly, the results of operations of the acquired companies have been included within the consolidated financial statements since their acquisition dates. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.0 million and is being amortized over 25 years.

     During 1998, the Company acquired four floorcovering contractors, four carpet maintenance companies, two additional service companies, and a raised/access flooring manufacturer, all located in the U.S.
The Company also purchased the vinyl floorcoverings business of Scan-Lock A/S located in Denmark, and Glenside Fabrics Limited, a manufacturer of upholstery fabrics, located in Meltham, U.K. As consideration for the acquisitions, the Company issued Common Stock valued at approximately $1.0 million, $16.9 million in cash, and $.2 million in a note receivable. All transactions have been accounted for as purchases, and accordingly, the results of operations of the acquired companies have been included within the consolidated financial statements since their acquisition dates. The excess of the purchase price over the fair value of the net assets acquired was approximately $11.7 million and is being amortized over periods of 25 to 40 years.


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


NOTE 6 - STOCK REPURCHASES

     The Company adopted a share repurchase program in 1998, pursuant to which it is authorized to repurchase up to 2,000,000 shares of Common Stock in the open market over a two-year period. To date, the Company has repurchased an aggregate of 968,000 shares of Common Stock under this program, at prices ranging from $8.45 to $16.78 per share.


NOTE 7 - EARNINGS PER SHARE AND DIVIDENDS

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period.
Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 52,603 shares and 48,558 shares outstanding for the periods ended April 4, 1999 and April 5, 1998, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 52,792 shares and 50,778 shares outstanding for the periods ended April 4, 1999 and April 5, 1998, respectively. For the purposes of computing earnings per common share and dividends per common share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary and the shares recently repurchased in the open market (an aggregate of 8,168,000 Class A shares recorded at cost).

     The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

                                                                        (In Thousands Except Per Share)


                                                                                       Average
For the Three-Month                                                                     Shares                Earnings
Period Ended                                                    Net Income            Outstanding            Per Share
--------------------------------------------------------------------------------------------------------------------------

April 4, 1999                                                    $ 5,606                 52,603                 $ .11
Effect of Dilution:

   Options                                                            --                    189
                                                                 ----------------------------------------------------
Diluted                                                          $ 5,606                 52,792                 $ .11
                                                                 ====================================================

--------------------------------------------------------------------------------------------------------------------------

April 5, 1998                                                   $ 10,283                 48,558                 $ .21
Effect of Dilution:
   Options                                                            --                  2,220
                                                                -----------------------------------------------------

Diluted                                                         $ 10,283                 50,778                 $ .20
                                                                =====================================================

---------------------------------------------------------------------------------------------------------------------------

NOTE 8 - COMPREHENSIVE INCOME

       Effective the first quarter of 1998, the Company adopted FAS 130, Comprehensive Income . This statement established the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Since this statement applies only to the presentation of comprehensive income, it does not have any impact upon results of operations, financial position, or cash flows.


NOTE 9 - SEGMENT INFORMATION

       During 1998, the Company adopted SFAS 131 which establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker aggregates operating segments based on the type of products produced by the segment. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has two reportable segments. The two reportable segments are Floorcovering Products/Services and Interior Fabrics.
The Floorcovering Products/Services segment manufactures, installs and services commercial modular and broadloom carpet, while the Interior Fabrics segment manufactures panel and upholstery fabrics.

       The accounting policies of the operating segments are the same as those described in Summary of Significant Accounting Policies. Segment amounts disclosed are prior to any elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

SEGMENT DISCLOSURES
Summary information by segment follows:

                                                      Floorcovering         Interior
(in thousands)                                        products/services     fabrics              Other               Total
--------------------------------------------------------------------------------------------------------------------------------
April 4, 1999
Net sales                                                  $245,062          $49,256              $13,548              $307,866
Depreciation and amortization                                 7,989            2,323                  513                10,825
Operating income                                             18,520            4,514                  363                23,397
Total assets                                                935,446          216,442               46,904             1,198,792
---------------------------------------------------------------------------------------------------------------------------------
April 5, 1998
Net sales                                                  $252,133          $56,714              $10,105              $318,952
Depreciation and amortization                                 7,938            2,526                  846                11,310
Operating income                                             19,725            7,617                1,157                28,499
Total assets                                                906,152          219,944               41,796             1,167,892
---------------------------------------------------------------------------------------------------------------------------------

A reconciliation of the Company's total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

                                                                                                 Period Ended
                                                                             --------------------------------------------------
(in thousands)                                                               April 4, 1999                        April 5, 1998
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization                                     $10,825                                 $11,310
Corporate depreciation and amortization                                             155                                     745
                                                                                 ------                                  ------
Reported depreciation and amortization                                          $10,980                                 $12,055
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME
Total segment operating income                                                  $23,397                                 $28,499
Corporate expenses and other reconciling amounts                                 (3,491)                                 (1,361)
                                                                                 ------                                  ------
Reported operating income                                                       $19,906                                 $27,138
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Total segment assets                                                         $1,198,792                              $1,167,892
Corporate assets and eliminations                                              (153,374)                               (131,028)
                                                                               --------                                --------
Reported total assets                                                        $1,045,418                              $1,036,864

NOTE 10 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

     The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's
7.3% senior notes due 2008 and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

                                                        INTERFACE, INC. AND SUBSIDIARIES
                                             NOTE 10 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

                                                           STATEMENT OF INCOME
                                                FOR THE THREE MONTHS ENDED APRIL 4, 1999

                                                                      INTERFACE,        CONSOLIDATION
                                                       NON-              INC.                AND
                                    GUARANTOR        GUARANTOR         (PARENT           ELIMINATION         CONSOLIDATED
                                  SUBSIDIARIES     SUBSIDIARIES      CORPORATION)          ENTRIES              TOTALS
                                  -------------    ------------      ------------          -------              ------
                                                                   (IN THOUSANDS)
 Net sales                            $237,769        $109,246     $         -            $ (39,149)            $307,866
 Cost of sales                         173,691          76,716               -              (39,149)             211,258
                                       -------         -------         -------              -------              -------
 Gross profit on sales                  64,078          32,530               -                    -               96,608
 Selling, general and                   47,202          21,425           8,075                    -               76,702
 administrative                        -------         -------         -------              -------              -------
    expenses
 Operating income                       16,876          11,105          (8,075)                   -               19,906
 Other expense (income)                  4,366           1,967           4,382                    -               10,715
                                       -------         -------         -------              -------              -------
 Income before taxes on income          12,510           9,138         (12,457)                                    9,191

 and Equity in income of
 subsidiaries
 Taxes on income                         4,879           3,564         ( 4,858)                  -                3,585
                                       -------         -------         -------              -------              -------
 Equity in income of                         -               -          13,205              (13,205)                   -
 subsidiaries

 Net income applicable to              $ 7,631         $ 5,574         $ 5,606            $ (13,205)             $ 5,606
 common shareholders                   =======         =======         =======            =========              =======

                                                                       BALANCE SHEET
                                                                       APRIL 4, 1999

                                                                                       CONSOLIDATION
                                                        NON-       INTERFACE, INC.          AND
                                     GUARANTOR       GUARANTOR         (PARENT          ELIMINATION       CONSOLIDATED
                                    SUBSIDIARIES    SUBSIDIARIES     CORPORATION)         ENTRIES            TOTALS
                                    ------------    ------------     ------------         -------            ------
                                                                    (IN THOUSANDS)
 ASSETS
 Current Assets:
   Cash and cash equivalents             $ 586         $ 5,476        $( 3,114)               $ 0            $ 2,948
   Accounts receivable                 140,529          80,703         (14,711)                 0            206,521
   Inventories                         132,525          68,791               -                  0            201,316
   Miscellaneous                         7,987          26,753           9,942                  0             44,682
                                      --------        --------        --------          ---------         ----------
      Total current assets             281,627         181,723          (7,883)                 0            455,467

 Property and equipment
 less accumulated depreciation         152,964          75,879          14,991                  0            243,834
 Investment in subsidiaries             30,571           2,635         817,038           (850,244)                 0
 Miscellaneous                          11,195           8,767          39,925                               59,887
 Excess of cost over net assets        186,431          96,439           3,360                  0            286,230
 acquired                             --------        --------        --------          ---------         ----------
                                      $662,788        $365,443        $867,431          $(850,244)        $1,045,418
                                      ========        ========        ========          =========         ==========

 LIABILITIES AND COMMON
 SHAREHOLDERS' EQUITY

 Current Liabilities:
   Notes payable                       $ 6,032        $ 11,178             $ 0                $ 0           $ 17,210
   Accounts payable                     30,530          33,745             368                  0             64,643
   Accrued expenses                     60,074          44,561          (8,241)                 0             96,394
   Current maturities of long-           1,730           1,079               0                  0              2,809
     term debt                        --------        --------        --------          ---------         ----------
      Total current liabilities         98,366          90,563          (7,873)                 0            181,056

 Long-term debt, less
 current maturities                      8,241          54,039         112,879                  -            175,159
 Senior notes and senior                     -               -         275,000                  -            275,000
   subordinated notes
 Deferred income taxes/other            15,097           4,664           3,591                  0             23,352
 Minority interests                          0           1,897               0                  0              1,897
                                      --------        --------        --------          ---------         ----------
      Total liabilities                121,704         151,163         383,597                  0            656,464

 Redeemable preferred stock             57,891               0               0            (57,891)                 0
 Common stock                           94,145         102,199           6,086           (196,344)             6,086
 Additional paid-in capital            191,411          12,525         233,703           (203,936)           233,703
 Retained earnings                     200,784         138,176         247,725           (364,244)           222,441
 Foreign currency translation
   adjustment income                    (3,147)        (38,620)         (3,680)                 0            (45,447)
 Treasury stock, 8,168,000 Class A
     shares, at cost                         0               0               0            (27,829)           (27,829)
                                      --------        --------        --------          ---------         ----------
                                      $662,788        $365,443        $867,431          $(850,244)        $1,045,418
                                      ========        ========        ========          =========         ==========

                                                      STATEMENT OF CASH FLOWS
                                                       FOR THE THREE MONTHS

                                                        ENDED APRIL 4, 1999

                                                                             INTERFACE,        CONSOLIDATION
                                                               NON-             INC.                AND
                                           GUARANTOR        GUARANTOR          (PARENT          ELIMINATION        CONSOLIDATED
                                          SUBSIDIARIES     SUBSIDIARIES     CORPORATION)          ENTRIES             TOTALS
                                          ------------     -------------    ------------          -------             ------
                                                                             (IN THOUSANDS)

 Net cash provided by operating                $ 231         $ (3,281)         $(47,674)         $     0              $(50,724)
 activities

 Cash flows from operating activities:
 Cash flows from investing activities:

    Purchase of plant and equipment           (5,689)          (1,279)           (2,160)               0                (9,128)
    Acquisitions, net of cash acquired             0                0             8,700                0                 8,700
    Other assets                                   0                0            (1,576)               0                (1,576)
                                              ------           ------            ------           ------                ------
 Net cash provided by (used in)
 investing activities                         (5,689)          (1,279)            4,964                0                (2,004)
                                              ------           ------            ------           ------                ------
 Cash flows from financing activities:
    Net borrowings (repayments)                 (101)           4,951            50,191                0                55,041
    Proceeds from issuance/repurchase
      of common stock                              0                0            (6,708)               0                (6,708)

    Cash dividends paid                            0                0            (2,418)               0                (2,418)
                                              ------           ------            ------           ------                ------
 Net cash provided by (used in)
 financing activities                           (101)           4,951            41,065                0                45,915
                                              ------           ------            ------           ------                ------

 Effect of exchange rate change on cash            0             (149)                0                0                  (149)
                                              ------           ------            ------           ------                ------
 Net increase (decrease) in cash              (5,559)             242            (1,645)               0                (6,962)
 Cash at beginning of year                     6,145            5,234            (1,469)               0                 9,910
                                              ------           ------            ------           ------                ------
 Cash at end of year                          $  586          $ 5,476           $(3,114)          $    0               $ 2,948
                                              ======          =======           =======           ======               =======

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     This report contains statements which may constitute "forward-looking statements" under applicable securities laws, including statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements are based. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement for Forward-Looking Statements included as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999, and are hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

     The Company's revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics and specialty products. During the quarter ended April 4, 1999, the Company had revenues and net income of $307.9 million and $5.6 million, respectively.

     The Company's business, as well as the commercial interiors market in general, is somewhat cyclical in nature. In recent years, the Company has benefited from a recovery in the U.S. commercial office market which began in the mid-1990's. However, the commercial interiors market as a whole has experienced decreased demand levels over the last two quarters. As a result, the Company's results of operations, and its prospects for the balance of 1999, have been adversely affected. A significant sustained downturn in the market would materially impair the Company's revenues and earnings prospects.

     During the fourth quarter of 1998, the Company recorded a pre-tax restructuring charge in the amount of $25.3 million related to plant closures and consolidations of operations in Asia, Europe and the U.S., which resulted in an aggregate headcount reduction of approximately 287 salaried and hourly employees and the write-down and disposal of certain assets. The restructuring charge is comprised of $13.0 million of cash expenditures for severance benefits and relocation costs (of which $7.0 million remained unpaid at April 4, 1999 and is included in accrued expenses) and $12.3 million of non-cash charges, primarily for the write-down of impaired assets. The Company anticipates that the restructuring will be completed by the end of the third quarter 1999. The restructuring is expected to yield annual cost savings of approximately $8 million.

Results of Operations

     For the three month period ended April 4, 1999, the Company's net sales decreased $11 million (3.5%) compared with the same period in 1998. The decrease was primarily attributable to (i) decreased sales volume in the Company's interior fabrics operations resulting from continued soft market conditions, (ii) a decline in sales of broadloom carpet in the U.S. by the Company's Bentley Mills subsidiary, (iii) a decline in sales of broadloom carpet in the United Kingdom, as Firth repositioned itself in that market by shifting its focus to corporate accounts, and reducing its emphasis on the hospitality and transportation market segments, and (iv) a fiscal quarter that was one week shorter than last year. The decrease was offset somewhat by increased sales volume (i) in the Company's Asia-Pacific division which continues to show signs of recovery from the recent economic downturn in that region, and (ii) in the Company's architectural products division driven in part by the 1998 acquisition of Atlantic Access Flooring and its line of steel panel products. Although sales in the Company's U.S. floorcovering operations were essentially flat, there was a shift in the relative mix of sales, with increased service revenues offsetting lower product sales.

     Cost of sales, as a percentage of net sales, increased to 68.6% for the three month period ended April 4, 1999, compared to 66.2% for the same period in 1998. The increase was primarily attributable to
(i) the failure to fully absorb overhead expenses, as a result of the decline in sales, and (ii) the shift in the relative mix of sales towards service revenues, which historically have had lower gross profit margins than product sales.

     Selling, general and administrative expenses, as a percentage of net sales, declined to 24.9% in the quarter ended April 4, 1999, compared to 25.3% in the same period in 1998, primarily as a result of the Company's recent restructuring activities, as well as the consolidation of certain of its operations in the Americas through a "shared services" approach.

    For the three month period ended April 4, 1999, other expenses increased $.3 million compared to the same period in 1998, due primarily to higher overall levels of bank debt resulting from a seasonal reduction in accruals related to employee bonuses and profit-sharing payments, and certain pension payments related to the Firth acquisition.

     As a result of the aforementioned factors, the Company's net income decreased 45.5% to $5.6 million for the first quarter, as compared to the same period last year.

Liquidity and Capital Resources

     The Company's primary source of cash during the three months ended April 4, 1999 was $55 million from long-term financing.
The primary uses of cash during the three months ended April 4, 1999 were (i) $10.0 million for European minimum pension obligations, (ii) $9.1 million for additions to property and equipment in the Company's manufacturing facilities, and (iii) $7.3 million for repurchases of common stock. Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.

     In 1998, the Company adopted a share repurchase program, pursuant to which it is authorized to repurchase up to 2,000,000 shares of Class A Common Stock in the open market over a two-year period. During the quarter ended April 4, 1999, the Company repurchased 793,000 shares of Class A Common Stock at an average price of $9.00 per share. To date, the Company has repurchased an aggregate of 968,000 shares under this program.

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

     The Company categorizes its systems into one of two categories: those that are linked to the Company's AS-400 computer network ("IT Systems"), and those that are not ("Non-IT Systems"). The Company currently estimates the total cost of modifying its IT Systems to be Year 2000 ready to be approximately $23.4 million. Of such amount, approximately $15.4 million is attributable to the cost of new hardware and software which will be required in connection with the global consolidation of the Company's management and financial accounting systems. This new equipment and upgraded technology will have a definable value lasting beyond the Year 2000. In these instances, where Year 2000 compliance is ancillary, the Company intends to capitalize and depreciate such costs. The remaining $8.0 million (based on current estimates) will be expensed as incurred. With respect to Non-IT Systems, the Company currently estimates the total cost of the modifications necessary to be Year 2000 ready to be approximately $2 million, although it could be more. The Company intends to fund these costs through operating cash flows.

     During the quarter ended April 4, 1999, the Company expensed approximately $1.1 million in regard to modifications of both IT Systems and Non-IT Systems. To date, the Company has expensed approximately $6.3 million in the aggregate in regard to such modifications. The Company does not separately track its internal costs related to Year 2000 compliance, the majority of which are compensation expenses for employees in its information technology department.

     With the exception of Asia-Pacific, the Company currently anticipates that the modifications to both its IT Systems and its Non-IT Systems will be completed by the end of August 1999, although it could be later. (Modifications to Non-IT Systems in Asia-Pacific will not be completed until the fourth quarter of 1999). The balance of 1999 will then be available for testing the modifications, as well as for training employees in the use of new hardware and software. The Company has not deferred in any material respect any of its other information technology projects to accommodate its Year 2000 compliance efforts.

     The Company is still in the process of reviewing its Year 2000 exposure to third party suppliers and customers. Surveys have been sent to critical suppliers and, in certain cases, on-site Year 2000 audits are being performed. The Company's most reasonably likely worst-case Year 2000 scenario is that a key supplier's systems will malfunction and, as a result, the Company will suffer a period of business interruption during which it is unable to meet related obligations to its customers. The Company is currently unaware of any Year 2000 problems faced by any suppliers which are likely to have a material adverse effect on the Company. However, many third parties are reluctant to provide detailed information concerning the status of their Year 2000 readiness, particularly if they have not completed an analysis of their systems.

     The Company is in the process of developing and implementing contingency plans in the event of supply problems. The principal contingencies under consideration include identifying and qualifying substitute suppliers for key materials, stockpiling certain critical supplies and pursuing long-term supply contracts providing the Company with preferential treatment in the event of shortages. These plans are targeted for completion by the end of the third quarter of 1999.

     The Company believes that no single customer represents so significant a portion of its revenues that failure on the part of such a customer to plan effectively for Year 2000 would materially impact the Company's financial condition. In addition, the Company believes that the diversity of its customer base minimizes the potential financial impact of such an event. However, if broad customer buying trends are reduced due to Year 2000 issues, the Company's revenues and profitability could be adversely affected.

     There can be no guarantee that the foregoing cost estimates or deadlines will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability to locate and correct all relevant computer codes, and the ability of suppliers, customers and other companies on which the Company relies to modify or convert their systems to be Year 2000 compliant. This risk is particularly acute with respect to non-U.S. third parties, as it is widely reported that many non-U.S. businesses and governments are not addressing their Year 2000 issues on a timely basis.

Euro Conversion

     A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency as of that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies will remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency.

     The increased price transparency resulting from the use of a single currency in the eleven participating countries may affect the ability of the Company to price its products differently in various European markets.

     Introduction of the euro may reduce the amount of the Company's exposure to changes in foreign exchange rates, due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. Conversely, because there will be less diversity in the Company's exposure to foreign currencies, movements in the euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative. As a result of the adoption of the euro, the Company's foreign exchange hedging costs could be reduced in the future.

     Certain of the Company's business functions have introduced euro-capability as of January 1, 1999, including, for example, systems for making and receiving certain payments, pricing and invoicing. Other business functions will be converted for the euro by the end of the transition period (December 31, 2001), but may be converted earlier where operationally efficient or cost-effective, or to meet customer needs. The Company does not expect the costs associated with these modifications to have a material adverse effect on future operations.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of the scope and volume of its global operations, the Company is exposed to an element of market risk from changes in interest rates and foreign currency exchange rates. The Company's results of operations and financial condition could be impacted by\ this risk. The Company manages its exposure to market risk through its regular operating and financial activities and, to the extent appropriate, through the use of derivative financial instruments.

     The Company employs derivative financial instruments as risk management tools and not for speculative or trading purposes. The Company monitors the use of derivative financial instruments through the use of objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. The Company has established strict counterparty credit guidelines and only enters into transactions with financial institutions with a rating of investment grade or better. As a result, the Company considers the risk of counterparty default to be minimal.

     INTEREST RATE MARKET RISK EXPOSURE. Changes in interest rates affect the interest paid on certain of the Company's debt. To mitigate the impact of fluctuations in interest rates, management of the Company has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. The Company maintains the fixed/variable rate mix within these parameters either by borrowing on a fixed-rate basis or entering into interest rate swap transactions. In the interest rate swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. The interest rate swap agreements generally have maturity dates ranging from fifteen to twenty-four months.

     At April 4, 1999, the Company had utilized interest rate swap agreements to effectively convert approximately $43.7 million of variable rate debt to fixed rate debt. The Company anticipates that for the balance of fiscal 1999 it will utilize swap agreements or other derivative financial instruments to convert comparable amounts of variable rate to fixed rate debt.

     FOREIGN CURRENCY EXCHANGE MARKET RISK EXPOSURE. A significant portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the U.S., Canada, England, Northern Ireland, the Netherlands, Australia and Thailand, and sells its products in more than 100 countries. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the Dutch guilder, British pound sterling, German mark, French franc, Canadian dollar, Australian dollar, Thai baht, Japanese yen, and, beginning in 1999, the euro. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice-versa. Additionally, to the extent the Company's foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the U.S., exchange rate changes between two foreign currencies could ultimately impact the Company. Finally, because the Company reports in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations can have a translation impact on the Company's financial position.

     To mitigate the short-term effect of changes in currency exchange rates on the Company's sales denominated in foreign currencies, the Company regularly hedges by entering into currency swap contracts to hedge certain firm sales commitments denominated in foreign currencies. In these currency swap agreements, the Company and a counterparty financial institution exchange equal initial principal amounts of two currencies at the spot exchange rate. Over the term of the swap contract, the Company and the counterparty exchange interest payments in their swapped currencies. At maturity, the principal amount is reswapped, at the contractual exchange rate. At April 4, 1999, the contracts served to hedge firmly committed sales in Dutch guilders and Japanese yen. The contracts generally have maturity dates of fifteen to twenty-four months.

     At April 4, 1999, the Company had approximately $10.5 million (notional amount) of foreign currency hedge contracts outstanding.
The Company expects to hedge a comparable notional amount for the balance of fiscal 1999. The Company, as of April 4, 1999, recognized a $13.7 million decrease in its foreign currency translation adjustment account compared to January 3, 1999 because of the weakening of certain currencies against the U.S. dollar and the transition to the euro as the local reporting currency in Europe.

     SENSITIVITY ANALYSIS. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company's market sensitive instruments.

     To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at April 4, 1999. The market values that result from these computations are compared with the market values of these financial instruments at April 4, 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

     As of April 4, 1999, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company's fixed rate long-term debt would be impacted by a net decrease of $15.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's fixed rate long-term debt of $25.9 million. At January 3, 1999, a 150 basis point movement would have resulted in the same changes.

     As of April 4, 1999, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the Company's financial instruments of $1.3 million or an increase in the fair value of the Company's financial instruments of $1.1 million. At January 3, 1999, a 10% movement would have resulted in the same changes. As the impact of offsetting changes in the fair market value of the Company's net foreign investments is not included in the sensitivity model, these results are not indicative of the Company's actual exposure to foreign currency exchange risk.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     RECENT SALES OF UNREGISTERED SECURITIES. During the fiscal quarter ended April 4, 1999, the Company issued an aggregate of 79,950 shares of its Class A Common Stock that were not registered under the Securities Act of 1933 (the "Securities Act"). The shares, in combination with cash, were issued to four individuals as consideration in the acquisition of Premier Floors, Inc. The market price on the date of issuance was $9.88 per share. The issuance of the foregoing shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.


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

      10.1 Second Amendment to Employment Agreement of Ray C. Anderson dated January 14, 1999.

      10.2    Second  Amendment to  Change  in Control  Agreement  of  Ray  C.
              Anderson dated January 14, 1999.

              In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibits
              10.1 and 10.2:

              Second Amendment to Employment  Agreement  of Michael  D. Bertolucci dated January 14, 1999.
              Second Amendment to Change in Control Agreement of Michael D. Bertolucci dated January 14, 1999.
              Second Amendment to Employment  Agreement  of  Brian  L. DeMoura dated January 14, 1999.
              Second Amendment to Change in Control  Agreement of Brian L. DeMoura dated January 14, 1999.
              Second Amendment to Employment  Agreement of  Charles R. Eitel dated January 14, 1999.
              Second Amendment to Change in Control Agreement of Charles R. Eitel dated January 14, 1999.
              Second Amendment to Employment  Agreement of  Jeffrey  A. Goldberg dated January 14, 1999.
              Second Amendment to Change in Control Agreement of Jeffrey A. Goldberg dated January 14, 1999.
              Second Amendment to Employment  Agreement  of  Daniel T. Hendrix dated January 14, 1999.
              Second Amendment to Change in Control Agreement  of Daniel T. Hendrix dated January 14, 1999.
              Second Amendment to Employment Agreement of Alan S. Kabus dated January 14, 1999.
              Second Amendment to Change in Control Agreement of Alan S. Kabus dated January 14, 1999.
              Second Amendment to Employment Agreement  of  Joyce  D. LaValle dated January 14, 1999.
              Second Amendment to Change in Control Agreement of Joyce D. LaValle dated January 14, 1999.
              Second Amendment to  Employment Agreement of John R. Wells dated January 14, 1999.
              Second Amendment to Change in Control Agreement of John R. Wells dated January 14, 1999.
              Second Amendment to Employment Agreement of Gordon D. Whitener dated January 14, 1999.
              Second Amendment to Change in Control Agreement  of Gordon D. Whitener dated January 14, 1999.
              Second Amendment to Employment  Agreement of  Raymond S. Willoch dated January 14, 1999.
              Second Amendment to Change in Control Agreement of Raymond S. Willoch dated January 14, 1999.

      27.1    Financial Data Schedule (for SEC use only).

      (b) No reports on Form 8-K were filed during the quarter ended April 4, 1999.

                               SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTERFACE, INC.

Date:   May 17, 1999                          By: /s/ Daniel T. Hendrix
                                              Daniel T. Hendrix
                                              Senior Vice President
                                              (Principal Financial Officer)

                             EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit


10.1 Second Amendment to Employment Agreement of Ray C. Anderson dated January 14, 1999.

10.2    Second Amendment to Change in Control Agreement of Ray C.
        Anderson dated January 14, 1999.

27.1    Financial Data Schedule.