Form 10-Q
period 1999-07-04
INTERFACE INC
filed 1999-08-18
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 4, 1999

                         Commission File Number 0-12016

                                 INTERFACE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              GEORGIA                                      58-1451243
   ------------------------------                      -------------------
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

Shares outstanding of each of the registrant's classes of common stock at August 12, 1999:

                    Class                                 Number of Shares
----------------------------------------------            ----------------
Class A Common Stock, $.10 par value per share               46,649,872
Class B Common Stock, $.10 par value per share                6,563,602

                                             INTERFACE, INC.

                                                  INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements                                                               3

                   Balance Sheets - July 4, 1999 and January 3, 1999                                  3

                   Statements  of Income - Three  Months  and Six Months                              4
                   Ended July  4, 1999 and July 5, 1998

                   Statements of Comprehensive Income - Three Months and                              5
                   Six Months Ended July 4, 1999 and July 5, 1998

                   Statements of Cash Flows - Six Months                                              6
                   Ended July 4, 1999 and July 5, 1998

                   Notes to Financial Statements                                                      7

         Item 2.   Management's Discussion and Analysis of Financial Condition and                   13
                   Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk                        16

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                                                 17

         Item 2.   Changes in Securities and Use of Proceeds                                         17

         Item 3.   Defaults Upon Senior Securities                                                   17

         Item 4.   Submission of Matters to a Vote of Security Holders                               18

         Item 5.   Other Information                                                                 18

         Item 6.   Exhibits and Reports on Form 8-K                                                  18

                                           PART I - FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS

                                          INTERFACE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    (UNAUDITED)
                                                   (IN THOUSANDS)


                                                                                   JULY 4,              JANUARY 3,
                                                                                    1999                   1999
                                                                                    ----                   ----

ASSETS
------
CURRENT ASSETS:
  Cash and Cash Equivalents                                                     $     5,086           $     9,910
  Accounts Receivable                                                               224,912               194,803
  Inventories                                                                       187,742               199,338
  Prepaid Expenses                                                                   48,094                26,607
  Deferred Tax Asset                                                                  7,606                 7,866
                                                                                -----------           -----------
    TOTAL CURRENT ASSETS                                                            473,440               438,524

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                                          242,500               245,312
EXCESS OF COST OVER NET ASSETS ACQUIRED                                             283,258               302,969
OTHER ASSETS                                                                         59,448                50,059
                                                                                -----------           -----------
                                                                                $ 1,058,646           $ 1,036,864
                                                                                ===========           ===========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
-------------------------------------------

CURRENT LIABILITIES:
  Notes Payable                                                                 $    20,038           $    26,855
  Accounts Payable                                                                   64,991                80,154
  Accrued Expenses                                                                  101,527               115,317
  Current Maturities of Long-Term Debt                                                2,701                 2,786
                                                                                -----------           -----------
    TOTAL CURRENT LIABILITIES                                                       189,257               225,112

LONG-TERM DEBT, less current maturities                                             175,548               112,651
SENIOR NOTES                                                                        150,000               150,000
SENIOR SUBORDINATED NOTES                                                           125,000               125,000
DEFERRED INCOME TAXES                                                                22,070                23,482
                                                                                -----------           -----------
    TOTAL LIABILITIES                                                               661,875               636,245
                                                                                -----------           -----------

Minority Interest                                                                     1,891                 1,795
Common Stock                                                                          5,996                 5,983
Additional Paid-In Capital                                                          224,261               231,959
Retained Earnings                                                                   226,424               219,230
Accumulated Other Comprehensive Income - Foreign Currency
     Translation                                                                    (37,656)              (31,668)
Minimum Pension Liability Adjustment                                                 (6,399)               (6,399)
Treasury Stock, 7,200,000, Class A Shares, at Cost                                  (17,746)              (20,281)
                                                                                -----------           -----------
                                                                                $ 1,058,646           $ 1,036,864
                                                                                ===========           ===========

See accompanying notes to consolidated condensed financial statements

                        INTERFACE, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  --------------------------           ---------------------------
                                                                   JULY 4,          JULY 5,              JULY 4,            JULY 5,
                                                                    1999              1998                1999               1998
                                                                    ----              ----                ----               ----
NET SALES                                                        $ 305,452          $ 316,864            613,318            635,816
Cost of Sales                                                      209,793            211,218            421,051            422,409
                                                                 ---------          ---------            -------            -------
GROSS PROFIT ON SALES                                               95,659            105,646            192,267            213,407
Selling, General and Administrative Expenses                        75,396             77,577            152,098            158,200
                                                                 ---------          ---------          ---------          ---------
OPERATING INCOME                                                    20,263             28,069             40,169             55,207
Other (Expense) Income - Net                                        (9,971)            (9,072)           (20,686)           (19,490)
                                                                 ---------          ---------          ---------          ---------
INCOME BEFORE TAXES ON INCOME                                       10,292             18,997             19,483             35,717
Taxes on Income                                                      3,963              7,333              7,548             13,770
                                                                 ---------          ---------          ---------          ---------
NET INCOME                                                       $   6,329          $  11,664          $  11,935          $  21,947
                                                                 =========          =========          =========          =========
Basic Earnings Per Share                                         $     .12          $     .22          $     .23          $     .43
                                                                 =========          =========          =========          =========
DILUTED EARNINGS PER SHARE                                       $     .12          $     .22          $     .23          $     .42
                                                                 =========          =========          =========          =========
Average Shares Outstanding -- Basic                                 52,987             52,183             52,941             51,099
                                                                 ---------          ---------          ---------          ---------
Average Shares Outstanding -- Diluted                               52,987             54,015             52,953             52,930
                                                                 ---------          ---------          ---------          ---------

See accompanying notes to consolidated condensed financial statements.


                                                        INTERFACE, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                  (UNAUDITED)

                                                                 (IN THOUSANDS)


                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     ------------------          ----------------

                                                    JULY 4,       JULY 5,      JULY 4,         JULY 5,
                                                     1999          1998         1999            1998
                                                     ----          ----         ----             ----
Net Income                                          $6,329        $11,664     $ 11,935         $ 21,947

Other Comprehensive Income, Foreign
   Currency Translation Adjustment                   1,392          1,796       (7,380)          (3,742)
                                                    ------        -------     --------         --------
Comprehensive Income                                $7,721        $13,460     $  4,555         $ 18,205
                                                    ======        =======     ========         ========


See accompanying notes to consolidated condensed financial statements.

                                  INTERFACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                              ----------------
                                                                            JULY 4,        JULY 5,
                                                                             1999           1998
                                                                           --------      --------
                                                                               (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:                                      $(28,883)     $ (6,361)
                                                                           --------      --------

INVESTING ACTIVITIES:
  Capital expenditures                                                      (18,209)      (20,831)
  Acquisitions/Divestiture of businesses                                      6,217       (42,559)
  Other                                                                      (9,859)       (3,347)
                                                                           --------      --------
                                                                            (21,851)      (66,737)
                                                                                         --------
FINANCING ACTIVITIES:
  Net borrowing (reduction) of long-term debt                                57,837         8,487
  Issuance/Repurchase of common stock                                        (6,621)       69,581
  Dividends paid                                                             (4,738)       (3,774)
                                                                           --------      --------
                                                                             46,478        74,294
                                                                                         --------
  Net cash provided by (used for) operating,
   investing and financing activities                                        (4,256)        1,196
  Effect of exchange rate changes on cash                                      (568)         (775)
                                                                           --------      --------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease) during the period                                  (4,824)          421
  Balance at beginning of period                                              9,910        10,212
                                                                           --------      --------
  Balance at end of period                                                 $  5,086      $ 10,633
                                                                           ========      ========

See accompanying notes to consolidated condensed financial statements

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

NOTE 2 - INVENTORIES

                     Inventories are summarized as follows:

                                    July 4,    January 3,
                                     1999          1999
                                   --------     --------
               Finished Goods      $118,501     $123,941
               Work in Process       28,536       31,908
               Raw Materials         40,705       43,489
                                   --------     --------

                                   $187,742     $199,338
                                   ========     ========

NOTE 3 - BUSINESS ACQUISITIONS AND DIVESTITURES

         During the first quarter of 1999, the Company completed the sale of Joseph, Hamilton & Seaton Ltd., a U.K.-based contract carpet distributor acquired in connection with the acquisition of the European carpet businesses of Readicut International Plc. The Company received cash consideration of approximately $11.2 million in the sale.

          During the first half of 1999, the Company acquired five service companies located in the U.S. As consideration in the acquisitions, the Company issued Common Stock valued at approximately $.8 million and paid $1.9 million in cash. All transactions have been accounted for as purchases and accordingly, the results of operations of the acquired companies have been included within the consolidated financial statements since their acquisition dates. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.2 million and is being amortized over 25 years.

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


NOTE 6 - STOCK REPURCHASES

         The Company adopted a share repurchase program in 1998, pursuant to which it is authorized to repurchase up to 2,000,000 shares of Common Stock in the open market or in private transactions over a two-year period. To date, the Company has repurchased and retired an aggregate of 968,000 shares of Common Stock under this program, at prices ranging from $8.45 to $16.78 per share.


NOTE 7 - EARNINGS PER SHARE AND DIVIDENDS

          Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 52,941 shares and 51,099 shares outstanding for the periods ended July 4, 1999 and July 5, 1998, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 52,953 shares and 52,930 shares outstanding for the periods ended July 4, 1999 and July 5, 1998, respectively. For the purposes of computing earnings per common share and dividends per common share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (an aggregate of 7,200,000 Class A shares recorded at cost).

          The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

                                     (In Thousands Except Per Share)

                                                                                              Average
For the Six-Month                                                             Shares          Earnings
Period Ended                                           Net Income           Outstanding       Per Share
--------------------------------------------------------------------------------------------------------
July 4, 1999                                            $11,935               52,941            $   .23
Effect of Dilution:
   Options                                                 --                     12
                                                        -----------------------------------------------

Diluted                                                 $11,935               52,953            $   .23
                                                        ===============================================

--------------------------------------------------------------------------------------------------------
July 5, 1998                                            $21,947               51,099            $   .43
Effect of Dilution:
   Options                                                 --                  1,831
                                                        -----------------------------------------------
Diluted                                                 $21,947               52,930            $   .42
                                                        ===============================================

--------------------------------------------------------------------------------------------------------

NOTE 8 - COMPREHENSIVE INCOME

             Effective the first quarter of 1998, the Company adopted FAS 130, "Comprehensive Income". This statement established the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Since this statement applies only to the presentation of comprehensive income, it does not have any impact upon results of operations, financial position, or cash flows.


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

SEGMENT DISCLOSURES Summary information by segment follows:

                                                    Floorcovering          Interior
For the Six-Month Period Ended                     products/services        fabrics             Other           Total
----------------------------------------------------------------------------------------------------------------------
                                                                      (in Thousands)
July 4, 1999
Net sales                                              $487,174              $ 99,050          $ 27,094     $  613,318
Depreciation and amortization                            16,159                 4,713               954         21,826
Operating income                                         34,728                10,539               198         45,465
Total assets                                           $929,996              $211,345          $ 46,838     $1,188,179
----------------------------------------------------------------------------------------------------------------------


July 5, 1998
Net sales                                              $501,174              $113,764          $ 20,878     $  635,816
Depreciation and amortization                            14,525                 4,942             1,754         21,221
Operating income                                         43,661                15,125              (399)        58,387
Total assets                                           $921,795              $215,132          $ 43,693     $1,180,620
---------------------------------------------------------------------------------------------------------------------

A reconciliation of the Company's total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

                                                                                        Six-Month
                                                                                       Period Ended
                                                                      -------------------------------------------
(IN THOUSANDS)                                                          July 4, 1999                 July 5, 1998

DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization                            $    21,826                   $    21,221
Corporate depreciation and amortization                                        310                           324
                                                                       -----------                   -----------

Reported depreciation and amortization                                 $    22,136                   $    21,545

-----------------------------------------------------------------------------------------------------------------

OPERATING INCOME
Total segment operating income                                         $    45,465                   $    58,387
Corporate expenses and other reconciling amounts                            (5,296)                       (3,180)
                                                                       -----------                   -----------

Reported operating income                                              $    40,169                   $    55,207
-----------------------------------------------------------------------------------------------------------------


ASSETS
Total segment assets                                                   $ 1,188,179                   $ 1,180,620
Corporate assets and eliminations                                         (129,533)                     (143,756)
                                                                       -----------                   -----------

Reported total assets                                                  $ 1,058,646                   $ 1,036,864
-----------------------------------------------------------------------------------------------------------------


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

                                                        INTERFACE, INC. AND SUBSIDIARIES
                                             NOTE 10 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS


                                                                                   STATEMENT OF INCOME
                                                                          FOR THE SIX MONTHS ENDED JULY 4, 1999

                                                                                  INTERFACE,       CONSOLIDATION
                                                                  NON-                INC.               AND
                                              GUARANTOR        GUARANTOR             (PARENT         ELIMINATION      CONSOLIDATED
                                             SUBSIDIARIES     SUBSIDIARIES        CORPORATION)         ENTRIES           TOTALS
                                             ------------     ------------        ------------         -------           ------

                                                                                (IN THOUSANDS)
Net sales                                     $ 480,914        $ 194,796           $   --            $(62,392)        $ 613,318
Cost of sales                                   351,084          132,359               --             (62,392)          421,051
                                              ---------        ---------           --------          --------         ---------

Gross profit on sales                           129,830           62,437               --                --             192,267
Selling, general and administrative
expenses                                         93,860           42,361             15,877              --             152,098
                                              ---------        ---------           --------          --------         ---------
Operating income                                 35,970           20,076            (15,877)             --              40,169
Other (expense) income                           (9,151)          (2,419)            (9,116)             --             (20,686)
                                              ---------        ---------           --------          --------         ---------
Income before taxes on income                    26,819           17,657            (24,993)             --              19,483
and Equity in income of subsidiaries
Taxes on income                                  10,408            6,886             (9,746)             --               7,548
                                              ---------        ---------           --------          --------         ---------
Equity in income of subsidiaries                   --               --               27,182           (27,182)             --
                                              ---------        ---------           --------          --------         ---------
Net income applicable to
common shareholders                           $  16,411        $  10,771           $ 11,935          $(27,182)        $  11,935
                                              =========        =========           ========          ========         =========

                                                           BALANCE SHEET

                                                           JULY 4, 1999

                                                                                                     CONSOLIDATION
                                                                       NON-        INTERFACE, INC.        AND
                                                    GUARANTOR        GUARANTOR        (PARENT          ELIMINATION    CONSOLIDATED
                                                  SUBSIDIARIES     SUBSIDIARIES     CORPORATION)         ENTRIES         TOTALS
                                                  ------------     ------------     ------------         -------         ------
                                                                                   (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents                      $   4,361         $  (1,642)        $   2,367        $      --        $     5,086
  Accounts receivable                              161,173            78,705           (14,966)              --            224,912
  Inventories                                      124,042            63,700              --                 --            187,742
  Miscellaneous                                     12,526            31,911            11,263               --             55,700
                                                 ---------         ---------         ---------        -----------      -----------
     Total current assets                          302,102           172,674            (1,336)              --            473,440

Property and equipment
less accumulated depreciation                      152,979            72,825            16,696               --            242,500
Investment in subsidiaries                          32,765             3,287           820,432           (856,484)            --
Miscellaneous                                       14,529             7,531            37,388               --             59,448
Excess of cost over net assets acquired            185,019            94,901             3,338               --            283,258
                                                                                                                       -----------
                                                 $ 687,394         $ 351,218         $ 876,518        $  (856,484)     $ 1,058,646

LIABILITIES AND COMMON
SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                  $   5,692         $  14,346         $    --          $      --        $    20,038
  Accounts payable                                  31,050            29,478             4,463               --             64,991
  Accrued expenses                                  76,912            32,097            (7,482)              --            101,527
  Current maturities of long-term debt               1,648             1,053              --                 --              2,701
                                                 ---------         ---------         ---------        -----------      -----------
     Total current liabilities                     115,302            76,974            (3,019)              --            189,257

Long-term debt, less
current maturities                                   7,023            46,869           121,656               --            175,548
Senior notes and senior subordinated
   notes                                              --                --             275,000               --            275,000
Deferred income taxes/other                         15,158             4,552             2,360               --             22,070
Minority interests                                    --               1,891              --                 --              1,891
                                                 ---------         ---------         ---------        -----------      -----------
     Total liabilities                             137,483           130,286           395,997               --            663,766

Redeemable preferred stock                          57,891              --                --              (57,891)            --
Common stock                                        94,145           102,199             5,996           (196,344)           5,996
Additional paid-in capital                         191,411            12,525           224,261           (203,936)         224,261
Retained earnings                                  209,564           143,373           254,054           (380,567)         226,424
Foreign currency translation adjustment
income                                              (3,100)          (37,165)           (3,790)              --            (44,055)
Treasury stock, 7,200,000 Class A
    shares, at cost                                   --                --                --              (17,746)         (17,746)
                                                 ---------         ---------         ---------        -----------      -----------
                                                 $ 687,394         $ 351,218         $ 876,518        $  (856,484)     $ 1,058,646
                                                 =========         =========         =========        ===========      ===========


                                                             STATEMENT OF CASH FLOWS
                                                                FOR THE SIX MONTHS
                                                                ENDED JULY 4, 1999

                                                                                   INTERFACE,     CONSOLIDATION
                                                                     NON-             INC.           AND
                                                 GUARANTOR        GUARANTOR         (PARENT       ELIMINATION  CONSOLIDATED
                                                SUBSIDIARIES     SUBSIDIARIES     CORPORATION)     ENTRIES         TOTALS
                                                ------------     ------------     ------------     -------         ------
                                                                                  (IN THOUSANDS)
Net cash provided by operating activities        $ 21,196         $(13,841)        $(36,238)        $ --          $(28,883)

Cash flows from investing activities:
   Purchase of plant and equipment                (15,302)          (2,350)            (557)          --           (18,209)
   Acquisitions, net of cash acquired                --               --              6,217           --             6,217
   Other assets                                    (6,359)           4,636           (8,136)          --            (9,859)
                                                  -------          -------          -------       --------        --------
Net cash provided by (used in) investing
activities                                        (21,661)           2,286           (2,476)            0          (21,851)

Cash flows from financing activities:
   Net borrowings (repayments)                     (1,319)           5,247           53,909           --            57,837
   Proceeds from issuance/repurchase of
     common stock                                    --               --             (6,621)          --            (6,621)
   Cash dividends paid                               --               --             (4,738)          --            (4,738)
                                                  -------          -------          -------       --------         -------
Net cash provided by (used in) financing
  activities                                       (1,319)           5,247           42,550           --            46,478

Effect of exchange rate change on cash               --               (568)            --             --              (568)
                                                  -------          -------          -------       --------         -------
Net increase (decrease) in cash                    (1,784)          (6,876)           3,836           --            (4,824)
Cash at beginning of year                           6,145            5,234           (1,469)          --             9,910
                                                  -------          -------          -------       --------         -------
Cash at end of year                              $  4,361         $ (1,642)        $  2,367         $ --          $  5,086
                                                 ========         ========         ========         =====         ========

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

General

          The Company's revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics and specialty products. During the quarter ended July 4, 1999, the Company had revenues and net income of $305.5 million and $6.3 million, respectively.

          The Company's business, as well as the commercial interiors market in general, is somewhat cyclical in nature. In recent years, the Company has benefited from a recovery in the U.S. commercial office market which began in the mid-1990's. However, many of the Company's business segments have experienced decreased demand levels over the last three quarters. As a result, the Company's results of operations, and its prospects for the balance of 1999, have been adversely affected. A significant sustained downturn in the market would materially impair the Company's revenues and earnings prospects.

          During the fourth quarter of 1998, the Company recorded a pre-tax restructuring charge in the amount of $25.3 million related to plant closures and consolidations of operations in Asia, Europe and the U.S., which resulted in an aggregate headcount reduction of approximately 287 salaried and hourly employees and the write-down and disposal of certain assets. The restructuring charge is comprised of $13.0 million of cash expenditures for severance benefits and relocation costs (of which $4.5 million remained unpaid at July 4, 1999 and is included in accrued expenses) and $12.3 million of non-cash charges, primarily for the write-down of impaired assets. The Company anticipates that the restructuring will be completed by the end of the third quarter 1999. The restructuring is expected to yield annual cost savings of approximately $8 million.

Results of Operations

         For the three month and six month periods ended July 4, 1999, the Company's net sales decreased $11.4 million (3.6%) and $22.5 million (3.5%), respectively, compared with the same periods in 1998. The decreases were primarily attributable to (i) a decline in sales of broadloom carpet in the U.S. by the Company's Bentley Mills subsidiary, due to personnel turnover and a narrower distribution channel, (ii) a decline in sales of broadloom carpet in Europe, particularly in the United Kingdom, due to the divestiture of Joseph, Hamilton & Seaton, Ltd. and Firth's shift in focus towards corporate accounts, and (iii) decreased sales volume in the Company's interior fabrics operations resulting from continued soft market conditions. The decrease was offset somewhat by increased sales volume (i) in the Company's Asia-Pacific division, which continues to show signs of recovery from the recent economic downturn in that region, and (ii) in the Company's architectural products division, driven in part by the 1998 acquisition of Atlantic Access Flooring and its line of steel panel products. Although sales in the Company's U.S. floorcovering operations were essentially flat, there was a shift in the relative mix of sales, with increased service revenues offsetting lower product sales.

          Cost of sales, as a percentage of net sales, increased to 68.7% for both the three month and six month periods ended July 4, 1999, compared to 66.7% and 66.4%, respectively, for the same periods in 1998. The increase was primarily attributable to (i) the failure to fully absorb overhead expenses, as a result of the decline in sales, and (ii) the shift in the relative mix of sales towards service revenues, which historically have had lower gross profit margins than product sales.

          Selling, general and administrative expenses, as a percentage of net sales, increased to 24.7% in the second quarter of 1999, compared to 24.5% in the same period in 1998, primarily as a result of consulting and development expenses associated with the

Year 2000 initiative. However, the SG&A cost-to-sales ratio decreased to 24.8% in the six-month period ended July 4, 1999, compared to 24.9% in the same period in 1998. The decrease was attributable primarily to the Company's recent restructuring activities and the adoption of a "shared services" program in the Americas floorcovering businesses.

          For the three month and six month periods ended July 4, 1999, other expenses increased $.9 million and $1.2 million, respectively, compared to the same periods in 1998, due primarily to higher overall levels of bank debt resulting from a seasonal reduction in accruals related to employee bonuses and profit-sharing payments, and certain pension payments related to the Firth acquisition.

          As a result of the aforementioned factors, the Company's net income decreased 45.7% to $6.3 million and 45.6% to $11.9 million, respectively, for the three month and six month periods ended July 4, 1999, compared to the same periods last year.

Liquidity and Capital Resources

          The Company's primary source of cash during the six months ended July 4, 1999 was $56.0 million from long-term financing. The primary uses of cash during the six months ended July 4, 1999 were (i) $18.2 million for additions to property and equipment in the Company's manufacturing facilities, (ii) $10 million for European minimum pension obligations, and (iii) $7.3 million for repurchases of common stock. Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.

         In 1998, the Company adopted a share repurchase program, pursuant to which it is authorized to repurchase up to 2,000,000 shares of Class A Common Stock in the open market or in private transactions over a two-year period. During the first half of 1999, the Company repurchased and retired 793,000 shares of Class A Common Stock at an average price of $9.00 per share. To date, the Company has repurchased an aggregate of 968,000 shares under this program.

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

          The Company categorizes its systems into one of two categories: those that are linked to the Company's AS-400 computer network ("IT Systems"), and those that are not ("Non-IT Systems"). The Company currently estimates the total cost of modifying its IT Systems to be Year 2000 ready to be approximately $23.4 million. Of such amount, approximately $13.9 million is attributable to the cost of new hardware and software which will be required in connection with the global consolidation of the Company's management and financial accounting systems. This new equipment and upgraded technology will have a definable value lasting beyond the Year 2000. In these instances, where Year 2000 compliance is ancillary, the Company intends to capitalize and depreciate such costs. The remaining $9.5 million (based on current estimates) will be expensed as incurred. With respect to Non-IT Systems, the Company currently estimates the total cost of the modifications necessary to be Year 2000 ready to be approximately $2 million, although it could be more. The Company intends to fund these costs through operating cash flows.

          During the quarter ended July 4, 1999, the Company expensed approximately $1.3 million in regard to modifications of both IT Systems and Non-IT Systems. To date, the Company has expensed approximately $7.6 million in the aggregate in regard to such modifications. The Company does not separately track its internal costs related to Year 2000 compliance, the majority of which are compensation expenses for employees in its information technology department.

         The company has standardized its IT platforms (computers, system software and network components) and completed functional and Year 2000 testing. AS/400's are 100% migrated to standards. PC servers are 100% migrated to standards, with the exception of Europe and Asia-Pacific operations, which are scheduled for completion in September 1999. PC clients are 100% migrated to standard with the exception of Re:Source Americas, where completion is scheduled for September 1999. Voice PBX and Voice Mail platforms are implemented and certified Year 2000 ready. All WAN and LAN assets are implemented and certified Year 2000 ready.

         For Application software on AS/400's, migration to the standard, Year 2000-tested financial, payroll and human resource systems is complete and the applications are in service in the Americas. Payroll system evaluation, remediation and contingency planning continues in Europe and Asia-Pacific. Service provider system implementations of standard applications are 75% complete, with deployment scheduled for completion in November 1999 (Year 2000 testing concurrently). Manufacturing unit systems (orders and manufacturing) are being handled on a business unit by business unit basis. Mill systems remediation, integration and testing activities are complete and implementation is scheduled for completion in August 1999, except for Nortex which is scheduled for September 1999 and Prince Street Technologies which is scheduled for October 1999.

          Remediation   and  testing  of  Non-IT   equipment  is  scheduled  for
completion in August 1999, with the exception of one system at Intek which is expected to be completed in September 1999.

          The Company has not deferred in any material respect any of its other information technology projects to accommodate its Year 2000 compliance efforts.

          The Company is continuing the process of reviewing its Year 2000 exposure to third party suppliers and customers. Surveys have been sent to critical suppliers and, in certain cases, on-site Year 2000 audits are being performed. The Company's most reasonably likely worst-case Year 2000 scenario is that a key supplier's systems will malfunction and, as a result, the Company will suffer a period of business interruption during which it is unable to meet related obligations to its customers. The Company is currently unaware of any Year 2000 problems faced by any suppliers which are likely to have a material adverse effect on the Company. However, many third parties remain reluctant to provide detailed information concerning the status of their Year 2000 readiness, particularly if they have not completed an analysis of their systems.

          The Company is in the process of developing and implementing contingency plans in the event of supply problems. The principal contingencies under consideration include identifying and qualifying substitute suppliers for key materials, stockpiling certain critical supplies, and pursuing long-term supply contracts providing the Company with preferential treatment in the event of shortages. These plans are targeted for completion by the end of the third quarter of 1999.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a result of the scope and volume of its global operations, the Company is exposed to an element of market risk from changes in interest rates and foreign currency exchange rates. The Company's results of operations and financial condition could be impacted by this risk. The Company manages its exposure to market risk through its regular operating and financial activities and, to the extent appropriate, through the use of derivative financial instruments.

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

          At July 4, 1999, the Company had utilized interest rate swap agreements to effectively convert approximately $43.7 million of variable rate debt to fixed rate debt. The Company anticipates that for the balance of fiscal 1999 it will utilize swap agreements or other derivative financial instruments to convert comparable amounts of variable rate to fixed rate debt.

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

          At July 4, 1999, the Company had approximately $10.5 million (notional amount) of foreign currency hedge contracts outstanding. The Company expects to hedge a comparable notional amount for the balance of fiscal 1999. The Company, as of July 4,

1999, recognized a $6.0 million decrease in its foreign currency translation adjustment account compared to January 3, 1999 because of the weakening of certain currencies against the U.S. dollar and the transition to the euro as the local reporting currency in Europe.

          SENSITIVITY ANALYSIS. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company's market sensitive instruments.

          To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at July 4, 1999. The market values that result from these computations are compared with the market values of these financial instruments at July 4, 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

          As of July 4, 1999, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company's fixed rate long-term debt would be impacted by a net decrease of $15.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's fixed rate long-term debt of $25.9 million. At January 3, 1999, a 150 basis point movement would have resulted in the same changes.

          As of July 4, 1999, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the Company's financial instruments of $1.3 million or an increase in the fair value of the Company's financial instruments of $1.1 million. At January 3, 1999, a 10% movement would have resulted in the same changes. As the impact of offsetting changes in the fair market value of the Company's net foreign investments is not included in the sensitivity model, these results are not indicative of the Company's actual exposure to foreign currency exchange risk.


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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Company held its annual meeting of shareholders on May 18, 1999.

        (b)     Not applicable.

        (c) The matters considered at the annual meeting, and the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, relating to each matter, are as follows:

                (i)      Election of the following directors:

                         Class A                                  For                    Withheld
                         -------                                  ---                    --------
                         Dianne Dillon-Ridgley               39,408,245                  1,075,749
                         Carl I. Gable                       39,407,845                  1,076,149
                         June M. Henton                      39,408,845                  1,075,149
                         J. Smith Lanier, II                 39,408,645                  1,075,349
                         Thomas R. Oliver                    39,408,545                  1,075,449
                         Clarinus C. Th. van Andel           39,408,745                  1,075,249

                         Class B                                  For                    Withheld
                         -------                                  ---                    --------
                         Ray C. Anderson                     4,982,741                         0
                         Brian L. DeMoura                    4,982,741                         0
                         Charles R. Eitel                    4,982,741                         0
                         Daniel T. Hendrix                   4,982,741                         0
                         Leonard G. Saulter                  4,982,741                         0
                         John H. Walker                      4,982,741                         0
                         Gordon D. Whitener                  4,982,741                         0

                 (ii)    Proposal  to approve the  Company's  Executive
                         Bonus Plan:

                         For:                        43,643,386
                         Against:                     1,628,030
                         Abstain:                       195,319

                 (iii)   Proposal to implement the MacBride Principles:

                         For:                         5,542,413
                         Against:                    32,703,214
                         Abstain:                     1,625,053
                         Broker Non-Votes:            5,596,055

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

4.2 Rights Agreement between the Company and Wachovia Bank, N.A., dated as of March 4, 1998, with an effective date 4.2 of March 16, 1998 (included as Exhibit 10.1A to the Company's registration statement on Form 8-A/A dated March 12, 1998, previously filed with the Commission and incorporated herein by reference).

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

10.1            Executive Bonus Plan.


27.1            Financial Data Schedule (for SEC use only).

(b)             No reports on Form 8-K were filed during the quarter  ended
                July 4, 1999.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTERFACE, INC.

Date:   August 16, 1999                  By:    /s/  Daniel T. Hendrix
                                             --------------------------
                                         Daniel T. Hendrix
                                         Senior Vice President
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number          Description of Exhibit


10.1          Executive Bonus Plan.

27.1          Financial Data Schedule.