Form 10-Q
period 1999-10-03
INTERFACE INC
filed 1999-11-16
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarterly Period Ended October 3, 1999

                         Commission File Number 0-12016
                         ------------------------------

                                 INTERFACE, INC.
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

                                 (770) 437-6800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Shares outstanding of each of the registrant's classes of common stock at November 11, 1999:

              Class                                    Number of Shares
              -----                                    ----------------
Class A Common Stock, $.10 par value per share            46,133,361
Class B Common Stock, $.10 par value per share             6,497,413

                                           INTERFACE, INC.

                                                INDEX

                                                                                               PAGE
                                                                                               ----
PART I.     FINANCIAL INFORMATION
            Item 1.     Financial Statements                                                    3

                        Balance Sheets - October 3, 1999 and January 3, 1999                    3

                        Statements of Income - Three Months and Nine Months Ended               4
                        October 3, 1999 and October 4, 1998

                        Statements of Comprehensive Income - Three Months and                   4
                        Nine Months Ended October 3, 1999 and October 4, 1998

                        Statements of Cash Flows - Nine Months                                  5
                        Ended October 3, 1999 and October 4, 1998

                        Notes to Financial Statements                                           6

            Item 2.     Management's Discussion and Analysis of Financial Condition and        12
                        Results of Operations

            Item 3.       Quantitative and Qualitative Disclosures about Market Risk           15

PART II.    OTHER INFORMATION

            Item 1.     Legal Proceedings                                                      16

            Item 2.     Changes in Securities and Use of Proceeds                              16

            Item 3.     Defaults Upon Senior Securities                                        17

            Item 4.     Submission of Matters to a Vote of Security Holders                    17

            Item 5.     Other Information                                                      17

            Item 6.     Exhibits and Reports on Form 8-K                                       17

                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  INTERFACE, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (UNAUDITED)
                                           (IN THOUSANDS)

                                                               OCTOBER 3,       JANUARY 3,
ASSETS                                                            1999             1999
-----                                                             ----             ----
CURRENT ASSETS:
  Cash and Cash Equivalents                                   $    10,936      $     9,910
  Accounts Receivable                                             214,211          194,803
  Inventories                                                     187,605          199,338
  Prepaid Expenses                                                 32,306           26,607
  Deferred Tax Asset                                                7,630            7,866
                                                              -----------      -----------
    TOTAL CURRENT ASSETS                                          452,688          438,524

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                        241,538          245,312
EXCESS OF COST OVER NET ASSETS ACQUIRED                           285,959          302,969
OTHER ASSETS                                                       72,019           50,059
                                                              -----------      -----------
                                                              $ 1,052,204      $ 1,036,864
                                                              ===========      ===========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
-------------------------------------------

CURRENT LIABILITIES:
  Notes Payable                                               $    16,575      $    26,855
  Accounts Payable                                                 73,855           80,154
  Accrued Expenses                                                105,645          115,317
  Current Maturities of Long-Term Debt                              2,762            2,786
                                                              -----------      -----------
    TOTAL CURRENT LIABILITIES                                     198,837          225,112

LONG-TERM DEBT, less current maturities                           151,722          112,651
SENIOR NOTES                                                      150,000          150,000
SENIOR SUBORDINATED NOTES                                         125,000          125,000
DEFERRED INCOME TAXES                                              22,082           23,482
                                                              -----------      -----------
    TOTAL LIABILITIES                                             647,641          636,245
                                                              -----------      -----------

Minority Interest                                                   1,920            1,795
Common Stock                                                        5,967            5,983
Additional Paid-In Capital                                        222,475          231,959
Retained Earnings                                                 229,339          219,230
Accumulated Other Comprehensive Income - Foreign Currency
     Translation                                                  (30,993)         (31,668)
Minimum Pension Liability Adjustment                               (6,399)          (6,399)
Treasury Stock, 7,200,000, Class A Shares, at Cost                (17,746)         (20,281)
                                                              -----------      -----------
                                                              $ 1,052,204      $ 1,036,864
                                                              ===========      ===========

See accompanying notes to consolidated condensed financial statements.

                                         INTERFACE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                   (UNAUDITED)

                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   -----------------------------    ----------------------------
                                                   OCTOBER 3,          OCTOBER 4,   OCTOBER 3,        OCTOBER 4,
                                                      1999                1998         1999              1998
                                                      ----                ----         ----              ----
NET SALES                                          $ 304,246        $ 328,264        $ 917,564        $ 964,080
Cost of Sales                                        209,906          215,005          630,956          637,414
                                                   ---------        ---------        ---------        ---------
GROSS PROFIT ON SALES                                 94,340          113,259          286,608          326,666
Selling, General and Administrative Expenses          75,643           80,685          227,741          238,885
                                                   ---------        ---------        ---------        ---------
OPERATING INCOME                                      18,697           32,574           58,867           87,781
Other (Expense) Income - Net                          (9,998)         (10,136)         (30,684)         (29,626)
                                                   ---------        ---------        ---------        ---------
INCOME BEFORE TAXES ON INCOME                          8,699           22,438           28,183           58,155
Taxes on Income                                        3,440            8,078           10,989           21,848
                                                   ---------        ---------        ---------        ---------
NET INCOME                                         $   5,259        $  14,360        $  17,194        $  36,307
                                                   =========        =========        =========        =========
Basic Earnings Per Share                           $     .10        $     .27        $     .33        $     .70
                                                   =========        =========        =========        =========
DILUTED EARNINGS PER SHARE                         $     .10        $     .27        $     .33        $     .69
                                                   =========        =========        =========        =========
Average Shares Outstanding -- Basic                   52,829           52,462           52,906           51,773
                                                   ---------        ---------        ---------        ---------
Average Shares Outstanding -- Diluted                 52,829           54,105           52,906           52,916
                                                   ---------        ---------        ---------        ---------

See accompanying notes to consolidated condensed financial statements.



                               INTERFACE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                         (UNAUDITED)

                                        (IN THOUSANDS)

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                          -----------------------    -----------------------
                                          OCTOBER 3,   OCTOBER 4,    OCTOBER 3,   OCTOBER 4,
                                             1999         1998          1999        1998
                                             ----         ----          ----        ----
Net Income                                $ 5,259       $14,360       $17,194       $36,307
Other Comprehensive Income, Foreign
   Currency Translation Adjustment          6,663        16,140           675        12,398
                                          -------       -------       -------       -------
Comprehensive Income                      $11,922       $30,500       $17,869       $48,705
                                          =======       =======       =======       =======


See accompanying notes to consolidated condensed financial statements.

                          INTERFACE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                       ---------------------------
                                                       OCTOBER 3,        OCTOBER 4,
                                                         1999               1998
                                                       ----------        ----------
                                                               (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:                  $ 11,984           $ 28,419
                                                       --------           --------

INVESTING ACTIVITIES:
  Capital expenditures                                  (22,349)            28,998
  Acquisitions/Divestiture of businesses                  6,217            (62,800)
  Other                                                  (8,458)            (6,369)
                                                       --------           --------
                                                        (24,590)           (98,167)
                                                       --------           --------
FINANCING ACTIVITIES:
  Net borrowing (reduction) of long-term debt            30,519             14,997
  Issuance/Repurchase of common stock                    (7,921)            68,121
  Dividends paid                                         (7,107)            (6,134)
                                                       --------           --------
                                                         15,491             76,984
                                                       --------           --------
  Net cash provided by (used for) operating,
   investing and financing activities                     2,885              7,236
  Effect of exchange rate changes on cash                (1,859)            (1,404)
                                                       --------           --------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease) during the period               1,026              5,832
  Balance at beginning of period                          9,910             10,212
                                                       --------           --------
  Balance at end of period                             $ 10,936           $ 16,044
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

NOTE 2 - INVENTORIES

               Inventories are summarized as follows:

                                          October 3,         January 3,
                                             1999               1999

                  Finished Goods           $112,559          $123,941
                  Work in Process            29,568            31,908
                  Raw Materials              45,478            43,489
                                           --------          --------

                                           $187,605          $199,338
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


NOTE 6 - STOCK REPURCHASES

             The Company adopted a share repurchase program in 1998, pursuant to which it is authorized to repurchase up to 2,000,000 shares of Common Stock in the open market or in private transactions over a two-year period. To date, the Company has repurchased and retired an aggregate of 1,075,500 shares of Common Stock under this program, at prices ranging from $8.45 to $16.78 per share.


NOTE 7 - EARNINGS PER SHARE AND DIVIDENDS

             Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 52,906 shares and 51,773 shares outstanding for the periods ended October 3, 1999 and October 4, 1998, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 52,906 shares and 52,916 shares outstanding for the periods ended October 3, 1999 and October 4, 1998, respectively. For the purposes of computing earnings per common share and dividends per common share, the Company is treating as treasury stock (and therefore not outstanding) the shares that are owned by a wholly-owned subsidiary (an aggregate of 7,200,000 Class A shares recorded at cost).

             The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

                                                                          (In Thousands Except Per Share Amounts)

                                                                                           Average
For the Nine-Month                                                                         Shares                  Earnings
Period Ended                                                          Net Income         Outstanding              Per Share
---------------------------------------------------------------------------------------------------------------------------------

October 3, 1999                                                    $ 17,194                 52,906                  $ .33
Effect of Dilution:
   Options                                                               --                     --
                                                                   -------------------------------------------------------

Diluted                                                            $ 17,194                 52,906                  $ .33
                                                                   ======================================================

----------------------------------------------------------------------------------------------------------------------------------


October 4, 1998                                                    $ 36,307                 51,773                  $ .70
Effect of Dilution:
   Options                                                              --                  1,143
                                                                   ------------------------------------------------------
Diluted                                                            $ 36,307                 52,916                  $ .69
                                                                   ======================================================

----------------------------------------------------------------------------------------------------------------------------------

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

             The accounting policies of the operating segments are the same as those described in Summary of Significant Accounting Policies in the notes to the Company's year-end financial statements contained in its Annual Report to Shareholders for the fiscal year ended January 3, 1999, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

SEGMENT DISCLOSURES
 Summary information by segment follows:

(in thousands)
                                                         Floorcovering         Interior
For the Nine-Month Period Ended                          products/services      fabrics                 Other                 Total
-----------------------------------------------------------------------------------------------------------------------------------

October 3, 1999
Net sales                                                     $729,625         $147,172               $40,767            $  917,564
Depreciation and amortization                                   22,388            6,868                 1,431                30,687
Operating income                                                48,254           16,845                   (86)               65,013
Total assets                                                  $960,749         $210,825               $46,952            $1,218,526
-----------------------------------------------------------------------------------------------------------------------------------


October 4, 1998
Net sales                                                     $767,678         $163,386               $33,016            $  964,080
Depreciation and amortization                                   20,404            6,666                 3,343                30,413
Operating income                                                70,336           23,343                (2,028)               91,651
Total assets                                                  $996,218         $213,800               $46,990            $1,257,008
-----------------------------------------------------------------------------------------------------------------------------------

A reconciliation of the Company's total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

                                                                                        Nine-Month
                                                                                       Period Ended
                                                                  ---------------------------------------------------------
(IN THOUSANDS)                                                    October 3, 1999                          October 4, 1998
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization                           $ 30,687                                $ 30,413
Corporate depreciation and amortization                                    588                                     580
                                                                   -----------                             -----------

Reported depreciation and amortization                                $ 31,275                                $ 30,993
---------------------------------------------------------------------------------------------------------------------------


OPERATING INCOME
Total segment operating income                                        $ 65,013                                $ 91,651
Corporate expenses and other reconciling amounts                        (6,146)                                 (3,870)
                                                                    ----------                              ----------

Reported operating income                                             $ 58,867                                $ 87,781
----------------------------------------------------------------------------------------------------------------------------


ASSETS
Total segment assets                                               $ 1,218,526                             $ 1,257,008
Corporate assets and eliminations                                      (166,322)                              (181,871)
                                                                  -------------                           ------------

Reported total assets                                              $ 1,052,204                             $ 1,075,137
----------------------------------------------------------------------------------------------------------------------------


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

                                                 INTERFACE, INC. AND SUBSIDIARIES
                                       NOTE 10 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS


                                                        STATEMENT OF INCOME
                                             FOR THE NINE MONTHS ENDED OCTOBER 3, 1999

                                                                                 INTERFACE,        CONSOLIDATION
                                                                    NON-               INC.            AND
                                                 GUARANTOR       GUARANTOR         (PARENT          ELIMINATION      CONSOLIDATED
                                                SUBSIDIARIES    SUBSIDIARIES     CORPORATION)         ENTRIES           TOTALS
                                                ------------    ------------     ------------         -------           ------

                                                                               (IN THOUSANDS)

Net sales                                        $ 723,784        $ 287,986         $   --           $(94,206)        $ 917,564
                                                 ---------        ---------         --------         --------         ---------
Cost of sales                                      530,353          194,809             --            (94,206)          630,956

Gross profit on sales                              193,431           93,177             --               --             286,608
Selling, general and administrative                139,572           62,502           25,667             --             227,741
                                                 ---------        ---------         --------         --------         ---------
expenses
Operating income                                    53,859           30,675          (25,667)            --              58,867
Other (expense) income                             (13,575)          (3,309)         (13,800)            --             (30,684)
                                                 ---------        ---------         --------         --------         ---------
Income before taxes on income                       40,284           27,366          (39,467)            --              28,183
and equity in income of subsidiaries
Taxes on income                                     15,710           10,673          (15,394)            --              10,989
Equity in income of subsidiaries                      --               --             41,267          (41,267)
                                                 ---------        ---------         --------         --------         ---------
Net income applicable to common shareholders     $  24,574        $  16,693         $ 17,194         $(41,267)        $  17,194
                                                 =========        =========         ========         ========         =========

                                                      BALANCE SHEET


                                                     OCTOBER 3, 1999

                                                                                         CONSOLIDATION
                                                               NON-       INTERFACE, INC.     AND
                                           GUARANTOR         GUARANTOR       (PARENT       ELIMINATION     CONSOLIDATED
                                         SUBSIDIARIES      SUBSIDIARIES    CORPORATION)      ENTRIES          TOTALS
                                         ------------      ------------    ------------      -------          ------
                                                                          (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents                 $   5,268      $   2,632      $   3,036      $      --        $    10,936
  Accounts receivable                         159,238         81,687        (26,714)            --            214,211
  Inventories                                 119,872         67,733           --               --            187,605
  Miscellaneous                                11,586         34,893         (6,543)            --             39,936
                                            ---------      ---------      ---------      -----------      -----------
     Total current assets                     295,964        186,945        (30,221)            --            452,688

Property and equipment
   less accumulated depreciation              151,499         71,741         18,298             --            241,538
Investment in subsidiaries                     45,784          6,356        822,558         (874,698)            --
Miscellaneous                                  16,058         10,064         45,897             --             72,019
Excess of cost over net assets acquired       183,755         98,888          3,316             --            285,959
                                            ---------      ---------      ---------      -----------      -----------
                                            $ 693,060      $ 373,994      $ 859,848      $  (874,698)     $ 1,052,204
                                            =========      =========      =========      ===========      ===========

LIABILITIES AND COMMON
SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                             $   5,916      $  10,659      $    --        $      --        $    16,575
  Accounts payable                             35,315         30,572          7,968             --             73,855
  Accrued expenses                             71,104         41,179         (6,638)            --            105,645
  Current maturities of long-term debt          1,662          1,100           --               --              2,762
                                            ---------      ---------      ---------      -----------      -----------
     Total current liabilities                113,997         83,510          1,330             --            198,837

Long-term debt, less
   current maturities                           7,083         47,258         97,381             --            151,722
Senior notes and senior subordinated
    notes                                        --             --          275,000             --            275,000
Deferred income taxes/other                    15,007          4,718          2,357             --             22,082
Minority interests                               --            1,920           --               --              1,920
                                            ---------      ---------      ---------      -----------      -----------
     Total liabilities                        136,087        137,406        376,068             --            649,561

Redeemable preferred stock                     57,891           --             --            (57,891)            --
Common stock                                   94,145        102,199          5,967         (196,344)           5,967
Additional paid-in capital                    191,411         12,525        224,261         (205,722)         222,475
Retained earnings                             217,726        149,295        259,313         (396,995)         229,339
Foreign currency translation adjustment
    income                                     (4,200)       (27,431)        (5,761)            --            (37,392)
Treasury stock, 7,200,000 Class A
    shares, at cost                              --             --             --            (17,746)         (17,746)
                                            ---------      ---------      ---------      -----------      -----------
                                            $ 693,060      $ 373,994      $ 859,848      $  (874,698)     $ 1,052,204
                                            =========      =========      =========      ===========      ===========

                                                     STATEMENT OF CASH FLOWS
                                                       FOR THE NINE MONTHS
                                                      ENDED OCTOBER 3, 1999

                                                                                                     CONSOLIDATION
                                                                    NON-          INTERFACE, INC.       AND
                                                 GUARANTOR        GUARANTOR           (PARENT        ELIMINATION    CONSOLIDATED
                                                SUBSIDIARIES     SUBSIDIARIES       CORPORATION)        ENTRIES         TOTALS
                                                ------------     ------------       ------------     ------------   -----------
                                                                        (IN THOUSANDS)
Net cash provided by operating activities          $ 41,332         $(18,450)          $(10,900)        $  -          $ 11,984

Cash flows from investing activities:
   Purchase of plant and equipment                  (18,378)          (3,215)              (756)           -           (22,349)
   Acquisitions, net of cash acquired                  --               --                6,217            -             6,217
   Other assets                                     (22,572)          15,286             (1,172)           -             8,458
                                                   --------         --------           --------         ------        --------

Net cash provided by (used in) investing
    activities                                      (40,950)          12,071              4,289            0           (24,590)

Cash flows from financing activities:
   Net borrowings (repayments)                       (1,259)           5,636             26,142            -            30,519
   Proceeds from issuance/repurchase of
     common stock                                      --               --               (7,921)           -            (7,921)
   Cash dividends paid                                 --               --               (7,107)           -            (7,107)

Net cash provided by (used in) financing
  activities                                         (1,259)           5,636             11,114            -            15,491

Effect of exchange rate change on cash                 --             (1,859)              --              -            (1,859)
                                                   --------         --------           --------         ------        --------

Net increase (decrease) in cash                        (877)          (2,602)             4,503            -             1,026
Cash at beginning of year                             6,145            5,234             (1,469)           -             9,910
                                                   --------         --------           --------         ------        --------

Cash at end of year                                $  5,268         $  2,632           $  3,036         $  -          $ 10,936
                                                   ========         ========           ========         ======        ========

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

General

         The   Company's   revenues  are  derived   from  sales  of   commercial
floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics and specialty products. During the quarter ended October 3, 1999, the Company had revenues and net income of $304.4 million and $5.3 million, respectively.

         The Company's business, as well as the commercial interiors market in general, is somewhat cyclical in nature. In recent years, the Company has benefited from a recovery in the U.S. commercial office market which began in the mid-1990's. However, many of the Company's business segments have experienced decreased demand levels over the last four quarters. As a result, the Company's results of operations, and its prospects for the balance of 1999, have been adversely affected. A significant sustained downturn in the market would materially impair the Company's revenues and earnings prospects.

         During the fourth quarter of 1998, the Company recorded a pre-tax restructuring charge in the amount of $25.3 million related to plant closures and consolidations of operations in Asia, Europe and the U.S., which resulted in an aggregate headcount reduction of approximately 287 salaried and hourly employees and the write-down and disposal of certain assets. The restructuring charge is comprised of $13.0 million of cash expenditures for severance benefits and relocation costs (of which $4.5 million remained unpaid at October 3, 1999 and is included in accrued expenses) and $12.3 million of non-cash charges, primarily for the write-down of impaired assets.

Results of Operations

         For the three month and nine month periods ended October 3, 1999, the Company's net sales decreased $23.8 million (7.3%) and $46.5 million (4.8%), respectively, compared with the same periods in 1998. The decreases were primarily attributable to (i) a decline in sales of broadloom carpet in the U.S. by the Company's Bentley Mills subsidiary, due to soft market conditions and a shift to an owned and aligned distribution channel which served to reduce the number of dealers selling Bentley Mills products, (ii) a decline in sales of broadloom carpet in Europe, particularly in the United Kingdom, due to the divestiture of Joseph, Hamilton & Seaton, Ltd. and Firth's loss of sales personnel due to integration with the modular carpet sales force, and (iii) decreased sales volume in the Company's interior fabrics operations resulting from continued soft market conditions. The decrease was offset somewhat by increased sales volume (i) in the Company's Asia-Pacific division, which continues to show signs of recovery from the recent economic downturn in that region, and (ii) in the Company's architectural products division, driven in part by the 1998 acquisition of Atlantic Access Flooring and its line of steel panel products. Although sales in the Company's U.S. floorcovering operations were essentially flat, there was a shift in the relative mix of sales, with increased service revenues offsetting lower product sales.

         Cost of sales, as a percentage of net sales, increased to 69.0% and 68.8%, respectively, for three month and nine month periods ended October 3, 1999, compared to 65.5% and 66.1%, respectively, for the same periods in 1998. The increase was primarily attributable to (i) the failure to fully absorb overhead expenses, as a result of the decline in sales, and (ii) the shift in the relative mix of sales towards service revenues, which historically have had lower gross profit margins than product sales.

         Selling, general and administrative expenses, as a percentage of net sales, increased to 24.9% in the third quarter of 1999, compared to 24.6% in the same period in 1998, primarily as a result of the decline in sales, increased consulting and development expenses associated with the Year 2000 initiative, and costs associated with the integration of the Re:Source Americas network, the consolidation of certain of the Company's operations in the Americas through a "shared services" approach, and the departure of the Company's former chief operating officer. However, the SG&A cost-to-sales ratio of 24.8% for the nine-month period ended October 3, 1999 was consistent with the same period in 1998.

         For the three month and nine month periods ended October 3, 1999, other expenses were consistent with the same periods in 1998. However, due primarily to higher overall levels of bank debt, other expenses increased $1 million compared to the same nine month period in 1999.

         As a result of the aforementioned factors, the Company's net income decreased 63.4% to $5.3 million and 52.6% to $17.2 million, respectively, for the three month and nine month periods ended October 3, 1999, compared to the same periods last year.

Liquidity and Capital Resources

         The Company's primary source of cash during the nine months ended October 3, 1999 was $30.5 million from long-term financing. The primary uses of cash during the nine months ended October 3, 1999 were (i) $22.3 million for additions to property and equipment in the Company's manufacturing facilities,
(ii) $10 million for European minimum pension obligations, and (iii) $8.5 million for repurchases of common stock. Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.

         In 1998, the Company adopted a share repurchase program, pursuant to which it is authorized to repurchase up to 2,000,000 shares of Class A Common Stock in the open market or in private transactions over a two-year period. In 1999 to date, the Company has repurchased and retired 893,000 shares of Class A Common Stock at an average price of $9.00 per share. Since the adoption of the program, the Company has repurchased an aggregate of 1,075,500 shares under this program.

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

         During the quarter ended October 3, 1999, the Company expensed approximately $1.1 million in regard to modifications of both IT Systems and Non-IT Systems. To date, the Company has expensed approximately $8.7 million in the aggregate in regard to such modifications. The Company does not separately track its internal costs related to Year 2000 compliance, the majority of which are compensation expenses for employees in its information technology department.

         The Company has standardized its IT platforms (computers, system software and network components) and completed functional and Year 2000 testing. AS/400's, all PC servers, and PC clients are 100% migrated to standards. Voice PBX and Voice Mail platforms and all WAN and LAN assets are implemented and certified Year 2000 ready. Application software on AS/400's is migrated to the standard Year 2000-tested financial, payroll and human resource systems, and those applications are in service in the Americas. Payroll systems in Europe/Asia-Pacific are considered Year 2000 ready, and contingency plans are in place. Service provider system implementations of standard applications are complete at all sites except one, with deployment scheduled for completion at that location in November 1999. Business systems remediation, integration and testing activities are complete. Application software on PC servers principally involves Lotus Notes and related applications. Notes certification was addressed in platform testing. Testing of specific applications is complete.

         The Company has not deferred in any material respect any of its other information technology projects to accommodate its Year 2000 compliance efforts.

         Remediation and testing of Non-IT equipment is complete, contingency plans are in place, and the Company anticipates no material interruption in the functioning of its equipment. The Company is continuing the process of reviewing its Year 2000 exposure to third party suppliers and customers. Surveys have been sent to critical suppliers and, in certain cases, on-site Year 2000 audits are being performed. The Company's most reasonably likely worst-case Year 2000 scenario is that a key supplier's systems will malfunction and, as a result, the Company will suffer a period of business interruption during which it is unable to meet related obligations to its customers. The Company is currently unaware of any Year 2000 problems faced by any suppliers which are likely to have a material adverse effect on the Company. However, many third parties remain reluctant to provide detailed information concerning the status of their Year 2000 readiness.

         The Company is in the process of developing and implementing contingency plans in the event of supply problems. The principal contingencies under consideration include identifying and qualifying substitute suppliers for key materials, stockpiling certain critical supplies, and pursuing long-term supply contracts providing the Company with preferential treatment in the event of shortages. Contingency responses have been identified for all critical supply items at all owned sites except Intek, where completion is expected in November 1999.

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

         Introduction  of the  euro  may  reduce  the  amount  of the  Company's
exposure to changes in   exchange  rates,  due to the  netting  effect of
having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. Conversely, because there will be less diversity in the Company's exposure to foreign currencies, movements in the euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative. As a result of the adoption of the euro, the Company's foreign exchange hedging costs could be reduced in the future.

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

         At October 3, 1999, the Company had utilized interest rate swap agreements to effectively convert approximately $43.7 million of variable rate debt to fixed rate debt. The Company anticipates that for the balance of fiscal 1999 it will utilize swap agreements or other derivative financial instruments to convert comparable amounts of variable rate to fixed rate debt.

FOREIGN CURRENCY EXCHANGE MARKET RISK EXPOSURE. A significant portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the U.S., Canada, England, Northern Ireland, the Netherlands, Australia and Thailand, and sells its products in more than 100 countries. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the Dutch guilder, British pound sterling, German mark, French franc, Canadian dollar, Australian dollar, Thai baht, Japanese yen, and, since the beginning of 1999, the euro. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice-versa. Additionally, to the extent the Company's foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the U.S., exchange rate changes between two foreign currencies could ultimately impact the Company. Finally, because the Company reports in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations can have a translation impact on the Company's financial position.

         To mitigate the short-term effect of changes in currency exchange rates on the Company's sales denominated in foreign currencies, the Company regularly hedges by entering into currency swap contracts to hedge certain firm sales commitments denominated in foreign currencies. In these currency swap agreements, the Company and a counterparty financial institution exchange equal initial principal amounts of two currencies at the spot exchange rate. Over the term of the swap contract, the Company and the counterparty exchange interest payments in their swapped currencies. At maturity, the principal amount is reswapped, at the contractual exchange rate. At October 3, 1999, the contracts served to hedge firmly committed sales in Dutch guilders and Japanese yen. The contracts generally have maturity dates of fifteen to twenty-four months.

         At October 3, 1999, the Company had approximately $10.5 million (notional amount) of foreign currency hedge contracts outstanding. The Company expects to hedge a comparable notional amount for the balance of fiscal 1999.

         SENSITIVITY ANALYSIS. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company's market sensitive instruments.

         To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at October 3, 1999. The market values that result from these computations are compared with the market values of these financial instruments at October 3, 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

         As of October 3, 1999, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company's fixed rate long-term debt would be impacted by a net decrease of $15.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's fixed rate long-term debt of $25.9 million. At January 3, 1999, a 150 basis point movement would have resulted in the same changes.

         As of October 3, 1999, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the Company's financial instruments of $1.3 million or an increase in the fair value of the Company's financial instruments of $1.1 million. At January 3, 1999, a 10% movement would have resulted in the same changes. As the impact of offsetting changes in the fair market value of the Company's net foreign investments is not included in the sensitivity model, these results are not indicative of the Company's actual exposure to foreign currency exchange risk.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  On July 28, 1998, Collins & Aikman Floorcoverings, Inc. ("CAF") -- in the wake of receiving "cease and desist" letters from the Company demanding that CAF cease manufacturing certain carpet products that the Company believed infringe upon certain of its copyrighted product designs -- filed a lawsuit against the Company asserting that certain of the Company's products, primarily its Caribbean(TM) design product line, infringed on certain of CAF's alleged copyrighted product designs. The lawsuit, which is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:98-CV-2069, seeks injunctive relief and unspecified monetary damages. The lawsuit also asserts other claims against the Company and certain other parties, including for alleged tortious interference by the Company with CAF's contractual relationship with the Roman Oakey Designs firm.

                  On September 28, 1998, the Company filed its answer denying all the claims asserted by CAF, and also asserting counterclaims against CAF for copyright infringement. The Company believes the claims asserted by CAF are unfounded and subject to meritorious defenses, and it is defending vigorously all the claims. At the present time, discovery has been limited by Court order to matters relating to CAF's motion for preliminary injunction, and both the Company and CAF have filed motions for summary judgment. As a result of Court-ordered mediation not leading to a resolution of the disputes between the parties, the Company expects the Court will soon set a schedule for arguments and a hearing on the pending motions.

                   The Company's insurors have denied coverage under the Company's insurance policies, which annually would otherwise provide up to $100 million of coverage. On June 8, 1999, the Company filed suit against the insurors to challenge that denial. That lawsuit is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:99-CV-1485, and is in the early stages of its proceedings.

                  Both the CAF infringement lawsuit and the Company's insurance coverage lawsuit involve complex legal and factual issues, and while the Company believes strongly in the merits of its legal positions, it is impossible to predict with accuracy the outcome of either such litigation matter at this stage. The Company intends to continue its aggressive pursuit of its positions in both actions.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

ITEM 5.           OTHER INFORMATION

                  John R. Wells was promoted to the position of President of the Company's Americas floorcovering operations on November 8, 1999. Gordon D. Whitener, former President of the Americas floorcovering operations, was offered another position within the Company, but he declined and has departed the Company. Mr. Whitener has also resigned as a director of the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:


EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT

3.1 Restated Articles of Incorporation (included as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 4, 1998, previously filed with the Commission and incorporated herein by reference).

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

10.1 Executive Bonus Plan (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1999, previously filed with the Commission and incorporated herein by reference).

27.1            Financial Data Schedule (for SEC use only).

(b)             No reports on Form 8-K were filed during the quarter ended
                October 3, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INTERFACE, INC.

Date:   November 16, 1999                      By:  /s/  Daniel T. Hendrix
                                                  -----------------------
                                               Daniel T. Hendrix
                                               Senior Vice President -
                                                  Finance, Chief Financial
                                                  Officer and Treasurer
                                               (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
NUMBER        DESCRIPTION OF EXHIBIT


27.1          Financial Data Schedule.