Form 10-K
period 2000-02-02
INTERFACE INC
filed 2000-03-31
CIK 715787

============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

                           COMMISSION FILE NO: 0-12016



                                 INTERFACE, INC.
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                              58-1451243
        ------------------------         -----------------------------------
        (State of incorporation)        (I.R.S. Employer Identification No.)

             2859 Paces Ferry Road
                  Suite 2000
              Atlanta, Georgia                              30339
        ------------------------------------              ----------
      (Address of principal executive offices)            (zip code)

Registrant's telephone number, including area code:  (770) 437-6800
                                                     --------------


Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                 Class A Common Stock, $0.10 Par Value Per Share
                 -----------------------------------------------
                               (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No /_/

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.   /_/

         Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 28, 2000 (assuming conversion of Class B Common Stock into Class A Common Stock): $202,795,057 (47,716,484 shares valued at the last sales price of $4.25 on March 28, 2000). See Item 12.

         Number of shares outstanding of each of the registrant's classes of Common Stock, as of March 28, 2000:

                    Class                                      Number of Shares
                    -----                                      ----------------

           Class A Common Stock,
           $0.10 par value per share .........................     45,150,760
           Class B Common Stock,
           $0.10 par value per share .........................      6,664,441


                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Annual Report to Shareholders for the fiscal year ended January 2, 2000 are incorporated by reference into Parts I and II.

         Portions of the Proxy Statement for the 2000 Annual Meeting of
           Shareholders are incorporated by reference into Part III.

=============================================================================

                                     PART I

ITEM 1.   BUSINESS

General
-------

         Interface, Inc. ("Interface" or the "Company ") is a global manufacturer, marketer, installer and servicer of products for the commercial and institutional interiors market. With a 40% market share, the Company is the worldwide leader in the modular carpet segment, which includes both carpet tile and two-meter roll goods. The Company's BENTLEY(R), PRINCE STREET(R) and FIRTH(TM) brands are leaders in the high quality, designer-oriented sector of the broadloom segment. The Company provides specialized carpet replacement, installation and maintenance services through its Re:Source Americas service network. The Company's Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a North American market share of approximately 57%. The Company's specialty products operations produce raised/access flooring systems, antimicrobial additives, adhesives and various other chemical compounds and products. These complementary product offerings, together with an integrated marketing philosophy, enable Interface to take a "total interior solutions" approach to serving the diverse needs of its customers around the world.

         The Company markets products in over 100 countries around the world under such established brand names as INTERFACE(R) and HEUGA(R) in modular carpet; BENTLEY, PRINCE STREET and FIRTH in broadloom carpets; GUILFORD OF MAINE(R), STEVENS LINEN(TM), TOLTEC(TM), INTEK(TM), CAMBORNE(TM) and GLENSIDE(TM) in interior fabrics and upholstery products; INTERSEPT(R) in chemicals; and C-TEC(R), ATLANTIC(TM) and INTERCELL(R) in raised/access flooring systems. The Company utilizes an internal marketing and sales force of over 1,100 experienced personnel (the largest in the commercial floorcovering industry), stationed at over 100 locations in over 35 countries, to market the Company's carpet products and services in person to its customers. The Company's principal geographic markets are the Americas (69% of 1999 net sales), Europe (26% of 1999 net sales), and Asia-Pacific (5% of 1999 net sales).

         While the Company's net sales from U.S. operations have historically been derived primarily from the renovation market, Interface believes that the recovery in the U.S. commercial office market, which began in the mid 1990's, will drive growth in the new construction market over the next several years. From a high of nearly 24% in 1986, suburban office vacancy rates dropped to a twelve year low of 9.0% as of March 1998 but had risen again to 10.1% as of September, 1999, according to CB Commercial/Torto Wheaton Research. Thus, although the U.S. commercial office market has recently experienced some weakness in demand, the Company nonetheless believes that this weakness is temporary and that the recovery has not yet run its course.

         In its international markets, the Company expects to benefit from increased use and acceptance of its products. In addition, the commercial office markets in both Europe and Asia-Pacific have recently shown signs of recovery.

         For 1999, the Company had net sales and net income of $1.228 billion and $23.5 million, respectively. Net sales were composed of sales of floorcovering products and related services ($974 million), interior fabrics sales ($197.1 million) and raised/access flooring and other specialty product sales ($57.1 million), accounting for 79.3%, 16.0% and 4.7% of total net sales, respectively. The Company achieved a compound annual growth rate in its net sales and net income (excluding the 1998 restructuring charge, discussed below) of 11.3% and 8.8%, respectively, over the five-year period from 1995 to 1999.

Recent Developments
-------------------

         In 1999, the Company introduced a new flooring product marketed under the brand name SOLENIUM(TM). The Company believes that this new product essentially creates a new flooring product category, as it combines the benefits of resilient flooring products, such as hardwoods or linoleum (greater durability and lower maintenance), with those of carpet (increased styling, sound absorption and comfort). SOLENIUM floorcovering is manufactured from a specialized fiber which the Company believes provides superior stain resistance qualities. The fiber is woven to create a highly-styled textile flooring product that is supported by the Company's NEXSTEP(R) backing.

         During the fourth quarter of 1998, the Company recorded a pre-tax restructuring charge, the first in the Company's history, of $25.3 million ($0.31 per diluted share after tax) related to plant closures and consolidations, an aggregate headcount reduction of approximately 253 salaried and hourly employees in Europe, Asia and the United States, and the write-down and disposal of certain assets. The restructuring charge is comprised of approximately $13 million of cash expenditures for severance benefits and relocation costs and approximately $12.3 million of non-cash charges, primarily for the write-down of impaired assets. The Company anticipates that the restructuring will result in annual savings of approximately $8 million. Further discussion concerning the restructuring appears in the Company's Consolidated Financial Statements and Notes thereto contained in the Company's 1999 Annual Report to Shareholders. See Item 8 below.

Company Strengths
-----------------

         Management believes that the Company benefits from several significant competitive advantages, which will assist it in sustaining and enhancing its position as a market leader. The Company's principal strengths include:

                  STRONG BRAND NAMES WITH REPUTATION FOR QUALITY AND RELIABILITY. The Company's products are known in the industry for their high quality and reliability. The Company's strong brand names in carpets, interior fabrics, and raised/access flooring systems are leaders in the industry. INTERFACE and HEUGA are the preeminent brand names in carpet tiles for commercial and institutional use worldwide. The PRINCE STREET and BENTLEY brands are rated the number two and three brands, respectively, for carpet design in the U.S. according to a 1998 survey of interior designers published in the FLOOR FOCUS industry publication. On the international front, Firth Carpets has a reputation in Europe for manufacturing high-quality woven and tufted products. GUILFORD and CAMBORNE are leading brand names in their respective markets for interior fabrics.

                  EFFICIENT AND LOW-COST GLOBAL MANUFACTURING OPERATIONS. The Company's global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers who require products and services at various locations around the world. Global manufacturing locations enable the Company to compete effectively with local producers in its international markets, while also affording international customers more favorable delivery times and freight costs. The Company's capital investment program to consolidate and modernize the yarn manufacturing operations of its Fabrics Group has resulted in significant efficiencies and cost savings, as well as new product capabilities. In addition, these investments have allowed Interface to respond to a shift in demand towards lighter-weight, less expensive fabrics by original equipment manufacturer (OEM) panel fabric customers.

                  DEDICATED DISTRIBUTION AND SERVICE CAPABILITY THROUGH RE:SOURCE PROVIDER NETWORK. The Company's Re:Source Americas service network includes 19 owned and approximately 78 affiliated commercial floorcovering contractors. The Company believes that the service, marketing and distribution capabilities added by Re:Source Americas have resulted in (i) increased sales of Company products as contractors in the network have begun to supply Company products on a preferred basis, (ii) enhanced customer satisfaction by assisting customers in the process of selecting, purchasing, installing, maintaining and recycling carpet products, (iii) improved pricing for the Company's floorcovering products, and (iv) increased operating margins by consolidating administrative functions and coordinating and streamlining sales efforts by Company and contractor sales personnel. Re:Source Americas also provides a channel for delivery of a variety of additional services and products offered by the Company. See "Floorcovering Products -- Services."

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

                  AWARD-WINNING AND INNOVATIVE PRODUCT DESIGN AND DEVELOPMENT CAPABILITIES. The Company's product design and development capabilities give Interface a significant competitive advantage. Interface has an exclusive consulting contract with the leading design firm David Oakey Designs, Inc. ("Oakey Designs") to augment the Company's internal research, development and design staff. Since engaging Oakey Designs in 1994, the Company has introduced more than 104 new carpet designs in the U.S. and has enjoyed considerable success in winning U.S. carpet industry design awards bestowed by the International Interior Design Association (IIDA), particularly in the carpet tile division. In 1996, Oakey Designs' services were extended to the Company's international carpet operations.

                  SKILLED MANAGEMENT TEAM AND COMMITTED EMPLOYEES.  An important component of the Company's competitive advantage is the continued strengthening of its management team and its commitment to developing and maintaining an enthusiastic and collaborative work force. The Company has a team of skilled and dedicated executives to guide the Company's continued growth and diversification. In addition, over the past four years, the Company has made a substantial investment in its approximately 7,250 employees worldwide. In 1997, for example, the Company created an internal employee training and education team, known as One World Learning, which implements corporate-wide learning programs. In both 1998 and 1999, FORTUNE magazine rated Interface one of the top 100 employers in the U.S. on the strength of the Company's commitment to its employees. FORTUNE has also rated Interface one of the "10 Most Admired Companies" in its industry category.

Business Strategy and Principal Initiatives
-------------------------------------------

         Interface's long-standing corporate strategy has been to diversify and integrate worldwide. The Company seeks to diversify by developing internally or acquiring related product lines and businesses in the commercial interiors field and to integrate by identifying and developing synergies and operating efficiencies among the Company's products and global businesses. In continuing that strategy, the Company is pursuing the following principal strategic initiatives:

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

                  GLOBAL MARKETING AND MANUFACTURING CAPABILITIES. The Company's objective is to use the complementary nature of its product lines to offer "total interior solutions" to its customers worldwide, meeting their diverse needs for products and services. The Company combines its global marketing and manufacturing capabilities to successfully target multinational companies and compete effectively in local markets worldwide. The Company has a seven-person global account team with responsibility for the Company's largest multinational customers and prospects, and it has implemented a marketing communications network to link its worldwide marketing and sales force. The Company has also consolidated management responsibility for certain key operational areas, which has significantly increased global cooperation and coordination in product planning, production and marketing activities - in effect, "hooking it up" worldwide.

                  ECOLOGICAL SUSTAINABILITY THROUGH QUEST AND ECOSENSE PROGRAMS. In January 1995, the Company began a worldwide war-on-waste initiative referred to internally as "QUEST". Applying a zero-based definition of waste (broadly defined as any measurable cost that goes into manufacturing a product but does not result in identifiable value to the customer), the Company realized an aggregate of approximately $10 million in savings in 1999. Management believes the Company can eliminate an additional $10 million of such waste in 2000. Since its inception in 1995, the cumulative savings attributable to the QUEST initiative as of the end of fiscal year 1999 were $124 million. The war-on-waste represents a first step in the Company's broader EcoSense initiative, which is the Company's long-range program to achieve greater resource efficiency and, ultimately, ecological "sustainability" - that is, the point at which Interface is no longer a net "taker" from the earth. The Company believes that its pursuit of these initiatives provides a competitive advantage in marketing its products to an increasing number of customers.

                  SELECTIVE STRATEGIC ACQUISITIONS. The Company has successfully expanded its business and product lines through strategic acquisitions. The Company expanded its carpet operations with the acquisitions of Heuga Holding B.V. (now Interface Europe B.V.) in 1988, Bentley Mills, Inc. in 1993, Prince Street Technologies, Ltd. in 1994 and Firth Carpets Ltd. in 1998. Its interior fabrics business has been expanded significantly with the acquisitions of certain assets of Stevens Linen
         Associates,  Inc.  in  1993,  Toltec  Fabrics,  Inc.  and   the  Intek
         division of Springs Industries, Inc. in 1995, Camborne Holdings, Ltd. in 1997 and Glenside Fabrics Limited in 1998. In addition, the Company's acquisitions of Renovisions, Inc. in 1996 and Facilities Resource Group, Inc. in 1997, and the formation of the Re:Source
         Americas services network through acquisitions in 1996- 1999 have enabled the Company to expand rapidly into a variety of commercial interior services. The Company's 1998 acquisitions of the vinyl floorcoverings business of Scan-Lock A/S and the raised/access flooring business of Atlantic Access Flooring, Inc. have broadened the Company's lines of floorcovering products and raised/access flooring systems, respectively. The Company intends to continue to selectively target companies and product lines that complement existing product lines and further the Company's ability to provide total interior solutions for its customers.

Floorcovering Products
----------------------

   Products

         The Company is the world's largest manufacturer and marketer of modular carpet, which includes carpet tile and two-meter roll goods, with a 40% worldwide market share. Broadloom carpet generally consists of tufted carpet sold primarily in twelve-foot rolls. The Company's broadloom carpet operations - Bentley Mills, Prince Street and Firth Carpets - focus on the high quality, designer-oriented sector of the U.S. and U.K. broadloom carpet markets. The Company also offers a vinyl hard flooring product in Europe under the brand SCAN-LOCK(TM).

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

         The Company uses a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors - particularly offices, health care facilities, airports, educational and other institutions, and retail facilities. The Company's carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information. While the Company continues to manufacture and sell a substantial portion of its carpet tile in standard styles, an increasing percentage of the Company's modular carpet sales is custom or made-to-order products designed to meet customer specifications.

         The Company produces and sells carpet tile specially adapted for the health care facilities market. The Company's carpet tile possesses characteristics - such as the use of the INTERSEPT antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns - making it suitable for use in such facilities in lieu of hard surface flooring.

         The Company also manufactures and sells two-meter roll goods which are structure-backed and offer many of the advantages of both carpet tile and broadloom carpet. These roll goods are often used in conjunction with carpet tiles to create special design effects. The Company's current principal customers for such products are in the education, health care and government sectors. The Company believes, however, that the demand for two-meter roll goods is increasing generally within the commercial and institutional interiors market and expects two-meter roll goods to account for a growing percentage of its U.S. modular carpet sales in the future.

         BROADLOOM CARPET. The Company has garnered a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and styling capabilities and short production and delivery times with a marketing strategy geared toward serving and working closely with interior designers, architects and other specifiers. Prince Street's design-sensitive broadloom products center around unique, multi-dimensional textured carpets with a hand-tufted look, while Bentley Mills' designs emphasize the dramatic use of color. The PRINCE STREET and BENTLEY brands were rated the number two and three brands, respectively, for carpet design in the U.S. according to a 1998 survey of interior designers published in the FLOOR FOCUS industry publication. In addition, Firth Carpets has a reputation for manufacturing high-quality woven and tufted products, mostly using woolen spun blends.

         RESILIENT TEXTILE FLOORING. In 1999, the Company introduced SOLENIUM resilient textile flooring, a new category of product which combines the functional and aesthetic benefits of resilient flooring and carpet. SOLENIUM is highly stain-resistant, has carpet-like softness, yet is as easy to maintain as vinyl flooring. SOLENIUM is manufactured using one-third less material and energy than carpet and is designed to be completely recyclable. The Company believes Solenium fills an unmet need within health care, retail and education markets.

         VINYL FLOORING. In 1998, the Company acquired the flooring business of Denmark-based Scan-Lock A/S, a manufacturer of extruded vinyl products using recycled and post-industrial waste, and has moved this business to the U.K. The SCAN-LOCK product is a high performance interlocking hard flooring suitable for heavy duty applications, including factories and sports facilities.

   Services

         The Company provides commercial carpet installation services through the Re:Source Americas services network. The network includes approximately 97 owned or affiliated commercial floorcovering contractors strategically located throughout the major metropolitan areas of the United States. The network: (i) allows the Company to monitor and enhance customer satisfaction throughout the product ownership cycle, resulting in fewer claims; (ii) reduces the Company's cost of selling by bolstering efforts of sales representatives at the mill level with contractor-level support; (iii) improves pricing for products; and (iv) achieves efficiencies by augmenting administrative functions of contractors.

         The Re:Source Americas service network also provides carpet maintenance services using the Company's IMAGE(TM) maintenance system. The IMAGE system includes a custom-engineered maintenance methodology and a line of cleaning chemicals manufactured by Interface Americas Re:Source Technologies, Inc. In Europe, the Company has re-launched the European version of the IMAGE program, pursuant to which the Company has licensed selected independent service contractors to provide carpet maintenance services.

         The Re:Source Americas service network also provides carpet replacement services using its RENOVISIONS(R) process. This process utilizes patented lifting equipment and specialty tools to lift office equipment and modular workstations in place, permitting the economical replacement of existing carpet with virtually no disruption of the customer's business. Other proprietary products facilitate the movement of file cabinets, office furniture, and even complete workstations, without the inefficiency and disruption associated with unloading and dismantling the items being moved.

         Finally, the Re:Source Americas service network provides a channel for delivery of a variety of additional services and products offered by the Company, including furniture moving and installation, furniture refurbishment, project management, carpet reclamation and recycling through the Company's RE:ENTRY(TM) reclamation system, adhesives manufactured by Re:Source Technologies, specialty products manufactured by Pandel, Inc. and raised/access flooring systems manufactured by Interface Architectural Resources, Inc.

   Marketing and Sales

         The Company traditionally has focused its carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on specifiers, such as architects, engineers, interior designers, and contracting firms who often make or significantly influence the purchase decision. The acquisitions of Bentley Mills and Prince Street significantly strengthened the Company's relationships with interior designers and architects and have enhanced the Company's ability to target those and other specifiers at the critical design stage of commercial projects. The

Company emphasizes sales to the commercial office sector, both new construction and renovation, as well as to health care facilities, governmental institutions and public facilities, including libraries, museums, convention and hospitality centers, airports, schools and hotels. The Company's marketing efforts are enhanced by the well-known brand names of its carpet products, including INTERFACE and HEUGA in modular carpet, and BENTLEY, PRINCE STREET and FIRTH in broadloom carpet.

         An important part of the Company's marketing and sales efforts involves the preparation of custom-made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles to meet the customer's particular needs. (See "Business Strategy and Principal Initiatives", above, and "Product Design, Research, and Development", below.) The Company's mass customization initiative simplified the Company's carpet manufacturing operations, which significantly improved its ability to respond quickly and efficiently to requests for samples. The turnaround time for the Company to produce made-to-order carpet samples to customer specifications has been reduced from an average of 30 days in 1993 to approximately 3 days in 1999, and the average number of carpet samples produced per month has increased from 90 per month in 1993 to approximately 1,200 per month in 1999. This sample production ability has significantly enhanced the Company's marketing and sales efforts and has increased the Company's volume of higher margin custom or made-to-order sales.

         The Company primarily uses its internal marketing and sales force of over 1,100 persons to market its carpet products, and it also relies on contractors in its Re:Source Americas service network to bolster its sales efforts. In order to implement its global marketing efforts, the Company has product and design studios in the United States, England, France, Germany, Spain, Norway, the Netherlands, Australia, Japan and Singapore. The Company expects to open such offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

   Manufacturing

         The Company manufactures carpet in the United States, the Netherlands, the United Kingdom, Canada, Australia and Southeast Asia, SOLENIUM resilient textile flooring in the United States and the United Kingdom, and vinyl flooring in the United Kingdom. In addition to enhancing the Company's ability to develop a strong local presence in foreign markets, having foreign manufacturing operations enables the Company to supply its customers with carpet from the location offering the most advantageous delivery times, exchange rates, duties and tariffs and freight expense. The Company believes that the ability to offer consistent products and services on a worldwide basis at attractive prices is an important competitive advantage in servicing multinational customers seeking global supply relationships. The Company will consider additional locations for manufacturing operations in other parts of the world as necessary to meet the demands of customers in growing international markets.

         The environmental management systems of the Company's Northern Ireland, West Yorkshire, England (Don E. Russell Plant), Australian, the Netherlands and Canadian floorcoverings manufacturing facilities are certified under ISO 14001.

         The Company currently obtains a significant percentage of its requirements for synthetic fiber (the principal raw material used in the Company's carpet products) from E.I. DuPont de Nemours and Company ("Dupont"). The Company believes that its arrangements with DuPont permit the Company to obtain favorable terms. However, the Company currently purchases fiber from other long-term suppliers, and there are adequate alternative sources of supply from which the Company could fulfill its synthetic fiber requirements if its arrangements with DuPont should change. Other raw materials used by the Company are also readily available from a number of sources.

         In 1995 and 1996, the Company implemented a manufacturing plan in which it standardized its worldwide manufacturing procedures. In connection with the implementation of this plan, the Company adopted global standards for its tufting equipment, yarn systems and product styling, and changed its standard carpet tile size from 18 square inches to 50 square centimeters. The Company believes that changing its standard carpet tile size has allowed it to reduce operational waste and fossil fuel energy consumption and to offer consistent product sizing for its global customers.

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

         The Company believes the principal competitive factors in its primary floorcovering markets are quality, design, service, broad product lines, product life, marketing strategy, and pricing. In the commercial office market, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. In the health-care facilities market, the Company's products compete primarily with resilient tile. The Company believes that SOLENIUM, its new resilient textile flooring product, and treatment of its modular carpet with the INTERSEPT antimicrobial chemical agent are material factors in its ability to compete successfully in the health care market. The quality, service, design, longer average life, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of the Company's modular carpet are its principal competitive advantages, which are offset in part by its higher initial cost when compared to comparable grades of broadloom carpet. The acquisitions of Bentley Mills, Prince Street and Firth Carpets, with their broadloom carpet product lines, have enhanced the Company's competitive position by enabling the Company to offer one-stop shopping to commercial carpet customers and, thus, to capture some sales that would have gone to competitors. In addition, the Company believes that its global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. Finally, the Company believes that the formation of the Re:Source service provider network, and the resulting improvement in customer service, has further enhanced the Company's competitive position.

Interior Fabrics
----------------

   Products

         The Company, through its Fabrics Group, designs, manufactures and markets specialty fabrics for open plan office furniture systems and commercial interiors. Sales of panel fabrics to OEMs of movable office furniture systems constituted approximately 57% of total North American fabrics sales in fiscal 1999. In addition, the Company produces woven and knitted seating fabrics, wall covering fabrics, wool upholstery fabrics, fabrics used for vertical blinds in office interiors, and fabrics used for cubicle curtains in health care facilities.

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

         The Company, in recent years, has diversified and expanded significantly both its product offerings and markets for interior fabrics. The Company's 1993 acquisition of the STEVENS LINEN lines added decorative, upscale upholstery fabrics and specialty textile products to the Fabrics Group's traditional product offerings. The Company's June 1995 acquisition of Toltec Fabrics, Inc., a manufacturer and marketer of fabric for the contract and home furnishings upholstery markets, enhanced the Company's presence in the contract jobber market; and its December 1995 acquisition of the Intek division of Springs Industries, a manufacturer experienced in the production of lighter-weight panel fabrics, has strengthened the Fabrics Group's capabilities in that market. All of these developments have reinforced the Fabrics Group's dominant position with OEMs of movable office furniture systems.

         Internationally, the June 1997 acquisition of Camborne Holdings, Ltd., the United Kingdom's leading textile manufacturer for the office and contract furnishings markets, has enhanced the Company's access to the European and Asia-Pacific markets. The Camborne acquisition also added wool upholstery fabrics specifically designed for the European market to the Fabrics Group's product offering. In 1998, the Company acquired Glenside Fabrics Limited, a United Kingdom based manufacturer of upholstery fabrics for the contract furnishings and leisure markets. The Glenside acquisition further enhances the Fabrics Group's European presence. As part of its restructuring announced in the first quarter of 1999, the Company is in the process of consolidating Glenside's and Camborne's manufacturing operations.

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

         In 1997, the Company introduced its TERRATEX(R) line of panel fabrics. The TERRATEX label is intended to denote fabrics manufactured from 100% recycled polyester, and includes both new products and traditional product offerings. The first fabric to bear the TERRATEX label was Guilford of Maine's FR701(R) line. Since 1997, several fabrics, including for the first time in 2000, seating fabrics, have carried the TERRATEX label. Each of the Fabrics Group's companies now markets fabrics in the TERRATEX line.

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

   Marketing and Sales
   -------------------

         The Company's principal interior fabrics customers are OEMs of movable office furniture systems. The Fabrics Group sells to essentially all of the major office furniture manufacturers. The Fabrics Group also sells to manufacturers and distributors of wallcoverings, vertical blinds, cubicle curtains, acoustical wallboards, ceiling tiles and residential furniture, and, since the acquisition of Toltec Fabrics, to contract jobbers. The GUILFORD OF
MAINE, STEVENS LINEN, TOLTEC, INTEK, CAMBORNE and GLENSIDE brand names are well-known in the industry and enhance the Company's fabric marketing efforts.

         The majority of the Company's interior fabrics sales are made through the Fabrics Group's own sales force. The sales team works closely with designers, architects, facility planners and other specifiers who influence the purchasing decisions of buyers in the interior fabrics segment. In addition to facilitating sales, the resulting relationships also provide the Company with marketing and design ideas that are incorporated into the development of new product offerings. The Fabrics Group maintains a design studio in Grand Rapids, Michigan which facilitates coordination between its in-house designers and the design staffs of major customers.

         The Company's interior fabric sales offices are located in New York, New York, Grand Rapids, Michigan and the United Kingdom. The Fabrics Group also has marketing and distribution facilities in Canada and Hong Kong, and sales representatives in Japan, Hong Kong, Singapore, Malaysia, Korea and South Africa. The Company has sought increasingly, over the past several years, to expand its export business and international operations in the fabrics segment, both to accommodate the demand of principal OEM customers that are expanding their businesses overseas, and to facilitate additional coordinated marketing to multinational customers of the Company's carpet business as part of the Company's "total interior solutions" approach.

   Manufacturing

         The Company's fabrics manufacturing facilities are located in Maine, Massachusetts, Michigan, North Carolina and West Yorkshire, England. The production of synthetic and wool blended fabrics is a relatively complex, multi-step process. Raw fiber and yarn are placed in pressurized vats in which dyes are forced into the fiber. Particular attention is devoted to this dyeing process, which requires a high degree of expertise in order to achieve color consistency. All raw materials used by the Company are readily available from a number of sources. The Fabrics Group also now uses 100% recycled fiber manufactured from PET soda bottles in its manufacturing process.

         In response to a shift in the Fabrics Group's traditional panel fabric market toward lighter-weight, less expensive products, the Company implemented a major capital investment program in 1994 which included the construction of a new facility and the acquisition of equipment to enhance the efficiency and breadth of the Fabrics Group's yarn manufacturing processes. The program improved the Fabrics Group's cost effectiveness in producing such lighter-weight fabrics, reduced manufacturing cycle time, and enabled the Fabrics Group to reinforce its product leadership position with its OEM customers. The acquisition of Intek in December 1995 provided the Company with immediate and significant capabilities in the efficient production of lighter-weight, less expensive panel fabrics and the acquisition of Camborne provided a European-based manufacturing facility and much needed expertise in the production of wool fabrics. The Company believes that it has recently been successful in designing fabrics that have simplified the manufacturing process, thereby reducing complexity while improving efficiency and quality. Through the use of existing raw materials, new fabrics are being manufactured using the mass customization production strategy. By employing the capabilities that are now available with the Company's new manufacturing facility, the Company anticipates that its ability to apply the mass customization production strategy to the manufacture of fabrics will be expanded. See "Business Strategy and Principal Initiatives", above.

         The environmental management system of the Fabrics Group's largest facility, in Guilford, Maine has been granted ISO 14001 certification. The Company's East Douglas, Maine and West Yorkshire, England fabrics manufacturing facilities are also certified under ISO 14001.

         The Company offers textile processing services through the Fabrics Group's Component Technologies division in Grand Rapids, Michigan. Such services include the lamination of fabrics onto substrates for pre-formed office furniture system panels, facilitating easier and more cost effective assembly of the system components by the Fabrics Group's OEM customers.

   Competition
   -----------

         The Company competes in the interior fabrics market on the basis of product design, quality, reliability, price and service. By electing to concentrate on the open plan office furniture systems segment, the Fabrics Group has been able to specialize its manufacturing capabilities, product offerings and service functions, resulting in a leading market position. Through Interface Fabrics Group, Inc. (formerly Guilford of Maine, Inc. and Interface Interior Fabrics, Inc.), Toltec Fabrics, Inc. and Intek, Inc., the Company is the largest U.S. manufacturer of panel fabric for use in open plan office furniture systems.

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

   Specialty Products
   ------------------

         The Interface Specialty Products Group is composed of: Interface Architectural Resources, Inc., which produces and markets raised/access flooring systems; Interface Americas Re:Source Technologies, Inc. (formerly Rockland React-Rite), which develops, manufactures and markets adhesives and other specialty chemical products and which includes the Company's INTERSEPT antimicrobial sales and licensing program; and Pandel, Inc., which produces vinyl carpet tile backing and specialty mat and foam products.

         The Company manufactures and markets cable management raised/access flooring systems through Interface Architectural Resources, Inc. The Company's initial product offering in this sector, marketed under the INTERCELL brand, is a low-profile (total height of less than three inches) cable management flooring system particularly well suited for use in the renovation of existing buildings. In 1995, the Company acquired the rights to the INTERSTITIAL SYSTEMS(TM) access flooring product, a patented, multiple plenum system that serves to separate pressurized, climate-controlled air flow from the electrical and telecommunications cables included within the same access flooring system. In February 1996, the Company acquired C-Tec, Inc., the second largest manufacturer of raised/access flooring systems in the United States. Interface Architectural Resources markets the successful C-TEC line of products (TEC-COR(TM) and TEC-CRETE(R)), which combines the tensile strength of steel and the compressive strength of concrete to create a durable, uniform and sound-absorbent panel which is available in a variety of surfaces. In July 1998, the Company acquired Atlantic Access Flooring, Inc., a manufacturer of steel panel raised/access flooring systems. With the acquisition of Atlantic, the Company believes that it now offers the broadest line of raised/access flooring systems in the industry.

         The Company manufactures a line of adhesives for carpet installation, as well as a line of carpet cleaning and maintenance chemicals, which it markets as part of its IMAGE maintenance system. One of the Company's leading chemical products, in terms of applicability for the commercial and institutional interiors market, is its proprietary antimicrobial chemical compound, sold under the registered trademark INTERSEPT(R). The Company uses INTERSEPT in many of its carpet products and has licensed INTERSEPT to other companies for use in a number of products that are noncompetitive with the Company's products, such as paint, vinyl wallcoverings, ceiling tiles and air filters. In addition, the Company produces and markets PROTEKT2(R), a proprietary soil and stain retardant treatment, and FATIGUE FIGHTER(R), an impact-absorbing modular flooring system typically used where people stand for extended periods.

One World Learning
------------------

         In 1997, the Company created One World Learning, Inc., an employee training and education company specializing in experiential learning methods. In addition to serving as the Company's internal learning facilitation resource, One World Learning markets its experiential programs to other companies. One World Learning also educates Interface associates on sustainability principles, including those of The Natural Step founded by Dr. Karl-Henrik Robert, currently engaged by the Company as a consultant.

Interface Research Corporation
------------------------------

         Interface Research Corporation ("IRC") provides technical support and advanced materials research and development for the entire family of Interface companies. Recent developments at IRC include NEXSTEP backing, a material based on moisture-impervious polycarbite precoating technology combined with a chlorine-free urethane foam secondary backing, and a recycled post-consumer, polyvinyl chloride ("PVC") extruded sheet process that has been successfully incorporated into the Company's modular carpet line. The Company's DEJA VU(TM) and RECYCLEBAC(TM) products use the PVC extruded sheet and exemplify the Company's commitment to "closing-the-loop" in recycling. With a goal of supporting sustainable product designs in both floorcoverings and interior fabrics applications, IRC is a frontrunner in evaluating 100% renewable polymers based on corn-derived polylactic acid polymers for the Company's products.

         IRC is the home of the Company's ECOSENSE initiative and supports the dissemination, consultancies and technical communication of the Company's global sustainability endeavors.

         In addition, IRC's president also serves as the Chairman of the Envirosense Consortium. IRC's laboratories provide all biochemical and technical support to INTERSEPT antimicrobial product initiatives, which initiatives were the basis for founding the Consortium and for its focus on indoor air quality. See "Environmental Initiatives" below.

Product Design, Research and Development
----------------------------------------

         The Company maintains an active research, development and design staff of approximately 100 persons and also draws on the research and development efforts of its suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials.

         Innovation and increased customization in product design and styling are the principal focus of the Company's product development efforts. The Company's carpet design and development team is recognized as the industry leader in carpet design and product engineering for the commercial and institutional markets. In cooperation with David Oakey since January 1994 (pursuant to the Company's exclusive consulting contract with Oakey Designs), the Company has introduced over 104 new carpet designs during the last six years and has enjoyed considerable success in winning U.S. carpet industry awards bestowed by the IIDA.

         Mr. Oakey also contributed to the Company's implementation of a new product development concept - "simple inputs, pretty outputs" - resulting in the ability to efficiently produce many products from a single yarn system. The Company's mass customization production approach evolved, in major part, from this concept. In addition to increasing the number and variety of product designs (which enables the Company to increase high margin custom sales), the mass customization approach increases inventory turns and reduces inventory levels (for both raw materials and standard products) and their related costs because of the Company's more rapid and flexible production capabilities.

         Oakey   Designs'   services   have  been   extended  to  the  Company's
international carpet tile operations and its domestic and international broadloom companies. The Company expects increased levels of innovation in product design and development for those divisions to be achieved in the future.

Environmental Initiatives
-------------------------

         An important initiative of the Company over the past several years has been the development of the Envirosense Consortium, an organization of companies concerned with addressing workplace environmental issues, particularly poor indoor air quality. The Consortium's member organizations include interior products manufacturers (some of which are licensees of the Company's INTERSEPT antimicrobial agent) and design professionals. The Consortium, in conjunction with Phillips & Linders International, recently developed an on-line continuing education course series entitled "Fundamentals of Indoor Air Quality." The series offers three course modules that are registered with the American Institute of Architects' Continuing Education System. The series is being offered in association with the faculty at the University of Florida M.E. Rinker, Sr. School of Building Construction and School of Architecture.

         In the latter part of 1994, the Company commenced a new industrial ecology initiative called EcoSense, inspired in major part by the interest of important customers concerned about the environmental implications of how they and their suppliers do business. EcoSense is directed towards the elimination of energy and raw materials waste in the Company's businesses, and, on a broader and more long-term scale, the practical reclamation - and ultimate restoration - of shared environmental resources. The initiative involves a commitment by the Company (i) to learn to meet its raw material and energy needs through recycling of carpet and other petrochemical products and harnessing benign energy sources, and (ii) to pursue the creation of new processes to help sustain the earth's non-renewable natural resources. EcoSense includes the Company's QUEST waste reduction initiative, pursuant to which the Company realized an aggregate of $10 million in savings in 1999. See "Business Strategy and Principal Initiatives - Ecological Sustainability Through Quest and EcoSense Programs".

         The Company has engaged some of the world's leading authorities on global ecology as environmental consultants. The current list of consultants includes: Paul Hawken, author of THE ECOLOGY OF COMMERCE and THE NEXT ECONOMY; Amory Lovins, energy consultant, co-founder of the Rocky Mountain Institute; Hunter Lovins, President and Executive Director of the Rocky Mountain Institute; John Picard, President of E2, American environmental consultant; David Brower, former executive director of the Sierra Club, founder of The Earth Island Institute; Jonathan Porritt, director of Forum for the Future; Bill Browning, director of the Rocky Mountain Institute's Green Development Services; Dr. Karl-Henrik Robert, founder of The Natural Step; Janine M. Benyus, author of BIOMIMICRY; and Walter Stahel, Swiss businessman and seminal thinker on environmentally responsible commerce.

         The Company believes that its environmental initiatives are valued by its employees and an increasing number of important customers and provide a competitive advantage in marketing products to such customers. The Company also believes that the resulting long-term resource efficiency (reduction of wasted environmental resources) will ultimately produce cost savings and advantages to the Company.

Environmental Matters
---------------------

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

Backlog
-------

         The Company's backlog of unshipped orders was approximately $158.3 million at February 27, 2000, compared to approximately $165.0 million at February 28, 1999. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at February 27, 2000 is expected to be shipped during the succeeding six to nine months.

Patents and Trademarks
----------------------

         The Company owns numerous patents in the United States and abroad on its modular flooring and manufacturing processes and on the use of its INTERSEPT antimicrobial chemical agent in various products. The duration of United States patents is between 14 and 20 years from the date of filing of a patent application or issuance of the patent; the duration of patents issued in other countries varies from country to country. The Company considers its know-how and technology more important to its current business than patents, and, accordingly, believes that expiration of existing patents or nonissuance of patents under pending applications would not have a material adverse effect on its operations. However, the Company maintains an active patent and trade secret program in order to protect its proprietary technology, know-how and trade secrets.

         The Company also owns numerous trademarks in the United States and abroad. In addition to the United States, the primary countries in which the Company has registered its trademarks are the United Kingdom, Germany, Italy, France, Canada, Australia, Japan, and various countries in Central and South America. Some of the more prominent registered trademarks of the Company include: INTERFACE, HEUGA, INTERSEPT, GLASBAC, GUILFORD, GUILFORD OF MAINE, BENTLEY, PRINCE STREET, INTERCELL, FIRTH, CAMBORNE, GLENSIDE, TERRATEX and FR701. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

Financial Information by Operating Segments
-------------------------------------------

         The Notes to the Company's Consolidated Financial Statements sets forth information concerning the Company's sales, income and assets by operating segments. See Item 8.

Employees
---------

         At January 2, 2000, the Company employed a total of approximately 7,250 employees worldwide. Of such employees, approximately 2,100 are clerical, sales, supervisory and management personnel and the balance are manufacturing personnel.

         Certain of the service businesses within the Re:Source Americas service network have employee groups that are represented by unions. In addition, certain of the Company's production employees in Australia and the United Kingdom are represented by unions. In the Netherlands, a Works Council, the members of which are Company employees, is required to be consulted by management with respect to certain matters relating to the Company's operations in that country, such as a change in control of Interface Europe B.V. (the Company's modular carpet subsidiary based in the Netherlands), and the approval of such Council is required for certain actions, including changes in compensation scales or employee benefits. Management believes that its relations with the Works Council, the unions and all of its employees are good.

Securities Litigation Reform Act
--------------------------------

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

Executive Officers of the Registrant
------------------------------------

         The executive officers of the Company, their ages as of March 15, 2000, and principal positions with the Company are as follows. Executive officers serve at the pleasure of the Board of Directors.

                Name                     Age                  Principal Position(s)
                ----                     ---                  ---------------------
         Ray C. Anderson                 65            Chairman of the Board, President and Chief Executive
                                                          Officer
         Michael D. Bertolucci           59            Senior Vice President
         Brian L. DeMoura                54            Senior Vice President
         Daniel T. Hendrix               45            Senior Vice President, Chief Financial Officer,
                                                          Treasurer and Assistant Secretary
         John H. Walker                  55            Senior Vice President
         John R. Wells                   38            Senior Vice President
         Raymond S. Willoch              41            Senior Vice President, General Counsel and Secretary

         Mr. Anderson founded the Company in 1973 and has served as the Company's Chairman and Chief Executive Officer since its founding. Mr. Anderson was also re-named President of the Company in August 1999 upon the departure of the Company's former President and Chief Operating Officer. Mr. Anderson was appointed by President Clinton to the President's Council on Sustainable Development in 1996 and served as Co-Chair until the Council's dissolution in June 1999. He currently serves on the Boards of numerous nonprofit organizations.

         Dr. Bertolucci joined the Company in April 1996 as President of Interface Research Corporation and Senior Vice President of the Company. Dr. Bertolucci also serves as Chairman of the Envirosense Consortium which was founded by Interface and focuses on addressing workplace environmental issues. From October 1989 until joining the Company, he was Vice President of Technology for Highland Industries, an industrial fabric company located in Greensboro, North Carolina.

         Mr. DeMoura joined the Company in March 1994 as President and Chief Executive Officer of Guilford of Maine, Inc. (now Interface Fabrics Group, Inc.) and Senior Vice President of the Company. He is responsible for the Fabrics Group, which includes the following brands: GUILFORD OF MAINE, STEVENS LINEN, TOLTEC, INTEK, CAMBORNE and GLENSIDE.

         Mr. Hendrix, who previously was with a national accounting firm, joined the Company in 1983. He was promoted to Treasurer of the Company in 1984, Chief Financial Officer in 1985, Vice President - Finance in 1986, and Senior Vice President in October 1995.

         Mr. Walker began his career with the Company as Financial Controller of the U.K. Division of Heuga Holding B.V. (now Interface Europe B.V.), the Netherlands-based carpet tile manufacturer acquired by the Company in 1988. He later served as Vice President - Sales & Marketing of Interface Europe B.V. and in July 1995 was promoted to the position of Senior Vice President of the Company and President and Chief Executive Officer of Interface Europe, Inc. (now Interface Overseas Holdings, Inc.). In his current position, he has responsibility for the Company's floorcovering operations in both Europe and the Asia-Pacific region.

         Mr. Wells joined the Company in February 1994 as Vice President - Sales of Interface Flooring Systems, Inc. ("IFS", the Company's principal U.S. modular carpet subsidiary) and was promoted to Senior Vice President - Sales & Marketing of IFS in October 1994. He was promoted to Vice President of the Company and President and Chief Executive Officer of IFS in July 1995. In March 1998, Mr. Wells was also named President and CEO of both Prince Street and Bentley Mills, making him President and CEO of all three of the Company's U.S. carpet mills. In November 1999, Mr. Wells was named Senior Vice President of the Company and President and Chief Executive Officer of Interface Americas, thereby assuming responsibility for all of the Company's operations in the Americas, except for the Fabrics Group.

         Mr. Willoch, who previously practiced with an Atlanta law firm, joined the Company in June 1990 as Corporate Counsel. He was promoted to Assistant Secretary in 1991, Assistant Vice President in 1993, Vice President in January 1996, and Secretary and General Counsel in August 1996. In February 1998, Mr. Willoch was promoted to Senior Vice President.


ITEM 2.   PROPERTIES

Properties
----------

         The Company maintains its corporate headquarters in Atlanta, Georgia in approximately 25,000 square feet of leased space. The following table lists the Company's principal manufacturing facilities, all of which are owned by the Company except as otherwise noted:

   Location                                                   Primary Products                            Floor Space (Sq.ft.)
   --------                                                   ----------------                            --------------------
   Bangkok, Thailand <F1>.....................................Modular carpet                                     66,072
   Craigavon, N. Ireland......................................Modular carpet                                    125,060
   LaGrange, Georgia..........................................Modular carpet                                    326,666
   Ontario (Belleville), Canada...............................Modular carpet                                     77,000
   Picton, Australia..........................................Modular carpet                                     89,560
   Scherpenzeel, the Netherlands..............................Modular carpet; specialty products                292,142
   Shelf, England.............................................Modular carpet; vinyl flooring                    223,342
   West Point, Georgia........................................Modular carpet                                    161,000
   Cartersville, Georgia......................................Broadloom carpet                                  210,000
   Cartersville, Georgia......................................Broadloom carpet                                   45,000
   City of Industry, California <F2>..........................Broadloom carpet                                  539,641
   West Yorkshire, England....................................Broadloom carpet                                  674,666
   Aberdeen, North Carolina...................................Interior fabrics                                   88,000
   Dudley, Massachusetts......................................Interior fabrics                                  321,000
   East Douglas, Massachusetts ...............................Interior fabrics                                  301,772
   Grand Rapids, Michigan <F2>................................Interior fabrics                                   55,800
   Guilford, Maine............................................Interior fabrics                                  396,690
   Guilford, Maine............................................Interior fabrics                                   96,200
   Lancashire, England <F2>...................................Interior fabrics                                   54,000
   Newport, Maine.............................................Interior fabrics                                  208,932
   West Yorkshire, England....................................Interior fabrics                                  177,000
   Cartersville, Georgia <F2>.................................Specialty products                                124,500
   Grand Rapids, Michigan<F2>.................................Access flooring                                   120,000
   Baltimore, Maryland<F2>....................................Access flooring                                    39,000
   Rockmart, Georgia..........................................Chemicals                                          37,500
   --------------------------------------

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

ITEM 3.   LEGAL PROCEEDINGS

         On July 28, 1998, Collins & Aikman Floorcoverings, Inc. ("CAF") -- in the wake of receiving "cease and desist" letters from the Company demanding that CAF cease manufacturing certain carpet products that the Company believes infringed upon certain of its copyrighted product designs -- filed a lawsuit against the Company asserting that certain of the Company's products, primarily its Caribbean(TM) design product line, infringed on certain of CAF's alleged copyrighted product designs. The lawsuit, which is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:98-CV-2069, seeks injunctive relief and unspecified monetary damages. The lawsuit also asserts other claims against the Company and certain other parties, including for alleged tortious interference by the Company with CAF's contractual relationship with the Roman Oakey Designs firm.

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

         The Company's insurers have denied coverage under the Company's insurance policies, which annually would otherwise provide up to $100 million of coverage. On June 8, 1999, the Company filed suit against the insurers to challenge that denial. That lawsuit is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:99-CV-1485, and is in the early stages of its proceedings. On January 20, 2000, the Company filed a motion for partial summary judgment to enforce the insurers' obligation to defend the Company against the claims by CAF, which motion is pending.

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


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

         The information concerning the market prices for the Company's Class A Common Stock and dividends on the Company's Common Stock included in the Notes to the Company's Consolidated Financial Statements (the "Notes") in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference. As of March 15, 2000, the Company had 404 holders of record of its Class A Common Stock and 62 holders of record of its Class B Common Stock. Management believes that there are in excess of 5,000 beneficial holders of the Class A Common Stock.

         During fiscal 1999, the Company issued an aggregate of 79,950 shares of its Common Stock that were not registered under the Securities Act of 1933 ("Securities Act"). The shares, in combination with cash, were issued as consideration to four individuals in the acquisition of Premier Floors, Inc. The market price on the date of issuance was $9.875 per share. The issuance of the foregoing shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 6.   SELECTED FINANCIAL DATA

         Selected Financial Information included in the Company's 1999 Annual Report to Shareholders, being filed as Exhibit 13 hereto, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included in the Company's 1999 Annual Report to Shareholders, being filed as Exhibit 13 hereto, is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information contained under the caption "Quantitative and Qualitative Disclosure About Market Risk" included in the MD&A section of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and the Report of Independent Certified Public Accountants included in the Company's 1999 Annual Report to Shareholders, being filed as Exhibit 13 hereto, are incorporated herein by reference.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the caption "Nomination and Election of Directors" in the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1999 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

         The information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1999 fiscal year, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information contained under the caption "Executive Compensation and Related Items" in the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1999 fiscal year, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the caption "Principal Shareholders and Management Stock Ownership" in the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1999 fiscal year, is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 1999 fiscal year, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements
          --------------------

         The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants contained in the Company's 1999 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Report:

          Consolidated Statements of Income and Comprehensive  Income --
                       years ended January 2, 2000, January 3, 1999 and December 28, 1997
          Consolidated Balance Sheets-- January 2, 2000 and January 3, 1999 Consolidated Statements of Cash Flows -- years ended January 2,
                       2000, January 3, 1999 and December 28, 1997
          Notes to Consolidated Financial Statements
          Report of Independent Certified Public Accountants


     2.   Financial Statement Schedule
          ----------------------------

         The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are included as part of this Report (see page 22)

         Report of Independent Certified Public Accountants
         Schedule II -- Valuation and Qualifying Accounts and Reserves

     3.   Exhibits
          --------

         The following exhibits are included as part of this Report:

         Exhibit
         Number                      Description of Exhibit
         ------                      ----------------------

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

           10.1     Salary  Continuation  Plan,  dated May 7, 1982  (included as
                    Exhibit 10.20 to the Company's registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

           10.2     Form of Salary  Continuation  Agreement (included as Exhibit
                    10.27 to the Company's quarterly report on Form 10-Q for the quarter ended April 5, 1998, previously filed with the Commission and incorporated herein by reference); and Form of Amendment to Salary Continuation Agreement (included as
                    Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended January 3, 1999, previously filed with the Commission and incorporated herein by reference).*

           10.3     Interface,  Inc.  Omnibus Stock  Incentive Plan (included as
                    Exhibit 10.6 to the Company's annual report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).*

           10.4     Interface,  Inc.  Nonqualified  Savings  Plan  (included  as
                    Exhibit 4 to the Company's registration statement on Form S-8, file no. 333-38677, previously filed with the Commission and incorporated herein by reference).*

           10.5 Third Amended and Restated Credit Agreement, dated as of June 30, 1998, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, SunTrust Bank, Atlanta and The First National Bank of Chicago (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 5, 1998, previously filed with the Commission and incorporated herein by reference).


           10.6 Employment Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 29, 1997 (the "1997 Second Quarter 10-Q"), previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 5, 1998 (the "1998 First Quarter 10-Q") and incorporated herein by reference); Second Amendment thereto dated January 14, 1999, the form of which is included herein as Exhibit 10.20; and Third Amendment thereto dated May 7, 1999.*

           10.7 Change in Control Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.2 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.2 to the 1998 First Quarter 10-Q and incorporated herein by reference); Second Amendment thereto dated January 14, 1999, the form of which is included herein as Exhibit 10.21; and Third Amendment thereto dated May 7, 1999.*

           10.8 Employment Agreement of Brian L. DeMoura dated April 1, 1997 (included as Exhibit 10.5 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.5 to the 1998 First Quarter 10-Q and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999, the form of which is included herein as Exhibit 10.20.*

           10.9 Change in Control Agreement of Brian L. DeMoura dated April 1, 1997 (included as Exhibit 10.6 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.6 to the 1998 First Quarter 10-Q and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999, the form of which is included herein as Exhibit 10.21.*

           10.10 Employment Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.7 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.7 to the 1998 First Quarter 10-Q and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999, the form of which is included herein as Exhibit 10.20.*

           10.11 Change in Control Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.8 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.8 to the 1998 First Quarter 10-Q and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999, the form of which is included herein as Exhibit 10.21.*

           10.12 Employment Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.11 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.11 to the 1998 First Quarter 10-Q and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999, the form of which is included herein as Exhibit 10.20.*

           10.13 Change in Control Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.12 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.12 to the 1998 First Quarter 10-Q and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999, the form of which is included herein as Exhibit 10.21.*


           10.14 Employment Agreement of John H. Walker dated April 1, 1997 (included as Exhibit 10.19 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated January 6, 1998 (included as Exhibit 10.19 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

           10.15 Change in Control Agreement of John H. Walker dated April 1, 1997 (included as Exhibit 10.20 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated January 6, 1998 (included as Exhibit 10.20 to the 1998 First Quarter 10-Q and incorporated herein by reference).*

          10.16 Employment Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.23 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.23 to the 1998 First Quarter 10-Q and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999, the form of which is included herein as Exhibit 10.20.*

          10.17 Change in Control Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.24 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.24 to the 1998 First Quarter 10-Q and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999, the form of which is included herein as Exhibit 10.21.*

          10.18 Employment Agreement of Michael D. Bertolucci dated April 1, 1997 (included as Exhibit 10.25 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.25 to the 1998 First Quarter 10-Q and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999, the form of which is included herein as Exhibit 10.20.*

          10.19 Change in Control Agreement of Michael D. Bertolucci dated April 1, 1997 (included as Exhibit 10.26 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.26 to the 1998 First Quarter 10-Q and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999, the form of which is included herein as Exhibit 10.21.*

          10.20 Form of Second Amendment to Employment Agreement, dated January 14, 1999, amending Exhibits 10.6, 10.8, 10.10,
                    10.12, 10.16 and 10.18 to this Report.

          10.21 Form of Second Amendment to Change in Control Agreement, dated January 14, 1999, amending Exhibits 10.7, 10.9, 10.11, 10.13, 10.17 and 10.19 to this Report.

          10.22 Receivables Sale Agreement, dated as of August 4, 1995, among Interface Securitization Corporation, Interface, Inc., Special Purpose Accounts Receivable Cooperative Corporation and Canadian Imperial Bank of Commerce (included as Exhibit
                    10.26 to the Company's annual report on Form 10-K for the year ended December 31, 1995, previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated as of December 27, 1996 (included as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).

          10.23 Receivables Sale Agreement, dated as of December 27, 1996, among Interface Securitization Corporation, Interface, Inc., certain financial institutions (as bank purchasers), and Canadian Imperial Bank of Commerce (as administrative agent) (included as Exhibit 10.25 to the Company's annual report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).

          10.24 Split Dollar Agreement, dated May 29, 1998, between the Company, Ray C. Anderson and Mary Anne Anderson Lanier, as Trustee of the Ray C. Anderson Family Trust (included as
                    Exhibit 10.32 to the Company's annual report on Form 10-K for the year ended January 3, 1999, previously filed with the Commission and incorporated herein by reference).*

          10.25 Split Dollar Insurance Agreement, dated effective as of February 21, 1997, between the Company and Daniel T. Hendrix (included as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 4, 1998, previously filed with the Commission and incorporated herein by reference).*

          13 Certain information, as follows, contained in the Company's 1999 Annual Report to Shareholders which is expressly incorporated into this Report by direct reference thereto.

                     o  Selected Financial Information
                     o Management's Discussion and Analysis of Financial Condition and Results of Operations
                     o Consolidated Financial Statements of the Company and Report of Independent Certified Public Accoutants thereon

          21        Subsidiaries of the Company.

          23        Consent of BDO Seidman, LLP.

          27        Financial Data Schedule.

          99.1      Safe  Harbor  Compliance   Statement  for   Forward-Looking
                    Statements.
----------

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.

(b)   Reports On Form 8-K
      -------------------

          No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   Interface, Inc.
   Atlanta, Georgia

          The audits referred to in our Report dated February 22, 2000 relating to the Consolidated Financial Statements of Interface, Inc. and subsidiaries, incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Shareholders for the fiscal year ended January 2, 2000, included the audit of Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule.

          In our opinion, such Schedule presents fairly, in all material respects, the information set forth therein.

                                            BDO SEIDMAN, LLP
Atlanta, Georgia




                        INTERFACE, INC. AND SUBSIDIARIES

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

----------------------------------------------------------------------------------------------------------------------------
   Column A                                             Column B        Column C                   Column D         Column E
----------------------------------------------------------------------------------------------------------------------------
                                                        Balance, At    Charged to      Charged to                    Balance
                                                        Beginning      Costs and         Other     Deductions           End
                                                        of Year        Expenses<F1><F2> Accounts   (Describe) <F3>   of Year
----------------------------------------------------------------------------------------------------------------------------
                                               (In Thousands)
Allowance for accounts:
   Year ended:
       January 2, 2000 .................................$7,790          $ 4,565           $--          $3,558          $8,797
                                                        ======          =======           ===          ======          ======
       January 3, 1999 .................................$7,351          $ 3,882           $--          $3,443          $7,790
                                                        ======          =======           ===          ======          ======
       December 28, 1997 ...............................$7,349          $ 2,032           $--          $2,030          $7,351
                                                        ======          =======           ===          ======          ======

<F1>    Includes changes in foreign currency exchange rates.

<F2>   Includes  allowance  of $793 at  acquisition  date for  Camborne,  Carpet
       Solutions and certain of the companies in the Re:Source Americas network during 1997; and $583 at acquisition date for Firth, Joseph Hamilton & Seaton and certain of the companies in the Re:Source Americas network during 1998.

<F3>   Write off of bad debt.



----------------------------------------------------------------------------------------------------------------------------
   Column A                                             Column B        Column C                   Column D         Column E
----------------------------------------------------------------------------------------------------------------------------
                                                        Balance, At    Charged to      Charged to                    Balance
                                                        Beginning      Costs and         Other     Deductions           End
                                                        of Year        Expense          Accounts   (Describe) <F1>   of Year
----------------------------------------------------------------------------------------------------------------------------
Restructuring reserve:
        Year ended:
            January 2, 2000............................ $6,036          $ 1,803          $--          $7,373          $  466
            January 3, 1999.............................$ --            $13,017          $--          $6,981          $6,036
                                                        ======          =======          ===          ======          ======

<F1>   Cash payments of $6,701 and reversal of over-accrual of $672 in 1999;
       cash payments of $6,981 in 1998.

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

                                            INTERFACE, INC.


                                            By:  /s/ Ray C. Anderson
                                                     Ray C. Anderson
                                                     Chairman of the Board
                                                     President, and
                                                     Chief Executive Officer

Date:   March 24, 2000

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

                   Signature                                             Capacity                                    Date
                   ---------                                             --------                                    ----
       /s/ Ray C. Anderson                             Chairman of the Board, President and Chief               March 24, 2000
   -----------------------------------
                   Ray C. Anderson                     Executive Officer (Principal Executive Officer)

       /s/ Daniel T. Hendrix                           Senior Vice President, Chief Financial Officer,          March 24, 2000
   -----------------------------------
                   Daniel T. Hendrix                   Treasurer and Director (Principal Financial and
                                                       Accounting Officer)

       /s/ Brian L. Demoura                            Director                                                 March 24, 2000
   ---------------------------------
                   Brian L. DeMoura


       /s/ John H. Walker                              Director                                                 March 24, 2000
   -----------------------------------
                   John H. Walker


       /s/ Dianne Dillon-Ridgley                       Director                                                 March 24, 2000
   ---------------------------------
                    Dianne Dillon-Ridgley


       /s/  Carl I. Gable                              Director                                                 March 24, 2000
   --------------------------------------
                   Carl I. Gable


       /s/ June M. Henton                              Director                                                 March 24, 2000
   ------------------------------------
                    June M. Henton


       /s/  J. Smith Lanier, II                        Director                                                 March 24, 2000
   -------------------------------------
                    J. Smith Lanier, II


       /s/ Thomas R. Oliver                            Director                                                 March 24, 2000
   ----------------------------------
                  Thomas R. Oliver


       /s/ Leonard G. Saulter                          Director                                                 March 24, 2000
   -----------------------------------
                     Leonard G. Saulter


     /s/ Clarinus C.th. Van Andel                      Director                                                 March 24, 2000
   -------------------------------
               Clarinus C.Th. van Andel

                                  Exhibit Index

         Exhibit
         Number                          Description of Exhibit
         ------                          ----------------------


            10.6 Third Amendment, dated May 7, 1999, to Employment Agreement of Ray C. Anderson dated April 1, 1997.

            10.7 Third Amendment, dated May 7, 1999, to Change in Control Agreement of Ray C. Anderson dated April 1, 1997.

            10.20 Form of Second Amendment to Employment Agreement, dated January 14, 1999, amending Exhibits 10.6, 10.8, 10.10, 10.12, 10.16 and 10.18 to this Report.

            10.21 Form of Second Amendment to Change in Control Agreement, dated January 14, 1999, amending Exhibits 10.7, 10.9, 10.11, 10.13, 10.17 and 10.19 to this
                           Report.

            13 Certain information, as follows, contained in the Company's 1999 Annual Report to Shareholders which is expressly incorporated into this Report by direct reference thereto.

                            o      Selected Financial Information

                            o      Management's   Discussion   and  Analysis  of
                                   Financial Condition and Results of Operations

                            o      Consolidated   Financial  Statements  of  the
                                   Company and Report of Independent Certified Public Accoutants thereon

            21             Subsidiaries of the Company.

            23             Consent of BDO Seidman, LLP.

            27             Financial Data Schedule.

            99.1           Safe Harbor Compliance  Statement for Forward-Looking
                           Statements.