Form 10-Q
period 2000-04-02
INTERFACE INC
filed 2000-05-17
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarterly Period Ended April 2, 2000

                         Commission File Number 0-12016
                         ------------------------------

                                  INTERFACE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                GEORGIA                                         58-1451243
     ------------------------------                         ------------------
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

Shares outstanding of each of the registrant's classes of common stock at May 4, 2000:

                    Class                                      Number of Shares
                    -----                                      ----------------
Class A Common Stock, $.10 par value per share                     45,170,760
Class B Common Stock, $.10 par value per share                      6,644,441

                                               INTERFACE, INC.

                                                    INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.       FINANCIAL INFORMATION

              Item 1.     Consolidated Condensed Financial Statements                                      3

                          Balance Sheets - April 2, 2000 and January 2, 2000                               3

                          Statements of Income - Three Months Ended                                        4
                          April 2, 2000 and April 4, 1999

                          Statements of Comprehensive Income - Three Months                                4
                          Ended April 2, 2000 and April 4, 1999

                          Statements of Cash Flows - Three Months                                          5
                          Ended April 2, 2000 and April 4, 1999

                          Notes to Financial Statements                                                    6

              Item 2.     Management's Discussion and Analysis of Financial Condition and                 13
                          Results of Operations

              Item 3.       Quantitative and Qualitative Disclosures about Market Risk                    14

PART II.      OTHER INFORMATION

              Item 1.     Legal Proceedings                                                               15

              Item 2.     Changes in Securities and Use of Proceeds                                       16

              Item 3.     Defaults Upon Senior Securities                                                 16

              Item 4.     Submission of Matters to a Vote of Security Holders                             16

              Item 5.     Other Information                                                               16

              Item 6.     Exhibits and Reports on Form 8-K                                                16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   INTERFACE, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (UNAUDITED)
                                            (IN THOUSANDS)

ASSETS                                                                  APRIL 2,          JANUARY 2,
------                                                                    2000               2000
                                                                          ----               ----
CURRENT ASSETS:
  Cash and Cash Equivalents                                          $     4,186         $     2,548
  Accounts Receivable                                                    194,279             203,550
  Inventories                                                            176,219             176,918
  Prepaid Expenses                                                        23,081              27,845
  Deferred Tax Asset                                                       9,793               9,917
                                                                     -----------         -----------
    TOTAL CURRENT ASSETS                                                 407,558             420,778

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                               249,508             253,436
EXCESS OF COST OVER NET ASSETS ACQUIRED                                  277,096             278,772
OTHER ASSETS                                                              60,094              75,509
                                                                     -----------         -----------
                                                                     $   994,256         $ 1,028,495
                                                                     ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                                                      $       370         $     4,173
  Accounts Payable                                                        85,239              90,318
  Accrued Expenses                                                        76,460             107,287
  Current Maturities of Long-Term Debt                                     1,955               1,974
                                                                     -----------         -----------
    TOTAL CURRENT LIABILITIES                                            164,024             203,752

LONG-TERM DEBT, less current maturities                                  138,823             125,144
SENIOR NOTES                                                             150,000             150,000
SENIOR SUBORDINATED NOTES                                                125,000             125,000
DEFERRED INCOME TAXES and OTHER                                           41,860              33,395
                                                                     -----------         -----------
    TOTAL LIABILITIES                                                    619,707             637,291
                                                                     -----------         -----------

Minority Interest                                                          2,100               2,012
Common Stock                                                               5,902               5,902
Additional Paid-In Capital                                               222,640             222,373
Retained Earnings                                                        222,210             233,322
Accumulated Other Comprehensive Income - Foreign Currency
     Translation                                                         (58,926)            (53,671)
Treasury Stock, 7,426 and 7,300 shares, respectively, at cost            (19,377)            (18,734)
                                                                     -----------         -----------
                                                                     $   994,256         $ 1,028,495
                                                                     ===========         ===========

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED
                                                     -------------------------
                                                     APRIL 2,          APRIL 4,
                                                       2000              1999
                                                       ----              ----

NET SALES                                           $ 293,218         $ 307,866
Cost of Sales                                         204,552           211,258
                                                    ---------         ---------
GROSS PROFIT ON SALES                                  88,666            96,608
Selling, General and Administrative Expenses           70,443            76,702
Restructuring Charge                                   20,095              --
                                                    ---------         ---------
OPERATING INCOME                                       (1,872)           19,906
Other (Expense) Income - Net                          (10,029)          (10,715)
                                                    ---------         ---------
INCOME BEFORE TAXES ON INCOME                         (11,901)            9,191
Income Tax (Benefit) Expense                           (3,097)            3,585
                                                    ---------         ---------
NET INCOME                                          $  (8,804)        $   5,606
                                                    =========         =========
Basic Earnings Per Share                            $    (.17)        $     .11
                                                    =========         =========
DILUTED EARNINGS PER SHARE                          $    (.17)        $     .11
                                                    =========         =========
Average Shares Outstanding -- Basic                    51,826            52,603
                                                    ---------         ---------
Average Shares Outstanding -- Diluted                  51,826            52,792
                                                    ---------         ---------

See accompanying notes to consolidated condensed financial statements.




                        INTERFACE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                THREE MONTHS ENDED
                                            -------------------------
                                             APRIL 2,        APRIL 4,
                                               2000            1999
                                               ----            ----

Net Income                                 $ (8,804)        $  5,606
Other Comprehensive Income, Foreign
   Currency Translation Adjustment           (5,225)          (7,380)
                                             ------           ------

Comprehensive Income                       $(14,029)        $ (1,774)
                                           ========         ========


See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                     --------------------------
                                                      APRIL 2,        APRIL 4,
                                                       2000            1999
                                                       ----            ----
                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:                $ (1,934)        $(50,724)
                                                     --------         --------

INVESTING ACTIVITIES:
  Capital expenditures                                 (5,548)          (9,128)
  Acquisitions/Divestiture of businesses                 --              8,700
  Other                                                 1,894           (1,576)
                                                     --------         --------
                                                       (3,654)          (2,004)
                                                     --------         --------
FINANCING ACTIVITIES:
  Net borrowing (reduction) of long-term debt          10,376           55,041
  Issuance/Repurchase of common stock                    (643)          (6,708)
  Dividends paid                                       (2,332)          (2,418)
                                                     --------         --------
                                                        7,401           45,915
                                                     --------         --------
  Net cash provided by (used for) operating,
   investing and financing activities                   1,813           (6,813)
  Effect of exchange rate changes on cash                (175)            (149)
                                                     --------         --------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease) during the period             1,638           (6,962)
  Balance at beginning of period                        2,548            9,910
                                                     --------         --------
  Balance at end of period                           $  4,186         $  2,948
                                                     ========         ========

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FOOTNOTES

         As contemplated by the Securities and Exchange Commission (the "Commission") instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to the Company's year-end financial statements contained in its Annual Report to Shareholders for the fiscal year ended January 2, 2000, as filed with the Commission.

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

NOTE 2 - INVENTORIES

                      Inventories are summarized as follows:

                                                 (In thousands)
                                           April 2,        January 2,
                                             2000             2000
                                           --------        ---------

                    Finished Goods         $103,298        $100,967
                    Work in Process          30,531          29,057
                    Raw Materials            42,390          46,894
                                           --------        --------

                                           $176,219        $176,918
                                           ========        ========

NOTE 3 - BUSINESS ACQUISITIONS AND DIVESTITURES

         Subsequent to period end, the Company acquired the furniture fabric assets of the Chatham Manufacturing division of CMI Industries, Inc. for a purchase price of $25 million in cash. The transaction will be accounted for as a purchase and, accordingly the results of operations will be included within the consolidated financial statements as of the acquisition date.

         During 1999, the Company sold two operating entities which had been acquired as part of the December 1997 Readicut International plc ("Readicut") acquisition transaction. Joseph Hamilton & Seaton, Ltd., a distributor of private label carpet, was sold for approximately $11.2 million in cash during February. In November the Company also sold its 40% interest in Vebe Floorcoverings BV, a manufacturer of needlepunch carpet, for $8 million in the form of a promissory note. The Company recognized the related immaterial loss and gain, respectively, associated with these divestiture within other expense.

         During 1999, the Company purchased six service companies, all located in the U.S. As consideration for the acquisitions, the Company issued common stock valued at approximately $.8 million and paid $2.0 million in cash. All transactions have been accounted for as purchases and, accordingly, the results of operations of the acquired companies since their acquisition dates have been included within the consolidated financial statements. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.2 million and is being amortized over 25 years.


NOTE 4 - RESTRUCTURING CHARGE

         In the first quarter of 2000, the Company recorded a pre-tax restructuring charge of $20.1 million. The charge reflects: (i) the consolidation of certain administrative and back-office functions; (ii) the divestiture of certain non-strategic Re:Source Americas operations; and (iii) the abandonment of manufacturing equipment utilized in the production of an abandoned product lines.

         A summary of the restructuring activities as of April 2, 2000 is as follows:

(IN THOUSANDS)                                     U.S.                     EUROPE                   GRAND TOTAL
-----------------------------------------------------------------------------------------------------------------
Termination Benefits                            $ 4,637                    $ 3,732                    $ 8,369
Property, Plant & Equipment                       1,750                       --                        1,750
Intangible Assets                                 2,000                       --                        2,000
Facilities Consolidation                          2,358                       --                        2,358
Divestiture of Non-Strategic
    Re:Source Operations                          5,618                       --                        5,618
                                                -------                    -------                    -------

                                                $16,363                    $ 3,732                    $20,095
                                                =======                    =======                    =======

         The  restructuring   charge  is  comprised  of  $8.4  million  of  cash
expenditures for severance benefits and other costs and $11.7 million of non-cash charges, primarily for the write-down of impaired assets.

         The  termination  benefits  of  $8.4  million,   primarily  related  to
severance costs, are a result of aggregate reductions of 175 employees. The staff reductions are expected to be as follows:

                                                                U.S.                 EUROPE                   TOTAL
                                                                ----                 ------                   -----
                  Manufacturing                                  63                     21                     84
                  Selling and Administrative                     59                     32                     91
                                                                ---                    ---                    ---
                                                                122                     53                    175
                                                                ---                    ---                    ---

         The Company anticipates that the restructuring will be completed by the end of the third quarter 2000. The restructuring is expected to yield annual cost savings of approximately $15 million.


NOTE 5 - STOCK REPURCHASE PROGRAM

         During 1998, the Company adopted a share repurchase program, pursuant to which it was authorized to repurchase up to 2,000,000 shares of Class A Common Stock in the open market through May 19, 2000 (since extended to May 19,
2002). This amount was increased to 4,000,000 shares subsequent to January 2, 2000. During the first quarter of 2000, the Company repurchased 125,813 shares of Class A Common Stock under this program, at prices ranging from $4.44 to $4.50 per share. This is compared to the repurchase of 1,442,500 shares of Class A Common Stock at prices ranging from $4.50 to $9.94 during 1999. All treasury stock is accounted for using the cost method.


NOTE 6 - EARNINGS PER SHARE AND DIVIDENDS

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 51,826,000 shares and 48,558,000 shares outstanding for the periods ended April 2, 2000 and April 4, 1999, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 51,826,000 shares and 50,778,000 shares outstanding for the periods ended April 2, 2000 and April 4, 1999, respectively. There were 9,000 potential common shares outstanding during the first quarter of 2000 related to stock options. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

         The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

                                                  (In Thousands Except Per Share Amounts)

                                                                   Average
For the Three-Month                                                 Shares                     Earnings
Period Ended                           Net Income                Outstanding                  Per Share
---------------------------------------------------------------------------------------------------------------

April 2, 2000                          $(8,804)                     51,826                    $  (.17)
Effect of Dilution:
   Options                                --                          --
                                       -------                      ------                    -------

Diluted                                $(8,804)                     51,826                    $  (.17)
                                       =======                      ======                    =======





April 4, 1999                          $ 5,606                      52,603                    $   .11
Effect of Dilution:
   Options                                --                           189
                                       -------                      ------                    -------
Diluted                                $ 5,606                      52,792                    $   .11
                                       =======                      ======                    =======

---------------------------------------------------------------------------------------------------------------



NOTE 7 - SEGMENT INFORMATION

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

SEGMENT DISCLOSURES Summary information by segment follows:

                                       Floorcovering          Interior
(IN THOUSANDS)                       products/services         fabrics              Other               Total
-------------------------------------------------------------------------------------------------------------------

April 2, 2000
Net sales                              $  230,570           $   51,378          $   11,270           $  293,218
Depreciation and amortization               6,812                2,261                 294                9,367
Operating income                           (4,415)               5,225                (208)                 602
Total assets                              789,442              218,577              49,069            1,057,088
--------------------------------------------------------------------------------------------------------------------


April 4, 1999
Net sales                              $  245,062           $   49,256          $   13,548           $  307,866
Depreciation and amortization               7,989                2,323                 513               10,825
Operating income                           18,520                4,514                 363               23,397
Total assets                              935,446              216,442              46,904            1,198,792
--------------------------------------------------------------------------------------------------------------------



A reconciliation of the Company's total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

                                                                     Period Ended
                                                          ---------------------------------
(IN THOUSANDS)                                            April 2, 2000       April 4, 1999
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization               $     9,367           $    10,825
Corporate depreciation and amortization                         1,350                   155
                                                          -----------           -----------

Reported depreciation and amortization                    $    10,717           $    10,980
-------------------------------------------------------------------------------------------


OPERATING INCOME
Total segment operating income                            $       602           $    23,397
Corporate expenses and other reconciling amounts               (2,474)               (3,491)
                                                          -----------           -----------

Reported operating income                                 $    (1,872)          $    19,906
-------------------------------------------------------------------------------------------


ASSETS
Total segment assets                                      $ 1,057,088           $ 1,198,792
Corporate assets and eliminations                             (62,832)             (153,374)
                                                          -----------           -----------

Reported total assets                                     $   994,256           $ 1,045,418
-------------------------------------------------------------------------------------------

NOTE 8 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

         The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 7.3% senior notes due 2008 and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

                                                                  INTERFACE, INC. AND SUBSIDIARIES


                                                                            STATEMENT OF INCOME
                                                                 FOR THE THREE MONTHS ENDED APRIL 2, 2000

                                                                                INTERFACE,       CONSOLIDATION
                                                                 NON-              INC.               AND
                                             GUARANTOR        GUARANTOR          (PARENT          ELIMINATION      CONSOLIDATED
                                           SUBSIDIARIES      SUBSIDIARIES      CORPORATION)         ENTRIES           TOTALS
                                            ------------     ------------      ------------         -------           ------

                                                                             (IN THOUSANDS)
Net sales                                   $ 224,669         $  93,585         $    --           $ (25,036)        $ 293,218
Cost of sales                                 166,656            62,932              --             (25,036)          204,552
                                              -------            ------           -------           -------           -------

Gross profit on sales                          58,013            30,653              --                --              88,666
Selling, general and administrative
   expenses                                    41,260            22,968             6,215              --              70,443
Restructuring Charge                           16,363             3,732              --                --              20,095
                                              -------            ------           -------           -------           -------
Operating Income                                  390             3,953            (6,215)             --              (1,872)
Other (expense) income                         (4,985)           (1,373)           (3,671)             --             (10,029)
                                              -------            ------           -------           -------           -------
Income before taxes on income
   and Equity in income of subsidiaries        (4,595)            2,580            (9,886)             --             (11,901)
Taxes on income                                (1,196)              670            (2,571)             --              (3,097)
Equity in income of subsidiaries                 --                --              (1,489)           (1,489)             --
                                              -------            ------           -------           -------           -------
Net income applicable to
common shareholders                         $  (3,399)        $   1,910         $  (8,804)        $  (1,489)        $  (8,804)
                                            =========         =========         =========         =========         =========

                                                                            BALANCE SHEET

                                                                            April 2, 2000

                                                                                INTERFACE,       CONSOLIDATION
                                                                 NON-              INC.               AND
                                              GUARANTOR        GUARANTOR          (PARENT          ELIMINATION      CONSOLIDATED
                                            SUBSIDIARIES      SUBSIDIARIES      CORPORATION)         ENTRIES           TOTALS
                                            ------------      ------------      ------------         -------           ------

                                                                             (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents                    $   5,238         $   6,087         $  (7,139)        $    --           $   4,186
  Accounts receivable                            155,240            77,713           (38,674)             --             194,279
  Inventories                                    109,000            67,219              --                --             176,219
  Miscellaneous                                   10,370            28,501            (5,997)             --              32,874
                                               ---------         ---------         ---------         ---------         ---------
     Total current assets                        279,848           179,520           (51,810)             --             407,558

Property and equipment
   less accumulated depreciation                 151,155            78,271            20,082              --             249,508
Investment in subsidiaries                        42,167               967           866,427          (909,561)                0
Other assets                                       6,678             7,446            45,970              --              60,094
Excess of cost over net assets acquired          180,848            92,681             3,567              --             277,096
                                               ---------         ---------         ---------         ---------         ---------
                                               $ 660,696         $ 358,885         $ 884,236         $(909,561)        $ 994,256
                                               =========         =========         =========         =========         =========

LIABILITIES AND COMMON
SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                $     370         $    --           $    --           $    --           $     370
  Accounts payable                                37,517            47,502               220              --              85,239
  Accrued expenses                                31,496            18,784            26,180              --              76,460
  Current maturities of long-term debt             1,234               721                 0              --               1,955
                                               ---------         ---------         ---------         ---------         ---------
     Total current liabilities                    70,617            67,007            26,400              --             164,024

Long-term debt, less
   current maturities                              6,515            40,563            91,745              --             138,823
Senior notes and senior subordinated
   notes                                            --                --             275,000              --             275,000
Deferred income taxes/other                       15,024            14,558            12,278              --              41,860
Minority interests                                  --               2,100              --                --               2,100
                                               ---------         ---------         ---------         ---------         ---------
     Total liabilities                            92,156           124,228           405,423              --             621,807

Redeemable preferred stock                        57,891              --                --             (57,891)             --
Common stock                                      94,145           102,199             5,902          (196,344)            5,902
Additional paid-in capital                       191,411            12,525           222,373          (203,669)          222,640
Retained earnings                                225,818           154,597           256,837          (415,042)          222,210
Foreign currency translation adjustment
    income                                          (725)          (34,664)           (6,299)          (17,238)          (58,926)
Treasury stock, 7,426,000 Class A
    shares, at cost                                 --                --                --             (19,377)          (19,377)
                                               ---------         ---------         ---------         ---------         ---------
                                               $ 660,696         $ 358,885         $ 884,236         $(909,561)        $ 994,256
                                               =========         =========         =========         =========         =========

                                                    STATEMENT OF CASH FLOWS
                                                     FOR THE THREE MONTHS
                                                      ENDED APRIL 2, 2000

                                                                                   INTERFACE,       CONSOLIDATION
                                                                      NON-             INC.               AND
                                                 GUARANTOR         GUARANTOR         (PARENT          ELIMINATION      CONSOLIDATED
                                               SUBSIDIARIES      SUBSIDIARIES      CORPORATION)         ENTRIES           TOTALS
                                               ------------      ------------      ------------         -------           ------

                                                                                (IN THOUSANDS)
Net cash provided by operating activities        $  1,168         $ (7,167)        $  4,065         $     --          $ (1,934)
Cash flows from operating activities:
Cash flows from investing activities:
   Purchase of plant and equipment                 (4,320)            (920)            (308)              --            (5,548)
   Acquisitions, net of cash acquired                --               --               --                 --              --
   Other assets                                     4,267            8,592          (10,965)              --             1,894
                                                 --------         --------         --------         ----------        --------
Net cash provided by (used in) investing
   activities                                         (53)           7,672          (11,273)              --            (3,654)
                                                 --------         --------         --------         ----------        --------

Cash flows from financing activities:
   Net borrowings (repayments)                        (14)            (655)          11,045               --            10,376
   Proceeds from issuance/repurchase of
     common stock                                    --               --               (643)              --              (643)
   Cash dividends paid                               --               --             (2,332)              --            (2,332)
                                                 --------         --------         --------         ----------        --------
Net cash provided by (used in) financing
   activities                                         (14)            (655)           8,070               --             7,401
                                                 --------         --------         --------         ----------        --------

Effect of exchange rate change on cash               --               (175)            --                 --              (175)
                                                 --------         --------         --------         ----------        --------
Net increase (decrease) in cash                     1,101             (325)             862               --             1,638
Cash at beginning of year                           4,137            6,412           (8,001)              --             2,548
                                                 --------         --------         --------         ----------        --------
Cash at end of year                              $  5,238         $  6,087         $ (7,139)        $     --          $  4,186
                                                 ========         ========         ========         ======            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         This report contains statements which may constitute "forward-looking statements" under applicable securities laws, including statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements are based. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement for Forward-Looking Statements included as Exhibit
99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000, and are hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

         The   Company's   revenues  are  derived   from  sales  of   commercial
floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics and specialty products. During the quarter ended April 2, 2000, the Company had revenues and net loss of $293.2 million and $8.8 million, respectively.

         The Company's business, as well as the commercial interiors market in general, is somewhat cyclical in nature. In recent years, the Company has benefited from a recovery in the U.S. commercial office market which began in the mid-1990's. However, many of the Company's business segments have experienced decreased demand levels over recent quarters. As a result, the Company's results of operations, and its prospects for the balance of 2000, have been adversely affected. A significant sustained downturn in the market would materially impair the Company's revenues and earnings prospects.

         In the first quarter of 2000, the Company recorded a pre-tax restructuring charge of $20.1 million. The charge reflects: (i) the consolidation of certain administrative and back-office functions; (ii) the divestiture of certain non-strategic Re:Source Americas operations; (iii) the abandonment of manufacturing equipment utilized in the production of an abandoned product lines. The foregoing resulted in an aggregate headcount reduction in the U.S. and Europe of approximately 175 people. The restructuring charge is comprised of $8.4 million of cash expenditures for severance benefits and relocation costs and $11.7 million of non-cash charges, primarily for the write-down of impaired assets. The Company anticipates that the restructuring will be completed by the end of the third quarter 2000. The restructuring is expected to yield annual cost savings of approximately $15 million.

Results of Operations

         For the three month period ended April 2, 2000, the Company's net sales decreased $14.6 million (4.8%) compared with the same period in 1999. The decrease was primarily attributable to (i) a decline in sales of broadloom carpet in the U.S. by the Company's Bentley Mills subsidiary, (ii) a decline in sales of broadloom carpet in the United Kingdom, as Firth rebuilt its sales force and repositioned itself in that market by shifting its focus to corporate accounts and reducing its emphasis on the hospitality and transportation market segments, (iii) the selectivity of more profitable sales opportunities in Re:Source Americas, and (iv) the continued decline of the Euro against the U.S. dollar. The decrease was offset somewhat by increased sales volume (i) in the Company's Asia- Pacific division, which continues to show improvement as the economies in that region recover, (ii) in the Company's architectural products division driven in part by the 1998 acquisition of Atlantic Access Flooring and its line of steel panel products, (iii) in the U.S. Fabrics operations as the industry recovers from the Y2K hangover, and (iv) in the U.S. tile operations which are up 23% over the comparable period in the prior year.

         Cost of sales, as a percentage of net sales, increased to 69.8% for the three month period ended April 2, 2000, compared to 68.6% for the same period in 2000. The increase was primarily attributable to (i) the failure to fully absorb overhead expenses, as a result of the decline in sales, (ii) the shift in the relative mix of sales towards service revenues, which historically have had lower gross profit margins than product sales, and (iii) off-quality problems in our broadloom operations.

         Selling, general and administrative expenses, as a percentage of net sales, declined to 24.0% in the quarter ended April 2, 2000, compared to 24.9% in the same period in 1999, primarily as a result of the Company's recent restructuring activities, as well as the consolidation of certain of its operations in the Americas through a "shared services" approach.

         For the three month period ended April 2, 2000, other expenses decreased $.7 million compared to the same period in 1999, due primarily to lower overall levels of bank debt resulting from the reduction of inventory and receivables levels from the comparable period in 1999.

Liquidity and Capital Resources

         The Company's primary source of cash during the three months ended April 2, 2000 was $10.4 million from long-term financing. The primary uses of cash during the three months ended April 2, 2000 were (i) the reduction of accounts payables and other accrued expenses; (ii) $5.5 million for additions to property and equipment in the Company's manufacturing facilities, and (iii) $2.3 million for the payment of dividends. Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.


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

         At April 2, 2000, the Company had utilized interest rate swap agreements to effectively convert approximately $43.7 million of variable rate debt to fixed rate debt. The Company anticipates that for the balance of fiscal 2000 it will utilize swap agreements or other derivative financial instruments to convert comparable amounts of variable rate to fixed rate debt.

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

         To mitigate the short-term effect of changes in currency exchange rates on the Company's sales denominated in foreign currencies, the Company regularly hedges by entering into currency swap contracts to hedge certain firm sales commitments denominated in foreign currencies. In these currency swap agreements, the Company and a counterparty financial institution exchange equal initial principal amounts of two currencies at the spot exchange rate. Over the term of the swap contract, the Company and the counterparty exchange interest payments in their swapped currencies. At maturity, the principal amount is reswapped, at the contractual exchange rate. At April 2, 2000, the contracts served to hedge firmly committed sales in Dutch guilders and Japanese yen. The contracts generally have maturity dates of fifteen to twenty-four months.

         At April 2, 2000, the Company had approximately $10.5 million (notional amount) of foreign currency hedge contracts outstanding. The Company expects to hedge a comparable notional amount for the balance of fiscal 2000. The Company, as of April 2, 2000, recognized a $5.3 million increase in its foreign currency translation adjustment account compared to January 2, 2000 because of the weakening of certain currencies against the U.S. dollar and the transition to the euro as the local reporting currency in Europe.

         SENSITIVITY ANALYSIS. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company's market sensitive instruments.

         To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at April 2, 2000. The market values that result from these computations are compared with the market values of these financial instruments at April 2, 2000. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

         As of April 2, 2000, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company's fixed rate long-term debt would be impacted by a net decrease of $15.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's fixed rate long-term debt of $25.9 million. At January 2, 2000, a 150 basis point movement would have resulted in the same approximate changes.

         As of April 2, 2000, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the Company's financial instruments of $1.3 million or an increase in the fair value of the Company's financial instruments of $1.1 million. At January 2, 2000, a 10% movement would have resulted in the same changes. As the impact of offsetting changes in the fair market value of the Company's net foreign investments is not included in the sensitivity model, these results are not indicative of the Company's actual exposure to foreign currency exchange risk.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         On July 28, 1998, Collins & Aikman Floorcoverings, Inc. ("CAF") -- in the wake of receiving "cease and desist" letters from the Company demanding that CAF cease manufacturing certain carpet products that the Company believes infringe upon certain of its copyrighted product designs -- filed a lawsuit against the Company asserting that certain of the Company's products, primarily its Caribbean(TM) design product line, infringed on certain of CAF's alleged copyrighted product designs. The lawsuit, which is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:98-CV-2069, seeks injunctive relief and unspecified monetary damages. The lawsuit also asserts other claims against the Company and certain other parties, including for alleged tortious interference by the Company with CAF's contractual relationship with the Roman Oakey Designs firm.

         On September 28, 1998, the Company filed its answer denying all the claims asserted by CAF, and also asserting counterclaims against CAF for copyright infringement. The Company believes the claims asserted by CAF are unfounded and subject to meritorious defenses, and it is defending vigorously all the claims. Until recently (see below), discovery had been limited by Court order to matters relating to CAF's motion for preliminary injunction. Both the Company and CAF have filed motions for summary judgment. A Court-ordered mediation did not lead to a resolution of the disputes between the parties.

         On March 21, 2000, the Court granted partial summary judgment to the Company and Roman Oakey Designs on all but one of CAF's copyright claims, holding that David Oakey, not CAF, owned the designs that were the basis of those claims. On the remaining copyright claim, which involves the Company's very successful Caribbean product, the Court denied both the Company's and CAF's motions for partial summary judgment, and also denied, without a hearing, CAF's motion for preliminary injunction on this claim.

Discovery is resuming on the remaining claims in this case, including CAF's tort claims and the Company's copyright infringement claims against CAF.

         The Company's insurers have denied coverage under the Company's insurance policies, which annually would otherwise provide up to $100 million of coverage. On June 8, 1999, the Company filed suit against the insurers to challenge that denial. That lawsuit is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:99-CV- 1485, and is in the early stages of its proceedings. On January 20, 2000, the Company filed a motion for partial summary judgment to enforce the insurer's obligation to defend the Company against the claims by CAF, which motion is pending.

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

            None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.


ITEM 5.     OTHER INFORMATION

         As previously announced by the Company, on February 25, 2000 the Board of Directors authorized an increase in the size of its share repurchase program from 2,000,000 shares to 4,000,000 shares, and on May 1, 2000 the Board extended the time period of the repurchase program through May 19, 2002.

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

(b) No reports on Form 8-K were filed during the quarter ended April 2, 2000.

                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                INTERFACE, INC.

Date:   May 17, 2000                            By:    /s/  Daniel T. Hendrix
                                                   --------------------------
                                                Daniel T. Hendrix
                                                Senior Vice President
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number                                      Description of Exhibit
--------                                    ----------------------


27.1          Financial Data Schedule.