Form 10-Q
period 2000-07-02
INTERFACE INC
filed 2000-08-16
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarterly Period Ended July 2, 2000

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

Shares outstanding of each of the registrant's classes of common stock at August 11, 2000:



                      Class                                    Number of Shares
----------------------------------------------                 ----------------
Class A Common Stock, $.10 par value per share                    44,094,348
Class B Common Stock, $.10 par value per share                     7,034,544

                                              INTERFACE, INC.

                                                   INDEX

                                                                                                      PAGE
                                                                                                      ----


PART I.   FINANCIAL INFORMATION


          Item 1.    Consolidated Condensed Financial Statements                                        3

                     Balance Sheets - July 2, 2000 and January 2, 2000                                  3

                     Statements of Operations - Three Months and Six Months                             4
                     Ended July 2, 2000 and July 4, 1999

                     Statements of Comprehensive Income (Loss) - Three                                  5
                     Months and Six Months Ended July 2, 2000 and July 4, 1999

                     Statements of Cash Flows - Six Months                                              6
                     Ended July 2, 2000 and July 4, 1999

                     Notes to Consolidated Condensed Financial Statements                               7

          Item 2.    Management's Discussion and Analysis of Financial Condition                       14
                     and Results of Operations

          Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        15

PART II.  OTHER INFORMATION

          Item  1.   Legal Proceedings                                                                 16

          Item  2.   Changes in Securities and Use of Proceeds                                         17

          Item  3.   Defaults Upon Senior Securities                                                   17

          Item  4.   Submission of Matters to a Vote of Security Holders                               17

          Item  5.   Other Information                                                                 18

          Item  6.   Exhibits and Reports on Form 8-K                                                  19

                                                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  INTERFACE, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (UNAUDITED)
                                           (IN THOUSANDS)

                                                                       JULY 2,           JANUARY 2,
                                                                         2000               2000
                                                                     -----------         ----------
                                                                     (Unaudited)
ASSETS
------

CURRENT ASSETS:

  Cash and Cash Equivalents                                          $     1,890         $     2,548
  Accounts Receivable                                                    204,814             203,550
  Inventories                                                            195,684             176,918
  Prepaid Expenses                                                        26,185              27,845
  Deferred Tax Asset                                                      10,265               9,917
                                                                     -----------         -----------
    TOTAL CURRENT ASSETS                                                 438,838             420,778

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                               257,594             253,436

EXCESS OF COST OVER NET ASSETS ACQUIRED                                  270,066             278,772

OTHER ASSETS                                                              59,745              75,509
                                                                     -----------         -----------

                                                                     $ 1,026,243         $ 1,028,495
                                                                     ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes Payable                                                      $        90         $     4,173

  Accounts Payable                                                        89,628              90,318

  Accrued Expenses                                                        91,598             107,287

  Current Maturities of Long-Term Debt                                       715               1,974
                                                                     -----------         -----------

    TOTAL CURRENT LIABILITIES                                            182,031             203,752



LONG-TERM DEBT, less current maturities                                  155,158             125,144

SENIOR NOTES                                                             150,000             150,000

SENIOR SUBORDINATED NOTES                                                125,000             125,000

DEFERRED INCOME TAXES and OTHER                                           38,599              33,395
                                                                     -----------         -----------

    TOTAL LIABILITIES                                                    650,788             637,291

Minority Interest                                                          2,100               2,012

Common Stock                                                               5,906               5,902

Additional Paid-In Capital                                               223,031             222,373

Retained Earnings                                                        226,920             233,322

Accumulated Other Comprehensive Income - Foreign Currency
     Translation                                                         (62,176)            (53,671)

Treasury Stock, 7,584 and 7,300 shares, respectively, at cost            (20,326)            (18,734)
                                                                     -----------         -----------

                                                                     $ 1,026,243         $ 1,028,495
                                                                     ===========         ===========

See accompanying notes to consolidated condensed financial statements.

                                  INTERFACE, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         ------------------                     ----------------
                                                      JULY 2,         JULY 4,          JULY 2,           JULY 4,
                                                       2000             1999            2000              1999
                                                       ----             ----            ----              ----

NET SALES                                           $ 323,725        $ 305,452        $ 616,943         $ 613,318
Cost of Sales                                         226,180          209,793          430,732           421,051
                                                    ---------        ---------        ---------         ---------

GROSS PROFIT ON SALES                                  97,545           95,659          186,211           192,267
Selling, General and Administrative Expenses           76,144           75,396          146,587           152,098
Restructuring Charge                                     --               --             20,095              --
                                                    ---------        ---------        ---------         ---------

OPERATING INCOME                                       21,401           20,263           19,529            40,169
Interest Expense                                        9,834            9,281           19,118            18,786
Other Expense (Income) - Net                               22              690              767             1,900
                                                    ---------        ---------        ---------         ---------
INCOME BEFORE TAXES ON INCOME                          11,545           10,292             (356)           19,483
Income Tax (Benefit) Expense                            4,503            3,963            1,405             7,548
                                                    ---------        ---------        ---------         ---------
NET INCOME (LOSS)                                   $   7,042        $   6,329        $  (1,761)        $  11,935
                                                    =========        =========        =========         =========
Basic Earnings Per Share                            $     .14        $     .12        $    (.03)        $     .23
                                                    =========        =========        =========         =========
DILUTED EARNINGS PER SHARE                          $     .14        $     .12        $    (.03)        $     .23
                                                    =========        =========        =========         =========
Average Shares Outstanding -- Basic                    51,352           52,987           51,572            52,941
                                                    =========        =========        =========         =========

Average Shares Outstanding -- Diluted                  51,355           52,987           51,572            52,953
                                                    =========        =========        =========         =========

See accompanying notes to consolidated condensed financial statements.

                                   INTERFACE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                              (UNAUDITED)

                                            (IN THOUSANDS)

                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                               ------------------                ----------------

                                            JULY 2,          JULY 4,          JULY 2,          JULY 4,
                                             2000              1999            2000             1999
                                            ----              ----            ----             ----

Net Income (Loss)                          $  7,042         $  6,329        $ (1,761)        $ 11,935

Other Comprehensive Income, Foreign
   Currency Translation Adjustment           (3,250)           1,392          (8,505)          (7,380)
                                           --------         --------        --------         --------

Comprehensive Income (Loss)                $  3,792         $  7,721        $(10,266)        $  4,555
                                           ========         ========        ========         ========

See accompanying notes to consolidated condensed financial statements.

                          INTERFACE, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                   (IN THOUSANDS)


                                                             SIX MONTHS ENDED
                                                       ---------------------------

                                                         JULY 2,           JULY 4,
                                                          2000              1999
                                                        -------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:                  $  9,482           $(28,883)
                                                       --------           --------

INVESTING ACTIVITIES:
  Capital expenditures                                  (10,264)           (18,209)

  Acquisitions/Divestiture of businesses                (25,000)             6,217

  Other                                                    (518)            (9,859)
                                                       --------           --------

                                                        (35,782)           (21,851)
                                                       --------           --------

FINANCING ACTIVITIES:

  Net borrowing (reduction) of long-term debt            32,047             57,837

  Issuance/Repurchase of common stock                    (1,602)            (6,621)

  Dividends paid                                         (4,663)            (4,738)
                                                       --------           --------

                                                         25,782             46,478
                                                       --------           --------

  Net cash provided by (used for) operating,
   investing and financing activities                      (518)            (4,256)

  Effect of exchange rate changes on cash                  (140)              (568)
                                                       --------           --------

CASH AND CASH EQUIVALENTS:
  Net change during the period                             (658)            (4,824)

  Balance at beginning of period                          2,548              9,910
                                                       --------           --------

  Balance at end of period                             $  1,890           $  5,086
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

NOTE 2 - INVENTORIES

         Inventories are summarized as follows:

                                              (In thousands)
                                         July 2,          January 2,
                                          2000              2000
                                        --------          ----------

               Finished Goods           $105,537          $100,967
               Work in Process            50,450            29,057
               Raw Materials              39,697            46,894
                                        --------          --------

                                        $195,684          $176,918
                                        ========          ========

NOTE 3 - BUSINESS ACQUISITIONS AND DIVESTITURES

         Subsequent to period end, the Company acquired Teknit, Ltd., a United Kingdom company with a Michigan subsidiary, which manufactures three-dimensional knits for the office furniture industry, for a purchase price of $3.9 million in cash. The transaction will be accounted for as a purchase, and accordingly, the results of operations will be included within the consolidated financial statements as of the acquisition date.

         During the second quarter of 2000, the Company acquired the furniture fabric assets of the Chatham Manufacturing division of CMI Industries, Inc. for a purchase price of $25 million in cash. The transaction was accounted for as a purchase and, accordingly, the results of operations have been included within the consolidated financial statements as of the acquisition date.

         During 1999, the Company sold two operating entities which had been acquired as part of the December 1997 acquisition of the European floorcovering businesses of Readicut International plc. Joseph Hamilton & Seaton, Ltd., a distributor of private label carpet, was sold for approximately $11.2 million in cash during February. In November, the Company also sold its 40% interest in Vebe Floorcoverings BV, a manufacturer of needlepunch carpet, for $8 million in the form of a promissory note. The Company recognized the related immaterial loss and gain, respectively, associated with these divestiture within other expense.

         During 1999, the Company purchased six service companies, all located in the U.S. As consideration for the acquisitions, the Company issued common stock valued at approximately $.8 million and paid $2.0 million in cash. All such transactions have been accounted for as purchases and, accordingly, the results of operations of the acquired companies since their acquisition dates have been included within the consolidated financial statements. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.2 million and is being amortized over 25 years.

NOTE 4 - RESTRUCTURING CHARGE

         In the first quarter of 2000, the Company recorded a pre-tax restructuring charge of $20.1 million. The charge reflects: (i) the consolidation of certain administrative, manufacturing and back-office functions; (ii) the divestiture of certain non-strategic Re:Source Americas operations; and (iii) the abandonment of manufacturing equipment utilized in the production of discontinued product lines.

         A summary of the completed and planned restructuring activities as of July 2, 2000 is as follows:


(In Thousands)                                                   U.S.                     EUROPE                  GRAND TOTAL
------------------------------------------------------------------------------------------------------------------------------
               Termination Benefits                            $ 5,637                    $ 3,732                    $ 8,369
               Property, Plant & Equipment                       1,750                       --                        1,750
               Intangible Assets                                 2,000                       --                        2,000
               Facilities Consolidation                          2,358                       --                        2,358
               Divestiture of Non-Strategic
                   Re:Source Operations                          4,618                       --                        5,618
                                                               -------                    -------                    -------
                                                               $16,363                    $ 3,732                    $20,095
                                                               =======                    =======                    =======

         The  restructuring   charge  is  comprised  of  $9.4  million  of  cash
expenditures for severance benefits and other costs and $11.7 million of non-cash charges, primarily for the write-down of impaired assets.

         The termination benefits of $9.4 million, primarily related to severance costs, are a result of aggregate reductions to date of 175 employees and an additional headcount reduction of approximately 223 people starting in the fourth quarter. The staff reductions are expected to be as follows:


                                                     U.S.          EUROPE              TOTAL
               Manufacturing                         286              21                307
               Selling and Administrative             59              32                 91
                                                     ---             ---                ---
                                                     345              53                398
                                                     ===             ===                ===

         The Company anticipates that the restructuring will be completed by year end. The restructuring is expected to yield annual cost savings of approximately $15 million.


NOTE 5 - STOCK REPURCHASE PROGRAM

         During 1998, the Company adopted a share repurchase program, pursuant to which it was authorized to repurchase up to 2,000,000 shares of Class A Common Stock in the open market through May 19, 2000 (since extended to May 19,
2002). This amount was increased to 4,000,000 shares subsequent to January 2, 2000. During the first six months of 2000, the Company has repurchased 384,313 shares of Class A Common Stock under this program, at prices ranging from $3.42 to $4.50 per share. This is compared to the repurchase of 1,442,500 shares of Class A Common Stock at prices ranging from $4.50 to $9.94 during 1999. All treasury stock is accounted for using the cost method.


NOTE 6 - EARNINGS PER SHARE AND DIVIDENDS

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 51,572,000 shares and 52,941,000 shares outstanding for the six-month period ended July 2, 2000 and July 4, 1999, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 51,572,000 shares and 52,953,000 shares outstanding for the six-month period ended July 2, 2000 and July 4, 1999, respectively. During the first six months of 2000, there were vested, unexercised, in the money stock options for 9000 common shares. These shares were not included in the computation of the diluted per share amount for the respective period because the Company was in a net loss position and, thus, any such potentially outstanding common shares were anti-dilutive.

         The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

                                           (In Thousands Except Per Share Amounts)

                                                          Average
For the Six-Month                                          Shares               Earnings
Period Ended                      Net Income            Outstanding             Per Share
-----------------------------------------------------------------------------------------
July 2, 2000                      $ (1,761)                 51,572               $  (.03)
Effect of Dilution:
   Options                            --                      --
                                  -------------------------------------------------------
Diluted                           $ (1,761)                 51,572               $  (.03)
                                  =======================================================



July 4, 1999                      $ 11,935                  52,941               $   .23
Effect of Dilution:
   Options                            --                        12
                                  -------------------------------------------------------

Diluted                           $ 11,935                  52,953               $   .23
                                  =======================================================


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

             The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies as contained in the Company's Annual Report to Shareholders for the fiscal year ended January 2, 2000, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

SEGMENT DISCLOSURES
Summary information by segment follows:

                                                         Floorcovering        Interior          Other (Includes
(IN THOUSANDS)                                           Products/Services     Fabrics       Architectural Products)     Total
-------------------------------------------------------------------------------------------------------------------------------
July 2, 2000
Net sales                                                     $477,380         $115,377             $24,186            $616,943
Depreciation and amortization                                   13,967            4,834                 638              19,439
Operating income                                                11,544           12,735                 198              24,477
Total assets                                                   803,585          255,027              48,396           1,107,008
-------------------------------------------------------------------------------------------------------------------------------

July 4, 1999
Net sales                                                     $487,174          $99,050             $27,094            $613,318
Depreciation and amortization                                   16,159            4,713                 954              21,826
Operating income                                                34,728           10,539                 198              45,465
Total assets                                                   929,996          211,345              46,838           1,188,179
-------------------------------------------------------------------------------------------------------------------------------


A reconciliation of the Company's total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

                                                                                Period Ended
                                                                   ---------------------------------------
(IN THOUSANDS)                                                     July 2,2000                July 4, 1999
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization                         $    19,439                     $    21,826
Corporate depreciation and amortization                                   2,261                             310
                                                                    -----------                     -----------

Reported depreciation and amortization                              $    21,700                     $    22,136
-----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME
Total segment operating income                                      $    24,477                     $    45,465
Corporate expenses and other reconciling amounts                         (4,948)                         (5,296)
                                                                    -----------                     -----------

Reported operating income                                           $    19,529                     $    40,169
-----------------------------------------------------------------------------------------------------------------------

ASSETS
Total segment assets                                                $ 1,107,008                     $ 1,188,179
Corporate assets and eliminations                                       (80,765)                       (129,533)
                                                                    -----------                     -----------
Reported total assets                                               $ 1,026,243                     $ 1,058,646
-----------------------------------------------------------------------------------------------------------------------

NOTE 8 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

         The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 7.3% senior notes due 2008 and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.


                                                  INTERFACE, INC. AND SUBSIDIARIES

                                                     STATEMENT OF INCOME (LOSS)
                                               FOR THE SIX MONTHS ENDED JULY 2, 2000

                                                                                  INTERFACE,       CONSOLIDATION
                                                                  NON-               INC.                AND
                                            GUARANTOR          GUARANTOR            (PARENT          ELIMINATION       CONSOLIDATED
                                          SUBSIDIARIES        SUBSIDIARIES       CORPORATION)           ENTRIES           TOTALS
                                          ------------        ------------       ------------           -------           ------
                                                                         (IN THOUSANDS)
Net sales                                   $ 479,501          $ 190,283          $    --             $ (52,841)        $ 616,943
Cost of sales                                 353,092            130,481               --               (52,841)          430,732
                                            ---------          ---------          ---------           ---------         ---------

Gross profit on sales                         126,409             59,802               --                  --             186,211

Selling, general and
  administrative expenses                      87,715             45,516             13,356                --             146,587

Restructuring Charge                           16,363              3,732               --                  --              20,095
                                            ---------          ---------          ---------           ---------         ---------
Operating Income                               22,331             10,554            (13,356)                               19,529
Other expense                                   9,425              4,054              6,406                --              19,885
                                            ---------          ---------          ---------           ---------         ---------

Income before taxes on income                  12,906              6,500            (19,762)               --                (356)
  and Equity in income of subsidiaries
Taxes on income                                 5,033              2,535             (6,163)               --               1,405
Equity in income of subsidiaries                 --                 --               11,838             (11,838)             --
                                            ---------          ---------          ---------           ---------         ---------
Net income (loss) applicable to             $   7,873          $   3,965          $  (1,761)          $ (11,838)        $  (1,761)
common shareholders                         =========          =========          =========           =========         =========


                                                                         BALANCE SHEET


                                                                           July 2, 2000

                                                                                                 CONSOLIDATION
                                                              NON-           INTERFACE, INC.          AND
                                           GUARANTOR       GUARANTOR            (PARENT           ELIMINATION        CONSOLIDATED
                                         SUBSIDIARIES    SUBSIDIARIES         CORPORATION)           ENTRIES             TOTALS
                                         ------------     ------------         ------------          -------             ------

                                                                       (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents             $     3,411       $     4,857         $    (6,378)        $      --           $     1,890
  Accounts receivable                       164,998            80,143             (40,327)               --               204,814
  Inventories                               132,621            63,063                --                  --               195,684
  Miscellaneous                              16,196            28,830              (8,576)               --                36,450
                                        -----------       -----------         -----------         -----------         -----------
     Total current assets                   317,226           176,893             (55,281)               --               438,838


Property and equipment
   less accumulated depreciation            164,907            74,482              18,205                --               257,594
Investment in subsidiaries                   47,752             4,830             834,800            (887,382)                  0
Other assets                                  2,529             5,924              51,292                --                59,745
Excess of cost over net assets              177,135            89,386               3,545                --               270,066
  acquired                              -----------       -----------         -----------         -----------         -----------


                                        $   709,549       $   351,515         $   852,561         $  (887,382)        $ 1,026,243
                                        ===========       ===========         ===========         ===========         ===========



LIABILITIES AND COMMON
SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                          $        90      $      --            $      --           $      --           $        90
  Accounts payable                            52,688           37,759                 (819)               --                89,628
  Accrued expenses                            51,214           20,540               19,844                --                91,598
  Current maturities of long-term                 31              684                    0                --                   715
     debt                                -----------      -----------          -----------         -----------         -----------
     Total current liabilities               104,023           58,983               19,025                --               182,031

Long-term debt, less current
   maturities                                  6,511           46,472              102,175                --               155,158

Senior notes and senior
   subordinated notes                           --               --                275,000                --               275,000

Deferred income taxes/other                   14,790            9,076               14,733                --                38,599
Minority interests                              --              2,100                 --                  --                 2,100
                                         -----------      -----------          -----------         -----------         -----------
     Total liabilities                       125,324          116,631              410,933                --               652,888

Redeemable preferred stock                    57,891             --                   --               (57,891)               --
Common stock                                  94,145          102,199                5,903            (196,341)              5,906
Additional paid-in capital                   191,411           12,525              222,373            (203,278)            223,031
Retained earnings                            237,090          158,562              220,612            (389,344)            226,920
Foreign currency translation
   adjustment income                           3,688          (38,402)              (7,260)            (20,202)            (62,176)
Treasury stock, 7,584,000 Class A
    shares, at cost                             --               --                   --               (20,326)            (20,326)
                                         -----------      -----------          -----------         -----------         -----------

                                         $   709,549      $   351,515          $   852,561         $  (887,382)        $ 1,026,243
                                         ===========      ===========          ===========         ===========         ===========

                                                      STATEMENT OF CASH FLOWS
                                                         FOR THE SIX MONTHS

                                                         ENDED JULY 2, 2000

                                                                                  INTERFACE,        CONSOLIDATION
                                                                   NON-              INC.                 AND
                                                  GUARANTOR     GUARANTOR          (PARENT           ELIMINATION     CONSOLIDATED
                                                SUBSIDIARIES   SUBSIDIARIES      CORPORATION)           ENTRIES         TOTALS
                                                ------------   ------------      ------------        ----------        ------
                                                                                (IN THOUSANDS)
Net cash provided by operating activities       $ 12,435         $(10,069)          $  7,116         $  --            $  9,482
Cash flows from investing activities:
   Purchase of plant and equipment                (7,553)          (2,711)              --              --             (10,264)
   Acquisitions, net of cash acquired               --               --              (25,000)           --             (25,000)
   Other assets                                   (5,590)             775              4,297            --                (518)
                                                --------         --------           --------           -----          --------

Net cash provided by (used in)
investing activities                             (13,143)          (1,936)           (20,703)           --             (35,782)
                                                --------         --------           --------           -----          --------

Cash flows from financing activities:
   Net borrowings (repayments)                       (18)          10,590             21,475            --              32,047
   Proceeds from issuance/repurchase of
     common stock                                   --               --               (1,602)           --              (1,602)
   Cash dividends paid                              --               --               (4,663)           --              (4,663)
                                                --------         --------           --------           -----          --------
Net cash provided by (used in)
financing  activities                                (18)          10,590             15,210            --              25,782
                                                --------         --------           --------           -----          --------

Effect of exchange rate change on cash              --               (140)              --              --                (140)
                                                --------         --------           --------           -----          --------
Net increase (decrease) in cash                     (726)          (1,555)             1,623            --                (658)
Cash at beginning of period                        4,137            6,412             (8,001)           --               2,548
                                                --------         --------           --------           -----          --------
Cash at end of period                           $  3,411         $  4,857           $ (6,378)        $  --            $  1,890
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

General

         The   Company's   revenues  are  derived   from  sales  of   commercial
floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics, and architectural products and other specialty products. During the six month period ended July 2, 2000, the Company had revenues of $616.9 million and net income of $12.2 million, or $.24 per diluted share, before a non-recurring, pre-tax restructuring charge of approximately $20 million ($.27 per diluted share after tax), compared to revenues of $613.3 million and $11.9 million, or $.23 per diluted share, in the comparable period last year.

         The Company's business, as well as the commercial interiors market in general, is somewhat cyclical in nature. Several of the Company's business segments experienced decreased demand levels over recent quarters. As a result, the Company's results of operations were adversely affected in those quarters. However, during the second quarter 2000, the Company began to see a rebound in demand levels. Nevertheless, a significant sustained downturn in the market would materially impair the Company's revenues and earnings prospects.

         In the first quarter of 2000, the Company recorded a pre-tax restructuring charge of $20.1 million. The charge reflects: (i) the consolidation of certain administrative, manufacturing, and back-office functions; (ii) the divestiture of certain non-strategic Re:Source Americas operations; and (iii) the abandonment of manufacturing equipment utilized in the production of discontinued product lines. The foregoing resulted in an aggregate headcount reduction in the U.S. and Europe of approximately 175 people and will result in an additional headcount reduction in the U.S., starting in the fourth quarter, of approximately 223 people. The restructuring charge is comprised of $9.4 million of cash expenditures for severance benefits and relocation costs and $11.7 million of non-cash charges, primarily for the write-down of impaired assets. The Company anticipates that the restructuring will be completed by year end. The restructuring is expected to yield annual cost savings of approximately $15 million.

Results of Operations

         For the three-month and six-month periods ended July 2, 2000, the Company's net sales increased $18.3 million (6.0%) and $3.6 million (1.0%) compared with the same periods in 1999. The second quarter increase was primarily attributable to increased sales volume in the Company's (i) Asia-Pacific division, which continues to show improvement as the economies in that region recover, (ii) architectural products division, driven in part by the 1998 acquisition of Atlantic Access Flooring and its line of steel panel products, (iii) U.S. Fabrics operations, as the industry recovers from the Y2K hangover, and due to initial sales from the furniture fabrics business of Chatham acquired in the second quarter, and (iv) U.S. tile operations, which is up over 20% for the comparable period in the prior year. The increase was offset somewhat by (i) a decline in sales of broadloom carpet in the United Kingdom, as Firth rebuilt its sales force and repositioned itself in that market by shifting its focus to corporate accounts and reducing its emphasis on the hospitality and transportation market segments, (ii) the selectivity of more profitable sales opportunities in Re:Source Americas, and (iii) the continued decline of the Euro against the U.S. dollar.

         Cost of sales, as a percentage of net sales, increased to 69.9% and 69.8% for both the three-month and six-month periods ended July 2, 2000, respectively, compared to 68.7% and 68.6% for the comparable periods in 1999. The increase was primarily attributable to (i) the failure to fully absorb overhead expenses, (ii) the shift in the relative mix of sales towards service revenues, which historically have had lower gross profit margins than product sales, and (iii) off-quality problems in the Company's broadloom operations.

         Selling, general and administrative expenses, as a percentage of net sales, declined to 23.5% and 23.8% for the three and six month periods ended July 2, 2000, respectively, compared to 24.7% and 24.8% in the same periods in 1999, primarily as a result of the Company's recent restructuring activities, as well as the consolidation of certain of its operations in Interface Americas through a "shared services" approach.

         For the three-month and six-month periods ended July 2, 2000, interest expense increased $.6 million and $.3 million, respectively, compared to the same period in 1999, due primarily to higher overall levels of bank debt resulting from the Chatham acquisition during the second quarter of 2000.

Liquidity and Capital Resources

         The Company's primary source of cash during the six months ended July 2, 2000 was $32.0 million from long-term financing. The primary uses of cash during the six month period ended July 2, 2000 were (i) $25.0 million for the acquisition of the furniture fabrics assets of Chatham Manufacturing, (ii) the reduction of accounts payables and other accrued expenses; (iii) $10.3 million for additions to property and equipment in the Company's manufacturing facilities, and (iv) $4.7 million for the payment of dividends. Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.


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

         At July 2, 2000, the Company had utilized interest rate swap agreements to effectively convert approximately $43.7 million of variable rate debt to fixed rate debt. The Company anticipates that for the balance of fiscal 2000 it will utilize swap agreements or other derivative financial instruments to convert comparable amounts of variable rate to fixed rate debt.

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

         To mitigate the short-term effect of changes in currency exchange rates on the Company's sales denominated in foreign currencies, the Company regularly hedges by entering into currency swap contracts to hedge certain firm sales commitments denominated in foreign currencies. In these currency swap agreements, the Company and a counterparty financial institution exchange equal initial principal amounts of two currencies at the spot exchange rate. Over the term of the swap contract, the Company and the counterparty exchange interest payments in their swapped currencies. At maturity, the principal amount is reswapped, at the contractual exchange rate. At July 2, 2000, the contracts served to hedge firmly committed sales in Dutch guilders and Japanese yen. The contracts generally have maturity dates of fifteen to twenty-four months.

         At July 2, 2000, the Company had approximately $10.5 million (notional amount) of foreign currency hedge contracts outstanding. The Company expects to hedge a comparable notional amount for the balance of fiscal 2000. The Company, as of July 2, 2000, recognized a $5.3 million increase in its foreign currency translation adjustment account compared to January 2, 2000 because of the weakening of certain currencies against the U.S. dollar and the transition to the euro as the local reporting currency in Europe.

         SENSITIVITY ANALYSIS. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company's market sensitive instruments.

         To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at July 2, 2000. The market values that result from these computations are compared with the market values of these financial instruments at July 2, 2000. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

         As of July 2, 2000, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company's fixed rate long-term debt would be impacted by a net decrease of $15.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's fixed rate long-term debt of $25.9 million. At January 2, 2000, a 150 basis point movement would have resulted in the same approximate changes.

         As of July 2, 2000, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the Company's financial instruments of $1.3 million or an increase in the fair value of the Company's financial instruments of $1.1 million. At January 2, 2000, a 10% movement would have resulted in the same changes. As the impact of offsetting changes in the fair market value of the Company's net foreign investments is not included in the sensitivity model, these results are not indicative of the Company's actual exposure to foreign currency exchange risk.


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

         On September 28, 1998, the Company filed its answer denying all the claims asserted by CAF, and also asserting counterclaims against CAF for copyright infringement. The Company believes the claims asserted by CAF are unfounded and subject to meritorious defenses, and it is defending vigorously all the claims. Until recently (see below), discovery had been limited by Court order to matters relating to CAF's motion for preliminary injunction. Both the Company and CAF have filed motions for summary judgment. A Court-ordered mediation in August, 1999 did not lead to a resolution of the disputes between the parties.

         On March 31, 2000, the Court granted partial summary judgment to the Company and Roman Oakey Designs on all but one of CAF's copyright claims, holding that David Oakey, not CAF, owned the designs that were the basis of those claims. On the remaining copyright claim, which involves the Company's very successful Caribbean product, the Court denied both the Company's and CAF's motions for partial summary judgment, and also denied, without a hearing, CAF's motion for preliminary injunction on this claim. The Court also ordered the parties back into mediation and stayed all activity in the case pending its completion. If the case is not resolved, discovery will resume on the remaining claims in this case, including CAF's tort claims and the Company's and David Oakey's recently asserted copyright infringement claims against CAF.

         The Company's insurers have denied coverage under the Company's insurance policies, which annually would otherwise provide up to $100 million of coverage. On June 8, 1999, the Company filed suit against the insurers to challenge that denial. That lawsuit is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:99-CV-1485, and is in the early stages of its proceedings. On January 20, 2000, the Company filed a motion for partial summary judgment to enforce the insurer's obligation to defend the Company against the claims by CAF. The insurer has cross-moved for summary judgment on this issue. Both motions have been fully briefed and are pending.

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

         (a) The Company held its annual meeting of shareholders on May 16, 2000.

         (b)   Not applicable.

         (c) The matters considered at the annual meeting, and the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, relating to each matter, are as follows:

               (i)    Election of the following directors:

                      CLASS A                                FOR                   WITHHELD
                      -------                                ---                   --------
                      Dianne Dillon-Ridgley              37,115,267                3,035,249
                      June M. Henton                     37,093,467                3,057,049
                      Christopher G. Kennedy             37,225,142                2,925,374
                      James B. Miller, Jr.               37,219,673                2,930,843
                      Thomas R. Oliver                   37,227,242                2,923,274


                      CLASS B                                 FOR                  WITHHELD
                      -------                                 ---                  --------
                      Ray C. Anderson                     3,648,703                       0
                      Carl I. Gable                       3,648,703                       0
                      Daniel T. Hendrix                   3,648,703                       0
                      J. Smith Lanier, II                 3,648,703                       0
                      Leonard G. Saulter                  3,648,703                       0
                      Clarinus C. Th. van Andel           3,648,703                       0

               (ii)   Proposal to implement the MacBride Principles:

                      For:                        7,383,481
                      Against:                   24,631,540
                      Abstain:                    5,087,323
                      Broker Non-Votes:           6,696,875

         (d)   Not applicable.


ITEM 5.  OTHER INFORMATION

          None.

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

10.1 Asset Purchase Agreement by and among Interface Febrics Group, Inc., CMI Industries, Inc. and Chatham Fabrics, LLC dated as of May 1, 2000

27.1              Financial Data Schedule (for SEC use only).

(b)               No  reports on  Form 8-K  were filed  during the quarter ended
                  July 2, 2000.

                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INTERFACE, INC.

Date:   August 16, 2000                        By:   /s/  Daniel T. Hendrix
                                                  --------------------------
                                                  Daniel T. Hendrix
                                                  Senior Vice President
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number                  Description of Exhibit
-------                 ----------------------


10.1 Asset Purchase Agreement by and among Interface Febrics Group, Inc., CMI Industries, Inc. and Chatham Fabrics, LLC dated as of May 1, 2000

27.1              Financial Data Schedule.