Form 10-Q
period 2000-10-01
INTERFACE INC
filed 2000-11-15
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended October 1, 2000

Commission File Number 0-12016

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

Shares outstanding of each of the registrant's classes of common stock at November 9, 2000:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	44,004,797
Class B Common Stock, $.10 par value per share	7,029,796

INTERFACE, INC.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS)
ASSETS	OCTOBER 1, 2000 (Unaudited)	JANUARY 2, 2000
CURRENT ASSETS:
Cash and Cash Equivalents	$ 6,384	$ 2,548
Accounts Receivable	219,796	203,550
Inventories	194,639	176,918
Prepaid Expenses	37,361	27,845
Deferred Tax Asset	10,117	9,917
TOTAL CURRENT ASSETS	468,297	420,778

PROPERTY AND EQUIPMENT, less
accumulated depreciation	253,330	253,436
EXCESS OF COST OVER NET ASSETS ACQUIRED	265,456	278,772
OTHER ASSETS	52,950	75,509
	$ 1,040,033	$ 1,028,495
	=========	========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes Payable	$ 550	$ 4,173
Accounts Payable	97,389	90,318
Accrued Expenses	121,387	107,287
Current Maturities of Long-Term Debt	991	1,974
TOTAL CURRENT LIABILITIES	220,317	203,752

LONG-TERM DEBT, less current maturities	144,103	125,144
SENIOR NOTES	150,000	150,000
SENIOR SUBORDINATED NOTES	125,000	125,000
DEFERRED INCOME TAXES and OTHER	32,418	33,395
TOTAL LIABILITIES	671,838	637,291

Minority Interest	5,391	2,012
Common Stock	5,808	5,902
Additional Paid-In Capital	217,946	222,373
Retained Earnings	234,390	233,322
Accumulated Other Comprehensive Income - Foreign Currency Translation	(77,594)	(53,671)
Treasury Stock, 7,200 and 7,300 shares, respectively, at cost	(17,746)	(18,734)
	$ 1,040,033	$ 1,028,495
	========	=========

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1, 2000	OCTOBER 3, 1999	OCTOBER 1, 2000	OCTOBER 3, 1999

Net Sales	$ 336,663	$ 304,246	$ 953,606	$ 917,564
Cost of Sales	234,963	209,906	665,695	630,956
Gross Profit on Sales	101,700	94,340	287,911	286,608
Selling, General and Administrative Expenses	76,517	75,643	223,104	227,741
Restructuring Charge	--	--	20,095	--
Operating Income	25,183	18,697	44,712	58,867
Interest Expense	9,697	9,238	28,815	28,024
Other Expense (Income) - Net	(306)	760	461	2,660
Income before Taxes on Income	15,792	8,699	15,436	28,183
Income Tax Expense	6,033	3,440	7,438	10,989
Net Income	$ 9,759	$ 5,259	$ 7,998	$ 17,194
	=======	=======	=======	=======
Basic Earnings Per Share	$ .19	$ .10	$ .16	$ .33
	=======	=======	=======	=======
Diluted Earnings Per Share	$ .19	$ .10	$ .16	$ .33
	=======	=======	=======	=======
Average Shares Outstanding -- Basic	51,241	52,829	51,503	52,906
	=======	=======	=======	=======
Average Shares Outstanding -- Diluted	51,620	52,829	51,585	52,906
	=======	=======	=======	=======

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1, 2000	OCTOBER 3, 1999	OCTOBER 1, 2000	OCTOBER 3, 1999

Net Income	$ 9,759	$ 5,259	$ 7,998	$ 17,194
Other Comprehensive Income, Foreign Currency Translation Adjustment	(15,418)	6,663	(23,923)	675
Comprehensive Income (Loss)	$ (5,659)	$11,922	$(15,925)	$ 17,869
	=======	======	======	======

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)
	NINE MONTHS ENDED
	OCTOBER 1, 2000	OCTOBER 3, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:	$ 37,580	$ 11,984

INVESTING ACTIVITIES:
Capital expenditures	(15,055)	(22,349)
Acquisitions/Divestiture of businesses	(31,000)	6,217
Other	4,219	(8,458)
	(41,836)	(24,590)
FINANCING ACTIVITIES:
Net borrowing of long-term debt	19,913	30,519
Issuance/Repurchase of common stock	(4,483)	(7,921)
Dividends paid	(6,955)	(7,107)
	8,475	15,491
Net cash provided by operating,
investing and financing activities	4,219	2,885
Effect of exchange rate changes on cash	(383)	(1,859)

CASH AND CASH EQUIVALENTS:
Net change during the period	3,836	1,026
Balance at beginning of period	2,548	9,910
Balance at end of period	$ 6,384	$ 10,936
	======	======

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

NOTE 2 - INVENTORIES

               Inventories are summarized as follows:
	(In thousands)
	October 1,	January 2,
	2000	2000

Finished Goods	$102,160	$100,967
Work in Process	42,540	29,057
Raw Materials	49,939	46,894

	$194,639	$176,918
	=======	=======

NOTE 3 - BUSINESS ACQUISITIONS AND DIVESTITURES

               During the third quarter of 2000, the Company acquired Teknit, Ltd., a United Kingdom company with a Michigan subsidiary, which manufactures three-dimensional knits for the office furniture industry, for a purchase price of $3.9 million in cash. The transaction was accounted for as a purchase, and, accordingly, the results of operations have been included within the consolidated financial statements as of the acquisition date.

               During the second quarter of 2000, the Company acquired the furniture fabric assets of the Chatham Manufacturing division of CMI Industries, Inc. for a purchase price of approximately $27 million in cash. The transaction was accounted for as a purchase and, accordingly, the results of operations have been included within the consolidated financial statements as of the acquisition date.

              During 1999, the Company sold two operating entities which had been acquired as part of the December 1997 acquisition of the European floorcovering businesses of Readicut International plc. Joseph Hamilton & Seaton, Ltd., a distributor of private label carpet, was sold for approximately $11.2 million in cash during February 1999. In November 1999, the Company also sold its 40% interest in Vebe Floorcoverings BV, a manufacturer of needlepunch carpet, for $8 million in the form of a promissory note. The Company recognized the related immaterial loss and gain, respectively, associated with these divestitures within other expense.

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

               A summary of the completed and planned restructuring activities as of October 1, 2000 is as follows:
(In Thousands)	U.S.	Europe	Grand Total
__________________________________________________________________________________

Termination Benefits	$ 5,637	$ 3,732	$ 9,369
Property, Plant & Equipment	1,750	-	1,750
Intangible Assets	2,000	-	2,000
Facilities Consolidation	2,358	-	2,358
Divestiture of Non-Strategic
Re:Source Operations	4,618	-	4,618

	$16,363	$ 3,732	$20,095
	======	=====	======

               The restructuring charge is comprised of $9.4 million of cash expenditures for severance benefits and other costs and $11.7 million of non-cash charges, primarily for the write-down of impaired assets.

               The termination benefits of $9.4 million, primarily related to severance costs, are a result of aggregate reductions to date of 175 employees and an additional headcount reduction of approximately 223 people starting in November. The staff reductions are expected to be as follows:
	U.S.	Europe	Total

Manufacturing	286	21	307
Selling and Administrative	59	32	91
	345	53	398
	===	===	===

               The Company anticipates that the restructuring will be completed by year end. The restructuring is expected to yield annual cost savings of approximately $15 million.

NOTE 5 - STOCK REPURCHASE PROGRAM

               During 1998, the Company adopted a share repurchase program, pursuant to which it was authorized to repurchase up to 2,000,000 shares of Class A Common Stock in the open market through May 19, 2000 (since extended to May 19, 2002). This amount was increased to 4,000,000 shares subsequent to January 2, 2000. During the first nine months of 2000, the Company has repurchased 884,813 shares of Class A Common Stock under this program, at prices ranging from $3.42 to $7.06 per share. This is compared to the repurchase of 1,442,500 shares of Class A Common Stock at prices ranging from $4.50 to $9.94 during 1999. All treasury stock is accounted for using the cost method.

NOTE 6 - EARNINGS PER SHARE AND DIVIDENDS

              Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 51,503,000 shares and 51,773,000 shares outstanding for the nine-month period ended October 1, 2000 and October 3, 1999, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 51,585,000 shares and 52,916,000 shares outstanding for the nine-month period ended October 1, 2000 and October 3, 1999, respectively.

               The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

(In Thousands Except Per Share Amounts)

		Average
For the Nine-Month		Shares	Earnings
Period Ended	Net Income	Outstanding	Per Share

October 1, 2000	$ 7,998	51,503	$ .16
Effect of Dilution:
Options	--	82

Diluted	$ 7,998	51,585	$ .16
	=====	=====	====

October 3, 1999	$ 17,194	52,906	$ .33
Effect of Dilution:
Options	--	--

Diluted	$17,194	52,906	$ .33
	=====	=====	====

NOTE 7 - SEGMENT INFORMATION

               During 1998, the Company adopted SFAS 131 which establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker aggregates operating segments based on the type of products produced by the segment. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has two reportable segments. The two reportable segments are Floorcovering Products/Services and Interior Fabrics. The Floorcovering Products/Services segment manufactures, installs and services commercial modular and broadloom carpet, and the Interior Fabrics segment manufactures panel and upholstery fabrics.

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

Segment Disclosures
Summary information by segment follows:

	Floorcovering	Interior	Other (Includes
(in thousands)	Products/Services	Fabrics	Architectural Products)	Total
____________________________________________________________________________________________

Nine Months Ended
October 1, 2000
Net sales	$ 711,588	$ 187,367	$54,651	$ 953,606
Depreciation and amortization	21,139	7,419	1,453	30,011
Operating income	27,095	19,264	2,165	48,524
Total assets	834,969	214,216	51,964	1,101,149
____________________________________________________________________________________________

Nine Months Ended
October 3, 1999
Net sales	$ 729,625	$ 147,172	$40,767	$ 917,564
Depreciation and amortization	22,388	6,868	1,431	30,687
Operating income	48,254	16,845	(86)	65,013
Total assets	960,749	210,825	46,952	1,218,526
____________________________________________________________________________________________

A reconciliation of the Company's total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

	Nine Months Ended
(in thousands)	October 1, 2000	October 3, 1999

DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$ 30,011	$30,687
Corporate depreciation and amortization	3,199	588

Reported depreciation and amortization	$ 33,210	$31,275
____________________________________________________________________________________________

OPERATING INCOME
Total segment operating income	$ 48,524	$65,013
Corporate expenses and other reconciling amounts	(3,812)	(6,146)

Reported operating income	$ 44,712	$58,867
____________________________________________________________________________________________

ASSETS
Total segment assets	$ 1,101,149	$1,218,526
Corporate assets and eliminations	(61,116)	(166,322)

Reported total assets	$ 1,040,033	$1,052,204
____________________________________________________________________________________________

NOTE 8 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 7.3% senior notes due 2008 and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

	INTERFACE, INC. AND SUBSIDIARIES

	STATEMENT OF INCOME (LOSS) FOR THE NINE MONTHS ENDED OCTOBER 1, 2000

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)

Net sales	$ 761,460	$284,422	$ -	$ (92,276)	$ 953,606
Cost of sales	562,950	195,021	-	(92,276)	665,695
Gross profit on sales	198,510	89,401	-	-	287,911
Selling, general and administrative expenses	135,731	68,326	19,047	-	223,104
Restructuring Charge	16,363	3,732		-	20,095
Operating Income	46,416	17,343	(19,047)		44,712
Other expense	13,691	6,932	8,653	-	29,276
Income before taxes on income and equity in income of subsidiaries	32,725	10,411	(27,700)	-	15,436
Taxes on income	11,801	4,194	(8,557)	-	7,438
Equity in income of subsidiaries	-	-	27,141	(27,141)	-
Net income (loss) applicable to common shareholders	$ 20,924	$ 6,217	$ 7,998	$ (27,141)	$ 7,998
	======	=======	========	========	=====

	BALANCE SHEET
	OCTOBER 1, 2000

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
ASSETS	(IN THOUSANDS)
Current Assets:
Cash and cash equivalents	$ 5,610	$ 774	$ -	$ -	$ 6,384
Accounts receivable	171,038	86,252	(37,494)	-	219,796
Inventories	134,987	59,652	-	-	194,639
Miscellaneous	15,092	26,082	6,304	-	47,478
Total current assets	326,727	172,760	(31,190)	-	468,297

Property and equipment less accumulated depreciation	163,914	72,758	16,658	-	253,330
Investment in subsidiaries	40,305	7,087	890,632	(938,024)	-
Other assets	1,670	5,812	45,468	-	52,950
Excess of cost over net assets acquired	175,856	86,077	3,523	-	265,456
	$ 708,472	$ 344,494	$ 925,091	$ (938,024)	$ 1,040,033
	==========	=========	=========	===========	==========

LIABILITIES AND COMMON
SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 550	$ -	$ -	$ -	$ 550
Accounts payable	47,164	34,947	15,278	-	97,389
Accrued expenses	46,616	23,891	50,880	-	121,387
Current maturities of long-term debt	23	968	-	-	991
Total current liabilities	94,353	59,806	66,158	-	220,317

Long-term debt, less current maturities	6,506	44,922	92,675	-	144,103
Senior notes and senior subordinated notes	-	-	275,000	-	275,000
Deferred income taxes/other	14,797	5,343	12,278	-	32,418
Minority interests	-	5,391	-	-	5,391
Total liabilities	115,656	115,462	446,111	-	677,229

Redeemable preferred stock	57,891	-	-	(57,891)	-
Common stock	94,145	102,199	5,808	(196,344)	5,808
Additional paid-in capital	191,411	12,525	217,946	(203,936)	217,946
Retained earnings	249,759	160,814	263,074	(439,257)	234,390
Foreign currency translation adjustment income	(390)	(46,506)	(7,848)	(22,850)	(77,594)
Treasury stock, 7,200,000 Class A shares, at cost	-	-	-	(17,746)	(17,746)
	$ 708,472	$ 344,494	$ 925,091	$ (938,024)	$ 1,040,033
	=========	==========	==========	===========	============

STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS
ENDED OCTOBER 1, 2000

			INTERFACE,	CONSOLIDATION
		NON-	INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)
Net cash provided by (used for ) operating activities	$ 19,043	$ (2,777)	$ 21,314	$ -	$ 37,580

Cash flows from investing activities:
Purchase of plant and equipment	(10,483)	(4,572)	-	-	(15,055)
Acquisitions, net of cash acquired	-	-	(31,000)	-	(31,000)
Other assets	(7,064)	(5,867)	17,150	-	4,219
Net cash provided by (used for) investing activities	(17,547)	(10,439)	(13,850)	-	(41,836)
Cash flows from financing activities:
Net borrowings (repayments)	(23)	7,961	11,975	-	19,913
Proceeds from issuance/repurchase of common stock	-	-	(4,483)	-	(4,483)
Cash dividends paid	-	-	(6,955)	-	(6,955)
Net cash provided by (used for) financing activities	(23)	7,961	537	-	8,475
Effect of exchange rate change on cash	-	(383)	-	-	(383)
Net increase (decrease) in cash	1,473	(5,638)	8,001	-	3,836
Cash at beginning of period	4,137	6,412	(8,001)	-	2,548
Cash at end of period	$ 5,610	$ 774	$ 0	$ -	$ 6,384
	========	========	=======	========	=========

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

               This report contains statements which may constitute "forward-looking statements" under applicable securities laws, including statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements are based. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement for Forward-Looking Statements included as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000 ("Exhibit 99.1"), and are hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

               The Company's revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics, and architectural products and other specialty products. During the nine month period ended October 1, 2000, the Company had revenues of $953.6 million and net income of $21.9 million, or $.43 per diluted share, before a non-recurring, pre-tax restructuring charge of $20.1 million ($.27 per diluted share after tax), compared to revenues of $917.6 million and net income of $17.2 million, or $.33 per diluted share, in the comparable period last year.

               In the first quarter of 2000, the Company recorded a pre-tax restructuring charge of $20.1 million. The charge reflects: (i) the consolidation of certain administrative, manufacturing, and back-office functions; (ii) the divestiture of certain non-strategic Re:Source Americas dealer operations; and (iii) the abandonment of manufacturing equipment utilized in the production of discontinued product lines. The foregoing resulted in an aggregate headcount reduction in the U.S. and Europe of approximately 175 people, and will result in an additional headcount reduction in the U.S., starting in November, of approximately 223 people. The restructuring charge is comprised of $9.4 million of cash expenditures for severance benefits and relocation costs and $11.7 million of non-cash charges, primarily for the write-down of impaired assets. The Company anticipates that the restructuring will be completed by year end. The restructuring is expected to yield annual cost savings of approximately $15 million; however, the amount of any actual cost savings could be affected by the factors discussed under the headings "Cyclical Nature of Industry" and "Risks of Foreign Operations," in particular, in Exhibit 99.1.

Results of Operations

               For the three-month and nine-month periods ended October 1, 2000, the Company's net sales increased $32.4 million (10.7%) and $36.0 million (3.9%) compared with the same periods in 1999. The third quarter increase was primarily attributable to increased sales volume in the Company's (i) U.S. carpet tile operations, which is up 20% from the comparable period in the prior year, (ii) U.S. Fabrics operations, as the industry recovers from the dampening effect of Y2K, and due to initial sales from the furniture fabrics business of the Chatham Manufacturing division of CMI Industries, Inc., which business was acquired in the second quarter, (iii) Southeast Asia operations, which continue to show improvement as the economies in that region recover, and (iv) architectural products division. The increase was offset somewhat by (i) a continued decline in sales of broadloom carpet in the United Kingdom, as Firth took steps to rebuild its sales force and reposition itself in that market by shifting its focus to corporate accounts and by reducing its emphasis on the hospitality and transportation market segments, (ii) the focus at Re:Source Americas on increasing profitability which resulted in declining certain jobs with lower margins, and (iii) the continued decline of the Euro and British pound sterling against the U.S. dollar.

               Cost of sales, as a percentage of net sales, increased to 69.8% for both the three-month and nine-month periods ended October 1, 2000, respectively, compared to 69.0% and 68.8% for the comparable periods in 1999. The increase was primarily attributable to (i) the failure to fully absorb overhead expenses in the Company's broadloom operations, (ii) the increase in the relative sales by the Company's architectural products division and Chatham operations, which historically have had lower gross profit margins than the Company's other product sales, and (iii) quality consistency problems in the Company's broadloom operations during the first half of 2000.

               Selling, general and administrative expenses, as a percentage of net sales, declined to 22.7% and 23.4% for the three and nine month periods ended October 1, 2000, respectively, compared to 24.9% and 24.8% in the same periods in 1999, primarily as a result of the Company's recent restructuring activities, as well as the consolidation of certain of its operations in Interface Americas through a "shared services" approach.

               For the three-month and nine-month periods ended October 1, 2000, interest expense increased $.5 million and $.8 million, respectively, compared to the same periods in 1999, due primarily to higher overall levels of bank debt resulting from the Chatham acquisition during the second quarter of 2000.

Liquidity and Capital Resources

              The Company's primary source of cash during the nine months ended October 1, 2000 was $19.9 million from long-term financing. The primary uses of cash during the nine month period ended October 1, 2000 were (i) $31.0 million for the acquisition of the furniture fabrics businesses of Chatham and Teknik, LTD, (ii) $15.1 million for additions to property and equipment in the Company's manufacturing facilities, and (iii) $4.5 million for the payment of dividends. Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future; however, those factors discussed under the headings "Cyclical Nature of the Industry," "Strong Competition," "Risks of Foreign Operations," "Reliance on Petroleum-Based Raw Materials," and "Reliance on Third Party for Supply of Fibers," in particular, in Exhibit 99.1 could affect the Company's free cash flow.

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

               At October 1, 2000, the Company had utilized interest rate swap agreements to effectively convert approximately $43.7 million of variable rate debt to fixed rate debt. The Company anticipates that for the balance of fiscal 2000 it will utilize swap agreements or other derivative financial instruments to convert comparable amounts of variable rate to fixed rate debt.

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

               To mitigate the short-term effect of changes in currency exchange rates on the Company's sales denominated in foreign currencies, the Company regularly hedges by entering into currency swap contracts to hedge certain firm sales commitments denominated in foreign currencies. In these currency swap agreements, the Company and a counterparty financial institution exchange equal initial principal amounts of two currencies at the spot exchange rate. Over the term of the swap contract, the Company and the counterparty exchange interest payments in their swapped currencies. At maturity, the principal amount is reswapped, at the contractual exchange rate. At October 1, 2000, the contracts served to hedge firmly committed sales in Dutch guilders and Japanese yen. The contracts generally have maturity dates of fifteen to twenty-four months.

              At October 1, 2000, the Company had approximately $10.5 million (notional amount) of foreign currency hedge contracts outstanding. The Company expects to hedge a comparable notional amount for the balance of fiscal 2000. The Company, as of October 1, 2000, recognized a $23.9 million increase in its foreign currency translation adjustment account compared to January 2, 2000 because of the weakening of certain currencies against the U.S. dollar and the transition to the euro as the local reporting currency in Europe.

               Sensitivity Analysis. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company's market sensitive instruments.

               To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at October 1, 2000. The market values that result from these computations are compared with the market values of these financial instruments at October 1, 2000. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

               As of October 1, 2000, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company's fixed rate long-term debt would be impacted by a net decrease of $15.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's fixed rate long-term debt of $25.9 million. At January 2, 2000, a 150 basis point movement would have resulted in the same approximate changes.

               As of October 1, 2000, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the Company's financial instruments of $1.3 million or an increase in the fair value of the Company's financial instruments of $1.1 million. At January 2, 2000, a 10% movement would have resulted in the same changes. As the impact of offsetting changes in the fair market value of the Company's net foreign investments is not included in the sensitivity model, these results are not indicative of the Company's actual exposure to foreign currency exchange risk.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

               Collins & Aikman Litigation. On October 28, 1998, Collins & Aikman Floorcoverings, Inc. ("CAF") -- in the wake of receiving "cease and desist" letters from the Company demanding that CAF cease manufacturing certain carpet products that the Company believes infringe upon certain of its copyrighted product designs -- filed a lawsuit against the Company asserting that certain of the Company's products, primarily its Caribbean™ design product line, infringed on certain of CAF's alleged copyrighted product designs. The lawsuit, which is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:98-CV-2069, sought injunctive relief and claimed unspecified monetary damages. The lawsuit also asserts other claims against the Company and certain other parties, including for alleged tortious interference by the Company with CAF's contractual relationship with the Roman Oakey, Inc. design firm, now known as David Oakey Designs, Inc.

               On September 28, 1998, the Company filed its answer denying all the claims asserted by CAF, and also asserting counterclaims against CAF for copyright infringement. The Company believes the claims asserted by CAF are unfounded and subject to meritorious defenses, and it is defending vigorously all the claims. Until recently (see below), discovery had been limited by Court order to matters relating to CAF's motion for preliminary injunction. Both the Company and CAF filed motions for partial summary judgment. A Court-ordered mediation in August, 1999 did not lead to a resolution of the disputes between the parties.

               On March 31, 2000, the Court granted partial summary judgment to the Company and David Oakey Designs on all but one of CAF's copyright claims, holding that David Oakey, not CAF, owned the designs that were the basis of those claims. On the remaining copyright claim, which involves the Company's very successful Caribbean product, the Court denied both the Company's and CAF's motions for partial summary judgment, and also denied, without a hearing, CAF's motion for preliminary injunction on this claim. The Court ordered the parties back into mediation and stayed all activity in the case pending its completion. Presently, the mediation is scheduled for December 11-12, 2000. If the case is not resolved, discovery will resume on the remaining claims in this case, including CAF's tort claims and the Company's and David Oakey's copyright infringement claims against CAF.

               The Company's insurers have denied coverage under the Company's insurance policies, which annually would otherwise provide up to $100 million of coverage. On June 8, 1999, the Company filed suit against the insurers to challenge that denial. That lawsuit is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:99-CV-1485. On January 20, 2000, the Company filed a motion for partial summary judgment to enforce the insurer's obligation to defend the Company against the claims by CAF. The insurer cross-moved for summary judgment on this issue. On August 15, 2000, the Court granted the Company's motion and denied the insurers' cross-motion, ordering the insurers to pay the Company's costs of defense in this action to date, and to pay these costs going forward. These motions did not address the insurers' obligation to indemnify the Company in the event of a finding of liability against the Company.

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

               Tate Litigation. On August 24, 2000, Tate Access Floors, Inc. ("Tate") filed suit against the Company's raised/access flooring subsidiary, Interface Architectural Resources, Inc. ("IAR"), alleging that a feature of IAR's popular Bevel Edge flooring panel infringes a patent held by Tate. On November 3, 2000, Tate filed a motion seeking a preliminary injunction to require IAR to cease manufacturing the Bevel Edge product pending resolution of the suit on the merits. The preliminary injunction hearing is scheduled for December 20, 2000. The Company believes that IAR's Bevel Edge product does not infringe the Tate patent and that IAR's defenses to this action are meritorious. The Company intends to defend this action vigorously.
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5.	OTHER INFORMATION

After quarter end, the Company announced that Daniel T. Hendrix, then Senior Vice President and Chief Financial Officer, will become President and Chief Executive Officer of the Company effective July 1, 2001. Ray C. Anderson, currently Chairman of the Board, President and CEO, will resign his executive positions of President and CEO effective June 30, 2001, and will continue as Chairman of the Board. Mr. Hendrix was named Executive Vice President for the interim period.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1

Restated Articles of Incorporation (included as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 5, 1998, previously filed with the Commission and incorporated herein by reference).

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

27.1	Financial Data Schedule (for SEC use only).

(b)	No reports on Form 8-K were filed during the quarter ended October 1, 2000.

SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 15, 2000	By: /s/ Daniel T. Hendrix
Daniel T. Hendrix
Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX
Exhibit
Number	Description of Exhibit
27.1	Financial Data Schedule.