Form 10-K
period 2000-12-31
INTERFACE INC
filed 2001-04-02
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

Commission File No: 0-12016

INTERFACE, INC.

(Exact Name of Registrant as specified in its Charter)

Georgia (State of incorporation)	58-1451243 (I.R.S. Employer Identification No.)

2859 Paces Ferry Road Suite 2000 Atlanta, Georgia (Address of principal executive offices)	30339 (zip code)

Registrant's telephone number, including area code:   (770) 437-6800

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:	Class A Common Stock, $0.10 Par Value Per Share (Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/     No /_/

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

           Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 26, 2001 (assuming conversion of Class B Common Stock into Class A Common Stock): $326,894,554 (46,699,222 shares valued at the last sales price of $7.00 on March 26, 2001). See Item 12.

           Number of shares outstanding of each of the registrant's classes of Common Stock, as of March 26, 2001:

Class	Number of Shares

Class A Common Stock, $0.10 par value per share	43,482,624

Class B Common Stock, $0.10 par value per share	7,185,701

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I and II.

           Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

General

           Interface, Inc. ("Interface" or the "Company ") is a global manufacturer, marketer, installer and servicer of products for the commercial and institutional interiors market. With a 40% market share, the Company is the worldwide leader in the modular carpet segment, which includes both carpet tile and two-meter roll goods. The Company's Bentley®, Prince Street® and Firth™ brands are leaders in the high quality, designer-oriented sector of the broadloom segment. The Company provides specialized carpet replacement, installation and maintenance services through its Re:Source Americas service network. The Company's Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share in excess of 60%, and the leading U.S. manufacturer of contract upholstery sold to office furniture manufacturers and contract jobbers, with a U.S. contract upholstery market share of nearly 35%. The Company's specialty products operations produce raised/access flooring systems, antimicrobial additives, adhesives and various other specialty chemical compounds and products. These complementary product offerings, together with an integrated marketing philosophy, enable Interface to take a "total interior solutions" approach to serving the diverse needs of its customers around the world.

           The Company markets products in over 100 countries around the world under such established brand names as Interface®, Heuga® Bentley and Prince Street in modular carpet; Bentley, Prince Street and Firth in broadloom carpets; Guilford of Maine®, Stevens Linen™, Toltec™, Intek®, Chatham®, Camborne™ and Glenside™ in interior fabrics and upholstery products; Intersept® in antimicrobials; and C-Tec®, Atlantic™ and Intercell® in raised/access flooring systems. The Company utilizes an internal marketing and sales force of over 1,100 experienced personnel (which includes one of the largest sales forces in the commercial floorcovering industry), stationed at over 100 locations in over 35 countries, to market the Company's products and services in person to its customers. The Company's principal geographic markets are the Americas (71% of 2000 net sales), Europe (24% of 2000 net sales), and Asia-Pacific (5% of 2000 net sales).

           For 2000, the Company had net sales and net income of $1.284 billion and $17.3 million, respectively. Net sales were composed of sales of floorcovering products and related services ($951.7 million), interior fabrics sales ($252.7 million) and raised/access flooring and other specialty product sales ($79.6 million), accounting for 74.1%, 19.7% and 6.2% of total net sales, respectively.

Company Strengths

           Management believes that the Company benefits from several significant competitive advantages, which will assist it in sustaining and enhancing its position as a market leader. The Company's principal strengths include:

           Strong Brand Names with Reputation for Quality and Reliability. The Company's products are known in the industry for their high quality and reliability. The Company's strong brand names in carpets, interior fabrics and raised/access flooring systems are leaders in the industry. In a 2000 survey of interior designers published in the Floor Focus industry publication, an Interface company ranked first in each of the five survey categories, carpet design, quality, value, service and performance, and ranked first and second in the category of "best overall business experience" for carpet companies. On the international front, Heuga is one of the preeminent brand names in carpet tiles for commercial and institutional use worldwide, and Firth Carpets has a reputation in Europe for manufacturing high-quality woven and tufted products. Guilford, Chatham and Camborne are leading brand names in their respective markets for interior fabrics.

           Strong Brand Names with Reputation for Quality and Reliability. The Company's products are known in the industry for their high quality and reliability. The Company's strong brand names in carpets, interior fabrics and raised/access flooring systems are leaders in the industry. In a 2000 survey of interior designers published in the Floor Focus industry publication, an Interface company ranked first in each of the five survey categories, carpet design, quality, value, service and performance, and ranked first and second in the category of "best overall business experience" for carpet companies. On the international front, Heuga is one of the preeminent brand names in carpet tiles for commercial and institutional use worldwide, and Firth Carpets has a reputation in Europe for manufacturing high-quality woven and tufted products. Guilford, Chatham and Camborne are leading brand names in their respective markets for interior fabrics.

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

           Dedicated Distribution and Service Capability Through Re:Source Provider Network. The Company's Re:Source Americas service network includes 18 owned and approximately 78 affiliated commercial floorcovering contractors in nearly 110 locations. The Company believes that the service, marketing and distribution capabilities added by Re:Source Americas have resulted in (i) enhanced customer satisfaction by assisting customers in the process of selecting, purchasing, installing, maintaining and recycling carpet products, (ii) improved pricing for the Company’s floorcovering products, and (iii) consolidated administrative functions and streamlined sales efforts by Company and contractor sales personnel. Re:Source Americas also provides a channel for delivery of a variety of additional services and products offered by the Company. See “Floorcovering Products/Services -- Services.”

           Strong Customer and Architectural and Design Community Relationships. The Company focuses its sales efforts at the design phase of commercial projects. Interface personnel cultivate relationships both with the owners and users of the facilities involved in the projects and with specifiers such as architects, engineers, interior designers and contracting firms who are directly involved in specifying products and often make or significantly influence purchasing decisions. The Company emphasizes its product design and styling capabilities and its ability to provide creative, high-value solutions to its customers' needs. Interface marketing and sales personnel are also available as a technical resource for the Company's customers, both with respect to product maintenance and service as well as design matters.

           Award-Winning and Innovative Product Design and Development Capabilities. The Company's product design and development capabilities give Interface a significant competitive advantage. Interface has an exclusive consulting contract with the leading design firm David Oakey Designs, Inc. ("Oakey Designs") to augment the Company's internal research, development and design staff. Since engaging Oakey Designs in 1994, the Company has introduced more than 123 new carpet designs in the U.S. and has enjoyed considerable success in winning U.S. carpet industry design awards bestowed by the International Interior Design Association (IIDA), particularly in the carpet tile division. Oakey Designs' services have been extended to the Company's international carpet operations, and the Company expects to introduce more new designs to its international customers in the near future. The Company also has a consulting contract with the design firm Suzanne Tick, Inc., affiliated with award-winning carpet manufacturer Tuva Looms, Inc. to steward and design the Company's Prince Street brand broadloom and modular carpets.

           Skilled Management Team and Committed Employees. An important component of the Company's competitive position is the continued strengthening of its management team and its commitment to developing and maintaining an enthusiastic and collaborative work force. The Company has a team of skilled and dedicated executives to guide the Company's continued growth and diversification. In addition, the Company has made substantial investments in training and educating its approximately 7,750 employees worldwide. In both 1998 and 1999, Fortune magazine rated Interface one of the top 100 employers in the U.S. on the strength of the Company's commitment to its employees. Fortune also has rated Interface one of the "10 Most Admired Companies" in its industry category.

Business Strategy and Principal Initiatives

           Interface's corporate strategy is to diversify and integrate, sustainably, worldwide. The Company seeks to diversify by developing internally or acquiring related product lines and businesses in the commercial interiors field and to integrate by identifying and developing synergies and operating efficiencies among the Company's products and global businesses. In implementing that strategy, the Company is pursuing the following principal strategic initiatives:

           Mass Customization. The Company has implemented aspects of its successful U.S. mass customization production initiative at its floorcovering operations in Europe and Asia-Pacific and at its interior fabrics operations. The principal components of mass customization include (i) developing a simplified but versatile yarn utilization system, (ii) investing in highly efficient, state-of-the-art tufting and custom sampling equipment, and (iii) utilizing innovative design and styling to create products. Through mass customization the Company is able to respond to customers' requirements for custom or highly styled products, by quickly and efficiently producing both custom samples and the ultimate products, and to more readily determine proven "winners" that can be manufactured for inventory for broader distribution and "quickship" programs.

           Global Marketing and Manufacturing Capabilities. The Company's objective is to use the complementary nature of its product lines to offer "total interior solutions" to its customers worldwide, meeting their diverse needs for products and services. The Company combines its global marketing and manufacturing capabilities to successfully target multinational companies and compete effectively in local markets worldwide. The Company has an 18-person global accounts team with responsibility for the Company’s largest multinational customers and prospects, and it has established a web-based communications network to better serve those multinational customers. The Company has also consolidated management responsibility for certain key operational areas, which has significantly increased global cooperation and coordination in product planning, production and marketing activities.

           Ecological Sustainability Programs. In 1995, the Company began a worldwide war-on-waste initiative referred to internally as "QUEST". Applying a zero-based definition of waste (broadly defined as any measurable cost that goes into manufacturing a product but does not result in identifiable value to the customer), the Company realized an aggregate of approximately $8 million in savings in 2000. Management's goal is to eliminate an additional $10 million of such waste in 2001. The war on waste represents a first step in the Company's broader EcoSense initiative, which is the Company's long-range program to achieve greater resource efficiency and, ultimately, ecological "sustainability" - that is, the point at which Interface is no longer a net "taker" from the earth - with the goal of becoming the first "restorative" Company. The Company believes that its pursuit of this goal provides a competitive advantage in marketing its products to an increasing number of customers.

           Selective Strategic Acquisitions. The Company has successfully expanded its business and product lines through strategic acquisitions. The Company expanded its carpet operations with the acquisitions of Heuga Holding B.V. (now Interface Europe B.V.) in 1988, Bentley Mills, Inc. in 1993, Prince Street Technologies, Ltd. in 1994 and Firth Carpets Ltd. in 1998. Its interior fabrics business has been expanded significantly with the acquisitions of certain assets of Stevens Linen Associates, Inc. in 1993, Toltec Fabrics, Inc. and the Intek division of Springs Industries, Inc. in 1995, Camborne Holdings, Ltd. in 1997, Glenside Fabrics Limited in 1998 and Teknit Limited and the furniture fabrics assets of the Chatham Manufacturing division of CMI Industries, Inc. in 2000. In addition, the Company's acquisitions of Renovisions, Inc. in 1996 and Facilities Resource Group, Inc. in 1997, and the formation of the Re:Source Americas services network through acquisitions in 1996-1999, have enabled the Company to expand rapidly into a variety of commercial interior services. The Company's 1998 acquisitions of the vinyl floorcoverings business of Scan-Lock A/S and the raised/access flooring business of Atlantic Access Flooring, Inc. have broadened the Company's lines of floorcovering products and raised/access flooring systems, respectively. While the Company is focused on reducing long-term debt as cash flow allows, it intends to continue to evaluate opportunities to acquire companies and product lines that complement existing product lines and further the Company's ability to provide total interior solutions for its customers.

Floorcovering Products/Services

Products

           The Company is the world's largest manufacturer and marketer of modular carpet, which includes carpet tile and two-meter roll goods, with a 40% worldwide market share. The Company also manufactures and sells broadloom carpet, which generally consists of tufted or woven carpet sold primarily in twelve-foot rolls, under the Bentley, Prince Street and Firth brands. The Company's broadloom operations focus on the high quality, designer-oriented sector of the U.S. and U.K. broadloom carpet markets. The Company also offers a vinyl hard flooring product in Europe under the brand Scan-Lock™.

           Modular Carpet. Marketed under the established leading global brands Interface and Heuga, and more recently under the Bentley and Prince Street brands, the Company's modular carpet system utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 square centimeters) or rectangles to produce a floorcovering which combines the appearance and texture of broadloom carpet with the advantages of a modular carpet system. The Company's Interface brand was rated number one among modular and broadloom brands for carpet design, quality, value and performance and was rated second only to the Company's own Bentley brand in service in the U.S., according to a 2000 survey of 250 interior designers published in the Floor Focus industry publication.

           The growing use of open plan interiors and modern office arrangements utilizing demountable, movable partitions and modular furniture systems has encouraged the use of carpet tile, as compared to other soft surface flooring products. The Company's GlasBac® technology employs a unique, fiberglass-reinforced polymeric composite backing that allows tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners. (The Company also makes carpet tiles with a GlasBacRe backing containing post- industrial and/or post-consumer recycled materials.) Carpet tile incorporating this type of reinforced backing may be easily removed and replaced, permitting rearrangement of office partitions and modular furniture systems without the inconvenience and expense associated with removing, replacing or repairing other soft surface flooring products, including broadloom carpeting. Because a relatively small portion of a carpet installation often receives the bulk of traffic and wear, the ability to rotate carpet tiles between high traffic and low traffic areas and to selectively replace worn tiles can significantly increase the average life and cost efficiency of the floorcovering. Carpet tile facilitates access to sub-floor telephone, electrical, computer and other wiring by lessening disruption of operations, and also eliminates the cumulative damage and unsightly appearance commonly associated with frequent cutting of conventional carpet as utility connections and disconnections are made. Modular carpet also partners well with the Company’s raised/access flooring which enables under-the-floor cable management and air delivery systems. The Company believes that, within the overall floorcovering market, the demand for modular carpet is increasing worldwide as more customers recognize these advantages.

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

           The Company produces and sells carpet tile specially adapted for the health care facilities market. The Company's carpet tile possesses characteristics - such as the use of the Intersept antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns - which make it suitable for use in such facilities in lieu of hard surface flooring.

           The Company also manufactures and sells two-meter roll goods which are structure-backed and offer many of the advantages of both carpet tile and broadloom carpet. These roll goods are often used in conjunction with carpet tiles to create special design effects. The Company's current principal customers for such products are in the education, health care and government sectors. The Company believes, however, that the demand for two-meter roll goods is increasing generally within the commercial and institutional interiors market and expects its U.S. sales of two-meter roll goods to track any such increase in demand in the future.

           Broadloom Carpet. The Company maintains a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and style and short production and delivery times with a marketing strategy aimed at interior designers, architects and other specifiers. Bentley Mills' designs emphasize the dramatic use of color, while unique, multi-dimensional textured carpets with a hand-tufted look are the hallmark of Prince Street's design-forward broadloom products. The Company has hired the design firm Suzanne Tick, Inc., affiliated with award-winning carpet manufacturer Tuva Looms, Inc. to further develop the Company's Prince Street brand broadloom carpets. The Prince Street and Bentley brands were rated among the top brands for carpet design in the U.S., according to a 2000 survey of interior designers published in the Floor Focus industry publication. In addition, Firth Carpets has a reputation for manufacturing high-quality woven and tufted products, mostly using woolen spun blends.

           Resilient Textile Flooring. In 1999, the Company beta-tested Solenium™ resilient textile flooring, a new category of product which combines the functional and aesthetic benefits of resilient flooring and carpet. Solenium is highly stain-resistant, has carpet-like softness, yet is as easy to maintain as vinyl flooring. Solenium is manufactured using one-third less material and energy than carpet and is designed to be completely recyclable. The Company believes Solenium fills an unmet need within health care, retail and education markets and plans to re- launch the product, targeting those markets, in 2001.

Services

           The Company provides commercial carpet installation services through the Re:Source service provider network. The network in the U.S. includes owned or affiliated commercial floorcovering contractors strategically located in approximately 110 locations covering most of the major metropolitan areas of the United States, and the Company offers these services through the largest single carpet distributor in Australia. The network: (i) allows the Company to monitor and enhance customer satisfaction throughout the product ownership cycle, resulting in fewer claims; (ii) reduces the Company's cost of selling by bolstering efforts of sales representatives at the mill level with local contractor-level support; (iii) improves pricing for the Company's products; and (iv) achieves efficiencies by augmenting administrative functions of contractors. The Company has worked to strengthen its alliances with contractors in Europe so that it may also offer turnkey services to its European carpet customers.

           The Re:Source Americas service network also provides carpet maintenance services using the Company's Re:Source Floor Care™ maintenance system. This system includes a custom-engineered maintenance methodology and a line of cleaning chemicals manufactured by Interface Americas Re:Source Technologies, Inc. In Europe, the Company has re-launched the European version of the maintenance program, pursuant to which the Company has licensed selected independent service contractors to provide carpet maintenance services.

           The Re:Source Americas service network also provides carpet replacement services using its Renovisions® process. This process utilizes patented lifting equipment and specialty tools to lift office equipment and modular workstations in place, permitting the economical replacement of existing carpet with virtually no disruption of the customer's business. Other proprietary products facilitate the movement of file cabinets, office furniture, and even complete workstations, avoiding the inefficiency and disruption associated with unloading and dismantling such items.

           Finally, the Re:Source Americas service network provides a channel for delivery of a variety of additional services and products offered by the Company, including furniture moving and installation, furniture refurbishment, project management, carpet reclamation and recycling through the Company's Re:Entry™ reclamation system, adhesives manufactured by Re:Source Technologies, specialty products manufactured by Pandel, Inc. and raised/access flooring systems manufactured by Interface Architectural Resources, Inc. The Company has worked diligently over the past two years to increase the operating efficiencies of this network and believes that it is now positioned to leverage its contractor infrastructure to competitive advantage.

Marketing and Sales

           The Company traditionally has focused its carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on specifiers, such as architects, engineers, interior designers and contracting firms who often make or significantly influence purchasing decisions. The Company emphasizes sales to the commercial office sector, both new construction and renovation, as well as to health care facilities, governmental institutions and public facilities, including libraries, museums, convention and hospitality centers, airports, schools and hotels. The Company's marketing efforts are enhanced by the well-known brand names of its carpet products, including Interface and Heuga brands in modular carpet and Bentley, Prince Street and Firth in broadloom carpet. The Company's exclusive consulting agreement with premier design firm Oakey Designs has enabled the Company to introduce more than 123 new carpet designs in the U.S. alone since 1994. Under the stewardship of Oakey Designs, the Company has recently introduced rectangular modular carpet under the Prince Street brand and traditionally-sized carpet tile under the Bentley brand to further expand its modular carpet offerings.

           An important part of the Company's marketing and sales efforts involves the preparation of custom-made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles to meet the customer's particular needs. The Company's mass customization initiative simplified the Company's carpet manufacturing operations, which significantly improved its ability to respond quickly and efficiently to requests for samples. The turnaround time for the Company to produce made-to-order carpet samples to customer specifications has been reduced from an average of 30 days to approximately 3 days, and the average number of carpet samples produced per month has increased by 10 fold since the mid 1990s. This sample production ability has significantly enhanced the Company's marketing and sales efforts and has increased the Company's volume of higher margin custom or made-to-order sales.

           The Company primarily uses its internal marketing and sales force to market its carpet products, and it also relies on contractors in its Re:Source Americas service network to bolster its sales efforts. In order to implement its global marketing efforts, the Company has product showrooms or design studios in the United States, England, France, Germany, Spain, Norway, the Netherlands, Australia, Japan and Singapore. The Company expects to open such offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

Manufacturing

           The Company manufactures carpet in two locations in the United States and at facilities in the Netherlands, the United Kingdom, Canada, Australia and Thailand. The Company also produces Solenium resilient textile flooring in the United States and the United Kingdom and manufactures vinyl flooring in the United Kingdom.

           Historically, the Company has operated two U.S. broadloom manufacturing facilities to produce its Bentley and Prince Street broadloom brands. These facilities, which were located in City of Industry, California and Cartersville, Georgia, have operated at less than full capacity. In the first quarter of 2000, the Company decided to integrate these two facilities in order to reduce excess capacity and increase capacity utilization. As a result, the manufacturing operations for the Company's Prince Street brand were moved and integrated into the Company's California facility in 2000.

           Having foreign manufacturing operations enables the Company to supply its customers with carpet from the location offering the most advantageous delivery times, exchange rates, duties and tariffs, and freight expense and enhances the Company's ability to develop a strong local presence in foreign markets, . The Company believes that the ability to offer consistent products and services on a worldwide basis at attractive prices is an important competitive advantage in servicing multinational customers seeking global supply relationships. The Company will consider additional locations for manufacturing operations in other parts of the world as necessary to meet the demands of customers in international markets.

           The environmental management systems of the Company's floorcovering manufacturing facilities in Northern Ireland, West Yorkshire, England (Don E. Russell Plant), Australia, the Netherlands and Canada are certified under ISO 14001.

           The Company currently obtains a significant percentage of its requirements for synthetic fiber (the principal raw material used in the Company's carpet products) from E. I. DuPont de Nemours and Company ("DuPont"). The Company believes that its arrangements with DuPont permit the Company to obtain favorable terms. However, the Company currently purchases fiber from other long-term suppliers, and there are adequate alternative sources of supply from which the Company could fulfill its synthetic fiber requirements if its arrangements with DuPont should change. Other raw materials used by the Company are also readily available from a number of sources.

           In the mid 1990's, the Company implemented a manufacturing plan in which it standardized its worldwide manufacturing procedures. In connection with the implementation of this plan, the Company adopted global standards for its tufting equipment, yarn systems and product styling and changed its standard carpet tile size from 18 square inches to 50 square centimeters. The Company believes that changing its standard carpet tile size has allowed it to reduce operational waste and fossil fuel energy consumption and to offer consistent product sizing for its global customers.

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

Competition

           The commercial floorcovering industry is highly competitive. The Company competes, on a global basis, in the sale of its floorcovering products with other carpet manufacturers and manufacturers of vinyl and other types of floorcoverings. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. Management believes that the Company is the largest manufacturer of modular carpet in the world, possessing a global market share that is perhaps twice that of its nearest competitor. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and certain of these competitors have financial resources in excess of the Company's. In addition, some of the competing carpet manufacturers have the ability to extrude at least some of their requirements for fiber used in carpet products.

           The Company believes the principal competitive factors in its primary floorcovering markets are quality, design, service, broad product lines, product performance, marketing strategy and pricing. In the commercial office market, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. The quality, service, design, better and longer average product performance, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of the Company's modular carpet are its principal competitive advantages, which are offset in part by its higher initial cost when compared to comparable grades of broadloom carpet. The acquisitions of Bentley Mills, Prince Street and Firth Carpets, with their broadloom carpet product lines, have enhanced the Company's competitive position by enabling the Company to offer one-stop shopping to commercial carpet customers and, thus, to capture some sales that would have gone to competitors. In addition, the Company believes that its global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. In the health care facilities market, the Company's products compete primarily with resilient tile. The Company believes that Solenium, its resilient textile flooring product, and the incorporation of the Intersept antimicrobial chemical agent into the backing of its modular carpet enhance its ability to compete successfully in the health care market. Finally, the Company believes that the formation of the Re:Source service provider network, and the resulting improvement in customer service, have further enhanced the Company's competitive position.

Interior Fabrics

Products

           The Company, through its Fabrics Group, designs, manufactures and markets specialty fabrics for open plan office furniture systems and commercial interiors. The Company's Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share in excess of 60%. Sales of panel fabrics to OEMs of movable office furniture systems constituted approximately 43% of the Fabrics Group's total North American fabrics sales in fiscal 2000. With the acquisition of the furniture fabrics assets of the Chatham Manufacturing division of CMI Industries, Inc. in May 2000, the Company is also the leading U.S. manufacturer of contract upholstery sold to office furniture manufacturers and contract jobbers, with a U.S. market share of nearly 35%. In addition, the Company manufactures other interior fabrics products, including wall covering fabrics, fabrics used for vertical blinds in office interiors and fabrics used for cubicle curtains in health care facilities.

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

           The Company, in recent years, has diversified and expanded significantly both its product offerings and markets for interior fabrics. The Company's 1993 acquisition of the Stevens Linen lines added decorative, upscale upholstery fabrics and specialty textile products to the Fabrics Group's traditional product offerings. The Company's June 1995 acquisition of Toltec Fabrics, Inc., a manufacturer and marketer of fabric for the contract and home furnishings upholstery markets, enhanced the Company's presence in the contract jobber market. Its December 1995 acquisition of the Intek division of Springs Industries, Inc., a manufacturer experienced in the production of lighter-weight panel fabrics, has strengthened the Fabrics Group's capabilities in that market. The Company's Chatham acquisition in May 2000 established the Company's dominance as the manufacturer of upholstery for the contract furniture manufacturer and contract jobber markets. The July 2000 acquisition of Teknit Limited, with operations in both the U.K. and Michigan, added three-dimensional knitted upholstery fabrics to the Company’s product portfolio, including the fabric often used on the arms of Herman Miller, Inc.‘s renowned Aeron chair. All of these developments have reinforced the Fabrics Group’s dominant position with OEMs of movable office furniture systems.

           Internationally, the June 1997 acquisition of Camborne Holdings, Ltd., the United Kingdom's leading textile manufacturer for the office and contract furnishings markets, has enhanced the Company's access to the European and Asia-Pacific markets. The Camborne acquisition also added wool upholstery fabrics specifically designed for the European market to the Fabrics Group's product offering. In 1998, the Company acquired Glenside Fabrics Limited, a United Kingdom based manufacturer of upholstery fabrics for the contract furnishings and leisure markets. The Glenside acquisition further enhances the Fabrics Group's European presence. The Company has now consolidated its Glenside and Camborne manufacturing operations to achieve greater operating efficiencies.

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

           The Company markets a line of fabrics manufactured from recycled, recyclable or compostable materials under the Terratex® brand. The Terratex line includes both new products and traditional product offerings and includes products made from 100% post-consumer recycled polyester, 100% post-industrial recycled polyester and100% post-consumer recycled wool. The first fabric to bear the Terratex label was Guilford of Maine's FR-701® line of panel fabrics, and in 2000, the Company introduced its first seating fabrics carrying the Terratex label. These products have been well-received, and the Company plans to expand its offerings under this label.

           The Company's Interface TekSolutionsSM operations provide the service of the lamination of fabrics onto substrates for pre-formed panels. The Company believes that significant market opportunities exist for the provision of this and other ancillary textile sequencing and processing services to OEM's and intends to position itself to participate in these opportunities.

           The Company anticipates that future growth opportunities will arise from the growing market for retrofitting services, where fabrics are used to re-cover existing panels. In addition, the increased importance being placed on the aesthetic design of office space should lead to a significant increase in upholstery fabric sales. Management also believes that additional growth opportunities exist in international sales, domestic health care markets and contract wallcoverings.

Marketing and Sales

           The Company's principal interior fabrics customers are OEMs of movable office furniture systems, and the Fabrics Group sells to essentially all of the major office furniture manufacturers. The Fabrics Group also sells to contract jobbers and to manufacturers and distributors of wallcoverings, vertical blinds, cubicle curtains, acoustical wallboards, ceiling tiles and residential furniture. The Guilford of Maine, Stevens Linen, Toltec, Intek, Chatham, Camborne and Glenside brand names are well-known in the industry and enhance the Company's fabric marketing efforts.

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

The Company's interior fabrics sales offices and showrooms are located in New York, New York, Grand Rapids, Michigan, Los Angeles, Chicago, High Point, North Carolina and the United Kingdom. The Fabrics Group

also has marketing and distribution facilities in Canada and Hong Kong, and sales representatives in Japan, Hong Kong, Singapore, Malaysia, Korea and South Africa. The Company has sought increasingly, over the past several years, to expand its export business and international operations in the fabrics segment, both to accommodate the demand of principal OEM customers that are expanding their businesses overseas, and to facilitate additional coordinated marketing opportunities to multinational customers of the Company’s carpet business as part of the Company’s “total interior solutions” approach.

Manufacturing

           The Company's fabrics manufacturing facilities are located in Maine, Massachusetts, Michigan, North Carolina and West Yorkshire, England. The production of synthetic and wool blended fabrics is a relatively complex, multi-step process. Raw fiber and yarn are placed in pressurized vats in which dyes are forced into the fiber. Particular attention is devoted to this dyeing process, which requires a high degree of expertise in order to achieve color consistency. All raw materials used by the Company are readily available from a number of sources. The Fabrics Group also now uses 100% recycled fiber manufactured from PET soda bottles in some of its manufacturing processes.

           In response to a shift in the Fabrics Group's traditional panel fabric market towards lighter-weight, less expensive products, the Company implemented a major capital investment program in the mid 1990s which included the construction of a new facility and the acquisition of equipment to enhance the efficiency and breadth of the Fabrics Group's yarn manufacturing processes. The program improved the Fabrics Group's cost effectiveness in producing such lighter-weight fabrics, reduced manufacturing cycle time and enabled the Fabrics Group to reinforce its product leadership position with its OEM customers. The acquisition of Intek provided the Company with immediate and significant capabilities in the efficient production of lighter-weight, less expensive panel fabrics, and the acquisition of Camborne provided a European-based manufacturing facility and much needed expertise in the production of wool fabrics. The Company believes that it has been successful in designing fabrics that have simplified the manufacturing process, thereby reducing complexity while improving efficiency and quality, and continues to strive to design such products. See "Business Strategy and Principal Initiatives", above.

           The environmental management system of the Fabrics Group's largest facility, located in Guilford, Maine, has been granted ISO 14001 certification. The Company's East Douglas, Maine and West Yorkshire, England fabrics manufacturing facilities are also certified under ISO 14001.

           The Company offers textile processing services through the Fabrics Group's Interface TekSolutions operations in Grand Rapids, Michigan. Such services include the lamination of fabrics onto substrates for pre-formed office furniture system panels, facilitating easier and more cost effective assembly of the system components by the Fabrics Group's OEM customers.

Competition

           The Company competes in the interior fabrics market on the basis of product design, quality, reliability, price and service. By historically concentrating on the open plan office furniture systems segment, the Fabrics Group has been able to specialize its manufacturing capabilities, product offerings and service functions, resulting in a leading market position. Through principally Interface Fabrics Group, Inc. (formerly Guilford of Maine, Inc. and Interface Interior Fabrics, Inc.) and Intek, Inc., the Company is the largest U.S. manufacturer of panel fabric for use in open plan office furniture systems.

           With the May 2000 acquisition of the Chatham furniture fabrics assets, the Company became the largest U.S. manufacturer of contract upholstery fabrics for office furniture manufacturers and contract jobbers. The Company believes it has a U.S. contract upholstery market share nearly double that of its closest competitor.

           Through its other strategic acquisitions, the Company has been successfully diversifying its product offerings for the commercial interiors market to include a variety of other fabrics, including three-dimensional knitted upholstery products, cubicle curtains, wallcoverings, ceiling fabrics and window treatments. The competition in these segments of the market is highly fragmented and includes both large, diversified textile companies, several of which have greater financial resources than the Company, as well as smaller, non-integrated specialty manufacturers. However, the Company's capabilities and strong brand names in these segments should enable it to continue to compete successfully.

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

           The Company manufactures and markets raised/access flooring systems, which facilitate under-the-floor cable management and air delivery, through Interface Architectural Resources, Inc. The Company's initial product offering in this sector, marketed under the Intercell brand, is a low-profile (total height of less than three inches) cable management flooring system particularly well suited for use in the renovation of existing buildings. In 1995, the Company acquired the rights to the Interstitial Systems™ access flooring product, a patented, multiple plenum system that serves to separate pressurized, climate-controlled air flow from the electrical and telecommunications cables included within the same access flooring system. In February 1996, the Company acquired C-Tec, Inc., the second largest manufacturer of raised/access flooring systems in the United States. Interface Architectural Resources markets the successful C-Tec line of products (Tec-Cor™ and Tec-Crete®), which combines the tensile strength of steel and the compressive strength of concrete to create a durable, uniform and sound-absorbent panel which is available in a variety of surfaces. In July 1998, the Company acquired Atlantic Access Flooring, Inc., a manufacturer of steel panel raised/access flooring systems. With the acquisition of Atlantic, the Company believes that it now offers the broadest line of raised/access flooring systems in the industry.

           The Company has seen sales of its access flooring products more than double in three years. The Company believes that the growing use of open plan interiors and modern office arrangements utilizing demountable, movable partitions and modular furniture systems has encouraged the use of access flooring, as well as carpet tile, since access flooring, and carpet tile, can accommodate the flexible, under-the-floor cable management and air delivery systems compatible with movable open plan offices. The Company expects this trend in open office spaces and the proliferation of networks in the workplace, dictating efficient cable management and delivery systems, to fuel continued growth in the access flooring market.

           The Company manufactures a line of adhesives for carpet installation, as well as a line of carpet cleaning and maintenance chemicals, which it markets as part of its Re:Source Floor Care maintenance system. One of the Company's leading chemical products, in terms of applicability for the commercial and institutional interiors market, is its proprietary antimicrobial chemical compound, sold under the registered trademark Intersept®. The Company uses Intersept in many of its carpet products and has licensed Intersept to other companies for use in a number of products that are noncompetitive with the Company's products, such as paint, vinyl wallcoverings, ceiling tiles and air filters. In addition, the Company produces and markets Protekt2®, a proprietary soil and stain retardant treatment, and Fatigue Fighter®, an impact-absorbing modular flooring system typically used where people stand for extended periods.

Product Design, Research and Development

           The Company maintains an active research, development and design staff of over 100 persons and also draws on the research and development efforts of its suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials.

           Interface Research Corporation ("IRC") provides technical support and advanced materials research and development for the entire family of Interface companies. IRC developed NexStep® backing, a material based on moisture-impervious polycarbite precoating technology combined with a chlorine-free urethane foam secondary backing, and a post-consumer recycled, polyvinyl chloride ("PVC") extruded sheet process that has been incorporated into the Company's modular carpet line. The Company's Deja Vu™ product uses the PVC extruded sheet and exemplifies the Company's commitment to "closing-the-loop" in recycling. With a goal of supporting sustainable product designs in both floorcoverings and interior fabrics applications, IRC is a frontrunner in evaluating for use in the Company's products 100% renewable polymers based on corn-derived polylactic acid.

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

           Innovation and increased customization in product design and styling are the principal focus of the Company's product development efforts. The Company's carpet design and development team is recognized as the industry leader in carpet design and product engineering for the commercial and institutional markets. In cooperation with David Oakey (pursuant to the Company's exclusive consulting contract with Oakey Designs), the Company has introduced over 123 new carpet designs during the last seven years and has enjoyed considerable success in winning U.S. carpet industry awards.

           Mr. Oakey also contributed to the Company's implementation of the product development concept - "simple inputs, pretty outputs" - resulting in the ability to efficiently produce many products from a single yarn system. The Company's mass customization production approach evolved, in major part, from this concept. In addition to increasing the number and variety of product designs (which enables the Company to increase high margin custom sales), the mass customization approach increases inventory turns and reduces inventory levels (for both raw materials and standard products) and their related costs because of the Company's more rapid and flexible production capabilities.

           Oakey Designs' services have been extended from a primary focus on domestic carpet tile to the Company's international carpet tile operations and its domestic and international broadloom companies. In addition, the Company has retained the design services of Suzanne Tick, Inc., affiliated with Tuva Looms, Inc., a manufacturer of high-end, design-forward woven carpets, to assist the Company with developing broadloom designs for the Prince Street brand. The Company expects increased levels of innovation in product design and development from its broadloom and international tile divisions in the future.

Environmental Initiatives

           In the latter part of 1994, the Company commenced a new industrial ecology initiative called EcoSense, inspired in major part by the interest of important customers concerned about the environmental implications of how they and their suppliers do business. EcoSense is directed towards the elimination of energy and raw materials waste in the Company's businesses, and, on a broader and more long-term scale, the practical reclamation - and ultimate restoration - of shared environmental resources. The initiative involves a commitment by the Company (i) to learn to meet its raw material and energy needs through recycling of carpet and other petrochemical products and harnessing benign energy sources and (ii) to pursue the creation of new processes to help sustain the earth's non-renewable natural resources. EcoSense includes the Company's QUEST waste reduction initiative, pursuant to which the Company realized an aggregate of $8 million in savings in 2000. See "Business Strategy and Principal Initiatives - Ecological Sustainability Programs".

           The Company has engaged some of the world's leading authorities on global ecology as environmental consultants. The current list of consultants includes: Paul Hawken, author of The Ecology of Commerce: A Declaration of Sustainability and The Next Economy, and co-author with Amory Lovins and Hunter Lovins of Natural Capitalism: Creating the Next Industrial Revolution; Mr. Lovins, energy consultant, co-founder of the Rocky Mountain Institute; Ms. Lovins, President and Executive Director of the Rocky Mountain Institute; John Picard, President of E2, American environmental consultant; Jonathan Porritt, director of Forum for the Future; Bill Browning, director of the Rocky Mountain Institute's Green Development Services; Dr. Karl-Henrik Robert, founder of The Natural Step; Janine M. Benyus, author of Biomimicry; and Walter Stahel, Swiss businessman and seminal thinker on environmentally responsible commerce.

           Another initiative of the Company over the past several years has been the development of the Envirosense Consortium, an organization of companies concerned with addressing workplace environmental issues, particularly poor indoor air quality. The Envirosense Consortium's member organizations include interior products manufacturers (at least one of which is a licensee of the Company's Intersept antimicrobial agent) and design professionals.

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

Environmental Matters

           The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on the Company's financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of the Company's floorcovering manufacturing facilities in Northern Ireland, West Yorkshire, England (Don E. Russell Plant), Australia, the Netherlands and Canada are certified under ISO 14001. The environmental management system of the Fabrics Group's facilities in Guilford, Maine, East Douglas, Maine and West Yorkshire, England are also certified under ISO 14001.

Backlog

          The Company's backlog of unshipped orders was approximately $226.4 million at February 25, 2001, compared to approximately $158.3 million at February 27, 2000. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at February 25, 2001 is expected to be shipped during the succeeding six to nine months.

Patents and Trademarks

           The Company owns numerous patents in the United States and abroad on floorcovering and raised flooring products, on manufacturing processes and on the use of its Intersept antimicrobial chemical agent in various products. The duration of United States patents is between 14 and 20 years from the date of filing of a patent application or issuance of the patent; the duration of patents issued in other countries varies from country to country. The Company considers its know-how and technology more important to its current business than patents, and, accordingly, believes that expiration of existing patents or nonissuance of patents under pending applications would not have a material adverse effect on its operations. However, the Company maintains an active patent and trade secret program in order to protect its proprietary technology, know-how and trade secrets.

           The Company also owns numerous trademarks in the United States and abroad. In addition to the United States, the primary countries in which the Company has registered its trademarks are the United Kingdom, Germany, Italy, France, Canada, Australia, Japan, and various countries in Central and South America. Some of the more prominent registered trademarks of the Company include: Interface, Heuga, Intersept, GlasBac, Re:Source®, Guilford, Guilford of Maine, Bentley, Prince Street, Intercell, Chatham, Camborne, Glenside, Terratex and FR-701. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

Financial Information by Operating Segments

           The Notes to the Company's Consolidated Financial Statements sets forth information concerning the Company's sales, income and assets by operating segments. See Item 8.

Employees

           At December 31, 2000, the Company employed a total of approximately 7,750 employees worldwide. Of such employees, approximately 2,200 are clerical, sales, supervisory and management personnel and the balance are manufacturing personnel.

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

Securities Litigation Reform Act

           This Form 10-K contains statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed in the Safe Harbor Compliance Statement for Forward-Looking Statements included as Exhibit 99.1 to this Form 10-K, which discussion is hereby incorporated by reference, including but not limited to the discussion of specific risks and uncertainties under the headings "Strong Competition: The Company competes with a large number of other manufacturers in the highly competitive commercial floorcovering products market, and certain of these competitors have financial resources in excess of the Company's," "Cyclical Nature of Industry: Sales of the Company's principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings," "Reliance on Key Personnel: The Company's continued success depends to a significant extent upon the efforts, abilities and continued service of its senior management executives and its design consultants," "Risks of Foreign Operations: The Company's substantial international operations are subject to various political, economic and other uncertainties, such as foreign currency exchange restrictions," "Control of Election of a Majority of Board: The Company's Chairman, President and Chief Executive Officer, together with other insiders, currently has sufficient voting power to elect a majority of the Board of Directors of the Company," "Reliance on Petroleum-Based Raw Materials: Large increases in the cost of petroleum-based raw materials, which the Company is unable to pass through to its customers, could adversely affect the Company," "Reliance on Third Party for Supply of Fiber: Unanticipated termination or interruption of the Company's arrangement with its primary third-party supplier of synthetic fiber could have a material adverse effect on the Company," "Restrictions Due to Substantial Indebtedness: The Company's indebtedness, which is substantial in relation to its shareholders' equity, requires the Company to dedicate a substantial portion of its cash flow from operations to service debt and governs certain other activities of the Company" and "Anti-Takeover Effects of Shareholder Rights Plan: The Company's Rights Agreement, which is triggered if a third party acquires (without the consent of the Company) beneficial ownership of 15% or more of the Common Stock of the Company, could discourage tender offers or other transactions that would result in shareholders receiving a premium over the market price for the Common Stock." The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Executive Officers of the Registrant

           The executive officers of the Company, their ages as of March 15, 2001 and their principal positions with the Company are as follows. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Ray C. Anderson	66	Chairman of the Board, President and Chief Executive Officer
Daniel T. Hendrix	46	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Michael D. Bertolucci	60	Senior Vice President
Brian L. DeMoura	55	Senior Vice President
John R. Wells	39	Senior Vice President
Raymond S. Willoch	42	Senior Vice President, General Counsel and Secretary
Robert A. Coombs	42	Vice President

           Mr. Anderson founded the Company in 1973 and has served as the Company's Chairman and Chief Executive Officer since its founding. Mr. Anderson was also re-named President of the Company in August 1999 upon the departure of the Company's former President and Chief Operating Officer. Mr. Anderson has announced his intention to become non-executive Chairman of the Company effective July 1, 2001, and the Board of Directors of the Company has announced its intention to appoint Mr. Hendrix as President and CEO at that time. Mr. Anderson was appointed by President Clinton to the President's Council on Sustainable Development in 1996 and served as Co-Chair until the Council's dissolution in June 1999. He currently serves on the Boards of numerous nonprofit organizations.

           Mr. Hendrix joined the Company in 1983 after having worked previously for a national accounting firm. He was promoted to Treasurer of the Company in 1984, Chief Financial Officer in 1985, Vice President - Finance in 1986, Senior Vice President in October 1995 and Executive Vice President in October 2000. The Company has announced that Mr. Hendrix will become President and Chief Executive Officer of the Company effective July 1, 2001.

           Dr. Bertolucci joined the Company in April 1996 as President of Interface Research Corporation and Senior Vice President of the Company. Dr. Bertolucci also serves as Chairman of the Envirosense Consortium, which was founded by Interface and focuses on addressing workplace environmental issues. From October 1989 until joining the Company, he was Vice President of Technology for Highland Industries, an industrial fabric company located in Greensboro, North Carolina.

           Mr. DeMoura joined the Company in March 1994 as President and Chief Executive Officer of Guilford of Maine, Inc. (now Interface Fabrics Group, Inc.) and Senior Vice President of the Company. He is responsible for the Fabrics Group, which includes the following brands: Guilford of Maine, Stevens Linen, Toltec, Intek, Chatham, Camborne and Glenside.

          Mr. Wells joined the Company in February 1994 as Vice President - Sales of Interface Flooring Systems, Inc. ("IFS", the Company's principal U.S. modular carpet subsidiary) and was promoted to Senior Vice President - Sales & Marketing of IFS in October 1994. He was promoted to Vice President of the Company and President and Chief Executive Officer of IFS in July 1995. In March 1998, Mr. Wells was also named President and CEO of both Prince Street Technologies, Ltd. and Bentley Mills, Inc., making him President and CEO of all three of the Company's U.S. carpet mills. In November 1999, Mr. Wells was named Senior Vice President of the Company and President and CEO of Interface Americas Holdings, Inc. (formerly Interface Americas Inc.), thereby assuming responsibility for all of the Company's operations in the Americas, except for the Fabrics Group.

           Mr. Willoch, who previously practiced with an Atlanta law firm, joined the Company in June 1990 as Corporate Counsel. He was promoted to Assistant Secretary in 1991, Assistant Vice President in 1993, Vice President in January 1996, and Secretary and General Counsel in August 1996. In February 1998, Mr. Willoch was promoted to Senior Vice President.

           Mr. Coombs originally worked for the Company from 1988 to 1993 as a marketing manager for the Company's Heuga carpet tile operations in the U.K. and later for the Company's European operations. In 1996, Mr. Coombs returned to the Company as Managing Director of the Company's Australian operations. He was promoted in 1998 to Vice President Sales and Marketing, Asia Pacific, with responsibility for Australian operations and sales and marketing in Asia, which was followed by a promotion to Senior Vice President, Asia Pacific. He was promoted to Senior Vice President, European Sales, in May 1999 and Senior Vice President, Sales and Marketing, in April 2000. In February 2001, upon the announcement of the retirement of John Walker, he was promoted to succeed Mr. Walker as President and CEO of Interface Overseas Holdings, Inc. with responsibility for all of the Company's floorcoverings operations in both Europe and the Asia-Pacific region and was promoted to Vice President of the Company.

ITEM 2.    PROPERTIES

Properties

           The Company maintains its corporate headquarters in Atlanta, Georgia in approximately 25,000 square feet of leased space. The following table lists the Company's principal manufacturing facilities and other material physical locations, all of which are owned by the Company except as otherwise noted:

Location	Segment(s)	Floor Space (Sq.Ft.)

Bangkok, Thailand(1)	Floorcoverings Products/Service (Modular)	66,072
Craigavon, N. Ireland	Floorcoverings Products/Service (Modular)	125,060
LaGrange, Georgia	Floorcoverings Products/Service (Modular)	326,666
Ontario (Belleville), Canada	Floorcoverings Products/Service (Modular)	77,000
Picton, Australia	Floorcoverings Products/Service (Modular)	89,560
Scherpenzeel, the Netherlands	Floorcoverings Products/Service (Modular); Specialty Products (Access Flooring)	292,142
Shelf, England	Floorcoverings Products/Service (Modular, Vinyl Flooring)	223,342
West Point, Georgia	Floorcoverings Products/Service (Modular)	161,000
Cartersville, Georgia	Floorcoverings Products/Service (Service)	210,000
Cartersville, Georgia	Floorcoverings Products/Service (Broadloom)	45,000
City of Industry, California(2)	Floorcoverings Products/Service (Broadloom)	539,641
West Yorkshire, England	Floorcoverings Products/Service (Broadloom)	674,666
Aberdeen, North Carolina	Interior Fabrics	88,000
Boonville, North Carolina	Interior Fabrics	131,102
Dudley, Massachusetts	Interior Fabrics	321,000
East Douglas, Massachusetts	Interior Fabrics	301,772
Elkin, North Carolina	Interior Fabrics	1,684,487
Grand Rapids, Michigan(2)	Interior Fabrics	118, 828
Guilford, Maine	Interior Fabrics	396,690
Guilford, Maine	Interior Fabrics	96,200
Lancashire, England(2)	Interior Fabrics	54,000
Newport, Maine	Interior Fabrics	208,932
West Yorkshire, England	Interior Fabrics	177,000
Cartersville, Georgia(2)	Specialty Products (Specialty Mats)	124,500
Grand Rapids, Michigan(2)	Specialty Products(Access Flooring)	120,000
Baltimore, Maryland(2)	Specialty Products(Access Flooring)	39,000
Rockmart, Georgia	Specialty Products (Intersept, Adhesives)	37,500

______________________________________
(1)	Owned by a joint venture in which the Company has a 70% interest.
(2)	Leased.

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

ITEM 3.    LEGAL PROCEEDINGS

           Collins & Aikman Litigation. On July 23, 1998, Collins & Aikman Floorcoverings, Inc. ("CAF") -- in the wake of receiving "cease and desist" letters from Interface demanding that CAF cease manufacturing certain carpet products that Interface believes infringe upon certain of its copyrighted product designs -- filed a lawsuit against Interface asserting that certain of the Company's products, primarily its Caribbean™ design product line, infringed on certain of CAF's alleged copyrighted product designs. The lawsuit, which is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:98-CV-2069, sought injunctive relief and claimed unspecified monetary damages. The lawsuit also asserts other claims against the Company and certain other parties, including for alleged tortious interference by the Company with CAF's contractual relationship with the Roman Oakey, Inc. design firm, now known as David Oakey Designs, Inc.

           On September 28, 1998, the Company filed its answer denying all the claims asserted by CAF, and also asserting counterclaims against CAF for copyright infringement. The Company believes the claims asserted by CAF are unfounded and subject to meritorious defenses, and it is defending vigorously all the claims. Until recently (see below), discovery had been limited by Court order to matters relating to CAF’s motion for preliminary injunction. Both the Company and CAF filed motions for partial summary judgment. A Court-ordered mediation in August, 1999 did not lead to a resolution of the disputes between the parties.

           On March 31, 2000, the Court granted partial summary judgment to the Company and David Oakey Designs on all but one of CAF's copyright claims, holding that David Oakey, not CAF, owned the designs that were the basis of those claims. On the remaining copyright claim, which involves the Company's very successful Caribbean product (and some derivatives), the Court denied both the Company's and CAF's motions for partial summary judgment, and also denied, without a hearing, CAF's motion for preliminary injunction on this claim. The Court ordered the parties back into mediation and stayed all activity in the case pending its completion. Mediation is now scheduled for May 24-25, 2001. If the case is not resolved, discovery will resume on the remaining claims in this case, including CAF's tort claims and the Company's and David Oakey's copyright infringement claims against CAF.

           The Company's insurers denied coverage under the Company's insurance policies, which annually would otherwise provide up to $100 million of coverage. On June 8, 1999, the Company filed suit against the insurers to challenge that denial. That lawsuit is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:99-CV-1485. On January 20, 2000, the Company filed a motion for partial summary judgment to enforce the insurer's obligation to defend the Company against the claims by CAF. The insurer cross-moved for summary judgment on this issue. On August 15, 2000, the Court granted the Company's motion and denied the insurers' cross-motion, ordering the insurers to pay the Company's costs of defense in this action to date, and to pay these costs going forward. The insurers have begun complying with this order. These motions did not address the insurers' obligation to indemnify the Company in the event of a finding of liability against the Company.

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

           Tate Litigation. On August 24, 2000, Tate Access Floors, Inc. ("Tate") filed suit against the Company's raised/access flooring subsidiary, Interface Architectural Resources, Inc. ("IAR"), alleging that a feature of IAR's popular Bevel Edge flooring panel infringes a patent held by Tate. On November 3, 2000, Tate filed a motion seeking a preliminary injunction to require IAR to cease manufacturing the Bevel Edge product pending resolution of the suit on the merits. On March 9, 2001, the court entered a preliminary injunction which permits IAR to continue producing and selling its current trimless flooring panel product, but which limits its ability to resume producing the previously abandoned Bevel Edge product configuration. The Company believes that IAR's Bevel Edge product does not infringe the Tate patent, that the Tate patent should be held invalid due to prior existing art, and that IAR's defenses to this action are meritorious. The Company intends to defend this action vigorously.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

           The Company's Class A Common Stock is traded on the over-the-counter market under the symbol IFSIA and is quoted on The Nasdaq Stock Market. The Company's Class B Common Stock is not publicly traded and is convertible into Class A Common Stock on a one-for-one basis. The information concerning the market prices for the Company's Class A Common Stock and dividends on the Company's Common Stock included in the Notes to the Company's Consolidated Financial Statements (the "Notes") in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference. As of March 19, 2001, the Company had 373 holders of record of its Class A Common Stock and 55 holders of record of its Class B Common Stock. Management believes that there are in excess of 5,000 beneficial holders of the Class A Common Stock.

           During fiscal 2000, the Company issued an aggregate of 32,691 shares of its Common Stock that were not registered under the Securities Act of 1933 ("Securities Act"). The shares, in combination with cash, were issued as consideration to two individuals in the acquisition of Southern Contract Systems, Inc. The market price on the date of issuance was $4.125 per share. The issuance of the foregoing shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 6.     SELECTED FINANCIAL DATA

           Selected Financial Information included in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information contained under the caption "Quantitative and Qualitative Disclosures About Market Risk" included in the MD&A section of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements and the Report of Independent Certified Public Accountants included in the Company's 2000 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information contained under the caption "Nomination and Election of Directors" in the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 2000 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

           The information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 2000 fiscal year, is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

           The information contained under the caption "Executive Compensation and Related Items" in the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 2000 fiscal year, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information contained under the caption "Principal Shareholders and Management Stock Ownership" in the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 2000 fiscal year, is incorporated herein by reference.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's 2000 fiscal year, is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

           The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants contained in the Company's 2000 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Report:

Consolidated Statements of Income and Comprehensive Income (Loss) — years ended December 31, 2000, January 2, 2000 and January 3, 1999

Consolidated Balance Sheets — December 31, 2000 and January 2, 2000
Consolidated Statements of Cash Flows — years ended December 31, 2000, January 2, 2000 and January 3, 1999
Notes to Consolidated Financial Statements
Report of Independent Certified Public Accountants

2.	Financial Statement schedule

           The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are included as part of this Report (see page 23):

Report of Independent Certified Public Accountants Schedule II -- Valuation and Qualifying Accounts and Reserves

3.	Exhibits

           The following exhibits are included as part of this Report:

Exhibit Number	Description of Exhibit
3.1

Restated Articles of Incorporation (included as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 5, 1998 (the “1998 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference).

3.2

Bylaws, as amended (included as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 1990, previously filed with the Commission and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of Common Stock of the Company.
4.2

Rights Agreement between the Company and Wachovia Bank, N.A., dated as of March 4, 1998, with an effective date of March 16, 1998 (included as Exhibit 10.1A to the Company’s registration statement on Form 8-A/A dated March 12, 1998, previously filed with the Commission and incorporated herein by reference).

4.3

Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2005, dated as of November 15, 1995, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank of Georgia, as Trustee (the “Indenture”) (included as Exhibit 4.1 to the Company’s registration statement on Form S-4, File No. 33-65201, previously filed with the Commission and incorporated herein by reference); and Supplement No. 1 to Indenture, dated as of December 27, 1996 (included as Exhibit 4.2(b) to the Company’s annual report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).

4.4

Form of Indenture governing the Company’s 7.3% Senior Notes due 2008, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as Trustee (included as Exhibit 4.1 to the Company’s registration statement on Form S-3/A, File No. 333-46611, previously filed with the Commission and incorporated herein by reference).

10.1

Salary Continuation Plan, dated May 7, 1982 (included as Exhibit 10.20 to the Company’s registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

10.2

Form of Salary Continuation Agreement (included as Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended April 5, 1998, previously filed with the Commission and incorporated herein by reference); and Form of Amendment to Salary Continuation Agreement (included as Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended January 3, 1999 (the “1998 10-K”), previously filed with the Commission and incorporated herein by reference).*

10.3

Interface, Inc. Omnibus Stock Incentive Plan (included as Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).*

10.4

Interface, Inc. Nonqualified Savings Plan (included as Exhibit 4 to the Company's registration statement on Form S-8, file no. 333-38677, previously filed with the Commission and incorporated herein by reference).*

10.5

Third Amended and Restated Credit Agreement, dated as of June 30, 1998, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, SunTrust Bank, Atlanta and Bank One (f/k/a/ The First National Bank of Chicago) (included as Exhibit 10.1 to the 1998 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).

10.6

Employment Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 1997 (the “1997 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 5, 1998 (the “1998 First Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended January 1, 2000 (the “1999 10-K”), previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto dated May 7, 1999 (included as Exhibit 10.6 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.7	Change in Control Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.2 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.2 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto dated May 7, 1999 (included as Exhibit 10.7 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.8	Employment Agreement of Brian L. DeMoura dated April 1, 1997 (included as Exhibit 10.5 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.5 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K ).*
10.9	Change in Control Agreement of Brian L. DeMoura dated April 1, 1997 (included as Exhibit 10.6 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.6 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.10	Employment Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.7 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.7 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.11	Change in Control Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.8 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.8 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.12	Employment Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.11 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.11 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.13	Change in Control Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.12 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.12 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.14	Employment Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.23 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.23 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.15	Change in Control Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.24 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.24 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.16	Employment Agreement of Michael D. Bertolucci dated April 1, 1997 (included as Exhibit 10.25 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.25 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.17	Change in Control Agreement of Michael D. Bertolucci dated April 1, 1997 (included as Exhibit 10.26 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.26 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.18	Form of Second Amendment to Employment Agreement, dated January 14, 1999 (amending Exhibits 10.6, 10.8, 10.10, 10.12, 10.16 and 10.18 to the 1999 10-K and included as Exhibit 10.20 to such report, previously filed with the Commission and incorporated herein by reference).*
10.19	Form of Second Amendment to Change in Control Agreement, dated January 14, 1999 (amending Exhibits 10.7, 10.9, 10.11, 10.13, 10.17 and 10.19 to the 1999 10-K and included as Exhibit 10.21 to such report, previously filed with the Commission and incorporated herein by reference).*
10.20	Split Dollar Agreement, dated May 29, 1998, between the Company, Ray C. Anderson and Mary Anne Anderson Lanier, as Trustee of the Ray C. Anderson Family Trust (included as Exhibit 10.32 to the 1998 10-K, previously filed with the Commission and incorporated herein by reference).*
10.21	Split Dollar Insurance Agreement, dated effective as of February 21, 1997, between the Company and Daniel T. Hendrix (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 4, 1998, previously filed with the Commission and incorporated herein by reference).*
10.22	Receivables Transfer Agreement, dated as of December 19, 2000, among Bentley Mills, Inc., Chatham Marketing Co., Guilford of Maine Marketing Co., Intek Marketing Co., Interface Architectural Resources, Inc., Interface Flooring Systems, Inc., Pandel, Inc., Prince Street Technologies, Ltd., Toltec Fabrics, Inc. and Interface, Inc.
10.23	First Amendment and Limited Waiver to Receivables Transfer Agreement, dated as of December 31, 2000, among Bentley Mills, Inc., Chatham Marketing Co., Guilford of Maine Marketing Co., Intek Marketing Co., Interface Architectural Resources, Inc., Interface Flooring Systems, Inc., Pandel, Inc., Prince Street Technologies, Ltd., Toltec Fabrics, Inc., Interface Americas, Inc. and Interface, Inc.
10.24	Second Amendment and Limited Waiver to Receivables Transfer Agreement, dated as of December 20, 2000, among Bentley Mills, Inc., Chatham Marketing Co., Guilford of Maine Marketing Co., Intek Marketing Co., Interface Architectural Resources, Inc., Interface Flooring Systems, Inc., Pandel, Inc., Prince Street Technologies, Ltd., Toltec Fabrics, Inc. and Interface, Inc.
10.25	Third Amendment and Limited Waiver to Receivables Transfer Agreement, dated as of December 31, 2000, among Bentley Mills, Inc., Chatham Marketing Co., Guilford of Maine Marketing Co., Intek Marketing Co.,

Interface Architectural Resources, Inc., Interface Flooring Systems, Inc., Pandel, Inc., Prince Street Technologies, Ltd., Toltec Fabrics, Inc., Interface Americas, Inc. and Interface, Inc.
10.26	Receivables Sale Agreement, dated as of December 19, 2000, between Interface, Inc. and Interface Securitization Corporation.
10.27	Limited Waiver to Receivables Sale Agreement, dated as of December 31, 2000, between Interface, Inc. and Interface Securitization Corporation.
10.28	Second Limited Waiver to Receivables Sale Agreement, dated as of December 20, 2000, between Interface, Inc. and Interface Securitization Corporation.
10.29	Third Limited Waiver to Receivables Sale Agreement, dated as of December 31, 2000, between Interface, Inc. and Interface Securitization Corporation.
10.30	Receivables Purchase Agreement, dated as of December 19, 2000, among Interface Securitization Corporation, Interface, Inc., Jupiter Securitization Corporation and Bank One, NA.
10.31	First Amendment and Limited Waiver to Receivables Purchase Agreement, dated as of December 31, 2000, among Interface Securitization Corporation, Interface, Inc., Jupiter Securitization Corporation and Bank One, NA.
10.32	Second Limited Waiver to Receivables Purchase Agreement, dated as of December 20, 2000, among Interface Securitization Corporation, Interface, Inc., Jupiter Securitization Corporation and Bank One, NA.
10.33	Third Limited Waiver to Receivables Purchase Agreement, dated as of December 31, 2000, among Interface Securitization Corporation, Interface, Inc., Jupiter Securitization Corporation and Bank One, NA.
10.34	First Amendment to Interface, Inc. Omnibus Stock Incentive Plan.* (Approved by Board of Directors, subject to shareholder approval.)
13	Certain information contained in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2000, which is expressly incorporated into this Report by direct reference thereto.
23	Subsidiaries of the Company.
21	Consent of BDO Seidman, LLP.
99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.

__________

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.

(b)           Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Interface, Inc.
Atlanta, Georgia

        The audits referred to in our Report dated February 20, 2001 relating to the Consolidated Financial Statements of Interface, Inc. and subsidiaries, incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 2000, included the audit of Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Financial Statement Schedule.

        In our opinion, such Schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Atlanta, Georgia
February 20, 2001

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E

	Balance, at beginning of year	Charged to costs and expenses (a)(b)	Charged to other accounts	Deductions (describe)(c)	Balance, at end of year
(in thousands)
Allowance for Doubtful Accounts:
Year Ended:

December 31, 2000	$8,797	$5,909	$ --	$6,045	$8,651
January 2, 2000	$7,790	$4,565	$ --	$3,558	$8,797
January 3, 1999	$7,351	$3,882	$ --	$3,443	$7,790

(a)	Includes changes in foreign currency exchange rates.
(b)	Includes $583 at acquisition date for Firth, Joseph Hamilton & Seaton and certain of the companies in the Re:Source Americas network during 1998.
(c)	Write off of bad debt.

Column A	Column B	Column C		Column D	Column E

	Balance, at beginning of year	Charged to costs and expenses (a)(b)	Charged to other accounts	Deductions (describe)(c)	Balance, at end of year
(in thousands)
Restructuring Reserve
Year ended:

December 31, 2000	$ 466	$12,690	$ --	$12,543	$ 613
January 2, 2000	$6,036	$ 1,803	$ --	$ 7,373	$ 466
January 3, 1999	$ --	$13,017	$ --	$ 6,981	$6,036

(d)	Cash payments of $11,532 in 2000; cash payments of $6,701 and reversal of over-accrual of $672 in 1999; cash payments of $6,981 in 1998.

        (All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are either not applicable or the required information is shown in the Company’s Consolidated Financial Statements or the Notes thereto.)

SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERFACE, INC.
By: /s/ Ray C. Anderson
Ray C. Anderson
Chairman of the Board, President and
Chief Executive Officer

Date: March 30, 2001

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
Signature	Capacity	Date

/s/ Ray C. Anderson Ray C. Anderson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2001
/s/ Daniel T. Hendrix Daniel T. Hendrix	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 30, 2001
/s/ Dianne Dillon-Ridgley Dianne Dillon-Ridgley	Director	March 30, 2001
/s/ Carl I. Gable Carl I. Gable	Director	March 30, 2001
/s/ June M. Henton June M. Henton	Director	March 30, 2001
/s/ Christopher G. Kennedy Christopher G. Kennedy	Director	March 30, 2001
/s/ J. Smith Lanier, II J. Smith Lanier, II	Director	March 30, 2001
/s/ James B. Miller, Jr. James B. Miller, Jr.	Director	March 30, 2001
/s/ Thomas R. Oliver Thomas R. Oliver	Director	March 30, 2001
/s/ Leonard G. Saulter Leonard G. Saulter	Director	March 30, 2001
/s/ Clarinus C.Th. van Andel Clarinus C.Th. van Andel	Director	March 30, 2001

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.22

Receivables Transfer Agreement, dated as of December 19, 2000, among Bentley Mills, Inc., Chatham Marketing Co., Guilford of Maine Marketing Co., Intek Marketing Co., Interface Architectural Resources, Inc., Interface Flooring Systems, Inc., Pandel, Inc., Prince Street Technologies, Ltd., Toltec Fabrics, Inc., and Interface, Inc.

10.23

First Amendment and Limited Waiver to Receivables Transfer Agreement, dated as of December 31, 2000, among Bentley Mills, Inc., Chatham Marketing Co., Guilford of Maine Marketing Co., Intek Marketing Co., Interface Architectural Resources, Inc., Interface Flooring Systems, Inc., Pandel, Inc., Prince Street Technologies, Ltd., Toltec Fabrics, Inc., Interface Americas, Inc. and Interface, Inc.

10.24

Second Amendment and Limited Waiver to Receivables Transfer Agreement, dated as of December 20, 2000, among Bentley Mills, Inc., Chatham Marketing Co., Guilford of Maine Marketing Co., Intek Marketing Co., Interface Architectural Resources, Inc., Interface Flooring Systems, Inc., Pandel, Inc., Prince Street Technologies, Ltd., Toltec Fabrics, Inc. and Interface, Inc.

10.25

Third Amendment and Limited Waiver to Receivables Transfer Agreement, dated as of December 31, 2000, among Bentley Mills, Inc., Chatham Marketing Co., Guilford of Maine Marketing Co., Intek Marketing Co., Interface Architectural Resources, Inc., Interface Flooring Systems, Inc., Pandel, Inc., Prince Street Technologies, Ltd., Toltec Fabrics, Inc., Interface Americas, Inc. and Interface, Inc.

10.26	Receivables Sale Agreement, dated as of December 19, 2000, between Interface, Inc. and Interface Securitization Corporation.
10.27	Limited Waiver to Receivables Sale Agreement, dated as of December 31, 2000, between Interface, Inc. and Interface Securitization Corporation.
10.28	Second Limited Waiver to Receivables Sale Agreement, dated as of December 20, 2000, between Interface, Inc. and Interface Securitization Corporation.
10.29	Third Limited Waiver to Receivables Sale Agreement, dated as of December 31, 2000, between Interface, Inc. and Interface Securitization Corporation.
10.30	Receivables Purchase Agreement, dated as of December 19, 2000, among Interface Securitization Corporation, Interface, Inc., Jupiter Securitization Corporation and Bank One, NA.
10.31

First Amendment and Limited Waiver to Receivables Purchase Agreement, dated as of December 31, 2000, among Interface Securitization Corporation, Interface, Inc., Jupiter Securitization Corporation and Bank One, NA.

10.32

Second Limited Waiver to Receivables Purchase Agreement, dated as of December 20, 2000, among Interface Securitization Corporation, Interface, Inc., Jupiter Securitization Corporation and Bank One, NA.

10.33	Third Limited Waiver to Receivables Purchase Agreement, dated as of December 31, 2000, among Interface Securitization Corporation, Interface, Inc., Jupiter Securitization Corporation and Bank One, NA.
10.34	First Amendment to Interface, Inc. Omnibus Stock Incentive Plan. (Approved by Board of Directors, subject to shareholder approval.)
13	Certain information contained in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2000, which is expressly incorporated into this Report by direct reference thereto.
21	Subsidiaries of the Company.
23	Consent of BDO Seidman, LLP.
99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.