Form 10-Q
period 2001-04-01
INTERFACE INC
filed 2001-05-16
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 1, 2001

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

Shares outstanding of each of the registrant's classes of common stock at May 8, 2001:

                    Class                                      Number of Shares
                    -----                                      ----------------
Class A Common Stock, $.10 par value per share                    43,824,876
Class B Common Stock, $.10 par value per share                     7,088,503

                                INTERFACE, INC.

                                     INDEX


                                                                                                          PAGE
                                                                                                          ----

PART I.        FINANCIAL INFORMATION

               Item 1.    Financial Statements                                                               3

                          Consolidated Condensed Balance Sheets -                                            3
                          April 1, 2001 and December 31, 2000

                          Consolidated Condensed Statements of Operations - Three Months Ended               4
                          April 1, 2001 and April 2, 2000

                          Consolidated Condensed Statements of Comprehensive Income (Loss) - Three           4
                          Months Ended April 1, 2001 and April 2, 2000

                          Consolidated Condensed Statements of Cash Flows - Three Months                     5
                          Ended April 1, 2001 and April 2, 2000

                          Notes to Consolidated Condensed Financial Statements                               6

               Item 2.    Management's Discussion and Analysis of Financial Condition                       13
                          and Results of Operations

               Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        14

PART II.       OTHER INFORMATION

               Item 1.    Legal Proceedings                                                                 15

               Item 2.    Changes in Securities and Use of Proceeds                                         16

               Item 3.    Defaults Upon Senior Securities                                                   16

               Item 4.    Submission of Matters to a Vote of Security Holders                               16

               Item 5.    Other Information                                                                 16

               Item 6.    Exhibits and Reports on Form 8-K                                                  17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTERFACE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           APRIL 1,              DECEMBER 31,
                                                                             2001                   2000
                                                                         -----------             -----------
                                                                         (Unaudited)
ASSETS
------

CURRENT ASSETS:
  Cash and Cash Equivalents                                              $     1,283             $     7,861
  Accounts Receivable                                                        201,682                 204,886
  Inventories                                                                207,280                 198,063
  Prepaid Expenses                                                            31,188                  22,765
  Deferred Income Taxes                                                       13,005                  13,533
                                                                         -----------             -----------
    TOTAL CURRENT ASSETS                                                     454,438                 447,108

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                                   256,532                 258,245
EXCESS OF COST OVER NET ASSETS ACQUIRED                                      258,874                 264,656
OTHER ASSETS                                                                  68,116                  64,840
                                                                         -----------             -----------
                                                                         $ 1,037,960             $ 1,034,849
                                                                         -----------             -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                                                       $    89,329             $    97,874
  Accrued Expenses                                                           102,386                 107,467
  Current Maturities of Long-Term Debt                                           359                     808
                                                                         -----------             -----------
    TOTAL CURRENT LIABILITIES                                                192,074                 206,149

LONG-TERM DEBT, less current maturities                                      177,456                 146,550
SENIOR NOTES                                                                 150,000                 150,000
SENIOR SUBORDINATED NOTES                                                    125,000                 125,000
DEFERRED INCOME TAXES and OTHER                                               23,920                  29,551
                                                                         -----------             -----------
    TOTAL LIABILITIES                                                        668,450                 657,250

Minority Interest                                                              4,109                   5,164
Common Stock                                                                   5,815                   5,831
Additional Paid-In Capital                                                   217,364                 218,261
Retained Earnings                                                            243,543                 241,400
Accumulated Other Comprehensive Income - Foreign Currency
     Translation                                                             (83,575)                (72,952)
Treasury Stock, 7,200 and 7,493 shares, respectively, at cost                (17,746)                (20,105)
                                                                         -----------             -----------
                                                                         $ 1,037,960             $ 1,034,849
                                                                         -----------             -----------

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                    THREE MONTHS ENDED
                                                            ---------------------------------
                                                            APRIL 1,                 APRIL 2,
                                                              2001                    2000
                                                            --------                ---------
NET SALES                                                   $306,511                $ 293,218
Cost of Sales                                                217,593                  204,552
                                                            --------                ---------
GROSS PROFIT ON SALES                                         88,918                   88,666
Selling, General and Administrative Expenses                  71,813                   70,443
Restructuring Charge                                              --                   20,095
                                                            --------                ---------
OPERATING INCOME (LOSS)                                       17,105                   (1,872)
Interest Expense                                               9,564                    9,284
Other Expense (Income) - Net                                     273                      745
                                                            --------                ---------
INCOME BEFORE TAXES ON INCOME                                  7,268                  (11,901)
Income Tax Expense                                             2,838                   (3,097)
                                                            --------                ---------
NET INCOME (LOSS)                                           $  4,430                $  (8,804)
                                                            ========                =========
Basic Earnings Per Share                                    $   0.09                $   (0.17)
                                                            ========                =========
DILUTED EARNINGS PER SHARE                                  $   0.09                $   (0.17)
                                                            ========                =========
Average Shares Outstanding -- Basic                           49,972                   51,826
                                                            ========                =========
Average Shares Outstanding -- Diluted                         50,945                   51,826
                                                            ========                =========

See accompanying notes to consolidated condensed financial statements.


                        INTERFACE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                    THREE MONTHS ENDED
                                                            ---------------------------------
                                                            APRIL 1,                 APRIL 2,
                                                              2001                    2000
                                                            --------                ---------
Net Income (Loss)                                            $  4,430               $ (8,804)
Other Comprehensive Income, Foreign
   Currency Translation Adjustment                            (10,623)                (5,225)
                                                             --------               --------
Comprehensive Income (Loss)                                  $ (6,193)              $(14,029)
                                                             =========              ========

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                            THREE MONTHS ENDED
                                                                     ---------------------------------
                                                                      APRIL 1,                APRIL 2,
                                                                       2001                     2000
                                                                     --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                $(23,004)                $ (1,934)
                                                                     --------                 --------
INVESTING ACTIVITIES:
  Capital expenditures                                                (10,771)                  (5,548)
  Other                                                                (1,394)                   1,894
                                                                     --------                 --------
                                                                      (12,165)                  (3,654)
                                                                     --------                 --------
FINANCING ACTIVITIES:
  Net borrowing of long-term debt                                      32,737                   10,376
  Issuance/Repurchase of common stock                                  (1,407)                    (643)
  Dividends paid                                                       (2,291)                  (2,332)
                                                                     --------                 --------
                                                                       29,039                    7,401
                                                                     --------                 --------
  Net cash provided by (used in) operating, investing
   and financing activities                                            (6,130)                   1,813
  Effect of exchange rate changes on cash                                (448)                    (175)
                                                                     --------                 --------
CASH AND CASH EQUIVALENTS:
  Net change during the period                                         (6,578)                   1,638
  Balance at beginning of period                                        7,861                    2,548
                                                                     --------                 --------
  Balance at end of period                                           $  1,283                 $  4,186
                                                                     ========                 ========

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FOOTNOTES

         As contemplated by the Securities and Exchange Commission (the "Commission") instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to the Company's year-end financial statements contained in its Annual Report to Shareholders for the fiscal year ended December 31, 2000, as filed with the Commission.

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

NOTE 2 - INVENTORIES

         Inventories are summarized as follows:


                                                      (In thousands)
                                            April 1,                  December 31,
                                              2001                       2000
                                            --------                  ------------
Finished Goods                              $111,987                    $101,411
Work in Process                               39,719                      40,939
Raw Materials                                 55,574                      55,713
                                            --------                    --------

                                            $207,280                    $198,063
                                            ========                    ========

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

         During the second quarter of 2000, the Company acquired the furniture fabric assets of the Chatham Manufacturing division of CMI Industries, Inc. for a purchase price of approximately $25 million in cash and assumption of certain liabilities of approximately $13.8 million. The transaction was accounted for as a purchase and, accordingly, the results of operations have been included within the consolidated financial statements as of the acquisition date.

NOTE 4 - RESTRUCTURING CHARGE

         During 2000, the Company recorded a pre-tax restructuring charge of $21.0 million. The charge reflects: (i) the integration of the U.S. broadloom operations; (ii) the consolidation of certain administrative and back-office functions; (iii) the divestiture of certain non-strategic Re:Source Americas operations; and (iv) the abandonment of manufacturing equipment utilized in the production of discontinued product lines.

         Specific elements of the restructuring activities, the related costs and current status of the plan are discussed below.

U.S.
         Historically, the Company has operated two manufacturing facilities to produce its Bentley and Prince Street brands of broadloom carpet. These facilities, which were located in Cartersville, Georgia, and City of Industry, California, have recently been operating at less than full capacity. In the first quarter of 2000, the Company decided to integrate these two facilities to reduce excess capacity. As a result, the facility in Cartersville, Georgia, was closed and the manufacturing operations were relocated and integrated into the facility in City of Industry, California. A charge of $4.1 million was recorded, representing the cost of consolidating these facilities and the reduction of carrying value of the related property and equipment, inventories and other related assets. Additionally, the company recorded approximately $4.6 million of termination benefits associated with the facility closure.

         Between 1996 and 1999 the Company created a distribution channel through the acquisition of twenty-nine service companies located throughout the U.S. Since that time two of these businesses have failed to achieve satisfactory operating income levels. During 2000, the Company elected to divest of these under-performing operations. As a result, a charge of approximately $7.6 million was recorded, representing the reduction of carrying value of the related property and equipment, impairment of intangible assets and other costs to close or dispose of these operations.

         Europe

         Economic developments in Europe necessitated an organizational realignment. During fiscal year 2000, the European operations were reorganized in order to adapt to these changes. As a result, certain manufacturing, selling and administrative positions were eliminated. The Company recorded approximately $3.7 million of termination benefits related to this reorganization.

         A summary of the restructuring activities which were planned as of April 2, 2000 is presented below:


(In Thousands)                                                   U.S.                  Europe           Grand Total
--------------------------------------------------------------------------------------------------------------------
Termination Benefits                                           $ 4,637                $ 3,732            $ 8,369
Impairment of Property, Plant & Equipment                        1,750                     --              1,750
Facilities Consolidation                                         2,358                     --              2,358
Divestiture of Operations, including Impairment
    of Intangible Assets                                         7,618                     --              7,618
                                                               -------                -------             -------

                                                               $16,363                $ 3,732            $20,095
                                                               =======                =======            =======

         The restructuring charge was comprised of $11.9 million of cash expenditures for severance benefits and other costs and $8.2 million of non-cash charges, primarily for the write-down of impaired assets.

         The termination benefits of $8.4 million, primarily related to severance costs, resulted from an aggregate reduction of 425 employees through December 31, 2000. There will not be any further terminations as a result of the restructuring. The charge for termination benefits and other costs to exit activities incurred during 2000 was reflected as a separately stated charge against operating income. During the fourth quarter of 2000 the Company recorded an additional charge of $.95 million related to the terminations. During the first quarter of 2001, the Company completed the plan and the accrued liability was zero at April 1, 2001.

NOTE 5 - STOCK REPURCHASE PROGRAM

         During 1998, the Company adopted a share repurchase program, pursuant to which it was authorized to repurchase up to 2,000,000 shares of Class A Common Stock in the open market through May 19, 2000 (since extended to May 19,
2002). This amount was increased to 4,000,000 during 2000. During the first three months of 2001, the Company repurchased 245,300 shares of Class A Common Stock under this program, at prices ranging from $6.02 to $9.44 per share. This is compared to the repurchase of 1,177,313 shares of Class A Common Stock at prices ranging from $3.41 to $8.94 during 2000. Total shares purchased under this program are 3,040,113 at prices ranging from $3.41 to $16.78. All treasury stock is accounted for using the cost method.

NOTE 6 - EARNINGS PER SHARE AND DIVIDENDS

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 49,972,000 shares and 51,826,000 shares outstanding for the three-month period ended April 1, 2001 and April 2, 2000, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 50,945,000 shares and 51,826,000 shares outstanding for the three month period ended April 1, 2001 and April 2, 2000, respectively.

         The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:


                                          (In Thousands Except Per Share Amounts)

                                                         Average
For the Three-Month                                      Shares                 Earnings
Period Ended                      Net Income             Outstanding            Per Share
-----------------------------------------------------------------------------------------
April 1, 2001                      $ 4,430                 49,972               $ 0.09
Effect of Dilution:
   Options                              --                    973
                                 --------------------------------------------------------
Diluted                            $ 4,430                 50,945               $ 0.09
                                 ========================================================
-----------------------------------------------------------------------------------------

April 2, 2000                      $(8,804)                51,826               $(0.17)
Effect of Dilution:
   Options                              --                     --
                                 --------------------------------------------------------


Diluted                            $(8,804)                51,826               $(0.17)
                                 ========================================================
-----------------------------------------------------------------------------------------

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

         The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies as contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of interest expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures
Summary information by segment follows:


                                       Floorcovering           Interior      Other (Includes
(in thousands)                         Products/Services       Fabrics       Architectural Products)       Total
--------------------------------------------------------------------------------------------------------------------
Three Months Ended
April 1, 2001
Net sales                                $ 230,237             $ 58,991            $ 17,283             $  306,511
Depreciation and amortization                7,817                2,988                 295                 11,100
Operating income                            11,638                3,843                (129)                15,352
Total assets                               785,224              233,466              42,207              1,060,897
--------------------------------------------------------------------------------------------------------------------

Three Months Ended
April 2, 2000
Net sales                                $ 230,570             $ 51,378            $ 11,270             $  293,218
Depreciation and amortization                6,812                2,261                 294                  9,367
Operating income                            (4,415)               5,225                (208)                   602
Total assets                               789,442              218,577              49,069              1,057,088
--------------------------------------------------------------------------------------------------------------------

A reconciliation of the Company's total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:


                                                                         Three Months Ended
(in thousands)                                                  ---------------------------------------
                                                                April 1, 2001             April 2, 2000

DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization                     $    11,100                 $     9,367
Corporate depreciation and amortization                               1,410                       1,350
                                                                -----------                 -----------

Reported depreciation and amortization                          $    12,510                 $    10,717
-------------------------------------------------------------------------------------------------------

OPERATING INCOME
Total segment operating income                                  $    15,352                 $       602
Corporate expenses and other reconciling amounts                      1,753                      (2,474)
                                                                -----------                 -----------

Reported operating income                                       $    17,105                 $    (1,872)
-------------------------------------------------------------------------------------------------------

ASSETS
Total segment assets                                            $ 1,060,897                 $ 1,057,088
Corporate assets and eliminations                                   (22,937)                    (62,832)
                                                                -----------                 -----------

Reported total assets                                           $ 1,037,960                 $   994,256
-------------------------------------------------------------------------------------------------------

NOTE 8 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

         The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 7.3% senior notes due 2008 and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

                        INTERFACE, INC. AND SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED APRIL 1, 2001



                                                                                                 CONSOLIDATION
                                                                  NON-         INTERFACE, INC.        AND
                                              GUARANTOR        GUARANTOR          (PARENT         ELIMINATION         CONSOLIDATED
                                            SUBSIDIARIES      SUBSIDIARIES     CORPORATION)         ENTRIES              TOTALS
                                            ------------      ------------     ---------------   --------------       ------------
                                                                              (IN THOUSANDS)

Net sales                                     $234,336          $97,026          $     --           $(24,851)          $306,511
Cost of sales                                  175,406           67,038                --            (24,851)           217,593
                                              --------          -------          --------           --------           --------
Gross profit on sales                           58,930           29,988                --                 --             88,918

Selling, general and administrative
   expenses                                     45,048           21,243             5,522                 --             71,813
Restructuring charge                                --               --                --                 --                 --
                                              --------          -------          --------           --------           --------

Operating income                                13,882            8,745            (5,522)                               17,105
Other expense                                    4,306            3,097             2,434                 --              9,837
                                              --------          -------          --------           --------           --------
Income before taxes on income
and equity in income of subsidiaries             9,576            5,648            (7,956)                --              7,268
Taxes on income                                  3,261            1,940            (2,363)                --              2,838
Equity in income of subsidiaries                    --               --            10,023            (10,023)                --
                                              --------          -------          --------           --------           --------
Net income (loss) applicable to               $  6,315          $ 3,708          $  4,430           $(10,023)          $  4,430
  common shareholders                         ========          =======          ========           ========           ========

                                  BALANCE SHEET
                                  APRIL 1, 2001



                                                                                                CONSOLIDATION
                                                                 NON-          INTERFACE, INC.       AND
                                             GUARANTOR         GUARANTOR          (PARENT         ELIMINATION        CONSOLIDATED
                                           SUBSIDIARIES      SUBSIDIARIES       CORPORATION)        ENTRIES             TOTALS
                                           ------------      ------------      ---------------   -------------       ------------
                                                                                (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents                $     7,236       $     3,397       $    (9,350)      $        --         $     1,283
  Accounts receivable                          162,677            82,288           (43,283)               --             201,682
  Inventories                                  142,302            64,978                --                --             207,280
  Miscellaneous                                 13,632            32,805            (2,244)               --              44,193
                                           -----------       -----------       -----------       -----------         -----------
     Total current assets                      325,847           183,468           (54,877)               --             454,438



Property and equipment
   less accumulated depreciation               167,070            73,103            16,359                --             256,532
Investment in subsidiaries                      77,722             1,909           902,686          (982,317)                 --
Excess of cost over net assets
  acquired                                     171,602            85,867             1,405                --             258,874
Other assets                                     7,652            13,642            46,822                --              68,116
                                           -----------       -----------       -----------       -----------         -----------

                                           $   749,893       $   357,989       $   912,395       $  (982,317)        $ 1,037,960
                                           ===========       ===========       ===========       ===========         ===========



  LIABILITIES AND COMMON
  SHAREHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                       $    48,852       $    43,880       $    (3,403)      $        --         $    89,329
    Accrued expenses                            59,199            26,213            16,974                --             102,386
    Current maturities of long-term
      debt                                           4               355                --                --                 359
                                           -----------       -----------       -----------       -----------         -----------
       Total current liabilities               108,055            70,448            13,571                --             192,074



  Long-term debt, less
     current maturities                          7,011            50,695           119,750                --             177,456
  Senior notes and senior
     subordinated notes                             --                --           275,000                --             275,000
   Deferred income taxes/other                   15,007             2,394             6,519               --              23,920
                                           -----------       -----------       -----------       -----------         -----------
       Total liabilities                       130,073           123,537           414,840                --             668,450



  Minority interests                                --             4,109                --                --               4,109
  Redeemable preferred stock                    57,891                --                --           (57,891)                 --
  Common stock                                  94,145           102,199             5,815          (196,344)              5,815
  Additional paid-in capital                   191,411            12,525           217,364          (203,936)            217,364
  Retained earnings                            277,037           164,522           284,827          (482,843)            243,543
  Foreign currency translation
    adjustment income                             (664)          (48,903)          (10,451)          (23,557)            (83,575)


  Treasury stock, 7,200,000 Class A                 --
      shares, at cost                               --                --                --           (17,746)            (17,746)
                                           -----------       -----------       -----------       -----------         -----------
                                           $   749,893       $   357,989       $   912,395       $  (982,317)        $ 1,037,960
                                           ===========       ===========       ===========       ===========         ===========

                             STATEMENT OF CASH FLOWS
                              FOR THE THREE MONTHS
                               ENDED APRIL 1, 2001


                                                                                                   CONSOLIDATION
                                                                 NON-           INTERFACE, INC.         AND
                                             GUARANTOR         GUARANTOR          (PARENT           ELIMINATION       CONSOLIDATED
                                            SUBSIDIARIES      SUBSIDIARIES      CORPORATION)          ENTRIES             TOTALS
                                            ------------      ------------      ------------       --------------     -------------
                                                                         (IN THOUSANDS)
Net cash provided by (used for)
   operating activities                        $ 9,480           $(16,330)          $(16,154)          $      --          $(23,004)

Cash flows from investing activities:
   Purchase of plant and equipment              (8,738)            (1,113)              (920)                 --           (10,771)

   Acquisitions, net of cash acquired               --                 --                 --                  --                --


   Other assets                                  2.365             (2,651)            (1,108)                 --            (1,394)
                                               -------           --------           --------           ---------          --------
Net cash provided by (used for)
   investing activities                         (6,373)            (3,764)            (2,028)                 --           (12,165)
                                               -------           --------           --------           ---------          --------


Cash flows from financing activities:
   Net borrowings (repayments)                    (340)            19,986             13,091                  --            32,737
   Proceeds from issuance/repurchase of
     common stock                                   --                 --             (1,407)                 --            (1,407)
   Cash dividends paid                              --                 --             (2,291)                 --            (2,291)
                                               -------           --------           --------           ---------          --------
Net cash provided by (used for)
   financing activities                           (340)            19,986              9,393                  --            29,039
                                               -------           --------           --------           ---------          --------


Effect of exchange rate change
  on cash                                           --               (448)                --                  --              (448)
                                               -------           --------           --------           ---------          --------
Net increase (decrease) in cash                  2,767               (556)            (8,789)                 --            (6,578)
Cash at beginning of period                      4,469              3,953               (561)                 --             7,861
                                               -------           --------           --------           ---------          --------
Cash at end of period                          $ 7,236           $  3,397           $ (9,350)          $      --          $  1,283
                                               =======           ========           ========           =========          ========


NOTE 9 - DERIVATIVES

The Company uses foreign currency forward contracts to hedge a portion of its forecasted transactions. These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the statement of financial position. The recorded fair value is balanced by an entry to other comprehensive income (loss) in the statement of financial position until the underlying forecasted foreign currency transaction occurs. When the transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transaction is recorded. If the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) is reclassified to the other expense (income) line of the income statement in the then-current period. Because the amounts and the maturities of the derivatives approximate those of the forecasted exposures, changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. An ineffective portion of the derivatives is recognized in current earnings. The ineffective portion of the derivatives, which was immaterial for the period presented, primarily results from discounts or premiums on forward contracts. As of April 1, 2001, the Company had contracts maturing through August 1, 2001 to purchase and sell the equivalent of approximately $1.1 million of various currencies to hedge future foreign currency purchases and sales. The Company recorded an immaterial net loss from cash flow hedges related to forecasted foreign currency transactions in the three months ended April 1, 2001. These losses were offset by equivalent gains on the underlying hedged items. The amount as of April 1, 2001, that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This report contains statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed in the Safe Harbor Compliance Statement for Forward-Looking Statements included as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which discussion is hereby incorporated by reference, including but not limited to the discussion of specific risks and uncertainties under the headings "Strong Competition: The Company competes with a large number of other manufacturers in the highly competitive commercial floorcovering products market, and certain of these competitors have financial resources in excess of the Company's," "Cyclical Nature of Industry: Sales of the Company's principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings," "Reliance on Key Personnel: The Company's continued success depends to a significant extent upon the efforts, abilities and continued service of its senior management executives and its design consultants," "Risks of Foreign Operations: The Company's substantial international operations are subject to various political, economic and other uncertainties, such as foreign currency exchange restrictions," "Control of Election of a Majority of Board: The Company's Chairman, President and Chief Executive Officer, together with other insiders, currently has sufficient voting power to elect a majority of the Board of Directors of the Company," "Reliance on Petroleum-Based Raw Materials: Large increases in the cost of petroleum-based raw materials, which the Company is unable to pass through to its customers, could adversely affect the Company," "Reliance on Third Party for Supply of
Fiber: Unanticipated termination or interruption of the Company's arrangement with its primary third-party supplier of synthetic fiber could have a material adverse effect on the Company," "Restrictions Due to Substantial Indebtedness:
The Company's indebtedness, which is substantial in relation to its shareholders' equity, requires the Company to dedicate a substantial portion of its cash flow from operations to service debt and governs certain other activities of the Company", and "Anti-Takeover Effects of Shareholder Rights
Plan: The Company's Rights Agreement, which is triggered if a third party acquires (without the consent of the Company) beneficial ownership of 15% or more of the Common Stock of the Company, could discourage tender offers or other transactions that would result in shareholders receiving a premium over the market price for the Common Stock." The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

         The Company's revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics, architectural products and other specialty products. During the three month period ended April 1, 2001, the Company had revenues of $306.5 million and net income of $4.4 million, or $0.09 per diluted share, compared to revenues of $293.2 million and net loss of $8.8 million, or ($0.17) per diluted share, in the comparable period last year.

Results of Operations

         For the three-month period ended April 1, 2001, the Company's net sales increased $13.3 million (4.5%) compared with the same period in 2000. The first quarter increase was primarily attributable to sales volume in the Company's (i) Chatham Fabrics operation which was purchased in May of 2000, (ii) architectural products division, and (iii) European modular and broadloom operations which increased 14% in local currencies. The increase was offset somewhat by (i) the decline of panel fabric sales to certain OEM furniture manufacturers, (ii) the focus at Re:Source Americas on increasing profitability which resulted in declining certain jobs with lower margins, and (iii) the continued decline of the euro and British pound sterling against the U.S. dollar.

         Cost of sales, as a percentage of net sales, increased to 71.0% for the three-month period ended April 1, 2001, compared to 69.8% in the comparable period in 2000. The increase was primarily attributable to (i) the failure to fully absorb overhead expenses in the Company's manufacturing operations as a result of the decline in sales volume, (ii) the increase in the relative sales by the

Company's architectural products division and Chatham operations, which historically have had lower gross profit margins than the Company's other product sales, and (iii) the energy situation in California which disrupted the Company's U.S. broadloom operations during the first quarter of 2001.

         Selling, general and administrative expenses, as a percentage of net sales, declined to 23.4% for the three month period ended April 1, 2001, compared to 24.0% in the same period in 2000, primarily as a result of the Company's recent restructuring activities, as well as the consolidation of certain of its operations in Interface Americas through a "shared services" approach.

         For the three-month period ended April 1, 2001, interest expense increased $.3 million compared to the same period in 2000, due primarily to higher overall levels of bank debt.

Liquidity and Capital Resources

         The Company's primary source of cash during the three months ended April 1, 2001 was $32.8 million from long-term financing. The primary uses of cash during the three month period ended April 1, 2001 were (i) the increase in overall inventory balances and the reduction of accounts payable and accrued expenses, (ii) $10.8 million for additions to property and equipment in the Company's manufacturing facilities, and (iii) $2.3 million for the payment of dividends. Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future; however, those factors discussed under the headings "Cyclical Nature of the Industry," "Strong Competition," "Risks of Foreign Operations," "Reliance on Petroleum-Based Raw Materials," and "Reliance on Third Party for Supply of Fibers," in particular, in Exhibit 99.1 could affect the Company's free cash flow.


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

         At April 1, 2001, the Company had no interest rate swap agreements in place. However, at April 2, 2000, the Company had utilized interest rate swap agreements to effectively convert approximately $43.7 million of variable rate debt to fixed rate debt. The Company anticipates that for the balance of fiscal 2001 it will utilize swap agreements or other derivative financial instruments to convert comparable amounts of variable rate to fixed rate debt.

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

         At April 1, 2001, the Company had approximately $1.1 million (notional amount) of foreign currency hedge contracts outstanding. The Company expects to hedge a comparable notional amount for the balance of fiscal 2001. The Company, as of April 1, 2001, recognized a $10.6 million increase in its foreign currency translation adjustment account compared to December 31, 2000 because of the weakening of certain currencies against the U.S. dollar and the transition to the euro as the local reporting currency in Europe.

         Sensitivity Analysis. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company's market sensitive instruments.

         To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at April 1, 2001. The market values that result from these computations are compared with the market values of these financial instruments at April 1, 2001. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

         As of April 1, 2001, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company's fixed rate long-term debt would be impacted by a net decrease of $15.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's fixed rate long-term debt of $25.9 million. At December 31, 2000, a 150 basis point movement would have resulted in the same approximate changes.

         As of April 1, 2001, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the Company's financial instruments of $1.3 million or an increase in the fair value of the Company's financial instruments of $1.1 million. At December 31, 2000, a 10% movement would have resulted in the same changes. As the impact of offsetting changes in the fair market value of the Company's net foreign investments is not included in the sensitivity model, these results are not indicative of the Company's actual exposure to foreign currency exchange risk.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Collins & Aikman Litigation. On July 23, 1998, Collins & Aikman Floorcoverings, Inc. ("CAF") -- in the wake of receiving "cease and desist" letters from Interface demanding that CAF cease manufacturing certain carpet products that Interface believes infringe upon certain of its copyrighted product designs -- filed a lawsuit against Interface asserting that certain of the Company's products, primarily its Caribbean(TM) design product line, infringed on certain of CAF's alleged copyrighted product designs. The lawsuit, which is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:98-CV-2069, sought injunctive relief and claimed unspecified monetary damages. The lawsuit also asserts other claims against the Company and certain other parties, including for alleged tortious interference by the Company with CAF's contractual relationship with the Roman Oakey, Inc. design firm, now known as David Oakey Designs, Inc.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed with this report:


 EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBIT
--------   ----------------------
3.1        Restated Articles of Incorporation (included as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 5, 1998, previously filed with the Commission and incorporated herein by reference).


3.2        Bylaws, as amended and restated.

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

(b) No reports on Form 8-K were filed during the quarter ended April 1, 2001.

                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INTERFACE, INC.

Date: May 16, 2001                      By:       /s/ Daniel T. Hendrix
                                            -----------------------------------
                                               Daniel T. Hendrix
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit
Number        Description of Exhibit
--------      ----------------------
3.2           Bylaws, as amended and restated.
