Form 10-Q
period 2001-07-01
INTERFACE INC
filed 2001-08-15
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934


For Quarterly Period Ended July 1, 2001

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

Shares outstanding of each of the registrant's classes of common stock at August 9, 2001:

                   Class                                   Number of Shares
                   -----                                   ----------------
Class A Common Stock, $.10 par value per share                 43,732,024
Class B Common Stock, $.10 par value per share                  7,088,503

                                 INTERFACE, INC.

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements                                                           3


                     Consolidated Condensed Balance Sheets - July 1, 2001                           3
                     and December 31, 2000

                     Consolidated Condensed Statements of Operations - Three Months                 4
                     and Six Months Ended July 1, 2001 and July 2, 2000

                     Consolidated Statements of Comprehensive Income (Loss) - Three                 4
                     Months and Six Months Ended July 1, 2001 and July 2, 2000

                     Consolidated Condensed Statements of Cash Flows - Six Months                   5
                     Ended July 1, 2001 and July 2, 2000

                     Notes to Consolidated Condensed Financial Statements                           6

          Item 2.    Management's Discussion and Analysis of Financial Condition                   13
                     and Results of Operations

          Item 3.    Quantitative and Qualitative Disclosures about Market Risk                    14

PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings                                                             16
          Item 2.    Changes in Securities and Use of Proceeds                                     17
          Item 3.    Defaults Upon Senior Securities                                               17
          Item 4.    Submission of Matters to a Vote of Security Holders                           17
          Item 5.    Other Information                                                             18
          Item 6.    Exhibits and Reports on Form 8-K                                              18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTERFACE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

ASSETS                                                                      JULY  1,          DECEMBER 31,
                                                                              2001                2000
                                                                          -----------         -----------
                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                               $        --         $     7,861
  Accounts Receivable                                                         187,058             204,886
  Inventories                                                                 208,475             198,063
  Prepaid Expenses                                                             30,453              22,765
  Deferred Tax Asset                                                           13,191              13,533
                                                                          -----------         -----------
    TOTAL CURRENT ASSETS                                                      439,177             447,108

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                                    261,608             258,245
EXCESS OF COST OVER NET ASSETS ACQUIRED                                       254,719             264,656
OTHER ASSETS                                                                   71,769              64,840
                                                                          -----------         -----------
                                                                          $ 1,027,273         $ 1,034,849
                                                                          ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                        $    89,458         $    97,874
  Accrued Expenses                                                             92,681             107,467
  Current Maturities of Long-Term Debt                                            682                 808
                                                                          -----------         -----------
    TOTAL CURRENT LIABILITIES                                                 182,821             206,149

LONG-TERM DEBT, less current maturities                                       181,650             146,550
SENIOR NOTES                                                                  150,000             150,000
SENIOR SUBORDINATED NOTES                                                     125,000             125,000
DEFERRED INCOME TAXES and OTHER                                                25,204              29,551
                                                                          -----------         -----------
    TOTAL LIABILITIES                                                         664,675             657,250

Minority Interest                                                               4,258               5,164
Common Stock                                                                    5,802               5,831
Additional Paid-In Capital                                                    217,065             218,261
Retained Earnings                                                             242,521             241,400
Accumulated Other Comprehensive Income - Foreign Currency
     Translation                                                              (89,302)            (72,952)
Treasury Stock, 7,200 and 7,493 shares, respectively, at cost                 (17,746)            (20,105)
                                                                          -----------         -----------
                                                                          $ 1,027,273         $ 1,034,849
                                                                          ===========         ===========

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    THREE                             SIX
                                                                    -----                             ---
                                                                   MONTHS                            MONTHS
                                                                   ------                            ------
                                                                    ENDED                            ENDED
                                                                    -----                            -----
                                                           JULY 1,          JULY 2,          JULY 1,          JULY 2,
                                                            2001             2000             2001             2000
                                                          --------         --------         --------         ---------

NET SALES                                                 $287,285         $323,725         $593,796         $ 616,943
Cost of Sales                                              204,387          226,180          421,980           430,732
                                                          --------         --------         --------         ---------
GROSS PROFIT ON SALES                                       82,898           97,545          171,816           186,211
Selling, General and Administrative Expenses                71,476           76,144          143,289           146,587
Restructuring Charge                                            --               --               --            20,095
                                                          --------         --------         --------         ---------
OPERATING INCOME                                            11,422           21,401           28,527            19,529
Interest Expense                                             9,298            9,834           18,862            19,118
Other Expense (Income) - Net                                     2               22              275               767
                                                          --------         --------         --------         ---------
INCOME BEFORE TAXES ON INCOME                                2,122           11,545            9,390              (356)
Income Tax (Benefit) Expense                                   850            4,503            3,688             1,405
                                                          --------         --------         --------         ---------
NET INCOME (LOSS)                                         $  1,272         $  7,042         $  5,702         $  (1,761)
                                                          ========         ========         ========         =========
Basic Earnings Per Share                                  $    .03         $    .14         $    .11         $    (.03)
                                                          ========         ========         ========         =========
DILUTED EARNINGS PER SHARE                                $    .03         $    .14         $    .11         $    (.03)
                                                          ========         ========         ========         =========
Average Shares Outstanding -- Basic                         49,822           51,352           49,920            51,572
                                                          ========         ========         ========         =========
Average Shares Outstanding -- Diluted                       50,471           51,355           50,739            51,572
                                                          ========         ========         ========         =========

See accompanying notes to consolidated condensed financial statements.




                        INTERFACE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                               THREE                             SIX
                                                                               -----                             ---
                                                                               MONTHS                            MONTHS
                                                                               ------                            ------
                                                                               ENDED                             ENDED
                                                                               -----                             -----
                                                                      JULY 1,           JULY 2,          JULY 1,            JULY 2,
                                                                       2001              2000              2001              2000
                                                                     --------          --------          --------          --------
Net Income (Loss)                                                    $  1,272          $  7,042          $  5,702          $ (1,761)

Other Comprehensive Income, Foreign
   Currency Translation Adjustment                                     (5,727)           (3,250)          (16,350)           (8,505)
                                                                     --------          --------          --------          --------
Comprehensive Income (Loss)                                          $ (4,455)         $  3,792          $(10,648)         $(10,266)
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

                        INTERFACE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      SIX
                                                                                      ---
                                                                                     MONTHS
                                                                                     ------
                                                                                     ENDED
                                                                                     -----

                                                                            JULY 1,            JULY 2,
                                                                             2001               2000
                                                                             -----              -----
CASH FLOWS FROM OPERATING ACTIVITIES:                                     $   (15,486)        $     9,482
                                                                          -----------         -----------

INVESTING ACTIVITIES:
  Capital expenditures                                                        (17,293)            (10,264)
  Acquisitions/Divestitures of businesses                                          --             (25,000)
  Other                                                                        (5,877)               (518)
                                                                          -----------         -----------
                                                                              (23,170)            (35,782)
                                                                          -----------         -----------
FINANCING ACTIVITIES:
  Net borrowing (reduction) of long-term debt                                  38,479              32,047
  Issuance/Repurchase of common stock                                          (2,904)             (1,602)
  Dividends paid                                                               (4,579)             (4,663)
                                                                          -----------         -----------
                                                                               30,996              25,782
                                                                          -----------         -----------
  Net cash provided by (used for) operating,
   investing and financing activities                                          (7,660)               (518)
  Effect of exchange rate changes on cash                                        (201)               (140)
                                                                          -----------         -----------

CASH AND CASH EQUIVALENTS:
  Net change during the period                                                 (7,861)               (658)
  Balance at beginning of period                                                7,861               2,548
                                                                          -----------         -----------
  Balance at end of period                                                $        --         $     1,890
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

NOTE 2 - INVENTORIES

         Inventories are summarized as follows:

                                                                                     (In thousands)
                                                                                 July 1,        December 31,
                                                                                  2001              2000
                                                                                  ----              ----

                  Finished Goods                                                $123,629          $101,411
                  Work in Process                                                 39,884            40,939
                  Raw Materials                                                   44,962            55,713
                                                                                --------          --------
                                                                                $208,475          $198,063
                                                                                ========          ========

NOTE 3 - BUSINESS ACQUISITIONS AND DIVESTITURES

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

U.S.
         Historically, the Company had operated two manufacturing facilities to produce its Bentley and Prince Street brands of broadloom carpet. These facilities, which were located in Cartersville, Georgia, and City of Industry, California, had recently been operating at less than full capacity. In the first quarter of 2000, the Company decided to integrate these two facilities to reduce excess capacity. As a result, the facility in Cartersville, Georgia, was closed and the manufacturing operations were relocated and integrated into the facility in City of Industry, California. A charge of $4.1 million was recorded representing the cost of consolidating these facilities and the reduction of carrying value of the related property and equipment, inventories and other related assets. Additionally, the Company recorded approximately $4.6 million of termination benefits associated with the facility closure.

         Between 1996 and 1999 the Company created a distribution channel through the acquisition of twenty-nine service companies located throughout the U.S. During 2000, the Company elected to divest of two of these businesses which had failed to achieve satisfactory operating income levels. As a result, a charge of approximately $7.6 million was recorded representing the reduction of carrying value of the related property and equipment, impairment of intangible assets and other costs to close or dispose of these operations.

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

         A summary of the restructuring activities which were planned as of April 2, 2000 is presented below:


(In Thousands)                                                U.S.             Europe     Grand Total
-----------------------------------------------------------------------------------------------------

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


NOTE 5 - STOCK REPURCHASE PROGRAM

         During 1998, the Company adopted a share repurchase program, pursuant to which it was authorized to repurchase up to 2,000,000 shares of Class A Common Stock in the open market through May 19, 2000 (since extended to May 19,
2002). This amount was increased to 4,000,000 during 2000. During the first six months of 2001, the Company repurchased 280,300 shares of Class A Common Stock under this program, at prices ranging from $6.02 to $9.44 per share. This is compared to the repurchase of 1,177,313 shares of Class A Common Stock at prices ranging from $3.41 to $8.94 during 2000. Total shares purchased under this program are 3,075,113 at prices ranging from $3.41 to $16.78. All treasury stock is accounted for using the cost method.


NOTE 6 - EARNINGS PER SHARE AND DIVIDENDS

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 49,920,000 shares and 51,572,000 shares outstanding for the six-month period ended July 1, 2001 and July 2, 2000, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 50,739,000 shares and 51,572,000 shares outstanding for the six month period ended July 1, 2001 and July 2, 2000, respectively. During the first six months of 2000, there were vested, unexercised, in the money stock options for 9,000 common shares. These shares were not included in the computation of the diluted per share amount for the respective period because the Company was in a net loss position and, thus, any such potentially outstanding common shares were anti-dilutive.

         The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

                                                  (In Thousands Except Per Share Amounts)

                                                                   Average
For the Six-Month                                                  Shares                   Earnings
Period Ended                                Net Income             Outstanding              Per Share
---------------------------------------------------------------------------------------------------------

July 1, 2001                                $ 5,702                   49,920                  $ 0.11
Effect of Dilution:
   Options                                       --                      819
                                            --------------------------------------------------------
Diluted                                     $ 5,702                   50,739                  $ 0.11
                                            ========================================================

==========================================================================================================



July 2, 2000                                $(1,761)                  51,572                  $(0.03)
Effect of Dilution:
   Options                                       --                       --                      --
                                            --------------------------------------------------------

Diluted                                     $(1,761)                  51,572                  $(0.03)
                                            ========================================================

===========================================================================================================


NOTE 7 - SEGMENT INFORMATION

             During 1998, the Company adopted SFAS No. 131 which establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker aggregates operating segments based on the type of products produced by the segment. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has two reportable segments: Floorcovering Products/Services and Interior Fabrics. The Floorcovering Products/Services segment manufactures, installs and services commercial modular and broadloom carpet, and the Interior Fabrics segment manufactures panel and upholstery fabrics.

             The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of interest expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures
Summary information by segment follows:

                                                   Floorcovering         Interior          Other (Includes
(in thousands)                                   Products/Services       Fabrics        Architectural Products)       Total
-------------------------------------------------------------------------------------------------------------------------------

Six Months Ended
July 1, 2001
     Net sales                                      $ 445,676          $  109,573               $ 38,547           $  593,796
     Depreciation and amortization                     15,319               5,985                    938               22,242
     Operating income                                  23,088               5,107                 (1,117)              27,078
     Total assets                                     769,304             224,170                 67,449            1,060,923
-------------------------------------------------------------------------------------------------------------------------------


Six Months Ended
July 2, 2000
     Net sales                                      $ 468,959          $  115,377               $ 32,607           $  616,943
     Depreciation and amortization                     13,967               4,834                    638               19,439
     Operating income                                  11,544              12,735                    198               24,477
     Total assets                                     803,585             255,027                 48,396            1,107,008
-------------------------------------------------------------------------------------------------------------------------------



A reconciliation of the Company's total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

                                                                                               Six Months Ended
                                                                               -------------------------------------------------
(in thousands)
                                                                                July 1, 2001                        July 2, 2000

DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization                                       $ 22,242                              $19,439
Corporate depreciation and amortization                                              2,815                                2,261
                                                                                ----------                           ----------

Reported depreciation and amortization                                            $ 25,057                              $21,700
----------------------------------------------------------------------------------------------------------------------------------


OPERATING INCOME
Total segment operating income                                                    $ 27,078                             $ 24,477
Corporate expenses and other reconciling amounts                                     1,449                               (4,948)
                                                                                ----------                               ------

Reported operating income                                                         $ 28,527                              $19,529
----------------------------------------------------------------------------------------------------------------------------------


ASSETS
Total segment assets                                                           $ 1,060,923                          $ 1,107,008
Corporate assets and eliminations                                                  (33,650)                             (80,765)
                                                                             -------------                           ----------

Reported total assets                                                          $ 1,027,273                          $ 1,026,243
----------------------------------------------------------------------------------------------------------------------------------

NOTE 8 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

         The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 7.3% senior notes due 2008 and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.


                        INTERFACE, INC. AND SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)
                      FOR THE SIX MONTHS ENDED JULY 1, 2001



                                                                                                   CONSOLIDATION
                                                                    NON-       INTERFACE, INC.          AND
                                                GUARANTOR        GUARANTOR        (PARENT            ELIMINATION      CONSOLIDATED
                                               SUBSIDIARIES     SUBSIDIARIES    CORPORATION)           ENTRIES            TOTALS
                                               ------------     ------------    ------------       -------------      -------------
                                                                              (IN THOUSANDS)
    Net sales                                     $447,192        $ 188,118         $     --         $ (41,514)        $593,796
    Cost of sales                                  334,131          129,363               --           (41,514)         421,980
                                                  --------        ---------         --------         ---------         --------
    Gross profit on sales                          113,061           58,755               --                --          171,816
    Selling, general and administrative
     expenses                                       89,601           42,077           11,611                --          143,289
    Restructuring charge                                --               --               --                --               --
                                                  --------        ---------         --------         ---------         --------
    Operating income                                23,460           16,678          (11,611)               --           28,527
    Other expense                                    7,617            5,277            6,243                --           19,137
                                                  --------        ---------         --------         ---------         --------
    Income before taxes on income                   15,843           11,401          (17,854)               --            9,390
     and equity in income of subsidiaries
    Income tax (benefit) expense                     4,611            3,982           (4,905)               --            3,688
    Equity in income of subsidiaries                    --               --           18,651           (18,651)              --
                                                  --------        ---------         --------         ---------         --------
    Net income (loss) applicable to               $ 11,232        $   7,419         $  5,702         $ (18,651)        $  5,702
      common shareholders                         ========        =========         ========         =========         ========


                                  BALANCE SHEET

                                  JULY 1, 2001

                                                                                              CONSOLIDATION
                                                                    NON-      INTERFACE, INC.    AND
                                                 GUARANTOR       GUARANTOR        (PARENT     ELIMINATION     CONSOLIDATED
                                                SUBSIDIARIES   SUBSIDIARIES    CORPORATION)      ENTRIES           TOTALS
                                                ---------      ------------   -------------- -------------      ---------
  ASSETS                                                                      (IN THOUSANDS)

  Current Assets:
    Cash and cash equivalents                   $   4,273      $   2,358      $  (6,631)     $        --      $      --
    Accounts receivable                           148,642         79,654        (41,238)              --        187,058
    Inventories                                   142,914         65,561             --               --        208,475
    Miscellaneous                                  13,072         37,875         (7,303)              --         43,644
                                                ---------      ---------      ---------      -----------      ---------
       Total current assets                       308,901        185,448        (55,172)              --        439,177

  Property and equipment
     less accumulated depreciation                172,521         72,436         16,651               --        261,608
  Investment in subsidiaries                       89,157          1,496        906,063         (996,716)            --
  Excess of cost over net assets acquired         169,584         83,752          1,383               --        254,719
  Other assets                                     10,577          5,802         55,390               --         71,769
                                                ---------      ---------      ---------      -----------    -----------
                                                $ 750,740      $ 348,934      $ 924,315      $  (996,716)   $ 1,027,273
                                                =========      =========      =========      ===========    ===========


  LIABILITIES AND COMMON

  SHAREHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                            $  46,204      $  44,811      $  (1,557)     $        --      $  89,458
    Accrued expenses                               52,189         27,464         13,028               --         92,681
    Current maturities of long-term debt              335            347             --               --            682
                                                ---------      ---------      ---------      -----------      ---------
       Total current liabilities                   98,728         72,622         11,471               --        182,821



  Long-term debt, less
     current maturities                             6,500         44,900        130,250               --        181,650
  Senior notes and senior
    subordinated notes                                 --             --        275,000               --        275,000
  Deferred income taxes/other                      14,672          4,013          6,519               --         25,204
                                                ---------      ---------      ---------      -----------      ---------
       Total liabilities                          119,900        121,535        423,240               --        664,675


  Minority interests                                   --          4,258             --               --          4,258

  Redeemable preferred stock                       57,891             --             --          (57,891)            --
  Common stock                                     94,145        102,199          5,802         (196,344)         5,802
  Additional paid-in capital                      191,411         12,525        217,065         (203,936)       217,065
  Retained earnings                               288,269        171,941        290,529         (508,218)       242,521
  Foreign currency translation
    adjustment income                                (876)       (63,524)       (12,321)         (12,581)       (89,302)
  Treasury stock, 7,200,000 Class A
    shares, at cost                                    --             --             --          (17,746)       (17,746)
                                                ---------      ---------      ---------      -----------      ---------
                                                $ 750,740      $ 348,934    $   924,315      $  (996,716)   $ 1,027,273
                                                =========      =========    ===========      ===========    ===========

                             STATEMENT OF CASH FLOWS
                               FOR THE SIX MONTHS
                               ENDED JULY 1, 2001



                                                                                                 CONSOLIDATION
                                                                NON-            INTERFACE, INC.        AND
                                              GUARANTOR       GUARANTOR            (PARENT        ELIMINATION     CONSOLIDATED
                                             SUBSIDIARIES    SUBSIDIARIES       CORPORATION)         ENTRIES          TOTALS
                                             ------------    ------------       --------------   -------------    ------------
                                                                     (IN THOUSANDS)
Net cash provided by (used for)
   operating activities                       $ 14,427          $(1,529)         $(28,384)         $     --       $(15,486)
Cash flows from investing activities:
   Purchase of plant and equipment             (14,014)          (2,184)           (1,095)               --        (17,293)
   Acquisitions, net of cash                        --               --                --                --             --
     acquired
   Other assets                                 (2,169)          (2,600)           (1,108)               --         (5,877)
                                              --------          -------          --------          --------       --------
Net cash provided by (used for)
   investing activities                        (16,183)          (4,784)           (2,203)               --        (23,170)
                                              --------          -------          --------          --------       --------


Cash flows from financing activities:
   Net borrowings (repayments)                   1,560            4,919            32,000                --         38,479
   Proceeds from issuance/
      repurchase of common stock                    --               --            (2,904)               --         (2,904)
   Cash dividends paid                              --               --            (4,579)               --         (4,579)
                                              --------          -------          --------          --------       --------

Net cash provided by (used for)
   financing activities                          1,560            4,919            24,517                --         30,996
                                              --------          -------          --------          --------       --------

Effect of exchange rate change
   on cash                                          --             (201)               --                --           (201)
                                              --------          -------          --------          --------       --------

Net increase (decrease) in cash                   (196)          (1,595)           (6,070)               --         (7,861)
Cash at beginning of period                      4,469            3,953              (561)               --          7,861
Cash at end of period                         $  4,273          $ 2,358          $ (6,631)         $     --       $     --
                                              ========          =======          ========          ========       ========

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (entitled "Business Combinations") and SFAS No. 142 (entitled "Goodwill and Other Intangible Assets"). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each accounting standard which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on December 31, 2001 (the first day of fiscal year 2002). The Company expects that the adoption of these accounting standards will result in certain of its intangibles being subsumed into goodwill and will have the impact of reducing its amortization of goodwill and intangibles commencing December 31, 2001; however, impairment reviews may result in future periodic write-downs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         This report contains statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed in the Safe Harbor Compliance Statement for Forward-Looking Statements included as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which discussion is hereby incorporated by reference, including but not limited to the discussion of specific risks and uncertainties under the headings "Strong Competition: The Company competes with a large number of other manufacturers in the highly competitive commercial floorcovering products market, and certain of these competitors have financial resources in excess of the Company's," "Cyclical Nature of Industry: Sales of the Company's principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings," "Reliance on Key Personnel: The Company's continued success depends to a significant extent upon the efforts, abilities and continued service of its senior management executives and its design consultants," "Risks of Foreign Operations: The Company's substantial international operations are subject to various political, economic and other uncertainties, such as foreign currency exchange restrictions," "Control of Election of a Majority of Board: The Company's Chairman, together with other insiders, currently has sufficient voting power to elect a majority of the Board of Directors of the Company," "Reliance on Petroleum-Based Raw Materials: Large increases in the cost of petroleum-based raw materials, which the Company is unable to pass through to its customers, could adversely affect the Company," "Reliance on Third Party for Supply of Fiber: Unanticipated termination or interruption of the Company's arrangement with its primary third-party supplier of synthetic fiber could have a material adverse effect on the Company," "Restrictions Due to Substantial Indebtedness: The Company's indebtedness, which is substantial in relation to its shareholders' equity, requires the Company to dedicate a substantial portion of its cash flow from operations to service debt and governs certain other activities of the Company", and "Anti-Takeover Effects of Shareholder Rights Plan: The Company's Rights Agreement, which is triggered if a third party acquires (without the consent of the Company) beneficial ownership of 15% or more of the Common Stock of the Company, could discourage tender offers or other transactions that would result in shareholders receiving a premium over the market price for the Common Stock." The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

         The Company's revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics, architectural products and other specialty products. During the six month period ended July 1, 2001, the Company had revenues of $593.8 million and net income of $5.7 million, or $0.11 per diluted share, compared to revenues of $616.9 million and net loss (after giving effect to a restructuring charge) of $1.8 million, or ($0.03) per diluted share, in the comparable period last year.

Results of Operations

         For the six-month period ended July 1, 2001, the Company's net sales decreased $23.1 million (3.8%) compared with the same period in 2000. The decrease was primarily attributable to (i) the decline of panel fabric sales to certain OEM furniture manufacturers, (ii) the focus at Re:Source Americas on increasing profitability which resulted in declining certain jobs with lower margins, (iii) reduced demand for steel panel products made by the Company's architectural products division, and (iv) the continued decline of the euro and British pound sterling against the U.S. dollar.

         Cost of sales, as a percentage of net sales, increased to 71.0% for the six-month period ended July 1, 2001, compared to 69.8% in the comparable period in 2000. The increase was primarily attributable to (i) the failure to fully absorb overhead expenses in the Company's manufacturing operations as a result of the decline in sales volume, (ii) the increase in the relative sales by the Company's architectural products division and Chatham operations, which historically have had lower gross profit margins than the Company's other businesses, and (iii) the energy situation in California which disrupted the Company's U.S. broadloom operations during the first half of 2001.

         Selling, general and administrative expenses, as a percentage of net sales, increased to 24.1% for the six month period ended July 1, 2001, compared to 23.8% in the same period in 2000. Despite the slight increase in selling, general and administrative expenses as a percentage of sales, those expenses in absolute dollars have declined slightly as a result of cost-cutting initiatives and other restructuring activities.

         For the six-month period ended July 1, 2001, interest expense decreased $.3 million compared to the same period in 2000, due primarily to lower LIBOR interest rates.

Liquidity and Capital Resources

         The Company's primary source of cash during the six months ended July 1, 2001 was $38.5 million from long-term debt financing. The primary uses of cash during the six month period ended July 1, 2001 were (i) the increase in overall inventory balances and the reduction of accounts payable and accrued expenses, (ii) $17.3 million for additions to property and equipment in the Company's manufacturing facilities, and (iii) stock repurchases and dividends. Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future; however, those factors discussed under the headings "Cyclical Nature of the Industry," "Strong Competition," "Risks of Foreign Operations," "Reliance on Petroleum-Based Raw Materials," and "Reliance on Third Party for Supply of Fibers," in particular, in Exhibit 99.1 could affect the Company's free cash flow.


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

         At July 1, 2001, the Company had no interest rate swap agreements in place. The Company anticipates that for the second half of fiscal 2001 it will utilize swap agreements or other derivative financial instruments to convert variable rate to fixed rate debt.

         Foreign Currency Exchange Market Risk Exposure. A significant portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the U.S., Canada, England, Northern Ireland, the Netherlands, Australia and Thailand, and sells its products in more than 100 countries. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice-versa. Additionally, to the extent the Company's foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the U.S., exchange rate changes between two foreign currencies could ultimately impact the Company. Finally, because the Company reports in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations can have a translation impact on the Company's financial position.

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

         The Company, as of July 1, 2001, recognized a $16.4 million increase in its foreign currency translation adjustment account compared to December 31, 2000 because of the weakening of certain currencies against the U.S. dollar and the transition to the euro as the local reporting currency in Europe.

         Sensitivity Analysis. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company's market sensitive instruments.

         To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at July 1, 2001. The market values that result from these computations are compared with the market values of these financial instruments at July 1, 2001. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

         As of July 1, 2001, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company's fixed rate long-term debt would be impacted by a net decrease of $15.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's fixed rate long-term debt of $25.9 million. At December 31, 2000, a 150 basis point movement would have resulted in the same approximate changes.

         As of July 1, 2001, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the Company's financial instruments of $1.3 million or an increase in the fair value of the Company's financial instruments of $1.1 million. At December 31, 2000, a 10% movement would have resulted in the same changes. As the impact of offsetting changes in the fair market value of the Company's net foreign investments is not included in the sensitivity model, these results are not indicative of the Company's actual exposure to foreign currency exchange risk.


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

         On March 31, 2000, the Court granted partial summary judgment to the Company and David Oakey Designs on all but one of CAF's copyright claims, holding that David Oakey, not CAF, owned the designs that were the basis of those claims. On the remaining copyright claim, which involves the Company's very successful Caribbean product (and some derivatives), the Court denied both the Company's and CAF's motions for partial summary judgment, and also denied, without a hearing, CAF's motion for preliminary injunction on this claim. The Court ordered the parties back into mediation and stayed all activity in the case pending its completion. The mediation was held on May 23-24, 2001. The case did not settle at that time, but meaningful settlement talks have been continuing. If the case is not resolved, discovery will resume on the remaining claims in this case, including CAF's tort claims and the Company's and David Oakey's copyright infringement claims against CAF.

         The Company's insurers denied defense and indemnity coverage related to this matter under the Company's insurance policies, which annually would otherwise provide up to $100 million of coverage. On June 8, 1999, the Company filed suit against the insurers to challenge that denial. That lawsuit is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:99-CV-1485. On January 20, 2000, the Company filed a motion for partial summary judgment to enforce the insurer's obligation to defend the Company against the claims by CAF. The insurer cross-moved for summary judgment on this issue. On August 15, 2000, the Court granted the Company's motion and denied the insurers' cross-motion, ordering the insurers to pay the Company's costs of defense in this action to date, and to pay these costs going forward. The insurers have begun complying with this order. These motions did not address the insurers' obligation to indemnify the Company in the event of a finding of liability against the Company.

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

         Tate Litigation. On August 24, 2000, Tate Access Floors, Inc. ("Tate") filed suit against the Company's raised/access flooring subsidiary, Interface Architectural Resources, Inc. ("IAR"), alleging that a feature of IAR's popular Bevel Edge flooring panel infringes a patent held by Tate. On November 3, 2000, Tate filed a motion seeking a preliminary injunction to require IAR to cease manufacturing the Bevel Edge product pending resolution of the suit on the merits. On March 9, 2001, the court entered a preliminary injunction which permits IAR to continue producing and selling its current trimless flooring panel product, but which limits its ability to resume producing the previously abandoned Bevel Edge product configuration. IAR has appealed the preliminary injunction order to the Federal Circuit Court of Appeals, and has filed a request for re-examination of the Tate patent with the United States Patent and Trademark Office. The Company believes that IAR's Bevel Edge product does not infringe the Tate patent, that the Tate patent should be held invalid due to prior existing art, and that IAR's defenses to this action are meritorious. The Company intends to defend this action vigorously.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The Company held its annual meeting of shareholders on May 22, 2001.

                  (b)      Not applicable.

                  (c) The matters considered at the annual meeting, and the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, relating to each matter, are as follows:

                           (i)      Election of the following directors:

                                    Class A                                 For                   Withheld
                                    -----------------------------------     -------------------------------
                                    Dianne Dillon-Ridgley                   37,044,350           3,110,473
                                    June M. Henton                          37,044,150           3,110,673
                                    Christopher G. Kennedy                  37,067,850           3,086,973
                                    James B. Miller, Jr.                    37,067,850           3,086,973
                                    Thomas R. Oliver                        37,067,850           3,086,973

                                    Class B                                 For                   Withheld
                                    -----------------------------------     ------------------------------
                                    Ray C. Anderson                         4,843,658                   0
                                    Carl I. Gable                           4,843,658                   0
                                    Daniel T. Hendrix                       4,843,658                   0
                                    J. Smith Lanier, II                     4,843,658                   0
                                    Leonard G. Saulter                      4,828,935              14,723
                                    Clarinus C. Th. van Andel               4,843,658                   0

                           (ii) Proposal to approve amendment to the Interface, Inc. Omnibus Stock Incentive Plan to increase by 2,000,000 the number of shares of common stock authorized for issuance under such plan:

                                    For:                        33,720,432
                                    Against:                    11,145,830
                                    Abstain:                       132,219

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


 3.2 Bylaws, as amended and restated (included as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended April 1, 2001, previously filed with the Commission and incorporated hereby by reference).


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


 4.4 Form of Indenture governing the Company's 7.3% senior notes due 2008, among the Company, certain U.S. 4.4 subsidiaries of the Company, as Guarantors, and First Union National Bank, as trustee (included as Exhibit 4.1 to the Company's registration statement on Form S-3/A, File No. 333-46611, previously filed with the Commission and incorporated herein by reference).

(b) No reports on Form 8-K were filed during the quarter ended July 1, 2001.

                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INTERFACE, INC.

Date:   August 15, 2001                      By:    /s/  Patrick C. Lynch
                                             ---------------------------------
                                             Patrick C. Lynch
                                             Vice President
                                             (Principal Financial Officer)