Form 10-Q
period 2001-09-30
INTERFACE INC
filed 2001-11-14
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2001

Commission File Number 0-12016

INTERFACE, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-1451243

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2859 PACES FERRY ROAD, SUITE 2000, ATLANTA, GEORGIA 30339

(Address of principal executive offices and zip code)

(770) 437-6800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Shares outstanding of each of the registrant’s classes of common stock at November 9, 2001:

Class	Number of Shares

Class A Common Stock, $.10 par value per share	43,734,924

Class B Common Stock, $.10 par value per share	7,085,603

INTERFACE, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

ASSETS

CURRENT ASSETS:

Cash and Cash Equivalents	$1,554	$7,861

Accounts Receivable	174,815	204,886

Inventories	198,380	198,063

Prepaid Expenses	24,262	22,765

Deferred Tax Asset	13,213	13,533

TOTAL CURRENT ASSETS	412,224	447,108

PROPERTY AND EQUIPMENT, less accumulated depreciation	264,794	258,245

EXCESS OF COST OVER NET ASSETS ACQUIRED	256,008	264,656

OTHER ASSETS	66,810	64,840

	$999,836	$1,034,849

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$72,909	$97,874

Accrued Expenses	113,138	107,467

Current Maturities of Long-Term Debt	356	808

TOTAL CURRENT LIABILITIES	186,403	206,149

LONG-TERM DEBT, less current maturities	186,503	146,550

SENIOR NOTES	150,000	150,000

SENIOR SUBORDINATED NOTES	125,000	125,000

DEFERRED INCOME TAXES and OTHER	25,794	29,551

TOTAL LIABILITIES	673,700	657,250

Minority Interest	4,379	5,164

Common Stock	5,082	5,831

Additional Paid-In Capital	200,306	218,261

Retained Earnings	198,938	241,400

Accumulated Other Comprehensive Income — Foreign Currency Translation	(82,569)	(72,952)

Treasury Stock, 0 and 7,493 shares, respectively, at cost	—	(20,105)

	$999,836	$1,034,849

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30,	OCTOBER 1,	SEPTEMBER 30,	OCTOBER 1,
	2001	2000	2001	2000

Net Sales	$263,108	$336,663	$856,904	$953,606

Cost of Sales	188,583	234,963	610,563	665,695

Gross Profit on Sales	74,525	101,700	246,341	287,911

Selling, General and Administrative Expenses	63,847	76,517	207,136	223,104

Restructuring Charge	62,151	—	62,151	20,095

Operating Income (Loss)	(51,473)	25,183	(22,946)	44,712

Interest Expense	9,243	9,697	28,105	28,815

Other Expense (Income) – Net	281	(306)	556	461

Income (Loss) before Taxes on Income	(60,997)	15,792	(51,607)	15,436

Income Tax (Benefit) Expense	(19,695)	6,033	(16,007)	7,438

Net Income (Loss)	$(41,302)	$9,759	$(35,600)	$7,998

Basic Earnings (Loss) Per Share	$(.83)	$.19	$(.71)	$.16

Diluted Earnings (Loss) Per Share	$(.83)	$.19	$(.71)	$.16

Average Shares Outstanding — Basic	49,758	51,241	49,892	51,503

Average Shares Outstanding — Diluted	49,758	51,620	49,892	51,585

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30,	OCTOBER 1,	SEPTEMBER 30,	OCTOBER 1,
	2001	2000	2001	2000

Net Income (Loss)	$(41,301)	$9,759	$(35,600)	$7,998

Other Comprehensive Income, Foreign Currency Translation Adjustment	6,733	(15,418)	(9,617)	(23,923)

Comprehensive Income (Loss)	$(34,568)	$(5,659)	$(45,217)	$(15,925)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED

	SEPTEMBER 30,	OCTOBER 1,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:	$5,847	$37,580

INVESTING ACTIVITIES:

Capital expenditures	(24,542)	(15,055)

Acquisitions/Divestitures of businesses	—	(31,000)

Other	(12,337)	4,219

	(36,879)	(41,836)

FINANCING ACTIVITIES:

Net borrowing of long-term debt	34,329	19,913

Repurchase of common stock	(2,094)	(4,483)

Dividends paid	(6,866)	(6,955)

	25,369	8,475

Net cash provided by (used for) operating, investing and financing activities	(5,663)	4,219

Effect of exchange rate changes on cash	(644)	(383)

CASH AND CASH EQUIVALENTS:

Net change during the period	(6,307)	3,836

Balance at beginning of period	7,861	2,548

Balance at end of period	$1,554	$6,384

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — CONDENSED FOOTNOTES

         As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to the Company’s year-end financial statements contained in its Annual Report to Shareholders for the fiscal year ended December 31, 2000, as filed with the Commission.

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

NOTE 2 — INVENTORIES

         Inventories are summarized as follows:

	(In thousands)
	September 30,	December 31,
	2001	2000

Finished Goods	$112,155	$101,411

Work in Process	39,795	40,939

Raw Materials	46,430	55,713

	$198,380	$198,063

NOTE 3 — BUSINESS ACQUISITIONS AND DIVESTITURES

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

NOTE 4 — RESTRUCTURING CHARGES

2001 Restructuring

         In the third quarter of 2001, the Company recorded a pre-tax restructuring charge of $62.1 million. The charge reflects: (i) the withdrawal from the European broadloom market; (ii) the consolidation in the Company’s raised/access flooring operations; (iii) the further rationalization of the U.S. broadloom operations; (iv) a worldwide workforce reduction of approximately 838 employees; and (v) the consolidation of certain non-strategic Re:Source Americas operations.

         A summary of the completed and planned restructuring activities as of September 30, 2001 is as follows:

(In Thousands)	U.S.	Europe	Total

Facilities Consolidation	$5,889	$8,685	$14,574

Workforce Reduction	5,266	9,115	14,381

Product Rationalization	15,735	1,070	16,805

Other Impaired Assets	6,997	9,394	16,391

Total	$33,887	$28,264	$62,151

         The restructuring charge is comprised of $21.0 million of cash expenditures for severance benefits and other costs and $41.1 million of non-cash charges, primarily for the write-down of carrying value and disposal of certain assets, including goodwill.

         The termination benefits of $14.4 million, primarily related to severance costs, are a result of aggregate reductions of approximately 838 employees. The staff reductions are expected to be as follows:

	U.S.	Europe	Total

Manufacturing	243	436	679

Selling and Administrative	62	97	159

Total	305	533	838

         The Company anticipates that the restructuring will be completed by the end of the second quarter 2002. The restructuring is expected to yield annual cost savings of approximately $25-30 million.

2000 Restructuring

         During 2000, the Company recorded a pre-tax restructuring charge of $21.0 million. The 2000 restructuring charge reflects: (i) the integration of the U.S. broadloom operations; (ii) the consolidation of certain administrative and back-office functions; (iii) the divestiture of certain non-strategic Re:Source Americas operations; and (iv) the abandonment of manufacturing equipment utilized in the production of discontinued product lines.

         Specific elements of the 2000 restructuring activities, the related costs and current status of the plan are discussed below.

U.S.

         Historically, the Company had operated two manufacturing facilities to produce its Bentley and Prince Street brands of broadloom carpet. These facilities, located in Cartersville, Georgia, and City of Industry, California, had recently been operating at less than full capacity. In the first quarter of 2000, the Company decided to integrate these two facilities to reduce excess capacity. As a result, the facility in Cartersville, Georgia, was closed and the manufacturing operations were relocated and integrated into the facility in City of Industry, California. A charge of $4.1 million was recorded, representing the cost of consolidating these facilities and the reduction of carrying value of the related property and equipment, inventories and other related assets. Additionally, the Company recorded approximately $4.6 million of termination benefits associated with the facility closure.

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

         A summary of the 2000 restructuring activities which were planned as of April 2, 2000 is presented below:

(In Thousands)	U.S.	Europe	Grand Total

Termination Benefits	$4,637	$3,732	$8,369

Impairment of Property, Plant & Equipment	1,750	—	1,750

Facilities Consolidation	2,358	—	2,358

Divestiture of Operations, including Impairment of Intangible Assets	7,618	—	7,618

	$16,363	$3,732	$20,095

         The 2000 restructuring charge was comprised of $11.9 million of cash expenditures for severance benefits and other costs and $8.2 million of non-cash charges, primarily for the write-down of impaired assets.

         The termination benefits of $8.4 million, primarily related to severance costs, resulted from an aggregate reduction of 425 employees through December 31, 2000. The charge for termination benefits and other costs to exit activities incurred during 2000 was reflected as a separately stated charge against operating income. During the fourth quarter of 2000 the Company recorded an additional charge of $.95 million related to the terminations. During the first quarter of 2001, the Company completed the 2000 restructuring plan and the accrued liability was zero at April 1, 2001.

NOTE 5 — STOCK REPURCHASE PROGRAM

         During 1998, the Company adopted a share repurchase program, pursuant to which it was authorized to repurchase up to 2,000,000 shares of Class A Common Stock in the open market through May 19, 2000 (since extended to May 19, 2002). This amount was increased to 4,000,000 during 2000. During the first nine months of 2001, the Company repurchased 280,300 shares of Class A Common Stock under this program, at prices ranging from $6.02 to $9.44 per share. This is compared to the repurchase of 1,177,313 shares of Class A Common Stock at prices ranging from $3.41 to $8.94 during 2000. Total shares purchased under this program are 3,075,113 at prices ranging from $3.41 to $16.78. All treasury stock is accounted for using the cost method. Presently, the Company is restricted from making additional repurchases under the program as a result of a financial covenant in its senior credit facility. When the Company again satisfies the requirement of that financial covenant, the restriction will no longer apply.

         In the third quarter of 2001, the Company redeemed 7,200,000 shares of treasury stock.

NOTE 6 — EARNINGS PER SHARE AND DIVIDENDS

         Basic earnings per share is computed by dividing net income (or loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 49,892,000 shares and 51,503,000 shares outstanding for the nine-month period ended September 30, 2001 and October 1, 2000, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 49,892,000 shares and 51,585,000 shares outstanding for the nine month period ended September 30, 2001 and October 1, 2000, respectively. During the first nine months of 2001, there were vested, unexercised, in the money stock options for 711,000 shares. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

         The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

	(In Thousands Except Per Share Amounts)

		Average
For the Nine-Month		Shares	Earnings
Period Ended	Net Income	Outstanding	Per Share

September 30, 2001	$(35,600)	49,892	$(0.71)

Effect of Dilution:

Options	—	—

Diluted	$(35,600)	49,892	$(0.71)

October 1, 2000	$7,998	51,503	$0.16

Effect of Dilution:

Options	—	82

Diluted	$7,998	51,585	$0.16

NOTE 7 — SEGMENT INFORMATION

         During 1998, the Company adopted SFAS No. 131 which establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker aggregates operating segments based on the type of products produced by the segment. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has two reportable segments: Floorcovering Products/Services and Interior Fabrics. The Floorcovering Products/Services segment manufactures, installs and services commercial modular and broadloom carpet, and the Interior Fabrics segment manufactures panel and upholstery fabrics.

         The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2000, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of interest expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures
Summary information by segment follows:

	Floorcovering	Interior	Other (Includes
(in thousands)	Products/Services	Fabrics	Architectural Products)	Total

Nine Months Ended September 30, 2001

Net sales	$647,625	$158,988	$50,291	$856,904

Depreciation and amortization	22,515	8,652	1,454	32,621

Operating income	(20,578)	2,992	(3,921)	(21,507)

Total assets	764,685	219,689	66,350	1,050,724

Nine Months Ended October 1, 2000

Net sales	$711,588	$187,367	$54,651	$953,606

Depreciation and amortization	21,139	7,419	1,453	30,011

Operating income	27,095	19,264	2,165	48,524

Total assets	834,969	214,216	51,964	1,101,149

         A reconciliation of the Company’s total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

	Nine Months Ended

(in thousands)	September 30, 2001	October 1, 2000
DEPRECIATION AND AMORTIZATION

Total segment depreciation and amortization	$32,621	$30,011

Corporate depreciation and amortization	4,219	3,199

Reported depreciation and amortization	$36,840	$33,210

OPERATING INCOME (LOSS)

Total segment operating income (loss)	$(21,507)	$48,524

Corporate expenses and other reconciling amounts	(1,439)	(3,812)

Reported operating income	$(22,946)	$44,712

ASSETS

Total segment assets	$1,050,724	$1,101,149

Corporate assets and eliminations	(50,888)	(61,116)

Reported total assets	$999,836	$1,040,033

NOTE 8 — LONG-TERM DEBT

         On August 8, 2001, the Company amended its senior credit facility. The amendment, among other things, (i) eased certain financial covenants, including both the Funded Debt Coverage Ratio and the Interest Coverage Ratio, (ii) increased pricing on borrowings to reflect current market conditions, (iii) decreased the revolving credit limit from $300 million to $250 million, and (iv) granted first priority security interests in and liens on all real and personal property of the Company’s domestic subsidiaries, including 100% of the capital stock of the Company’s domestic subsidiaries, and 65% of the capital stock of the Company’s domestically-held foreign subsidiaries.

NOTE 9 — SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

         The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 7.3% senior notes due 2008 and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

STATEMENT OF INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

			(IN THOUSANDS)
Net sales	$648,286	$269,933	$—	$(61,315)	$856,904

Cost of sales	484,587	187,291	—	(61,315)	610,563

Gross profit on sales	163,699	82,642	—	—	246,341

Selling, general and administrative expenses	128,520	60,497	18,119	—	207,136

Restructuring charge	33,387	28,764	—	—	62,151

Operating income (loss)	1,792	(6,619)	(18,119)		(22,946)

Other expense	12,589	5,831	10,241	—	28,661

Income (loss) before taxes on income and equity in income of subsidiaries	(10,797)	(12,450)	(28,360)	—	(51,607)

Income tax (benefit) expense	(5,293)	(2,218)	(8,496)	—	(16,007)

Equity in income of subsidiaries	—	—	(15,736)	(15,736)	—

Net income (loss)	$(5,504)	$(10,232)	$(35,600)	$(15,736)	$(35,600)

BALANCE SHEET
SEPTEMBER 30, 2001

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

			(IN THOUSANDS)
ASSETS

Current Assets:

Cash and cash equivalents	$4,597	$3,704	$(6,747)	$—	$1,554

Accounts receivable	137,543	76,586	(39,314)	—	174,815

Inventories	135,029	63,351	—	—	198,380

Miscellaneous	12,085	27,481	(2,091)	—	37,475

Total current assets	289,254	171,122	(48,152)	—	412,224

Property and equipment less accumulated depreciation	173,954	73,826	17,014	—	264,794

Investment in subsidiaries	95,444	1,807	865,382	(962,633)	—

Excess of cost over net assets acquired	167,922	86,725	1,361	—	256,008

Other assets	7,110	13,554	46,146	—	66,810

	$733,684	$347,034	$881,751	$(962,633)	$999,836

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$39,144	$34,434	$(669)	$—	$72,909

Accrued expenses	47,801	47,419	17,918	—	113,138

Current maturities of long-term debt	(3)	359	—	—	356

Total current liabilities	86,942	82,212	17,249	—	186,403

Long-term debt, less current maturities	6,621	45,632	134,250	—	186,503

Senior notes and senior subordinated notes	—	—	275,000	—	275,000

Deferred income taxes/other	15,007	4,268	6,519	—	25,794

Total liabilities	108,570	132,112	433,018	—	673,700

Minority interests	—	4,379	—	—	4,379

Redeemable preferred stock	57,891	—	—	(57,891)	—

Common stock	94,145	102,199	5,082	(196,344)	5,082

Additional paid-in capital	191,411	12,525	200,306	(203,936)	200,306

Retained earnings	282,765	161,709	254,929	(500,465)	198,938

Foreign currency translation adjustment income	(1,098)	(65,890)	(11,584)	(3,997)	(82,569)

	$733,684	$347,034	$881,751	$(962,633)	$999,836

STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2001

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

			(IN THOUSANDS)
Net cash provided by (used for) operating activities	$19,676	$3,510	$(17,339)	$—	$5,847

Cash flows from investing activities:

Purchase of plant and equipment	(20,408)	(2,014)	(2,120)	—	(24,542)

Acquisitions, net of cash acquired	—	—	—	—	—

Other assets	(4,028)	(5,944)	(2,365)	—	(12,337)

Net cash provided by (used for) investing activities	(24,436)	(7,958)	(4,485)	—	(36,879)

Cash flows from financing activities:

Net borrowings (repayments)	4,888	4,843	24,598	—	34,329

Proceeds from issuance/ repurchase of common stock	—	—	(2,094)	—	(2,094)

Cash dividends paid	—	—	(6,866)	—	(6,866)

Net cash provided by (used for) financing activities	4,888	4,843	15,638	—	25,369

Effect of exchange rate change on cash	—	(644)	—	—	(644)

Net increase (decrease) in cash	128	(249)	(6,186)	—	(6,307)

Cash at beginning of period	4,469	3,953	(561)	—	7,861

Cash at end of period	$4,597	$3,704	$(6,747)	$—	$1,554

NOTE 10 — NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (entitled “Business Combinations”) and SFAS No. 142 (entitled “Goodwill and Other Intangible Assets”). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each accounting standard which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on December 31, 2001 (the first day of fiscal year 2002). The Company expects that the adoption of these accounting standards will result in certain of its intangibles being subsumed into goodwill and will have the impact of reducing its amortization of goodwill and intangibles commencing December 31, 2001; however, impairment reviews may result in future periodic write-downs.

         In June 2001, the FASB also issued SFAS No. 143 (entitled “Accounting for Asset Retirement Obligations”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 in the fiscal year beginning December 30, 2002 and is still evaluating the effect on the Company’s financial position.

         In October 2001, the FASB issued SFAS No. 144 (entitled “Accounting for the Impairment or Disposal of Long-Lived Assets”). SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. The standard requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The standard also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the fiscal year beginning December 31, 2001 and has determined that adoption will not have a material effect on its financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed in the Safe Harbor Compliance Statement for Forward-Looking Statements included as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which discussion is hereby incorporated by reference, including but not limited to the discussion of specific risks and uncertainties under the headings “Strong Competition: The Company competes with a large number of other manufacturers in the highly competitive commercial floorcovering products market, and certain of these competitors have financial resources in excess of the Company’s,” “Cyclical Nature of Industry: Sales of the Company’s principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings,” “Reliance on Key Personnel: The Company’s continued success depends to a significant extent upon the efforts, abilities and continued service of its senior management executives and its design consultants,” “Risks of Foreign Operations: The Company’s substantial international operations are subject to various political, economic and other uncertainties, such as foreign currency exchange restrictions,” “Control of Election of a Majority of Board: The Company’s Chairman, together with other insiders, currently has sufficient voting power to elect a majority of the Board of Directors of the Company,” “Reliance on Petroleum-Based Raw Materials: Large increases in the cost of petroleum-based raw materials, which the Company is unable to pass through to its customers, could adversely affect the Company,” “Reliance on Third Party for Supply of Fiber: Unanticipated termination or interruption of the Company’s arrangement with its primary third-party supplier of synthetic fiber could have a material adverse effect on the Company,” “Restrictions Due to Substantial Indebtedness: The Company’s indebtedness, which is substantial in relation to its shareholders’ equity, requires the Company to dedicate a substantial portion of its cash flow from operations to service debt and governs certain other activities of the Company,” and “Anti-Takeover Effects of Shareholder Rights Plan: The Company’s Rights Agreement, which is triggered if a third party acquires (without the consent of the Company) beneficial ownership of 15% or more of the Common Stock of the Company, could discourage tender offers or other transactions that would result in shareholders receiving a premium over the market price for the Common Stock.” The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

         The Company’s revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics, architectural products and other specialty products. During the nine month period ended September 30, 2001, the Company had revenues of $856.9 million and net loss (after giving effect to the third quarter 2001 restructuring charge) of $35.6 million, or ($0.70) per diluted share, compared to revenues of $953.6 million and net income (after giving effect to the year 2000 restructuring charge) of $8.0 million, or $0.16 per diluted share, in the comparable period last year.

         In the third quarter of 2001, the Company recorded a pre-tax restructuring charge of $62.1 million. The charge reflects: (i) the withdrawal from the European broadloom market; (ii) the consolidation in the Company’s raised/access flooring operations; (iii) the further rationalization of the U.S. broadloom operations; (iv) a worldwide workforce reduction of approximately 838 employees; and (v) the consolidation of certain non-strategic Re:Source Americas operations. The restructuring charge is comprised of $21.0 million of cash expenditures for severance benefits and other costs and $41.1 million of non-cash charges, primarily for the write-down of carrying value and disposal of certain assets, including goodwill. The Company anticipates that the restructuring will be completed by the end of the second quarter 2002. The restructuring is expected to yield annual cost savings of approximately $25-30 million.

Results of Operations

         For the nine-month period ended September 30, 2001, the Company’s net sales decreased $96.7 million (10.0%) compared with the same period in 2000. The decrease was primarily attributable to (i) the decline of panel fabric sales to certain OEM furniture manufacturers as a result of reduced demand in the commercial interiors market, (ii) poor macroeconomic conditions, and (iii) reduced demand for steel panel products made by the Company’s architectural products division.

         Cost of sales, as a percentage of net sales, were flat at 71.0% for the nine-month period ended September 30, 2001, compared to 71.0% in the comparable period in 2000.

         Selling, general and administrative expenses, as a percentage of net sales, increased to 24.1% for the nine month period ended September 30, 2001, compared to 23.4% in the same period in 2000. Despite the slight increase in selling, general and administrative expenses as a percentage of sales, those expenses in absolute dollars have declined slightly as a result of cost-cutting initiatives and other restructuring activities.

         For the nine-month period ended September 30, 2001, interest expense decreased $.7 million compared to the same period in 2000, due primarily to lower LIBOR interest rates.

Liquidity and Capital Resources

         On August 8, 2001, the Company amended its senior credit facility. The amendment, among other things, (i) eased certain financial covenants, including both the Funded Debt Coverage Ratio and the Interest Coverage Ratio, (ii) increased pricing on borrowings to reflect current market conditions, (iii) decreased the revolving credit limit from $300 million to $250 million, and (iv) granted first priority security interests in and liens on all real and personal property of the Company’s domestic subsidiaries, including 100% of the capital stock of the Company’s domestic subsidiaries, and 65% of the capital stock of the Company’s domestically-held foreign subsidiaries.

         The Company’s primary source of cash during the nine months ended September 30, 2001 was $34.3 million from long-term debt financing. The primary uses of cash during the nine month period ended September 30, 2001 were (i) the reduction of accounts payable and accrued expenses, (ii) $24.5 million for additions to property and equipment in the Company’s manufacturing facilities, and (iii) stock repurchases and dividends. Management believes that cash provided by operations and long-term loan commitments (including the amended senior credit facility) will provide adequate funds for current commitments and other requirements in the foreseeable future; however, those factors discussed under the headings “Cyclical Nature of the Industry,” “Strong Competition,” “Risks of Foreign Operations,” “Reliance on Petroleum-Based Raw Materials,” and “Reliance on Third Party for Supply of Fibers,” in particular, in Exhibit 99.1 could affect the Company’s free cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a result of the scope and volume of its global operations, the Company is exposed to an element of market risk from changes in interest rates and foreign currency exchange rates. The Company’s results of operations and financial condition could be impacted by this risk. The Company manages its exposure to market risk through its regular operating and financial activities and, to the extent appropriate, through the use of derivative financial instruments.

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

         Interest Rate Market Risk Exposure. Changes in interest rates affect the interest paid on certain of the Company’s debt. To mitigate the impact of fluctuations in interest rates, management of the Company has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. The Company maintains the fixed/variable rate mix within these parameters either by borrowing on a fixed-rate basis or entering into interest rate swap transactions. In the interest rate swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR.

         At September 20, 2001, the Company had utilized interest rate swap agreements to effectively convert approximately $125 million of fixed rate debt into variable rate debt. The Company anticipates that for the remainder of fiscal 2001 it will not utilize swap agreements or other derivative financial instruments to convert variable rate to fixed rate debt, or vice versa.

         Foreign Currency Exchange Market Risk Exposure. A significant portion of the Company’s operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the U.S., Canada, England, Northern Ireland, the Netherlands, Australia and Thailand, and sells its products in more than 100 countries. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company’s operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the euro, British pound sterling, Canadian dollar, Australian dollar, Thai bath, and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice-versa. Additionally, to the extent the Company’s foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the U.S., exchange rate changes between two foreign currencies could ultimately impact the Company. Finally, because the Company reports in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations can have a translation impact on the Company’s financial position.

         To mitigate the short-term effect of changes in currency exchange rates on the Company’s sales denominated in foreign currencies, the Company regularly hedges by entering into currency swap contracts to hedge certain firm sales commitments denominated in foreign currencies. In these currency swap agreements, the Company and a counterparty financial institution exchange equal initial principal amounts of two currencies at the spot exchange rate. Over the term of the swap contract, the Company and the counterparty exchange interest payments in their swapped currencies. At maturity, the principal amount is reswapped, at the contractual exchange rate.

         The Company, as of September 30, 2001, recognized a $9.6 million increase in its foreign currency translation adjustment account compared to December 31, 2000 because of the weakening of certain currencies against the U.S. dollar and the transition to the euro as the local reporting currency in Europe.

         Sensitivity Analysis. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company’s market sensitive instruments.

         To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at September 30, 2001. The market values that result from these computations are compared with the market values of these financial instruments at September 30, 2001. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

         As of September 30, 2001, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company’s fixed rate long-term debt would be impacted by a net decrease of $14.4 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s fixed rate long-term debt of $14.3 million. At December 31, 2000, a 150 basis point movement would have resulted in the same approximate changes.

         As of September 30, 2001, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the Company’s financial instruments of $1.3 million or an increase in the fair value of the Company’s financial instruments of $1.1 million. At December 31, 2000, a 10% movement would have resulted in the same changes. As the impact of offsetting changes in the fair market value of the Company’s net foreign investments is not included in the sensitivity model, these results are not indicative of the Company’s actual exposure to foreign currency exchange risk.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Collins & Aikman Litigation. On July 23, 1998, Collins & Aikman Floorcoverings, Inc. (“CAF”) — in the wake of receiving “cease and desist” letters from Interface demanding that CAF cease manufacturing certain carpet products that Interface believes infringe upon certain of its copyrighted product designs — filed a lawsuit against Interface asserting that certain of the Company’s products, primarily its Caribbean™ design product line, infringed on certain of CAF’s alleged copyrighted product designs. The lawsuit, which is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:98-CV-2069, sought injunctive relief and claimed unspecified monetary damages. The lawsuit also asserts other claims against the Company and certain other parties, including for alleged tortious interference by the Company with CAF’s contractual relationship with the Roman Oakey, Inc. design firm, now known as David Oakey Designs, Inc.

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

         On March 31, 2000, the Court granted partial summary judgment to the Company and David Oakey Designs on all but one of CAF’s copyright claims, holding that David Oakey, not CAF, owned the designs that were the basis of those claims. On the remaining copyright claim, which involves the Company’s very successful Caribbean product (and some derivatives), the Court denied both the Company’s and CAF’s motions for partial summary judgment, and also denied, without a hearing, CAF’s motion for preliminary injunction on this claim. The Court ordered the parties back into mediation and stayed all activity in the case pending its completion. The mediation was held on May 23-24, 2001. The case did not settle at that time, but meaningful settlement discussions have been continuing. If the case is not resolved, discovery will resume on the remaining claims in this case, including CAF’s tort claims and the Company’s and David Oakey’s copyright infringement claims against CAF.

         The Company’s insurers denied defense and indemnity coverage related to this matter under the Company’s insurance policies, which annually would otherwise provide up to $100 million of coverage. On June 8, 1999, the Company filed suit against the insurers to challenge that denial. That lawsuit is pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:99-CV-1485. On January 20, 2000, the Company filed a motion for partial summary judgment to enforce the insurer’s obligation to defend the Company against the claims by CAF. The insurer cross-moved for summary judgment on this issue. On August 15, 2000, the Court granted the Company’s motion and denied the insurers’ cross-motion, ordering the insurers to pay the Company’s costs of defense in this action to date, and to pay these costs going forward. The insurers have begun complying with this order. These motions did not address the insurers’ obligation to indemnify the Company in the event of a finding of liability against the Company.

         Both the CAF infringement lawsuit and the Company’s insurance coverage lawsuit involve complex legal and factual issues, and while the Company believes strongly in the merits of its legal positions, it is impossible to predict with accuracy the outcome of either such litigation matter at this stage. If current settlement discussions are not successfully completed, the Company intends to continue its aggressive pursuit of its positions in both actions.

         Tate Litigation. On August 24, 2000, Tate Access Floors, Inc. (“Tate”) filed suit against the Company’s raised/access flooring subsidiary, Interface Architectural Resources, Inc. (“IAR”), alleging that a feature of IAR’s Bevel Edge flooring panel infringes a patent held by Tate. On November 3, 2000, Tate filed a motion seeking a preliminary injunction to require IAR to cease manufacturing the Bevel Edge product pending resolution of the suit on the merits. On March 9, 2001, the court entered a preliminary injunction which permits IAR to continue producing and selling its current trimless flooring panel product, but which limits its ability to resume producing the previously abandoned Bevel Edge product configuration. IAR has appealed the preliminary injunction order to the Federal Circuit Court of Appeals. The United States Patent and Trademark Office has granted IAR’s request for re-examination of the Tate patent. The Company believes that IAR’s Bevel Edge product does not infringe the Tate patent, that the Tate patent should be held invalid due to prior existing art, and that IAR’s defenses to this action are meritorious. The Company intends to defend this action vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

         As announced by the Company in connection with its earnings release for the third quarter of 2001, the Board of Directors has declared a quarterly cash dividend of $0.015 per share payable November 22, 2001 to shareholders of record as of November 9, 2001, which is a reduction from the previous quarterly dividend of $0.045 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Restated Articles of Incorporation (included as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 5, 1998, previously filed with the Commission and incorporated herein by reference)

3.2	Bylaws, as amended and restated (included as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2001, previously filed with the Commission and incorporated hereby by reference)

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of Common Stock of the Company.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

4.2	Rights Agreement between the Company and Wachovia Bank, N.A., dated as of March 4, 1998, with an effective date of March 16, 1998 (included as Exhibit 10.1A to the Company’s registration statement on Form 8-A/A dated March 12, 1998, previously filed with the Commission and incorporated herein by reference)

4.3	Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2005, dated as of November 15, 1995, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank of Georgia, as Trustee (included as Exhibit 4.1 to the Company’s registration statement on Form S-4, File No. 33-65201, previously filed with the Commission and incorporated herein by reference); and Supplement No. 1 to Indenture, dated as of December 27, 1996 (included as Exhibit 4.2(b) to the Company’s Annual Report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference)

4.4	Form of Indenture governing the Company’s 7.3% senior notes due 2008, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as trustee (included as Exhibit 4.1 to the Company’s registration statement on Form S-3/A, File No. 333-46611, previously filed with the Commission and incorporated herein by reference)

10.1	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of December 19, 2000, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, SunTrust Bank and Bank One, NA.

10.2	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of August 8, 2001, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, SunTrust Bank and Bank One, NA.

10.3	Fourth Amendment to Receivables Purchase Agreement, dated as of August 6, 2001, among the Company (and Interface Securitization Corporation), Jupiter Securitization Corporation and Bank One, NA.

10.4	Fourth Amendment to Employment Agreement of Ray C. Anderson dated July 24, 2001.

10.5	Fourth Amendment to Change in Control Agreement of Ray C. Anderson dated July 24, 2001.

(b)  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 14, 2001	By:	/s/ Patrick C. Lynch

Patrick C. Lynch Vice President (Principal Financial Officer)