Form 10-K405
period 2001-12-30
INTERFACE INC
filed 2002-03-28
CIK 715787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                          COMMISSION FILE NO.: 0-12016

                                INTERFACE, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                     GEORGIA                                            58-1451243
               --------------------                          -------------------------------
             (State of incorporation)                      (I.R.S. Employer Identification No.)
              2859 PACES FERRY ROAD
                    SUITE 2000
                 ATLANTA, GEORGIA
        ---------------------------------                                 30339
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 20, 2002 (assuming conversion of Class B Common Stock into Class A Common Stock): $277,846,692 (45,925,073 shares valued at the last sales price of $6.05 on March 20, 2002). See Item 12.

    Number of shares outstanding of each of the registrant's classes of Common Stock, as of March 20, 2002:

CLASS                                                            NUMBER OF SHARES
-----                                                            ----------------
Class A Common Stock,
$0.10 par value per share...................................        43,793,180

Class B Common Stock,
$0.10 par value per share...................................        7,031,347

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are a global manufacturer, marketer, installer and servicer of products for the commercial and institutional interiors market with a strong presence in the following market segments:

     - Modular carpet;

     - Broadloom carpet;

     - Floorcovering services;

     - Interior panel fabrics;

     - Upholstery fabrics; and

     - Raised/Access flooring.

With a market share of approximately 35%, we are the worldwide leader in the modular carpet segment. Our Bentley(R) and Prince Street(R) brands are leaders in the high quality, designer-oriented sector of the broadloom carpet segment. We provide specialized carpet replacement, installation and maintenance services through our Re:Source Americas service network. Our Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share in excess of 50%, and the leading U.S. manufacturer of contract upholstery sold to office furniture manufacturers and contract jobbers, with a U.S. contract upholstery market share of approximately 35%. Our specialty products operations produce raised/access flooring systems (for which we are the second largest U.S. manufacturer), antimicrobial additives, adhesives and other specialty chemical compounds and products. These complementary product offerings, together with an integrated marketing philosophy, enable Interface to take a "total interior solutions" approach to serving the diverse needs of our customers around the world.

     We market products in over 100 countries around the world under such established brand names as Interface(R), Heuga(R), Bentley and Prince Street in modular carpet; Bentley and Prince Street in broadloom carpet; Guilford of Maine(R), Stevens Linen(TM), Toltec(R), Intek(R), Chatham(R), Camborne(TM) and Glenside(TM) in interior fabrics and upholstery products; Intersept(R) in antimicrobials; and C-Tec(R), Atlantic(TM) and Intercell(R) in raised/access flooring systems. We utilize an internal marketing and sales force of over 1,000 experienced personnel stationed at over 75 locations in over 30 countries, to market our products and services in person to our customers. This sales force is one of the largest sales forces in the global commercial floorcovering industry. Our principal geographic markets are the Americas (69% of 2001 net sales), Europe (27% of 2001 net sales) and Asia-Pacific (4% of 2001 net sales).

     For 2001, we had net sales and net loss (including a nonrecurring pre-tax restructuring charge of approximately $65.1 million) of $1.104 billion and $36.3 million, respectively. Net sales consisted of sales of floorcovering products and related services ($833.8 million), interior fabrics sales ($209.9 million) and raised/access flooring and other specialty product sales ($60.2 million), accounting for 75.5%, 19.0% and 5.5% of total net sales, respectively.

OUR STRENGTHS

     Our dominant market positions reflect our principal strengths, which include:

     Preeminent Brand Names with Reputation for Quality and Reliability. Our products are known in the industry for their high quality and reliability. Our preeminent brand names in carpets, interior fabrics and raised/access flooring systems are leaders in the industry. In a 2000 survey of interior designers published in the Floor Focus industry publication, an Interface company was ranked first in each of the five survey categories of carpet design, quality, value, service, and performance. In addition, an Interface company ranked first and second in the category of "best overall business experience" for carpet companies in this survey. On the international front, Heuga is one of the preeminent brand names in carpet tiles for commercial and institutional use worldwide. Guilford of Maine, Chatham and Camborne are leading brand names in their respective markets for interior fabrics. Interface Architectural Resources' TecCrete(R) brand is a leading brand in the raised/access flooring market.

     Strong Free Cash Flow Generation. We have structured our principal businesses to yield high contribution margins. As a result of our historical investments in global manufacturing capabilities and mass customization techniques and facilities, and our sustained initiatives to reduce costs and enhance operating efficiencies throughout our supply and production chain, we are positioned to derive substantially increased cash flows from operations. We have the current capacity, without significant capital expenditures, to increase production levels to handle higher demand for our products, which may result from either or both of (i) improved economic conditions and (ii) the expansion of our business in non-corporate segments that is being driven by the increasing acceptance of modular products. The consolidation and integration of varied operating, manufacturing and administrative functions, along with the workforce reductions and other initiatives reflected in our 2000 and 2001 restructuring charges, contribute to this strength. They are expected to yield future annual savings of approximately $25 million. We are continuing additional phases of these initiatives and implementing new ones to further enhance our cash flow potential.

     Innovative Product Design and Development Capabilities. Our product design and development capabilities give us a significant competitive advantage. We have an exclusive consulting contract with the leading design firm David Oakey Designs, Inc. This relationship augments our internal research, development and design staff. Since engaging Oakey Designs in 1994, we have introduced more than 135 new carpet designs in the U.S. and have enjoyed considerable success in winning U.S. carpet industry design awards bestowed by the International Interior Design Association (IIDA), particularly in the carpet tile division. Oakey Designs' services have been extended to our international carpet operations, and we expect to continue to introduce more new designs to our international customers in the near future. We also have a consulting contract with the design firm Suzanne Tick, Inc., which is affiliated with award-winning carpet manufacturer Tuva Looms, Inc., to steward and design our Prince Street brand broadloom carpets.

     Low-Cost Global Manufacturing Operations. Our global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers that require products and services at various locations around the world. Global manufacturing locations enable us to compete effectively with local producers in our international markets, while also giving international customers more favorable delivery times and freight costs. Our capital investment program to consolidate and modernize the yarn manufacturing operations of our Fabrics Group has resulted in significant efficiencies and cost savings, as well as the capability to produce new products and enter new markets. In addition, these investments have allowed us to respond to a shift in demand towards lighter-weight, less expensive fabrics by original equipment manufacturer (OEM) panel fabric customers.

     Established Customer and Design Community Relationships. We focus our sales efforts at the design phase of commercial projects. Our dedicated sales and marketing personnel, who number over 1,000 in over 30 countries worldwide, cultivate relationships with the owners and users of the facilities involved in the projects as well as with architects, engineers, interior designers and contracting firms who are directly involved in specifying products and often make or significantly influence purchasing decisions. In all of our sales efforts, we emphasize our product design and styling capabilities. We also emphasize our ability to provide creative, high-value solutions to our customers' needs. Our marketing and sales personnel are also available as a technical resource for our customers, both with respect to product maintenance and service as well as design matters.

     Experienced and Motivated Management and Sales Force. An important component of our competitive position is the continued strengthening of our management team and its commitment to developing and maintaining an enthusiastic and accountable work force. We have a team of skilled and dedicated executives to guide our continued growth, diversification, and management of our financial position. Our executives and sales and marketing forces are also highly motivated by incentive programs designed to promote performance in strategic areas. In addition, we have made substantial investments in training and educating our approximately 6,500 employees worldwide. In both 1998 and 1999, Fortune magazine rated Interface as one of the top 100 employers in the U.S. on the strength of our commitment to our employees. Fortune also has rated Interface one of the "10 Most Admired Companies" in our industry category.

BUSINESS STRATEGY AND PRINCIPAL INITIATIVES

     Our corporate strategy is to continue the diversification and integration of our business, on a sustainable basis, worldwide. We have achieved diversification by both developing products internally and acquiring complementary product lines and businesses in the commercial and institutional interiors field. As usages and demand for modular carpet continue to increase in all areas of the commercial market, we seek to leverage our dominant position in the modular carpet segment to increase diversification. We are continuing to integrate our business by identifying and developing additional synergies and operating efficiencies among our products and global businesses. In implementing this strategy, we are pursuing the following principal strategic initiatives:

     Expand Markets for Modular Products. Our management believes that modular carpet continues to take share away from other floorcovering products across most markets. In response to such increased acceptance of and demand for modular products, we are leveraging our position as the worldwide leader in the modular carpet market, with a share of approximately 35%, to drive sales in all market sectors. The growing use of open plan interiors and modern office arrangements has encouraged the use of carpet tile generally. Our established global brands for modular carpet are leaders with respect to design, quality, value and performance. We have also produced a specially adapted version of our carpet tile for healthcare facilities, and we will seek to use our mass customization capabilities to develop and produce efficiently other innovative modular products to address specialized customer needs in other non-corporate segments.

     Increase Sales in Less Cyclical Market Segments. In both our floorcoverings and fabrics businesses, we are focusing more of our marketing and sales efforts on non-corporate segments in order to capture attractive market share opportunities and also to reduce our future exposure to certain economic cycles that affect the corporate segment more adversely. These other segments include retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers and home office space. In order to implement this strategy, we have:

     - introduced specialized product offerings tailored to the unique demands of these segments, including specific designs, functionalities and price points;

     - created a sales force dedicated to penetrating these segments at a high level; and

     - realigned incentives for our corporate segment sales force generally in order to encourage their efforts to penetrate these other segments, including paying higher commissions for sales in these segments relative to the corporate segment.

     De-leverage Our Balance Sheet. One of our objectives is to use the strong free cash flow generation capability of our business to repay our existing debt more rapidly and strengthen our financial position. Certain of our ongoing initiatives, which have already reduced our operating costs structure, are expected to yield future annual cost savings of approximately $25 million. Our existing capacity to increase production levels without significant capital expenditures will facilitate our generation of additional free cash flow when demand for our products rises as a result of improved economic conditions generally or expansions of our business from other strategic initiatives we have implemented. We will continue our existing initiatives, and we expect to implement new ones such as our supply chain enhancement program, to reduce costs further and enhance free cash flow generation.

     Maximize Global Marketing and Manufacturing Capabilities. We will continue to use the complementary nature of our product lines to offer "total interior solutions" to our customers worldwide to meet their diverse needs for products and services. We combine our global marketing and manufacturing capabilities to target multinational companies successfully and compete effectively in local markets worldwide. We have a 12-person global accounts team with responsibility for our largest multinational customers and prospects, and we have established a web-based communications network to serve those multinational customers better.

     Advance Ecological Sustainability Programs. In 1995, we began a worldwide war-on-waste initiative referred to internally as "QUEST". The war on waste is part of our broader EcoSense initiative, which is our long-range program to achieve greater resource efficiency and, ultimately, ecological
"sustainability" -- that is, the point at which Interface is no longer a net "taker" from the earth -- with the goal of becoming the first "restorative" company. One example of a product developed under this initiative is the line of fabrics manufactured from recycled, recyclable or compostable materials under the Terratex(R) brand. We believe that our pursuit of our goals under this initiative provides a competitive advantage in marketing our products to an increasing number of customers.

FLOORCOVERING PRODUCTS/SERVICES

PRODUCTS

     Interface is the world's largest manufacturer and marketer of modular carpet with a global market share of approximately 35%. Modular carpet includes carpet tile and two-meter roll goods. We also manufacture and sell broadloom carpet, which generally consists of tufted carpet sold primarily in twelve-foot rolls, under the Bentley and Prince Street brands. Our broadloom operations focus on the high quality, designer-oriented sector of the U.S. and U.K. broadloom carpet markets. We also offer a vinyl hard flooring product in Europe under the brand Scan-Lock(TM).

     Modular Carpet. Marketed under the established leading global brands Interface and Heuga, and more recently under the Bentley and Prince Street brands, our modular carpet system utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 square centimeters) or rectangles to produce a floorcovering which combines the appearance and texture of broadloom carpet with the advantages of a modular carpet system. According to a 2000 survey of 250 interior designers published in the Floor Focus industry publication, our Interface brand was rated number one among modular and broadloom brands for carpet design, quality, value and performance and was rated second only to our own Bentley brand in service in the U.S.

     The growing use of open plan interiors and modern office arrangements utilizing demountable, movable partitions and modular furniture systems has encouraged the use of carpet tile, as compared to other soft surface flooring products. Our GlasBac(R) technology employs a unique, fiberglass-reinforced polymeric composite backing that allows tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners. We also make carpet tiles with a GlasBacRe(TM) backing containing post-industrial and/or post-consumer recycled materials.

     Our carpet tile has become popular for a number of reasons. First, carpet tile incorporating this reinforced backing may be easily removed and replaced, permitting rearrangement of office partitions and modular furniture systems without the inconvenience and expense associated with removing, replacing or repairing other soft surface flooring products, including broadloom carpeting. Because a relatively small portion of a carpet installation often receives the bulk of traffic and wear, the ability to rotate carpet tiles between high traffic and low traffic areas and to selectively replace worn tiles can significantly increase the average life and cost efficiency of the floorcovering. In addition, carpet tile facilitates access to sub-floor telephone, electrical, computer and other wiring by lessening disruption of operations. It also eliminates the cumulative damage and unsightly appearance commonly associated with frequent cutting of conventional carpet as utility connections and disconnections are made. Finally, modular carpet partners well with our raised/access flooring which enables under-the-floor cable management and air delivery systems. We believe that, within the overall floorcovering market, the worldwide demand for modular carpet is increasing as more customers recognize these advantages.

     We use a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities. These varieties are designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors -- particularly offices, healthcare facilities, airports, educational and other institutions, and retail facilities. Our carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information. While we continue to manufacture and sell a substantial portion of our carpet tile in standard styles, an increasing percentage of our modular carpet sales is custom or made-to-order product designed to meet customer specifications.

     In addition to general uses of our carpet tile, we produce and sell a specially adapted version of our carpet tile for the healthcare facilities market. Our carpet tile possesses characteristics -- such as the use of the Intersept antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns -- which make it suitable for use in these facilities in place of hard surface flooring.

     We also manufacture and sell two-meter roll goods that are structure-backed and offer many of the advantages of both carpet tile and broadloom carpet. These roll goods are often used in conjunction with carpet tiles to create special design effects. Our current principal customers for these products are in the education, healthcare and government sectors. We believe, however, that the demand for two-meter roll goods is increasing generally within the commercial and institutional interiors market and expect our U.S. sales of two-meter roll goods to track any increases in demand in the future.

     Broadloom Carpet. We maintain a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and short production and delivery times with a marketing strategy aimed at interior designers, architects and other specifiers. Our Bentley Mills designs emphasize the dramatic use of color, while unique, multi-dimensional textured carpets with a hand-tufted look are the hallmark of Prince Street's broadloom products. We hired the design firm Suzanne Tick, Inc., affiliated with award-winning carpet manufacturer Tuva Looms, Inc., to advance our Prince Street brand broadloom carpets. The Prince Street and Bentley brands were rated among the top brands for carpet design in the U.S., according to a 2000 survey of interior designers published in the Floor Focus industry publication.

     Resilient Textile Flooring. In 1999, we beta-tested Solenium(R) resilient textile flooring, a new category of product which combines the functional and aesthetic benefits of resilient flooring and carpet. Solenium is highly stain-resistant and has carpet-like softness, but in appropriate applications is as easy to maintain as vinyl flooring. Solenium is manufactured using one-third less material and energy than carpet and is designed to be completely recyclable. We believe Solenium fills an unmet need within healthcare, retail and education markets and plan to re-launch the product, targeting those markets, in 2002. We have also recently introduced Hopi(TM) resilient textile flooring in addition to the Wabi(R) and Sabi(TM) brand floorings that we also offer.

SERVICES

     We provide commercial carpet installation services through the Re:Source(R) service provider network. The network in the U.S. includes owned and affiliated commercial floorcovering contractors strategically located in approximately 110 locations covering most of the major metropolitan areas of the United States. We also offer these services through the largest single carpet distributor in Australia. We have worked to strengthen our alliances with contractors in Europe so that we may also offer turnkey services to our European carpet customers. The network allows us to:

     - monitor and enhance customer satisfaction throughout the product ownership cycle;

     - reduce our cost of selling by bolstering efforts of sales representatives at the mill level with local contractor-level support;

     - expand into new market segments;

     - improve pricing for our products; and

     - achieve efficiencies by augmenting administrative functions of contractors.

     The Re:Source Americas service network also provides carpet maintenance services using our Re:Source Floor Care(TM) maintenance system. This system includes a custom-engineered maintenance methodology and a line of cleaning chemicals manufactured by Interface Americas Re:Source Technologies, Inc. In Europe, we re-launched the European version of the maintenance program, IMAGE(TM), in which we license selected independent service contractors to provide carpet maintenance services.

     The Re:Source Americas service network also provides carpet replacement services using its Renovisions(R) process. This process utilizes patented lifting equipment and specialty tools to lift office equipment and modular workstations in place, permitting the economical replacement of existing carpet with virtually no disruption of the customer's business. Other proprietary products facilitate the movement of file cabinets, office furniture, and even complete workstations, avoiding the inefficiency and disruption associated with unloading and dismantling these items.

     Finally, the Re:Source Americas service network provides a channel for delivery of a variety of additional services and products that we offer, including furniture moving and installation, furniture refurbishment, project management, maintenance, carpet reclamation and recycling through our Re:Entry(R) reclamation system, adhesives manufactured by Re:Source Technologies, specialty products manufactured by Pandel, Inc. and raised/access flooring systems manufactured by Interface Architectural Resources, Inc. We have worked diligently over the past several years to increase the operating efficiencies of this network and believe that we are now able to take advantage of the contractor infrastructure to our benefit.

MARKETING AND SALES

     We traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. We emphasize sales to the commercial office segment, both new construction and renovation, as well as to other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers and home office space. We intend to focus more on these latter segments in the future in order to achieve a higher balance of sales in those areas relative to the commercial office segment, which could lessen the effects on us from certain economic cycles. Our marketing efforts are enhanced by the well-known brand names of our carpet products, including Interface and Heuga brands in modular carpet and Bentley and Prince Street in broadloom carpet. Our exclusive consulting agreement with premier design firm Oakey Designs has enabled us to introduce more than 135 new carpet designs in the U.S. alone since 1994. Under the stewardship of Oakey Designs, we recently introduced rectangular modular carpet under the Prince Street brand and traditionally-sized carpet tile under the Bentley brand to further expand our modular carpet offerings.

     An important part of our marketing and sales efforts involves the preparation of custom-made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles to meet the customer's particular needs. Our mass customization initiative simplified our carpet manufacturing operations, which significantly improved our ability to respond quickly and efficiently to requests for samples. The turnaround time for us to produce made-to-order carpet samples to customer specifications has been reduced from an average of 30 days to less than four days, and the average number of carpet samples produced per month has increased 10 fold since the mid 1990s. This sample production ability has significantly enhanced our marketing and sales efforts and has increased our volume of higher margin custom or made-to-order sales. In addition, through our website www.thesamplecenter.com, we have made it easier than ever to view and request samples of our products.

     We primarily use our internal marketing and sales force to market our carpet products. We also rely on contractors in our Re:Source Americas service network to bolster our sales efforts. In order to implement our global marketing efforts, we have product showrooms or design studios in the United States, Canada, Mexico, Brazil, England, France, Germany, Spain, Norway, the Netherlands, Australia, Japan and Singapore. We expect to open offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

MANUFACTURING

     We manufacture carpet in two locations in the United States and at facilities in the Netherlands, the United Kingdom, Canada, Australia and Thailand. We also produce Solenium resilient textile flooring in the United States and the United Kingdom and manufacture vinyl flooring in the United Kingdom.

     Historically, we operated two U.S. broadloom manufacturing facilities to produce our Bentley and Prince Street broadloom brands. These facilities, which were located in City of Industry, California and Cartersville, Georgia, have operated at less than full capacity. In 2000, we moved the manufacturing operations for our Prince Street brand from Cartersville, Georgia and integrated them into our City of Industry, California facility, which had produced our Bentley brand products, in order to reduce excess capacity and increase capacity utilization. The operations, as combined, now function under the corporate name Bentley Prince Street.

     Having foreign manufacturing operations enables us to supply our customers with carpet from the location offering the most advantageous delivery times, exchange rates, duties and tariffs, and freight expense and enhances our ability to develop a strong local presence in foreign markets. We believe that the ability to offer consistent products and services on a worldwide basis at attractive prices is an important competitive advantage in servicing multinational customers seeking global supply relationships. We will consider additional locations for manufacturing operations in other parts of the world as necessary to meet the demands of customers in international markets.

     In the mid 1990s, we implemented a manufacturing plan in which we substantially standardized our worldwide manufacturing procedures. In connection with the implementation of this plan, we adopted global standards for our tufting equipment, yarn systems and product styling and changed our standard carpet tile size from 18 square inches to 50 square centimeters. We believe that changing our standard carpet tile size has allowed us to reduce operational waste and fossil fuel energy consumption and to offer consistent product sizing for our global customers.

     The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, West Yorkshire, England, Northern Ireland, Australia, the Netherlands, Canada and Thailand are certified under ISO 14001.

     Our significant international operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, foreign exchange restrictions, changing political conditions and governmental regulations. We also receive a substantial portion of our revenues in currencies other than U.S. dollars, which makes us subject to the risks inherent in currency translations. Although our ability to manufacture and ship products from facilities in several foreign countries reduces the risks of foreign currency fluctuations we might otherwise experience, we also engage from time to time in hedging programs intended to further reduce those risks; however, the scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as a factor for our financial results.

COMPETITION

     We compete, on a global basis, in the sale of our floorcovering products with other carpet manufacturers and manufacturers of vinyl and other types of floorcoverings. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. Management believes that we are the largest manufacturer of modular carpet in the world, possessing a global market share that is approximately twice that of our nearest competitor. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and some of these competitors have financial resources greater than ours. In addition, some of the competing carpet manufacturers have the ability to extrude at least some of their requirements for fiber used in carpet products.

     We believe the principal competitive factors in our primary floorcovering markets are quality, design, service, broad product lines, product performance, marketing strategy and pricing. In the commercial office market, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. The quality, service, design, better and longer average product performance, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of our modular carpet are our principal competitive advantages, which are offset in part by our higher initial cost for modular carpet when compared to comparable grades of broadloom carpet.

     We believe we have competitive advantages in several areas. First, the Bentley Mills and Prince Street broadloom carpet lines enable us to offer one-stop shopping to commercial carpet customers and, thus, to capture some sales that would have gone to competitors. Additionally, our relationship with Oakey Designs allows us to introduce numerous innovative and attractive floorcovering products to our customers. In addition, we believe that our global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. We believe that our resilient textile flooring products, and the incorporation of the Intersept antimicrobial chemical agent into the backing of our modular carpet, enhance our ability to compete successfully with resilient tile in the healthcare market. Finally, we believe that the formation of the Re:Source service provider network, and the resulting improvement in customer service, is a differentiating factor that has further enhanced our competitive position.

INTERIOR FABRICS

PRODUCTS

     Our Fabrics Group designs, manufactures and markets specialty fabrics for open plan office furniture systems and commercial interiors. Our Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share in excess of 50%. Sales of panel fabrics to OEMs of movable office furniture systems constituted approximately 37% of the Fabrics Group's total North American fabrics sales in fiscal 2001. With the acquisition of the furniture fabrics assets of the Chatham Manufacturing division of CMI Industries, Inc. in May 2000, we are also the leading U.S. manufacturer of contract upholstery sold to office furniture manufacturers and contract jobbers, with a U.S. market share of nearly 35% in fiscal 2001. In addition, we manufacture other interior fabrics products, including wall covering fabrics, fabrics used for window treatments and fabrics used for cubicle curtains.

     Open plan office furniture systems are typically panel-enclosed work stations customized to particular work environments. The open plan concept offers a number of advantages over conventional office designs, including more efficient floor space utilization, reduced energy consumption and greater flexibility to redesign existing space. Since carpet and fabrics are used in the same types of commercial interiors, our carpet and interior fabrics operations are able to coordinate the color, design and marketing of both product lines to their respective customers as part of our "total interior solutions" approach.

     During the 1990s, we diversified and expanded significantly both our product offerings and markets for interior fabrics. Our 1993 acquisition of the Stevens Linen lines added decorative, upscale upholstery fabrics and specialty textile products to the Fabrics Group's traditional product offerings. Our June 1995 acquisition of Toltec Fabrics, Inc., a manufacturer and marketer of fabric for the contract and home furnishings upholstery markets, enhanced our presence in the contract jobber market. Our December 1995 acquisition of the Intek division of Springs Industries, Inc., a manufacturer experienced in the production of lighter-weight panel fabrics, has strengthened the Fabrics Group's capabilities in that market. Our Chatham acquisition in May 2000 established our dominance as the leading manufacturer of upholstery for the contract furniture manufacturer and contract jobber markets. The July 2000 acquisition of Teknit Limited, with operations in both the U.K. and Michigan, added three-dimensional knitted upholstery fabrics to our product portfolio, including the fabric often used on the arms of Herman Miller, Inc.'s renowned Aeron chair. All of these developments have reinforced the Fabrics Group's dominant position with OEMs of movable office furniture systems.

     Internationally, the June 1997 acquisition of Camborne Holdings, Ltd., the United Kingdom's leading textile manufacturer for the office and contract furnishings markets, has enhanced our access to the European and Asia-Pacific markets. The Camborne acquisition also added wool upholstery fabrics specifically designed for the European market to the Fabrics Group's product offering. In 1998, we acquired Glenside Fabrics Limited, a United Kingdom based manufacturer of upholstery fabrics for the contract furnishings and leisure markets. The Glenside acquisition further enhanced the Fabrics Group's European presence. We have now consolidated our Glenside and Camborne manufacturing operations to achieve greater operating efficiencies.

     We manufacture fabrics made of 100% polyester, as well as wool-polyester blends and numerous other natural and man-made blends, which are either woven or knitted. Our products feature a high degree of color consistency, natural dimensional stability and fire retardancy, in addition to their overall aesthetic appeal. All of our product lines are color and texture coordinated. We seek continuously to enhance product performance and attractiveness through experimentation with different fibers, dyes, chemicals and manufacturing processes. Product innovation in the interior fabrics market (similar to the floorcoverings market) is important to achieving and maintaining market share.

     We market a line of fabrics manufactured from recycled, recyclable or compostable materials under the Terratex brand. The Terratex line includes both new products and traditional product offerings and includes products made from 100% post-consumer recycled polyester, 100% post-industrial recycled polyester and 100% post-consumer recycled wool. The first fabric to bear the Terratex label was Guilford of Maine's FR-701(R) line of panel fabrics, and in 2000, we introduced our first seating fabrics carrying the Terratex label. These products have been well-received, and we plan to expand our offerings under this label.

     Our Interface TekSolutions(SM) operations provide the service of laminating fabrics onto substrates for pre-formed panels. We believe that significant market opportunities exist for the provision of this and other ancillary textile sequencing and processing services to OEMs and intend to participate in these opportunities.

     We anticipate that future growth opportunities will arise from the growing market for retrofitting services, where fabrics are used to re-cover existing panels. In addition, the increased importance being placed on the aesthetic design of office space should lead to a significant increase in upholstery fabric sales. Our management also believes that additional growth opportunities exist in international sales, domestic healthcare markets, contract wallcoverings and window treatments.

MARKETING AND SALES

     Our principal interior fabrics customers are OEMs of movable office furniture systems, and the Fabrics Group sells to essentially all of the major office furniture manufacturers. The Fabrics Group also sells to contract jobbers and to manufacturers and distributors of wallcoverings, vertical blinds, cubicle curtains, acoustical wallboards, ceiling tiles and residential furniture. The Guilford of Maine, Stevens Linen, Toltec, Intek, Chatham, Camborne and Glenside brand names are well-known in the industry and enhance our fabric marketing efforts.

     The majority of our interior fabrics sales are made through the Fabrics Group's own sales force. The sales team works closely with designers, architects, facility planners and other specifiers who influence the purchasing decisions of buyers in the interior fabrics segment. In addition to facilitating sales, the resulting relationships also provide us with marketing and design ideas that are incorporated into the development of new product offerings. The Fabrics Group maintains a design studio in Grand Rapids, Michigan which facilitates coordination between its in-house designers and the design staffs of major customers. Our interior fabrics sales offices and showrooms are located in New York City, Los Angeles, Chicago, Grand Rapids, Michigan, High Point, North Carolina, Hickory, North Carolina, Greensboro, North Carolina and the United Kingdom. The Fabrics Group also has marketing and distribution facilities in Canada, Mexico and Hong Kong, and sales representatives in Japan, Hong Kong, Singapore, Malaysia, Korea, Australia, United Arab Emirates, Dubai and South Africa. We have sought increasingly, over the past several years, to expand our export business and international operations in the fabrics segment.

MANUFACTURING

     Our fabrics manufacturing facilities are located in Maine, Massachusetts, Michigan, North Carolina, Nottingham, England and West Yorkshire, England. The production of synthetic and wool blended fabrics is a relatively complex, multi-step process. Raw fiber and yarn are placed in pressurized vats in which dyes are forced into the fiber. Particular attention is devoted to this dyeing process, which requires a high degree of expertise in order to achieve color consistency. All raw materials used by us are readily available from a number of sources. The Fabrics Group also now uses 100% recycled fiber manufactured from PET soda bottles in some of its manufacturing processes.

     In response to a shift in the Fabrics Group's traditional panel fabric market towards lighter-weight, less expensive products, we implemented a major capital investment program in the mid 1990s that included the construction of a new facility and the acquisition of equipment to enhance the efficiency and breadth of the Fabrics Group's yarn manufacturing processes. The program improved the Fabrics Group's cost effectiveness in producing lighter-weight fabrics, reduced manufacturing cycle time and enabled the Fabrics Group to reinforce its product leadership position with its OEM customers. The acquisition of Intek provided us with immediate and significant capabilities in the efficient production of lighter-weight, less expensive panel fabrics, and the acquisition of Camborne provided a European-based manufacturing facility and much needed expertise in the production of wool fabrics. We believe that we have been successful in designing fabrics that have simplified the manufacturing process, thereby reducing complexity while improving efficiency and quality, and continue to strive to design these products.

     The environmental management system of the Fabrics Group's largest facility, located in Guilford, Maine, has been granted ISO 14001 certification. Our Aberdeen, North Carolina, East Douglas, Maine and West Yorkshire, England fabrics manufacturing facilities are also certified under ISO 14001.

     We offer textile processing services through the Fabrics Group's Interface TekSolutions operations in Grand Rapids, Michigan. These services include the lamination of fabrics onto substrates for pre-formed office furniture system panels, facilitating easier and more cost effective assembly of the system components by the Fabrics Group's OEM customers.

COMPETITION

     We compete in the interior fabrics market on the basis of product design, quality, reliability, price and service. By historically concentrating on the open plan office furniture systems segment, the Fabrics Group has been able to specialize our manufacturing capabilities, product offerings and service functions, resulting in a leading market position. Principally through Interface Fabrics Group, Inc. (formerly Guilford of Maine, Inc. and Interface Interior Fabrics, Inc.) and Intek, Inc., we are the largest U.S. manufacturer of panel fabric for use in open plan office furniture systems.

     With the May 2000 acquisition of the Chatham furniture fabrics assets, we became the largest U.S. manufacturer of contract upholstery fabrics for office furniture manufacturers and contract jobbers. We believe we have a U.S. contract upholstery market share nearly double that of our closest competitor.

     Through our other strategic acquisitions, we have been successfully diversifying our product offerings for the commercial interiors market to include a variety of other fabrics, including three-dimensional knitted upholstery products, cubicle curtains, wallcoverings, ceiling fabrics and window treatments. The competition in these segments of the market is highly fragmented and includes both large, diversified textile companies, several of which have greater financial resources than us, as well as smaller, non-integrated specialty manufacturers. However, our capabilities and strong brand names in these segments should enable us to continue to compete successfully.

SPECIALTY PRODUCTS

     The Interface Specialty Products Group is composed of: Interface Architectural Resources, Inc., which produces and markets raised/access flooring systems; Interface Americas Re:Source Technologies, Inc. (formerly Rockland React-Rite), which develops, manufactures and markets adhesives and other specialty chemical products and which includes our Intersept antimicrobial sales and licensing program; and Pandel, Inc., which produces vinyl carpet tile backing and specialty mat and foam products.

     We manufacture and market raised/access flooring systems, which facilitate under-the-floor cable management and air delivery, through Interface Architectural Resources, Inc. Our initial product offering in this sector, marketed under the Intercell brand, is a low-profile (total height of less than three inches) cable management flooring system particularly well suited for use in the renovation of existing buildings. In 1995, we acquired the rights to the Interstitial Systems(TM) access flooring product, a patented, multiple plenum system that serves to separate pressurized, climate-controlled air flow from the electrical and telecommunications cables included within the same access flooring system. In February 1996, we acquired C-Tec, Inc., the second largest manufacturer of raised/access flooring systems in the United States. Interface Architectural Resources markets the successful C-Tec line of products (Tec-Cor(TM) and TecCrete), which combines the tensile strength of steel and the compressive strength of concrete to create a durable, uniform and sound-absorbent panel which is available in a variety of surfaces. In July 1998, we acquired Atlantic Access Flooring, Inc., a manufacturer of steel panel raised/access flooring systems. With the acquisition of Atlantic, we believe that we now offer the broadest line of raised/access flooring systems in the industry.

     We believe that the growing use of open plan interiors and modern office arrangements utilizing demountable, movable partitions and modular furniture systems has encouraged the use of access flooring, as well as carpet tile, because access flooring, and carpet tile, can accommodate the flexible, under-the-floor cable management and air delivery systems compatible with movable open plan offices. We expect this trend in open office spaces and the proliferation of networks in the workplace, dictating efficient cable management and delivery systems, to fuel continued growth in the access flooring market.

     We manufacture a line of adhesives for carpet installation, as well as a line of carpet cleaning and maintenance chemicals, which we market as part of our Re:Source Floor Care maintenance system. One of our leading chemical products, in terms of applicability for the commercial and institutional interiors market, is our proprietary antimicrobial chemical compound, sold under the registered trademark Intersept. We use Intersept in many of our carpet products and have licensed Intersept to other companies for use in a number of products that are noncompetitive with our products, such as paint, vinyl wallcoverings, ceiling tiles and air filters. In addition, we produce and market Protekt(2)(R), a proprietary soil and stain retardant treatment, and Fatigue Fighter(R), an impact-absorbing modular flooring system typically used where people stand for extended periods.

PRODUCT DESIGN, RESEARCH AND DEVELOPMENT

     We maintain an active research, development and design staff of over 100 persons and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials.

     Interface Research Corporation provides technical support and advanced materials research and development for the entire family of Interface companies. IRC developed NexStep(R) backing, a material based on moisture-impervious polycarbite precoating technology combined with a chlorine-free urethane foam secondary backing, and GlasBacRe, a post-consumer recycled, polyvinyl chloride, or PVC, extruded sheet process that has been incorporated into our modular carpet line. Our Deja vu(TM) product uses the PVC extruded sheet and exemplifies our commitment to "closing-the-loop" in recycling. With a goal of supporting sustainable product designs in both floorcoverings and interior fabrics applications, IRC is a frontrunner in evaluating for use in our products 100% renewable polymers based on corn-derived polylactic acid (PLA).

     IRC is the home of our EcoSense initiative and supports the dissemination, consultancies and technical communication of our global sustainability endeavors. In addition, IRC's President also serves as the Chairman of the Envirosense Consortium. IRC's laboratories provide all biochemical and technical support to Intersept antimicrobial product initiatives, which initiatives were the basis for founding the Consortium and for its focus on indoor air quality.

     Innovation and increased customization in product design and styling are the principal focus of our product development efforts. Our carpet design and development team is recognized as the industry leader in carpet design and product engineering for the commercial and institutional markets. In cooperation with Oakey Designs, we have introduced over 135 new carpet designs since they began providing services to us and have enjoyed considerable success in winning U.S. carpet industry awards.

     Mr. Oakey also contributed to our implementation of the product development concept -- "simple inputs, pretty outputs" -- resulting in the ability to efficiently produce many products from a single yarn system. Our mass customization production approach evolved, in major part, from this concept. In addition to increasing the number and variety of product designs, which enables us to increase high margin custom sales, the mass customization approach increases inventory turns and reduces inventory levels (for both raw materials and standard products) and their related costs because of our more rapid and flexible production capabilities.

     Oakey Designs' services have been extended from a primary focus on domestic carpet tile to our international carpet tile operations and our domestic and international broadloom companies. We recently renewed our exclusive consulting agreement for a five-year term through May 2006, which may be extended for five additional years. In addition, we have retained the design services of Suzanne Tick, Inc., affiliated with Tuva Looms, Inc., a manufacturer of high-end, design-forward woven carpets, to assist us with developing broadloom designs for our Prince Street brand.

ENVIRONMENTAL INITIATIVES

     In the latter part of 1994, we commenced a new industrial ecology initiative called EcoSense, inspired in major part by the interest of important customers concerned about the environmental implications of how they and their suppliers do business. EcoSense, which includes our QUEST waste reduction initiative, is directed towards the elimination of energy and raw materials waste in our businesses, and, on a broader and more long-term scale, the practical reclamation -- and ultimate restoration -- of shared environmental resources. The initiative involves a commitment by us:

     - to learn to meet our raw material and energy needs through recycling of carpet and other petrochemical products and harnessing benign energy sources; and

     - to pursue the creation of new processes to help sustain the earth's non-renewable natural resources.

     We have engaged some of the world's leading authorities on global ecology as environmental consultants. The current list of consultants includes: Paul Hawken, author of The Ecology of Commerce: A Declaration of Sustainability and The Next Economy, and co-author with Amory Lovins and Hunter Lovins of Natural
Capitalism: Creating the Next Industrial Revolution; Mr. Lovins, energy consultant, co-founder of the Rocky Mountain Institute; Ms. Lovins, President and Executive Director of the Rocky Mountain Institute; John Picard, President of E(2), American environmental consultant; Jonathan Porritt, director of Forum for the Future; Bill Browning, director of the Rocky Mountain Institute's Green Development Services; Dr. Karl-Henrik Robert, founder of The Natural Step; Janine M. Benyus, author of Biomimicry; and Walter Stahel, Swiss businessman and seminal thinker on environmentally responsible commerce.

     Another one of our initiatives over the past several years has been the development of the Envirosense Consortium, an organization of companies concerned with addressing workplace environmental issues, particularly poor indoor air quality. The Envirosense Consortium's member organizations include interior products manufacturers (at least one of which is a licensee of our Intersept antimicrobial agent) and design professionals.

     We believe that our environmental initiatives are valued by our employees and an increasing number of important customers and provide a competitive advantage in marketing products to those customers. We also believe that the resulting long-term resource efficiency (reduction of wasted environmental resources) will ultimately produce cost savings and advantages to us.

ENVIRONMENTAL MATTERS

     Our operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, West Yorkshire, England, Northern Ireland, Australia, the Netherlands, Canada and Thailand are certified under ISO 14001. The environmental management system of the Fabrics Group's facilities in Guilford, Maine, East Douglas, Maine, Aberdeen, North Carolina, and West Yorkshire, England are also certified under ISO 14001.

BACKLOG

     Our backlog of unshipped orders was approximately $136.5 million at February 24, 2002, compared to approximately $226.4 million at February 25, 2001. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at February 24, 2002 are expected to be shipped during the succeeding six to nine months.

PATENTS AND TRADEMARKS

     We own numerous patents in the United States and abroad on floorcovering and raised flooring products, on manufacturing processes and on the use of our Intersept antimicrobial chemical agent in various products. The duration of United States patents is between 14 and 20 years from the date of filing of a patent application or issuance of the patent; the duration of patents issued in other countries varies from country to country. We consider our know-how and technology more important to our current business than patents, and, accordingly, believe that expiration of existing patents or nonissuance of patents under pending applications would not have a material adverse effect on our operations. However, we maintain an active patent and trade secret program in order to protect our proprietary technology, know-how and trade secrets.

     We also own numerous trademarks in the United States and abroad. In addition to the United States, the primary countries in which we have registered our trademarks are the United Kingdom, Germany, Italy, France, Canada, Australia, Japan, and various countries in Central and South America. Some of our more prominent registered trademarks include: Interface, Heuga, Intersept, GlasBac, Re:Source, Guilford, Guilford of Maine, Bentley, Prince Street, Intercell, Chatham, Camborne, Glenside, Terratex and FR-701. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

FINANCIAL INFORMATION BY OPERATING SEGMENTS

     The Notes to our Consolidated Financial Statements set forth information concerning our sales, income and assets by operating segments. See Item 8.

EMPLOYEES

     At December 30, 2001, the Company employed a total of approximately 6,500 employees worldwide. Of such employees, approximately 2,735 are clerical, sales, supervisory and management personnel and the balance are manufacturing personnel.

     Some of the service businesses within the Re:Source Americas service network have employee groups that are represented by unions. In addition, some of our production employees in Australia and the United Kingdom are represented by unions. In the Netherlands, a Works Council, the members of which are Interface employees, is required to be consulted by management with respect to certain matters relating to our operations in that country, such as a change in control of Interface Europe B.V. (our modular carpet subsidiary based in the Netherlands), and the approval of the Council is required for certain actions, including changes in compensation scales or employee benefits. Our management believes that its relations with the Works Council, the unions and all of its employees are good.

SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed immediately below. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

RISK FACTORS:

WE COMPETE WITH A LARGE NUMBER OF MANUFACTURERS IN THE HIGHLY COMPETITIVE COMMERCIAL FLOORCOVERING PRODUCTS MARKET, AND SOME OF THESE COMPETITORS HAVE GREATER FINANCIAL RESOURCES THAN WE DO.

     The commercial floorcovering industry is highly competitive. Globally, we compete for sales of floorcovering products with other carpet manufacturers and manufacturers of vinyl and other types of floorcovering. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. We believe that we are the largest manufacturer of modular carpet in the world. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and some of these competitors have greater financial resources than we do.

SALES OF OUR PRINCIPAL PRODUCTS MAY BE AFFECTED BY CYCLES IN THE CONSTRUCTION AND RENOVATION OF COMMERCIAL AND INSTITUTIONAL BUILDINGS.

     Sales of our principal products are related to the construction and renovation of commercial and institutional buildings. This activity is cyclical and can be affected by the strength of a country's or region's general economy, prevailing interest rates and other factors that lead to cost control measures by businesses and other users of commercial or institutional space. The effects of cyclicality upon the commercial office sector tend to be more pronounced than the effects upon the institutional sector. Historically, we have generated more sales in the commercial office sector than in other markets. The effects of cyclicality upon the new construction sector of the market also tend to be more pronounced than the effects upon the renovation sector. Although the predominant portion of our sales are generated from the renovation sector, any adverse cycle, in either sector of the market, would lessen the overall demand for commercial interiors products, which could impair our growth.

OUR CONTINUED SUCCESS DEPENDS SIGNIFICANTLY UPON THE EFFORTS, ABILITIES AND CONTINUED SERVICE OF OUR SENIOR MANAGEMENT EXECUTIVES AND OUR DESIGN CONSULTANTS.

     We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs, Inc. provides to our internal design staff. Specifically, Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. We recently renewed our agreement with Oakey Designs for a five-year term through May 2006. The loss of any key personnel or key design consultants could have an adverse impact on our business.

OUR SUBSTANTIAL INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS POLITICAL, ECONOMIC AND OTHER UNCERTAINTIES.

     We have substantial international operations. In fiscal 2001, approximately 32% of our net sales and a significant portion of our production were outside the United States, primarily in Europe but also in Asia-Pacific. Our corporate strategy includes the expansion of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars, which subjects us to the risks inherent in currency translations. Our ability to manufacture and ship products from facilities in several foreign countries reduces the risks of foreign currency fluctuations we might otherwise experience, and we also engage from time to time in hedging programs intended to reduce those risks further. Despite these precautions, the scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

OUR CHAIRMAN, TOGETHER WITH OTHER INSIDERS, CURRENTLY HAS SUFFICIENT VOTING POWER TO ELECT A MAJORITY OF OUR BOARD OF DIRECTORS.

     Our Chairman, Ray C. Anderson, beneficially owns approximately 50% of the Company's outstanding Class B Common Stock. The holders of the Class B Common Stock are entitled, as a class, to elect a majority of our Board of Directors. Therefore, Mr. Anderson, together with other insiders, has sufficient voting power to elect a majority of the Board of Directors. On all other matters submitted to the shareholders for a vote, the holders of the Class B Common Stock generally vote together as a single class with the holders of the Class A Common Stock. Mr. Anderson's beneficial ownership of the outstanding Class A and Class B Common Stock combined is less than 10%.

LARGE INCREASES IN THE COST OF PETROLEUM-BASED RAW MATERIALS, WHICH WE ARE UNABLE TO PASS THROUGH TO OUR CUSTOMERS, COULD ADVERSELY AFFECT US.

     Petroleum-based products comprise the predominant portion of the cost of raw materials that we use in manufacturing. While we attempt to match cost increases with corresponding price increases, large increases in the cost of petroleum-based raw materials could adversely affect our financial results if we are unable to pass through price increases in raw material costs to our customers.

UNANTICIPATED TERMINATION OR INTERRUPTION OF OUR ARRANGEMENT WITH OUR PRIMARY THIRD-PARTY SUPPLIER OF SYNTHETIC FIBER COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

     E.I. DuPont de Nemours and Company currently supplies a significant percentage of our requirements for synthetic fiber (nylon), which is the principal raw material that we use in our carpet products. While we believe that there are adequate alternative sources of supply from which we could fulfill our synthetic fiber requirements, the unanticipated termination or interruption of our supply arrangement with DuPont could have a material adverse effect on us because of the cost and delay associated with shifting more business to another supplier.

OUR RIGHTS AGREEMENT, WHICH IS TRIGGERED IF A THIRD PARTY ACQUIRES BENEFICIAL OWNERSHIP OF 15% OR MORE OF OUR COMMON STOCK WITHOUT OUR CONSENT, COULD DISCOURAGE TENDER OFFERS OR OTHER TRANSACTIONS THAT COULD RESULT IN SHAREHOLDERS RECEIVING A PREMIUM OVER THE MARKET PRICE FOR OUR STOCK.

     Our Board of Directors has adopted a Rights Agreement pursuant to which holders of our common stock will be entitled to purchase from us a fraction of a share of our Series B Participating Cumulative Preferred Stock if a third party acquires beneficial ownership of 15% or more of our common stock without our consent. In addition, the holders of our common stock will be entitled to purchase the stock of an Acquiring Person (as defined in the Rights Agreement) at a discount upon the occurrence of certain triggering events. These provisions of the Rights Agreement could have the effect of discouraging tender offers or other transactions that could result in shareholders receiving a premium over the market price for our common stock.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages as of March 15, 2002 and their principal positions with the Company are as follows. Executive officers serve at the pleasure of the Board of Directors.

NAME                                    AGE           PRINCIPAL POSITION(S)
----                                    ---           ---------------------
Ray C. Anderson.......................  67    Chairman of the Board of Directors
Daniel T. Hendrix.....................  47    President and Chief Executive Officer
Michael D. Bertolucci.................  61    Senior Vice President
Brian L. DeMoura......................  56    Senior Vice President
John R. Wells.........................  40    Senior Vice President
Raymond S. Willoch....................  43    Senior Vice President-Administration,
                                                General Counsel and Secretary
Robert A. Coombs......................  43    Vice President
Patrick C. Lynch......................  32    Vice President and Chief Financial
                                              Officer

     Mr. Anderson founded Interface in 1973 and served as Chairman and Chief Executive Officer until his retirement as Chief Executive Officer and transition from day-to-day management on July 1, 2001, at which time he became non-executive Chairman of the Board. He chairs the Executive Committee of the Board and remains available for policy level consultation on substantially a full time basis. Mr. Anderson was appointed by President Clinton to the President's Council on Sustainable Development in 1996 and served as Co-Chair until the Council's dissolution in June 1999. He currently serves on the Boards of six nonprofit organizations.

     Mr. Hendrix joined us in 1983 after having worked previously for a national accounting firm. He was promoted to Treasurer in 1984, Chief Financial Officer in 1985, Vice President -- Finance in 1986, Senior Vice President in October 1995 and Executive Vice President in October 2000. Mr. Hendrix became our President and Chief Executive Officer effective July 1, 2001.

     Dr. Bertolucci joined us in April 1996 as President of Interface Research Corporation and Senior Vice President. Dr. Bertolucci also serves as Chairman of the Envirosense Consortium, which was founded by Interface and focuses on addressing workplace environmental issues. From October 1989 until joining us, he was Vice President of Technology for Highland Industries, an industrial fabric company located in Greensboro, North Carolina.

     Mr. DeMoura joined us in March 1994 as President and Chief Executive Officer of Guilford of Maine, Inc. (now Interface Fabrics Group, Inc.) and Senior Vice President. He is responsible for the Fabrics Group, which includes the following brands: Guilford of Maine, Stevens Linen, Toltec, Intek, Chatham, Camborne and Glenside.

     Mr. Wells joined us in February 1994 as Vice President-Sales of Interface Flooring Systems, Inc. (our principal U.S. modular carpet subsidiary) and was promoted to Senior Vice President-Sales & Marketing of IFS in October 1994. He was promoted to Vice President of the Company, and President and Chief Executive Officer of IFS, in July 1995. In March 1998, Mr. Wells was also named President and CEO of both Prince Street Technologies, Ltd. and Bentley Mills, Inc., making him President and CEO of all three of our U.S. carpet mills. In November 1999, Mr. Wells was named Senior Vice President of the Company, and President and CEO of Interface Americas Holdings, Inc. (formerly Interface Americas, Inc.), thereby assuming responsibility for all of our operations in the Americas, except for the Fabrics Group.

     Mr. Willoch, who previously practiced with an Atlanta law firm, joined us in June 1990 as Corporate Counsel. He was promoted to Assistant Secretary in 1991, Assistant Vice President in 1993, Vice President in January 1996, Secretary and General Counsel in August 1996, and Senior Vice President in February 1998. In July 2001, he was named Senior Vice President-Administration and assumed corporate responsibility for various staff functions.

     Mr. Coombs originally worked for us from 1988 to 1993 as a marketing manager for our Heuga carpet tile operations in the U.K. and later for our European operations. In 1996, Mr. Coombs returned as Managing

Director of our Australian operations. He was promoted in 1998 to Vice President-Sales and Marketing, Asia-Pacific, with responsibility for Australian operations and sales and marketing in Asia, which was followed by a promotion to Senior Vice President, Asia-Pacific. He was promoted to Senior Vice President, European Sales, in May 1999 and Senior Vice President, Sales and Marketing, in April 2000. In February 2001, he was promoted to President and CEO of Interface Overseas Holdings, Inc. with responsibility for all of our floorcoverings operations in both Europe and the Asia-Pacific region, and was promoted to Vice President of the Company.

     Mr. Lynch joined us in 1996 after having previously worked for a national accounting firm. He was promoted to Assistant Corporate Controller in 1998 and Assistant Vice President and Corporate Controller in 2000. Mr. Lynch became Vice President and Chief Financial Officer in July 2001.

ITEM 2.  PROPERTIES

     We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations, all of which we own except as otherwise noted:

                                                                                   FLOOR SPACE
LOCATION                                               SEGMENT(S)                   (SQ. FT.)
--------                               ------------------------------------------  -----------
Bangkok, Thailand(1).................  Floorcoverings Products/Service (Modular)       66,072
Craigavon, N. Ireland................  Floorcoverings Products/Service (Modular)      125,060
LaGrange, Georgia....................  Floorcoverings Products/Service (Modular)      326,666
Ontario (Belleville), Canada.........  Floorcoverings Products/Service (Modular)       77,000
Picton, Australia....................  Floorcoverings Products/Service (Modular)       89,560
Scherpenzeel, the Netherlands........  Floorcoverings Products/Service (Modular);     292,142
                                       Specialty Products (Access Flooring)
Shelf, England.......................  Floorcoverings Products/Service (Modular,      223,342
                                       Vinyl Flooring)
West Point, Georgia..................  Floorcoverings Products/Service (Modular)      161,000
City of Industry, California(2)......  Floorcoverings Products/Service                539,641
                                       (Broadloom)
West Yorkshire, England..............  Floorcoverings Products/Service                674,666
                                       (Broadloom)
Aberdeen, North Carolina.............  Interior Fabrics                                88,000
Dudley, Massachusetts................  Interior Fabrics                               321,000
East Douglas, Massachusetts..........  Interior Fabrics                               301,772
Elkin, North Carolina................  Interior Fabrics                             1,684,487
Grand Rapids, Michigan(2)............  Interior Fabrics                               118,828
Guilford, Maine......................  Interior Fabrics                               396,690
Guilford, Maine......................  Interior Fabrics                                96,400
Lancashire, England(2)...............  Interior Fabrics                                28,000
Newport, Maine.......................  Interior Fabrics                               208,932
West Yorkshire, England..............  Interior Fabrics                               170,000
Cartersville, Georgia(2).............  Specialty Products (Specialty Mats)            124,500
Grand Rapids, Michigan...............  Specialty Products (Access Flooring)           120,000
Rockmart, Georgia....................  Specialty Products (Intersept, Adhesives)       37,500
Kennesaw, Georgia (2)................  Research and Development                        19,247

---------------

(1) Owned by a joint venture in which the Company has a 70% interest.

(2) Leased.

     We maintain marketing offices in over 80 locations in over 35 countries and distribution facilities in approximately 40 locations in six countries. Most of our marketing locations and many of our distribution facilities are leased.

     We believe that our manufacturing and distribution facilities and our marketing offices are sufficient for our present operations. We will continue, however, to consider the desirability of establishing additional facilities and offices in other locations around the world as part of our business strategy to meet expanding global market demands.

ITEM 3.  LEGAL PROCEEDINGS

     Collins & Aikman Litigation. On July 23, 1998, Collins & Aikman Floorcoverings, Inc. ("CAF") -- in the wake of receiving "cease and desist" letters from Interface demanding that CAF cease manufacturing certain carpet products that Interface believed infringed upon certain of its copyrighted product designs -- filed a lawsuit against Interface asserting that certain of the Company's products, primarily its Caribbean(TM) design product line, infringed on certain of CAF's alleged copyrighted product designs. The lawsuit, which was pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:98-CV-2069, sought injunctive relief and claimed unspecified monetary damages. The lawsuit also asserted other claims against the Company and certain other parties, including alleged tortious interference by the Company with CAF's contractual relationship with the Roman Oakey, Inc. design firm, now known as David Oakey Designs, Inc.

     This case has settled. The terms of the settlement are confidential. At the conclusion of the case, the parties issued the following statement: "The parties to the lawsuit between Collins & Aikman Floorcoverings, Inc., Interface, Inc., and David Oakey Designs, Inc., settled their disputes and have dismissed with prejudice all of their respective claims, having agreed that neither Collins & Aikman Floorcoverings, Interface, nor David Oakey were engaged in any wrongdoing with respect to these claims. As a part of this settlement, the parties have agreed to an expedited procedure to resolve any future copyright infringement issues."

     Tate Litigation. On August 24, 2000, Tate Access Floors, Inc. ("Tate") filed suit in the United States District Court for the District of Maryland, Civil Action No. JFM-00-2543, against the Company's raised/ access flooring subsidiary, Interface Architectural Resources, Inc. ("IAR"), alleging that a feature of IAR's Bevel Edge flooring panel infringes a patent held by Tate. On February 20, 2002, the District Court denied Interface's motion for summary judgment, and granted Tate's motion for summary judgment, on patent validity and infringement. Interface immediately filed for interlocutory appeal as a matter of right. On March 6, the District Court entered a permanent injunction pursuant to its summary judgment order, and denied Interface's motion for stay of further proceedings pending resolution of the appeal. A trial on damages is scheduled for June 2002. Interface is seeking a stay of the damages proceeding before the Federal Circuit Court of Appeals. The permanent injunction permits IAR to continue producing and selling its current trimless flooring panel product, but limits its ability to resume producing the previously abandoned Bevel Edge product configuration. The United States Patent and Trademark Office has granted a request made by IAR for re-examination of the Tate patent. We continue to believe that IAR's Bevel Edge product does not infringe the Tate patent, that the Tate patent should be held invalid due to prior existing art, and that IAR's defenses to this action are meritorious. We intend to defend this action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

     The Company's Class A Common Stock is traded on the over-the-counter market under the symbol IFSIA and is quoted on The Nasdaq Stock Market. The Company's Class B Common Stock is not publicly traded and is convertible into Class A Common Stock on a one-for-one basis. The information concerning the market prices for the Company's Class A Common Stock and dividends on the Company's Common Stock included in the Notes to the Company's Consolidated Financial Statements (the "Notes") in Item 8 of this Report on Form 10-K is incorporated herein by reference. As of March 18, 2002, the Company had 1,024 holders of record of its Class A Common Stock and 52 holders of record of its Class B Common Stock. Management believes that there are in excess of 5,500 beneficial holders of the Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                           SELECTED FINANCIAL INFORMATION
                              2001         2000         1999         1998         1997
                           ----------   ----------   ----------   ----------   ----------
                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Annual Operating Data
Net sales................  $1,103,905   $1,283,948   $1,228,239   $1,281,129   $1,135,290
Cost of sales............     787,874      895,944      846,124      847,660      755,734
Operating income
  (loss).................     (16,042)      69,009       76,431       89,691       97,801
Net income (loss)........     (36,287)      17,321       23,545       29,823       37,514
-----------------------------------------------------------------------------------------

Earnings (loss) per
  common share
  Basic..................  $    (0.72)  $     0.34   $     0.45   $     0.58   $     0.79
  Diluted................  $    (0.72)  $     0.34   $     0.45   $     0.56   $     0.76

Average Shares
  Outstanding
  Basic..................      50,099       50,558       52,562       51,808       47,416
  Diluted................      50,099       50,824       52,803       53,735       49,302

Cash dividends per common
  share..................  $     0.15   $     0.18   $     0.18   $    0.165   $    0.135
Property additions(1)....      30,081       46,406       37,278       66,145       51,489
Depreciation and
  amortization...........      47,852       50,625       45,789       42,586       38,605
-----------------------------------------------------------------------------------------

Balance Sheet Data
Working capital..........  $  210,732   $  240,959   $  217,026   $  213,412   $  183,403
Total assets.............     954,754    1,034,849    1,028,495    1,036,864      929,563
Total long-term debt.....     454,994      422,358      402,118      390,437      392,250
Shareholders' equity.....     302,475      372,435      389,192      398,824      316,365
Book value per share.....        5.95         7.33         7.52         7.60         6.55
Current ratio............         2.3          2.2          2.1          1.9          2.0

---------------

(1) Includes property and equipment obtained in acquisition of business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics, raised/access flooring and other specialty products. Our business, as well as the commercial interiors market in general, is somewhat cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. Our financial performance in recent years has been strongly tied to the corporate segment, although we have begun to focus more of our marketing and sales efforts on non-corporate segments to reduce in part our exposure to certain economic cycles that affect the corporate market segment more adversely, as well as to capture additional market share.

     Since 1999 (except for a modest rebound during the latter portion of 2000), the commercial interiors market as a whole, and the broadloom carpet market in particular, have experienced decreased demand levels. The general downturn in the domestic and international economy that characterized most of 2001 further adversely affected the commercial interiors market, especially in the U.S. corporate segment. These conditions significantly impaired our growth and profitability, especially during the latter portions of 2001.

     Because we have substantial international operations, we are impacted, from time to time, by certain international developments that affect foreign currency transactions. For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, adversely affected us to varying degrees in both 2000 and 2001, when the euro was weak relative to the U.S. dollar.

     During 2001, we had net sales of $1.104 billion and a net loss of $36.3 million, or $(0.72) per diluted share, after giving effect to a $65.1 million nonrecurring pre-tax restructuring charge, compared with net sales of $1.284 billion and net income of $17.3 million, or $0.34 per diluted share, during 2000 after giving effect to a $21.0 million nonrecurring pre-tax restructuring charge. Net sales for 2001 consisted of floorcovering products (primarily modular and broadloom carpet) and related services ($833.8 million), interior fabrics sales ($209.9 million) and raised/access flooring and other specialty products sales ($60.2 million), accounting for 75.5%, 19.0% and 5.5%, respectively, of total sales. Net sales for 2000 consisted of sales of floorcovering products and related services ($951.7 million), interior fabrics sales ($252.7 million) and raised/access flooring and other specialty products sales ($79.6 million), accounting for 74.1%, 19.7% and 6.2% of total sales, respectively.

IMPACT OF 2001 AND 2000 STRATEGIC RESTRUCTURING INITIATIVES

     As indicated above, we incurred substantial, nonrecurring pre-tax restructuring charges in 2001 and 2000 -- $65.1 million and $21.0 million, respectively -- as we implemented various initiatives to reduce our operating costs and strengthen our ability to generate free cash flow. Excluding those restructuring charges, we had net income of $6.9 million and $31.8 million for 2001 and 2000, respectively.

     The charge in 2001 reflected:

        - our withdrawal from the European broadloom market;

        - consolidation in our raised/access flooring operations;

        - further rationalization of our U.S. broadloom operations and certain European modular operations;

        - a reduction in force of over 800 employees, which represented 10% of our workforce worldwide; and

        - the consolidation of certain non-strategic Re:Source Americas operations.

     The charge in 2000 reflected:

        - the integration of our U.S. broadloom operations into a single manufacturing location;

        - the consolidation of a division's administrative, manufacturing, and back-office functions;

        - a reduction of 425 employees in the U.S. and Europe;

        - the divestiture of certain non-strategic Re:Source Americas operations; and

        - the abandonment of manufacturing equipment utilized in the production of discontinued product lines.

     The 2001 restructuring charge comprised $24.0 million of cash expenditures for severance benefits and other costs and $41.1 million of non-cash charges, primarily for the write-down of carrying value and disposal of assets, including goodwill. The 2001 restructuring initiatives have aspects that continued into 2002, and we anticipate that they will be completed by the end of the second quarter 2002. The 2000 restructuring charge comprised $12.8 million of cash expenditures for severance benefits and relocation costs and $8.2 million of non-cash charges, primarily for the write-down of impaired assets.

     These initiatives are producing the strategic results we targeted, in that we have reduced our cost structure and have strengthened our free cash flow position. Additionally, in connection with our withdrawal from the European broadloom business, we are liquidating the net assets of that business. We believe that we will generate cash proceeds from this liquidation of approximately $20 million, which will be used to offset redundancy costs associated with the closing of that business. We believe the 2001 restructuring initiatives alone will yield future annual cost savings of approximately $25 million.

     Further discussion about both the 2001 and 2000 restructuring charges appears in the notes to the consolidated financial statements on pages 45-49.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of net sales, certain items included in our consolidated statements of operations.

                                                                FISCAL YEAR ENDED
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Net sales...................................................  100.0%  100.0%  100.0%
Cost of sales...............................................   71.4    69.8    68.9
-----------------------------------------------------------------------------------
Gross profit on sales.......................................   28.6    30.2    31.1
Selling, general and administrative expenses................   24.2    23.2    24.8
Restructuring charges.......................................    5.9     1.6      .1
-----------------------------------------------------------------------------------
Operating income (loss).....................................   (1.5)    5.4     6.2
Other expense...............................................    3.4     3.1     3.1
-----------------------------------------------------------------------------------
Income (loss) before taxes on income (benefit)..............   (4.9)    2.3     3.1
Taxes on income (benefit)...................................   (1.6)    1.0     1.2
-----------------------------------------------------------------------------------
Net income (loss)...........................................   (3.3)    1.3     1.9
                                                              =====   =====   =====

FISCAL 2001 COMPARED WITH FISCAL 2000

     Our net sales decreased $180.0 million (14.0%) compared with 2000. The decrease was attributable primarily to (1) the decline of panel fabric sales to some original equipment manufacturer (OEM) furniture manufacturers (as a result of reduced demand in the commercial interiors market), (2) poor macroeconomic conditions, (3) reduced demand for steel panel products made by our raised/access flooring division, and (4) the liquidation of our European broadloom operation.

     Cost of sales, as a percentage of net sales, increased to 71.4% in 2001, compared with 69.8% in 2000, primarily as a result of (1) the under-absorption of fixed manufacturing costs due to lower volume levels, and (2) other manufacturing costs associated with scaling production to meet demand levels.

     Selling, general and administrative expenses declined by $30.9 million in 2001, to $267.0 million from $297.9 million in the prior year, as a result of successful cost-cutting initiatives and other restructuring activities. Because of the lower level of net sales, however, selling, general and administrative expenses, as a percentage of net sales, increased to 24.2% in 2001 compared with 23.2% in 2000.

     Other expense decreased $1.4 million in 2001 compared with 2000, due primarily to lower London Interbank Offered Rate (LIBOR) interest rates.

     The rate of the effective tax benefit recognized by the Company in 2001 was 32.5%, compared to an effective tax rate of 42.0% in 2000. This change was due to the write-off of certain non-deductible amounts as part of the restructuring charge taken during 2001 that reduced the tax benefit to the Company.

     As a result of these factors, excluding restructuring charges, our net income decreased to $6.9 million in 2001 versus $31.8 million in 2000.

FISCAL 2000 COMPARED WITH FISCAL 1999

     Our net sales increased $55.7 million (4.5%) compared with 1999. The increase was attributable primarily to increased sales volume within our interior fabrics segment as a result of the acquisition of certain assets of the Chatham Manufacturing division of CMI Industries, Inc.; our modular floorcovering business in the U.S., Europe and Asia; and our architectural products division in the U.S. These increases were somewhat offset by decreased sales volume in our broadloom operations in the U.S. and Europe; the planned reduction of sales volume in our Re:Source service network as it focuses on profitability; and the decline in value of the euro against the U.S. dollar.

     Cost of sales, as a percentage of net sales, increased to 69.8% in 2000, compared to 68.9% in 1999. The increase was attributable to increased raw material prices, manufacturing inefficiencies in our U.S. and European broadloom operations, and the increase in the relative sales by the Company's architectural products division and Chatham operations, which historically have had lower gross profit margins than the Company's other product sales.

     Selling, general and administrative expenses, as a percentage of net sales, declined to 23.2% in 2000 from 24.8% in 1999. The decrease was attributable to our cost reduction efforts through the introduction of the shared services approach in the Americas and the inclusion of recently acquired companies which have historically had lower SG&A costs as a percentage of sales.

     Other expense increased $.7 million in 2000 compared to 1999, due primarily to the non-recurring gain realized in 1999 as a result of the divestiture of some of our operating assets.

     The effective tax rate was 42.0% for 2000, compared to 38.0% in 1999. The increase in the effective rate was primarily due to the write-off of certain non-deductible amounts as part of the restructuring charge taken in 2000 and lower pre-tax income in 2000.

     As a result of the aforementioned factors, excluding the $20.1 million restructuring charge recorded in 2000, our net income increased 35% to $31.8 million in 2000 versus $23.5 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     At December 30, 2001, we had $0.8 million of cash and cash equivalents, and an additional $209.9 million of working capital.

     We currently estimate capital expenditures for 2002 of approximately $16.0 million and have purchase commitments of approximately $2.7 million for 2002. Based on current interest rate levels, we expect our interest expense in 2002 to be approximately $40.0 million.

     On August 8, 2001, the Company amended its revolving credit facility. The amendment, among other things, (1) eased certain financial covenants, (2) increased pricing on borrowings to reflect current market conditions, (3) decreased the revolving credit limit from $300 million to $250 million, and (4) granted first priority security interests in substantially all of our assets and substantially all of the assets of our material domestic subsidiaries, including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier material foreign subsidiaries.

     In January 2002, we further amended and restated our revolving credit facility in connection with completing a private offering of $175 million aggregate principal amount of 10.375% senior notes due in 2010. The net proceeds of the notes offering were used to repay borrowings under the facility.

     Among other things, the January 2002 amendment and restatement of the revolving credit facility (1) decreased the revolving credit limit under the facility from $250 million to $100 million (subject to an asset borrowing base),
(2) increased the pricing on our borrowings to reflect current market conditions and our current financial condition, and (3) eased our financial covenants. The facility will mature on May 15, 2005, subject to a possible extension of that maturity date to January 17, 2007 if we meet certain conditions relating to the repayment of long-term debt. Further discussion of the credit facility and related borrowings is included in the notes to the consolidated financial statements on pages 37-38.

ANALYSIS OF CASH FLOWS

     Operating activities and proceeds from long-term debt provided our primary sources of cash during the last three fiscal years ended December 30, 2001. In 2001, operating activities generated $18.3 million of cash compared with $71.4 million in 2000 and $71.1 million in 1999.

     The primary uses of cash during the last three fiscal years have been (1) acquisitions of businesses, (2) additions to property and equipment at the Company's manufacturing facilities, (3) cash dividends, and (4) expenditures related to our share repurchase program. For the three years ended December 30, 2001, acquisitions of businesses (net of dispositions) required $22.2 million, the aggregate additions to property and equipment required cash expenditures of $97.8 million, dividends required $26.3 million, and share repurchases required $19.7 million.

     Pursuant to our share repurchase program, we are authorized to repurchase up to 4,000,000 shares of Class A Common Stock in the open market. As of December 30, 2001, we had repurchased an aggregate of 3,075,113 shares of Class A Common Stock under this program, at prices ranging from $3.41 to $16.78. Under a covenant in our revolving credit facility, we currently are prohibited from repurchasing shares under the program. However, if in the future we meet certain financial criteria, the prohibition will be lifted.

     Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

     High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of the financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events may not develop as forecasted, and the best estimates routinely require adjustment.

     Revenue Recognition on Long-Term Contracts. A portion of our revenues is derived from long-term contracts which are accounted for under the provisions of the American Institute of Certified Public

Accountants' Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Long-term fixed-price contracts are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

     Inventories. We determine the value of inventories using the lower of cost or market. We write down inventories for the difference between the carrying value of the inventories and their estimated market value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

     Pension Benefits. Net pension expense recorded is based on, among other things, assumptions of the discount rate, estimated return on plan assets and salary increases. Changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of our plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year.

     Environmental Remediation. We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made.

     Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

FUNDING OBLIGATIONS

     We have various contractual commitments and other obligations that we must fund in 2002 (including the $2.7 million of capital expenditure commitments noted above) and future years as part of our normal operations. Summary information about these matters is set forth in the following tables.

     The following table discloses aggregate information, as of March 12, 2002, about our contractual obligations and the periods in which payments are due:

                                                         PAYMENTS DUE BY PERIOD
                                     TOTAL     ------------------------------------------
                                    PAYMENTS                                      AFTER
                                      DUE       2002     2003-2004   2005-2006     2006
                                    --------   -------   ---------   ---------   --------
                                                       (IN THOUSANDS)
Long-Term Debt....................  $ 38,000   $    --    $    --    $ 31,500    $  6,500
Senior and Senior Subordinated
  Notes...........................   450,000        --         --     125,000     325,000
Operating Leases..................    89,026    23,275     32,707      16,153      16,891
Unconditional Purchase
  Obligations.....................     2,651     2,651         --          --          --
                                    --------   -------    -------    --------    --------
Total Contractual Cash
  Obligations.....................  $579,677   $25,926    $32,707    $172,653    $348,391
                                    ========   =======    =======    ========    ========

     The following table discloses aggregate information, as of March 12, 2002, about other commercial commitments for which we could be obligated to pay in the future but are not included in our consolidated balance sheet.

                                                            AMOUNT OF COMMITMENT
                                                           EXPIRATION PER PERIOD
                                        TOTAL     ----------------------------------------
                                       AMOUNTS                                      AFTER
                                      COMMITTED    2002    2003-2004   2005-2006    2006
                                      ---------   ------   ---------   ---------   -------
                                                         (IN THOUSANDS)
Lines of Credit*....................  $ 21,559    $   --    $21,559     $    --    $    --
Standby Letters of Credit...........    10,846        --     10,846          --         --
                                      --------    ------    -------     -------    -------
Total Commercial Commitments........  $ 32,405    $   --    $32,405     $    --    $    --
                                      ========    ======    =======     =======    =======

---------------

* Represents 365-day facilities available under subsidiaries' names that currently are not drawn upon.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     In December 2000, we commenced an accounts receivable securitization program that provides funding from the sale of trade accounts receivable generated by certain of our operating subsidiaries. (Prior to December 2000, the Company had a similar program that began in 1995.) As of December 30, 2001, Bentley Mills, Inc. (now known as Bentley Prince Street, Inc.), Chatham Marketing Co., Guilford of Maine Marketing Co., Intek Marketing Co., Interface Americas, Inc., Interface Architectural Resources, Inc., Interface Flooring Systems, Inc., Pandel, Inc. and Toltec Fabrics, Inc. (who are, collectively, referred to as the Originators) were the only subsidiaries participating in the Securitization Program.

     Under the Securitization Program, Interface purchases, on a daily basis, accounts receivable from the Originators for a cash purchase price equal to the outstanding balance of the receivables at the time of sale (net of reserves for doubtful accounts) pursuant to a receivables transfer agreement. A single-purpose, wholly owned subsidiary, Interface Securitization Corporation, referred to as ISC, purchases on a daily basis accounts receivable from Interface for cash and a subordinate note for a purchase price equal to the outstanding balance of the receivables at the time of sale (net of reserves for doubtful accounts). Pursuant to a receivables purchase agreement, Jupiter Securitization Corporation, referred to as JSC, or if JSC shall decline to purchase, Bank One, NA (collectively, the "Receivables Purchaser"), acquires an undivided percentage ownership interest in the pool by paying cash to ISC. Interface, as servicer for ISC, and the Receivables Purchaser control and administer daily collections on the receivables in the pool, which are automatically reinvested and used to purchase new receivables from us. The Receivables Purchaser's ownership interest in the pool is recalculated to reflect the effect of each day's collections and reinvestment. In the absence of unanticipated events (such as a cessation of reinvestments as discussed below), the Receivables Purchaser's percentage ownership interest in the pool will generally be equal to 100%, even though the aggregate balance of the receivables in the pool will be significantly greater than the amount invested by the Receivables Purchaser. As of December 30, 2001, the program provided for up to a maximum amount of $65.0 million of funding from the sale of accounts receivable. In February 2002, however, the maximum amount of funding available under the program was reduced to $50.0 million.

     As of December 30, 2001 the Receivables Purchaser's investment in the pool was $34.0 million; the aggregate balance of the receivables in the pool on that date was $56.1 million; and the percentage amount of the Receivables Purchaser's undivided ownership interest in the pool was 100%. The effective interest rate on the program for 2001 was 3.6%.

     The purchase agreement specifies several events of termination that would permit the Receivables Purchaser to cease reinvestment of its share of daily collections and to receive such collections until its investment is fully recovered. If an event of termination exists under the purchase agreement, the Receivables Purchaser would not be obligated to purchase interests in the pool. In that event, we expect that we would seek to borrow a sufficient sum under our revolving credit facility to permit ISC to repay all amounts owing to the Receivables Purchaser with respect to its ownership interests in the pool. However, the occurrence of events of termination under the purchase agreement may also constitute events of default under our credit facility, which would permit the lenders to withhold future loans to us. If we were not able to borrow sufficient sums under the credit facility (or otherwise obtain the funding necessary) to refinance the Receivables Purchaser's interest in the pool, then control of collections on the receivables in the pool would remain with the Receivables Purchaser until it recovers its investments in the pool. If an event of termination exists under the purchase agreement, the originators are not obligated to continue to sell their receivables to us and we are not obligated to sell receivables to ISC.

PARTNERSHIP WITH ABN AMRO BANK N.V.

     In 1998, our subsidiary Interface Europe B.V. formed a partnership with ABN AMRO Bank N.V. in the Netherlands for the purpose of developing an office building and warehouse facility in Scherpenzeel. Recourse against Interface Europe is limited to the amount of its investment in the partnership, which is approximately $1.0 million. Upon completion of the office building and warehouse facility, the partnership leased those facilities to Interface Europe and Interface International B.V. (which is a subsidiary of Interface Europe). At the expiration of the lease, Interface Europe and Interface International have the option to purchase the facilities from the partnership at fair market value.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations. SFAS 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and to purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, the reclassification of the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires companies to identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires a transitional goodwill impairment test six months from the date of adoption. We also will be required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     We accounted for our previous business combinations using the purchase method. As of December 30, 2001, the net carrying amount of goodwill was $251.9 million and other intangible assets was $4.5 million. Amortization expense during the fiscal year ended December 30, 2001 was $9.8 million. Currently, we are assessing, but have not yet determined, how the adoption of SFAS 142 will impact our financial position and results of operations.

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. We are in the process of evaluating the impact this standard will have on our financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We are in the process of evaluating the impact this standard will have on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     As a result of the scope of our global operations, we are exposed to an element of market risk from changes in interest rates and foreign currency exchange rates. Our results of operations and financial condition could be impacted by this risk. We manage our exposure to market risk through our regular operating and financial activities and, to the extent appropriate, through the use of derivative financial instruments.

     We employ derivative financial instruments as risk management tools and not for speculative or trading purposes. We monitor the use of derivative financial instruments through the use of objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. We have established strict counter-party credit guidelines and enter into transactions only with financial institutions with a rating of investment grade or better. As a result, we consider the risk of counter-party default to be minimal.

INTEREST RATE MARKET RISK EXPOSURE

     Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. We maintain the fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agree to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. During 2001, we utilized interest rate swap agreements to effectively convert approximately $125 million of fixed rate debt into variable debt. We currently maintain 60% and 40% of our total long-term debt in fixed and variable interest rates, respectively.

FOREIGN CURRENCY EXCHANGE MARKET RISK EXPOSURE

     A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the U.S., Canada, England, Northern Ireland, the Netherlands, Australia and Thailand, and sell our products in more than 100 countries. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the U.S., exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations can have a translation impact on our financial position.

     At December 30, 2001, we recognized a $14.0 million decrease in our foreign currency translation adjustment account compared to December 31, 2000, because of the weakening of certain currencies against the U.S. dollar. The decrease was associated primarily with our investments in certain foreign subsidiaries located within the U.K. and continental Europe.

SENSITIVITY ANALYSIS

     For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

     To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 30, 2001. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

INTEREST RATE RISK

     Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt and interest rate swap agreement would be impacted by a net decrease of $8.3 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $9.2 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

     As of December 30, 2001, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $6.7 million or an increase in the fair value of our financial instruments of $6.7 million. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FISCAL YEAR ENDED
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales................................................  $1,103,905   $1,283,948   $1,228,239
Cost of sales............................................     787,874      895,944      846,124
                                                           ----------   ----------   ----------
Gross profit on sales....................................     316,031      388,004      382,115
Selling, general and administrative expenses.............     266,988      297,948      304,553
Restructuring charges....................................      65,085       21,047        1,131
                                                           ----------   ----------   ----------
Operating income (loss)..................................     (16,042)      69,009       76,431
                                                           ----------   ----------   ----------
Other expense
  Interest expense.......................................      37,233       38,500       39,372
  Other..................................................         517          670         (914)
                                                           ----------   ----------   ----------
Total other expense......................................      37,750       39,170       38,458
                                                           ----------   ----------   ----------
Income (loss) before taxes on income (benefit)...........     (53,792)      29,839       37,973
Taxes on income (benefit)................................     (17,505)      12,518       14,428
                                                           ----------   ----------   ----------
Net income (loss)........................................  $  (36,287)  $   17,321   $   23,545
                                                           ==========   ==========   ==========

Earnings (loss) per common share
  Basic..................................................  $    (0.72)  $     0.34   $     0.45
                                                           ----------   ----------   ----------
  Diluted................................................  $    (0.72)  $     0.34   $     0.45
                                                           ----------   ----------   ----------

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                    FISCAL YEAR ENDED
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Net income (loss)........................................  $  (36,287)  $   17,321   $   23,545
Other comprehensive income (loss)
  Foreign currency translation adjustment................     (14,024)     (19,281)     (22,003)
  Minimum pension liability adjustment...................     (11,061)          --        6,399
                                                           ----------   ----------   ----------
Comprehensive income (loss)..............................  $  (61,372)  $   (1,960)  $    7,941
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                2001        2000
                                                              --------   ----------
                                                                 (IN THOUSANDS)
ASSETS
Current
  Cash......................................................  $    793   $    7,861
  Accounts receivable, net..................................   161,070      204,886
  Inventories...............................................   168,249      198,063
  Prepaid expenses..........................................    31,018       22,765
  Deferred income taxes.....................................    17,640       13,533
                                                              --------   ----------
Total current assets........................................   378,770      447,108

Property and equipment, net.................................   260,327      258,245
Other.......................................................    63,783       64,840
Goodwill....................................................   251,874      264,656
                                                              --------   ----------
                                                              $954,754   $1,034,849
                                                              ========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $ 65,805   $   97,874
  Accrued expenses..........................................   100,566      107,467
  Current maturities of long-term debt......................     1,667          808
                                                              --------   ----------
Total current liabilities...................................   168,038      206,149

Long-term debt, less current maturities.....................   178,327      146,550
Senior notes................................................   150,000      150,000
Senior subordinated notes...................................   125,000      125,000
Deferred income taxes.......................................    26,474       29,551
                                                              --------   ----------
Total liabilities...........................................   647,839      657,250
                                                              --------   ----------

Minority interest...........................................     4,440        5,164
                                                              --------   ----------

Shareholders' equity
  Preferred stock...........................................        --           --
  Common stock..............................................     5,082        5,831
  Additional paid-in capital................................   219,490      218,261
  Retained earnings.........................................   175,940      241,400
  Foreign currency translation adjustment...................   (86,976)     (72,952)
  Minimum pension liability.................................   (11,061)          --
  Treasury stock, 0 and 7,493 shares, respectively..........        --      (20,105)
                                                              --------   ----------
Total shareholders' equity..................................   302,475      372,435
                                                              --------   ----------
                                                              $954,754   $1,034,849
                                                              ========   ==========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FISCAL YEAR ENDED
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss).........................................  $ (36,287)  $  17,321   $  23,545
Adjustments to reconcile net income (loss) to cash
  provided by operating activities
Depreciation and amortization.............................     47,852      50,625      45,789
Bad debt expense..........................................      5,774       5,909       4,565
Restructuring charges.....................................     41,185       8,210          --
Deferred income taxes.....................................    (18,784)     (7,209)      3,950
Working capital changes
  Accounts receivable.....................................     22,797      (2,749)    (20,519)
  Inventories.............................................     15,968      (9,172)     16,559
  Prepaid expenses........................................    (17,958)      3,272      (2,314)
  Accounts payable and accrued expenses...................    (42,245)      5,225        (509)
                                                            ---------   ---------   ---------
Cash provided by operating activities.....................     18,302      71,432      71,066
                                                            ---------   ---------   ---------

INVESTING ACTIVITIES
Capital expenditures......................................    (30,036)    (30,495)    (37,278)
Net proceeds from dispositions/cash paid for acquisitions
  of businesses...........................................     (2,198)    (29,872)      9,826
Other.....................................................    (12,447)    (10,876)    (24,393)
                                                            ---------   ---------   ---------
Cash used in investing activities.........................    (44,681)    (71,243)    (51,845)
                                                            ---------   ---------   ---------

FINANCING ACTIVITIES
Borrowings on long-term debt..............................    341,140     211,323     148,900
Principal repayments on long-term debt....................   (309,882)   (191,023)   (156,574)
Expenditures under share repurchase program...............     (2,217)     (6,842)    (10,615)
Proceeds from issuance of common stock....................        269         496       1,044
Dividends paid............................................     (7,628)     (9,243)     (9,453)
Other.....................................................     (1,272)         --          --
                                                            ---------   ---------   ---------
Cash provided by (used in) financing activities...........     20,410       4,711     (26,698)
                                                            ---------   ---------   ---------

Net cash provided by (used in) operating, investing and
  financing activities....................................     (5,969)      4,900      (7,477)
Effect of exchange rate changes on cash...................     (1,099)        413         115
                                                            ---------   ---------   ---------

CASH
Net increase (decrease)...................................     (7,068)      5,313      (7,362)
Balance, beginning of year................................      7,861       2,548       9,910
                                                            ---------   ---------   ---------
Balance, end of year......................................  $     793   $   7,861   $   2,548
                                                            =========   =========   =========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company is a recognized leader in the worldwide commercial interiors market, offering floorcoverings, fabrics, specialty products and services. The Company manufactures modular and broadloom carpet focusing on the high quality, designer-oriented sector of the market, and provides specialized carpet replacement, installation and maintenance services. The Company also produces interior fabrics and upholstery products. Additionally, the Company produces raised/access flooring systems; provides chemicals used in various rubber and plastic products; offers Intersept, a proprietary antimicrobial used in a number of interior finishes; and sponsors the Envirosense Consortium in its mission to address workplace environmental issues.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples include provisions for returns, bad debts, product claims reserves, inventory obsolescence and the length of product life cycles, accruals associated with restructuring activities, income tax exposures, environmental liabilities, carrying value of the goodwill and property and equipment. Actual results could vary from these estimates.

INVENTORIES

     The Company determines the value of inventories using the lower of cost (standards approximating the first-in, first-out method) or market. We write down inventories for the difference between the carrying value of the inventories and their estimated market value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

PROPERTY AND EQUIPMENT AND LONG-LIVED ASSETS

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements -- ten to fifty years; furniture and equipment -- three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. The Company capitalized net interest costs of approximately $0.7 million, $0.5 million, and $0.4 million for the years ended 2001, 2000, and 1999, respectively. Depreciation expense amounted to approximately $34.6 million, $37.9 million, and $32.4 million for the years ended 2001, 2000, and 1999, respectively.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

     In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

GOODWILL

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited, principally twenty-five to forty years. Accumulated amortization amounted to approximately $88.3 million and $78.5 million at December 30, 2001 and December 31, 2000, respectively.

     The Company's operational policy for the assessment and measurement of any impairment in the value of excess of cost over net assets acquired, which is other than temporary, is to evaluate the recoverability and remaining life and determine whether it should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount.

     In June 2001, the FASB finalized SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and to purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of December 30, 2001, the net carrying amount of goodwill was $251.9 million and other intangible assets was $4.5 million. Amortization expense during the year ended December 30, 2001 was $9.8 million. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

TAXES ON INCOME

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date.

REVENUE RECOGNITION

     Revenue is recognized on the sale of products or services when the products are shipped or the services are performed, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. The Company's delivery term typically is F.O.B. shipping point. Revenues and estimated profits on performance contracts are recognized under the percentage of completion method of accounting using the cost-to-cost methodology. Profit estimates are revised periodically based upon changes in facts. Any losses identified on contracts are recognized immediately.

     In accordance with EITF 00-10, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in cost of sales in the consolidated statements of operations.

     Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," the Company has reviewed its accounting policies for the recognition of revenue. SAB No. 101 was required to be implemented in fourth quarter 2000. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB No. 101.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments.

     At December 30, 2001 and December 31, 2000, checks issued against future deposits totaled approximately $20.2 million and $11.0 million, respectively. Cash payments for interest amounted to approximately $42.6 million, $41.4 million, and $36.6 million, for the years ended 2001, 2000, and 1999, respectively. Income tax payments amounted to approximately $5.8 million, $11.8 million, and $6.1 million, for the years ended 2001, 2000, and 1999, respectively.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair values of cash and cash equivalents, short-term investments and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt and swaps are based on quoted market prices or pricing models using current market rates.

TRANSLATION OF FOREIGN CURRENCIES

     The financial position and results of operations of the Company's foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in income.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133, as amended, did not have a material impact on the Company's consolidated financial statements.

FISCAL YEAR

     The Company's fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to "2001," "2000," and "1999," mean the fiscal years ended December 30, 2001, December 31, 2000, and January 2, 2000, respectively. Fiscal years 2001, 2000 and 1999 were each comprised of 52 weeks.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

RECEIVABLES

     The Company, through a separate single purpose corporate entity, Interface Securitization Corporation ("ISC"), maintains an agreement with a financial institution to sell commercial accounts receivable generated by certain of our operating subsidiaries. As of December 30, 2001, the agreement provided for up to a maximum amount of $65.0 million of funding from the sale of such receivables. (In February 2002, the maximum amount of funding available was reduced to $50.0 million.) (Prior to December 2000, the Company had a similar program that began in 1995.) As of December 30, 2001, Bentley Mills, Inc. (now known as Bentley Prince Street, Inc.), Chatham Marketing Co., Guilford of Maine Marketing Co., Intek Marketing Co., Interface Americas, Inc., Interface Architectural Resources, Inc., Interface Flooring Systems, Inc., Pandel, Inc. and Toltec Fabrics, Inc. were the only subsidiaries participating in the Securitization Program. Cash proceeds from the sale and securitization of these receivables were $20.0 million and $51.0 million in 2001 and 2000, respectively. No significant gain or loss resulted from these transactions. The Company expects recourse amounts associated with the aforementioned sale and securitization activities to be minimal and has adequate reserves to cover potential losses. Prior to December 2000, the Company had a similar agreement with another financial institution. The receivables sold at December 30, 2001 and December 31, 2000 amounted to $34.0 million and $54.0 million, respectively. The assets of ISC are available first and foremost to satisfy the claims of its creditors.

     Effective January 1, 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and revises the accounting standards for securitizations and transfers of financial assets and collateral. The adoption of SFAS 140 did not have a material effect on the Company's results of operations and financial position.

     The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 30, 2001 and December 31, 2000, the allowance for bad debts amounted to approximately $10.0 million and $8.7 million, respectively, for all accounts receivable of the Company.

INVENTORIES

     Inventories are summarized as follows:

                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Finished goods..............................................  $  84,191   $ 101,411
Work-in-process.............................................     35,204      40,939
Raw materials...............................................     48,854      55,713
                                                              ---------   ---------
                                                              $ 168,249   $ 198,063
                                                              =========   =========

PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $  12,879   $  13,677
Buildings...................................................    136,828     136,901
Equipment...................................................    380,856     351,643
                                                              ---------   ---------
                                                                530,563     502,221
Accumulated depreciation....................................   (270,236)   (243,976)
                                                              ---------   ---------
                                                              $ 260,327   $ 258,245
                                                              =========   =========

     The estimated cost to complete construction-in-progress for which the Company was committed at December 30, 2001 was approximately $2.7 million.

ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Compensation................................................  $  25,625   $  38,701
Restructuring...............................................     18,636         613
Pension.....................................................     11,061          --
Environmental...............................................      9,049      10,555
Interest....................................................      4,584       5,416
Taxes.......................................................         --       9,305
Other.......................................................     31,611      42,877
                                                              ---------   ---------
                                                              $ 100,566   $ 107,467
                                                              =========   =========

     During May 2000, the Company acquired certain assets and assumed certain liabilities of the Chatham Manufacturing division of CMI Industries, Inc. ("Chatham"). As part of the acquisition, the Company engaged environmental consultants to review potential environmental liabilities at all Chatham properties. Based on their review, the environmental consultants recommended certain environmental remedial actions, including groundwater monitoring, and estimated the costs thereof. The Company is currently taking steps to implement the recommended actions at Chatham. Based upon the cost estimates provided by the environmental consultants, the Company believes that the estimated range of the net present value of reasonably predictable costs of groundwater monitoring and other remedial actions is between $7.9 million and $10.2 million. The Company believes that the net present value of the expense for the ongoing groundwater monitoring will be approximately $6.1 million in the aggregate for the first ten years and $1.8 million in the aggregate for the following twenty years. The net present value of the cost of other remedial actions will be approximately $1.1 million in the aggregate. At December 30, 2001, the Company had accrued approximately $9.0 million, which represents the best estimate available of the net present value of these costs discounted at 6%.

     Actual costs related to groundwater monitoring and other remedial actions at Chatham incurred during 2001 were approximately $1.5 million. Costs incurred during 2000 were insignificant. Actual costs incurred will depend upon numerous factors, including (i) the actual method and results of the remedial actions;
(ii) the outcome of negotiations with regulatory authorities; (iii) changes in environmental laws and regulations; (iv) technological developments and advancements; and (v) the years of remedial activity required. Based on the information currently available, the Company does not expect that any unrecorded liability related to the above matters would materially affect the consolidated financial position or results of operations of the Company. Environmental accruals are routinely reviewed as events and developments warrant and are subjected to a comprehensive annual review.

BORROWINGS

LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                  INTEREST RATE AT
                                                  DECEMBER 30, 2001     2001       2000
                                                  -----------------   --------   --------
                                                                        (IN THOUSANDS)
Revolving credit facilities
  U.S. dollar...................................           4.96%      $129,250   $ 87,750
  Japanese yen..................................           2.19%         7,545      8,000
  British pound sterling........................           6.19%        30,515     34,455
  Euro..........................................           5.43%         4,415      6,660
Other...........................................      1.75-6.00%         8,269     10,493
                                                                      --------   --------
Total long-term debt............................                       179,994    147,358
Less current maturities.........................                        (1,667)      (808)
                                                                      --------   --------
                                                                      $178,327   $146,550
                                                                      ========   ========

     On August 8, 2001, the Company amended its revolving credit facility. The amendment, among other things, (i) eased certain financial covenants, (ii) increased pricing on borrowings to reflect current market conditions, (iii) decreased the revolving credit limit from $300 million to $250 million, and (iv) granted first priority security interests in and liens on all of our assets and substantially all of the assets of our material domestic subsidiaries, including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier foreign subsidiaries.

     On January 17, 2002, the revolving credit facility was further amended and restated to, among other things, substitute certain lenders, change certain covenants, and reduce the maximum borrowing amount to $100 million. In connection with the amendment and restatement of the facility, the Company issued the 10.375% Senior Notes discussed below. The amended facility matures May 15, 2005, subject to a possible extension of that maturity date to January 17, 2007 if the Company meets certain conditions relating to the repayment of long-term debt. Interest is charged at varying rates based on the Company's ability to meet certain performance criteria.

     The facility requires prepayment from specified excess cash flows or proceeds from certain asset sales and maintenance of certain financial ratios, and governs the ability of the Company to, among other things, encumber assets, repay debt and pay dividends. Long-term debt recorded in the accompanying balance sheets approximates fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

     Future maturities of long-term debt are based on fixed payments (amounts could be higher if excess cash flows or asset sales require prepayment of debt under the credit agreements). Annual maturities (in thousands of dollars) of long-term debt outstanding at December 30, 2001 are as follows: 2002 -- $1,667; 2003 -- $171,827; 2004 -- $0; 2005 -- $0; 2006 -- $0; Thereafter -- $6,500.

10.375% SENIOR NOTES

     On January 17, 2002, the Company completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1st and August 1st beginning August 1st, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility.

     The Notes are guaranteed, jointly and severally, on an unsecured senior basis by certain of the Company's domestic subsidiaries. The Senior Notes are redeemable up to 35% at any time prior to February 1, 2005 with the proceeds of one or more equity offerings at a price of 110 3/8% of the principal amount.

7.3% SENIOR NOTES

     The Company has outstanding $150 million in 7.3% Senior Notes due 2008. Interest is payable semi-annually on April 1 and October 1.

     The Senior Notes are unsecured, senior subordinated notes and are guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries. The Senior Notes are redeemable, in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present value of the remaining scheduled payments, discounted on a semi-annual basis at the treasury rate plus 50 basis points, plus, in the case of each of (i) and (ii) above, accrued interest to the date of redemption. At December 30, 2001 and December 31, 2000, the estimated fair value of these notes based on then current market prices was approximately $127.5 million and $140.3 million, respectively.

9.5% SENIOR SUBORDINATED NOTES

     The Company has outstanding $125 million in 9.5% Senior Subordinated Notes due 2005. Interest is payable semi-annually on May 15 and November 15.

     The Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of the Company's domestic subsidiaries. The Notes became redeemable for cash after November 15, 2000 at the Company's option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on November 15, 2003, plus accrued interest thereon to the date fixed for redemption. At December 30, 2001 and December 31, 2000, the estimated fair value of these notes based on then current market prices was approximately $111.3 million and $126.9 million, respectively.

LINES OF CREDIT AND STANDBY LETTERS OF CREDIT

     Subsidiaries of the Company have an aggregate of $21.6 million of lines of credit available at interest rates ranging from 4.0% to 7.5%. No amounts were outstanding under these lines of credit as of December 30, 2001. Subsidiaries of the Company also have an aggregate of $10.8 million of standby letters of credit outstanding, related primarily to the debt of a subsidiary and workers compensation liabilities.

PREFERRED STOCK

     The Company is authorized to create and issue up to 5,000,000 shares of $1.00 par value Preferred Stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock.

     In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company.

PREFERRED SHARE PURCHASE RIGHTS

     The Company has previously issued one purchase right (a "Right") in respect of each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one two-hundredth of a share (a "Unit") of Series B Participating Cumulative Preferred Stock (the "Series B Preferred Stock").

     The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that acquires (without the consent of the Company's Board of Directors) more than 15% of the outstanding shares of Common Stock or if other specified events occur without the Rights having been redeemed or in the event of an exchange of the Rights for Common Stock as permitted under the Shareholder Rights Plan.

     The dividend and liquidation rights of the Series B Preferred Stock are designed so that the value of one one-hundredth of a share of Series B Preferred Stock issuable upon exercise of each Right will approximate the same economic value as one share of Common Stock, including voting rights. The exercise price per Right is $90, subject to adjustment. Shares of Series B Preferred Stock will entitle the holder to a minimum preferential dividend of $1.00 per share, but will entitle the holder to an aggregate dividend payment of 200 times the dividend declared on each share of Common Stock. In the event of liquidation, each share of Series B Preferred Stock will be entitled to a minimum preferential liquidation payment of $1.00, plus accrued and unpaid dividends and distributions thereon, but will be entitled to an aggregate payment of 200 times the payment made per share of Common Stock. In the event of any merger, consolidation or other transaction in which Common Stock is exchanged for or changed into other stock or securities, cash or other property, each share of Series B Preferred Stock will be entitled to receive 200 times the amount received per share of Common Stock. Series B Preferred Stock is not convertible into Common Stock.

     Each share of Series B Preferred Stock will be entitled to 200 votes on all matters submitted to a vote of the shareholders of the Company, and shares of Series B Preferred Stock will generally vote together as one class with the Common Stock and any other voting capital stock of the Company on all matters submitted to a vote of the Company's shareholders. While the Company's Class B Common Stock remains outstanding, holders of Series B Preferred Stock will vote as a single class with the Class A Common Stockholders for election of directors.

     Further, whenever dividends on the Series B Preferred Stock are in arrears in an amount equal to six quarterly payments, the Series B Preferred Stock, together with any other shares of preferred stock then entitled to elect directors, shall have the right, as a single class, to elect one director until the default has been cured. The Rights expire on March 15, 2008 unless extended or unless the Rights are earlier redeemed or exchanged by the Company.

SHAREHOLDERS' EQUITY

COMMON STOCK

     The Company is authorized to issue 80 million shares of $.10 par value Class A Common Stock and 40 million shares of $.10 par value Class B Common Stock. Class A and Class B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. Under the terms of the Class B Common Stock, its special voting rights to elect a majority of the Board members would terminate irrevocably if the total outstanding shares of Class B Common Stock ever comprises less than ten percent of the Company's total issued and outstanding shares of Class A and Class B Common Stock. On December 30, 2001, the outstanding Class B shares constituted approximately 14% of the total outstanding shares of Class A and Class B Common Stock. The Company's Class A Common Stock is traded in the over-the-counter market under the symbol IFSIA and is quoted on Nasdaq. The Company's Class B Common Stock is not publicly traded. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Both classes of Common Stock share in dividends available to common shareholders. Cash dividends on Common Stock were $.15 per share for 2001 and $.18 per share for each of 2000 and 1999.

STOCK REPURCHASE PROGRAM

     The Company has a share repurchase program, pursuant to which it was authorized to repurchase up to 2,000,000 shares of Class A Common Stock in the open market through May 19, 2000. During 2000, the authorized share repurchase amount was increased to 4,000,000 shares and the program was extended through May 19, 2002. During 2001, the Company repurchased 280,300 shares of Class A Common Stock under this program, at prices ranging from $6.02 to $9.44 per share. This is compared to the repurchase of 1,177,313 shares of Class A Common Stock at prices ranging from $3.41 to $8.94 per share during 1999 and the repurchase of 1,442,500 shares of Class A Common Stock at prices ranging from $4.50 to $9.94 during 1999. Under a covenant in our revolving credit facility, we currently are prohibited from repurchasing shares under the program. However, if in the future we meet certain financial criteria, the prohibition will be lifted.

     All treasury stock is accounted for using the cost method. During 2001, the Company retired 7,773,000 shares of treasury stock.

     The following tables show changes in common shareholders' equity.

                                                                                                              FOREIGN
                                                                        ADDITIONAL               MINIMUM     CURRENCY
                                CLASS A   CLASS A   CLASS B   CLASS B    PAID-IN     RETAINED    PENSION    TRANSLATION
                                SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL     EARNINGS   LIABILITY   ADJUSTMENT
                                -------   -------   -------   -------   ----------   --------   ---------   -----------
                                                                    (IN THOUSANDS)
Balance, at January 3, 1999...  54,220    $5,422     5,614     $561      $231,959    $219,230   $ (6,399)    $(31,668)

Net income....................      --        --        --       --            --      23,545         --           --

Conversion of common stock....    (190)      (19)      190       19            --          --         --           --

Stock issuances and
  forfeitures under employee
  plans, inclusive of tax
  benefit of $15..............     274        27      (402)     (40)       (2,498)         --         --           --

Other issuances of common
  stock.......................      85         9       912       91        10,414          --         --           --

Cash dividends paid...........      --        --        --       --            --      (9,453)        --           --

Unamortized stock compensation
  expense related to
  restricted stock awards.....      --        --        --       --        (8,784)         --         --           --

Compensation expense related
  to restricted stock
  awards......................      --        --        --       --         1,070          --         --           --

Forfeiture and vesting of
  restricted stock awards.....      --        --        --       --         3,664          --         --           --

Retirement of treasury
  stock.......................  (1,678)     (168)       --       --       (13,452)         --         --           --

Minimum pension liability
  adjustment..................      --        --        --       --            --          --      6,399           --

Foreign currency translation
  adjustment..................      --        --        --       --            --          --         --      (22,003)
                                ------    ------     -----     ----      --------    --------   --------     --------

Balance, at January 2, 2000...  52,711    $5,271     6,314     $631      $222,373    $233,322   $     --     $(53,671)
                                ======    ======     =====     ====      ========    ========   ========     ========

                                                                                                              FOREIGN
                                                                        ADDITIONAL               MINIMUM     CURRENCY
                                CLASS A   CLASS A   CLASS B   CLASS B    PAID-IN     RETAINED    PENSION    TRANSLATION
                                SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL     EARNINGS   LIABILITY   ADJUSTMENT
                                -------   -------   -------   -------   ----------   --------   ---------   -----------
                                                                    (IN THOUSANDS)
Balance, at January 2, 2000...  52,711    $5,271     6,314     $631      $222,373    $233,322   $     --     $(53,671)

Net income....................      --        --        --       --            --      17,321         --           --

Conversion of common stock....    (602)      (60)      602       60            --          --         --           --

Stock issuances under employee
  plans.......................      56         6        25        3           581          --         --           --

Other issuances of common
  stock.......................      33         3       162       16           787          --         --           --

Retirement of treasury
  stock.......................    (984)      (99)       --       --        (5,363)         --         --           --

Cash dividends paid...........      --        --        --       --            --      (9,243)        --           --

Unamortized stock compensation
  expense related to
  restricted stock awards.....      --        --        --       --          (719)         --         --           --

Compensation expense related
  to restricted stock
  awards......................      --        --        --       --           602          --         --           --

Foreign currency translation
  adjustment..................      --        --        --       --            --          --         --      (19,281)
                                ------    ------     -----     ----      --------    --------   --------     --------

Balance, at December 31,
  2000........................  51,214    $5,121     7,103     $710      $218,261    $241,400   $     --     $(72,952)
                                ======    ======     =====     ====      ========    ========   ========     ========

                                                                                                              FOREIGN
                                                                        ADDITIONAL               MINIMUM     CURRENCY
                                CLASS A   CLASS A   CLASS B   CLASS B    PAID-IN     RETAINED    PENSION    TRANSLATION
                                SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL     EARNINGS   LIABILITY   ADJUSTMENT
                                -------   -------   -------   -------   ----------   --------   ---------   -----------
                                                                    (IN THOUSANDS)

Balance, at December 31,
  2000........................  51,214    $5,121     7,103     $710      $218,261    $241,400   $     --     $(72,952)
                                ------    ------     -----     ----      --------    --------   --------     --------

Net loss......................      --        --        --       --            --     (36,287)        --           --

Conversion of common stock....     207        21      (207)     (21)           --          --         --           --

Stock issuances under employee
  plans.......................      38         4         7        1           264          --         --           --

Other issuances of common
  stock.......................      --        --       279       28         2,610          --         --           --

Retirement of treasury
  stock.......................  (7,773)     (777)       --       --            --     (21,545)        --           --
Cash dividends paid...........      --        --        --       --            --      (7,628)        --           --
Unamortized stock compensation
  expense related to
  restricted stock awards.....      --        --        --       --        (2,638)         --         --           --
Forfeitures and compensation
  expense related to
  restricted stock awards.....      48         5       (97)     (10)          993          --         --           --
Minimum pension liability
  adjustment..................      --        --        --       --            --          --    (11,061)          --
Foreign currency translation
  adjustment..................      --        --        --       --            --          --         --      (14,024)
                                ------    ------     -----     ----      --------    --------   --------     --------
Balance, at December 30,
  2001........................  43,734    $4,374     7,085     $708      $219,490    $175,940   $(11,061)    $(86,976)
                                ======    ======     =====     ====      ========    ========   ========     ========

STOCK OPTIONS

     The Company has an Omnibus Stock Incentive Plan ("Omnibus Plan") under which a committee of the Board of Directors is authorized to grant directors and key employees, including officers, options to purchase the Company's Common Stock. Options are exercisable for shares of Class A or Class B Common Stock at a price not less than 100% of the fair market value on the date of grant. The options generally become exercisable 20% per year over a five-year period from the date of the grant and the options generally expire ten years from the date of the grant. Initially, an aggregate of 3,600,000 shares of Common Stock not previously authorized for issuance under any plan, plus the number of shares subject to outstanding stock options granted under predecessor plans minus the number of shares issued on or after the effective date pursuant to the exercise of such outstanding stock options granted under predecessor plans, were available to be issued under the Omnibus Plan. In May 2001, the shareholders approved an amendment to the Omnibus Plan which increased by 2,000,000 the number of shares of Common Stock authorized for issuance under the Omnibus Plan.

     The following tables summarize stock option activity under the Omnibus Plan and predecessor plans:

                                                                           WEIGHTED AVERAGE
                                                        NUMBER OF SHARES    EXERCISE PRICE
                                                        ----------------   ----------------
Outstanding at January 3, 1999........................      3,404,000           $ 8.75
Granted...............................................        576,000             7.84
Exercised.............................................       (324,000)            6.20
Forfeited or canceled.................................        (50,000)           15.26
                                                           ----------           ------
Outstanding at January 2, 2000........................      3,606,000           $ 8.74
Granted...............................................      1,642,000             4.98
Exercised.............................................        (93,000)            6.36
Forfeited or canceled.................................     (1,256,000)           10.97
                                                           ----------           ------
Outstanding at December 31, 2000......................      3,899,000           $ 6.53
Granted...............................................        836,000             5.87
Exercised.............................................        (42,000)            6.06
Forfeited or canceled.................................       (239,000)            7.27
                                                           ----------           ------
Outstanding at December 30, 2001......................      4,454,000           $ 6.38
                                                           ==========           ======

     As of December 30, 2001, the number of shares authorized for issuance under the Omnibus Plan that were not the subject of then-outstanding option grants was 3,167,000.

OPTIONS EXERCISABLE                          NUMBER OF SHARES   WEIGHTED AVERAGE EXERCISE PRICE
-------------------                          ----------------   -------------------------------
December 30, 2001..........................     2,049,000                    $7.02
December 31, 2000..........................     1,732,000                    $7.30
January 2, 2000............................     1,916,000                    $7.63

                                        OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          ------------------------------------------------   ----------------------------------
                                               WEIGHTED
                                                AVERAGE
                               NUMBER          REMAINING       WEIGHTED           NUMBER
                           OUTSTANDING AT     CONTRACTUAL      AVERAGE        EXERCISABLE AT        AVERAGE
RANGE OF EXERCISE PRICES  DECEMBER 30, 2001      LIFE       EXERCISE PRICE   DECEMBER 30, 2001   EXERCISE PRICE
------------------------  -----------------   -----------   --------------   -----------------   --------------
$ 3.63 -  6.94..........      2,727,000          7.27           $ 5.00             990,000           $ 5.41
  7.00 -  9.56..........      1,551,000          5.97           $ 8.26             934,000           $ 8.18
 10.06 - 14.44..........        176,000          5.83           $11.18             125,000           $11.16
                              ---------          ----           ------           ---------           ------
                              4,454,000          6.76           $ 6.38           2,049,000           $ 7.02
                              =========          ====           ======           =========           ======

     The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2001, 2000 and 1999 were $2.95, $2.55 and $2.12 per share, respectively.

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Compensation expense related to stock option plans described above was immaterial for 2001, 2000, and 1999. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS 123, net income (loss) applicable to common shareholders and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                 FISCAL YEAR ENDED
                                                         ----------------------------------
                                                            2001        2000        1999
                                                         ----------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Net income (loss) as reported..........................   $(36,287)    $17,321     $23,545
  pro forma............................................    (38,697)     15,295      22,185

Basic earnings (loss) per share as reported............   $  (0.72)    $  0.34     $  0.45
  pro forma............................................      (0.77)       0.30        0.42

Diluted earnings (loss) per share as reported..........   $  (0.72)    $  0.34     $  0.45
  pro forma............................................      (0.77)       0.30        0.42

     The fair value of stock options used to compute pro forma net income (loss) and earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999: Dividend yield of 1.2% in 2001, 2.1% in 2000, and 3.6% in 1999; expected volatility of 50% in 2001, 40% in
2000, and 31% in 1999; a risk-free interest rate of 5.09% in 2001, 6.38% in 2000, and 5.72% in 1999; and an expected option life of 6.5 years in 2001, 6.5 years in 2000, and 6.0 years in 1999.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Interpretation No. 44 clarifies the application of APB No. 25 to the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation did not have a material impact on the Company's consolidated financial statements.

RESTRICTED STOCK AWARDS

     During fiscal years 2001, 2000, and 1999 restricted stock awards were granted for 279,498, 161,514, and 310,563 shares, respectively, of Class B Common Stock. These shares vest with respect to each employee after a nine-year period from the date of grant, provided the individual remains in the employment of the Company as of the vesting date. Additionally, these shares could vest upon the attainment of certain share performance criteria; in the event of a change in control of the Company; or, in the case of the 204,984 awards granted in 1997 that have neither vested or been forfeited, upon involuntary termination. Compensation expense relating to these grants was approximately $1,051,000, $602,000, and $1,070,000 during 2001, 2000, and 1999, respectively. During 2001, 2000 and 1999, shares were issued and as a result unamortized stock compensation for the value of the awards was recorded as a reduction to additional paid-in capital. Due to severance agreements offered during 2001, 46,247 shares were forfeited and 50,951 shares became vested. Due to severance agreements offered during 1999, 247,647 shares were forfeited and 210,538 shares became vested (of which 109,818 were repurchased by the Company). At December 30, 2001 and December 31, 2000, stock awards for 807,475 and 625,176 shares of Class B Common Stock remained outstanding, respectively.

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Shares issued during the year and shares reacquired during the year are weighted for the portion of the year that they were outstanding. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. During 2001, approximately 50,099,000 weighted average shares were outstanding. For 2001, potentially dilutive securities (consisting of options) were not considered in the calculation of diluted earnings (loss) per share, as their impact would be antidilutive.

     The following is a reconciliation from basic earnings (loss) per share to diluted earnings per share for 2000 and 1999:

                                                             WEIGHTED AVERAGE    EARNINGS PER
                                               NET INCOME   SHARES OUTSTANDING      SHARE
                                               ----------   ------------------   ------------
                                                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
2000
  Basic                                         $17,321           50,558            $0.34
  Effect of dilution:
  Stock options and awards                                           266
                                                -------           ------            -----
  Diluted                                       $17,321           50,824            $0.34
                                                =======           ======            =====
1999
  Basic                                         $23,545           52,562            $0.45
  Effect of dilution:
  Stock options and awards                                           241
                                                -------           ------            -----
  Diluted                                       $23,545           52,803            $0.45
                                                =======           ======            =====

     In 2000 and 1999, 2,461,383 and 1,817,309 stock options, respectively, were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect.

RESTRUCTURING CHARGES

2001 RESTRUCTURING

     During 2001, the Company recorded a pre-tax restructuring charge of $65.1 million. The charge reflected: (i) the withdrawal from the European broadloom market; (ii) the consolidation in the Company's raised/access flooring operations; (iii) the further rationalization of the U.S. broadloom operations;
(iv) a worldwide workforce reduction of approximately 838 employees; and (v) the consolidation of certain non-strategic Re:Source Americas operations. The Company initially recorded a charge of $62.2 million during the third quarter of 2001, and in the fourth quarter of 2001 recorded an additional $2.9 million charge related to pension benefits for terminated European employees.

     Specific elements of the restructuring activities, the related costs and current status of the plan are discussed below.

  U.S.

     Recent economic developments have caused a decline in demand for raised/access flooring, panel fabric and certain of the Company's other products. In order to better match the cost structure to the expected revenue base, the Company closed two raised/access flooring plants and one panel fabric plant, eliminated certain product lines, consolidated certain under-performing distribution locations and made other head-count reductions. A charge of approximately $28.8 million was recorded representing the reduction of carrying value of the related property and equipment, impairment of intangible assets and other costs to close these operations. Additionally, the Company recorded approximately $5.3 million of termination benefits associated with the facility closures and other head-count reductions.

  EUROPE

     For the past several years the Company's European broadloom operations have had negative returns. The softening global economy during 2001, and the events of September 11, 2001 (which severely impacted consumers of broadloom carpet in the hospitality, leisure and airline businesses) led management to conclude that positive returns from this operation were unlikely for the near future. As a result, the Company elected to divest of this operation. The Company also elected to consolidate certain production and administrative facilities throughout Europe. A charge of approximately $19.0 million was recorded representing the reduction of carrying value of the related property and equipment, impairment of intangible assets and other costs to close or dispose of these operations. Additionally, the Company recorded approximately $12.0 million of termination benefits associated with the facility closures.

     A summary of the restructuring activities is presented below:

                                                           U.S.     EUROPE     TOTAL
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Facilities consolidation................................  $ 5,889   $ 8,685   $14,574
Workforce reduction.....................................    5,266    12,049    17,315
Product rationalization.................................   15,735     1,070    16,805
Other impaired assets...................................    6,997     9,394    16,391
                                                          -------   -------   -------
                                                          $33,887   $31,198   $65,085
                                                          =======   =======   =======

     The restructuring charge was comprised of $24.0 million of cash expenditures for severance benefits and other costs and $41.1 million of non-cash charges, primarily for the write-down of carrying value and disposal of certain assets.

     The termination benefits of $17.3 million, primarily related to severance costs, are a result of aggregate reductions of approximately 838 employees. The staff reductions as originally planned were expected to be as follows:

                                                              U.S.   EUROPE   TOTAL
                                                              ----   ------   -----
Manufacturing...............................................  243     436      679
Selling and administrative..................................   62      97      159
                                                              ---     ---      ---
                                                              305     533      838
                                                              ===     ===      ===

     As a result of the restructuring, a total of 594 employees were terminated through December 30, 2001. The charge for termination benefits and other costs to exit activities incurred during 2001 was reflected as a separately stated charge against operating income. The Company believes the remaining provisions are adequate to complete the plan.

     The following table displays the activity within the accrued restructuring liability for the period ended December 30, 2001:

  TERMINATION BENEFITS

                                                         U.S.      EUROPE     TOTAL
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Balance, at September 30, 2001.......................  $  5,266   $  9,115   $ 14,381
Additional expense...................................        --      2,934      2,934
Cash payments........................................    (3,295)    (2,697)    (5,992)
                                                       --------   --------   --------
Balance, at December 30, 2001........................  $  1,971   $  9,352   $ 11,323
                                                       ========   ========   ========

  OTHER COSTS TO EXIT ACTIVITIES

                                                         U.S.      EUROPE     TOTAL
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Balance, at September 30, 2001.......................  $ 28,661   $ 19,149   $ 47,810
Costs incurred.......................................   (27,462)   (13,035)   (40,497)
                                                       --------   --------   --------
Balance, at December 30, 2001........................  $  1,199   $  6,114   $  7,313
                                                       ========   ========   ========

     Cash payments for other costs to exit activities were $2.7 million for 2001.

2000 RESTRUCTURING

     During 2000, the Company recorded a pre-tax restructuring charge of $21.0 million. The charge reflected: (i) the integration of the U.S. broadloom operations; (ii) the consolidation of certain administrative and back-office functions; (iii) the divestiture of certain non-strategic Re:Source Americas operations; and (iv) the abandonment of manufacturing equipment utilized in the production of discontinued product lines.

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

  EUROPE

     Recent economic developments in Europe necessitated an organizational re-alignment. During fiscal year 2000, the European operations were reorganized in order to adapt to these changes. As a result, certain manufacturing, selling and administrative positions were eliminated. The Company recorded approximately $3.7 million of termination benefits related to this reorganization.

     A summary of the restructuring activities which were planned as of April 2, 2000 is presented below:

                                                            U.S.     EUROPE    TOTAL
                                                           -------   ------   -------
                                                                 (IN THOUSANDS)
Termination benefits.....................................  $ 4,637   $3,732   $ 8,369
Impairment of property, plant and equipment..............    1,750       --     1,750
Facilities consolidation.................................    2,358       --     2,358
Divestiture of operations, including impairment of
  intangible assets......................................    7,618       --     7,618
                                                           -------   ------   -------
                                                           $16,363   $3,732   $20,095
                                                           =======   ======   =======

     The restructuring charge was comprised of $11.9 million of cash expenditures for severance benefits and other costs and $8.2 million of non-cash charges, primarily for the write-down of impaired assets.

     The termination benefits of $8.4 million, primarily related to severance costs, resulted from aggregate expected reductions of 175 employees. The staff reductions as originally planned were expected to be as follows:

                                                              U.S.   EUROPE   TOTAL
                                                              ----   ------   -----
Manufacturing...............................................   63      21       84
Selling and administrative..................................   59      32       91
                                                              ---      --      ---
                                                              122      53      175
                                                              ===      ==      ===

     As a result of the restructuring, a total of 425 employees were terminated through December 31, 2000. There will not be any further terminations as a result of the restructuring. The charge for termination benefits and other costs to exit activities incurred during 2000 was reflected as a separately stated charge against operating income. During the fourth quarter of 2000, the Company recorded an additional charge of $0.95 million related to the terminations. The Company believes the remaining provisions are adequate to complete the plan.

     The following table displays the activity within the accrued restructuring liability for the periods ended December 31, 2000 and December 30, 2001:

  TERMINATION BENEFITS

                                                          U.S.     EUROPE     TOTAL
                                                        --------   -------   --------
                                                               (IN THOUSANDS)
Balance, at April 2, 2000.............................  $  4,637   $ 3,732   $  8,369
Additional expense....................................       952        --        952
Cash payments.........................................    (5,463)   (3,732)    (9,195)
                                                        --------   -------   --------
Balance, at December 31, 2000.........................       126        --        126
Cash payments.........................................      (126)       --       (126)
                                                        --------   -------   --------
Balance, at December 30, 2001.........................  $     --   $    --   $     --
                                                        ========   =======   ========

  OTHER COSTS TO EXIT ACTIVITIES

                                                          U.S.     EUROPE     TOTAL
                                                        --------   -------   --------
                                                               (IN THOUSANDS)
Balance, at April 2, 2000.............................  $ 11,726   $    --   $ 11,726
Costs incurred........................................   (11,239)       --    (11,239)
                                                        --------   -------   --------
Balance, at December 31, 2000.........................       487        --        487
Costs incurred........................................      (487)       --       (487)
                                                        --------   -------   --------
Balance, at December 30, 2001.........................  $     --   $    --   $     --
                                                        ========   =======   ========

     Cash payments for other costs to exit activities were $3.0 million and $0.5 million for 2000 and 2001, respectively.

1998 RESTRUCTURING

     During the year ended January 2, 2000, the Company recorded additional expense related to its 1998 restructuring of $1.1 million. This represented additional termination benefits paid of $0.7 million related to its U.S. Interior Fabrics operations and termination benefits of $0.1 million relating to its European Floorcoverings operations. Other costs to exit activities of $0.3 million related to its U.S. Interior Fabrics operations.

TAXES ON INCOME

     Provisions for federal, foreign, and state income taxes in the consolidated statements of operations consisted of the following components:

                                                              FISCAL YEAR ENDED
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Current expense/(benefit):
  Federal..............................................  $ (7,961)  $12,719   $ 3,868
  Foreign..............................................     2,489     5,805     4,493
  State................................................       620     2,052     2,210
                                                         --------   -------   -------
                                                           (4,852)   20,576    10,571
                                                         --------   -------   -------
Deferred expense/(benefit):
  Federal..............................................    (4,413)   (5,458)    3,620
  Foreign..............................................    (6,163)   (1,484)    2,120
  State................................................    (2,077)   (1,116)   (1,883)
                                                         --------   -------   -------
                                                          (12,653)   (8,058)    3,857
                                                         --------   -------   -------
                                                         $(17,505)  $12,518   $14,428
                                                         ========   =======   =======

     Income (loss) before taxes on income consisted of the following:

                                                              FISCAL YEAR ENDED
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
U.S. operations........................................  $(40,411)  $16,762   $ 7,434
Foreign operations.....................................   (13,381)   13,077    30,539
                                                         --------   -------   -------
                                                         $(53,792)  $29,839   $37,973
                                                         ========   =======   =======

     Deferred income taxes for the years ended December 30, 2001 and December 31, 2000 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     At December 30, 2001, the Company's foreign subsidiaries had approximately $10.7 million in net operating losses available for an unlimited carryforward period. Additionally, the Company had approximately $97 million in state net operating losses expiring at various times through 2021.

     The sources of the temporary differences and their effect on the net deferred tax liability are as follows:

                                                        2001                    2000
                                                ---------------------   ---------------------
                                                ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                                -------   -----------   -------   -----------
                                                               (IN THOUSANDS)
Basis differences of property and equipment...  $    --     $26,569     $    --     $30,760
Net operating loss carryforwards..............    7,946          --       5,179          --
Deferred compensation.........................    7,025          --       5,435          --
Nondeductible reserves and accruals...........   14,868          --      14,275          --
Other differences in basis of assets and
  liabilities.................................    5,828          --          --       3,815
                                                -------     -------     -------     -------
                                                $35,667     $26,569     $24,889     $34,575
                                                =======     =======     =======     =======

     The effective tax rate on income (loss) before taxes differs from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective rates:

                                                              FISCAL YEAR ENDED
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Taxes on income (benefit) at U.S. statutory rate............  35.0%  35.0%  35.0%
Increase in taxes resulting from:
  State income taxes, net of federal benefit................   1.8    2.0    1.0
  Amortization of goodwill and related purchase accounting
     adjustments............................................  (6.1)  12.7    7.9
  Foreign and U.S. tax effects attributable to foreign
     operations.............................................    .2   (5.5)  (6.4)
  Other.....................................................   1.6   (2.2)   0.5
                                                              ----   ----   ----
Taxes on income (benefit) at effective rates................  32.5%  42.0%  38.0%
                                                              ====   ====   ====

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $29 million at December 30, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $0.8 million would be payable upon remittance of all previously unremitted earnings at December 30, 2001.

HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has employed the use of derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates. While these hedging instruments were subject to fluctuations in value, such fluctuations were offset by the fluctuations in values of the underlying exposures being hedged. The Company has not held or issued derivative financial instruments for trading purposes. The Company has historically monitored the use of derivative financial instruments through the use of objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. The Company has established strict counter-party credit guidelines and has entered into transactions only with financial institutions of investment grade or better. As a result, the Company has historically considered the risk of counter-party default to be minimal.

     In order to benefit from the recent decline in interest rates, during 2001 the Company entered into an agreement with a financial institution whereby the commitment to pay a fixed rate of interest on its 9.5% Senior Subordinated Notes was swapped for a commitment to pay a variable rate of interest based upon LIBOR (fixed at 6.23% for the period November 16, 2001 through May 15, 2002). The notional amount of this transaction is $125 million, and the term is through November 15, 2005. The objective of this transaction is to allow the Company to benefit from reductions in market interest rates. This instrument has been designated a fair value hedge for financial reporting purposes. There have been no net gains or losses as a result of ineffectiveness. The value of the instrument as of December 30, 2001 was not material.

     As of December 31, 2000, the Company had no outstanding interest rate management swap agreements.

COMMITMENTS AND CONTINGENCIES

     The Company leases certain marketing, production and distribution facilities and equipment. At December 30, 2001, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR                                                        AMOUNT
-----------                                                    --------------
                                                               (IN THOUSANDS)
2002........................................................      $23,275
2003........................................................       18,756
2004........................................................       13,951
2005........................................................        9,695
2006........................................................        6,458
Thereafter..................................................       16,891
                                                                  -------
                                                                  $89,026
                                                                  =======

     Rental expense amounted to approximately $25.6 million, $23.6 million, and $17.5 million for the fiscal years ended 2001, 2000, and 1999, respectively.

EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) retirement investment plan ("401(k) Plan"), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee's contribution. The Company may, at its discretion, make additional contributions to the Plan based on the attainment of certain performance targets by its subsidiaries. The Company's matching contributions are funded monthly and totaled approximately $2.6 million, $2.7 million and $1.7 million for the years ended 2001, 2000, and 1999, respectively. The Company's discretionary contributions totaled $2.2 million, $4.0 million, and $2.3 million for the years ended 2001, 2000, and 1999, respectively.

     Under the Interface, Inc. Nonqualified Savings Plan ("NSP"), the Company will provide eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSP. The obligations of the Company under such arrangements to pay the deferred compensation in the future in accordance with the terms of the NSP will be unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the NSP. If a change in control of the Company occurs, as defined in the NSP, the Company will contribute an amount to the Rabbi Trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSP totaled $7.4 million which was invested in cash and marketable securities at December 30, 2001.

     The Company has trusteed defined benefit retirement plans ("Plans"), which cover many of its European employees. The benefits are generally based on years of service and the employee's average monthly compensation. Pension expense was $2.8 million, $2.3 million and $3.3 million for the years ended 2001, 2000, and 1999, respectively. Plan assets are primarily invested in equity and fixed income securities.

     The table presented below sets forth the funded status of the Company's significant domestic and foreign defined benefit plans and required disclosures in accordance with SFAS 132.

                                                               FISCAL YEAR ENDED
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation
  Benefit obligation, beginning of year.....................  $121,417   $123,489
  Service cost..............................................     3,714      4,004
  Interest cost.............................................     6,866      7,224
  Benefits paid.............................................    (5,899)    (4,489)
  Actuarial (gain) loss.....................................    (3,373)      (901)
  Member contributions......................................     1,003      1,079
  Currency translation adjustment...........................    (4,445)    (8,989)
                                                              --------   --------
Benefit obligation, end of year.............................  $119,283   $121,417
                                                              ========   ========
Change in plan assets
  Plan assets, beginning of year............................  $119,006   $131,345
  Actual return on assets...................................    (7,788)       105
  Company contributions.....................................     3,207        999
  Member contributions......................................     1,083      1,079
  Benefits paid.............................................    (5,899)    (4,489)
  Administration expenses...................................        --       (615)
  Currency translation adjustment...........................    (4,514)    (9,418)
                                                              --------   --------
Plan assets, end of year....................................  $105,095   $119,006
                                                              ========   ========
Reconciliation to balance sheet
  Funded status.............................................  $(14,188)  $ (2,411)
  Unrecognized actuarial loss...............................    21,848      9,680
  Unrecognized prior service cost...........................       128        170
  Unrecognized transition adjustment........................       515        677
                                                              --------   --------
Net amount recognized.......................................  $  8,303   $  8,116
                                                              ========   ========
Amounts recognized in the consolidated balance sheets
  Prepaid benefit cost......................................  $  8,303   $  8,116
  Accrued benefit liability.................................   (11,061)        --
  Accumulated other comprehensive income....................    11,061         --
                                                              --------   --------
Net amount recognized.......................................  $  8,303      8,116
                                                              ========   ========
Weighted average assumptions
  Discount rate.............................................      6.0%       6.4%
  Expected return on plan assets............................      6.7%       7.5%
  Rate of compensation......................................      4.0%       4.2%

                                                               FISCAL YEAR ENDED
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Components of net periodic benefit cost
  Service cost..............................................  $  3,819   $  4,004
  Interest cost.............................................     6,942      7,224
  Expected return on plan assets............................     7,633     (9,115)
  Amortization of prior service costs.......................        --         39
  Amortization of transition obligation.....................   (15,621)       125
                                                              --------   --------
Net periodic benefit cost...................................  $  2,773   $  2,277
                                                              ========   ========

     The Company maintains a nonqualified salary continuation plan ("SCP") which is designed to induce selected officers of the Company to remain in the employ of the Company by providing them with retirement, disability and death benefits in addition to those which they may receive under the Company's other retirement plans and benefit programs. The SCP entitles participants to (i) retirement benefits upon retirement at age 65 (or early retirement at age 55) after completing at least 15 years of service with the Company (unless otherwise provided in the SCP), payable for the remainder of their lives and in no event less than 10 years under the death benefit feature; (ii) disability benefits payable for the period of any pre-retirement total disability; and (iii) death benefits payable to the designated beneficiary of the participant for a period of up to 10 years. Benefits are determined according to one of three formulas contained in the SCP, and the SCP is administered by the Compensation Committee, which has full discretion in choosing participants and the benefit formula applicable to each. The Company's obligations under the SCP are currently unfunded (although the Company uses insurance instruments to hedge its exposure thereunder); however, the Company is required to contribute the present value of its obligations thereunder to an irrevocable grantor trust in the event of a change in control as defined in the SCP.

     The table presented below sets forth the required disclosures in accordance with SFAS 132 and amounts recognized in the consolidated financial statements related to the SCP.

                                                                  FISCAL YEAR ENDED
                                                              -------------------------
                                                                 2001           2000
                                                              ----------      ---------
                                                              (IN THOUSANDS, EXCEPT FOR
                                                                  WEIGHTED AVERAGE
                                                                    ASSUMPTIONS)
Change in benefit obligation
  Benefit obligation, beginning of year.....................   $ 9,483         $8,338
  Service cost..............................................       151            196
  Interest cost.............................................       554            705
  Benefits paid.............................................      (343)          (463)
  Actuarial (gain) loss.....................................    (2,394)           707
                                                               -------         ------
Benefit obligation, end of year.............................   $ 7,451         $9,483
                                                               =======         ======

                                                                  FISCAL YEAR ENDED
                                                              -------------------------
                                                                 2001           2000
                                                              ----------      ---------
                                                              (IN THOUSANDS, EXCEPT FOR
                                                                  WEIGHTED AVERAGE
                                                                    ASSUMPTIONS)
Weighted average assumptions
  Discount rate.............................................       6.0%           6.0%
  Rate of compensation......................................       4.0%           4.0%
                                                               -------         ------
Components of net periodic benefit cost
  Service cost..............................................   $   151         $  196
  Interest cost.............................................       554            705
  Amortization of transition obligation.....................       259            259
                                                               -------         ------
Net periodic benefit cost...................................   $   964         $1,160
                                                               =======         ======

SEGMENT INFORMATION

     The Company has two reportable segments, Floorcovering Products/Services and Interior Fabrics. The Floorcovering Products/Services segment manufactures, installs and services commercial modular and commercial broadloom carpet while the Interior Fabrics segment manufactures panel and upholstery fabrics.

     The accounting policies of the operating segments are the same as those described in Summary of Significant Accounting Policies. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of Net Sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. Assets not identifiable to an individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany receivables and loans (which are eliminated in consolidation).

SEGMENT DISCLOSURES

     Summary information by segment follows:

                                      FLOORCOVERING
                                    PRODUCTS/SERVICES   INTERIOR FABRICS    OTHER      TOTAL
                                    -----------------   ----------------   -------   ----------
                                                          (IN THOUSANDS)
2001
Net sales.........................      $833,793            $209,905       $60,207   $1,103,905
Depreciation and amortization.....        28,864              11,257         2,129       42,250
Operating income (loss)...........       (14,879)              2,426        (4,104)     (16,557)
Total assets......................       654,649             244,559        67,900      967,108

2000
Net sales.........................      $951,664            $252,732       $79,552   $1,283,948
Depreciation and amortization.....        33,702               9,732         2,124       45,558
Operating income..................        35,426              28,275         4,543       68,244
Total assets......................       834,101             216,718        65,842    1,116,661

1999
Net sales.........................      $974,003            $197,120       $57,116   $1,228,239
Depreciation and amortization.....        28,657              11,081         2,100       41,838
Operating income (loss)...........        55,054              21,306          (186)      76,174
Total assets......................       821,382             205,169        47,624    1,074,175

     A reconciliation of the Company's total segment operating income (loss), depreciation and amortization, and assets to the corresponding consolidated amounts follows:

                                                            FISCAL YEAR ENDED
                                                    ----------------------------------
                                                      2001        2000         1999
                                                    --------   ----------   ----------
                                                              (IN THOUSANDS)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization.......  $ 42,250   $   45,558   $   41,838
Corporate depreciation and amortization...........     5,602        5,067        3,951
                                                    --------   ----------   ----------
Reported depreciation and amortization............  $ 47,852   $   50,625   $   45,789
                                                    ========   ==========   ==========

OPERATING INCOME (LOSS)
Total segment operating income (loss).............  $(16,557)  $   68,244   $   76,174
Corporate expenses and eliminations...............       515          765          257
                                                    --------   ----------   ----------
Reported operating income (loss)..................  $(16,042)  $   69,009   $   76,431
                                                    ========   ==========   ==========

ASSETS
Total segment assets..............................  $967,108   $1,116,661   $1,074,175
Corporate assets and eliminations.................   (12,354)     (81,812)     (45,680)
                                                    --------   ----------   ----------
Reported total assets.............................  $954,754   $1,034,849   $1,028,495
                                                    ========   ==========   ==========

ENTERPRISE-WIDE DISCLOSURES

     Revenue and long-lived assets related to operations in the U.S. and other foreign countries are as follows:

                                                            FISCAL YEAR ENDED
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States....................................  $  751,512   $  880,477   $  805,112
United Kingdom...................................     180,205      204,078      194,132
Other foreign countries..........................     172,188      199,393      228,995
                                                   ----------   ----------   ----------
Net sales........................................  $1,103,905   $1,283,948   $1,228,239
                                                   ==========   ==========   ==========

LONG-LIVED ASSETS(2)
United States....................................  $  188,479   $  180,318   $  172,024
United Kingdom...................................      44,176       46,919       47,953
Netherlands......................................      10,439       12,391       12,279
Other foreign countries..........................      17,233       18,617       21,180
                                                   ----------   ----------   ----------
Total long-lived assets..........................  $  260,327   $  258,245   $  253,436
                                                   ==========   ==========   ==========

---------------

(1) Revenue attributed to geographic areas is based on the location of the customer.

(2) Long-lived assets include tangible assets physically located in foreign countries.

QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

     The following table sets forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company's Class A Common Stock. The prices represent the reported high and low closing sale prices.

                                                    FISCAL YEAR ENDED 2001
                             ---------------------------------------------------------------------
                             FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                             -------------     --------------     -------------     --------------
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales..................    $306,511           $287,285          $263,108           $247,001
Gross profit...............      88,918             82,898            74,525             69,690
Net income (loss)..........       4,430              1,272           (41,302)              (687)

Earnings (loss) per common
  share
  Basic....................    $   0.09           $   0.03          $  (0.83)          $  (0.01)
  Diluted..................        0.09               0.03             (0.83)             (0.01)

Dividends per common
  share....................    $  0.045           $  0.045          $  0.045           $  0.015

Share prices
  High.....................    $     10 7/16      $      8 1/16     $      6 7/26      $      6 3/16
  Low......................           6 1/4              6                 4                  3 3/4

                                                    FISCAL YEAR ENDED 2000
                             ---------------------------------------------------------------------
                             FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                             -------------     --------------     -------------     --------------
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales..................    $293,218           $323,725          $336,663           $330,342
Gross profit...............      88,666             97,545           101,700            100,093
Net income (loss)..........      (8,804)             7,042             9,759              9,322

Earnings (loss) per common
  share
  Basic....................    $  (0.17)          $   0.14          $   0.19           $   0.19
  Diluted..................       (0.17)              0.14              0.19               0.18

Dividends per common
  share....................    $  0.045           $  0.045          $  0.045           $  0.045

Share prices
  High.....................    $      5 9/16      $      4 3/8      $      7 31/32     $     10
  Low......................           4                  3 3/32            3 15/16            6 21/32

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                  STATEMENT OF OPERATIONS FOR YEAR ENDED 2001

                                                              INTERFACE, INC.   CONSOLIDATION &
                                 GUARANTOR     NONGUARANTOR       (PARENT         ELIMINATION     CONSOLIDATED
                                SUBSIDIARIES   SUBSIDIARIES    CORPORATION)         ENTRIES          TOTALS
                                ------------   ------------   ---------------   ---------------   ------------
                                                                (IN THOUSANDS)
Net sales....................     $893,461       $347,513        $     --          $(137,069)      $1,103,905
Cost of sales................      681,222        243,721              --           (137,069)         787,874
                                  --------       --------        --------          ---------       ----------
Gross profit on sales........      212,239        103,792              --                 --          316,031
Selling, general and
  administrative expenses....      169,373         74,209          23,406                 --          266,988
Restructuring charge.........       33,544         31,541              --                 --           65,085
                                  --------       --------        --------          ---------       ----------
Operating income (loss)......        9,322         (1,958)        (23,406)                --          (16,042)
                                  --------       --------        --------          ---------       ----------
Other expense (income)
  Interest expense, net......       15,543          7,181          14,509                 --           37,233
  Other......................         (486)         2,260          (1,257)                --              517
                                  --------       --------        --------          ---------       ----------
  Total other expense........       15,057          9,441          13,252                 --           37,750
                                  --------       --------        --------          ---------       ----------
Income (loss) before taxes on
  income and equity in income
  of subsidiaries............       (5,735)       (11,399)        (36,658)                --          (53,792)
Taxes on income (benefit)....       (2,824)        (2,272)        (12,409)                --          (17,505)
Equity in income (loss) of
  subsidiaries...............           --             --         (12,038)            12,038               --
                                  --------       --------        --------          ---------       ----------
Net income (loss)............     $ (2,911)      $ (9,127)       $(36,287)         $  12,038       $  (36,287)
                                  ========       ========        ========          =========       ==========

                  STATEMENT OF OPERATIONS FOR YEAR ENDED 2000

                                                             INTERFACE, INC.   CONSOLIDATION &
                                GUARANTOR     NONGUARANTOR       (PARENT         ELIMINATION     CONSOLIDATED
                               SUBSIDIARIES   SUBSIDIARIES    CORPORATION)         ENTRIES          TOTALS
                               ------------   ------------   ---------------   ---------------   ------------
                                                               (IN THOUSANDS)
Net sales...................    $1,029,452      $380,195        $     --          $(125,699)      $1,283,948
Cost of sales...............       756,778       264,865              --           (125,699)         895,944
                                ----------      --------        --------          ---------       ----------
Gross profit on sales.......       272,674       115,330              --                 --          388,004
Selling, general and
  administrative expenses...       189,311        87,754          20,883                 --          297,948
Restructuring charge........        16,815         3,732             500                 --           21,047
                                ----------      --------        --------          ---------       ----------
Operating income (loss).....        66,548        23,844         (21,383)                --           69,009
                                ----------      --------        --------          ---------       ----------
Other expense (income)
  Interest expense, net.....        18,181         6,781          13,538                 --           38,500
  Other.....................           (73)          743              --                 --              670
                                ----------      --------        --------          ---------       ----------
  Total other expense.......        18,108         7,524          13,538                 --           39,170
                                ----------      --------        --------          ---------       ----------
Income (loss) before taxes
  on income and equity in
  income of subsidiaries....        48,440        16,320         (34,921)                --           29,839
Taxes on income (benefit)...        13,110         4,842          (5,434)                --           12,518
Equity in income of
  subsidiaries..............            --            --          46,808            (46,808)              --
                                ----------      --------        --------          ---------       ----------
Net income..................    $   35,330      $ 11,478        $ 17,321          $ (46,808)      $   17,321
                                ==========      ========        ========          =========       ==========

                  STATEMENT OF OPERATIONS FOR YEAR ENDED 1999

                                                              INTERFACE, INC.   CONSOLIDATION &
                                 GUARANTOR     NONGUARANTOR       (PARENT         ELIMINATION     CONSOLIDATED
                                SUBSIDIARIES   SUBSIDIARIES    CORPORATION)         ENTRIES          TOTALS
                                ------------   ------------   ---------------   ---------------   ------------
                                                                (IN THOUSANDS)
Net sales....................     $970,959       $383,385        $     --          $(126,105)      $1,228,239
Cost of sales................      714,452        257,777              --           (126,105)         846,124
                                  --------       --------        --------          ---------       ----------
Gross profit on sales........      256,507        125,608              --                 --          382,115
Selling, general and
  administrative expenses....      186,203         88,678          29,672                 --          304,553
Restructuring charge.........        1,036             95              --                 --            1,131
                                  --------       --------        --------          ---------       ----------
Operating income (loss)......       69,268         36,835         (29,672)                --           76,431
                                  --------       --------        --------          ---------       ----------
Other expense (income)
  Interest expense, net......       13,660          6,853          18,859                 --           39,372
  Other......................       (2,559)         1,645              --                 --             (914)
                                  --------       --------        --------          ---------       ----------
  Total other expense........       11,101          8,498          18,859                 --           38,458
                                  --------       --------        --------          ---------       ----------
Income (loss) before taxes on
  income and equity in income
  of subsidiaries............       58,167         28,337         (48,531)                --           37,973
Taxes on income (benefit)....       22,103          6,465         (14,140)                --           14,428
Equity in income of
  subsidiaries...............           --             --          57,936            (57,936)              --
                                  --------       --------        --------          ---------       ----------
Net income...................     $ 36,064       $ 21,872        $ 23,545          $ (57,936)      $   23,545
                                  ========       ========        ========          =========       ==========

                     BALANCE SHEET AS OF DECEMBER 30, 2001

                                                              INTERFACE, INC.   CONSOLIDATION &
                                 GUARANTOR     NONGUARANTOR       (PARENT         ELIMINATION     CONSOLIDATED
                                SUBSIDIARIES   SUBSIDIARIES    CORPORATION)         ENTRIES          TOTALS
                                ------------   ------------   ---------------   ---------------   ------------
                                                                (IN THOUSANDS)
                                                    ASSETS
Current
  Cash.......................     $  5,846       $  4,596        $ (9,649)         $      --        $    793
  Accounts receivable........      117,366         67,295         (23,591)                --         161,070
  Inventories................      115,588         52,661              --                 --         168,249
  Miscellaneous..............       13,186         25,282          10,190                 --          48,658
                                  --------       --------        --------          ---------        --------
          Total current
            assets...........      251,986        149,834         (23,050)                --         378,770

Property and equipment, less
  accumulated depreciation...      172,091         71,847          16,389                 --         260,327
Investments in
  subsidiaries...............      130,321            718         805,664           (936,703)             --
Other........................        6,302          7,380          50,101                 --          63,783
Goodwill.....................      166,911         82,994           1,969                 --         251,874
                                  --------       --------        --------          ---------        --------
                                  $727,611       $312,773        $851,073          $(936,703)       $954,754
                                  ========       ========        ========          =========        ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities..........       80,404         77,309          10,325                 --         168,038
Long-term debt, less current
  maturities.................        6,607         34,925         411,795                 --         453,327
Deferred income taxes........       15,007         (7,150)         18,617                 --          26,474
                                  --------       --------        --------          ---------        --------
          Total
            liabilities......      102,018        105,084         440,737                 --         647,839
                                  --------       --------        --------          ---------        --------

Minority interests...........           --          4,440              --                 --           4,440
                                  --------       --------        --------          ---------        --------

Shareholders' equity
  Preferred stock............       57,891             --              --            (57,891)             --
  Common stock...............       94,145        102,199           5,082           (196,344)          5,082
  Additional paid-in
     capital.................      191,411         12,525         219,490           (203,936)        219,490
  Retained earnings..........      283,185        153,277         197,098           (457,620)        175,940
  Foreign currency
     translation
     adjustment..............       (1,039)       (53,691)        (11,334)           (20,912)        (86,976)
  Minimum pension
     liability...............           --        (11,061)             --                 --         (11,061)
                                  --------       --------        --------          ---------        --------
Total shareholders' equity...      625,593        203,249         410,336           (936,703)        302,475
                                  --------       --------        --------          ---------        --------
                                  $727,611       $312,773        $851,073          $(936,703)       $954,754
                                  ========       ========        ========          =========        ========

                     BALANCE SHEET AS OF DECEMBER 31, 2000

                                                              INTERFACE, INC.   CONSOLIDATION &
                                 GUARANTOR     NONGUARANTOR       (PARENT         ELIMINATION     CONSOLIDATED
                                SUBSIDIARIES   SUBSIDIARIES    CORPORATION)         ENTRIES          TOTALS
                                ------------   ------------   ---------------   ---------------   ------------
                                                                (IN THOUSANDS)
                                                    ASSETS
Current
  Cash........................    $  4,469       $  3,953        $   (561)         $      --       $    7,861
  Accounts receivable.........     177,641         77,992         (50,747)                --          204,886
  Inventories.................     135,722         62,341              --                 --          198,063
  Miscellaneous...............      12,912         11,743          11,643                 --           36,298
                                  --------       --------        --------          ---------       ----------
          Total current
            assets............     330,744        156,029         (39,665)                --          447,108

Property and equipment, less
  accumulated depreciation....     164,255         77,927          16,063                 --          258,245
Investments in subsidiaries...      91,675          7,065         870,867           (969,607)              --
Other.........................       2,418         22,085          40,337                 --           64,840
Goodwill......................     172,908         90,692           1,056                 --          264,656
                                  --------       --------        --------          ---------       ----------
                                  $762,000       $353,798        $888,658          $(969,607)      $1,034,849
                                  ========       ========        ========          =========       ==========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...........    $124,137       $ 66,584        $ 15,428          $      --       $  206,149
Long-term debt, less current
  maturities..................       6,659         44,141         370,750                 --          421,550
Deferred income taxes.........      17,802          3,371           8,378                 --           29,551
                                  --------       --------        --------          ---------       ----------
          Total liabilities...     148,598        114,096         394,556                 --          657,250
                                  --------       --------        --------          ---------       ----------

Minority interests............          --          5,164              --                 --            5,164
                                  --------       --------        --------          ---------       ----------

Shareholders' equity
  Preferred stock.............      57,891             --              --            (57,891)              --
  Common stock................      94,144        102,199           5,808           (196,320)           5,831
  Additional paid-in
     capital..................     191,431         12,525         217,946           (203,641)         218,261
  Retained earnings...........     270,699        160,814         280,393           (470,506)         241,400
  Foreign currency translation
     adjustment...............        (763)       (41,000)        (10,045)           (21,144)         (72,952)
  Treasury stock..............          --             --              --            (20,105)         (20,105)
                                  --------       --------        --------          ---------       ----------
Total shareholders' equity....     613,402        234,538         494,102           (969,607)         372,435
                                  --------       --------        --------          ---------       ----------
                                  $762,000       $353,798        $888,658          $(969,607)      $1,034,849
                                  ========       ========        ========          =========       ==========

                      BALANCE SHEET AS OF JANUARY 2, 2000

                                                              INTERFACE, INC.   CONSOLIDATION &
                                 GUARANTOR     NONGUARANTOR       (PARENT         ELIMINATION     CONSOLIDATED
                                SUBSIDIARIES   SUBSIDIARIES    CORPORATION)         ENTRIES          TOTALS
                                ------------   ------------   ---------------   ---------------   ------------
                                                                (IN THOUSANDS)
                                                    ASSETS
Current
  Cash........................    $  4,137       $  6,412        $ (8,001)         $      --       $    2,548
  Accounts receivable.........     170,248         71,569         (38,267)                --          203,550
  Inventories.................     110,186         66,732              --                 --          176,918
  Miscellaneous...............      10,871         20,425           6,466                 --           37,762
                                  --------       --------        --------          ---------       ----------
          Total current
            assets............     295,442        165,138         (39,802)                --          420,778
Property and equipment, less
  accumulated depreciation....     151,956         81,312          20,168                 --          253,436
Investments in subsidiaries...      38,100          9,758         861,459           (909,317)              --
Other.........................      12,118         24,367          39,024                 --           75,509
Goodwill......................     183,942         91,241           3,589                 --          278,772
                                  --------       --------        --------          ---------       ----------
                                  $681,558       $371,816        $884,438          $(909,317)      $1,028,495
                                  ========       ========        ========          =========       ==========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...........      91,559         83,888          28,305                 --          203,752
Long-term debt, less current
  maturities..................       6,529         37,915         355,700                 --          400,144
Deferred income taxes.........      15,006          6,111          12,278                 --           33,395
                                  --------       --------        --------          ---------       ----------
          Total liabilities...     113,094        127,914         396,283                 --          637,291
                                  --------       --------        --------          ---------       ----------

Minority interests............          --          2,012              --                 --            2,012
                                  --------       --------        --------          ---------       ----------

Shareholders' equity
  Preferred stock.............      57,891             --              --            (57,891)              --
  Common stock................      94,145        102,199           5,902           (196,344)           5,902
  Additional paid-in
     capital..................     191,411         12,525         222,373           (203,936)         222,373
  Retained earnings...........     229,217        154,597         265,641           (416,133)         233,322
  Foreign currency translation
     adjustment...............      (4,200)       (27,431)         (5,761)           (16,279)         (53,671)
  Treasury stock..............          --             --              --            (18,734)         (18,734)
                                  --------       --------        --------          ---------       ----------
Total shareholders' equity....     568,464        241,890         488,155           (909,317)         389,192
                                  --------       --------        --------          ---------       ----------
                                  $681,558       $371,816        $884,438          $(909,317)      $1,028,495
                                  ========       ========        ========          =========       ==========

                  STATEMENT OF CASH FLOWS FOR YEAR ENDED 2001

                                                              INTERFACE, INC.   CONSOLIDATION &
                                 GUARANTOR     NONGUARANTOR       (PARENT         ELIMINATION     CONSOLIDATED
                                SUBSIDIARIES   SUBSIDIARIES    CORPORATION)         ENTRIES          TOTALS
                                ------------   ------------   ---------------   ---------------   ------------
                                                                (IN THOUSANDS)
Cash flows from operating
  activities..................    $  9,088       $ 28,688        $(19,474)         $     --         $ 18,302
                                  --------       --------        --------          --------         --------

Cash flows from investing
  activities:
  Purchase of plant and
     equipment................     (17,192)        (9,228)         (3,616)               --          (30,036)
  Acquisitions, net of cash
     acquired.................      (2,198)            --              --                --           (2,198)
  Other.......................      (6,080)        (5,101)         (1,266)               --          (12,447)
                                  --------       --------        --------          --------         --------
Cash used in investing
  activities..................     (25,470)       (14,329)         (4,882)               --          (44,681)
                                  --------       --------        --------          --------         --------

Cash flows from financing
  activities:
  Net borrowings
     (repayments).............      17,759        (12,617)         26,116                --           31,258
  Proceeds from issuance of
     common stock.............          --             --             269                --              269
  Cash dividends paid.........          --             --          (7,628)               --           (7,628)
  Repurchase of common
     shares...................          --             --          (2,217)                            (2,217)
  Other.......................          --             --          (1,272)               --           (1,272)
                                  --------       --------        --------          --------         --------
Cash provided by (used in)
  financing activities........      17,759        (12,617)         15,268                --           20,410
                                  --------       --------        --------          --------         --------

Effect of exchange rate
  changes on cash.............          --         (1,099)             --                --           (1,099)
                                  --------       --------        --------          --------         --------
Net increase (decrease) in
  cash........................       1,377            643          (9,088)               --           (7,068)
Cash, at beginning of year....       4,469          3,953            (561)               --            7,861
                                  --------       --------        --------          --------         --------
Cash, at end of year..........    $  5,846       $  4,596        $ (9,649)         $     --         $    793
                                  ========       ========        ========          ========         ========

                  STATEMENT OF CASH FLOWS FOR YEAR ENDED 2000

                                                              INTERFACE, INC.   CONSOLIDATION &
                                 GUARANTOR     NONGUARANTOR       (PARENT         ELIMINATION     CONSOLIDATED
                                SUBSIDIARIES   SUBSIDIARIES    CORPORATION)         ENTRIES          TOTALS
                                ------------   ------------   ---------------   ---------------   ------------
                                                                (IN THOUSANDS)
Cash flows from operating
  activities..................    $ 50,417       $ 33,537        $(12,522)          $   --          $ 71,432
                                  --------       --------        --------           ------          --------

Cash flows from investing
  activities:
  Purchase of plant and
     equipment................     (19,661)       (10,834)             --               --           (30,495)
  Acquisitions, net of cash
     acquired.................     (25,307)        (4,565)             --               --           (29,872)
  Other.......................      (1,135)       (21,010)         11,269               --           (10,876)
                                  --------       --------        --------           ------          --------
Cash provided by (used in)
  investing activities........     (46,103)       (36,409)         11,269               --           (71,243)
                                  --------       --------        --------           ------          --------

Cash flows from financing
  activities:
  Net borrowings
     (repayments).............      (3,982)            --          24,282               --            20,300
  Proceeds from issuance of
     common stock.............          --             --             496               --               496
  Cash dividends paid.........          --             --          (9,243)              --            (9,243)
  Repurchase of common
     shares...................          --             --          (6,842)              --            (6,842)
                                  --------       --------        --------           ------          --------
Cash provided by (used in)
  financing activities........      (3,982)            --           8,693               --             4,711
                                  --------       --------        --------           ------          --------

Effect of exchange rate
  changes on cash.............          --            413              --               --               413
                                  --------       --------        --------           ------          --------
Net increase (decrease) in
  cash........................         332         (2,459)          7,440               --             5,313
Cash, at beginning of year....       4,137          6,412          (8,001)              --             2,548
                                  --------       --------        --------           ------          --------
Cash, at end of year..........    $  4,469       $  3,953        $   (561)          $   --          $  7,861
                                  ========       ========        ========           ======          ========

                  STATEMENT OF CASH FLOWS FOR YEAR ENDED 1999

                                                              INTERFACE, INC.   CONSOLIDATION &
                                 GUARANTOR     NONGUARANTOR       (PARENT         ELIMINATION     CONSOLIDATED
                                SUBSIDIARIES   SUBSIDIARIES    CORPORATION)         ENTRIES          TOTALS
                                ------------   ------------   ---------------   ---------------   ------------
                                                                (IN THOUSANDS)
Cash flows from operating
  activities..................    $ 22,336       $ 32,036        $ 16,694           $   --          $ 71,066
                                  --------       --------        --------           ------          --------

Cash flows from investing
  activities:
  Purchase of plant and
     equipment................     (21,413)        (7,813)         (8,052)              --           (37,278)
  Acquisitions, net of cash
     acquired.................          --             --           9,826               --             9,826
  Other.......................       1,626          3,390         (29,409)              --           (24,393)
                                  --------       --------        --------           ------          --------
Cash used in investing
  activities..................     (19,787)        (4,423)        (27,635)              --           (51,845)
                                  --------       --------        --------           ------          --------

Cash flows from financing
  activities:
  Net borrowings
     (repayments).............      (4,557)       (26,550)         23,433               --            (7,674)
  Proceeds from issuance of
     common stock.............          --             --           1,044               --             1,044
  Cash dividends paid.........          --             --          (9,453)              --            (9,453)
  Repurchase of common
     shares...................          --             --         (10,615)              --           (10,615)
                                  --------       --------        --------           ------          --------
Cash provided by (used in)
  financing activities........      (4,557)       (26,550)          4,409               --           (26,698)
                                  --------       --------        --------           ------          --------

Effect of exchange rate
  changes on cash.............          --            115              --               --               115
                                  --------       --------        --------           ------          --------
Net increase (decrease) in
  cash........................      (2,008)         1,178          (6,532)              --            (7,362)
Cash, at beginning of year....       6,145          5,234          (1,469)              --             9,910
                                  --------       --------        --------           ------          --------
Cash, at end of year..........    $  4,137       $  6,412        $ (8,001)          $   --          $  2,548
                                  ========       ========        ========           ======          ========

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The management of Interface, Inc. is responsible for the accuracy and consistency of all the information contained in this report, including the accompanying consolidated financial statements. The statements have been prepared to conform with the generally accepted accounting principles appropriate to the circumstances of the Company. The statements include amounts based on estimates and judgments as required.

     Interface maintains an effective internal control structure. It consists, in part, of organizational arrangements with clearly defined lines of responsibility and delegation of authority and comprehensive systems and control procedures. We believe this structure provides reasonable assurance that transactions are executed in accordance with management authorization, and that they are appropriately recorded in order to permit preparation of financial statements in conformity with generally accepted accounting principles and to adequately safeguard, verify and maintain accountability of assets. An important element of the control environment is an ongoing internal audit program.

     The Audit Committee of the Board of Directors, which is composed solely of outside directors, reviews the scope of the audits and findings of the independent certified public accountants. The Audit Committee meets periodically and privately with the independent accountants, with our internal auditors, as well as with management, to review accounting, auditing, internal control structure and financial reporting matters.

     BDO Seidman, LLP, the Company's independent certified public accountants, have audited the financial statements prepared by management. Their opinion on the financial statements is presented as follows.

                                          /s/ Daniel T. Hendrix
                                          Daniel T. Hendrix
                                          President and Chief Executive Officer

                                          /s/ Patrick C. Lynch
                                          Patrick C. Lynch
                                          Vice President and Chief Financial
                                          Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia

     We have audited the accompanying consolidated balance sheets of Interface, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interface, Inc. and its subsidiaries as of December 30, 2001 and December 31, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ BDO SEIDMAN, LLP

Atlanta, Georgia
February 19, 2002

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the caption "Nomination and Election of Directors" in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2001 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

     The information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2001 fiscal year, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Compensation and Related Items" in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2001 fiscal year, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Principal Shareholders and Management Stock Ownership" in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2001 fiscal year, is incorporated herein by reference.

     For purposes of determining the aggregate market value of our voting and non-voting stock held by non-affiliates, shares held of record by our directors and executive officers have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" as that term is defined under federal securities laws.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Executive Compensation and Related Items -- Certain Relationships and Related Transactions" in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2001 fiscal year, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are contained in Item 8 of this Report:

     Consolidated Statements of Operations and Comprehensive Income
(Loss) -- years ended December 30, 2001, December 31, 2000 and January 2, 2000

     Consolidated Balance Sheets -- December 30, 2001 and December 31, 2000

     Consolidated Statements of Cash Flows -- years ended December 30, 2001, December 31, 2000 and January 2, 2000

     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

     2. FINANCIAL STATEMENT SCHEDULE

     The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are included as part of this Report (see pages 76-77):

     Report of Independent Certified Public Accountants

     Schedule II -- Valuation and Qualifying Accounts and Reserves

     3. EXHIBITS

     The following exhibits are included as part of this Report:

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 3.1      --   Restated Articles of Incorporation (included as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the
               quarter ended July 5, 1998 (the "1998 Second Quarter 10-Q"), previously filed with the Commission and incorporated herein by reference).
 3.2      --   Bylaws, as amended (included as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended April 1,
               1990, previously filed with the Commission and incorporated herein by reference).
 4.1      --   See Exhibits 3.1 and 3.2 for provisions in the Company's
               Articles of Incorporation and Bylaws defining the rights of holders of Common Stock of the Company.
 4.2      --   Rights Agreement between the Company and Wachovia Bank,
               N.A., dated as of March 4, 1998, with an effective date of
               March 16, 1998 (included as Exhibit 10.1A to the Company's registration statement on Form 8-A/A dated March 12, 1998, previously filed with the Commission and incorporated herein by reference).
 4.3      --   Indenture governing the Company's 9.5% Senior Subordinated
               Notes due 2005, dated as of November 15, 1995, among the
               Company, certain U.S. subsidiaries of the Company, as
               Guarantors, and First Union National Bank of Georgia, as
               Trustee (the "Indenture") (included as Exhibit 4.1 to the
               Company's registration statement on Form S-4, File No.
               33-65201, previously filed with the Commission and
               incorporated herein by reference); and Supplement No. 1 to
               Indenture, dated as of December 27, 1996 (included as
               Exhibit 4.2(b) to the Company's annual report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference).
 4.4      --   Form of Indenture governing the Company's 7.3% Senior Notes due 2008, among the Company, certain U.S. subsidiaries of
               the Company, as Guarantors, and First Union National Bank,
               as Trustee (included as Exhibit 4.1 to the Company's
               registration statement on Form S-3/A, File No. 333-46611,
               previously filed with the Commission and incorporated herein by reference).
 4.5      --   Indenture governing the Company's 10.375% Senior Notes due
               2010, among the Company, certain U.S. subsidiaries of the
               Company, as Guarantors, and First Union National Bank, as
               Trustee.
 4.6      --   Registration Rights Agreement, dated as of January 17, 2002, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, Salomon Smith Barney, Inc. and First Union
               Securities, Inc.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.1      --   Salary Continuation Plan, dated May 7, 1982 (included as
               Exhibit 10.20 to the Company's registration statement on
               Form S-1, File No. 2-82188, previously filed with the
               Commission and incorporated herein by reference).*
10.2      --   Form of Salary Continuation Agreement (included as Exhibit
               10.27 to the Company's quarterly report on Form 10-Q for the quarter ended April 5, 1998, previously filed with the
               Commission and incorporated herein by reference); and Form of Amendment to Salary Continuation Agreement (included as
               Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended January 3, 1999 (the "1998 10-K"), previously filed with the Commission and incorporated herein by
               reference).*
10.3      --   Interface, Inc. Omnibus Stock Incentive Plan (included as
               Exhibit 10.6 to the Company's annual report on Form 10-K for the year ended December 29, 1996, previously filed with the
               Commission and incorporated herein by reference; and First
               Amendment thereto (included as Exhibit 10.34 to the
               Company's annual report on Form 10-K for the year ended
               December 31, 2000 (the "2000 10-K"), previously filed with the Commission and incorporated herein by reference).*
10.4      --   Interface, Inc. Nonqualified Savings Plan (as restated
               effective January 1, 2002).*
10.5      --   Third Amended and Restated Credit Agreement, dated as of
               June 30, 1998, among the Company (and certain direct and
               indirect subsidiaries), the lenders listed therein, SunTrust
               Bank, Atlanta and Bank One (f/k/a The First National Bank of
               Chicago) (included as Exhibit 10.1 to the 1998 Second
               Quarter 10-Q, previously filed with the Commission and
               incorporated herein by reference); Amendment No. 1 thereto dated as of December 19, 2000 (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (the "2001 Third Quarter 10-Q"),
               previously filed with the Commission and incorporated herein by reference); and Amendment No. 2 thereto dated as of
               August 8, 2001 (included as Exhibit 10.2 to the 2001 Third
               Quarter 10-Q, previously filed with the Commission and
               incorporated herein by reference).
10.6      --   Fourth Amended and Restated Credit Agreement, dated as of
               January 17, 2002, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, First
               Union National Bank, SunTrust Bank and Citicorp North
               America, Inc.
10.7      --   Employment Agreement of Ray C. Anderson dated April 1, 1997
               (included as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 29, 1997 (the "1997
               Second Quarter 10-Q"), previously filed with the Commission and incorporated herein by reference); Amendment thereto
               dated January 6, 1998 (included as Exhibit 10.1 to the
               Company's quarterly report on Form 10-Q for the quarter
               ended April 5, 1998 (the "1998 First Quarter 10-Q"),
               previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14,
               1999 (the form of which is included as Exhibit 10.20 to the
               Company's annual report on Form 10-K for the year ended
               January 1, 2000 (the "1999 10-K"), previously filed with the
               Commission and incorporated herein by reference); Third
               Amendment thereto dated May 7, 1999 (included as Exhibit
               10.6 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto dated July 24, 2001 (included as Exhibit 10.4 to the
               2001 Third Quarter 10-Q, previously filed with the
               Commission and incorporated herein by reference).*

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.8      --   Change in Control Agreement of Ray C. Anderson dated April
               1, 1997 (included as Exhibit 10.2 to the 1997 Second Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6,
               1998 (included as Exhibit 10.2 to the 1998 First Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January
               14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and
               incorporated herein by reference); Third Amendment thereto dated May 7, 1999 (included as Exhibit 10.7 to the 1999
               10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto dated
               July 24, 2001 (included as Exhibit 10.5 to the 2001 Third
               Quarter 10-Q, previously filed with the Commission and
               incorporated herein by reference).*
10.9      --   Employment Agreement of Brian L. DeMoura dated April 1, 1997
               (included as Exhibit 10.5 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998
               (included as Exhibit 10.5 to the 1998 First Quarter 10-Q,
               previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January
               14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and
               incorporated herein by reference).*
10.10     --   Change in Control Agreement of Brian L. DeMoura dated April
               1, 1997 (included as Exhibit 10.6 to the 1997 Second Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6,
               1998 (included as Exhibit 10.6 to the 1998 First Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated
               January 14, 1999 (the form of which is included as Exhibit
               10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.11     --   Employment Agreement of Daniel T. Hendrix dated April 1,
               1997 (included as Exhibit 10.7 to the 1997 Second Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6,
               1998 (included as Exhibit 10.7 to the 1998 First Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated
               January 14, 1999 (the form of which is included as Exhibit
               10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.12     --   Change in Control Agreement of Daniel T. Hendrix dated April
               1, 1997 (included as Exhibit 10.8 to the 1997 Second Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6,
               1998 (included as Exhibit 10.8 to the 1998 First Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated
               January 14, 1999 (the form of which is included as Exhibit
               10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.13     --   Employment Agreement of Raymond S. Willoch dated April 1,
               1997 (included as Exhibit 10.11 to the 1997 Second Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6,
               1998 (included as Exhibit 10.11 to the 1998 First Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated
               January 14, 1999 (the form of which is included as Exhibit
               10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.14     --   Change in Control Agreement of Raymond S. Willoch dated
               April 1, 1997 (included as Exhibit 10.12 to the 1997 Second
               Quarter 10-Q, previously filed with the Commission and
               incorporated herein by reference); Amendment thereto dated
               January 6, 1998 (included as Exhibit 10.12 to the 1998 First
               Quarter 10-Q, previously filed with the Commission and
               incorporated herein by reference); and Second Amendment
               thereto dated January 14, 1999 (the form of which is
               included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.15     --   Employment Agreement of John R. Wells dated April 1, 1997
               (included as Exhibit 10.23 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998
               (included as Exhibit 10.23 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January
               14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and
               incorporated herein by reference).*
10.16     --   Change in Control Agreement of John R. Wells dated April 1,
               1997 (included as Exhibit 10.24 to the 1997 Second Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6,
               1998 (included as Exhibit 10.24 to the 1998 First Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated
               January 14, 1999 (the form of which is included as Exhibit
               10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.17     --   Employment Agreement of Michael D. Bertolucci dated April 1,
               1997 (included as Exhibit 10.25 to the 1997 Second Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6,
               1998 (included as Exhibit 10.25 to the 1998 First Quarter
               10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated
               January 14, 1999 (the form of which is included as Exhibit
               10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.18     --   Change in Control Agreement of Michael D. Bertolucci dated
               April 1, 1997 (included as Exhibit 10.26 to the 1997 Second
               Quarter 10-Q, previously filed with the Commission and
               incorporated herein by reference); Amendment thereto dated
               January 6, 1998 (included as Exhibit 10.26 to the 1998 First
               Quarter 10-Q, previously filed with the Commission and
               incorporated herein by reference); and Second Amendment
               thereto dated January 14, 1999 (the form of which is
               included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.19     --   Form of Second Amendment to Employment Agreement, dated
               January 14, 1999 (amending Exhibits 10.6, 10.8, 10.10,
               10.12, 10.16 and 10.18 to the 1999 10-K and included as
               Exhibit 10.20 to such report, previously filed with the
               Commission and incorporated herein by reference).*
10.20     --   Form of Second Amendment to Change in Control Agreement,
               dated January 14, 1999 (amending Exhibits 10.7, 10.9, 10.11,
               10.13, 10.17 and 10.19 to the 1999 10-K and included as
               Exhibit 10.21 to such report, previously filed with the
               Commission and incorporated herein by reference).*
10.21     --   Split Dollar Agreement, dated May 29, 1998, between the
               Company, Ray C. Anderson and Mary Anne Anderson Lanier, as
               Trustee of the Ray C. Anderson Family Trust (included as
               Exhibit 10.32 to the 1998 10-K, previously filed with the
               Commission and incorporated herein by reference).*
10.22     --   Split Dollar Insurance Agreement, dated effective as of
               February 21, 1997, between the Company and Daniel T. Hendrix
               (included as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 4, 1998,
               previously filed with the Commission and incorporated herein by reference).*
10.23     --   Receivables Transfer Agreement, dated as of December 19,
               2000, among Bentley Mills, Inc., Chatham Marketing Co.,
               Guilford of Maine Marketing Co., Intek Marketing Co.,
               Interface Architectural Resources, Inc., Interface Flooring
               Systems, Inc., Pandel, Inc., Prince Street Technologies,
               Ltd., Toltec Fabrics, Inc. and Interface, Inc. (included as
               Exhibit 10.22 to the 2000 10-K, previously filed with the
               Commission and incorporated herein by reference).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.24     --   First Amendment and Limited Waiver to Receivables Transfer
               Agreement, dated as of December 31, 2000, among Bentley
               Mills, Inc., Chatham Marketing Co., Guilford of Maine
               Marketing Co., Intek Marketing Co., Interface Architectural
               Resources, Inc., Interface Flooring Systems, Inc., Pandel,
               Inc., Prince Street Technologies, Ltd., Toltec Fabrics,
               Inc., Interface Americas, Inc. and Interface, Inc. (included as Exhibit 10.23 to the 2000 10-K, previously filed with the
               Commission and incorporated herein by reference).
10.25     --   Second Amendment and Limited Waiver to Receivables Transfer
               Agreement, dated as of December 20, 2000, among Bentley
               Mills, Inc., Chatham Marketing Co., Guilford of Maine
               Marketing Co., Intek Marketing Co., Interface Architectural
               Resources, Inc., Interface Flooring Systems, Inc., Pandel,
               Inc., Prince Street Technologies, Ltd., Toltec Fabrics, Inc.
               and Interface, Inc. (included as Exhibit 10.24 to the 2000
               10-K, previously filed with the Commission and incorporated herein by reference).
10.26     --   Third Amendment and Limited Waiver to Receivables Transfer
               Agreement, dated as of December 31, 2000, among Bentley
               Mills, Inc., Chatham Marketing Co., Guilford of Maine
               Marketing Co., Intek Marketing Co., Interface Architectural
               Resources, Inc., Interface Flooring Systems, Inc., Pandel,
               Inc., Prince Street Technologies, Ltd., Toltec Fabrics,
               Inc., Interface Americas, Inc. and Interface, Inc. (included as Exhibit 10.25 to the 2000 10-K, previously filed with the
               Commission and incorporated herein by reference).
10.27     --   Fourth Amendment to Receivables Transfer Agreement, dated as of November 21, 2001, among Bentley Mills, Inc., Chatham
               Marketing Co., Guilford of Maine Marketing Co., Intek
               Marketing Co., Interface Americas, Inc., Interface
               Architectural Resources, Inc., Interface Flooring Systems,
               Inc., Pandel, Inc., Toltec Fabrics, Inc. and Interface, Inc.
10.28     --   Fifth Amendment to Receivables Transfer Agreement, dated as of February 14, 2002, among Bentley Mills, Inc., Chatham
               Marketing Co., Guilford of Maine Marketing Co., Intek
               Marketing Co., Interface Americas, Inc., Interface
               Architectural Resources, Inc., Interface Flooring Systems,
               Inc., Pandel, Inc., Toltec Fabrics, Inc. and Interface, Inc.
10.29     --   Receivables Sale Agreement, dated as of December 19, 2000, between Interface, Inc. and Interface Securitization
               Corporation (included as Exhibit 10.26 to the 2000 10-K,
               previously filed with the Commission and incorporated herein by reference).
10.30     --   Limited Waiver to Receivables Sale Agreement, dated as of
               December 31, 2000, between Interface, Inc. and Interface
               Securitization Corporation (included as Exhibit 10.27 to the
               2000 10-K, previously filed with the Commission and
               incorporated herein by reference).
10.31     --   Second Limited Waiver to Receivables Sale Agreement, dated as of December 20, 2000, between Interface, Inc. and
               Interface Securitization Corporation (included as Exhibit
               10.28 to the 2000 10-K, previously filed with the Commission and incorporated herein by reference).
10.32     --   Third Limited Waiver to Receivables Sale Agreement, dated as of December 31, 2000, between Interface, Inc. and Interface
               Securitization Corporation (included as Exhibit 10.29 to the
               2000 10-K, previously filed with the Commission and
               incorporated herein by reference).
10.33     --   First Amendment to Receivables Sale Agreement, dated as of
               November 21, 2001, between Interface, Inc. and Interface
               Securitization Corporation.
10.34     --   Second Amendment to Receivables Sale Agreement, dated as of
               February 14, 2002, between Interface, Inc. and Interface
               Securitization Corporation.
10.35     --   Receivables Purchase Agreement, dated as of December 19,
               2000, among Interface Securitization Corporation, Interface,
               Inc., Jupiter Securitization Corporation and Bank One, NA
               (included as Exhibit 10.30 to the 2000 10-K, previously
               filed with the Commission and incorporated herein by
               reference).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.36     --   First Amendment and Limited Waiver to Receivables Purchase
               Agreement, dated as of December 31, 2000, among Interface
               Securitization Corporation, Interface, Inc., Jupiter
               Securitization Corporation and Bank One, NA (included as
               Exhibit 10.31 to the 2000 10-K, previously filed with the
               Commission and incorporated herein by reference).
10.37     --   Second Limited Waiver to Receivables Purchase Agreement,
               dated as of December 20, 2000, among Interface
               Securitization Corporation, Interface, Inc., Jupiter
               Securitization Corporation and Bank One, NA (included as
               Exhibit 10.32 to the 2000 10-K, previously filed with the
               Commission and incorporated herein by reference).
10.38     --   Third Limited Waiver to Receivables Purchase Agreement,
               dated as of December 31, 2000, among Interface
               Securitization Corporation, Interface, Inc., Jupiter
               Securitization Corporation and Bank One, NA (included as
               Exhibit 10.33 to the 2000 10-K, previously filed with the
               Commission and incorporated herein by reference).
10.39     --   Fourth Amendment to Receivables Purchase Agreement, dated as of August 6, 2001, among the Company (including Interface
               Securitization Corporation), Jupiter Securitization
               Corporation and Bank One, NA (included as Exhibit 10.3 to
               the 2001 Third Quarter 10-Q, previously filed with the
               Commission and incorporated herein by reference).
10.40     --   Limited Waiver and Fifth Amendment to Receivables Purchase
               Agreement, dated as of November 21, 2001, among the Company
               (and Interface Securitization Corporation), Jupiter
               Securitization Corporation and Bank One, NA.
10.41     --   Sixth Amendment to Receivables Purchase Agreement, dated as of December 17, 2001, among the Company (and Interface
               Securitization Corporation), Jupiter Securitization
               Corporation and Bank One, NA.
10.42     --   Seventh Amendment to Receivables Purchase Agreement, dated as of January 17, 2002, among the Company (and Interface
               Securitization Corporation), Jupiter Securitization
               Corporation and Bank One, NA.
10.43     --   Eighth Amendment to Receivables Purchase Agreement, dated as of February 14, 2002, among the Company (and Interface
               Securitization Corporation), Jupiter Securitization
               Corporation and Bank One, NA.
10.44     --   Omnibus Amendment to Receivables Transfer Agreement,
               Receivables Sale Agreement, and Receivables Purchase
               Agreement, dated as of January 16, 2002, among Bentley
               Mills, Inc., Chatham Marketing Co., Guilford of Maine
               Marketing Co., Intek Marketing Co., Interface Americas,
               Inc., Interface Architectural Resources, Inc., Interface
               Flooring Systems, Inc., Pandel, Inc., Toltec Fabrics, Inc.,
               Interface, Inc., Interface Securitization Corporation,
               Jupiter Securitization Corporation and Bank One, NA.
21        --   Subsidiaries of the Company.
23        --   Consent of BDO Seidman, LLP.

---------------

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Interface, Inc.
Atlanta, Georgia

     The audits referred to in our report dated February 19, 2002 relating to the consolidated financial statements of Interface, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule based upon our audits.

     In our opinion, such Schedule presents fairly, in all material respects, the information set forth therein.

                                          /s/ BDO SEIDMAN, LLP

Atlanta, Georgia
February 19, 2002

                        INTERFACE, INC. AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                COLUMN A          COLUMN B        COLUMN C         COLUMN D       COLUMN E
                                                 CHARGED TO
                               BALANCE, AT       COSTS AND       CHARGED TO       DEDUCTIONS     BALANCE, AT
                            BEGINNING OF YEAR   EXPENSES (A)   OTHER ACCOUNTS   (DESCRIBE) (B)   END OF YEAR
                            -----------------   ------------   --------------   --------------   -----------
                                                             (IN THOUSANDS)
Allowance for Doubtful
  Accounts:
  Year Ended:
December 30, 2001.........       $8,651            $5,774           $ --            $3,384         $11,041
                                 ======            ======           ====            ======         =======
December 31, 2000.........       $8,797            $5,909           $ --            $6,045         $ 8,651
                                 ======            ======           ====            ======         =======
January 2, 2000...........       $7,790            $4,565           $ --            $3,558         $ 8,797
                                 ======            ======           ====            ======         =======

---------------

(a) Includes changes in foreign currency exchange rates.

(b) Write off of bad debt.

                                COLUMN A          COLUMN B        COLUMN C         COLUMN D       COLUMN E
                                                 CHARGED TO
                               BALANCE, AT       COSTS AND       CHARGED TO       DEDUCTIONS     BALANCE, AT
                            BEGINNING OF YEAR   EXPENSES (A)   OTHER ACCOUNTS   (DESCRIBE) (C)   END OF YEAR
                            -----------------   ------------   --------------   --------------   -----------
                                                             (IN THOUSANDS)
Restructuring reserve:
  Year ended:
December 30, 2001.........       $  613           $24,005           $ --           $ 5,982         $18,636
                                 ======           =======           ====           =======         =======
December 31, 2000.........       $  466           $12,690           $ --           $12,543         $   613
                                 ======           =======           ====           =======         =======
January 2, 2000...........       $6,036           $ 1,803           $ --           $ 7,373         $   466
                                 ======           =======           ====           =======         =======

---------------

(c) Cash payments of $5,982 in 2001; cash payments of $12,543 in 2000; cash payments of $6,701 and reversal of over-accrual of $672 in 1999.

     (All other Schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are omitted because they are either not applicable or the required information is shown in the Company's Consolidated Financial Statements or the Notes thereto.)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERFACE, INC.

                                          By:     /s/ DANIEL T. HENDRIX
                                            ------------------------------------
                                                     Daniel T. Hendrix
                                               President and Chief Executive
                                                           Officer

Date: March 28, 2002

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel T. Hendrix as attorney-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact may do or cause to be done by virtue hereof.

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

                    SIGNATURE                                     CAPACITY                     DATE
                    ---------                                     --------                     ----

               /s/ RAY C. ANDERSON                         Chairman of the Board          March 28, 2002
 ------------------------------------------------
                 Ray C. Anderson


              /s/ DANIEL T. HENDRIX                  President, Chief Executive Officer   March 28, 2002
 ------------------------------------------------    and Director (Principal Executive
                Daniel T. Hendrix                                 Officer)


               /s/ PATRICK C. LYNCH                  Vice President and Chief Financial   March 28, 2002
 ------------------------------------------------     Officer (Principal Financial and
                 Patrick C. Lynch                           Accounting Officer)


            /s/ DIANNE DILLON-RIDGLEY                             Director                March 28, 2002
 ------------------------------------------------
              Dianne Dillon-Ridgley


                /s/ CARL I. GABLE                                 Director                March 28, 2002
 ------------------------------------------------
                  Carl I. Gable


                /s/ JUNE M. HENTON                                Director                March 28, 2002
 ------------------------------------------------
                  June M. Henton


            /s/ CHRISTOPHER G. KENNEDY                            Director                March 28, 2002
 ------------------------------------------------
              Christopher G. Kennedy


             /s/ J. SMITH LANIER, II                              Director                March 28, 2002
 ------------------------------------------------
               J. Smith Lanier, II

                    SIGNATURE                                     CAPACITY                     DATE
                    ---------                                     --------                     ----


             /s/ JAMES B. MILLER, JR.                             Director                March 28, 2002
 ------------------------------------------------
               James B. Miller, Jr.


               /s/ THOMAS R. OLIVER                               Director                March 28, 2002
 ------------------------------------------------
                 Thomas R. Oliver


              /s/ LEONARD G. SAULTER                              Director                March 28, 2002
 ------------------------------------------------
                Leonard G. Saulter


           /s/ CLARINUS C.TH. VAN ANDEL                           Director                March 28, 2002
 ------------------------------------------------
             Clarinus C.Th. van Andel

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 4.5      Indenture governing the Company's 10.375% Senior Notes due
          2010, among the Company, certain U.S. subsidiaries of the
          Company, as Guarantors, and First Union National Bank, as
          Trustee.
 4.6      Registration Rights Agreement, dated as of January 17, 2002, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, Salomon Smith Barney, Inc. and First Union
          Securities, Inc.
10.4      Interface, Inc. Nonqualified Savings Plan (as restated
          effective January 1, 2002).
10.6      Fourth Amended and Restated Credit Agreement, dated as of
          January 17, 2002, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, First
          Union National Bank, SunTrust Bank and Citicorp North
          America, Inc.
10.27     Fourth Amendment to Receivables Transfer Agreement, dated as of November 21, 2001, among Bentley Mills, Inc., Chatham
          Marketing Co., Guilford of Maine Marketing Co., Intek
          Marketing Co., Interface Americas, Inc., Interface
          Architectural Resources, Inc., Interface Flooring Systems,
          Inc., Pandel, Inc., Toltec Fabrics, Inc. and Interface, Inc.
10.28     Fifth Amendment to Receivables Transfer Agreement, dated as of February 14, 2002, among Bentley Mills, Inc., Chatham
          Marketing Co., Guilford of Maine Marketing Co., Intek
          Marketing Co., Interface Americas, Inc., Interface
          Architectural Resources, Inc., Interface Flooring Systems,
          Inc., Pandel, Inc., Toltec Fabrics, Inc. and Interface, Inc.
10.33     First Amendment to Receivables Sale Agreement, dated as of
          November 21, 2001, between Interface, Inc. and Interface
          Securitization Corporation.
10.34     Second Amendment to Receivables Sale Agreement, dated as of
          February 14, 2002, between Interface, Inc. and Interface
          Securitization Corporation.
10.40     Limited Waiver and Fifth Amendment to Receivables Purchase
          Agreement, dated as of November 21, 2001, among the Company
          (and Interface Securitization Corporation), Jupiter
          Securitization Corporation and Bank One, NA.
10.41     Sixth Amendment to Receivables Purchase Agreement, dated as of December 17, 2001, among the Company (and Interface
          Securitization Corporation), Jupiter Securitization
          Corporation and Bank One, NA.
10.42     Seventh Amendment to Receivables Purchase Agreement, dated as of January 17, 2002, among the Company (and Interface
          Securitization Corporation), Jupiter Securitization
          Corporation and Bank One, NA.
10.43     Eighth Amendment to Receivables Purchase Agreement, dated as of February 14, 2001, among the Company (and Interface
          Securitization Corporation), Jupiter Securitization
          Corporation and Bank One, NA.
10.44     Omnibus Amendment to Receivables Transfer Agreement,
          Receivables Sale Agreement, and Receivables Purchase
          Agreement, dated as of January 16, 2002, among Bentley
          Mills, Inc., Chatham Marketing Co., Guilford of Maine
          Marketing Co., Intek Marketing Co., Interface Americas,
          Inc., Interface Architectural Resources, Inc., Interface
          Flooring Systems, Inc., Pandel, Inc., Toltec Fabrics, Inc.,
          Interface, Inc., Interface Securitization Corporation,
          Jupiter Securitization Corporation and Bank One, NA.
21        Subsidiaries of the Company.
23        Consent of BDO Seidman, LLP.