Form 10-Q
period 2002-03-31
INTERFACE INC
filed 2002-05-15
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2002

                         Commission File Number 0-12016

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

Shares outstanding of each of the registrant's classes of common stock at May 10, 2002:

                   Class                                Number of Shares
                   -----                                ----------------
Class A Common Stock, $.10 par value per share             43,879,339
Class B Common Stock, $.10 par value per share              7,188,598

                                INTERFACE, INC.

                                     INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I.        FINANCIAL INFORMATION

               Item 1.    Financial Statements                                                                 3

                          Consolidated Condensed Balance Sheets -                                              3
                          March 31, 2002 and December 30, 2001

                          Consolidated Condensed Statements of Operations - Three Months                       4
                          Ended March 31, 2002 and April 1, 2001

                          Consolidated Statements of Comprehensive Income (Loss) -                             4
                          Three Months Ended March 31, 2002 and April 1, 2001

                          Consolidated Condensed Statements of Cash Flows -                                    5
                          Three Months Ended March 31, 2002 and April 1, 2001

                          Notes to Consolidated Condensed Financial Statements                                 6

               Item 2.    Management's Discussion and Analysis of Financial Condition                         13
                          and Results of Operations

               Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          15

PART II.       OTHER INFORMATION

               Item 1.    Legal Proceedings                                                                   16

               Item 2.    Changes in Securities and Use of Proceeds                                           16

               Item 3.    Defaults Upon Senior Securities                                                     16

               Item 4.    Submission of Matters to a Vote of Security Holders                                 16

               Item 5.    Other Information                                                                   16

               Item 6.    Exhibits and Reports on Form 8-K                                                    17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INTERFACE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       MARCH 31,            DECEMBER 30,
                                                         2002                   2001
                                                       ---------            ------------
                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                            $   2,111             $     793
  Accounts Receivable                                    157,067               161,070
  Inventories                                            170,733               168,249
  Prepaid Expenses                                        38,028                31,018
  Deferred Income Tax                                     16,718                17,640
                                                       ---------             ---------
    TOTAL CURRENT ASSETS                                 384,657               378,770

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                               251,387               260,327
GOODWILL                                                 251,130               251,874
OTHER ASSETS                                              71,166                63,783
                                                       ---------             ---------
                                                       $ 958,340             $ 954,754
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                     $  68,494             $  65,805
  Accrued Expenses                                        94,758               100,566
  Current Maturities of Long-Term Debt                        --                 1,667
                                                       ---------             ---------
    TOTAL CURRENT LIABILITIES                            163,252               168,038

LONG-TERM DEBT, less current maturities                   13,188               178,327
SENIOR NOTES                                             325,000               150,000
SENIOR SUBORDINATED NOTES                                125,000               125,000
DEFERRED INCOME TAXES and OTHER                           26,516                26,474
                                                       ---------             ---------
    TOTAL LIABILITIES                                    652,956               647,839
                                                       ---------             ---------

Minority Interest                                          4,546                 4,440
                                                       ---------             ---------

SHAREHOLDERS' EQUITY:
   Common Stock                                            5,099                 5,082
   Additional Paid-In Capital                            219,818               219,490
   Retained Earnings                                     175,078               175,940
   Accumulated Other Comprehensive Income -
     Foreign Currency Translation                        (88,096)              (86,976)
   Minimum pension liability                             (11,061)              (11,061)
                                                       ---------             ---------
      TOTAL SHAREHOLDERS' EQUITY                         300,838               302,475
                                                       ---------             ---------
                                                       $ 958,340             $ 954,754

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                            ------------------------------
                                                            MARCH 31,             APRIL 1,
                                                              2002                  2001
                                                            ---------             --------
NET SALES                                                   $ 234,425             $306,511
Cost of Sales                                                 168,084              217,593
                                                            ---------             --------
GROSS PROFIT ON SALES                                          66,341               88,918
Selling, General and Administrative Expenses                   55,865               71,813
                                                            ---------             --------
OPERATING INCOME                                               10,476               17,105
Interest Expense                                               10,375                9,564
Other Expense (Income) - Net                                      309                  273
                                                            ---------             --------
INCOME (LOSS) BEFORE TAXES ON INCOME                             (208)               7,268
Income Tax (Benefit) Expense                                     (102)               2,838
                                                            ---------             --------
NET INCOME (LOSS)                                           $    (106)            $  4,430
                                                            =========             ========
Basic Earnings (Loss) Per Share                             $    0.00             $   0.09
                                                            =========             ========
DILUTED EARNINGS (LOSS) PER SHARE                           $    0.00             $   0.09
                                                            =========             ========
Average Shares Outstanding -- Basic                            50,017               49,972
                                                            =========             ========
Average Shares Outstanding -- Diluted                          50,017               50,945
                                                            =========             ========

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                   ----------------------------
                                                   MARCH 31,           APRIL 1,
                                                     2002                2001
                                                   --------            --------
Net Income (Loss)                                  $  (106)            $  4,430
Other Comprehensive Income, Foreign
   Currency Translation Adjustment                  (1,120)             (10,623)
                                                   -------             --------
Comprehensive Income (Loss)                        $(1,226)            $ (6,193)
                                                   =======             ========

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                             ------------------------------
                                                             MARCH 31,             APRIL 1,
                                                               2002                 2001
                                                             ---------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:                        $   3,784             $(23,004)
                                                             ---------             --------

INVESTING ACTIVITIES:
  Capital expenditures                                          (2,444)             (10,771)
  Acquisitions/Divestitures of businesses                           --                   --
  Other                                                         (5,830)              (1,394)
                                                             ---------             --------
                                                                (8,274)             (12,165)
                                                             ---------             --------
FINANCING ACTIVITIES:
  Net borrowing (repayment) of long-term debt                 (168,413)              32,737
  Proceeds from issuance of bonds                              175,000                   --
  Proceeds from issuance of common stock                            77                   --
  Repurchase of common stock                                        --               (1,407)
  Dividends paid                                                  (762)              (2,291)
                                                             ---------             --------
                                                                 5,902               29,039
                                                             ---------             --------
  Net cash provided by (used for) operating,
   investing and financing activities                            1,412               (6,130)
  Effect of exchange rate changes on cash                          (94)                (448)
                                                             ---------             --------

CASH AND CASH EQUIVALENTS:
  Net change during the period                                   1,318               (6,578)
  Balance at beginning of period                                   793                7,861
                                                             ---------             --------
  Balance at end of period                                   $   2,111             $  1,283
                                                             =========             ========

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FOOTNOTES

         As contemplated by the Securities and Exchange Commission (the "Commission") instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to the Company's year-end financial statements contained in its Annual Report on Form 10-K for the fiscal year ended December 30, 2001, as filed with the Commission.

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

NOTE 2 - INVENTORIES

         Inventories are summarized as follows:

                                                        (In thousands)
                                                 March 31,          December 30,
                                                   2002                2001
                                                 ---------          ------------
                  Finished Goods                 $ 90,724            $ 84,191
                  Work in Process                  36,875              35,204
                  Raw Materials                    43,134              48,854
                                                 --------            --------

                                                 $170,733            $168,249
                                                 ========            ========

NOTE 3 - RESTRUCTURING CHARGES

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

         A summary of the restructuring activities is presented below:

                                              U.S.             EUROPE              TOTAL
                                            -------            -------            -------
                                                            (IN THOUSANDS)
    Facilities consolidation                $ 5,889            $ 8,685            $14,574
    Workforce reduction                       5,266             12,049             17,315
    Product rationalization                  15,735              1,070             16,805
    Other impaired assets                     6,997              9,394             16,391
                                            -------            -------            -------
                                            $33,887            $31,198            $65,085
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

         The termination benefits of $17.3 million, primarily related to severance costs, are a result of aggregate reductions of approximately 838 employees. The staff reductions as originally planned were expected to be as follows:

                                              U.S.         EUROPE          TOTAL
                                              ----         ------          ------
    Manufacturing.......................      243            436            679
    Selling and administrative..........       62             97            159
                                              ---            ---            ---
                                              305            533            838
                                              ===            ===            ===

         As a result of the restructuring, approximately 800 employees were terminated through March 31, 2002. The charge for termination benefits and other costs to exit activities incurred during 2001 was reflected as a separately stated charge against operating income. The Company believes the remaining provisions are adequate to complete the plan.

         The following table displays the activity within the accrued restructuring liability for the period ended March 31, 2002:

Termination Benefits

                                                    U.S.              EUROPE                TOTAL
                                                  -------             -------             --------
                                                                   (IN THOUSANDS)
     Balance, at December 30, 2001 ...            $ 1,971             $ 9,352             $ 11,323
     Cash payments ...................               (800)             (4,715)              (5,515)
                                                  -------             -------             --------
     Balance, at March 31, 2002 ......            $ 1,171             $ 4,637             $  5,808
                                                  =======             =======             ========

Other Costs to Exit Activities

                                                    U.S.              EUROPE               TOTAL
                                                  -------             -------             -------
                                                                   (IN THOUSANDS)
     Balance, at December 30, 2001 ...            $ 1,199             $ 6,114             $ 7,313
     Costs incurred ..................               (600)             (1,176)             (1,776)
                                                  -------             -------             -------
     Balance, at March 31, 2002 ......            $   599             $ 4,938             $ 5,537
                                                  =======             =======             =======

NOTE 4 - EARNINGS PER SHARE AND DIVIDENDS

         Basic earnings per share is computed by dividing net income (or loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 50,017,000 shares and 49,972,000 shares outstanding for the three-month periods ended March 31, 2002 and April 1, 2001, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 50,017,000 shares and 50,945,000 shares outstanding for the three month period ended March 31, 2002 and April 1, 2001, respectively. During the first three months of 2002, there were vested, unexercised, in the money stock options for 2,100,000 shares. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

         The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

                                    (In Thousands Except Per Share Amounts)

For the Three-Month                                Average Shares      Earnings
Period Ended                      Net Income        Outstanding        Per Share
                                  ----------       --------------      ---------
March 31, 2002                     $  (106)            50,017            $0.00
Effect of Dilution:
  Options                               --                 --               --
                                   -------             ------            -----
Diluted                            $  (106)            50,017            $0.00
                                   =======             ======            =====

April 1, 2001                      $ 4,430             49,972            $0.09
Effect of Dilution:
  Options                               --                973               --
                                   -------             ------            -----
Diluted                            $ 4,430             50,945            $0.09
                                   =======             ======            =====

NOTE 5 - SEGMENT INFORMATION

         Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has two reportable segments: Floorcovering Products/Services and Interior Fabrics. The Floorcovering Products/Services segment manufactures, installs and services commercial modular and broadloom carpet, and the Interior Fabrics segment manufactures panel and upholstery fabrics.

         The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of interest expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures
Summary information by segment follows:

                                               Floorcovering         Interior        Other (Includes
(in thousands)                               Products/Services        Fabrics     Architectural Products)        Total
                                             -----------------       --------     -----------------------     ----------
Three Months Ended
March 31, 2002
    Net Sales                                    $174,277            $ 52,394            $  7,754             $  234,425
    Depreciation and amortization                   4,412               2,932                 241                  7,585
    Operating Income                                8,926               1,564                (106)                10,384
    Total Assets                                 $674,240            $252,323            $ 34,866             $  961,429

Three Months Ended
April 1, 2001
    Net Sales                                    $230,237            $ 58,991            $ 17,283             $  306,511
    Depreciation and amortization                   7,817               2,988                 285                 11,100
    Operating Income                               11,638               3,843                (129)                15,352
    Total Assets                                 $785,224            $233,466            $ 42,207             $1,060,897

A reconciliation of the Company's total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

                                                                       Three Months Ended
                                                              ------------------------------------
(in thousands)                                                March 31, 2002         April 1, 2001
                                                              ---------------        -------------
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization                     $   7,585             $    11,100
Corporate depreciation and amortization                             1,618                   1,410
                                                                ---------             -----------

Reported depreciation and amortization                          $   9,203             $    12,510

OPERATING INCOME (LOSS)
Total segment operating income (loss)                           $  10,384             $    15,352
Corporate expenses and other reconciling amounts                       92                   1,753
                                                                ---------             -----------

Reported operating income                                       $  10,476             $    17,105

ASSETS
Total segment assets                                            $ 961,429             $ 1,060,897
Corporate assets and eliminations                                  (3,089)                (22,937)
                                                                ---------             -----------

Reported total assets                                           $ 958,340             $ 1,037,960

NOTE 6 - LONG-TERM DEBT

         On January 17, 2002, the Company amended and restated its revolving credit facility. The amendment and restatement, among other things, substituted certain lenders, changed certain covenants, and reduced the maximum borrowing amount to $100 million. In connection with the amendment and restatement of the facility, the Company issued the 10.375% Senior Notes discussed below. The amended facility matures May 15, 2005, subject to a possible extension of that maturity date to January 17, 2007 if the Company meets certain conditions relating to the repayment of long-term debt. Interest is charged at varying rates based on the Company's ability to meet certain performance criteria.

         On January 17, 2002, the Company also completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1st and August 1st beginning August 1st, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility. The Notes are guaranteed, jointly and severally, on an unsecured senior basis by certain of the Company's domestic subsidiaries. The Notes are redeemable up to 35% at any time prior to February 1, 2005 with the proceeds of one or more equity offerings at a price of 110 3/8% of the principal amount.

NOTE 7 - SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

         The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 10.375% senior notes due 2010, its 7.3% senior notes due 2008, and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

                        INTERFACE, INC. AND SUBSIDIARIES


                           STATEMENT OF INCOME (LOSS)
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                                               CONSOLIDATION
                                                                   NON-       INTERFACE, INC.       AND
                                                 GUARANTOR      GUARANTOR        (PARENT        ELIMINATION       CONSOLIDATED
                                                SUBSIDIARIES   SUBSIDIARIES    CORPORATION)       ENTRIES            TOTALS
                                                -------------  ------------   ---------------  --------------     ------------
                                                                                 (IN THOUSANDS)
Net sales                                         $183,271        $68,903        $     --         $(17,749)        $ 234,425
Cost of sales                                      139,968         45,865              --          (17,749)          168,084
                                                  --------        -------        --------         --------         ---------
Gross profit on sales                               43,303         23,038              --               --            66,341

Selling, general and administrative
Expenses                                            34,018         16,451           5,396               --            55,865

Operating income (loss)                              9,285          6,587          (5,396)          10,476

Other expense                                        4,122            815           5,747               --            10,684
                                                  --------        -------        --------         --------         ---------

Income (loss) before taxes on income
  and equity in income of subsidiaries               5,163          5,772         (11,143)              --              (208)

Income tax (benefit) expense                         1,889          1,584          (3,575)              --              (102)

Equity in income of subsidiaries                        --             --           7,462           (7,462)               --
                                                  --------        -------        --------         --------         ---------

Net income (loss)                                 $  3,274        $ 4,188        $   (106)        $ (7,462)        $    (106)
                                                  ========        =======        ========         ========         =========

                                 BALANCE SHEET
                                 MARCH 31, 2002

                                                                                                  CONSOLIDATION
                                                                   NON-          INTERFACE, INC.       AND
                                              GUARANTOR         GUARANTOR           (PARENT         ELIMINATION      CONSOLIDATED
                                             SUBSIDIARIES      SUBSIDIARIES       CORPORATION         ENTRIES            TOTALS
                                             ------------      ------------      ---------------  -------------      ------------
                                                                                 (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents                    $   6,347         $   8,455         $ (12,691)        $      --         $   2,111
  Accounts receivable                            116,771            65,874           (25,578)               --           157,067
  Inventories                                    120,086            50,647                --                --           170,733
  Miscellaneous                                    8,519            18,225            28,002                --            54,746
                                               ---------         ---------         ---------         ---------         ---------
        Total current assets                     251,723           143,201           (10,267)               --           384,657

Property and equipment
  less accumulated depreciation                  168,961            68,122            14,304                --           251,387
Investment in subsidiaries                       120,092           (31,496)          828,828          (917,424)               --
Goodwill                                         167,170            82,749             1,211                --           251,130
Other assets                                      53,656            36,567           (19,057)               --            71,166
                                               ---------         ---------         ---------         ---------         ---------

                                               $ 761,602         $ 299,143         $ 815,019         $(917,424)        $ 958,340
                                               =========         =========         =========         =========         =========

LIABILITIES AND COMMON
SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                             $  34,101         $  34,133         $     260         $      --         $  68,494
  Accrued expenses                                76,699            83,775           (65,716)               --            94,758
                                               ---------         ---------         ---------         ---------         ---------
       Total current liabilities                 110,800           117,908           (65,456)               --           163,252

Long-term debt, less
  current maturities                               6,587                55             6,546                --            13,188
Senior notes and senior subordinated
  notes                                               --                --           450,000                --           450,000
Deferred income taxes/other                       15,343            (6,773)           17,946                --            26,516
                                               ---------         ---------         ---------         ---------         ---------
       Total liabilities                         132,730           111,190           409,036                --           652,956

Minority interests                                    --             4,546                --                --             4,546
Redeemable preferred stock                        57,891                --                --           (57,891)               --
Common stock                                      94,145           102,199             5,082          (196,327)            5,099
Additional paid-in capital                       191,411            12,525           219,818          (203,936)          219,818
Retained earnings                                286,459           157,465           189,530          (458,376)          175,078
Foreign currency translation adjustment           (1,034)          (77,721)           (8,447)             (894)          (88,096)
Minimum pension liability                             --           (11,061)               --                --           (11,061)
                                               ---------         ---------         ---------         ---------         ---------

                                               $ 761,602         $ 299,143         $ 815,019         $(917,424)        $ 958,340
                                               =========         =========         =========         =========         =========

                            STATEMENT OF CASH FLOWS
                              FOR THE THREE MONTHS
                              ENDED MARCH 31, 2002

                                                                                                CONSOLIDATION
                                                                   NON-       INTERFACE, INC.        AND
                                               GUARANTOR        GUARANTOR        (PARENT         ELIMINATION     CONSOLIDATED
                                              SUBSIDIARIES     SUBSIDIARIES    CORPORATION)        ENTRIES          TOTALS
                                              ------------     ------------   ---------------   -------------    ------------
                                                                               (IN THOUSANDS)
Net cash provided by (used for)
  operating activities                           $ 1,377         $ 6,849         $  (4,442)        $     --        $   3,784

Cash flows from investing activities:
  Purchase of plant and equipment                 (2,591)          1,312            (1,165)              --           (2,444)
  Other assets                                      (622)            156            (5,364)              --           (5,830)
                                                 -------         -------         ---------         --------        ---------
Net cash provided by (used for)
  investing activities                           (3, 213)          1,468            (6,529)              --           (8,274)
                                                 -------         -------         ---------         --------        ---------

Cash flows from financing activities:
  Net borrowings (repayments)                      2,500          (4,527)         (166,386)              --         (168,413)
  Proceeds from issuance of bonds                     --              --           175,000               --          175,000
  Proceeds from issuance/
    repurchase of common stock                        --              --                77               --               77
  Cash dividends paid                                 --              --              (762)              --             (762)
                                                 -------         -------         ---------         --------        ---------
Net cash provided by (used for)
  financing activities                             2,500          (4,527)            7,929               --            5,902
                                                 -------         -------         ---------         --------        ---------

Effect of exchange rate change
  on cash                                           (163)             69                --               --              (94)
                                                 -------         -------         ---------         --------        ---------

Net increase (decrease) in cash                      501           3,859            (3,042)              --            1,318
Cash at beginning of period                        5,846           4,596            (9,649)              --              793
                                                 -------         -------         ---------         --------        ---------
Cash at end of period                            $ 6,347         $ 8,455         $ (12,691)        $     --        $   2,111
                                                 =======         =======         =========         ========        =========

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations. SFAS 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and to purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, the reclassification of the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires companies to identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires a transitional goodwill impairment test six months from the date of adoption. We also reassessed the useful lives of other intangible assets within the first quarter of 2002.

         The Company adopted the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. The Company will complete the first step of the transitional goodwill impairment test in connection with the adoption of SFAS 142 during the second quarter of 2002, and is currently evaluating the effect that the impairment review may have on its consolidated results of operations and financial position. If an impairment is indicated, such amount will be recorded as a cumulative effect of accounting change effective December 30, 2001.

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

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting for the impairment or disposal of long-lived assets. The provisions of this satement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We are in the process of evaluating the impact this standard will have on our financial statements.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will not have a current impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         This report contains statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading "Safe Harbor Compliance Statement for Forward-Looking Statements" included in
Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, which discussion is hereby incorporated by reference, including but not limited to the discussion of specific risks and uncertainties under the headings "We compete with a large number of manufacturers in the highly competitive commercial floorcovering products market, and some of these competitors have greater financial resources than we do," "Sales of our principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings," "Our continued success depends significantly upon the efforts, abilities and continued service of our senior management executives and our design consultants," "Our substantial international operations are subject to various political, economic and other uncertainties," "Our Chairman, together with other insiders, currently has sufficient voting power to elect a majority of our Board of Directors," "Large increases in the cost of petroleum-based raw materials, which we are unable to pass through to our customers, could adversely affect us," "Unanticipated termination or interruption of our arrangement with our primary third-party supplier of synthetic fiber could have a material adverse effect on us," "Our Rights Agreement, which is triggered if a third party acquires beneficial ownership of 15% or more of our common stock without our consent, could discourage tender offers or other transactions that could result in shareholders receiving a premium over the market price for our stock." The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

         The Company's revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics, architectural products and other specialty products. During the three month period ended March 31, 2002, the Company had revenues of $234.4 million and net loss of $106,000, or $0.00 per diluted share, compared with revenues of $306.5 million and net income of $4.4 million, or $0.09 per diluted share, in the comparable period last year.

Results of Operations

         For the three-month period ended March 31, 2002, the Company's net sales decreased $72.1 million (23.5%) compared with the same period in 2001. The decrease was primarily attributable to (i) the decline of panel fabric sales to certain OEM furniture manufacturers as a result of reduced demand in the commercial interiors market, (ii) poor macroeconomic conditions, and (iii) reduced demand for steel panel products made by our raised/access flooring division.

         Cost of sales, as a percentage of net sales, increased slightly to 71.7% for the three-month period ended March 31, 2002, compared with 71.0% in the comparable period in 2001. The percentage increase was primarily attributable to (i) the under-absorption of fixed manufacturing costs due to lower volume levels, (ii) a shift in our relative sales mix from products which have traditionally higher margins to those with traditionally lower margins, and (iii) other manufacturing costs associated with scaling production to meet current demand levels.

         Selling, general and administrative expenses, as a percentage of net sales, increased to 23.8% for the three month period ended March 31, 2002, compared with 23.4% in the same period in 2001. Despite the slight increase in selling, general and administrative expenses as a percentage of sales, those expenses in absolute dollars have declined as a result of cost-cutting initiatives and other restructuring activities.

         For the three-month period ended March 31, 2002, interest expense increased $0.1 million compared to the same period in 2001, due primarily to higher interest rates on our debt.

Liquidity and Capital Resources

         On January 17, 2002, the Company amended and restated its revolving credit facility. The amendment and restatement, among other things, substituted certain lenders, changed certain covenants, and reduced the maximum borrowing amount to $100 million. In connection with the amendment and restatement of the facility, the Company issued the 10.375% Senior Notes discussed below. The amended facility matures May 15, 2005, subject to a possible extension of that maturity date to January 17, 2007 if the Company meets certain conditions relating to the repayment of long-term debt. Interest is charged at varying rates based on the Company's ability to meet certain performance criteria.

         On January 17, 2002, the Company also completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1st and August 1st beginning August 1st, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility.

         The Company's primary source of cash during the three months ended March 31, 2002 was $6.9 million from long-term financing. The primary uses of cash during the three month period ended March 31, 2002 were (i) costs associated with the aforementioned private offering of Senior Notes, (ii) an increase in prepaid expenses, (iii) $2.4 million for additions to property and equipment in the Company's manufacturing facilities, and (iv) $0.8 million for the payment of stock dividends. Management believes that cash provided by operations and long-term loan commitments (including the issue of senior notes) will provide adequate funds for current commitments and other requirements in the foreseeable future; however, certain factors could affect our free cash flow, including, but not limited to, the following factors discussed under the heading "Safe Harbor Compliance Statement for Forward-Looking Statements" in
Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001: "Sales of our principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings," "Our substantial international operations are subject to various political, economic and other uncertainties," "Large increases in the cost of petroleum-based raw materials, which we are unable to pass through to our customers, could adversely affect us," and "Unanticipated termination or interruption of our arrangement with our primary third-party supplier of synthetic fiber could have a material adverse effect on us."

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

         At March 31, 2002, the Company had utilized interest rate swap agreements to effectively convert approximately $125 million of fixed rate debt into variable rate debt. The Company anticipates that for the remainder of fiscal 2002 it will not utilize swap agreements or other derivative financial instruments to convert variable rate to fixed rate debt, or vice versa.

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

         The Company, as of March 31, 2002, recognized a $1.1 million decrease in its foreign currency translation adjustment account compared to December 30, 2001 because of the weakening of certain currencies against the U.S. dollar.

         Sensitivity Analysis. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company's market sensitive instruments.

         To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at March 31, 2002. The market values that result from these computations are compared with the market values of these financial instruments at March 31, 2002. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

         As of March 31, 2002, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company's fixed rate long-term debt would be impacted by a net decrease of $8.3 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's fixed rate long-term debt of $9.2 million. At December 30, 2001, a 150 basis point movement would have resulted in the same approximate changes.

         As of March 31, 2002, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the Company's financial instruments of $6.7 million or an increase in the fair value of the Company's financial instruments of $6.7 million. At December 30, 2001, a 10% movement would have resulted in the same changes. As the impact of offsetting changes in the fair market value of the Company's net foreign investments is not included in the sensitivity model, these results are not indicative of the Company's actual exposure to foreign currency exchange risk.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Tate Litigation. On August 24, 2000, Tate Access Floors, Inc. ("Tate") filed suit in the United States District Court for the District of Maryland, Civil Action No. JFM-00-2543, against the Company's raised/access flooring subsidiary, Interface Architectural Resources, Inc. ("IAR"), alleging that a feature of IAR's Bevel Edge flooring panel infringes a patent held by Tate. The case has settled on confidential terms. The settlement had no material adverse impact on the Company. In addition, the United States Patent and Trademark Office has granted IAR's request for re-examination of the Tate patent, which is continuing.

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

4.5 Indenture governing the Company's 10.375% Senior Notes due 2010, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as Trustee (included as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December
         30, 2001 (the "2001 10-K"), previously filed with the Commission and incorporated herein by reference).

4.6      Registration Rights Agreement, dated as of January 17, 2002, among the
         Company, certain U.S. subsidiaries of the Company, as Guarantors, Salomon Smith Barney, Inc. and First Union Securities, Inc. (included as Exhibit 4.6 to the 2001 10-K, previously filed with the Commission and incorporated herein by reference).

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

                   Date Filed                 Items Reported                  Financial Statements Filed
                ----------------       --------------------------------       --------------------------
                January 15, 2002       Commencement of Private Offering                 None

                January 24, 2002       Closing of Private Offering                      None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INTERFACE, INC.



Date: May 14, 2002               By: /s/  Patrick C. Lynch
                                    --------------------------------------------
                                    Patrick C. Lynch
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)