Form 10-Q
period 2002-06-30
INTERFACE INC
filed 2002-08-14
CIK 715787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No[ ]

Shares outstanding of each of the registrant's classes of common stock at August 8, 2002:

                   Class                              Number of Shares
                   -----                              ----------------
Class A Common Stock, $.10 par value per share           44,168,229
Class B Common Stock, $.10 par value per share            7,024,698

                                 INTERFACE, INC.

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
PART I.        FINANCIAL INFORMATION

               Item 1.    Financial Statements                                                              3

                          Consolidated Condensed Balance Sheets - June 30, 2002                             3
                          and December 30, 2001

                          Consolidated Condensed Statements of Operations - Three Months                    4
                          and Six Months Ended June 30, 2002 and July 1, 2001

                          Consolidated Statements of Comprehensive Income (Loss) - Three                    4
                          Months and Six Months Ended June 30, 2002 and July 1, 2001

                          Consolidated Condensed Statements of Cash Flows - Six Months                      5
                          Ended June 30, 2002 and July 1, 2001

                          Notes to Consolidated Condensed Financial Statements                              6

               Item 2.    Management's Discussion and Analysis of Financial Condition                      14
                          and Results of Operations

               Item 3.    Quantitative and Qualitative Disclosures about Market Risk                       16

PART II.       OTHER INFORMATION

               Item 1.    Legal Proceedings                                                                17

               Item 2.    Changes in Securities and Use of Proceeds                                        17

               Item 3.    Defaults Upon Senior Securities                                                  17

               Item 4.    Submission of Matters to a Vote of Security Holders                              17

               Item 5.    Other Information                                                                18

               Item 6.    Exhibits and Reports on Form 8-K                                                 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INTERFACE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JUNE 30,       DECEMBER 30,
                                                                                   2002            2001
                                                                                   ----            ----
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                                                     $   2,257         $  793
  Accounts Receivable                                                             156,635        161,070
  Inventories                                                                     170,091        168,249
  Prepaid Expenses                                                                 28,772         31,018
  Deferred Tax Asset                                                               19,018         17,640
                                                                                 --------       --------
    TOTAL CURRENT ASSETS                                                          376,773        378,770

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                                        252,283        260,327
GOODWILL                                                                          205,080        251,874
OTHER ASSETS                                                                       72,254         63,783
                                                                                 --------       --------
                                                                                 $906,390       $954,754
                                                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                                $65,718        $65,805
  Accrued Expenses                                                                 91,917        100,566
  Current Maturities of Long-Term Debt                                                  5          1,667
                                                                                 --------       --------
    TOTAL CURRENT LIABILITIES                                                     157,640        168,038

LONG-TERM DEBT, less current maturities                                             6,502        178,327
SENIOR NOTES                                                                      325,000        150,000
SENIOR SUBORDINATED NOTES                                                         125,000        125,000
DEFERRED INCOME TAXES and OTHER                                                    26,270         26,474
                                                                                 --------       --------
    TOTAL LIABILITIES                                                             640,412        647,839
                                                                                 --------       --------

Minority Interest                                                                   4,710          4,440
                                                                                 --------       --------

SHAREHOLDERS' EQUITY:
  Common Stock                                                                      5,119          5,082
  Additional Paid-In Capital                                                      221,245        219,490
  Retained Earnings                                                               119,706        175,940
  Accumulated Other Comprehensive Income -
     Foreign Currency Translation                                                 (73,741)       (86,976)
  Minimum pension liability                                                       (11,061)       (11,061)
                                                                                 --------       --------
    TOTAL SHAREHOLDERS' EQUITY                                                    261,268        302,475
                                                                                 --------       --------

                                                                                 $906,390       $954,754
                                                                                 ========       ========

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               THREE                           SIX
                                                                               MONTHS                         MONTHS
                                                                                ENDED                         ENDED
                                                                       -----------------------       -------------------------
                                                                       JUNE 30,        JULY 1,       JUNE 30,          JULY 1,
                                                                         2002           2001            2002            2001
                                                                       --------       --------       ---------        --------
NET SALES                                                              $240,593       $287,285       $ 475,018        $593,796
Cost of Sales                                                           171,075        204,387         339,159         421,980
                                                                       --------       --------       ---------        --------
GROSS PROFIT ON SALES                                                    69,518         82,898         135,859         171,816
Selling, General and Administrative Expenses                             57,283         71,476         113,148         143,289
                                                                       --------       --------       ---------        --------
OPERATING INCOME                                                         12,235         11,422          22,711          28,527
Interest Expense                                                         10,848          9,298          21,223          18,862
Other Expense                                                                 2            499             275
                                                                       --------       --------       ---------        --------
                                                                                                                           190
INCOME BEFORE TAXES ON INCOME                                             1,197          2,122             989           9,390
Income Tax Expense                                                          850            318           3,688
                                                                       --------       --------       ---------        --------
                                                                                                                           420
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                777          1,272             671           5,702
Cumulative Effect of Change in Accounting Principle (net of tax)             --             --         (55,380)             --
                                                                       --------       --------       ---------        --------
NET INCOME (LOSS)                                                      $    777       $  1,272       $ (54,709)       $  5,702
                                                                       ========       ========       =========        ========
Basic Earnings (Loss) Per Share                                        $    .02       $    .03       $   (1.09)       $    .11
                                                                       ========       ========       =========        ========
DILUTED EARNINGS (LOSS) PER SHARE                                      $    .02       $    .03       $   (1.09)       $    .11
                                                                       ========       ========       =========        ========
Average Shares Outstanding -- Basic                                      50,158         49,822          50,098          49,920
                                                                       ========       ========       =========        ========
Average Shares Outstanding -- Diluted                                    51,404         50,471          50,098          50,739
                                                                       ========       ========       =========        ========

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                           THREE                                SIX
                                                           MONTHS                              MONTHS
                                                           ENDED                               ENDED
                                                 ------------------------           ---------------------------
                                                 JUNE 30,         JULY 1,           JUNE 30,            JULY 1,
                                                  2002             2001               2002               2001
                                                 --------         -------           --------           --------
Net Income (Loss)                                $   777          $ 1,272           $(54,709)          $  5,702
Other Comprehensive Income, Foreign
   Currency Translation Adjustment                14,355           (5,727)            13,235            (16,350)
                                                 -------          -------           --------           --------
Comprehensive Income (Loss)                      $15,132          $(4,455)          $(41,474)          $(10,648)
                                                 =======          =======           ========           ========

See accompanying notes to consolidated condensed financial statements.

                        INTERFACE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         SIX
                                                                                       MONTHS
                                                                                        ENDED

                                                                              JUNE 30,          JULY 1,
                                                                                2002             2001
                                                                                ------           ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                          $13,598       $  (15,486)
                                                                               -------       ----------

INVESTING ACTIVITIES:
  Capital expenditures                                                          (4,690)         (17,293)
  Other                                                                         (1,834)          (5,877)
                                                                               -------          -------
                                                                                (6,524)         (23,170)
                                                                                -------         -------
FINANCING ACTIVITIES:
  Net borrowing (reduction) of long-term debt                                 (175,406)          38,479
  Proceeds from issuance of bonds                                              175,000               --
  Refinancing costs                                                             (5,470)              --
  Proceeds from issuance of common stock                                         1,306               --
  Issuance/Repurchase of common stock                                               --           (2,904)
  Dividends paid                                                                (1,532)          (4,579)
                                                                               -------          -------
                                                                                (6,102)          30,996
                                                                               -------          -------
  Net cash provided by (used for) operating,
   investing and financing activities                                              972           (7,660)
  Effect of exchange rate changes on cash                                          492             (201)
                                                                               -------          -------

CASH AND CASH EQUIVALENTS:
  Net change during the period                                                   1,464           (7,861)
  Balance at beginning of period                                                   793            7,861
                                                                               -------          -------
  Balance at end of period                                                     $ 2,257          $    --
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

NOTE 2 - INVENTORIES

         Inventories are summarized as follows:

                                                                                             (In thousands)
                                                                               June 30,                          December 30,
                                                                                  2002                              2001
                                                                                -------                         ------------
                  Finished Goods                                                $ 96,470                        $  84,191
                  Work in Process                                                 36,825                           35,204
                  Raw Materials                                                   36,796                           48,854
                                                                               ---------                        ---------
                                                                                $170,091                        $ 168,249
                                                                                ========                        =========

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

U.S.

         Economic developments had caused a decline in demand for raised/access flooring, panel fabric and certain of the Company's other products. In order to better match the cost structure to the expected revenue base, the Company closed two raised/access flooring plants and one panel fabric plant, eliminated certain product lines, consolidated certain under-performing distribution locations and made other head-count reductions. A charge of approximately $28.8 million was recorded representing the reduction of carrying value of the related property and equipment, impairment of intangible assets and other costs to close these operations. Additionally, the Company recorded approximately $5.3 million of termination benefits associated with the facility closures and other head-count reductions.

Europe

         For several years up through 2001, the Company's European broadloom operations had negative returns. The softening global economy during 2001, and the events of September 11, 2001 (which severely impacted consumers of broadloom carpet in the hospitality, leisure and airline businesses) led management to conclude that positive returns from this operation were unlikely for the near future. As a result, the Company elected to divest of this operation. The Company also elected to consolidate certain production and administrative facilities throughout Europe. A charge of approximately $19.0 million was recorded representing the reduction of carrying value of the related property and equipment, impairment of intangible assets and other costs to close or dispose of these operations. Additionally, the Company recorded approximately $12.0 million of termination benefits associated with the facility closures.

         A summary of the restructuring activities is presented below:

                                                                                 U.S.         EUROPE        TOTAL
                                                                             ---------      ---------    ---------
                                                                                          (IN THOUSANDS)
    Facilities consolidation.............................................    $   5,889      $   8,685    $  14,574
    Workforce reduction..................................................        5,266         12,049       17,315
    Product rationalization..............................................       15,735          1,070       16,805
    Other impaired assets................................................        6,997          9,394       16,391
                                                                             ---------      ---------    ---------
                                                                             $  33,887      $  31,198    $  65,085
                                                                             =========      =========    =========

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

         The termination benefits of $17.3 million, primarily related to severance costs, are a result of aggregate reductions of approximately 838 employees. The staff reductions as originally planned were expected to be as follows:

                                                                                U.S.        EUROPE        TOTAL
    Manufacturing...............................................                  243         436          679
    Selling and administrative..................................                   62          97          159
                                                                                ------       ----         ----
                                                                                  305         533          838
                                                                                =====        ====         ====

         As a result of the restructuring, approximately 800 employees were terminated through June 30, 2002. The charge for termination benefits and other costs to exit activities incurred during 2001 was reflected as a separately stated charge against operating income. The Company believes the remaining provisions are adequate to complete the plan.

         The following table displays the activity within the accrued restructuring liability for the six-month period ended June 30, 2002:

Termination Benefits

                                                                                U.S.         EUROPE         TOTAL
                                                                             ---------     ---------     ---------
                                                                                          (IN THOUSANDS)
     Balance, at December 30, 2001..........................                 $   1,971     $   9,352     $  11,323
     Cash payments..........................................                    (1,854)       (9,352)      (11,206)
                                                                             ---------     ---------     ---------
     Balance, at June 30, 2002..............................                 $     117     $     ---     $     117
                                                                             =========     =========     =========

Other Costs to Exit Activities

                                                                                U.S.          EUROPE        TOTAL
                                                                             ----------    ----------    ----------
                                                                                          (IN THOUSANDS)
     Balance, at December 30, 2001..........................                 $    1,199    $    6,114    $    7,313
     Costs incurred.........................................                     (1,015)       (1,912)       (2,927)
                                                                             ----------    ----------    ----------
     Balance, at June 30, 2002..............................                 $      184    $    4,202    $    4,386
                                                                             ===========   ===========   ==========

NOTE 4 - EARNINGS PER SHARE AND DIVIDENDS

         Basic earnings per share is computed by dividing net income (or loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 50,098,000 shares and 49,920,000 shares outstanding for the six-month periods ended June 30, 2002 and July 1, 2001, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 50,098,000 shares and 50,739,000 shares outstanding for the six-month periods ended June 30, 2002 and July 1, 2001, respectively. During the first six months of 2002, there were vested, unexercised, in the money stock options for 2,642,000 shares. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

    The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

                                                                       (In Thousands Except Per Share Amounts)

For the Six-Month                                                                       Average Shares          Earnings
Period Ended                                                      Net Income             Outstanding            Per Share
-----------------                                                -------------            ----------          ------------
June 30, 2002                                                    $   (54,709)                 50,098           $   (1.09)
Effect of Dilution:
   Options                                                                --                      --                  --
                                                                 -----------              ----------           ---------
Diluted                                                          $   (54,709)                 50,098           $   (1.09)
                                                                 ===========              ==========           =========

July 1, 2001                                                     $     5,702                  49,920           $    0.11
Effect of Dilution:
   Options                                                                --                     819                  --
                                                                 -----------              ----------           ---------
Diluted                                                          $     5,702                  50,739           $    0.11
                                                                 ===========              ==========           =========

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

         The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures Summary information by segment follows:

                                                Floorcovering      Interior         Other (Includes
(in thousands)                                Products/Services     Fabrics     Architectural Products)    Total
--------------                                -----------------     -------     -----------------------    -----
Six Months Ended
June 30, 2002
    Net Sales                                    $ 355,792        $ 104,654            $ 14,572          $  475,018
    Depreciation and amortization                   10,223            5,357                 409              15,989
    Operating Income                                20,066            3,555                (954)             22,667
    Total Assets                                 $ 653,618        $ 250,027            $ 34,591          $  938,236

Six Months Ended
July 1, 2001
     Net Sales                                   $ 445,676        $ 109,573            $ 38,547          $  593,796
    Depreciation and amortization                   15,319            5,985                 938              22,242
    Operating Income                                23,088            5,107              (1,117)             27,078
    Total Assets                                 $ 769,304        $ 224,170            $ 67,449          $1,060,923

A reconciliation of the Company's total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

                                                                        Six Months Ended
(in thousands)
                                                       June 30, 2002                        July 1, 2001
                                                        -----------                         -------------
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization             $    15,989                         $     22,242
Corporate depreciation and amortization                       2,820                                2,815
                                                        -----------                         -------------

Reported depreciation and amortization                   $   18,809                         $     25,057
                                                        ===========                         =============

OPERATING INCOME
Total segment operating income                          $    22,667                         $     27,078
Corporate expenses and other reconciling amounts                 44                                1,449
                                                        -----------                         -------------

Reported operating income                               $    22,711                         $     28,527
                                                        ===========                         =============

ASSETS
Total segment assets                                      $ 938,236                           $1,060,923
Corporate assets and eliminations                           (27,965)                             (33,650)
                                                        -----------                           ----------

Reported total assets                                     $ 910,271                           $1,027,273
                                                        ===========                         =============

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

         On January 17, 2002, the Company also completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1st and August 1st beginning August 1st, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility. The Notes are guaranteed, jointly and severally, on an unsecured senior basis by certain of the Company's domestic subsidiaries. At any time prior to February 1, 2005, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more equity offerings at a redemption price in cash equal to 110 3/8% of the principal amount thereof, plus accrued interest at the redemption date. On June 17, 2002, the Company completed an exchange offer pursuant to which the Notes were exchanged for substantially similar notes registered under the Securities Act.

NOTE 7 - CHATHAM ENVIRONMENTAL ACCRUAL

         Two years ago, the Company acquired certain assets and assumed certain liabilities of the Chatham Manufacturing division ("Chatham") of CMI Industries, Inc. As part of the acquisition, the Company engaged environmental consultants to review potential environmental liabilities at all Chatham properties. Based on their review, the environmental consultants recommended certain environmental remedial actions, including groundwater monitoring, and estimated the costs thereof. Based upon the cost estimates provided by the environmental consultants, as of December 30, 2001, the Company estimated that the range of the net present value of reasonably predictable costs of groundwater monitoring and other remedial actions was between $7.9 million and $10.2 million.

         There have been two developments which have substantially reduced the estimated cost of environmental remediation associated with Chatham. First, during the quarter ended June 30, 2002, the Company assigned to the Town of Elkin, North Carolina, the Company's right and obligation to acquire from CMI Industries the wastewater treatment facility serving the Chatham properties (although, pursuant to the assignment agreement, the Company still has certain rights and obligations concerning environmental remediation at this site). Second, in conjunction with the aforementioned assignment, the Company determined that the wastewater treatment facility site should be eligible for remediation under the State of North Carolina's "brownfield" program, which generally requires a less stringent degree of remedial action. Subsequently, the State confirmed in writing the site's eligibility under the brownfield program.

         As a result, the Company now believes that the estimated range of the net present value of reasonably predictable costs of groundwater monitoring and other remedial actions at Chatham and the wastewater treatment facility is between $4.0 million and $6.3 million. As of December 30, 2001, the Company had accrued approximately $9.0 million, which at that time represented the best estimate available of the net present value of the costs of remedial actions discounted at 6%. In light of the developments described above, the accrual has been reduced to $5.1 million. The reduction of the accrual was recorded as a reduction of "other expense" in the Statement of Operations during the quarter ended June 30, 2002, as there was no goodwill associated with the Chatham acquisition.

NOTE 8 - WRITE-DOWN OF CERTAIN ASSETS

         In the second quarter of 2002, the Company concluded that certain assets (specifically, accounts receivable and inventory) of Interface Americas Re:Source Technologies, Inc., a subsidiary of the Company which produces adhesives and certain specialty chemicals, were overstated by approximately $3.9 million. As a result, the Company recorded an appropriate charge, which is included in the caption "other expense" in the Statement of Operations, in the second quarter to write down the carrying amount of those assets. The overstatement related to periods prior to the year 2000, and the Company currently is considering whether any such period should be adjusted rather than retaining the charge as taken in the period ended June 30, 2002.

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

                        INTERFACE, INC. AND SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                                               CONSOLIDATION
                                                            NON-           INTERFACE, INC.         AND
                                           GUARANTOR      GUARANTOR           (PARENT          ELIMINATION        CONSOLIDATED
                                          SUBSIDIARIES   SUBSIDIARIES       CORPORATION)         ENTRIES              TOTALS
                                          ------------   ------------      ------------         -------              ------
                                                                             (IN THOUSANDS)
Net sales                                  $ 393,554        $145,526            $      --       $ (64,062)     $ 475,018
Cost of sales                                303,026         100,195                   --         (64,062)       339,159
                                           ---------       ---------            ---------       ---------      ---------
Gross profit on sales                         90,528          45,331                   --              --        135,859
Selling, general and administrative
  expenses                                    69,829          32,771               10,548              --        113,148
                                           ---------       ---------            ---------       ---------      ---------
Operating income (loss)                       20,699          12,560              (10,548)                        22,711
Interest/Other expense                         8,279           1,991               11,452              --         21,722
                                           ---------       ---------            ---------       ---------      ---------
Income (loss) before taxes on income
  and equity in income of subsidiaries        12,420          10,569              (22,000)             --            989
Income tax (benefit) expense                   4,821           3,615               (8,118)             --            318
                                           ---------       ---------            ---------       ---------      ---------
Income (loss) before change in
  accounting principle                         7,599           6,954              (13,882)             --            671
Cumulative effect of change in
  accounting principle (net of tax)          (33,480)        (21,900)                  --              --        (55,380)
Equity in income (loss) of subsidiaries           --              --              (40,827)         40,827             --
                                           ---------       ---------            ---------       ---------      ---------
Net income (loss)                          $ (25,881)      $ (14,946)           $ (54,709)      $  40,827      $ (54,709)
                                           =========       =========            =========       =========      =========

                                  BALANCE SHEET

                                  JUNE 30, 2002

                                                                                               CONSOLIDATION
                                                                 NON-        INTERFACE, INC.        AND
                                             GUARANTOR       GUARANTOR           (PARENT        ELIMINATION          CONSOLIDATED
                                         SUBSIDIARIES        SUBSIDIARIES       CORPORATION)        ENTRIES               TOTALS
                                         ------------        ------------       ------------      -------               ------
                                                                          (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents              $   3,918        $   4,610            $  (6,271)        $      ---           $   2,257
  Accounts receivable                      115,038           67,649              (26,052)               ---             156,635
  Inventories                              114,842           55,249                 ---                 ---             170,091
  Prepaids and Deferred Tax Assets          10,651           10,875               26,264                ---              47,790
                                         ---------        ---------            ---------         ----------           ---------
     Total current assets                  244,449          138,383               (6,059)               ---             376,773
Property and equipment
   less accumulated depreciation           166,177           72,448               13,658                ---             252,283
Investment in subsidiaries                 133,136          (45,437)             830,048           (917,747)                ---
Goodwill                                   131,849           72,020                1,211                ---             205,080
Other assets                                 9,812           11,162               51,280                ---              72,254
                                         ---------        ---------            ---------         ----------           ---------
                                         $ 685,423        $ 248,576            $ 890,138         $ (917,747)          $ 906,390
                                         =========        =========            =========         ==========           =========
LIABILITIES AND COMMON
SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                       $  36,093        $  29,437            $     188         $      ---           $  65,718
  Accrued expenses                          27,932           42,155               21,835                ---              91,922
                                         ---------        ---------            ---------         ----------           ---------
     Total current liabilities              64,025           71,592               22,023                ---             157,640
Long-term debt, less
   current maturities                        6,420               82                  ---                ---               6,502
Senior notes and senior
subordinated                                   ---              ---              450,000                ---             450,000
   notes
Deferred income taxes/other                 15,343           (7,018)              17,945                ---              26,270
                                         ---------        ---------            ---------         ----------           ---------
     Total liabilities                                       64,656              489,968                ---             640,412
                                            85,788
Minority interests                                            4,710                  ---                ---               4,710
                                               ---
Redeemable preferred stock                  57,891              ---                  ---            (57,891)                ---
Common stock                                94,145          102,199                5,119           (196,344)              5,119
Additional paid-in capital                 191,411           12,525              220,141           (202,832)            221,245
Retained earnings                          257,304          138,331              183,216           (459,145)            119,706
Foreign currency translation adjustment     (1,116)         (62,784)              (8,306)            (1,535)            (73,741)
Minimum pension liability                       --          (11,061)                 ---                ---             (11,061)
                                         ---------        ---------            ---------         ----------           ---------
                                         $ 685,423        $ 248,576            $ 890,138         $ (917,747)          $ 906,390
                                         =========        =========            =========         ==========           =========

                             STATEMENT OF CASH FLOWS
                               FOR THE SIX MONTHS
                               ENDED JUNE 30, 2002

                                                                                                     CONSOLIDATION
                                                                 NON-            INTERFACE, INC.             AND
                                           GUARANTOR           GUARANTOR             (PARENT          ELIMINATION     CONSOLIDATED
                                          SUBSIDIARIES      SUBSIDIARIES          CORPORATION)          ENTRIES          TOTALS
                                          ------------      ------------          ------------          -------          ------
                                                                                (IN THOUSANDS)
  Net cash provided by (used for)
     operating activities                  $ 16,932           $  6,585            $  (9,919)            $    --         $  13,598
  Cash flows from investing activities:
     Purchase of plant and equipment        ( 6,529)               497                1,342                  --            (4,690)
     Other assets                            (1,603)               ---                 (231)                 --            (1,834)
                                           --------            -------            ---------             -------         ---------
  Net cash provided by (used for)
     investing activities                    (8,132)               497                1,111                  --            (6,524)
                                           --------            -------            ---------             -------         ---------
  Cash flows from financing activities:
     Net borrowings (repayments)             (8,882)            (9,406)            (157,118)                 --          (175,406)
     Proceeds from issuance of bonds            ---                ---              175,000                  --           175,000
     Refinancing costs                          ---                ---               (5,470)                 --            (5,470)
     Proceeds from issuance/
        repurchase of common stock              ---                ---                1,306                  --             1,306
     Cash dividends paid                        ---                ---               (1,532)                 --            (1,532)
                                           --------            -------            ---------             -------         ---------
  Net cash provided by (used for)
     financing activities                    (8,882)            (9,406)              12,186                  --            (6,102)
                                           --------            -------            ---------             -------         ---------
  Effect of exchange rate change
     on cash                                    480                 12                  ---                  --               492
                                           --------            -------            ---------             -------         ---------
  Net increase (decrease) in cash               398             (2,312)               3,378                  --             1,464
  Cash at beginning of period                 5,846              4,596               (9,649)                 --               793
                                           --------            -------            ---------             -------         ---------
  Cash at end of period                    $  6,244            $ 2,284            $  (6,271)            $    --         $   2,257
                                           ========            =======              =========           =======         =========

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

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

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires companies to identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires a transitional goodwill impairment test within six months from the date of adoption.

         The Company adopted the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. In the second quarter of 2002, we completed the transitional goodwill impairment test required by SFAS 142. We used an outside consultant to help prepare valuations of our reporting units in accordance with the new standard, and we compared those valuations with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, we considered past, present and future expected performance, and applied several methods of using those inputs to arrive at the valuations. The test showed goodwill impairment in three of our overseas reporting units and five of our Americas reporting units. In all cases, the impairment primarily was attributable to actual and currently-forecasted revenue and profitability for the reporting unit being lower (consistent with the industry-wide decline in carpet sales and related services) than that anticipated at the time of the acquisition of the reporting unit. The effect of this accounting change (an after-tax charge of $55.4 million, or $1.11 per diluted share) has been recorded as the cumulative effect of a change in accounting principle effective the first quarter of fiscal 2002, as required by SFAS 142. The charge had no cash effect, and, as required, is presented net of tax.

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

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on its financial statements.

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

General

         The Company's revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics, architectural products and other specialty products. During the six-month period ended June 30, 2002, the Company had revenues of $475.0 million, compared with revenues of $593.8 million in the comparable period last year. In the first six months of 2002, the Company's implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, entitled "Goodwill and Other Intangible Assets," resulted in a $55.4 million after-tax write-down, the equivalent of $1.11 per diluted share, primarily related to the impairment of goodwill. After the cumulative effect of SFAS No. 142, net loss for the six-month period ended June 30, 2002, was $54.7 million, or $(1.09) per diluted share. Excluding the cumulative effect of SFAS No. 142, income for the six-month period ended June 30, 2002, was $0.7 million, or $0.02 per diluted share, compared with net income of $5.7 million, or $0.11 per diluted share, in the comparable period last year.

Results of Operations

         For the three-month and six-month periods ended June 30, 2002, the Company's net sales decreased $46.7 million (16.3%) and $118.8 million (20.0%) compared with the same periods in 2001. The decreases were primarily attributable to (i) reduced corporate profits in general, which has led to decreased spending in the commercial interiors market; (ii) the decline of panel fabric sales to certain OEM furniture manufacturers as a result of reduced demand in the commercial interiors market; and (iii) reduced demand for steel panel products made by our raised/access flooring division.

         Cost of sales, as a percentage of net sales, remained even at 71.1% for the three-month period ended June 30, 2002, compared with 71.1% in the comparable period in 2001. The Company was able to maintain a stable percentage year-over-year for the three-month period, despite a 16.3% year-over-year decline in net sales. For the six-month period ended June 30, 2002, cost of sales, as a percentage of net sales, increased slightly to 71.4%, compared with 71.1% in the same period in 2001. The stability of the percentage during the three-month period, as well as the slight percentage increase for the six-month period, reflect primarily (i) the under-absorption of fixed manufacturing costs due to lower volume levels, (ii) a flux in our relative sales mix from products which have had traditionally higher margins to those with traditionally lower margins, and (iii) other manufacturing costs associated with scaling production to meet current demand levels. The current year percentages also were favorably affected by the benefits of the 2001 restructuring activities.

         Selling, general and administrative expenses, as a percentage of net sales, decreased to 23.8% and 23.8% for the three-month and six-month periods ended June 30, 2002, respectively, compared with 24.9% and 24.1% in the comparable periods in 2001. The percentage decrease primarily reflects benefits from the Company's 2001 restructuring activities, and also reflects an absolute dollar decrease in expenses compared with the same periods in 2001.

         For the three-month and six-month periods ended June 30, 2002, interest expense increased $1.6 million and $2.4 million, respectively, compared with the same periods in 2001, due primarily to the Company's issuance of Senior Notes in January 2002 and higher interest rates on the Company's revolving credit facility (see below).

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

         On January 17, 2002, the Company also completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1st and August 1st beginning August 1st, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility. On June 17, 2002, the Company completed an exchange offer pursuant to which the Notes were exchanged for substantially similar notes registered under the Securities Act.

         The Company's primary source of cash during the six months ended June 30, 2002 was $13.6 million from operating activities. The primary uses of cash during the six month period ended June 30, 2002 were (i) costs associated with the aforementioned issuance of 10.375% Senior Notes in January 2002, (ii) an increase in prepaid expenses, (iii) $4.7 million for additions to property and equipment in the Company's manufacturing facilities, and (iv) $1.5 million for the payment of dividends on outstanding common stock. Management believes that cash provided by operations and long-term loan commitments (including the issue of senior notes) will provide adequate funds for current commitments and other requirements in the foreseeable future; however, certain factors could affect the Company's free cash flow, including, but not limited to, the following factors discussed under the heading "Safe Harbor Compliance Statement for Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001: "Sales of our principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings," "Our substantial international operations are subject to various political, economic and other uncertainties," "Large increases in the cost of petroleum-based raw materials, which we are unable to pass through to our customers, could adversely affect us," and "Unanticipated termination or interruption of our arrangement with our primary third-party supplier of synthetic fiber could have a material adverse effect on us."

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

         At June 30, 2002, the Company had utilized interest rate swap agreements to effectively convert approximately $150 million of fixed rate debt into variable rate debt. The Company anticipates that for the remainder of fiscal 2002 it will not utilize swap agreements or other derivative financial instruments to convert variable rate to fixed rate debt, or vice versa.

         Foreign Currency Exchange Market Risk Exposure. A significant portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the U.S., Canada, England, Northern Ireland, the Netherlands, Australia and Thailand, and sells its products in more than 100 countries. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht, and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice-versa. Additionally, to the extent the Company's foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the U.S., exchange rate changes between two foreign currencies could ultimately impact the Company. Finally, because the Company reports in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations can have a translation impact on the Company's financial position.

         To mitigate the short-term effect of changes in currency exchange rates on the Company's sales denominated in foreign currencies, the Company regularly hedges by entering into currency swap contracts to hedge certain firm sales commitments denominated in foreign currencies. In these currency swap agreements, the Company and a counterparty financial institution exchange equal initial principal amounts of two currencies at the spot exchange rate. Over the term of the swap contract, the Company and the counterparty exchange interest payments in their swapped currencies. At maturity, the principal amount is re-swapped, at the contractual exchange rate.

         The Company, as of June 30, 2002, recognized a $13.2 million increase in its foreign currency translation adjustment account compared to December 30, 2001, primarily because of the weakening of the U.S. dollar against the euro.

         Sensitivity Analysis. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company's market sensitive instruments.

         To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at June 30, 2002. The market values that result from these computations are compared with the market values of these financial instruments at June 30, 2002. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

         As of June 30, 2002, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company's fixed rate long-term debt would be impacted by a net decrease of $8.3 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company's fixed rate long-term debt of $9.2 million. At December 30, 2001, a 150 basis point movement would have resulted in the same approximate changes.

         As of June 30, 2002, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the Company's financial instruments of $6.7 million or an increase in the fair value of the Company's financial instruments of $6.7 million. At December 30, 2001, a 10% movement would have resulted in the same changes. As the impact of offsetting changes in the fair market value of the Company's net foreign investments is not included in the sensitivity model, these results are not indicative of the Company's actual exposure to foreign currency exchange risk.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its annual meeting of shareholders on May 21, 2002.

         (b)      Not applicable.

         (c) The matters considered at the annual meeting, and the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, relating to each matter, are as follows:

                           Election of the following directors:

                                    Class A                                 For                   Withheld
                                    -----------------------                 ----------           ----------
                                    Dianne Dillon-Ridgley                   36,957,165           1,944,801
                                    June M. Henton                          36,970,389           1,931,577
                                    Christopher G. Kennedy                  36,934,211           1,967,755
                                    James B. Miller, Jr.                    36,630,137           2,271,829
                                    Thomas R. Oliver                        36,941,587           1,960,379

                                    Class B                                 For                   Withheld
                                    --------------------------              ----------            --------
                                    Ray C. Anderson                         5,307,334                0
                                    Carl I. Gable                           5,307,334                0
                                    Daniel T. Hendrix                       5,307,334                0
                                    J. Smith Lanier, II                     5,307,334                0
                                    Leonard G. Saulter                      5,307,334                0
                                    Clarinus C. Th. van Andel               5,307,334                0

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

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTERFACE, INC.



Date: August 14, 2002                  By: /s/  Patrick C. Lynch
                                          --------------------------------------
                                          Patrick C. Lynch
                                          Vice President
                                          (Principal Financial Officer)