Form 10-Q/A
period 2002-06-30
INTERFACE INC
filed 2002-08-16
CIK 715787

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

                        INTERFACE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               THREE                           SIX
                                                                               MONTHS                         MONTHS
                                                                                ENDED                         ENDED
                                                                       -----------------------       -------------------------
                                                                       JUNE 30,        JULY 1,       JUNE 30,          JULY 1,
                                                                         2002           2001            2002            2001
                                                                       --------       --------       ---------        --------
NET SALES                                                              $240,593       $287,285       $ 475,018        $593,796
Cost of Sales                                                           171,075        204,387         339,159         421,980
                                                                       --------       --------       ---------        --------
GROSS PROFIT ON SALES                                                    69,518         82,898         135,859         171,816
Selling, General and Administrative Expenses                             57,283         71,476         113,148         143,289
                                                                       --------       --------       ---------        --------
OPERATING INCOME                                                         12,235         11,422          22,711          28,527
Interest Expense                                                         10,848          9,298          21,223          18,862
Other Expense                                                               190              2             499             275
                                                                       --------       --------       ---------        --------
INCOME BEFORE TAXES ON INCOME                                             1,197          2,122             989           9,390
Income Tax Expense                                                          420            850             318           3,688
                                                                       --------       --------       ---------        --------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                777          1,272             671           5,702
Cumulative Effect of Change in Accounting Principle (net of tax)             --             --         (55,380)             --
                                                                       --------       --------       ---------        --------
NET INCOME (LOSS)                                                      $    777       $  1,272       $ (54,709)       $  5,702
                                                                       ========       ========       =========        ========
Basic Earnings (Loss) Per Share                                        $    .02       $    .03       $   (1.09)       $    .11
                                                                       ========       ========       =========        ========
DILUTED EARNINGS (LOSS) PER SHARE                                      $    .02       $    .03       $   (1.09)       $    .11
                                                                       ========       ========       =========        ========
Average Shares Outstanding -- Basic                                      50,158         49,822          50,098          49,920
                                                                       ========       ========       =========        ========
Average Shares Outstanding -- Diluted                                    51,404         50,471          50,098          50,739
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

Segment Disclosures Summary information by segment follows:

                                                Floorcovering      Interior         Other (Includes
(in thousands)                                Products/Services     Fabrics     Architectural Products)    Total
--------------                                -----------------     -------     -----------------------    -----
Six Months Ended
June 30, 2002
    Net Sales                                    $ 355,792        $ 104,654            $ 14,572          $  475,018
    Depreciation and amortization                   10,223            5,357                 409              15,989
    Operating Income                                20,066            3,555                (954)             22,667
    Total Assets                                 $ 649,737        $ 250,027            $ 34,591          $  934,355

Six Months Ended
July 1, 2001
     Net Sales                                   $ 445,676        $ 109,573            $ 38,547          $  593,796
    Depreciation and amortization                   15,319            5,985                 938              22,242
    Operating Income                                23,088            5,107              (1,117)             27,078
    Total Assets                                 $ 769,304        $ 224,170            $ 67,449          $1,060,923

A reconciliation of the Company's total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

                                                                        Six Months Ended
(in thousands)
                                                       June 30, 2002                        July 1, 2001
                                                        -----------                         -------------
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization             $    15,989                         $     22,242
Corporate depreciation and amortization                       2,820                                2,815
                                                        -----------                         -------------

Reported depreciation and amortization                   $   18,809                         $     25,057
                                                        ===========                         =============

OPERATING INCOME
Total segment operating income                          $    22,667                         $     27,078
Corporate expenses and other reconciling amounts                 44                                1,449
                                                        -----------                         -------------

Reported operating income                               $    22,711                         $     28,527
                                                        ===========                         =============

ASSETS
Total segment assets                                      $ 934,355                           $1,060,923
Corporate assets and eliminations                           (27,965)                             (33,650)
                                                        -----------                           ----------

Reported total assets                                     $ 906,390                           $1,027,273
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



                                       INTERFACE, INC.



Date: August 16, 2002                  By: /s/  Patrick C. Lynch
                                          --------------------------------------
                                          Patrick C. Lynch
                                          Vice President
                                          (Principal Financial Officer)