Form 10-Q
period 2002-09-29
INTERFACE INC
filed 2002-11-13
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 29, 2002

Commission File Number 0-12016

INTERFACE, INC.

(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-1451243 (I.R.S. Employer Identification No.)

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

Shares outstanding of each of the registrant’s classes of common stock at November 4, 2002:

Class	Number of Shares

Class A Common Stock, $.10 par value per share	44,065,070
Class B Common Stock, $.10 par value per share	7,132,357

INTERFACE, INC.

PART I — FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 29,	DECEMBER 30,
	2002	2001

	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$17,630	$793
Accounts Receivable	152,985	161,070
Inventories	157,951	168,249
Prepaid Expenses	24,057	31,018
Deferred Tax Asset	16,676	17,640

TOTAL CURRENT ASSETS	369,299	378,770

PROPERTY AND EQUIPMENT, less accumulated depreciation	249,366	260,327
GOODWILL	206,468	251,874
OTHER ASSETS	68,922	63,783

	$894,055	$954,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$61,242	$65,805
Accrued Expenses	90,269	100,566
Current Maturities of Long-Term Debt	0	1,667

TOTAL CURRENT LIABILITIES	151,511	168,038

LONG-TERM DEBT, less current maturities	6,506	178,327
SENIOR NOTES	325,000	150,000
SENIOR SUBORDINATED NOTES	120,000	125,000
DEFERRED INCOME TAXES and OTHER	26,312	26,474

TOTAL LIABILITIES	629,329	647,839

Minority Interest	4,779	4,440

SHAREHOLDERS’ EQUITY:
Common Stock	5,119	5,082
Additional Paid-In Capital	221,712	219,490
Retained Earnings	116,187	175,940
Accumulated Other Comprehensive Income - Foreign Currency Translation	(72,010)	(86,976)
Minimum pension liability	(11,061)	(11,061)

TOTAL SHAREHOLDERS’ EQUITY	259,947	302,475

	$894,055	$954,754

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE		NINE
	MONTHS		MONTHS
	ENDED		ENDED

	SEPTEMBER 29,	SEPTEMBER 30,	SEPTEMBER 29,	SEPTEMBER 30,
	2002	2001	2002	2001

NET SALES	$235,357	$263,108	$710,375	$856,904
Cost of Sales	171,565	188,583	510,724	610,563

GROSS PROFIT ON SALES	63,792	74,525	199,651	246,341
Selling, General and Administrative Expenses	57,788	63,847	170,936	207,136
Restructuring Charge	—	62,151	—	62,151

OPERATING INCOME (LOSS)	6,004	(51,473)	28,715	(22,946)
Interest Expense	10,665	9,243	31,888	28,105
Other Expense	0	281	499	556

INCOME (LOSS) BEFORE TAXES ON INCOME	(4,661)	(60,997)	(3,672)	(51,607)
Income Tax Expense	(1,912)	(19,695)	(1,594)	(16,007)

INCOME (LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE	(2,749)	(41,302)	(2,078)	(35,600)
Cumulative Effect of Change in Accounting Principle (net of tax)	—	—	(55,380)	—

NET INCOME (LOSS)	$(2,749)	$(41,302)	$(57,458)	$(35,600)

BASIC AND DILUTED LOSS PER SHARE:
Loss Per Share Before Change in Accounting Principle	$(0.05)	$(0.83)	$(0.04)	$(0.71)
Cumulative Effect of Change in Accounting Principle (Per Share)	—	—	(1.11)	—
Net Loss Per Share	$(0.05)	$(0.83)	$(1.15)	$(0.71)

Common Shares Outstanding — Basic	50,251	49,758	50,148	49,892

Common Shares Outstanding — Diluted	50,251	49,758	50,148	49,892

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE		NINE
	MONTHS		MONTHS
	ENDED		ENDED

	SEPTEMBER 29,	SEPTEMBER 30,	SEPTEMBER 29,	SEPTEMBER 30,
	2002	2001	2002	2001

Net Income (Loss)	$(2,749)	$(41,302)	$(57,458)	$(35,600)
Other Comprehensive Income, Foreign Currency Translation Adjustment	1,731	6,733	14,966	(9,617)

Comprehensive Income (Loss)	$(1,018)	$(34,569)	$(42,492)	$(45,217)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE
	MONTHS
	ENDED

	SEPTEMBER 29,	SEPTEMBER 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:	$38,738	$5,847

INVESTING ACTIVITIES:
Capital expenditures	(8,510)	(24,542)
Other	(2,205)	(12,337)

	(10,715)	(36,879)

FINANCING ACTIVITIES:
Net borrowing (reduction) of long-term debt	(175,406)	34,329
Proceeds from issuance of bonds	175,000	—
Refinancing costs	(5,484)	—
Proceeds from issuance of common stock	1,331	—
Issuance/Repurchase of common stock	—	(2,094)
Repurchase of senior subordinated notes	(5,000)	—
Dividends paid	(2,300)	(6,866)

	(11,859)	25,369

Net cash provided by (used for) operating, investing and financing activities	16,164	(5,663)
Effect of exchange rate changes on cash	673	(644)

CASH AND CASH EQUIVALENTS:
Net change during the period	16,837	(6,307)
Balance at beginning of period	793	7,861

Balance at end of period	$17,630	$1,554

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — CONDENSED FOOTNOTES

     As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to the Company’s year-end financial statements contained in its Annual Report on Form 10-K for the fiscal year ended December 30, 2001, as filed with the Commission.

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

NOTE 2 — INVENTORIES

     Inventories are summarized as follows:

	(In thousands)
	September 29,	December 30,
	2002	2001

Finished Goods	$90,702	$84,191
Work in Process	34,455	35,204
Raw Materials	32,794	48,854

	$157,951	$168,249

NOTE 3 — RESTRUCTURING CHARGES

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

U.S.

     Economic developments had caused a decline in demand for raised/access flooring, panel fabric and certain of the Company’s other products. In order to better match the cost structure to the expected revenue base, the Company closed two raised/access flooring plants and one panel fabric plant, eliminated certain product lines, consolidated certain under-performing distribution locations and made other head-count reductions. A charge of approximately $28.8 million was recorded representing the reduction of carrying value of the related property and equipment, impairment of intangible assets and other costs to close these operations. Additionally, the Company recorded approximately $5.3 million of termination benefits associated with the facility closures and other head-count reductions.

Europe

     For several years up through 2001, the Company’s European broadloom operations had negative returns. The softening global economy during 2001, and the events of September 11, 2001 (which severely impacted consumers of broadloom carpet in the hospitality, leisure and airline businesses) led management to conclude that positive returns from this operation were unlikely for the near future. As a result, the Company elected to divest of these assets. The Company also elected to consolidate certain production and administrative facilities throughout Europe. A charge of approximately $19.0 million was recorded representing the reduction of carrying value of the related property and equipment, impairment of intangible assets and other costs to close or dispose of these operations. Additionally, the Company recorded approximately $12.0 million of termination benefits associated with the facility closures.

     A summary of the restructuring activities is presented below:

	U.S.	EUROPE	TOTAL

	(IN THOUSANDS)
Facilities consolidation	$5,889	$8,685	$14,574
Workforce reduction	5,266	12,049	17,315
Product rationalization	15,735	1,070	16,805
Other impaired assets	6,997	9,394	16,391

	$33,887	$31,198	$65,085

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

     The termination benefits of $17.3 million, primarily related to severance costs, are a result of aggregate reductions of approximately 838 employees. The staff reductions as originally planned were expected to be as follows:

	U.S.	EUROPE	TOTAL

Manufacturing	243	436	679
Selling and administrative	62	97	159

	305	533	838

     As a result of the restructuring, approximately 800 employees were terminated through September 29, 2002. The charge for termination benefits and other costs to exit activities incurred during 2001 was reflected as a separately stated charge against operating income. The Company believes the remaining provisions are adequate to complete the plan.

     The following table displays the activity within the accrued restructuring liability for the nine-month period ended September 29, 2002:

Termination Benefits

	U.S.	EUROPE	TOTAL

	(IN THOUSANDS)
Balance, at December 30, 2001	$1,971	$9,352	$11,323
Cash payments	(1,927)	(9,352)	(11,279)

Balance, at September 29, 2002	$44	$—	$44

Other Costs to Exit Activities

	U.S.	EUROPE	TOTAL

	(IN THOUSANDS)
Balance, at December 30, 2001	$1,199	$6,114	$7,313
Costs incurred	(1,015)	(3,791)	(4,806)

Balance, at September 29, 2002	$184	$2,323	$2,507

Additional Restructuring Plans

     The Company plans to further rationalize manufacturing operations in its fabrics division, and further reduce its work force in both U.S. and international operations, beginning in the fourth quarter of fiscal 2002. This initiative is expected to generate more than $20 million per year in cost savings and reduce headcount by approximately 300 employees. In connection with these activities, the Company expects to incur a pre-tax restructuring charge of approximately $18 million. The restructuring charge will be comprised of approximately $8 million of cash expenditures primarily for severance benefits, and approximately $10 million of non-cash charges, primarily for the write-down of the carrying value and disposal of certain manufacturing assets, including buildings and equipment. The Company anticipates that the restructuring will be completed by the end of the second quarter 2003.

NOTE 4 — EARNINGS PER SHARE AND DIVIDENDS

     Basic earnings per share is computed by dividing net income (or loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings per share has been computed based upon 50,148,000 shares and 49,892,000 shares outstanding for the nine-month periods ended September 29, 2002 and September 30, 2001, respectively. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Diluted earnings per share has been computed based upon 50,148,000 shares and 49,892,000 shares outstanding for the nine-month periods ended September 29, 2002 and September 30, 2001, respectively. During the first nine months of 2002, there were vested, unexercised, in the money stock options for 2,592,000 shares. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

     The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

	(In Thousands Except Per Share Amounts)
For the Nine-Month		Average Shares	Earnings
Period Ended	Net Income	Outstanding	Per Share

September 29, 2002	$(57,458)	50,148	$(1.15)
Effect of Dilution:
Options	—	—	—

Diluted	$(57,458)	50,148	$(1.15)

September 30, 2001	$(35,600)	49,892	$(0.71)
Effect of Dilution:
Options	—	—	—

Diluted	$(35,600)	49,892	$(0.71)

NOTE 5 — SEGMENT INFORMATION

     Based on the quantitative thresholds specified in Statement of Financial Accounting Standards (SFAS) No. 131, the Company has determined that it has two reportable segments: Floorcovering Products/Services and Interior Fabrics. The Floorcovering Products/Services segment manufactures, installs and services commercial modular and broadloom carpet, and the Interior Fabrics segment manufactures panel and upholstery fabrics.

     The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

	Floorcovering	Interior	Other (Includes
(in thousands)	Products/Services	Fabrics	Architectural Products)	Total

Nine Months Ended September 29, 2002
Net Sales	$536,365	$155,122	$18,888	$710,375
Depreciation and amortization	15,037	8,200	654	23,891
Operating Income	28,475	2,687	(2,447)	28,715
Total Assets	$656,272	$245,387	$27,483	$929,142

Nine Months Ended September 30, 2001
Net Sales	$647,625	$158,988	$50,291	$856,904
Depreciation and amortization	22,515	8,652	1,454	32,621
Operating Income	(20,578)	2,992	(3,921)	(21,507)
Total Assets	$764,685	$219,689	$66,350	$1,050,724

A reconciliation of the Company’s total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

	Nine Months Ended

(in thousands)	September 29, 2002	September 30, 2001

DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$23,891	$32,621
Corporate depreciation and amortization	3,920	4,219

Reported depreciation and amortization	$27,811	$36,840

OPERATING INCOME (LOSS)
Total segment operating income (loss)	$28,715	$(21,507)
Corporate expenses and other reconciling amounts	—	(1,439)

Reported operating income	$28,715	$(22,946)

ASSETS
Total segment assets	$929,142	$1,050,724
Corporate assets and eliminations	(35,087)	(50,888)

Reported total assets	$894,055	$999,836

NOTE 6 — LONG-TERM DEBT

     On January 17, 2002, the Company amended and restated its revolving credit facility. The amendment and restatement, among other things, substituted certain lenders, changed certain covenants, and reduced the maximum borrowing amount to $100 million. In connection with the amendment and restatement of the facility, the Company issued the 10.375% Senior Notes discussed below. The amended facility matures May 15, 2005, subject to a possible extension of that maturity date to January 17, 2007 if the Company meets certain conditions relating to the repayment of long-term debt. Interest is charged at varying rates based on the Company’s ability to meet certain performance criteria.

     On January 17, 2002, the Company also completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1 and August 1 (interest payments began August 1, 2002). Proceeds from the issuance of these Notes were used to pay down the revolving credit facility. The Notes are guaranteed, jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. At any time prior to February 1, 2005, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more equity offerings at a redemption price in cash equal to
110 3/8% of the principal amount thereof, plus accrued interest at the redemption date. On June 17, 2002, the Company completed an exchange offer pursuant to which the Notes were exchanged for substantially similar notes registered under the Securities Act.

NOTE 7 — CHATHAM ENVIRONMENTAL ACCRUAL

     Two years ago, the Company acquired certain assets and assumed certain liabilities of the Chatham Manufacturing division (“Chatham”) of CMI Industries, Inc. As part of the acquisition, the Company engaged environmental consultants to review potential environmental liabilities at all Chatham properties. Based on their review, the environmental consultants recommended certain environmental remedial actions, including groundwater monitoring, and estimated the costs thereof. Based upon the cost estimates provided by the environmental consultants, as of December 30, 2001, the Company estimated that the range of the net present value of reasonably predictable costs of groundwater monitoring and other remedial actions was between $7.9 million and $10.2 million.

     There have been two developments which have substantially reduced the estimated cost of environmental remediation associated with Chatham. First, during the quarter ended June 30, 2002, the Company assigned to the Town of Elkin, North Carolina, the Company’s right and obligation to acquire from CMI Industries the wastewater treatment facility serving the Chatham properties (although, pursuant to the assignment agreement, the Company still has certain rights and obligations concerning environmental remediation at this site). Second, in conjunction with the aforementioned assignment, the Company determined that the wastewater treatment facility site should be eligible for remediation under the State of North Carolina’s “brownfield” program, which generally requires a less stringent degree of remedial action. Subsequently, the State confirmed in writing the site’s eligibility under the brownfield program.

     As a result, the Company now believes that the estimated range of the net present value of reasonably predictable costs of groundwater monitoring and other remedial actions at Chatham and the wastewater treatment facility is between $4.0 million and $6.3 million. As of December 30, 2001, the Company had accrued approximately $9.0 million, which at that time represented the best estimate available of the net present value of the costs of remedial actions discounted at 6%. In light of the developments described above, the accrual has been reduced to $5.1 million. The reduction of the accrual was recorded as a reduction of “other expense” in the Statement of Operations during the quarter ended June 30, 2002, as there was no goodwill associated with the Chatham acquisition.

NOTE 8 — WRITE-DOWN OF CERTAIN ASSETS

     In the second quarter of 2002, the Company concluded that certain assets (specifically, accounts receivable and inventory) of Interface Americas Re:Source Technologies, Inc., a subsidiary of the Company which produces adhesives and certain specialty chemicals, were overstated by approximately $3.9 million. As a result, the Company recorded an appropriate charge, which is included in the caption “other expense” in the Statement of Operations, in the second quarter of 2002 to write down the carrying amount of those assets. The overstatement related to periods prior to the year 2000, and the Company currently is considering whether any such period should be adjusted rather than retaining the charge as taken in the period ended June 30, 2002.

NOTE 9 — SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

     The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 10.375% senior notes due 2010, its 7.3% senior notes due 2008, and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

STATEMENT OF INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2002

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

	(IN THOUSANDS)
Net sales	$589,034	$220,961	$—	$(99,620)	$710,375
Cost of sales	457,217	153,127	—	(99,620)	510,724

Gross profit on sales	131,817	67,834	—	—	199,651
Selling, general and administrative expenses	104,971	49,738	16,227	—	170,936

Operating income (loss)	26,846	18,096	(16,227)	—	28,715
Interest/Other expense	11,608	4,828	15,951	—	32,387

Income (loss) before taxes on income and equity in income of subsidiaries	15,238	13,268	(32,178)	—	(3,672)
Income tax (benefit) expense	5,791	4,075	(11,460)	—	(1,594)

Income (loss) before change in accounting principle	9,447	9,193	(20,718)	—	(2,078)
Cumulative effect of change in accounting principle (net of tax)	(32,452)	(21,900)	(1,028)	—	(55,380)
Equity in income (loss) of subsidiaries	—	—	(35,711)	35,711	—

Net income (loss)	$(23,005)	$(12,707)	$(57,457)	$35,711	$(57,458)

BALANCE SHEET
SEPTEMBER 29, 2002

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$3,566	$5,623	$8,441	$—	$17,630
Accounts receivable	113,819	65,029	(25,863)	—	152,985
Inventories	111,572	46,379	—	—	157,951
Prepaids and Deferred Tax Assets	8,228	16,115	16,390	—	40,733

Total current assets	237,185	133,146	(1,032)	—	369,299

Property and equipment less accumulated depreciation	164,017	72,530	12,819	—	249,366
Investment in subsidiaries	145,659	(55,442)	813,092	(903,309)	—
Goodwill	134,720	73,407	(1,659)	—	206,468
Other assets	9,453	10,109	49,360	—	68,922

	$691,034	$233,750	$872,580	$(903,309)	$894,055

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,262	$23,581	$2,399	$—	$61,242
Accrued expenses	31,016	44,419	14,834	—	90,269

Total current liabilities	66,278	68,000	17,233	—	151,511

Long-term debt, less current maturities	6,442	64	—	—	6,506
Senior notes and senior subordinated notes	—	—	445,000	—	445,000
Deferred income taxes/other	15,678	(7,312)	17,946	—	26,312

Total liabilities	88,398	60,752	480,179	—	629,329

Minority interests	—	4,779	—	—	4,779
Redeemable preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,119	(196,344)	5,119
Additional paid-in capital	191,411	12,525	220,141	(202,365)	221,712
Retained earnings	260,180	125,624	175,352	(444,969)	116,187
Foreign currency translation adjustment	(991)	(61,068)	(8,211)	(1,740)	(72,010)
Minimum pension liability	—	(11,061)	—	—	(11,061)

	$691,034	$233,750	$872,580	$(903,309)	$894,055

STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS
ENDED SEPTEMBER 29, 2002

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$29,059	$20,028	$(10,349)	$—	$38,738
Cash flows from investing activities:
Purchase of plant and equipment	(9,281)	(744)	1,515	—	(8,510)
Other assets	(983)	(488)	(734)	—	(2,205)

Net cash provided by (used for) investing activities	(10,264)	(1,232)	781	—	(10,715)

Cash flows from financing activities:
Net borrowings (repayments)	(21,748)	(17,769)	(135,889)	—	(175,406)
Proceeds from issuance of bonds	—	—	175,000	—	175,000
Refinancing costs	—	—	(5,484)	—	(5,484)
Proceeds from issuance/ repurchase of common stock	—	—	1,331	—	1,331
Repurchase of senior subordinated notes	—	—	(5,000)	—	(5,000)
Cash dividends paid	—	—	(2,300)	—	(2,300)

Net cash provided by (used for) financing activities	(21,748)	(17,769)	27,658	—	(11,859)

Effect of exchange rate change on cash	673	—	—	—	673

Net increase (decrease) in cash	(2,280)	1,027	18,090	—	16,837
Cash at beginning of period	5,846	4,596	(9,649)	—	793

Cash at end of period	$3,566	$5,623	$8,441	$—	$17,630

NOTE 10 — NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations. SFAS 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and to purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, the reclassification of the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. We are in the process of evaluating the impact this standard will have on our financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We are in the process of evaluating the impact this standard will have on our financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will not have a current impact on our consolidated financial statements.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We currently anticipate that adoption of this statement will not have a material impact on our financial statements.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Safe Harbor Compliance Statement for Forward-Looking Statements” included in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, which discussion is hereby incorporated by reference, including but not limited to the discussion of specific risks and uncertainties under the headings “We compete with a large number of manufacturers in the highly competitive commercial floorcovering products market, and some of these competitors have greater financial resources than we do,” “Sales of our principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings,” “Our continued success depends significantly upon the efforts, abilities and continued service of our senior management executives and our design consultants,” “Our substantial international operations are subject to various political, economic and other uncertainties,” “Our Chairman, together with other insiders, currently has sufficient voting power to elect a majority of our Board of Directors,” “Large increases in the cost of petroleum-based raw materials, which we are unable to pass through to our customers, could adversely affect us,” “Unanticipated termination or interruption of our arrangement with our primary third-party supplier of synthetic fiber could have a material adverse effect on us,” “Our Rights Agreement, which is triggered if a third party acquires beneficial ownership of 15% or more of our common stock without our consent, could discourage tender offers or other transactions that could result in shareholders receiving a premium over the market price for our stock.” The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

     The Company’s revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics, architectural products and other specialty products. During the nine-month period ended September 29, 2002, the Company had revenues of $710.4 million, compared with revenues of $856.9 million in the comparable period last year. In the first nine months of 2002, the Company’s implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, entitled “Goodwill and Other Intangible Assets,” resulted in a $55.4 million after-tax write-down, the equivalent of $1.11 per diluted share, primarily related to the impairment of goodwill. After the cumulative effect of SFAS No. 142, net loss for the nine-month period ended September 29, 2002, was $57.5 million, or $(1.15) per diluted share. Excluding the cumulative effect of SFAS No. 142, net loss for the nine-month period ended September 29, 2002, was $2.1 million, or $(0.04) per diluted share, compared with net loss (after giving effect to the third quarter 2001 restructuring charge) of $35.6 million, or $(0.71) per diluted share, in the comparable period last year. Excluding the third quarter 2001 restructuring charge, net income for the first nine months of 2001 was $6.4 million, or $0.13 per diluted share.

Results of Operations

     For the three-month and nine-month periods ended September 29, 2002, the Company’s net sales decreased $27.8 million (10.6%) and $146.5 million (17.1%), respectively, compared with the same periods in 2001. The decreases were primarily attributable to (i) reduced corporate profits in general, which has led to decreased spending in the commercial interiors market; (ii) the decline of panel fabric sales to certain OEM furniture manufacturers as a result of reduced demand in the commercial interiors market; and (iii) reduced demand for steel panel products made by our raised/access flooring division. The decreases were offset somewhat by (i) our U.S. carpet tile operations, which had strong sales volumes during the third quarter of 2002, and (ii) progress on our market segmentation strategy, whereby we are enhancing our efforts to penetrate relatively untapped segments.

     Cost of sales, as a percentage of net sales, increased slightly to 72.9% for the three-month period ended September 29, 2002, compared with 71.7% in the comparable period in 2001. For the nine-month period ended September 29, 2002, cost of sales, as a percentage of net sales, increased slightly to 71.9%, compared with 71.3% in the same period in 2001. The slight percentage increases for both the three-month and the nine-month periods, reflect primarily (i) the under-absorption of fixed manufacturing costs due to lower sales volume and targeted inventory reductions, (ii) a fluctuation in our relative sales mix from products which have had traditionally higher margins to those with traditionally lower margins, and (iii) other manufacturing costs associated with scaling production to meet current demand levels. The current year percentages were favorably affected by the benefits of the 2001 restructuring activities.

     Selling, general and administrative expenses, as a percentage of net sales, increased slightly to 24.6% for the three-month period ended September 29, 2002, compared with 24.3% in the comparable period in 2001, primarily due to lower overall sales volume during the third quarter of this year. For the nine-month period ended September 29, 2002, selling, general and administrative expenses, as a percentage of net sales, remained relatively even at 24.1%, compared with 24.2% in the comparable period in 2001. In absolute dollars, selling, general and administrative expenses declined $6.1 million and $36.2 million for the three-month and nine-month periods ended September 29, 2002, respectively, compared with the same periods in 2001.

     For the three-month and nine-month periods ended September 29, 2002, interest expense increased $1.4 million and $3.8 million, respectively, compared with the same periods in 2001, due primarily to the Company’s issuance of Senior Notes in January 2002 and higher interest rates on the Company’s revolving credit facility (see below).

Liquidity and Capital Resources

     At September 29, 2002, the Company had $17.6 million in cash, and had $85.9 million of available borrowing capacity under its revolving credit facility subject to continued compliance with its covenants ($14.1 million in letters of credit was outstanding under the credit facility as of September 29, 2002).

     The Company’s primary source of cash during the nine months ended September 29, 2002 was $38.7 million from operating activities, consisting in part of (i) $12.3 million from reductions in accounts receivable, and (ii) $13.3 million from reductions in total inventory. The primary uses of cash during the nine-month period ended September 29, 2002 were (i) $5.5 million of costs associated with the aforementioned issuance of 10.375% Senior Notes and the amendment and restatement of the revolving credit facility in January 2002, (ii) $8.5 million for additions to property and equipment in the Company’s manufacturing facilities, (iii) $2.3 million for the payment of dividends on outstanding common stock, and (iv) $5.0 million for the repurchase of senior subordinated debt. Management believes that cash provided by operations and long-term loan commitments (assuming consummation of the expected amendment to the revolving credit facility described below) will provide adequate funds for current commitments and other requirements in the foreseeable future; however, certain factors could affect the Company’s free cash flow, including, but not limited to, the following factors discussed under the heading “Safe Harbor Compliance Statement for Forward-Looking Statements” in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001: “Sales of our principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings,” “Our substantial international operations are subject to various political, economic and other uncertainties,” “Large increases in the cost of petroleum-based raw materials, which we are unable to pass through to our customers, could adversely affect us,” and “Unanticipated termination or interruption of our arrangement with our primary third-party supplier of synthetic fiber could have a material adverse effect on us.”

     On January 17, 2002, the Company amended and restated its revolving credit facility. The amendment and restatement, among other things, substituted certain lenders, changed certain covenants, and reduced the maximum borrowing amount to $100 million. In connection with the amendment and restatement of the facility, the Company issued the 10.375% Senior Notes discussed below. The amended facility matures May 15, 2005, subject to a possible extension of that maturity date to January 17, 2007 if the Company meets certain conditions relating to the repayment of long-term debt. Interest is charged at varying rates based on the Company’s ability to meet certain performance criteria.

     While the Company has failed to comply with certain covenants contained in its revolving credit facility that required it to maintain a specified interest coverage ratio and restricted its ability to make certain payments, the Company has obtained from the lenders under that facility a waiver therefrom until December 2, 2002. The Company expects that it will consummate, prior to that date, an amendment to the revolving credit facility that addresses those covenants and that will permit the Company to comply with them in the future. However, unless and until such an amendment is consummated, the Company will not be permitted to pay dividends in the foreseeable future or make certain repayments of long-term indebtedness (including bond repurchases).

     On January 17, 2002, the Company also completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1 and August 1 (interest payments began August 1, 2002). Proceeds from the issuance of these Notes were used to pay down the revolving credit facility. On June 17, 2002, the Company completed an exchange offer pursuant to which the Notes were exchanged for substantially similar notes registered under the Securities Act.

     The Company plans to further rationalize manufacturing operations in its fabrics division, and further reduce its work force in both U.S. and international operations, beginning in the fourth quarter of fiscal 2002. This initiative is expected to generate more than $20 million per year in cost savings and reduce headcount by approximately 300 employees. In connection with these activities, the Company expects to incur a pre-tax restructuring charge of approximately $18 million. The restructuring charge will be comprised of approximately $8 million of cash expenditures primarily for severance benefits, and approximately $10 million of non-cash charges, primarily for the write-down of the carrying value and disposal of certain manufacturing assets, including buildings and equipment. The Company anticipates that the restructuring will be completed by the end of the second quarter 2003.

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

     At September 29, 2002, the Company had utilized interest rate swap agreements to effectively convert approximately $125 million of fixed rate debt into variable rate debt. For the remainder of fiscal 2002, the Company will not utilize swap agreements or other derivative financial instruments to convert variable rate to fixed rate debt, or vice versa.

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

     The Company, as of September 29, 2002, recognized a $15.0 million increase in its foreign currency translation adjustment account compared to December 30, 2001, primarily because of the weakening of the U.S. dollar against the euro.

     Sensitivity Analysis. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company’s market sensitive instruments.

     To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at September 29, 2002. The market values that result from these computations are compared with the market values of these financial instruments at September 29, 2002. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

     As of September 29, 2002, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company’s fixed rate long-term debt would be impacted by a net decrease of $8.3 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s fixed rate long-term debt of $9.2 million. At December 30, 2001, a 150 basis point movement would have resulted in the same approximate changes.

     As of September 29, 2002, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the Company’s financial instruments of $6.7 million or an increase in the fair value of the Company’s financial instruments of $6.7 million. At December 30, 2001, a 10% movement would have resulted in the same changes. As the impact of offsetting changes in the fair market value of the Company’s net foreign investments is not included in the sensitivity model, these results are not indicative of the Company’s actual exposure to foreign currency exchange risk.

ITEM  4.   CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”). Based on that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in accumulating and communicating information to our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation of these controls.

PART II — OTHER INFORMATION

ITEM  1.   LEGAL PROCEEDINGS

     Milliken Patent Litigation. On October 24, 2002, Milliken & Company filed suit in the United States District Court for the District of South Carolina against the Company and four of its subsidiaries, alleging infringement of two patents related to the use of foam backings on carpet tiles and seeking monetary and injunctive relief. This matter is in the early stages of investigation, but the

Company believes it does not infringe these patents and that it has meritorious defenses to these claims. The Company intends to defend this action vigorously.

ITEM  2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM  3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM  5.   OTHER INFORMATION

     As announced by the Company in connection with its preliminary earnings release for the third quarter of 2002, the Company has suspended its dividend payments in order to ensure compliance with restrictions resulting from the fixed charges coverage ratio contained in the indentures for two of its outstanding series of public bonds.

     In addition, the Company currently is prohibited from paying dividends pursuant to a covenant in its revolving credit facility. However, the Company expects to negotiate an amendment to the revolving credit facility to address the covenant. (See above discussion of Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed with this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Restated Articles of Incorporation (included as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 5, 1998, previously filed with the Commission and incorporated herein by reference)

3.2	Bylaws, as amended and restated (included as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2001, previously filed with the Commission and incorporated hereby by reference)

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of Common Stock of the Company.

4.2	Rights Agreement between the Company and Wachovia Bank, N.A., dated as of March 4, 1998, with an effective date of March 16, 1998 (included as Exhibit 10.1A to the Company’s registration statement on Form 8-A/A dated March 12, 1998, previously filed with the Commission and incorporated herein by reference)

4.3	Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2005, dated as of November 15, 1995, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank of Georgia, as Trustee (included as Exhibit 4.1 to the Company’s registration statement on Form S-4, File No. 33-65201, previously filed with the Commission and incorporated herein by reference); and Supplement No. 1 to Indenture, dated as of December 27, 1996 (included as Exhibit 4.2(b) to the Company’s Annual Report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference)

4.4	Form of Indenture governing the Company’s 7.3% senior notes due 2008, among the Company, certain U.S. 4.4 subsidiaries of the Company, as Guarantors, and First Union National Bank, as trustee (included as Exhibit 4.1 to the Company’s registration statement on Form S-3/A, File No. 333-46611, previously filed with the Commission and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

4.5	Indenture governing the Company’s 10.375% Senior Notes due 2010, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as Trustee (included as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (the “2001 10-K”), previously filed with the Commission and incorporated herein by reference)

4.6	Registration Rights Agreement, dated as of January 17, 2002, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, Salomon Smith Barney, Inc. and First Union Securities, Inc. (included as Exhibit 4.6 to the 2001 10-K, previously filed with the Commission and incorporated herein by reference)

10.1	Ninth Amendment to Receivables Purchase Agreement, dated as of August 8, 2002, among the Company (and Interface Securitization Corporation), Jupiter Securitization Corporation and Bank One, NA.

10.2	Form of Salary Continuation Agreement (as used for Daniel T. Hendrix, Raymond S. Willoch, John R. Wells and Brian L. DeMoura).

10.3	Salary Continuation Agreement, dated as of October 1, 2002, between the Company and Ray C. Anderson.

(b)	The following reports on Form 8-K were filed during the quarter ended September 29, 2002:

Date Filed	Items Reported	Financial Statements Filed

August 14, 2002	Certifications of Quarterly Report on Form 10-Q	None
August 16, 2002	Certifications of Amended Quarterly Report on Form 10-Q	None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 11, 2002	By:	/s/ Patrick C. Lynch

Patrick C. Lynch Vice President (Principal Financial Officer)

CERTIFICATIONS

I, Daniel T. Hendrix, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interface, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Daniel T. Hendrix

Daniel T. Hendrix President and Chief Executive Officer

I, Patrick C. Lynch, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interface, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Patrick C. Lynch

Patrick C. Lynch Vice President and Chief Financial Officer