Form 10-K
period 2002-12-29
INTERFACE INC
filed 2003-03-31
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2002

Commission File No.: 0-12016

Interface, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-1451243

(State of incorporation)	(I.R.S. Employer Identification No.)
2859 Paces Ferry Road Suite 2000
Atlanta, Georgia	30339

(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

(770) 437-6800

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.10 Par Value Per Share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☑  NO ☐

     Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2002 (assuming conversion of Class B Common Stock into Class A Common Stock): $370,881,888 (46,129,588 shares valued at the last sales price of $8.04 on June 28, 2002). See Item 12.

     Number of shares outstanding of each of the registrant’s classes of Common Stock, as of March 17, 2003:

Class	Number of Shares

Class A Common Stock,
$0.10 par value per share	43,720,542

Class B Common Stock,
$0.10 par value per share	7,656,885

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
PART II
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
PART III
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
EXHIBIT INDEX
EX-4.3 SUPPLEMENT NO.2 TO THE 1995 INDENTURE
EX-4.4 SUPPLEMENT NO.1 TO THE 1998 INDENTURE
EX-4.5 SUPPLEMENT INDENTURE, DATED 12/31/2002
EX-10.7 FIRST AMENDMENT TO CREDIT AGREEMENT
EX-10.12 THIRD AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.14 THIRD AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.24 RECEIVABLES TRANSFER AGREEMENT
EX-10.25 RECEIVABLES SALE AGREEMENT
EX-10.26 LOAN AGREEMENT
EX-21 SUBSIDIARIES OF THE COMPANY
EX-23 CONSENT OF BDO SEIDMAN, LLP
EX-99.1 SECTION 906 CERTIFICATIONS
EX-99.2 SECTION 906 CERTIFICATIONS

PART I

ITEM 1.     BUSINESS

General

      We are a global manufacturer, marketer, installer and servicer of products for the commercial, institutional and residential interiors markets with a strong presence in the following market segments:

•	Modular carpet;

•	Broadloom carpet;

•	Floorcovering services;

•	Interior panel fabrics;

•	Upholstery fabrics; and

•	Raised/Access flooring.

      With a market share of approximately 35%, we are the worldwide leader in the modular carpet segment. Our Bentley® and Prince Street® brands are leaders in the high quality, designer-oriented sector of the broadloom carpet segment. We provide specialized carpet replacement, installation, maintenance, and reclamation services through our Re:Source Americas service network. Our Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share of approximately 50%, and the leading U.S. manufacturer of contract upholstery sold to office furniture manufacturers and contract jobbers, with a U.S. contract upholstery market share of approximately 35%.

      Our specialty products operations produce antimicrobial additives, vinyl carpet tile backing, and specialty mat and foam products. We also produced adhesives and other specialty chemical compounds until February 2003, when we sold that business. In the fourth quarter of 2002, we decided to sell or otherwise create a joint venture or strategic alliance for our raised/access flooring business (for which we are the second largest U.S. manufacturer) and thus we now reflect that business as discontinued operations.

      Our complementary product and service offerings, together with an integrated marketing philosophy, enable Interface to take a “total interior solutions” approach to serving the diverse needs of our customers around the world.

      We market products in over 100 countries around the world under such established brand names as Interface®, Heuga®, Bentley and Prince Street in modular carpet; Bentley and Prince Street in broadloom carpet; Guilford of Maine®, Stevens Linen™, Toltec®, Intek®, Chatham®, Camborne™ and Glenside™ in interior fabrics and upholstery products; Intersept® in antimicrobials; and, until the disposition of our raised/access flooring business is consummated, C-Tec®, Atlantic™ and Intercell® in raised/access flooring systems. We utilize an internal marketing and sales force of over 1,000 experienced personnel stationed at over 75 locations in over 30 countries, to market our products and services in person to our customers. This sales force is one of the largest sales forces in the global commercial floorcovering industry. Our principal geographic markets are the Americas (70% of 2002 net sales), Europe (26% of 2002 net sales) and Asia-Pacific (4% of 2002 net sales).

      For 2002, we had net sales and net loss (including a $55.4 million after-tax write-down associated with our implementation of Statement of Financial Accounting Standards (SFAS) No. 142 and a pre-tax restructuring charge of approximately $23.4 million) of $924.1 million and $87.7 million, respectively. Net sales consisted of sales of floorcovering products and related services ($710.0 million), interior fabrics sales ($199.3 million) and other specialty product sales ($14.8 million), accounting for 76.8%, 21.6% and 1.6% of total net sales, respectively.

Our Strengths

      Our dominant market positions reflect our principal strengths, which include:

      Preeminent Brand Names with Reputation for Quality and Reliability. Our products are known in the industry for their high quality and reliability. Our preeminent brand names in carpets and interior fabrics are leaders in the industry. In a 2002 survey of interior designers published in the Floor Focus industry publication, an Interface company was ranked first or second in each of the five survey categories of carpet design, quality, value, service, and performance. In addition, an Interface company ranked first and second in the category of “best overall business experience” for carpet companies in this survey. On the international front, Heuga is one of the preeminent brand names in carpet tiles for commercial, institutional and residential use worldwide. Guilford of Maine, Chatham and Camborne are leading brand names in their respective markets for interior fabrics. Interface Architectural Resources’ TecCrete® brand is a leading brand in the raised/access flooring market.

      Strong Free Cash Flow Generation. We have structured our principal businesses to yield high contribution margins. As a result of our historical investments in global manufacturing capabilities and mass customization techniques and facilities, and our sustained initiatives to reduce costs and enhance operating efficiencies throughout our supply and production chain, we are positioned to derive substantially increased cash flows from operations. We have the current capacity, without significant capital expenditures, to increase production levels to handle higher demand for our products, which may result from either or both of (i) improved economic conditions and (ii) the expansion of our business in non-corporate segments that is being driven by the increasing acceptance of modular products. The consolidation and integration of varied operating, manufacturing and administrative functions, along with the workforce reductions and other initiatives reflected in our 2000, 2001 and 2002 restructuring charges, contribute to this strength.

      Innovative Product Design and Development Capabilities. Our product design and development capabilities give us a significant competitive advantage. We have an exclusive consulting contract with the leading design firm David Oakey Designs, Inc. (Oakey Designs). This relationship augments our internal research, development and design staff. Since engaging Oakey Designs in 1994, we have introduced more than 147 new carpet designs in the U.S. and have enjoyed considerable success in winning U.S. carpet industry design awards from the International Interior Design Association (IIDA), particularly in the carpet tile division. Oakey Designs’ services have been extended to our international carpet operations, and we expect to continue to introduce more new designs to our international customers in the near future. We also have a consulting contract with the design firm Suzanne Tick, Inc., which is affiliated with award-winning carpet manufacturer Tuva Looms, Inc., to steward and design our Prince Street brand broadloom carpets and area rugs.

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

      Established Customer and Design Community Relationships. We focus our sales efforts at the design phase of commercial projects. Our dedicated sales and marketing personnel, who number over 1,000 in over 30 countries worldwide, cultivate relationships with the owners and users of the facilities involved in the projects as well as with architects, engineers, interior designers and contracting firms who are directly involved in specifying products and often make or significantly influence purchasing decisions. In all of our sales efforts, we emphasize our product design and styling capabilities. We also emphasize our ability to provide creative, high-value solutions to our customers’ needs. Our marketing and sales personnel are also available as a technical resource for our customers, both with respect to product maintenance and service as well as design matters.

      Experienced and Motivated Management and Sales Force. An important component of our competitive position is the continued strengthening of our management team and its commitment to developing and maintaining an enthusiastic and accountable work force. We have a team of skilled and dedicated executives to guide our continued growth, diversification, and management of our financial position. Our executives and sales and marketing forces are also highly motivated by incentive programs designed to promote performance in strategic areas. In addition, we have made substantial investments in training and educating our approximately 5,500 employees worldwide. In both 1998 and 1999, Fortune magazine rated Interface as one of the top 100 employers in the U.S. on the strength of our commitment to our employees. Fortune also has rated Interface one of the “10 Most Admired Companies” in our industry category.

Business Strategy and Principal Initiatives

      Our corporate strategy is to continue the diversification and integration of our business, on a sustainable basis, worldwide. We have achieved diversification by both developing products internally and acquiring complementary product lines and businesses in the commercial, institutional and residential interiors field. As usages and demand for modular carpet continue to increase in all areas of the commercial market, we strive to leverage our dominant position in the modular carpet segment to increase diversification. We are continuing to integrate our business by identifying and developing additional synergies and operating efficiencies among our products and global businesses. In implementing this strategy, we are pursuing the following principal strategic initiatives:

      Expand Markets for Modular Products. Our management believes that modular carpet continues to increase in popularity compared with other floorcovering products across most markets. In response to such increased acceptance of and demand for modular products, we are leveraging our position as the worldwide leader in the modular carpet market, with a share of approximately 35%, to drive sales in all market sectors. As part of that effort, we recently introduced a new marketing campaign, referred to as i2TM, which highlights our Entropy®, TransformationTM, FrequencyTM and CubicTM modular carpet products. These products were specifically designed to be installed without regard to the directional orientation of the carpet tiles and without regard to the dye lots from which the carpet tiles were manufactured. These benefits make installation, maintenance and replacement of the products easier, less expensive and less wasteful, while also delivering a beautiful floorcovering for the customer. Another part of our effort to drive modular carpet sales is the launch of InterfaceFLOR, Inc., which is discussed below.

      Increase Sales in Less Cyclical Market Segments. In both our floorcoverings and fabrics businesses, we are focusing more of our marketing and sales efforts on non-corporate segments in order to capture attractive market share opportunities and also to reduce our future exposure to certain economic cycles that affect the corporate segment more adversely. These other segments include retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers and residential space. In order to implement this strategy, we have:

•	introduced specialized product offerings tailored to the unique demands of these segments, including specific designs, functionalities and price points;

•	created a sales force dedicated to penetrating these segments at a high level; and

•	realigned incentives for our corporate segment sales force generally in order to encourage their efforts to penetrate these other segments, including paying higher commissions for sales in these segments relative to the corporate segment.

      In addition, we recently launched InterfaceFLOR, Inc., a new company specifically created to bring high style modular floorcovering to the residual market segment. InterfaceFLOR offers direct-to-consumer sales by catalog and Web site. To simplify the purchasing process, InterfaceFLOR has created pre-packaged area rug and wall-to-wall options in a variety of colors, patterns and textures. The products sold by InterfaceFLOR are conveniently delivered to the customer’s doorstep in compact boxes allowing for easy installation.

      De-leverage Our Balance Sheet. One of our objectives is to use the strong free cash flow generation capability of our business to repay our existing debt and strengthen our financial position. Certain of our ongoing initiatives have already reduced our operating costs structure. Our existing capacity to increase production levels without significant capital expenditures will facilitate our generation of additional free cash flow when demand for our products rises as a result of improved economic conditions generally or expansions of our business from other strategic initiatives we have implemented. We will continue to search for ways to reduce costs further and enhance free cash flow.

      Tighten Our Supply Chain. In 2001, we retained a leading consulting firm to help us analyze our supply chain and identify opportunities to create greater efficiencies and savings. In early 2002, based on the results of that analysis, we implemented a Company-wide supply chain management program that focused on three major areas: (1) inventory performance; (2) accounts receivable optimization; and (3) supplier and spend management. Through that program, among other accomplishments, we have reduced our inventories and working capital, reduced the “days outstanding” on our receivables, and improved the efficiency of our purchasing processes.

      Maximize Global Marketing and Manufacturing Capabilities. We will continue to use the complementary nature of our product lines to offer “total interior solutions” to our customers worldwide to meet their diverse needs for products and services. We combine our global marketing and manufacturing capabilities to target multinational companies successfully and compete effectively in local markets worldwide. We have a global accounts team with responsibility for our largest multinational customers and prospects, and we have established a web-based communications network to serve those multinational customers better.

      Advance Sustainability Programs. In 1995, we began a worldwide war-on-waste initiative referred to internally as “QUEST”. The war on waste is part of our broader EcoSense initiative, which is our long-range program to achieve greater resource efficiency and, ultimately, ecological “sustainability” — that is, the point at which Interface is no longer a net “taker” from the earth — with the goal of becoming the first “restorative” company. One example of a product developed under this initiative is the line of fabrics manufactured from recycled, recyclable or compostable materials under the Terratex® brand. As another example, we have reduced our absolute greenhouse gas emissions by over 30% since our baseline years. We believe that our pursuit of our goals under this initiative provides a competitive advantage in marketing our products to an increasing number of customers.

Floorcovering Products/Services

Products

      Interface is the world’s largest manufacturer and marketer of modular carpet with a global market share of approximately 35%. Modular carpet includes carpet tile and two-meter roll goods. We also manufacture and sell broadloom carpet, which generally consists of tufted carpet sold primarily in twelve-foot rolls, under the Bentley and Prince Street brands. Our broadloom operations focus on the high quality, designer-oriented sector of the U.S. broadloom carpet market. We also offer a vinyl hard flooring product in Europe under the brand Scan-Lock™.

      Modular Carpet. Our modular carpet system, which is marketed under established leading global brands such as Interface and Heuga, and more recently under the Bentley and Prince Street brands, utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 square centimeters) or rectangles to produce a floorcovering which combines the appearance and texture of broadloom carpet with the advantages of a modular carpet system. According to a 2002 survey of 250 interior designers published in the Floor Focus industry publication, our Interface brand was rated number one among modular and broadloom carpet brands for quality, performance and service in the U.S. Our GlasBac® technology employs a unique, fiberglass-reinforced polymeric composite backing that allows tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners. We also make carpet tiles with a GlasBacRe™ backing containing post-industrial and/or post-consumer recycled materials.

      Our carpet tile has become popular for a number of reasons. First, carpet tile incorporating this reinforced backing may be easily removed and replaced, permitting rearrangement of furniture without the inconvenience and expense associated with removing, replacing or repairing other soft surface flooring products, including broadloom carpeting. Because a relatively small portion of a carpet installation often receives the bulk of traffic and wear, the ability to rotate carpet tiles between high traffic and low traffic areas and to selectively replace worn tiles can significantly increase the average life and cost efficiency of the floorcovering. In addition, carpet tile facilitates access to sub-floor telephone, electrical, computer and other wiring by lessening disruption of operations. It also eliminates the cumulative damage and unsightly appearance commonly associated with frequent cutting of conventional carpet as utility connections and disconnections are made. Finally, modular carpet partners well with our raised/access flooring which enables under-the-floor cable management and air delivery systems. We believe that, within the overall floorcovering market, the worldwide demand for modular carpet is increasing as more customers recognize these advantages.

      We use a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities. These varieties are designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors — particularly offices, healthcare facilities, airports, educational and other institutions, and retail facilities — and residential interiors. Our carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information. While we continue to manufacture and sell a substantial portion of our carpet tile in standard styles, an increasing percentage of our modular carpet sales is custom or made-to-order product designed to meet customer specifications.

      In addition to general uses of our carpet tile, we produce and sell a specially adapted version of our carpet tile for the healthcare facilities market. Our carpet tile possesses characteristics — such as the use of the Intersept antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns — which make it suitable for use in these facilities in place of hard surface flooring. Through our relationship with Oakey Designs, we also have created modular carpet products specifically designed for each of the education, hospitality, retail and residential market segments. Moreover, we recently launched InterfaceFLOR, Inc., a new business specifically targeting modular carpet sales to the residential market segment.

      We also manufacture and sell two-meter roll goods that are structure-backed and offer many of the advantages of both carpet tile and broadloom carpet. These roll goods are often used in conjunction with carpet tiles to create special design effects. Our current principal customers for these products are in the education, healthcare and government sectors.

      Broadloom Carpet. We maintain a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and short production and delivery times with a marketing strategy aimed at interior designers, architects and other specifiers. Our Bentley Mills designs emphasize the dramatic use of color, while unique, multi-dimensional textured carpets with a hand-tufted look are the hallmark of Prince Street’s broadloom products. We engaged the design firm Suzanne Tick, Inc., affiliated with award-winning carpet manufacturer Tuva Looms, Inc., to advance our Prince Street brand broadloom carpets. In addition, with the design assistance of Suzanne Tick, we recently launched the Prince Street House and HomeTM collection of high-styled broadloom carpet and area rugs targeted at design-oriented residential consumers. The Prince Street and Bentley brands were rated among the top brands for carpet design in the U.S., according to a 2002 survey of interior designers published in the Floor Focus industry publication.

      Resilient Textile Flooring. In 1999, we beta-tested Solenium® resilient textile flooring, a new category of product which combines the functional and aesthetic benefits of resilient flooring and carpet. Solenium is highly stain-resistant and has carpet-like softness, but in appropriate applications is as easy to maintain as vinyl flooring. Solenium is manufactured using one-third less material and energy than carpet and is designed to be completely recyclable. We believe Solenium fills an unmet need within healthcare, retail and education markets. In 2002, we continued our development efforts with Solenium, focusing on improving the grout edge process for the product. We continue to believe Solenium has market potential, and we intend to re-launch the product in 2003. In this category, we also offer Hopi™, Wabi® and Sabi™ products, which have a flat, woven-type surface but with the soft feel and acoustical benefits of carpet.

Services

      We provide commercial carpet installation services through the Re:Source® service provider network. The network in the U.S. includes owned and affiliated commercial floorcovering contractors strategically located in approximately 100 locations covering most of the major metropolitan areas of the United States. We also offer these services through the largest single carpet distributor in Australia. We have worked to strengthen our alliances with contractors in Europe so that we may also offer turnkey services to our European carpet customers. The network allows us to:

•	monitor and enhance customer satisfaction throughout the product ownership cycle;

•	reduce our cost of selling by bolstering efforts of sales representatives at the mill level with local contractor-level support;

•	expand into new market segments; and

•	improve our margins by combining product and service offerings.

      The Re:Source Americas service network also provides carpet maintenance services using our Re:Source Floor Care™ maintenance system, which includes a custom-engineered maintenance methodology and the Re:Source Technologies brand line of cleaning chemicals. In Europe, we offer the European version of the maintenance program, IMAGE™, in which we license selected independent service contractors to provide carpet maintenance services.

      The Re:Source Americas service network also provides carpet replacement services using its Renovisions® process. This process utilizes patented lifting equipment and specialty tools to lift office equipment and modular workstations in place, permitting the economical replacement of existing carpet with virtually no disruption of the customer’s business. Other proprietary products facilitate the movement of file cabinets, office furniture, and even complete workstations, avoiding the inefficiency and disruption associated with unloading and dismantling these items.

      Finally, the Re:Source Americas service network provides a channel for delivery of a variety of additional services and products that we offer, including furniture moving and installation, furniture refurbishment, project management, maintenance, carpet reclamation and recycling through our Re:Entry® reclamation system, Re:Source Technologies brand adhesives, specialty products (such as mats and foam products) manufactured by Pandel, Inc. and raised/access flooring systems manufactured by Interface Architectural Resources, Inc. We have worked diligently over the past several years to increase the operating efficiencies of this network and believe that we are now able to take advantage of the contractor infrastructure to our benefit.

Marketing and Sales

      We traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the commercial office segment, both new construction and renovation, we also emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. We intend to focus more on these latter segments in the future in order to achieve a higher balance of sales in those areas relative to the commercial office segment, which could lessen the effects on us from certain economic cycles. Our marketing efforts are enhanced by the well-known brand names of our carpet products, including Interface and Heuga brands in modular carpet and Bentley and Prince Street in broadloom carpet. Our exclusive consulting agreement with premier design firm Oakey Designs has enabled us to introduce more than 147 new carpet designs in the U.S. alone since 1994.

      An important part of our marketing and sales efforts involves the preparation of custom-made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles to meet the customer’s particular needs. Our mass customization initiative simplified our carpet manufacturing operations, which significantly improved our ability to respond quickly and efficiently to requests for samples. The turnaround time for us to produce made-to-order carpet samples to customer specifications has been reduced from an average of 30 days to less than five days, and the average number of carpet samples produced per month has increased tenfold since the mid 1990s. This sample production ability has significantly enhanced our marketing and sales efforts and has increased our volume of higher margin custom or made-to-order sales. In addition, through our website www.thesamplecenter.com, we have made it easy to view and request samples of our products.

      We primarily use our internal marketing and sales force to market our carpet products. We also rely on contractors in our Re:Source Americas service network to bolster our sales efforts. In order to implement our global marketing efforts, we have product showrooms or design studios in the United States, Canada, Mexico, Brazil, Denmark, England, Ireland, France, Germany, Spain, the Netherlands, Australia, Japan and Singapore. We expect to open offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

Manufacturing

      We manufacture carpet in two locations in the United States and at facilities in the Netherlands, the United Kingdom, Canada, Australia and Thailand. We also produce Solenium resilient textile flooring in the United States and the United Kingdom and manufacture vinyl flooring in the United Kingdom.

      Historically, we operated two U.S. broadloom manufacturing facilities to produce our Bentley and Prince Street broadloom brands. These facilities, which were located in City of Industry, California and Cartersville, Georgia, had been operating at less than full capacity. In 2000, we moved the manufacturing operations for our Prince Street brand from Cartersville, Georgia and integrated them into our City of Industry, California facility, which had produced our Bentley brand products, in order to reduce excess capacity and increase capacity utilization. The operations, as combined, now function under the corporate name Bentley Prince Street, Inc.

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

      The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, West Yorkshire, England, Northern Ireland, Australia, the Netherlands, Canada and Thailand are certified under International Standards Organization (ISO) Standard No. 14001.

      Our significant international operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, foreign exchange restrictions, changing political conditions and governmental regulations. We also receive a substantial portion of our revenues in currencies other than U.S. dollars, which makes us subject to the risks inherent in currency translations. Although our ability to manufacture and ship products from facilities in several foreign countries reduces the risks of foreign currency fluctuations we might otherwise experience, we also engage from time to time in hedging programs intended to further reduce those risks.

Competition

      We compete, on a global basis, in the sale of our floorcovering products with other carpet manufacturers and manufacturers of vinyl and other types of floorcoverings. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. Management believes that we are the largest manufacturer of modular carpet in the world, possessing a global market share that is approximately twice that of our nearest competitor. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and some of these competitors have financial resources greater than ours. In addition, some of the competing carpet manufacturers have the ability to extrude at least some of their requirements for fiber used in carpet products, which decreases their dependence on third party suppliers of fiber.

      We believe the principal competitive factors in our primary floorcovering markets are quality, design, service, broad product lines, product performance, marketing strategy and pricing. In the commercial office market, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. The quality, service, design, better and longer average product performance, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of our modular carpet are our principal competitive advantages.

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

Interior Fabrics

Products

      Our Fabrics Group designs, manufactures and markets specialty fabrics for open plan office furniture systems and commercial and residential interiors. Our Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share of approximately 50%. Sales of panel fabrics to OEMs of movable office furniture systems constituted more than 45% of the Fabrics Group’s total North American fabrics sales in fiscal 2002. With the acquisition of the furniture fabrics assets of the Chatham Manufacturing division of CMI Industries, Inc. in May 2000, we are also the leading U.S. manufacturer of contract upholstery sold to office furniture manufacturers and contract jobbers, with a U.S. market share of approximately 35% in fiscal 2002. In addition, we manufacture other interior fabrics products, including wall covering fabrics, fabrics used for window treatments and fabrics used for cubicle curtains.

      Open plan office furniture systems are typically panel-enclosed work stations customized to particular work environments. The open plan concept offers a number of advantages over conventional office designs, including more efficient floor space utilization, reduced energy consumption and greater flexibility to redesign existing space.

      During the 1990s, we diversified and expanded significantly both our product offerings and markets for interior fabrics. Our 1993 acquisition of the Stevens Linen lines added decorative, upscale upholstery fabrics and specialty textile products to the Fabrics Group’s traditional product offerings. Our June 1995 acquisition of Toltec Fabrics, Inc., a manufacturer and marketer of fabric for the contract and home furnishings upholstery markets, enhanced our presence in the contract jobber market. Our December 1995 acquisition of the Intek division of Springs Industries, Inc., a manufacturer experienced in the production of lighter-weight panel fabrics, has strengthened the Fabrics Group’s capabilities in that market. Our Chatham acquisition in May 2000 established our dominance as the leading manufacturer of upholstery for the contract furniture manufacturer and contract jobber markets. The July 2000 acquisition of Teknit Limited, with operations in both the U.K. and Michigan, added three-dimensional knitted upholstery fabrics to our product portfolio, including the fabric often used on the arms of Herman Miller, Inc.’s renowned Aeron chair. All of these developments have reinforced the Fabrics Group’s dominant position with OEMs of movable office furniture systems.

      Internationally, the June 1997 acquisition of Camborne Holdings, Ltd., the United Kingdom’s leading textile manufacturer for the office and contract furnishings markets, has enhanced our access to the European and Asia-Pacific markets. The Camborne acquisition also added wool upholstery fabrics specifically designed for the European market to the Fabrics Group’s product offering. In 1998, we acquired Glenside Fabrics Limited, a United Kingdom based manufacturer of upholstery fabrics for the contract furnishings and leisure markets. The Glenside acquisition further enhanced the Fabrics Group’s European presence. We have now consolidated our Glenside and Camborne manufacturing operations to achieve greater operating efficiencies.

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

      We market a line of fabrics manufactured from recycled, recyclable or compostable materials under the Terratex brand. The Terratex line includes both new products and traditional product offerings and includes products made from 100% post-consumer recycled polyester, 100% post-industrial recycled polyester and 100% post-consumer recycled wool. The first fabric to bear the Terratex label was Guilford of Maine’s FR-701® line of panel fabrics, and we introduced our first seating fabrics carrying the Terratex label prior to the year 2000. Over the past few years, we have continued building awareness of the Terratex brand. These products have been well-received and are gaining momentum in the market, and we plan to expand our offerings under this label.

      Our Interface TekSolutions® operations provide the services of laminating fabrics onto substrates for pre-formed panels, coating fabrics with various treatments, warehousing fabrics for third parties, and cutting fabrics and other materials. We believe that significant market opportunities exist for the provision of this and other ancillary textile sequencing and processing services to OEMs and intend to participate in these opportunities.

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

      The majority of our interior fabrics sales are made through the Fabrics Group’s own sales force. The sales team works closely with designers, architects, facility planners and other specifiers who influence the purchasing decisions of buyers in the interior fabrics segment. In addition to facilitating sales, the resulting relationships also provide us with marketing and design ideas that are incorporated into the development of new product offerings. The Fabrics Group maintains a design studio in Grand Rapids, Michigan which facilitates coordination between its in-house designers and the design staffs of major customers. Our interior fabrics sales offices and showrooms are located in New York City, Grand Rapids, Michigan, Elkin, North Carolina, High Point, North Carolina, Hickory, North Carolina, Greensboro, North Carolina and the United Kingdom. The Fabrics Group also has marketing and distribution facilities in Canada, Mexico and Hong Kong, and sales representatives in Japan, Hong Kong, Germany, Singapore, Malaysia, Korea, Australia, United Arab Emirates, Dubai and South Africa. We have sought increasingly, over the past several years, to expand our export business and international operations in the fabrics segment.

Manufacturing

      Our fabrics manufacturing facilities are located in Maine, Massachusetts, Michigan, North Carolina, Nottingham, England, Lancashire, England and West Yorkshire, England. The production of synthetic and wool blended fabrics is a relatively complex, multi-step process. Raw fiber and yarn are placed in pressurized vats in which dyes are forced into the fiber. Particular attention is devoted to this dyeing process, which requires a high degree of expertise in order to achieve color consistency. All raw materials used by us are readily available from a number of sources. The Fabrics Group also now uses 100% recycled fiber manufactured from PET soda bottles in some of its manufacturing processes.

      In response to a shift in the Fabrics Group’s traditional panel fabric market towards lighter-weight, less expensive products, we implemented a major capital investment program in the mid 1990s that included the construction of a new facility and the acquisition of equipment to enhance the efficiency and breadth of the Fabrics Group’s yarn manufacturing processes. The program improved the Fabrics Group’s cost effectiveness in producing lighter-weight fabrics, reduced manufacturing cycle time and enabled the Fabrics Group to reinforce its product leadership position with its OEM customers. The acquisition of Intek provided us with immediate and significant capabilities in the efficient production of lighter-weight, less expensive panel fabrics, and the acquisition of Camborne provided a European-based manufacturing facility and much needed expertise in the production of wool fabrics. We believe that we have been successful in designing fabrics that have simplified the manufacturing process, thereby reducing complexity while improving efficiency and quality, and continue to strive to design these products.

      The environmental management system of the Fabrics Group’s largest facility, located in Guilford, Maine, has been granted ISO 14001 certification. Our Aberdeen, North Carolina, East Douglas, Maine and West Yorkshire, England fabrics manufacturing facilities are also certified under ISO 14001.

      We offer textile processing services through the Fabrics Group’s Interface TekSolutions operations in Grand Rapids, Michigan. These services include the lamination of fabrics onto substrates for pre-formed office furniture system panels (facilitating easier and more cost effective assembly of the system components by the Fabrics Group’s OEM customers), coating of fabrics with various treatments, warehousing of fabrics for third parties, and cutting of fabrics and other materials.

Competition

      We compete in the interior fabrics market on the basis of product design, quality, reliability, price and service. By historically concentrating on the open plan office furniture systems segment, the Fabrics Group has been able to specialize our manufacturing capabilities, product offerings and service functions, resulting in a leading market position. Management believes we are the largest U.S. manufacturer of panel fabric for use in open plan office furniture systems.

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

Specialty Products

      The Interface Specialty Products Group currently is composed of: Pandel, Inc., which produces vinyl carpet tile backing and specialty mat and foam products; our Intersept antimicrobial sales and licensing program; and until its strategic disposition is consummated, Interface Architectural Resources, Inc., which produces and markets raised/access flooring systems. Prior to February 2003, the Specialty Products Group also included an adhesives and other specialty chemicals business.

      We believe that the growth in use of open plan interiors and modern office arrangements utilizing demountable, movable partitions and modular furniture systems has encouraged the use of access flooring, as well as carpet tile, because access flooring, and carpet tile, can accommodate the flexible, under-the-floor cable management and air delivery systems compatible with movable open plan offices. We expect this trend in open office spaces and the proliferation of networks in the workplace, dictating efficient cable management and delivery systems, to present opportunities for future growth in the access flooring market.

      We sell a proprietary antimicrobial chemical compound under the registered trademark Intersept. We use Intersept in all of our modular carpet products and have licensed Intersept to other companies for use in a number of products that are noncompetitive with our products, such as paint, vinyl wallcoverings, ceiling tiles and air filters. In addition, we produce and market Fatigue Fighter®, an impact-absorbing modular flooring system typically used where people stand for extended periods.

      Prior to February 2003, we manufactured a line of adhesives for carpet installation, as well as a line of carpet cleaning and maintenance chemicals. This business was sold in February 2003. However, through an agreement with the purchaser, we will continue to market those products (which the purchaser will manufacture on our behalf) under the Re:Source Technologies brand through our Re:Source Americas service network.

      Over the past few years, our raised/access flooring business has experienced a significant decline in demand, primarily due to decreased spending by technology companies. In the fourth quarter of 2002, in order to intensify our focus on strategic assets that offer more immediate opportunities for growth and profitability, we decided to sell or otherwise create a joint venture or strategic alliance for our raised/access flooring business. Because of that decision, we reflect that business as discontinued operations, even though we are still manufacturing and selling products pending its disposition. We expect to consummate such a transaction during 2003.

Product Design, Research and Development

      We maintain an active research, development and design staff of over 75 persons and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials.

      Interface Research (“IRC”) provides technical support and advanced materials research and development for the entire family of Interface companies. IRC developed NexStep® backing, a material based on moisture-impervious polycarbite precoating technology combined with a chlorine-free urethane foam secondary backing, and ReBacTM, a post-consumer recycled, polyvinyl chloride, or PVC, extruded sheet process that has been incorporated into our modular carpet line. Our post-consumer ReBac PVC extruded sheet exemplifies our commitment to “closing-the-loop” in recycling. With a goal of supporting sustainable product designs in both floorcoverings and interior fabrics applications, IRC is a frontrunner in evaluating for use in our products 100% renewable polymers based on corn-derived polylactic acid (PLA) and the development of post-consumer recycling technology for nylon face fibers.

      IRC is the home of our EcoSense initiative and supports the dissemination, consultancies and technical communication of our global sustainability endeavors. In addition, IRC’s President also serves as the Chairman of the Envirosense Consortium. IRC’s laboratories provide all biochemical and technical support to Intersept antimicrobial product initiatives, which initiatives were the basis for founding the Consortium and for its focus on indoor air quality.

      Innovation and increased customization in product design and styling are the principal focus of our product development efforts at both IRC and our manufacturing locations. Our carpet design and development team is recognized as the industry leader in carpet design and product engineering for the commercial and institutional markets. In cooperation with Oakey Designs, we have introduced over 147 new carpet designs since they began providing services to us and have enjoyed considerable success in winning U.S. carpet industry awards.

      David Oakey also contributed to our implementation of the product development concept — “simple inputs, pretty outputs” — resulting in the ability to efficiently produce many products from a single yarn system. Our mass customization production approach evolved, in major part, from this concept. In addition to increasing the number and variety of product designs, which enables us to increase high margin custom sales, the mass customization approach increases inventory turns and reduces inventory levels (for both raw materials and standard products) and their related costs because of our more rapid and flexible production capabilities.

      More recently, Mr. Oakey revolutionized the design of modular carpet with the introduction of products such as Entropy, which may be installed without regard to the directional orientation of the carpet tile or the dye lot in which the carpet tile was manufactured. These products, which are the subject of our new i2 marketing campaign, make installation, maintenance and replacement of modular carpet easier, less expensive and less wasteful.

      Oakey Designs’ services have been extended from a primary focus on domestic carpet tile to our international carpet tile operations as well as our broadloom operations. We have renewed our exclusive consulting agreement through May 2006, which may be extended for five additional years. In addition, we have retained the design services of Suzanne Tick, Inc., affiliated with Tuva Looms, Inc., a manufacturer of high-end, design-forward woven carpets, to assist us with developing broadloom designs and area rugs for our Prince Street brand.

Environmental Initiatives

      In the latter part of 1994, we commenced a new industrial ecology initiative called EcoSense, inspired in major part by the interest of important customers concerned about the environmental implications of how they and their suppliers do business. EcoSense, which includes our QUEST waste reduction initiative, is directed towards the elimination of energy and raw materials waste in our businesses, and, on a broader and more long-term scale, the practical reclamation — and ultimate restoration — of shared environmental resources. The initiative involves a commitment by us:

•	to learn to meet our raw material and energy needs through recycling of carpet and other petrochemical products and harnessing benign energy sources; and

•	to pursue the creation of new processes to help sustain the earth’s non-renewable natural resources.

      We have engaged some of the world’s leading authorities on global ecology as environmental advisors. The list of advisors includes: Paul Hawken, author of The Ecology of Commerce: A Declaration of Sustainability and The Next Economy, and co-author with Amory Lovins and Hunter Lovins of Natural Capitalism: Creating the Next Industrial Revolution; Mr. Lovins, energy consultant, co-founder of the Rocky Mountain Institute; Ms. Lovins, President and Executive Director of the Natural Capital Institute; John Picard, President of E2, American environmental consultant; Jonathan Porritt, director of Forum for the

Future; Bill Browning, director of the Rocky Mountain Institute’s Green Development Services; Dr. Karl-Henrik Robert, founder of The Natural Step; Janine M. Benyus, author of Biomimicry; and Walter Stahel, Swiss businessman and seminal thinker on environmentally responsible commerce.

      Another one of our initiatives over the past several years has been the development of the Envirosense Consortium, an organization of companies concerned with addressing workplace environmental issues, particularly poor indoor air quality. The Envirosense Consortium’s member organizations include interior products manufacturers (at least one of which is a licensee of our Intersept antimicrobial agent) and design professionals.

      We believe that our environmental initiatives are valued by our employees and an increasing number of important customers and provide a competitive advantage in marketing products to those customers. We also believe that the resulting long-term resource efficiency (reduction of wasted environmental resources) has produced and will continue to produce cost savings and significant marketing advantages to us.

Backlog

      Our backlog of unshipped orders (including the discontinued operations of our raised/access flooring business) was approximately $121.0 million at March 16, 2003, compared to approximately $135.9 million at March 17, 2002. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at March 16, 2003 are expected to be shipped during the succeeding six to nine months.

Patents and Trademarks

      We own numerous patents in the United States and abroad on floorcovering and raised/access flooring products, on manufacturing processes and on the use of our Intersept antimicrobial chemical agent in various products. The duration of United States patents is between 14 and 20 years from the date of filing of a patent application or issuance of the patent; the duration of patents issued in other countries varies from country to country. We consider our know-how and technology more important to our current business than patents, and, accordingly, believe that expiration of existing patents or nonissuance of patents under pending applications would not have a material adverse effect on our operations. However, we maintain an active patent and trade secret program in order to protect our proprietary technology, know-how and trade secrets.

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

Financial Information by Operating Segments and Geographic Areas

      The Notes to our Consolidated Financial Statements set forth information concerning our sales, income and assets by operating segments and our sales and long-lived assets by geographic areas. See Item 8.

Employees

      At December 29, 2002, we employed a total of approximately 5,500 employees worldwide. Of such employees, approximately 2,250 are clerical, sales, supervisory and management personnel and the balance are manufacturing and carpet service/installation personnel.

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

Environmental Matters

      Our operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, West Yorkshire, England, Northern Ireland, Australia, the Netherlands, Canada and Thailand are certified under ISO 14001. The environmental management system of the Fabrics Group’s facilities in Guilford, Maine, East Douglas, Maine, Aberdeen, North Carolina, and West Yorkshire, England are also certified under ISO 14001.

Safe Harbor Compliance Statement for Forward-Looking Statements

      This report on Form 10-K contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed immediately below. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

      Sales of our principal products are related to the construction and renovation of commercial and institutional buildings. This activity is cyclical and can be affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors that lead to cost control measures by businesses and other users of commercial or institutional space. The effects of cyclicality upon the commercial office sector tend to be more pronounced than the effects upon the institutional sector. Historically, we have generated more sales in the commercial office sector than in other markets. The effects of cyclicality upon the new construction sector of the market also tend to be more pronounced than the effects upon the renovation sector. Although the predominant portion of our sales are generated from the renovation sector, any adverse cycle, in either sector of the market, would lessen the overall demand for commercial interiors products, which could impair our growth (as has happened in the past few years).

Our continued success depends significantly upon the efforts, abilities and continued service of our senior management executives and our design consultants.

      We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs, Inc. provides to our internal design staff. Specifically, Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. We have renewed our agreement with Oakey Designs for a five-year term through May 2006. The loss of any key personnel or key design consultants could have an adverse impact on our business.

Our substantial international operations are subject to various political, economic and other uncertainties.

      We have substantial international operations. In fiscal 2002, approximately 33% of our net sales and a significant portion of our production were outside the United States, primarily in Europe but also in Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars, which subjects us to the risks inherent in currency translations. Our ability to manufacture and ship products from facilities in several foreign countries reduces the risks of foreign currency fluctuations we might otherwise experience, and we also engage from time to time in hedging programs intended to reduce those risks further. Despite these precautions, the scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

Our Chairman, together with other insiders, currently has sufficient voting power to elect a majority of our Board of Directors.

      Our Chairman, Ray C. Anderson, beneficially owns approximately 47% of the Company’s outstanding Class B Common Stock. The holders of the Class B Common Stock are entitled, as a class, to elect a majority of our Board of Directors. Therefore, Mr. Anderson, together with other insiders, has sufficient voting power to elect a majority of the Board of Directors. On all other matters submitted to the shareholders for a vote, the holders of the Class B Common Stock generally vote together as a single class with the holders of the Class A Common Stock. Mr. Anderson’s beneficial ownership of the outstanding Class A and Class B Common Stock combined is less than 10%.

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

Unanticipated termination or interruption of any of our arrangements with our primary third-party suppliers of synthetic fiber could have a material adverse effect on us.

      E.I. DuPont de Nemours and Company currently supplies a significant percentage of our requirements for synthetic fiber (nylon), which is the principal raw material that we use in our carpet products. In addition, certain other of our businesses have a high degree of dependence on their third party suppliers of synthetic fiber for certain products or markets. While we believe that there are adequate alternative sources of supply from which we could fulfill our synthetic fiber requirements, the unanticipated termination or interruption of any of our supply arrangements with our current suppliers could have a material adverse effect on us because of the cost and delay associated with shifting more business to another supplier.

Our Rights Agreement could discourage tender offers or other transactions that could result in shareholders receiving a premium over the market price for our stock.

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

Executive Officers of the Registrant

      Our executive officers, their ages as of March 15, 2003 and their principal positions with us are as follows. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)

Daniel T. Hendrix	48	President and Chief Executive Officer
Michael D. Bertolucci	62	Senior Vice President
Brian L. DeMoura	57	Senior Vice President
John R. Wells	41	Senior Vice President
Raymond S. Willoch	44	Senior Vice President-Administration, General Counsel and Secretary
Robert A. Coombs	44	Vice President
Lindsey K. Parnell	45	Vice President
Patrick C. Lynch	33	Vice President and Chief Financial Officer

      Mr. Hendrix joined us in 1983 after having worked previously for a national accounting firm. He was promoted to Treasurer in 1984, Chief Financial Officer in 1985, Vice President — Finance in 1986, Senior Vice President in October 1995 and Executive Vice President in October 2000. Mr. Hendrix became our President and Chief Executive Officer effective July 1, 2001. He has been a Director of the Company since October 1996, and has served on the Executive Committee of the Board since July 2001.

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

      Mr. Wells joined us in February 1994 as Vice President-Sales of Interface Flooring Systems, Inc. (our principal U.S. modular carpet subsidiary) and was promoted to Senior Vice President-Sales & Marketing of IFS in October 1994. He was promoted to Vice President of the Company, and President of IFS in July 1995. In March 1998, Mr. Wells was also named President of both Prince Street Technologies, Ltd. and Bentley Mills, Inc., making him at that time President of all three of our U.S. carpet mills. In November 1999, Mr. Wells was named Senior Vice President of the Company, and President and CEO of Interface Americas Holdings, Inc. (formerly Interface Americas, Inc.), thereby assuming operations responsibility for all of our businesses in the Americas, except for the Fabrics Group.

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

      Mr. Coombs originally worked for us from 1988 to 1993 as a marketing manager for our Heuga carpet tile operations in the U.K. and later for all of our European floorcovering operations. In 1996, Mr. Coombs returned to the Company as Managing Director of our Australian operations. He was promoted in 1998 to Vice President-Sales and Marketing, Asia-Pacific, with responsibility for Australian operations and sales and marketing in Asia, which was followed by a promotion to Senior Vice President, Asia-Pacific. He was promoted to Senior Vice President, European Sales, in May 1999 and Senior Vice President, European Sales and Marketing, in April 2000. In February 2001, he was promoted to President and CEO of Interface Overseas Holdings, Inc. with responsibility for all of our floorcoverings operations in both Europe and the Asia-Pacific region, and he became a Vice President of the Company. In September 2002, Mr. Coombs relocated back to Australia, retaining responsibility for our floorcovering operations in the Asia-Pacific region while Mr. Parnell (see below) assumed responsibility for floorcovering operations in Europe.

      Mr. Parnell was the Production Director for Firth Carpets (our former European broadloom operations) at the time it was acquired by the Company in 1997. In 1998, Mr. Parnell was promoted to Vice President, Operations for the U.K., and in 1999 he was promoted to Senior Vice President, Operations for our entire European floorcovering division. In September 2002, he was promoted to President and CEO of our floorcovering operations in Europe, and he became a Vice President of the Company in October 2002.

      Mr. Lynch joined us in 1996 after having previously worked for a national accounting firm. He was promoted to Assistant Corporate Controller in 1998 and Assistant Vice President and Corporate Controller in 2000. Mr. Lynch became Vice President and Chief Financial Officer in July 2001.

Available Information

      Effective December 9, 2002, we make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is http://www.interfaceinc.com.

ITEM 2.     PROPERTIES

      We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations, all of which we own except as otherwise noted:

		Floor Space
Location	Segment(s)	(Sq. Ft.)

Bangkok, Thailand(1)	Floorcoverings Products/Service (Modular)	66,072
Craigavon, N. Ireland	Floorcoverings Products/Service (Modular)	80,986
LaGrange, Georgia	Floorcoverings Products/Service (Modular)	375,000
Ontario (Belleville), Canada	Floorcoverings Products/Service (Modular)	77,000
Picton, Australia	Floorcoverings Products/Service (Modular)	96,300
Scherpenzeel, the Netherlands	Floorcoverings Products/Service (Modular); Specialty Products (Access Flooring)	229,734
Shelf, England	Floorcoverings Products/Service (Modular, Vinyl Flooring)	206,882
West Point, Georgia	Floorcoverings Products/Service (Modular)	250,000

		Floor Space
Location	Segment(s)	(Sq. Ft.)

City of Industry, California(2)	Floorcoverings Products/Service (Broadloom)	539,641
Aberdeen, North Carolina	Interior Fabrics	104,284
Dudley, Massachusetts	Interior Fabrics	241,308
East Douglas, Massachusetts	Interior Fabrics	306,225
Elkin, North Carolina	Interior Fabrics	1,475,413
Grand Rapids, Michigan(2)	Interior Fabrics	118,263
Guilford, Maine	Interior Fabrics	408,511
Guilford, Maine	Interior Fabrics	96,490
Lancashire, England(2)	Interior Fabrics	33,914
Newport, Maine	Interior Fabrics	173,973
Nottingham, England(2)	Interior Fabrics	12,500
West Yorkshire, England	Interior Fabrics	168,000
Mirfield, England	Interior Fabrics	112,000
Cartersville, Georgia(2)	Specialty Products (Specialty Mats)	53,000
Grand Rapids, Michigan	Specialty Products (Access Flooring)	120,000
Kennesaw, Georgia (2)	Research and Development	19,247

(1)	Owned by a joint venture in which the Company has a 70% interest.

(2)	Leased.

      We maintain marketing offices in over 75 locations in over 30 countries and distribution facilities in approximately 40 locations in six countries. Most of our marketing locations and many of our distribution facilities are leased.

      We believe that our manufacturing and distribution facilities and our marketing offices are sufficient for our present operations. We will continue, however, to consider the desirability of establishing additional facilities and offices in other locations around the world as part of our business strategy to meet expanding global market demands.

ITEM 3.     LEGAL PROCEEDINGS

      We are not aware of any material pending legal proceedings involving us, or any of our subsidiaries or any of our property. We are from time to time a party to litigation arising in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our Class A Common Stock is traded on The Nasdaq Stock Market under the symbol IFSIA. Our Class B Common Stock is not publicly traded and is convertible into Class A Common Stock on a one-for-one basis. The following table sets forth for the periods indicated the high and low closing sales prices of the

Company’s Class A Common Stock on the Nasdaq Stock Market and the dividends paid per share of Common Stock.

	High	Low	Dividends

2002
First Quarter	$7.15	$4.00	$0.015
Second Quarter	10.05	6.00	0.015
Third Quarter	8.39	3.82	0.015
Fourth Quarter	4.50	1.97	—
Fiscal Year 2002	10.05	1.97	0.045
2001
First Quarter	$10.44	$6.25	$0.045
Second Quarter	8.06	6.00	0.045
Third Quarter	6.27	4.00	0.045
Fourth Quarter	6.19	3.75	0.015
Fiscal Year 2001	10.44	3.75	0.150

      The declaration and payment of dividends is at the discretion of our Board and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include certain limitations in covenants contained in our primary revolving credit facility and in the indentures governing certain of our public indebtedness. As a result of restrictions resulting from the fixed charges coverage ratio contained in the indentures for two of our outstanding series of public debt, in the third quarter of 2002 we suspended dividend payments until such time as we again achieve compliance with those restrictions and our Board determines that a resumption of dividend payments is proper in light of all the factors indicated above.

      As of March 17, 2003, we had 974 holders of record of our Class A Common Stock and 52 holders of record of our Class B Common Stock. We believe that there are in excess of 5,500 beneficial holders of the Class A Common Stock. See Part III, Item 12 for information concerning our equity compensation plans.

ITEM 6.     SELECTED FINANCIAL DATA

	Selected Financial Information
	2002	2001	2000	1999	1998

	(In thousands, except share data)
Annual Operating Data(1)
Net sales	$924,084	$1,058,846	$1,223,895	$1,189,585	$1,253,349
Cost of sales	659,910	746,320	844,447	813,212	823,557
Operating income (loss)(2)	15,156	(1,090)	66,853	76,456	92,653
Income (loss) from continuing operations	(17,759)	(25,921)	17,063	23,732	31,876
Discontinued operations	(14,525)	(10,366)	258	(187)	(2,053)
Cumulative effect of a change in accounting principle(3)	(55,380)	—	—	—	—
Net income (loss)	(87,664)	(36,287)	17,321	23,545	29,823

Income (loss) from continuing operations per common share
Basic	$(0.36)	$(0.52)	$0.34	$0.45	$0.62
Diluted	$(0.36)	$(0.52)	$0.34	$0.45	$0.59
Average Shares Outstanding
Basic	50,194	50,099	50,558	52,562	51,808
Diluted	50,194	50,099	50,824	52,803	53,735
Cash dividends per common share	$0.045	$0.15	$0.18	$0.18	$0.165
Property additions(4)	14,344	30,081	46,406	37,278	66,145
Depreciation and amortization	35,328	46,421	49,586	44,606	41,514

Balance Sheet Data
Working capital	$197,809	$224,282	$247,235	$223,734	$219,838
Total assets	863,510	954,754	1,034,849	1,028,495	1,036,864
Total long-term debt	445,000	448,494	415,858	395,618	383,937
Shareholders’ equity	224,171	302,475	372,435	389,192	398,824
Book value per share	4.38	5.95	7.33	7.52	7.60
Current ratio	2.2	2.3	2.2	2.1	1.9

(1)	The balances for the current year and prior years have been adjusted to reflect the discontinued operations of our raised/access flooring business.

(2)	Includes restructuring charges of $23.4 million, $54.6 million, $21.0 million, $1.1 million and $25.3 million in years 2002, 2001, 2000, 1999 and 1998, respectively.

(3)	Includes, in 2002, the adjustment required to reflect the initial adoption of SFAS No. 142.

(4)	Includes property and equipment obtained in acquisition of business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Our revenues are derived from sales of floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics, raised/access flooring and other specialty products. Our business, as well as the commercial interiors market in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. Our financial performance in recent years has been strongly tied to the corporate segment, although we have begun to focus more of our marketing and sales efforts on non-corporate segments to reduce in part our exposure to certain economic cycles that affect the corporate market segment more adversely, as well as to capture additional market share.

      Since 1999 (except for a modest rebound during the latter portion of 2000), the commercial interiors market as a whole, and the broadloom carpet market in particular, has experienced decreased demand levels. The general downturn in the domestic and international economy that characterized most of 2002 further adversely affected the commercial interiors market, especially in the U.S. corporate segment. These conditions significantly impaired our growth and profitability.

      Because we have substantial international operations, we are impacted, from time to time, by certain international developments that affect foreign currency transactions. For example, the performance of the Euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, adversely affected us to varying degrees in both 2000 and 2001, when the Euro was weak relative to the U.S. dollar. In 2002, however, when the Euro strengthened relative to the U.S. dollar, the translation of European revenues into U.S. dollars favorably affected us.

      During 2002, we had net sales of $924.1 million and a net loss of $87.7 million, or $1.75 per diluted share, after giving effect to a $55.4 million after-tax write-down associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 142 and a $23.4 million pre-tax restructuring charge, compared with net sales of $1.059 billion and a net loss of $36.3 million, or $0.72 per diluted share, during 2001 after giving effect to a $54.6 million pre-tax restructuring charge in that year. Net sales for 2002 consisted of floorcovering products (primarily modular and broadloom carpet) and related services ($710.0 million), interior fabrics sales ($199.3 million) and other specialty products sales ($14.8 million), accounting for 76.8%, 21.6% and 1.6%, respectively, of total sales. Net sales for 2001 consisted of sales of floorcovering products and related services ($833.8 million), interior fabrics sales ($209.9 million) and other specialty products sales ($15.1 million), accounting for 78.8%, 19.8% and 1.4% of total sales, respectively. All amounts (except for net income or loss) and percentages above for all periods exclude our raised/access flooring business, which we are reporting as “discontinued operations” as discussed below.

Discontinued Operations of Our Raised/Access Flooring Business

      Over the past few years, our raised/access flooring business has experienced a significant decline in demand, primarily due to decreased spending by technology companies. As a result, in the fourth quarter of 2002, we decided to discontinue our operation of our raised/access flooring business, either by an outright sale of that business to a third party or through creation of a joint venture or other strategic alliance with a third party to conduct that business. We expect to consummate a transaction under one of those approaches in 2003. As required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have therefore reported the results of operations for the raised/access flooring business, for all periods reflected herein, as “discontinued operations.” As a result, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes the results of our raised/access flooring business unless we indicate otherwise.

      The raised/access flooring business represented revenues of $22.8 million, $45.1 million and $60.1 million in years 2002, 2001 and 2000, respectively. Loss from operations of the raised/access flooring business, net of tax, was $2.5 million and $10.4 million (including pre-tax restructuring charges of $10.5 million in 2001 related to consolidation in the raised/access flooring business) in years 2002 and 2001, respectively; in 2000, income from operations of that business, net of tax, was $0.3 million. We recorded an impairment charge of $12.0 million, net of tax, during the fourth quarter of 2002 to adjust the carrying value of the assets of that business to their net realizable value.

Impact of Strategic Restructuring Initiatives

      As indicated above, we incurred substantial pre-tax restructuring charges in 2002, 2001 and 2000 — $23.4 million, $54.6 million and $21.0 million, respectively — as we implemented various initiatives to reduce our operating costs and strengthen our ability to generate free cash flow.

      The charge in 2002 reflected:

•	consolidation of three fabrics manufacturing facilities into other facilities;

•	further rationalization of the Re:Source Americas operations;

•	a reduction in force of over 200 employees; and

•	consolidation of certain European facilities.

      The charge in 2001 reflected:

•	the closure of our European broadloom facility;

•	further rationalization of our U.S. broadloom operations and certain European modular operations;

•	a reduction in force of over 800 employees; and

•	the consolidation of certain non-strategic Re:Source Americas operations.

      The charge in 2000 reflected:

•	the integration of our U.S. broadloom operations into a single manufacturing location;

•	the consolidation of a division’s administrative, manufacturing, and back-office functions;

•	a reduction of 425 employees in the U.S. and Europe;

•	the divestiture of certain non-strategic Re:Source Americas operations; and

•	the abandonment of manufacturing equipment utilized in the production of discontinued product lines.

      The 2002 restructuring charge was comprised of $10.6 million of cash expenditures for severance benefits and other costs, and $12.8 million of non-cash charges, primarily for the write-down of the carrying value and disposal of certain assets. We expect to incur an additional pre-tax charge of approximately $1.5 million during 2003 to complete the restructuring. The 2001 restructuring charge was comprised of $20.4 million of cash expenditures for severance benefits and other costs and $34.2 million of non-cash charges, primarily for the write-down of carrying value and disposal of assets, including goodwill. The 2001 restructuring initiatives had aspects that continued into 2002 and were completed by the end of the second quarter 2002. The 2000 restructuring charge was comprised of $12.8 million of cash expenditures for severance benefits and relocation costs and $8.2 million of non-cash charges, primarily for the write-down of impaired assets.

      These initiatives are producing the strategic results we targeted, in that we have reduced our cost structure and have strengthened our free cash flow position. We believe the 2002 restructuring initiatives alone will yield future annual cost savings of approximately $15 million, beginning with approximately $10 million in 2003, although there can be no guarantee that such savings will be achieved.

      Further discussion about the restructuring charges appears in the notes to the consolidated financial statements.

Goodwill Impairment Write-Down Under SFAS 142

      We adopted the new standards set forth in SFAS 142 for accounting for goodwill and other intangible assets effective on the first day of fiscal 2002, and in the second quarter of 2002, we completed the transitional goodwill impairment test required by SFAS 142. As a result of that testing, we determined that a portion of our goodwill and other intangible assets had been impaired, and we wrote down their value accordingly. The effect of that write-down (the after-tax charge of $55.4 million, or $1.10 per diluted share, referred to above) has been recorded as the cumulative effect of a change in accounting principle effective the first quarter of fiscal 2002, as required by SFAS 142. The charge had no cash effect and, as required, is presented net of tax. However, it affects significantly the comparisons of our results from period to period, both directly because of the charge itself in 2002, and indirectly because of the subsequent elimination of amortization of those assets.

      In effecting this accounting change and the related impairment testing, we used an outside consultant to help prepare valuations of reporting units in accordance with the new standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The test showed goodwill impairment in three overseas reporting units and five Americas reporting units. In all cases, the impairment primarily was attributable to actual and currently-forecasted revenue and profitability for the reporting unit being lower (consistent with the industry-wide decline in carpet sales and related services) than that anticipated at the time of the acquisition of the reporting unit.

Results of Operations

      The discussion and analyses of period results that follow reflect the factors and trends discussed in the preceding sections.

      The following table presents, as a percentage of net sales, certain items included in our consolidated statements of operations.

	Fiscal Year Ended

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.4	70.5	69.0

Gross profit on sales	28.6	29.5	31.0
Selling, general and administrative expenses	24.4	24.5	23.8
Restructuring charges	2.5	5.2	1.7

Operating income (loss)	1.6	(0.1)	5.5
Interest/Other expense	4.6	3.4	3.1

Income (loss) from continuing operations before taxes on income (benefit)	(3.0)	(3.5)	2.4
Taxes on income (benefit)	(1.1)	(1.1)	1.0

Income (loss) from continuing operations	(1.9)	(2.4)	1.4
Discontinued operations, net of tax	(1.6)	(1.0)	0.0
Cumulative effect of a change in accounting principle, net of tax	(6.0)	—	—

Net income (loss)	(9.5)	(3.4)	1.4

Fiscal 2002 Compared with Fiscal 2001

      Our net sales decreased $134.8 million (12.7%) compared with 2001. The decrease was attributable primarily to (1) reduced corporate profits in general as a result of poor macroeconomic conditions, which has led to decreased spending in the commercial interiors market, (2) the decline of panel fabric sales to certain original equipment manufacturer (OEM) furniture manufacturers (as a result of reduced demand in the commercial interiors market), and (3) the closure of our European broadloom carpet operations in the third quarter of 2001. The decrease was offset somewhat by progress on our market segmentation initiative, whereby we are enhancing our efforts to penetrate relatively untapped segments.

      Cost of sales, as a percentage of net sales, increased to 71.4% in 2002, compared with 70.5% in 2001, primarily as a result of (1) the under-absorption of fixed manufacturing costs due to lower volume levels, (2) a fluctuation in our relative sales mix from products which have had traditionally higher margins to those with traditionally lower margins, and (3) other manufacturing costs associated with scaling production to meet demand levels. The 2002 percentage was favorably affected by the benefits of our 2001 restructuring activities.

      Selling, general and administrative expenses declined by $33.5 million in 2002, to $225.6 million from $259.0 million in the prior year, as a result of (1) the continuation in 2002 of successful cost-cutting initiatives and other restructuring activities, and (2) the elimination in 2002 of amortization of goodwill, which was $9.8 million in 2001. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 24.4% in 2002 compared with 24.5% in 2001.

      Other expense (which is comprised primarily of interest expense) increased $6.4 million in 2002 compared with 2001, due primarily to our issuance of $175 million of 10.375% Senior Notes in 2002 (which have a higher interest rate than the debt the Senior Notes replaced) and higher interest rates on our revolving credit facility.

      The rate of the effective tax benefit recognized by the Company in 2002 was 35.8%, compared with an effective tax benefit rate of 30.8% in 2001. The increase in the tax benefit rate was due primarily to the existence in 2001 of goodwill amortization expense, which was non-deductible for tax purposes. Pursuant to SFAS 142, the amortization of goodwill was discontinued effective during the 2002 fiscal year.

      As a result of these factors, including those discussed in the preceding sections, our net loss was $87.7 million in 2002 versus a net loss of $36.3 million in 2001.

Fiscal 2001 Compared with Fiscal 2000

      Our net sales in 2001 decreased $165.0 million (13.5%) compared with 2000. The decrease was attributable primarily to (1) the decline of panel fabric sales to some OEM furniture manufacturers (as a result of reduced demand in the commercial interiors market), (2) poor macroeconomic conditions, and (3) the liquidation of our European broadloom operation.

      Cost of sales, as a percentage of net sales, increased to 70.5% in 2001, compared with 69.0% in 2000, primarily as a result of (1) the under-absorption of fixed manufacturing costs due to lower volume levels, and (2) other manufacturing costs associated with scaling production to meet demand levels.

      Selling, general and administrative expenses declined by $32.5 million in 2001, to $259.0 million from $291.5 million in the prior year, as a result of successful cost-cutting initiatives and other restructuring activities. Because of the lower level of net sales, however, selling, general and administrative expenses, as a percentage of net sales, increased to 24.5% in 2001 compared with 23.8% in 2000.

      Other expense decreased $1.1 million in 2001 compared with 2000, due primarily to lower London Interbank Offered Rate (LIBOR) interest rates.

      The rate of the effective tax benefit recognized by the Company in 2001 was 30.8%, compared to an effective tax rate of 42.0% in 2000. This change was due to the write-off of certain non-deductible amounts as part of the restructuring charge taken during 2001 that reduced the tax benefit to the Company.

      As a result of these factors, including those discussed in the preceding sections, our net loss was $36.3 million in 2001 versus net income of $17.3 million in 2000.

Liquidity and Capital Resources

General

      In our business, we require cash and other liquid assets primarily for purchases of raw materials and to pay other manufacturing costs, in addition to funding for normal course selling, general and administrative expenses, anticipated capital expenditures, and possible special projects. We generate our cash and other liquidity requirements from our operations, our accounts receivable securitization program, and borrowings or other arrangements under our revolving credit facility with a banking syndicate. Our management believes that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future, and that we will be able to continue our initiative to enhance the generation of free cash flow.

      At December 29, 2002, we had $34.1 million of cash and cash equivalents, and an additional $163.7 million of working capital. We also had $56.7 million of available borrowing capacity under our revolving credit facility at that date, subject to continued compliance with its covenants. The material terms of that facility, along with the material terms of the replacement facility that we are negotiating and expect to consummate in 2003, are summarized below.

      We currently estimate capital expenditures for 2003 of approximately $15 million, and we have purchase commitments of approximately $2.0 million for 2003. Based on current interest rate levels, we expect our interest expense in 2003 to be approximately $41 million.

Revolving Credit Facility

      On January 17, 2002, in conjunction with our issuance of $175 million of 10.375% Senior Notes, we amended and restated our primary revolving credit facility with a banking syndicate. Under the credit facility as amended and restated, the aggregate amount of loans and letters of credit available to us at any one time is the lesser of (i) $100 million, or (ii) a borrowing base equal to the sum of specified percentages of our eligible domestic accounts receivable at such time (excluding those transferred under our accounts receivables securitization program described below), the net book value of our eligible domestic inventory at such time, and the net book value of our eligible domestic property, plant and equipment at such time (the percentages and eligibility requirements for the borrowing base are specified in the credit facility). The aggregate amount of loans and letters of credit that we and certain of our foreign subsidiaries may obtain under the credit facility in foreign currencies is $50 million (and any such foreign currency borrowings will count against the availability under the entire $100 million facility). Interest on our borrowings is charged at varying rates based on our ability to meet certain performance criteria.

      The credit facility contains covenants that limit our ability, among other things, to:

•	incur indebtedness or contingent obligations;

•	make certain restricted payments, such as cash dividends and debt repayments prior to scheduled maturity;

•	make acquisitions of or investments in businesses (in excess of certain specified amounts);

•	sell or dispose of assets (in excess of certain specified amounts);

•	create or incur liens on assets;

•	purchase or redeem any of our stock (other than as permitted under the credit facility); or

•	enter into sale and leaseback transactions.

      The credit facility also requires that we meet certain financial tests (including an interest coverage ratio test, a funded debt coverage ratio test, a minimum net worth test and a fixed charge coverage ratio test), use specified excess cash flows or proceeds from certain asset sales to repay borrowings under the credit facility, and comply with certain other reporting, affirmative and negative covenants.

      If we fail to perform or breach any of our affirmative or negative covenants under the credit facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc.), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ co-agents may, and upon the written request of a specified percentage of the lender group, shall: (1) declare all commitments of the lenders under the amended and restated credit facility terminated; (2) declare all amounts outstanding or accrued thereunder immediately due and payable; and (3) exercise other rights and remedies available to them under the credit agreement and applicable law.

      The credit facility is secured by substantially all of the assets of our domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier material foreign subsidiaries. The collateral documents provide that, if an event of default occurs under the credit facility, the lenders’ collateral agent may, upon the request of the specified percentage of lenders, exercise remedies with respect to the collateral that include foreclosing mortgages on our real estate assets, taking possession of or reselling our personal property assets, collecting our accounts receivables, or exercising proxies to take control of the pledged stock of our domestic and first-tier material foreign subsidiaries.

      The credit facility matures on May 15, 2005, subject to a possible extension of that date to January 17, 2007 if (i) the outstanding principal balance of our 9.5% Senior Subordinated Notes on May 15, 2005 is less than or equal to $50 million and (ii) the availability under the credit facility exceeds the principal amount of the 9.5% Senior Subordinated Notes then outstanding. (In addition, there will be a reserve from the availability under the credit facility for the amount of such 9.5% Senior Subordinated Notes during such extension.)

      We currently are working with our banking syndicate to further amend and restate the credit facility. As currently contemplated, the proposed amended and restated credit facility would differ from the existing credit facility in certain respects, including the following:

•	the amended and restated credit facility would mature on May 31, 2005 unless excess availability under the new credit facility plus unrestricted cash balances exceed a to-be-determined percentage of the outstanding balance of the 9.5% Senior Subordinated Notes outstanding from time to time, and if that is the case, the maturity date will be extended for a period not to exceed five years from the anniversary of the closing date of the new credit facility and six months prior to the maturity of the 7.3% Senior Notes due 2008.

•	the financial covenants will include a fixed charge coverage ratio test, a funded debt coverage ratio test, and a minimum excess availability test, but these covenants would not be applicable unless and until excess availability under the credit facility is less than a to-be-determined amount;

•	the borrowing base would be modified by (i) increasing the advance rate on eligible domestic receivables from 20% to 85%, (ii) limiting advances against each of the eligible domestic inventory and the eligible U.K. inventory to 85% of the net orderly liquidation value of such inventory, (iii) modifying the advance rate against eligible domestic plant, property and equipment (and imposing a sublimit of $22.5 million for the portion of the borrowing base attributable to such collateral), (iv) deducting from the borrowing base for advances to the domestic borrower a fixed and continuing minimum availability reserve of $10.0 million and (v) expanding the borrowing base to include, for purposes of loans made to Interface Europe Ltd. (which is a subsidiary of Interface, Inc. and a permitted foreign borrower under the proposed amended and restated credit facility), the sum of specified percentages of (1) Interface Europe Ltd.’s eligible accounts receivable arising from the sale of its inventory located in the United Kingdom and denominated in British pounds sterling or United States dollars (the “UK Accounts Receivable”), (2) Interface Europe, Ltd.’s eligible inventory located in the United Kingdom (the “UK Inventory”), valued at the lower of cost or market, and (3) subject to a sublimit, the equipment of Interface Europe Ltd. located in the United Kingdom (the “UK Equipment”);

•	all obligations of Interface Europe Ltd. under the credit facility will be secured by the UK Accounts Receivable, the UK Inventory, and the UK Equipment.

      We anticipate consummating the proposed amendment and restatement of the credit facility during the second quarter of 2003.

     Analysis of Cash Flows

      Operating activities and proceeds from long-term debt provided our primary sources of cash during each of the last three fiscal years. In 2002, operating activities (including the discontinued operations of our raised/access flooring business) generated $58.4 million of cash compared with $18.3 million in 2001 and $71.4 million in 2000. The decrease in cash generated from operating activities in 2001 compared with 2000 was due primarily to the decline in our results of operations. From 2001 to 2002, the increase in cash generated from operating activities was attributable primarily to working capital reductions resulting from improved receivables collections and inventory reductions.

      The primary uses of cash during the last three fiscal years have been (1) acquisitions of businesses, (2) additions to property and equipment at our manufacturing facilities, (3) cash dividends, and (4) expenditures related to our debt and equity repurchase programs. For the fiscal years ended 2002, 2001 and 2000: (i) acquisitions of businesses (net of dispositions) required $0, $2.2 million and $29.9 million, respectively; (ii) additions to property and equipment required $14.3 million, $30.0 million and $30.5 million, respectively; (iii) dividends required $2.3 million, $7.6 million and $9.2 million, respectively; and (iv) debt and equity repurchases required $5.0 million, $2.2 million and $6.8 million, respectively. In addition, in 2002, we incurred $5.8 million in debt issuance costs, primarily relating to our issuance of Senior Notes.

      Pursuant to our share repurchase program, we were authorized to repurchase up to 4,000,000 shares of Class A Common Stock in the open market. This program expired on May 19, 2002. As of that date, we had repurchased an aggregate of 3,075,113 shares of Class A Common Stock since the beginning of the program, at prices ranging from $3.41 to $16.78.

      Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.

Funding Obligations

      We have various contractual commitments and other obligations that we must fund in 2003 (including the $2.0 million of capital expenditure commitments noted above) and future years as part of our normal operations. Summary information about these matters is set forth in the following tables.

      The following table discloses aggregate information, as of December 29, 2002, about our contractual obligations (including the contractual obligations of the discontinued operations of our raised/access flooring business) and the periods in which payments are due:

		Payments Due by Period
	Total
	Payments	Less than			More than
	Due	1 year	1-3 years	3-5 years	5 years

	(In thousands)
Long-Term Debt	$6,505	$—	$5	$—	$6,500
Senior and Senior Subordinated Notes	445,000	—	120,000	—	325,000
Operating Leases	114,866	23,478	28,881	20,851	41,656
Unconditional Purchase Obligations*	2,042	2,042	—	—	—

Total Contractual Cash Obligations	$568,413	$25,520	$148,886	$20,851	$373,156

*	Represents the capital expenditure commitments noted above. In addition to this amount, we have various agreements to purchase goods or services, none of which agreements is material.

      The following table discloses aggregate information, as of December 29, 2002, about other commercial commitments (including the commercial commitments of the discontinued operations of our raised/access flooring business) for which we could be obligated to pay in the future but are not included in our consolidated balance sheet.

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
	Committed	1 year	1-3 years	3-5 years	5 years

	(In thousands)
Revolving Credit Facility(1)	$100,000	$—	$100,000	$—	$—
Other Lines of Credit(2)	16,750	16,750	—	—	—

Total Commercial Commitments	$116,750	$16,750	$100,000	$—	$—

(1)	Includes $14.1 million in standby letters of credit outstanding under the revolving credit facility.

(2)	Represents 365-day facilities available under subsidiaries’ names that were not drawn upon.

Critical Accounting Policies

      High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of the financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events may not develop as forecasted, and the best estimates routinely require adjustment.

      Revenue Recognition on Long-Term Contracts. A portion of our revenues is derived from long-term contracts which are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Long-term fixed-price contracts are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

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

      Environmental Remediation. We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. In 2002, certain developments transpired with respect to our estimated environmental liability associated with our Chatham fabrics operations in Elkin, North Carolina. (See the discussion of “Accrued Expenses” in the Notes to Consolidated Financial Statements in Item 8.) As a result, we reduced the amount of our accrual for such liabilities by $4.2 million. The reduction of the accrual was recorded as a reduction of “other expense” in 2002.

      Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. If actual market value is less favorable than that estimated by management, additional write-downs may be required.

      Goodwill. Pursuant to SFAS 142, we no longer amortize goodwill, but instead test goodwill for impairment at least annually. We use an outside consultant to help prepare valuations of reporting units, and those valuations are compared with the respective book values of the reporting units to determine whether any goodwill impairment exists. In preparing the valuations, past, present and expected future performance is considered. If impairment is indicated, a loss is recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill. If the actual fair value of the goodwill is determined to be less than that estimated, an additional write-down may be required.

Off-Balance Sheet Arrangements

Accounts Receivable Securitization Program

      In February 2003, we commenced an accounts receivable securitization program, referred to as the “Securitization Program”, that provides funding from the sale of trade accounts receivable generated by certain of our operating subsidiaries. (Prior to February 2003, we had two successive similar programs, the earliest of which began in 1995.) As of February 28, 2003, Interface Fabrics Group Marketing, Inc., Interface Teknit, Inc., Interface TekSolutions, LLC, Pandel, Inc., and Interface Americas, Inc. (who are, collectively, referred to as the “Originators”) were the only subsidiaries participating in the Securitization Program.

      Under the Securitization Program, Interface purchases, on a daily basis, accounts receivable from the Originators for a cash purchase price equal to the outstanding balance of the receivables at the time of sale (net of a discount intended to give Interface a reasonable return on its investment in the receivables after taking into account the time value of that investment based on the anticipated dates of collection of such receivables and the risk of nonpayment of such receivables) pursuant to a receivables transfer agreement. A single-purpose, wholly owned subsidiary of Interface, Interface Securitization Corporation, referred to as “ISC”, purchases on a daily basis accounts receivable from Interface for cash and a subordinate loan for a purchase price equal to the outstanding balance of the receivables at the time of sale (also net of a discount intended to give ISC a reasonable return on its investment in the receivables after taking into account the time value of that investment based on the anticipated dates of collection of such receivables and the risk of nonpayment of such receivables). Pursuant to a loan agreement among ISC, as borrower, Interface, as servicer, Three Pillars Funding Corporation, as lender, referred to as “Lender”, and SunTrust Capital Markets, Inc., as administrator, referred to as “Administrator”, the Lender has agreed to make revolving loans from time to time to ISC in an amount not to exceed at any one time the lesser of $50,000,000 or the amount of ISC’s borrowing base at such time (with ISC’s borrowing base being equal to the sum of the total unpaid balance of its receivables at such time which meet certain specified eligibility criteria multiplied by an advance rate equal to 100% minus reserves which take into account anticipated loss, dilution, financing costs and servicing costs for the Securitization Program). The Lender’s commitment to provide such loans has a 364-day term, but can be extended by the Lender for additional periods of 364-days each. Borrowings by ISC under the Securitization Program’s loan agreement bear interest at a rate equal to the Lender’s cost of funding such borrowings with its commercial paper issuances plus a specified margin, but if the Lender is not using its commercial paper to fund its loans to ISC, then such loans bear interest at the one-month London Interbank

Offered Rate (LIBOR) plus a specified margin. Borrowings by ISC under this loan agreement are secured by all of the receivables purchased by ISC from Interface and certain related property of ISC.

      As of February 28, 2003, the aggregate outstanding principal balance of loans made by the Lender to ISC under the loan agreement was $28.0 million, and the aggregate unpaid balance of the receivables securing such loans on that date was $47.2 million.

      The loan agreement specifies several events of default that would permit the Lender to cease making loans under the loan agreement and to demand immediate payment of all outstanding loans already made under the loan agreement and which also would enable the Lender and Administrator to replace Interface as the servicer of the receivables. In that event, it is expected that Interface would seek to borrow a sufficient sum under its own revolving credit facility to permit ISC to repay all amounts owing to the Lender under the Securitization Program’s loan agreement. However, the occurrence of any event of default under the Securitization Program’s loan agreement may also constitute an event of default under Interface’s revolving credit facility, which would permit Interface’s lenders to withhold future loans to Interface. If Interface were not able to borrow sufficient sums under its revolving credit facility (or otherwise obtain the funding necessary) to refinance the Lender’s loans under the Securitization Program, then control of collections on the receivables in the pool would remain with the Lender and its Administrator until the Lender’s loans are fully repaid. However, if the Lender is no longer obligated to continue to make loans under the loan agreement for the Securitization Program, the Originators are not obligated to continue to sell their receivables to Interface and Interface is not obligated to continue to sell receivables to ISC.

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

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. We are in the process of evaluating the impact this standard will have on our financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The amendments to SFAS 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 relating to disclosures and the amendment to APB 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS 123 and currently believes that the adoption of SFAS 148 will not have a material impact on our financial statements.

      In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. The issuance of FIN 46 had no effect on our financial statements.

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

Interest Rate Market Risk Exposure

      Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. We maintain the fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agree to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. During 2002, we utilized interest rate swap agreements to effectively convert approximately $125 million of fixed rate debt into variable rate debt. As a result, during 2002, our interest expense was approximately $3.5 million lower than it would have been in the absence of our interest rate swap agreements. If the LIBOR rate increases in the future, we may be required to pay more interest expense than we would pay in the absence of the swap agreements. We currently maintain 70% and 30% of our total long-term debt in fixed and variable interest rates, respectively.

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

      At December 29, 2002, we recognized a $21.1 million increase in our foreign currency translation adjustment account compared to December 30, 2001, because of the strengthening of certain currencies against the U.S. dollar. The increase was associated primarily with certain foreign subsidiaries located within the U.K. and continental Europe.

Sensitivity Analysis

      For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

      To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 29, 2002. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

      Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt and interest rate swap agreement would be impacted by a net decrease of $22.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $24.5 million.

Foreign Currency Exchange Rate Risk

      As of December 29, 2002, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $6.3 million or an increase in the fair value of our financial instruments of $5.1 million. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	2002	2001	2000

	(In thousands, except share data)
Net sales	$924,084	$1,058,846	$1,223,895
Cost of sales	659,910	746,320	844,447

Gross profit on sales	264,174	312,526	379,448
Selling, general and administrative expenses	225,569	259,039	291,548
Restructuring charges	23,449	54,577	21,047

Operating income (loss)	15,156	(1,090)	66,853

Other expense
Interest expense	42,022	35,887	36,959
Other	798	490	479

Total other expense	42,820	36,377	37,438

Income (loss) from continuing operations before taxes on income (benefit)	(27,664)	(37,467)	29,415
Taxes on income (benefit)	(9,905)	(11,546)	12,352

Income (loss) from continuing operations	(17,759)	(25,921)	17,063
Discontinued operations, net of tax	(14,525)	(10,366)	258
Cumulative effect of a change in accounting principle, net of tax	(55,380)	—	—

Net income (loss)	$(87,664)	$(36,287)	$17,321

Basic and diluted earnings (loss) per common share
Income (loss) from continuing operations	$(0.36)	$(0.52)	$0.34
Discontinued operations	(0.29)	(0.20)	—
Cumulative effect of a change in accounting principle	(1.10)	—	—

Net income (loss)	$(1.75)	$(0.72)	$0.34

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended

	2002	2001	2000

	(In thousands)
Net income (loss)	$(87,664)	$(36,287)	$17,321
Other comprehensive income (loss)
Foreign currency translation adjustment	21,099	(14,024)	(19,281)
Minimum pension liability adjustment	(14,892)	(11,061)	—
Unrealized gain on fair value hedges, net of tax	3,154	—	—

Comprehensive loss	$(78,303)	$(61,372)	$(1,960)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	2002	2001

	(In thousands)
Assets
Current
Cash	$34,134	$788
Accounts receivable, net	137,486	154,944
Inventories	134,656	159,497
Prepaid expenses and other current assets	33,042	30,360
Deferred income taxes	9,911	17,640
Assets of business held for sale	17,492	37,018

Total current assets	366,721	400,247
Property and equipment, net	213,059	241,917
Other	73,201	63,351
Goodwill	210,529	249,239

	$863,510	$954,754

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$55,836	$62,068
Accrued expenses	106,143	94,632
Current maturities of long-term debt	—	1,667
Liabilities of business held for sale	6,933	17,598

Total current liabilities	168,912	175,965
Long-term debt, less current maturities	—	171,827
Senior notes	325,000	150,000
Senior subordinated notes	120,000	125,000
Deferred income taxes	20,520	25,047

Total liabilities	634,432	647,839

Minority interest	4,907	4,440

Shareholders’ equity
Preferred stock	—	—
Common stock	5,120	5,082
Additional paid-in capital	221,751	219,490
Retained earnings	85,976	175,940
Foreign currency translation adjustment	(65,877)	(86,976)
Minimum pension liability	(25,953)	(11,061)
Unrealized gain on fair value hedges, net of tax	3,154	—

Total shareholders’ equity	224,171	302,475

	$863,510	$954,754

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2002	2001	2000

	(In thousands)
Operating Activities
Net income (loss)	$(87,664)	$(36,287)	$17,321
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	35,328	46,421	49,586
Bad debt expense	3,511	5,774	5,909
Restructuring charges	12,785	33,247	8,210
Deferred income taxes	1,195	(18,784)	(7,209)
Cumulative effect of a change in accounting principle	55,380	—	—
Loss (income) from discontinued operations	14,525	10,366	(258)
Working capital changes
Accounts receivable	20,579	17,571	3,757
Inventories	27,224	22,702	(6,513)
Prepaid expenses	5,341	(18,726)	3,217
Accounts payable and accrued expenses	(19,542)	(46,355)	4,480

Cash provided by operating activities from continuing operations	68,662	15,929	78,500
Cash provided by (used in) operating activities of discontinued operations	(11,285)	2,373	(7,068)

Cash provided by operating activities	57,377	18,302	71,432

Investing Activities
Capital expenditures	(14,344)	(30,036)	(30,495)
Net cash paid for acquisitions of businesses	—	(2,198)	(29,872)
Other	(397)	(12,447)	(10,876)

Cash used in investing activities	(14,741)	(44,681)	(71,243)

Financing Activities
Issuance of senior notes	175,000	—	—
Repurchase of senior subordinated notes	(5,000)	—	—
Debt issuance costs	(5,755)	—	—
Borrowings on long-term debt	—	341,140	211,323
Principal repayments on long-term debt	(173,489)	(309,882)	(191,023)
Expenditures under share repurchase program	—	(2,217)	(6,842)
Proceeds from issuance of common stock	1,341	269	496
Dividends paid	(2,300)	(7,628)	(9,243)
Other	—	(1,272)	—

Cash provided by (used in) financing activities	(10,203)	20,410	4,711

Net cash provided by (used in) operating, investing and financing activities	32,433	(5,969)	4,900
Effect of exchange rate changes on cash	913	(1,099)	413

Cash
Net increase (decrease)	33,346	(7,068)	5,313
Balance, beginning of year	788	7,856	2,543

Balance, end of year	$34,134	$788	$7,856

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

      The Company has announced its intent to sell or otherwise create a joint venture or strategic alliance for its raised/access flooring business. The balances of this business have been segregated and reported as discontinued operations for all periods presented.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples include provisions for returns, bad debts, product claims reserves, estimates of costs to complete performance contracts, inventory obsolescence and the length of product life cycles, accruals associated with restructuring activities, income tax exposures, environmental liabilities, and the carrying value of the goodwill and property and equipment. Actual results could vary from these estimates.

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

Assets and Liabilities of Businesses Held for Sale

      The Company considers businesses to be held for sale when management approves and commits to a formal plan to actively market a business for sale. Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. The Company ceases to record depreciation expense at that time.

Property and Equipment and Long-Lived Assets

      Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements — ten to fifty years; and furniture and equipment — three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs of approximately $0.1 million, $0.7 million, and $0.5 million for the years ended 2002, 2001, and 2000, respectively. Depreciation expense amounted to approximately $30.9 million, $33.3 million, and $36.9 million for the years ended 2002, 2001, and 2000, respectively. These amounts exclude depreciation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense of approximately $0.8 million, $1.3 million, and $1.0 million for 2002, 2001 and 2000, respectively, related to the discontinued operations of the raised/access flooring business.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement were effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on our financial statements.

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

      In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact this standard will have on the Company’s financial statements.

Goodwill

      Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of SFAS 142 on December 31, 2001, goodwill was amortized on a straight-line basis over the periods benefited, principally twenty-five to forty years. Accumulated amortization amounted to approximately $88.3 million at both December 29, 2002 and December 30, 2001, and cumulative impairment losses recognized were $57.2 million as of December 29, 2002.

      In June 2001, the FASB finalized SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and to purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company was also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

      The Company’s previous business combinations were accounted for using the purchase method. As of December 29, 2002 and December 30, 2001, the net carrying amount of goodwill was $210.5 million and $249.2 million, respectively, excluding goodwill of $2.6 million as of December 30, 2001 related to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations of the raised/access flooring business. Other intangible assets were $4.4 million and $4.5 million as of December 29, 2002 and December 30, 2001, respectively. Amortization expense during the years ended December 29, 2002, December 30, 2001 and December 31, 2000 was $0.2 million, $9.8 million and $9.3 million, respectively.

      The Company adopted the new standards of accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. In the second quarter of 2002, the Company completed the transitional goodwill impairment test required by SFAS 142. The Company used an outside consultant to help prepare valuations of reporting units in accordance with the new standard, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The test showed goodwill impairment in three overseas reporting units and five Americas reporting units. In all cases, the impairment primarily was attributable to actual and currently-forecasted revenue and profitability for the reporting unit being lower (consistent with the industry-wide decline in carpet sales and related services) than that anticipated at the time of the acquisition of the reporting unit. The effect of this accounting change (an after-tax charge of $55.4 million, or $1.10 per diluted share) has been recorded as the cumulative effect of a change in accounting principle effective the first quarter of fiscal 2002, as required by SFAS 142. The charge had no cash effect, and, as required, is presented net of tax.

      During the fourth quarter of 2002, the Company performed the annual goodwill impairment test required by SFAS 142 using a methodology similar to the transitional test. No additional impairment was indicated.

      The following table presents the impact SFAS 142 would have had on income (loss) from continuing operations, net income (loss), and the respective per share amounts, if adopted in the first quarter of 2000:

	2002	2001	2000

	(In thousands, except
	per share amounts)
Reported income (loss) from continuing operations	$(17,759)	$(25,921)	$17,063
Adjustments:
Goodwill amortization	—	9,817	9,366
Income taxes	—	(1,460)	(1,280)

Adjusted income (loss) from continuing operations	$(17,759)	$(17,564)	$25,149

Reported net income (loss)	$(87,664)	$(36,287)	$17,321
Adjustments:
Goodwill amortization	—	9,817	9,366
Income taxes	—	(1,460)	(1,280)

Adjusted net income (loss)	$(87,664)	$(27,930)	$25,407

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

	(In thousands, except
	per share amounts)
Basic earnings per share:
Income (loss) from continuing operations:
Reported	$(0.36)	$(0.52)	$0.34
Adjusted	$(0.36)	$(0.35)	$0.50
Net income (loss):
Reported	$(1.75)	$(0.72)	$0.34
Adjusted	$(1.75)	$(0.56)	$0.50
Diluted earnings per share:
Income (loss) from continuing operations:
Reported	$(0.36)	$(0.52)	$0.34
Adjusted	$(0.36)	$(0.35)	$0.49
Net income (loss):
Reported	$(1.75)	$(0.72)	$0.34
Adjusted	$(1.75)	$(0.56)	$0.50

      The changes in the carrying amount of goodwill for the year ended December 29, 2002, by segment are as follows:

	Balance	Impairment		Balance
	December 30,	Loss	Foreign Currency	December 29,
	2001	Recognized	Translation Gain	2002

	(In thousands)
Floorcovering Products/Services	$201,327	$(54,587)	$13,512	$160,252
Interior Fabrics	47,912	—	2,365	50,277

Total continuing operations	249,239	(54,587)	15,877	210,529
Discontinued operations	2,635	(2,635)	—	—

	$251,874	$(57,222)	$15,877	$210,529

Taxes on Income

      The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date.

Revenue Recognition

      Revenue is recognized on the sale of products or services when the products are shipped or the services are performed, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. The Company’s delivery term typically is F.O.B. shipping point. Revenues and estimated profits on performance contracts are recognized under the percentage of completion method of accounting using the cost-to-cost methodology. Profit estimates are revised periodically based upon changes in facts. Any losses identified on contracts are recognized immediately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with EITF 00-10, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in cost of sales in the consolidated statements of operations.

      Pursuant to the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” the Company has reviewed its accounting policies for the recognition of revenue. SAB No. 101 was required to be implemented in fourth quarter 2000. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company’s policies for revenue recognition are consistent with the views expressed within SAB No. 101.

Cash, Cash Equivalents and Short-Term Investments

      Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments.

      At December 29, 2002 and December 30, 2001, checks issued against future deposits totaled approximately $1.1 million and $20.2 million, respectively. Cash payments for interest amounted to approximately $35.1 million, $42.6 million, and $41.4 million, for the years ended 2002, 2001, and 2000, respectively. Income tax payments amounted to approximately $0.6 million, $5.8 million, and $11.8 million, for the years ended 2002, 2001, and 2000, respectively.

Fair Values of Financial Instruments

      Fair values of cash and cash equivalents, short-term investments and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt and swaps are based on quoted market prices or pricing models using current market rates.

Translation of Foreign Currencies

      The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in income.

Stock Based Compensation

      As of the fiscal year ended 2002, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” footnote. Those plans are accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expenses related to stock option plans were not material for 2002, 2001, and 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 were applied to stock based employee compensation:

	Fiscal Year Ended

	2002	2001	2000

	(In thousands, except share data)
Net income (loss) as reported	$(87,664)	$(36,287)	$17,321
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,474)	(2,410)	(2,026)

Pro forma net income (loss)	$(90,138)	$(38,697)	$15,295

Basic and diluted earnings (loss) per share as reported	$(1.75)	$(0.72)	$0.34
Basic and diluted pro forma earnings (loss) per share	(1.80)	(0.77)	0.30

      For the purposes of the disclosures required by SFAS 123, the fair value of stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000: Dividend yield of 0.0% in 2002, 1.2% in 2001, and 2.1% in 2000; expected volatility of 50% in 2002, 50% in 2001, and 40% in 2000; a risk-free interest rate of 4.51% in 2002, 5.09% in 2001, and 6.38% in 2000; and an expected option life of 6.5 years in 2002, 6.5 years in 2001, and 6.5 years in 2000.

      The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2002, 2001, and 2000 were $3.43, $2.95, and $2.55 per share, respectively.

Derivative Financial Instruments

      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, effective January 1, 2001. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133, as amended, did not have a material impact on the Company’s consolidated financial statements.

Fiscal Year

      The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2002,” “2001,” and “2000,” mean the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000, respectively. Fiscal years 2002, 2001 and 2000 were each comprised of 52 weeks.

RECEIVABLES

      The Company, through a separate single purpose corporate entity, Interface Securitization Corporation (“ISC”), maintained during 2002 an agreement with a financial institution to sell commercial accounts receivable generated by certain of our operating subsidiaries. As of December 29, 2002, the agreement provided for up to a maximum amount of $50.0 million of funding from the sale of such receivables. (In February 2002, the maximum amount of funding available was reduced to from $65.0 million to $50.0 million.) Prior to December 2000, the Company had a similar program with another financial institution that began in 1995. As of December 29, 2002, Bentley Prince Street, Inc., Chatham Marketing Co., Guilford of Maine Marketing Co., Intek Marketing Co., Interface Americas, Inc., Interface Architectural Resources,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inc., Interface Flooring Systems, Inc., Pandel, Inc. and Toltec Fabrics, Inc. were the only subsidiaries participating in the Securitization Program. Cash proceeds from the sale and securitization of these receivables were $35.0 million and $20.0 million in 2002 and 2001, respectively. No significant gain or loss resulted from these transactions. The Company expects recourse amounts associated with the aforementioned sale and securitization activities to be minimal and believes it has adequate reserves to cover potential losses. The receivables sold at December 29, 2002 and December 30, 2001 amounted to $30.0 million and $34.0 million, respectively. The assets of ISC are available first and foremost to satisfy the claims of its creditors. During February 2003, the Company terminated this agreement and entered into a substantially similar agreement with another financial institution.

      Effective January 1, 2001, the Company adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of SFAS No. 125”. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and revises the accounting standards for securitizations and transfers of financial assets and collateral. The adoption of SFAS 140 did not have a material effect on the Company’s results of operations and financial position.

      In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46 does not apply to qualifying special purpose entities such as ISC. These qualifying special purpose entities will continue to be accounted for in accordance with SFAS 140.

      The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 29, 2002 and December 30, 2001, the allowance for bad debts amounted to approximately $9.8 million and $10.0 million, respectively, for all accounts receivable of the Company.

      In the second quarter of 2002, the Company concluded that certain assets (specifically, accounts receivable and inventory) of Interface Americas Re:Source Technologies, Inc., a subsidiary of the Company which produced adhesives and certain specialty chemicals, were overstated by approximately $3.9 million. As a result, the Company recorded an appropriate charge, which is included in the caption “other expense” in the Statement of Operations, in the second quarter 2002 to write down the carrying amount of those assets.

INVENTORIES

      Inventories are summarized as follows:

	2002	2001

	(In thousands)
Finished goods	$79,005	$82,656
Work-in-process	13,037	13,983
Raw materials	42,614	62,858

	$134,656	$159,497

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

	2002	2001

	(In thousands)
Land	$7,865	$11,439
Buildings	120,270	132,970
Equipment	379,263	362,816

	507,398	507,225
Accumulated depreciation	(294,339)	(265,308)

	$213,059	$241,917

      The estimated cost to complete construction-in-progress for which the Company was committed at December 29, 2002 was approximately $2.0 million.

ACCRUED EXPENSES

      Accrued expenses are summarized as follows:

	2002	2001

	(In thousands)
Pension	$25,953	$11,061
Compensation	18,715	25,278
Interest	11,552	4,551
Restructuring	7,385	15,636
Environmental	4,231	9,049
Other	38,307	29,057

	$106,143	$94,632

      During May 2000, the Company acquired certain assets and assumed certain liabilities of the Chatham Manufacturing division of CMI Industries, Inc. (“Chatham”). As part of the acquisition, the Company engaged environmental consultants to review potential environmental liabilities at all Chatham properties. Based on their review, the environmental consultants recommended certain environmental remedial actions, including groundwater monitoring, and estimated the costs thereof. The Company is currently taking steps to implement the recommended actions at Chatham.

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

      As a result, and based upon the cost estimates provided by the environmental consultants, the Company now believes that the estimated range of the net present value of reasonably predictable costs of groundwater monitoring and other remedial actions at Chatham and the wastewater treatment facility is between $4.0 million and $6.3 million. As of December 30, 2001, the Company had accrued approximately $9.0 million, which at that time represented the best estimate available of the net present value of the costs of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remedial actions discounted at 6%. In light of the developments described above, the accrual has been reduced by $4.2 million. The reduction of the accrual was recorded as a reduction of “other expense” in the Statement of Operations during the quarter ended June 30, 2002, as there was no goodwill associated with the Chatham acquisition.

      Actual costs related to groundwater monitoring and other remedial actions at Chatham incurred during 2002 and 2001 were approximately $0.6 million and $1.5 million, respectively. Costs incurred during 2000 were insignificant. Actual costs incurred will depend upon numerous factors, including (i) the actual method and results of the remedial actions; (ii) the outcome of negotiations with regulatory authorities and other interested parties; (iii) changes in environmental laws and regulations; (iv) technological developments and advancements; and (v) the years of remedial activity required. Based on the information currently available, the Company does not expect that any unrecorded liability related to the above matters would materially affect the consolidated financial position or results of operations of the Company. Environmental accruals are routinely reviewed as events and developments warrant and are subjected to a comprehensive annual review.

BORROWINGS

Long-Term Debt

      Long-term debt consisted of the following:

	2002	2001

	(In thousands)
Revolving credit facilities
U.S. dollar	$—	$129,250
Japanese yen	—	7,545
British pound sterling	—	30,515
Euro	—	4,415
Other	—	1,769

Total long-term debt	—	173,494
Less current maturities	—	(1,667)

	$—	$171,827

      On August 8, 2001, the Company amended its revolving credit facility. The amendment, among other things, (i) eased certain financial covenants, (ii) increased pricing on borrowings to reflect current market conditions, (iii) decreased the revolving credit limit from $300 million to $250 million, and (iv) granted first priority security interests in and liens on all of our assets and substantially all of the assets of our material domestic subsidiaries, including all of the stock of our domestic subsidiaries and up to 65% of the stock of our material first-tier foreign subsidiaries.

      On January 17, 2002, the revolving credit facility was further amended and restated to, among other things, substitute certain lenders, change certain covenants, and reduce the maximum borrowing amount to $100 million (subject to an asset borrowing base). In connection with the amendment and restatement of the facility, the Company issued the 10.375% Senior Notes discussed below. The amended facility matures May 15, 2005, subject to a possible extension of that maturity date to January 17, 2007 if the Company meets certain conditions relating to the repayment of long-term debt. Interest is charged at varying rates based on the Company’s ability to meet certain performance criteria.

      In December 2002, we further amended our revolving credit facility. The amendment, among other things: (1) eased the interest coverage ratio covenant; (2) added a fixed charge coverage ratio covenant; (3) changed the borrowing base formula; (4) enlarged the lenders’ letters of credit subcommitment from $15 million to $20 million; and (5) increased pricing on borrowings in certain circumstances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Notes are guaranteed, jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. The Senior Notes are redeemable up to 35% at any time prior to February 1, 2005 with the proceeds of one or more equity offerings at a price of 110 3/8% of the principal amount. At December 29, 2002 the estimated fair value of these notes based on then current market prices was approximately $167.1 million.

7.3% Senior Notes

      The Company has outstanding $150 million in 7.3% Senior Notes due 2008. Interest is payable semi-annually on April 1 and October 1.

      The Senior Notes are unsecured, senior notes and are guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries. The Senior Notes are redeemable, in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present value of the remaining scheduled payments, discounted on a semi-annual basis at the treasury rate plus 50 basis points, plus, in the case of each of (i) and (ii) above, accrued interest to the date of redemption. At December 29, 2002 and December 30, 2001, the estimated fair value of these notes based on then current market prices was approximately $128.3 million and $127.5 million, respectively.

9.5% Senior Subordinated Notes

      As of December 29, 2002 and December 30, 2001, the Company had outstanding $120 million and $125 million, respectively, in 9.5% Senior Subordinated Notes due 2005. Interest is payable semi-annually on May 15 and November 15. During 2002, the Company repurchased $5 million of 9.5% Senior Subordinated Notes for an amount that approximated their face value plus accrued interest.

      The Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of the Company’s domestic subsidiaries. The Notes became redeemable for cash after November 15, 2000 at the Company’s option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on November 15, 2003, plus accrued interest thereon to the date fixed for redemption. At December 29, 2002 and December 30, 2001, the estimated fair value of these notes based on then current market prices was approximately $105.0 million and $111.3 million, respectively.

Lines of Credit and Standby Letters of Credit

      Subsidiaries of the Company have an aggregate of $16.8 million of lines of credit available at interest rates ranging from 1.0% to 7.3%. No amounts were outstanding under these lines of credit as of December 29, 2002. Subsidiaries of the Company also have an aggregate of $14.1 million of standby letters of credit outstanding, related primarily to the debt of a subsidiary and workers compensation liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Preferred Share Purchase Rights

      The Company has previously issued one purchase right (a “Right”) in respect of each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one two-hundredth of a share (a “Unit”) of Series B Participating Cumulative Preferred Stock (the “Series B Preferred Stock”).

      The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that acquires (without the consent of the Company’s Board of Directors) more than 15% of the outstanding shares of Common Stock or if other specified events occur without the Rights having been redeemed or in the event of an exchange of the Rights for Common Stock as permitted under the Shareholder Rights Plan.

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

      Each share of Series B Preferred Stock will be entitled to 200 votes on all matters submitted to a vote of the shareholders of the Company, and shares of Series B Preferred Stock will generally vote together as one class with the Common Stock and any other voting capital stock of the Company on all matters submitted to a vote of the Company’s shareholders. While the Company’s Class B Common Stock remains outstanding, holders of Series B Preferred Stock will vote as a single class with the Class A Common Stockholders for election of directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SHAREHOLDERS’ EQUITY

Common Stock

      The Company is authorized to issue 80 million shares of $.10 par value Class A Common Stock and 40 million shares of $.10 par value Class B Common Stock. Class A and Class B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. Under the terms of the Class B Common Stock, its special voting rights to elect a majority of the Board members would terminate irrevocably if the total outstanding shares of Class B Common Stock ever comprises less than ten percent of the Company’s total issued and outstanding shares of Class A and Class B Common Stock. On December 29, 2002, the outstanding Class B shares constituted approximately 15% of the total outstanding shares of Class A and Class B Common Stock. The Company’s Class A Common Stock is traded in the over-the-counter market under the symbol IFSIA and is quoted on Nasdaq. The Company’s Class B Common Stock is not publicly traded. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Both classes of Common Stock share in dividends available to common shareholders. Cash dividends on Common Stock were $0.045 per share for 2002, $0.15 per share for 2001 and $0.18 per share for 2000.

Stock Repurchase Program

      The Company had a share repurchase program, pursuant to which it was authorized to repurchase up to 4,000,000 shares of Class A Common Stock in the open market through May 19, 2002. During 2001, the Company repurchased 280,300 shares of Class A Common Stock under this program, at prices ranging from $6.02 to $9.44 per share. This is compared to the repurchase of 1,177,313 shares of Class A Common Stock at prices ranging from $3.41 to $8.94 per share during 2000. No shares were repurchased during 2002.

      All treasury stock is accounted for using the cost method. During 2001, the Company retired 7,773,000 shares of treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables show changes in common shareholders’ equity.

								Foreign	Unrealized
					Additional		Minimum	Currency	Gain on
	Class A	Class A	Class B	Class B	Paid-In	Retained	Pension	Translation	Fair Value
	Shares	Amount	Shares	Amount	Capital	Earnings	Liability	Adjustment	Hedges

	(In thousands)
Balance, at January 2, 2000	52,711	$5,271	6,314	$631	$222,373	$233,322	$—	$(53,671)	$—

Net income	—	—	—	—	—	17,321	—	—	—

Conversion of common stock	(602)	(60)	602	60	—	—	—	—	—

Stock issuances under employee plans	56	6	25	3	581	—	—	—	—

Other issuances of common stock	33	3	162	16	787	—	—	—	—

Retirement of treasury stock	(984)	(99)	—	—	(5,363)	—	—	—	—

Cash dividends paid	—	—	—	—	—	(9,243)	—	—	—

Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(719)	—	—	—	—

Compensation expense related to restricted stock awards	—	—	—	—	602	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—	(19,281)	—

Balance, at December 31, 2000	51,214	$5,121	7,103	$710	$218,261	$241,400	$—	$(72,952)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Foreign	Unrealized
					Additional		Minimum	Currency	Gain on
	Class A	Class A	Class B	Class B	Paid-In	Retained	Pension	Translation	Fair Value
	Shares	Amount	Shares	Amount	Capital	Earnings	Liability	Adjustment	Hedges

	(In thousands)
Balance, at December 31, 2000	51,214	$5,121	7,103	$710	$218,261	$241,400	$—	$(72,952)	$—

Net loss	—	—	—	—	—	(36,287)	—	—	—

Conversion of common stock	207	21	(207)	(21)	—	—	—	—	—

Stock issuances under employee plans	38	4	7	1	264	—	—	—	—

Other issuances of common stock	—	—	279	28	2,610	—	—	—	—

Retirement of treasury stock	(7,773)	(777)	—	—	—	(21,545)	—	—	—

Cash dividends paid	—	—	—	—	—	(7,628)	—	—	—

Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(2,638)	—	—	—	—

Forfeitures and compensation expense related to restricted stock awards	48	5	(97)	(10)	993	—	—	—	—

Minimum pension liability adjustment	—	—	—	—	—	—	(11,061)	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—	(14,024)	—

Balance, at December 30, 2001	43,734	$4,374	7,085	$708	$219,490	$175,940	$(11,061)	$(86,976)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Foreign	Unrealized
					Additional		Minimum	Currency	Gain on
	Class A	Class A	Class B	Class B	Paid-In	Retained	Pension	Translation	Fair Value
	Shares	Amount	Shares	Amount	Capital	Earnings	Liability	Adjustment	Hedges

	(In thousands)
Balance, at December 30, 2001	43,734	$4,374	7,085	$708	$219,490	$175,940	$(11,061)	$(86,976)	$—

Net loss	—	—	—	—	—	(87,664)	—	—	—

Conversion of common stock	(232)	(24)	232	24	—	—	—	—	—

Stock issuances under employee plans	219	22	—	—	1,319	—	—	—	—

Other issuances of common stock	—	—	160	16	880	—	—	—	—

Cash dividends paid	—	—	—	—	—	(2,300)	—	—	—

Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(896)	—	—	—	—

Forfeitures and compensation expense related to restricted stock awards	—	—	—	—	958	—	—	—	—

Minimum pension liability adjustment	—	—	—	—	—	—	(14,892)	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—	21,099	—

Unrealized gain on fair value hedges	—	—	—	—	—	—	—	—	3,154

Balance, at December 29, 2002	43,721	$4,372	7,477	$748	$221,751	$85,976	$(25,953)	$(65,877)	$3,154

Stock Options

      The Company has an Omnibus Stock Incentive Plan (“Omnibus Plan”) under which a committee of independent Directors is authorized to grant directors and key employees, including officers, options to purchase the Company’s Common Stock. Options are exercisable for shares of Class A or Class B Common Stock at a price not less than 100% of the fair market value on the date of grant. The options generally become exercisable 20% per year over a five-year period from the date of the grant and the options generally expire ten years from the date of the grant. Initially, an aggregate of 3,600,000 shares of Common Stock not previously authorized for issuance under any plan, plus the number of shares subject to outstanding stock options granted under certain predecessor plans minus the number of shares issued on or after the effective date pursuant to the exercise of such outstanding stock options granted under predecessor plans, were available to be issued under the Omnibus Plan. In May 2001, the shareholders approved an amendment to the Omnibus Plan which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increased by 2,000,000 the number of shares of Common Stock authorized for issuance under the Omnibus Plan.

      The following tables summarize stock option activity under the Omnibus Plan and predecessor plans:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at January 2, 2000	3,606,000	$8.74
Granted	1,642,000	4.98
Exercised	(93,000)	6.36
Forfeited or canceled	(1,256,000)	10.97

Outstanding at December 31, 2000	3,899,000	$6.53
Granted	836,000	5.87
Exercised	(42,000)	6.06
Forfeited or canceled	(239,000)	7.27

Outstanding at December 30, 2001	4,454,000	$6.38
Granted	358,000	5.65
Exercised	(219,000)	5.03
Forfeited or canceled	(433,000)	7.86

Outstanding at December 29, 2002	4,160,000	$6.25

      As of December 29, 2002, the number of shares authorized for issuance under the Omnibus Plan that were not the subject of then-outstanding option grants was 1,878,000 (plus the number of shares outstanding under predecessor plans that are forfeited, terminated or otherwise expire unexercised).

Options Exercisable	Number of Shares	Weighted Average Exercise Price

December 29, 2002	2,248,000	$6.69
December 30, 2001	2,049,000	$7.02
December 31, 2000	1,732,000	$7.30

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining
	Number	Contractual	Weighted	Number	Weighted
	Outstanding at	Life	Average	Exercisable at	Average
Range of Exercise Prices	December 29, 2002	(Years)	Exercise Price	December 29, 2002	Exercise Price

$ 3.69 – 6.94	2,633,000	6.73	$5.00	1,186,000	$5.14
7.00 – 9.56	1,466,000	5.33	$8.24	1,003,000	$8.29
10.06 – 11.56	61,000	4.34	$10.58	59,000	$10.60

	4,160,000	6.18	$6.25	2,248,000	$6.69

      In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Interpretation No. 44 clarifies the application of APB No. 25 to the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation did not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The amendments to SFAS 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 relating to disclosures and the amendment to APB 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS 123 and currently believes that the adoption of SFAS 148 will not have a material impact on our financial statements.

Restricted Stock Awards

      During fiscal years 2002, 2001, and 2000 restricted stock awards were granted for 160,000, 279,498, and 161,514 shares, respectively, of Class B Common Stock. These shares vest with respect to each employee after a nine-year period from the date of grant (seven-year period from the date of grant for the 2002 awards), provided the individual remains in the employment of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest upon the attainment of certain share performance criteria; in the event of a change in control of the Company; or, in the case of the 204,984 awards granted in 1997 that have neither vested or been forfeited, upon involuntary termination. Compensation expense relating to these grants was approximately $958,000, $1,051,000, and $602,000 during 2002, 2001, and 2000, respectively. During 2002, 2001 and 2000, shares were issued and as a result unamortized stock compensation for the value of the awards was recorded as a reduction to additional paid-in capital. During 2002, 44,882 shares vested as a result of the Company meeting certain share performance criteria. Due to severance agreements offered during 2001, 46,247 shares were forfeited and 50,951 shares became vested. At December 29, 2002 and December 30, 2001, stock awards for 922,594 and 807,475 shares of Class B Common Stock remained outstanding, respectively.

EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Shares issued during the year and shares reacquired during the year are weighted for the portion of the year that they were outstanding. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. During 2002 and 2001, the number of weighted average shares outstanding was approximately 50,194,000 and 50,099,000, respectively. For 2002 and 2001, potentially dilutive securities (consisting of options) were not considered in the calculation of diluted loss per share, as their impact would be antidilutive.

      The following is a reconciliation from basic earnings per share to diluted earnings per share for 2000:

		Weighted	Income From
	Income From	Average	Continuing
	Continuing	Shares	Operations
	Operations	Outstanding	Per Share

	(In thousands, except earnings per share)
Basic	$17,063	50,558	$0.34
Effect of dilution:
Stock options and awards		266

Diluted	$17,063	50,824	$0.34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2000, 2,461,383 stock options were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect.

RESTRUCTURING CHARGES

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. The Company adopted the provisions of SFAS 146 in the fourth quarter of 2002, and recorded the 2002 restructuring in accordance with its provisions.

2002 Restructuring

      During 2002, the Company recorded a pre-tax restructuring charge of $23.4 million. The charge reflected: (i) the consolidation of three fabrics manufacturing facilities into other facilities; (ii) the further rationalization of the Re:Source Americas operations; (iii) a worldwide workforce reduction of approximately 206 employees; and (iv) the consolidation of certain European facilities.

      Specific elements of the restructuring activities, the related costs and current status of the plan are discussed below.

U.S.

      Enduring sluggish economic conditions have caused a decline in demand for fabrics, floorcovering and related services. In order to better match our cost structure to the expected revenue base, the Company consolidated three fabrics manufacturing plants, closed vacated facilities and made other head-count reductions. A charge of approximately $13.2 million was recorded representing the relocation of equipment, the reduction of carrying value of certain property and equipment, product rationalization and other costs to consolidate these operations. Additionally, the Company recorded approximately $1.7 million of termination benefits associated with the facility closures and other head-count reductions.

Europe/Australia

      The softening global economy during 2002 led management to conclude that further right-sizing of the Europe and Australia operations was necessary. As a result, the Company elected to consolidate certain production and administrative facilities throughout Europe and Australia. A charge of approximately $4.6 million was recorded representing the reduction of carrying value of the related property and equipment and other costs to consolidate these operations. Additionally, the Company recorded approximately $4.0 million of termination benefits associated with the facility closures.

      A summary of the restructuring activities is presented below:

	U.S.	Europe	Australia	Total

	(In thousands)
Facilities consolidation	$8,966	$4,541	$—	$13,507
Workforce reduction	1,704	3,636	315	5,655
Product rationalization	1,301	—	—	1,301
Other impaired assets	2,888	—	98	2,986

	$14,859	$8,177	$413	$23,449

      The restructuring charge was comprised of $10.6 million of cash expenditures for severance benefits and other costs, and $12.8 million of non-cash charges, primarily for the write-down of carrying value and disposal of certain assets. The Company expects to incur an additional pre-tax charge of approximately $1.5 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during 2003 to complete the restructuring. This charge is expected to include approximately $0.5 million and $0.3 million of additional termination benefits in the U.S. and Europe, respectively, and approximately $0.1 million and $0.6 million of other costs to exit activities in the U.S. and Europe, respectively.

      The termination benefits of $5.7 million, primarily related to severance costs, are a result of aggregate reductions of approximately 206 employees. The staff reductions as originally planned are expected to be as follows:

	U.S.	Europe	Australia	Total

Manufacturing	99	10	1	110
Selling and administrative	58	28	10	96

	157	38	11	206

      As a result of the restructuring, a total of 189 employees were terminated through December 29, 2002. The charge for termination benefits and other costs to exit activities incurred during 2002 was reflected as a separately stated charge against operating income. The Company believes the remaining provisions are adequate to complete the plan.

      The following table displays the activity within the accrued restructuring liability for the period ended December 29, 2002:

     Termination Benefits

	U.S.	Europe	Australia	Total

	(In thousands)
Balance, at September 30, 2002	$1,704	$3,636	$315	$5,655
Cash payments	(1,394)	(1,638)	(245)	(3,277)

Balance, at December 29, 2002	$310	$1,998	$70	$2,378

     Other Costs To Exit Activities

	U.S.	Europe	Australia	Total

	(In thousands)
Balance, at September 30, 2002	$13,155	$4,541	$98	$17,794
Costs incurred	(12,854)	(649)	(98)	(13,601)

Balance, at December 29, 2002	$301	$3,892	$—	$4,193

      Cash payments for other costs to exit activities were $0.8 million for 2002.

2001 Restructuring

      During 2001, the Company recorded a pre-tax restructuring charge of $65.1 million, including $10.5 million related to the discontinued operations of the raised/access flooring business. The charge reflected: (i) the withdrawal from the European broadloom market; (ii) the consolidation in the Company’s raised/access flooring operations; (iii) the further rationalization of the U.S. broadloom operations; (iv) a worldwide workforce reduction of approximately 838 employees; and (v) the consolidation of certain non-strategic Re:Source Americas operations. The Company initially recorded a charge of $62.2 million during the third quarter of 2001, and in the fourth quarter of 2001 recorded an additional $2.9 million charge related to pension benefits for terminated European employees.

      Specific elements of the restructuring activities, the related costs and current status of the plan are discussed below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Europe

      For the past several years leading up to 2001, the Company’s European broadloom operations had negative returns. The softening global economy during 2001, and the events of September 11, 2001 (which severely impacted consumers of broadloom carpet in the hospitality, leisure and airline businesses) led management to conclude that positive returns from this operation were unlikely for the near future. As a result, the Company elected to divest of this operation. The Company also elected to consolidate certain production and administrative facilities throughout Europe. A charge of approximately $19.0 million was recorded representing the reduction of carrying value of the related property and equipment, impairment of intangible assets and other costs to close or dispose of these operations. Additionally, the Company recorded approximately $12.0 million of termination benefits associated with the facility closures.

      A summary of the restructuring activities, including activities related to the discontinued raised/access flooring business, is presented below:

	U.S.	Europe	Total

	(In thousands)
Facilities consolidation	$5,889	$8,685	$14,574
Workforce reduction	5,266	12,049	17,315
Product rationalization	15,735	1,070	16,805
Other impaired assets	6,997	9,394	16,391

	$33,887	$31,198	$65,085

      These amounts include restructuring charges of approximately $10.5 million related to the discontinued operations of the raised/access flooring business.

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

      As a result of the restructuring, a total of 847 employees were terminated. The charge for termination benefits and other costs to exit activities incurred during 2001 was reflected as a separately stated charge against operating income. The Company believes the remaining provisions are adequate to complete the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table displays the activity within the accrued restructuring liability for the periods ended December 29, 2002 and December 30, 2001:

     Termination Benefits

	U.S.	Europe	Total

	(In thousands)
Balance, at September 30, 2001	$5,266	$9,115	$14,381
Additional expense	—	2,934	2,934
Cash payments	(3,295)	(2,697)	(5,992)

Balance, at December 30, 2001	1,971	9,352	11,323
Cash payments	(1,971)	(8,538)	(10,509)

Balance, at December 29, 2002	$—	$814	$814

     Other Costs To Exit Activities

	U.S.	Europe	Total

	(In thousands)
Balance, at September 30, 2001	$28,661	$19,149	$47,810
Costs incurred	(27,462)	(13,035)	(40,497)

Balance, at December 30, 2001	1,199	6,114	7,313
Costs incurred	(1,199)	(6,114)	(7,313)

Balance, at December 29, 2002	$—	$—	$—

      Cash payments for other costs to exit activities were $7.3 million and $2.7 million for 2002 and 2001, respectively.

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

U.S.

      Historically, the Company had operated two manufacturing facilities to produce its Bentley and Prince Street brands of broadloom carpet. These facilities, which were located in Cartersville, Georgia, and City of Industry, California, had been operating at less than full capacity. In the first quarter of 2000, the Company decided to integrate these two facilities to reduce excess capacity. As a result, the facility in Cartersville, Georgia, was closed and the manufacturing operations were relocated and integrated into the facility in City of Industry, California. A charge of $4.1 million was recorded representing the cost of consolidating these facilities and the reduction of carrying value of the related property and equipment, inventories and other related assets. Additionally, the Company recorded approximately $4.6 million of termination benefits associated with the facility closure.

      Between 1996 and 1999 the Company created a distribution channel through the acquisition of twenty-nine service companies located throughout the U.S. Since that time two of these businesses have failed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

achieve satisfactory operating income levels. During 2000, the Company elected to divest of these under-performing operations. As a result, a charge of approximately $7.6 million was recorded representing the reduction of carrying value of the related property and equipment, impairment of intangible assets and other costs to close or dispose of these operations.

Europe

      Economic developments in Europe had necessitated an organizational re-alignment. During fiscal year 2000, the European operations were reorganized in order to adapt to these changes. As a result, certain manufacturing, selling and administrative positions were eliminated. The Company recorded approximately $3.7 million of termination benefits related to this reorganization.

      A summary of the restructuring activities which were planned as of April 2, 2000 is presented below:

	U.S.	Europe	Total

	(In thousands)
Termination benefits	$4,637	$3,732	$8,369
Impairment of property, plant and equipment	1,750	—	1,750
Facilities consolidation	2,358	—	2,358
Divestiture of operations, including impairment of intangible assets	7,618	—	7,618

	$16,363	$3,732	$20,095

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

      The termination benefits of $8.4 million, primarily related to severance costs, resulted from aggregate expected reductions of 175 employees. The staff reductions as originally planned were expected to be as follows:

	U.S.	Europe	Total

Manufacturing	63	21	84
Selling and administrative	59	32	91

	122	53	175

      As a result of the restructuring, a total of 425 employees were terminated. There will not be any further terminations as a result of the restructuring. The charge for termination benefits and other costs to exit activities incurred during 2000 was reflected as a separately stated charge against operating income. During the fourth quarter of 2000, the Company recorded an additional charge of $0.95 million related to the terminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table displays the activity within the accrued restructuring liability for the periods ended December 31, 2000, December 30, 2001 and December 29, 2002:

     Termination Benefits

	U.S.	Europe	Total

	(In thousands)
Balance, at April 2, 2000	$4,637	$3,732	$8,369
Additional expense	952	—	952
Cash payments	(5,463)	(3,732)	(9,195)

Balance, at December 31, 2000	126	—	126
Cash payments	(126)	—	(126)

Balance, at December 30, 2001 and December 29, 2002	$—	$—	$—

     Other Costs To Exit Activities

	U.S.	Europe	Total

	(In thousands)
Balance, at April 2, 2000	$11,726	$—	$11,726
Costs incurred	(11,239)	—	(11,239)

Balance, at December 31, 2000	487	—	487
Costs incurred	(487)	—	(487)

Balance, at December 30, 2001 and December 29, 2002	$—	$—	$—

      Cash payments for other costs to exit activities were $3.0 million and $0.5 million for 2000 and 2001, respectively.

TAXES ON INCOME

      Provisions for federal, foreign, and state income taxes in the consolidated statements of operations consisted of the following components:

	Fiscal Year Ended

	2002	2001	2000

Current expense/(benefit):
Federal	$(16,543)	$(4,864)	$12,553
Foreign	4,750	2,489	5,805
State	693	628	2,052

	(11,100)	(1,747)	20,410

Deferred expense/(benefit):
Federal	5,128	(1,971)	(5,458)
Foreign	(1,560)	(6,163)	(1,484)
State	(2,373)	(1,665)	(1,116)

	1,195	(9,799)	(8,058)

	$(9,905)	$(11,546)	$12,352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income (loss) from continuing operations before taxes on income consisted of the following:

	Fiscal Year Ended

	2002	2001	2000

	(In thousands)
U.S. operations	$(35,913)	$(24,086)	$16,338
Foreign operations	8,249	(13,381)	13,077

	$(27,664)	$(37,467)	$29,415

      Deferred income taxes for the years ended December 29, 2002 and December 30, 2001 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      At December 29, 2002, the Company’s foreign subsidiaries had approximately $14.6 million in net operating losses available for an unlimited carryforward period. Additionally, the Company had approximately $140 million in state net operating losses expiring at various times through 2022.

      The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2002		2001

	Assets	Liabilities	Assets	Liabilities

	(In thousands)
Basis differences of property and equipment	$—	$17,072	$—	$26,569
Net operating loss carryforwards	11,553	—	7,946	—
Deferred compensation	6,206	—	7,025	—
Nondeductible reserves and accruals	5,868	—	14,868	—
Other differences in basis of assets and liabilities	10,338	—	5,828	—

	$33,965	$17,072	$35,667	$26,569

      Deferred tax assets and liabilities are included in the accompanying balance sheet as follows:

	Fiscal Year Ended

	2002	2001

	(In thousands)
Deferred income taxes (current asset)	$9,911	$17,640
Other (non-current asset)	27,502	16,505
Deferred income taxes (non-current liabilities)	(20,520)	(25,047)

	$16,893	$9,098

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective tax rate on income (loss) from continuing operations before taxes differs from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective rates:

	Fiscal Year Ended

	2002	2001	2000

Taxes on income (benefit) at U.S. statutory rate	(35.0)%	(35.0)%	35.0%
Increase in taxes resulting from:
State income taxes, net of federal benefit	(3.9)	(1.8)	2.0
Amortization of goodwill and related purchase accounting adjustments	—	6.1	12.7
Foreign and U.S. tax effects attributable to foreign operations	1.1	(0.2)	(5.5)
Other	2.0	0.1	(2.2)

Taxes on income (benefit) at effective rates	(35.8)%	(30.8)%	42.0%

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $39 million at December 29, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $0.9 million would be payable upon remittance of all previously unremitted earnings at December 29, 2002.

DISCONTINUED OPERATIONS

      In the fourth quarter of 2002, management approved and committed to a plan to sell or otherwise create a joint venture or strategic alliance for its raised/access flooring business. Management anticipates that this transaction will take place during 2003. The Company recorded an impairment charge of $12.0 million, net of tax, during the fourth quarter of 2002 to adjust the carrying value of the assets of this business to their estimated fair values.

      Additional information regarding the raised/access flooring business is as follows:

	Fiscal Year Ended

	2002	2001	2000

	(In thousands)
Net sales	$22,785	$45,059	$60,053
Income (loss) on operations before taxes on income (benefit)	(4,090)	(16,325)	423
Taxes on income (benefit)	(1,595)	(5,959)	165
Income (loss) on operations, net of tax	(2,495)	(10,366)	258
Impairment loss, net of tax	(12,030)	—	—
Current assets	6,210	15,541	21,739
Property and equipment	10,852	18,410	11,169
Other assets	430	432	264
Goodwill	—	2,635	2,771
Current liabilities	—	10,190	6,080
Long-term debt	6,500	6,500	6,500
Other liabilities	1,427	1,427	1,427

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In order to benefit from the recent decline in interest rates, during 2001 the Company entered into an agreement with a financial institution whereby the commitment to pay a fixed rate of interest on its 9.5% Senior Subordinated Notes was swapped for a commitment to pay a variable rate of interest based upon LIBOR. The notional amount of this transaction at December 30, 2001 was $125 million. During 2002, the Company amended the agreement to swap the commitment to pay the fixed rate of interest on $75 million of the Company’s 9.5% Senior Subordinated Notes and $50 million of the Company’s 10.375% Senior Notes for a commitment to pay a variable rate of interest based upon LIBOR. The objective of these transactions is to allow the Company to benefit from reductions in market interest rates. These instruments have been designated fair value hedges for financial reporting purposes. There have been no net gains or losses as a result of ineffectiveness. As of December 29, 2002 the value of the instruments, included in the accompanying consolidated balance sheets in prepaid expenses and other current assets, were approximately $3.2 million, net of tax. The value of the instrument as of December 30, 2001 was not material.

COMMITMENTS AND CONTINGENCIES

      The Company leases certain marketing, production and distribution facilities and equipment. At December 29, 2002, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

Fiscal Year	Amount

(In thousands)
2003	$23,478
2004	16,059
2005	12,822
2006	10,849
2007	10,002
Thereafter	41,656

$114,866

      The totals above exclude minimum lease payments of $0.6 million in each of years 2003-2006, and $1.6 million for 2007 and thereafter, related to the discontinued operations of the raised/access flooring business.

      Rental expense amounted to approximately $22.2 million, $24.6 million, and $23.6 million for the fiscal years ended 2002, 2001, and 2000, respectively. This excludes rental expenses of approximately $0.7 million, $1.1 million and $0.7 million for 2002, 2001 and 2000, respectively, related to the discontinued operations of the raised/access flooring business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded monthly and totaled approximately $2.0 million, $2.5 million, and $2.6 million for the years ended 2002, 2001, and 2000, respectively. The Company’s discretionary contributions totaled $2.1 million and $3.9 million for the years ended 2001, and 2000, respectively. No discretionary contributions were made in 2002. These totals exclude $0.1 million of matching contributions for each of 2002, 2001, and 2000, and $0.1 million of discretionary contributions for each of 2001, and 2000, respectively, related to the discontinued raised/access flooring business.

      Under the Interface, Inc. Nonqualified Savings Plan (“NSP”), the Company will provide eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSP. The obligations of the Company under such arrangements to pay the deferred compensation in the future in accordance with the terms of the NSP will be unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the NSP. If a change in control of the Company occurs, as defined in the NSP, the Company will contribute an amount to the Rabbi Trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSP totaled $7.3 million which was invested in cash and marketable securities at December 29, 2002.

      The Company has trusteed defined benefit retirement plans (“Plans”), which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $2.7 million, $2.8 million, and $2.3 million for the years ended 2002, 2001, and 2000, respectively. Plan assets are primarily invested in equity and fixed income securities.

      In the fourth quarter of 2002, it was determined that the Interface Europe Pension Scheme was underfunded (primarily due to the devaluation of the plan assets that were invested in equity markets) to the extent that would require a new schedule of contributions by the Company. As a result, an actuarial valuation currently is being performed to establish such a new schedule. The Company expects the valuation to be completed in May 2003, and contributions pursuant to the new schedule to commence in July 2003. The Company estimates the total contributions in 2003 (including those made pursuant to the new schedule) to be approximately $4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tables presented below set forth the funded status of the Company’s significant domestic and foreign defined benefit plans and required disclosures in accordance with SFAS 132.

	Fiscal Year Ended

	2002	2001

	(In thousands, except for
	weighted average assumptions)
Change in benefit obligation
Benefit obligation, beginning of year	$119,283	$121,417
Service cost	1,577	3,714
Interest cost	7,419	6,866
Benefits paid	(6,562)	(5,899)
Actuarial (gain) loss	15,571	(3,373)
Member contributions	817	1,003
Currency translation adjustment	15,077	(4,445)

Benefit obligation, end of year	$153,182	$119,283

Change in plan assets
Plan assets, beginning of year	$105,095	$119,006
Actual return on assets	(9,050)	(7,788)
Company contributions	4,819	3,207
Member contributions	908	1,083
Benefits paid	(6,562)	(5,899)
Currency translation adjustment	11,952	(4,514)

Plan assets, end of year	$107,162	$105,095

Reconciliation to balance sheet
Funded status	$(46,020)	$(14,188)
Unrecognized actuarial loss	54,605	21,848
Unrecognized prior service cost	98	128
Unrecognized transition adjustment	462	515

Net amount recognized	$9,145	$8,303

Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$9,145	$8,303
Accrued benefit liability	(25,953)	(11,061)
Accumulated other comprehensive income	25,953	11,061

Net amount recognized	$9,145	$8,303

Weighted average assumptions
Discount rate	5.4%	6.0%
Expected return on plan assets	6.5%	6.7%
Rate of compensation	4.0%	4.0%
Components of net periodic benefit cost
Service cost	$1,577	$3,819
Interest cost	7,419	6,942
Expected return on plan assets	9,050	7,633
Amortization of transition obligation	(15,328)	(15,621)

Net periodic benefit cost	$2,718	$2,773

      The Company maintains a nonqualified salary continuation plan (“SCP”) which is designed to induce selected officers of the Company to remain in the employ of the Company by providing them with retirement,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disability and death benefits in addition to those which they may receive under the Company’s other retirement plans and benefit programs. The SCP entitles participants to (i) retirement benefits upon retirement at age 65 (or early retirement at age 55) after completing at least 15 years of service with the Company (unless otherwise provided in the SCP), payable for the remainder of their lives (or, if elected by a participant, a reduced benefit is payable for the remainder of the participant’s life and any surviving spouse’s life) and in no event less than 10 years under the death benefit feature; (ii) disability benefits payable for the period of any pre-retirement total disability; and (iii) death benefits payable to the designated beneficiary of the participant for a period of up to 10 years (or, if elected by a surviving spouse that is the designated beneficiary, a reduced benefit is payable for the remainder of such surviving spouse’s life). Benefits are determined according to one of three formulas contained in the SCP, and the SCP is administered by the Compensation Committee, which has full discretion in choosing participants and the benefit formula applicable to each. The Company’s obligations under the SCP are currently unfunded (although the Company uses insurance instruments to hedge its exposure thereunder); however, the Company is required to contribute the present value of its obligations thereunder to an irrevocable grantor trust in the event of a change in control as defined in the SCP.

      The tables presented below set forth the required disclosures in accordance with SFAS 132 and amounts recognized in the consolidated financial statements related to the SCP.

	Fiscal Year Ended

	2002	2001

	(In thousands, except for
	weighted average
	assumptions)
Change in benefit obligation
Benefit obligation, beginning of year	$7,451	$9,483
Service cost	196	151
Interest cost	537	554
Benefits paid	(2,543)	(343)
Actuarial (gain) loss	1,635	(2,394)

Benefit obligation, end of year	$7,276	$7,451

Weighted average assumptions
Discount rate	5.4%	6.0%
Rate of compensation	4.0%	4.0%
Components of net periodic benefit cost
Service cost	$196	$151
Interest cost	537	554
Amortization of transition obligation	219	259

Net periodic benefit cost	$952	$964

SEGMENT INFORMATION

      The Company has two reportable segments, Floorcovering Products/Services and Interior Fabrics. The Floorcovering Products/Services segment manufactures, installs and services modular and broadloom carpet while the Interior Fabrics segment manufactures panel and upholstery fabrics.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment Disclosures

      Summary information by segment follows:

	Floorcovering
	Products/Services	Interior Fabrics	Other	Total

	(In thousands)
2002
Net sales	$710,009	$199,276	$14,799	$924,084
Depreciation and amortization	17,325	10,338	1,290	28,953
Operating income (loss)	17,757	(4,478)	964	14,243
Total assets	642,605	238,473	16,094	897,172

2001
Net sales	$833,793	$209,905	$15,148	$1,058,846
Depreciation and amortization	28,864	11,257	698	40,819
Operating income (loss)	(14,879)	2,426	11,363	(1,090)
Total assets	654,649	244,559	30,882	930,090

2000
Net sales	$951,664	$252,732	$19,499	$1,223,895
Depreciation and amortization	33,702	9,732	917	44,351
Operating income	35,426	28,275	3,152	66,853
Total assets	834,101	216,718	29,899	1,080,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the Company’s total segment operating income (loss), depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Fiscal Year Ended

	2002	2001	2000

	(In thousands)
Depreciation and amortization
Total segment depreciation and amortization	$28,953	$40,819	$44,351
Corporate depreciation and amortization	6,375	5,602	5,067

Reported depreciation and amortization	$35,328	$46,421	$49,418

Operating income (loss)
Total segment operating income (loss)	$14,243	$(1,605)	$66,088
Corporate expenses and eliminations	913	515	765

Reported operating income (loss)	$15,156	$(1,090)	$66,853

Assets
Total segment assets	$897,172	$930,090	$1,080,718
Discontinued operations	17,492	37,018	35,943
Corporate assets and eliminations	(51,154)	(12,354)	(81,812)

Reported total assets	$863,510	$954,754	$1,034,849

Enterprise-wide Disclosures

      Revenue and long-lived assets related to operations in the U.S. and other foreign countries are as follows:

	Fiscal Year Ended

	2002	2001	2000

	(In thousands)
Sales to unaffiliated customers(1)
United States	$620,308	$706,453	$820,424
United Kingdom	154,223	180,205	204,078
Other foreign countries	149,553	172,188	199,393

Net sales	$924,084	$1,058,846	$1,223,895

Long-lived assets(2)
United States	$143,465	$170,069	$169,149
United Kingdom	39,625	44,176	46,919
Netherlands	15,920	10,439	12,391
Other foreign countries	14,049	17,233	18,617

Total long-lived assets	$213,059	$241,917	$247,076

(1)	Revenue attributed to geographic areas is based on the location of the customer.

(2)	Long-lived assets include tangible assets physically located in foreign countries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

      The following tables set forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Class A Common Stock. The prices represent the reported high and low closing sale prices.

	Fiscal Year Ended 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)

	(In thousands, except share data)
Net sales	$226,671	$233,773	$231,315	$232,325
Gross profit	65,593	69,321	64,649	64,611
Income (loss) from continuing operations	(3)	1,363	(1,782)	(17,337)
Net income (loss)	(55,486)	777	(2,749)	(30,206)

Basic and diluted earnings (loss) per common share
Income (loss) from continuing operations	$(0.00)	$0.03	$(0.04)	$(0.35)
Net income (loss)	(1.11)	0.02	(0.05)	(0.60)

Dividends per common share	$0.015	$0.015	$0.015	$—

Share prices
High	$7.15	$10.05	$8.39	$4.50
Low	4.00	6.00	3.82	1.97

(1)	During the fourth quarter of 2002, the company recorded a restructuring charge of $23.4 million, which is included in loss from continuing operations, and an impairment write down related to the discontinued raised/ access flooring business of $12.0 million (see “Restructuring Charges” and “Discontinued Operations”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except share data)
Net sales	$289,124	$274,387	$254,980	$240,355
Gross profit	86,959	82,215	74,788	68,564
Income (loss) from continuing operations	4,663	2,616	(32,894)	(306)
Net income (loss)	4,430	1,272	(41,302)	(687)

Basic and diluted earnings (loss) per common share
Income (loss) from continuing operations	$0.09	$0.05	$(0.69)	$(0.01)
Net income (loss)	0.09	0.03	(0.83)	(0.01)

Dividends per common share	$0.045	$0.045	$0.045	$0.015

Share prices
High	$10 7/16	$8 1/16	$6 7/26	$6 3/16
Low	6 1/4	6	4	3 3/4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Statement of Operations for Year Ended 2002

			Interface, Inc.	Consolidation &
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Net sales	$887,211	$321,328	$—	$(284,455)	$924,084
Cost of sales	716,004	228,361	—	(284,455)	659,910

Gross profit on sales	171,207	92,967	—	—	264,174
Selling, general and administrative expenses	136,729	66,942	21,898	—	225,569
Restructuring charge	4,107	8,590	10,752	—	23,449

Operating income (loss)	30,371	17,435	(32,650)	—	15,156

Other expense (income)
Interest expense, net	15,488	4,917	21,617	—	42,022
Other	9,132	3,209	(11,543)	—	798

Total other expense	24,620	8,126	10,074	—	42,820

Income (loss) before taxes on income and equity in income of subsidiaries	5,751	9,309	(42,724)	—	(27,664)
Taxes on income (benefit)	1,732	4,067	(15,704)	—	(9,905)
Equity in income (loss) of subsidiaries	—	—	(60,644)	60,644	—

Income (loss) from continuing operations	4,019	5,242	(87,664)	60,644	(17,759)
Discontinued operations	(14,525)	—	—	—	(14,525)
Cumulative effect of a change in accounting principle	(33,480)	(21,900)	—	—	(55,380)

Net income (loss)	$(43,986)	$(16,658)	$(87,664)	$60,644	$(87,664)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations for Year Ended 2001

			Interface, Inc.	Consolidation &
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Net sales	$848,402	$347,513	$—	$(137,069)	$1,058,846
Cost of sales	639,668	243,721	—	(137,069)	746,320

Gross profit on sales	208,734	103,792	—	—	312,526
Selling, general and administrative expenses	161,424	74,209	23,406	—	259,039
Restructuring charge	23,036	31,541	—	—	54,577

Operating income (loss)	24,274	(1,958)	(23,406)	—	(1,090)

Other expense (income)
Interest expense, net	14,197	7,181	14,509	—	35,887
Other	(513)	2,260	(1,257)	—	490

Total other expense	13,684	9,441	13,252	—	36,377

Income (loss) from continuing operations before taxes on income and equity in income of subsidiaries	10,590	(11,399)	(36,658)	—	(37,467)
Taxes on income (benefit)	3,135	(2,272)	(12,409)	—	(11,546)
Equity in income (loss) of subsidiaries	—	—	(12,038)	12,038	—

Income from continuing operations	7,455	(9,127)	(36,287)	12,038	(25,921)
Discontinued operations	(10,366)	—	—	—	(10,366)

Net income (loss)	$(2,911)	$(9,127)	$(36,287)	$12,038	$(36,287)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations for Year Ended 2000

			Interface, Inc.	Consolidation &
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Net sales	$969,399	$380,195	$—	$(125,699)	$1,223,895
Cost of sales	705,281	264,865	—	(125,699)	844,447

Gross profit on sales	264,118	115,330	—	—	379,448
Selling, general and administrative expenses	182,911	87,754	20,883	—	291,548
Restructuring charge	16,815	3,732	500	—	21,047

Operating income (loss)	64,392	23,844	(21,383)	—	66,853

Other expense (income)
Interest expense, net	16,640	6,781	13,538	—	36,959
Other	(264)	743	—	—	479

Total other expense	16,376	7,524	13,538	—	37,438

Income (loss) before taxes on income and equity in income of subsidiaries	48,016	16,320	(34,921)	—	29,415
Taxes on income (benefit)	12,944	4,842	(5,434)	—	12,352
Equity in income of subsidiaries	—	—	46,808	(46,808)	—

Income from continuing operations	35,072	11,478	17,321	(46,808)	17,063
Discontinued operations	258	—	—	—	258

Net income	$35,330	$11,478	$17,321	$(46,808)	$17,321

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet as of December 29, 2002

			Interface,	Consolidation &
	Guarantor	Nonguarantor	Inc. (Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Assets
Current
Cash	$3,517	$17,778	$12,839	$—	$34,134
Accounts receivable	101,968	60,161	(24,643)	—	137,486
Inventories	92,255	42,401	—	—	134,656
Other	17,786	15,404	9,763	—	42,953
Assets of business held for sale	17,492	—	—	—	17,492

Total current assets	233,018	135,744	(2,041)	—	366,721
Property and equipment, less accumulated depreciation	130,684	69,513	12,862	—	213,059
Investments in subsidiaries	5,495	9,958	249,075	(264,528)	—
Other	8,592	8,647	55,962	—	73,201
Goodwill	134,383	75,359	787	—	210,529

	$512,172	$299,221	$316,645	$(264,528)	$863,510

Liabilities and Shareholders’ Equity
Current liabilities	$66,750	$89,792	$12,370	$—	$168,912
Long-term debt, less current maturities	—	—	445,000	—	445,000
Deferred income taxes	14,250	(15,037)	21,307	—	20,520

Total liabilities	81,000	74,755	478,677	—	634,432

Minority interests	—	4,907	—	—	4,907

Shareholders’ equity
Preferred stock	57,891	—	—	(57,891)	—
Common stock	27,805	71,472	5,120	(99,277)	5,120
Additional paid-in capital	95,143	29,511	221,751	(124,654)	221,751
Retained earnings	251,603	199,254	(382,175)	17,294	85,976
Foreign currency translation adjustment	(1,270)	(54,725)	(9,882)	—	(65,877)
Minimum pension liability	—	(25,953)	—	—	(25,953)
Unrealized gain on fair value hedges	—	—	3,154	—	3,154

Total shareholders’ equity	431,172	219,559	(162,032)	(264,528)	224,171

	$512,172	$299,221	$316,645	$(264,528)	$863,510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet as of December 30, 2001

			Interface,	Consolidation
	Guarantor	Nonguarantor	Inc. (Parent	& Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Assets
Current
Cash	$5,841	$4,596	$(9,649)	$—	$788
Accounts receivable	111,240	67,295	(23,591)	—	154,944
Inventories	106,836	52,661	—	—	159,497
Other	12,528	25,282	10,190	—	48,000
Assets of business held for sale	37,018	—	—	—	37,018

Total current assets	273,463	149,834	(23,050)	—	400,247
Property and equipment, less accumulated depreciation	153,681	71,847	16,389	—	241,917
Investments in subsidiaries	130,321	718	805,664	(936,703)	—
Other	5,870	7,380	50,101	—	63,351
Goodwill	164,276	82,994	1,969	—	249,239

	$727,611	$312,773	$851,073	$(936,703)	$954,754

Liabilities and Shareholders’ Equity
Current liabilities	$88,331	$77,309	$10,325	$—	$175,965
Long-term debt, less current maturities	107	34,925	411,795	—	446,827
Deferred income taxes	13,580	(7,150)	18,617	—	25,047

Total liabilities	102,018	105,084	440,737	—	647,839

Minority interests	—	4,440	—	—	4,440

Shareholders’ equity
Preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,082	(196,344)	5,082
Additional paid-in capital	191,411	12,525	219,490	(203,936)	219,490
Retained earnings	283,185	153,277	197,098	(457,620)	175,940
Foreign currency translation adjustment	(1,039)	(53,691)	(11,334)	(20,912)	(86,976)
Minimum pension liability	—	(11,061)	—	—	(11,061)

Total shareholders’ equity	625,593	203,249	410,336	(936,703)	302,475

	$727,611	$312,773	$851,073	$(936,703)	$954,754

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet as of December 31, 2000

			Interface, Inc.	Consolidation &
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Assets
Current
Cash	$4,464	$3,953	$(561)	$—	$7,856
Accounts receivable	165,339	77,992	(50,747)	—	192,584
Inventories	127,716	62,341	—	—	190,057
Other	11,486	11,743	11,643	—	34,872
Assets of business held for sale	35,943	—	—	—	35,943

Total current assets	344,948	156,029	(39,665)	—	461,312
Property and equipment, less accumulated depreciation	153,086	77,927	16,063	—	247,076
Investments in subsidiaries	91,675	7,065	870,867	(969,607)	—
Other	2,154	22,085	40,337	—	64,576
Goodwill	170,137	90,692	1,056	—	261,885

	$762,000	$353,798	$888,658	$(969,607)	$1,034,849

Liabilities and Shareholders’ Equity
Current liabilities	$132,064	$66,584	$15,428	$—	$214,076
Long-term debt, less current maturities	159	44,141	370,750	—	415,050
Deferred income taxes	16,375	3,371	8,378	—	28,124

Total liabilities	148,598	114,096	394,556	—	657,250

Minority interests	—	5,164	—	—	5,164

Shareholders’ equity
Preferred stock	57,891	—	—	(57,891)	—
Common stock	94,144	102,199	5,808	(196,320)	5,831
Additional paid-in capital	191,431	12,525	217,946	(203,641)	218,261
Retained earnings	270,699	160,814	280,393	(470,506)	241,400
Foreign currency translation adjustment	(763)	(41,000)	(10,045)	(21,144)	(72,952)
Treasury stock	—	—	—	(20,105)	(20,105)

Total shareholders’ equity	613,402	234,538	494,102	(969,607)	372,435

	$762,000	$353,798	$888,658	$(969,607)	$1,034,849

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Cash Flows for Year Ended 2002

				Consolidation
			Interface, Inc.	&
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Cash flows from operating activities	$46,635	$39,042	$(28,300)	$—	$57,377

Cash flows from investing activities:
Purchase of plant and equipment	(8,336)	(5,729)	(279)	—	(14,344)
Other	—	—	(397)	—	(397)

Cash used in investing activities	(8,336)	(5,729)	(676)	—	(14,741)

Cash flows from financing activities:
Debt issuance costs	—	—	(5,755)	—	(5,755)
Net borrowings (repayments)	(40,623)	(21,044)	58,178	—	(3,489)
Proceeds from issuance of common stock	—	—	1,341	—	1,341
Cash dividends paid	—	—	(2,300)	—	(2,300)

Cash provided by (used in) financing activities	(40,623)	(21,044)	51,464	—	(10,203)

Effect of exchange rate changes on cash	—	913	—	—	913

Net increase (decrease) in cash	(2,324)	13,182	22,488	—	33,346
Cash, at beginning of year	5,841	4,596	(9,649)	—	788

Cash, at end of year	$3,517	$17,778	$12,839	$—	$34,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Cash Flows for Year Ended 2001

			Interface, Inc.	Consolidation
	Guarantor	Nonguarantor	(Parent	& Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Cash flows from operating activities	$9,088	$28,688	$(19,474)	$—	$18,302

Cash flows from investing activities:
Purchase of plant and equipment	(17,192)	(9,228)	(3,616)	—	(30,036)
Acquisitions, net of cash acquired	(2,198)	—	—	—	(2,198)
Other	(6,080)	(5,101)	(1,266)	—	(12,447)

Cash used in investing activities	(25,470)	(14,329)	(4,882)	—	(44,681)

Cash flows from financing activities:
Net borrowings (repayments)	17,759	(12,617)	26,116	—	31,258
Proceeds from issuance of common stock	—	—	269	—	269
Cash dividends paid	—	—	(7,628)	—	(7,628)
Repurchase of common shares	—	—	(2,217)	—	(2,217)
Other	—	—	(1,272)	—	(1,272)

Cash provided by (used in) financing activities	17,759	(12,617)	15,268	—	20,410

Effect of exchange rate changes on cash	—	(1,099)	—	—	(1,099)

Net increase (decrease) in cash	1,377	643	(9,088)	—	(7,068)
Cash, at beginning of year	4,464	3,953	(561)	—	7,856

Cash, at end of year	$5,841	$4,596	$(9,649)	$—	$788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Cash Flows for Year Ended 2000

			Interface, Inc.	Consolidation &
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Cash flows from operating activities	$50,417	$33,537	$(12,522)	$—	$71,432

Cash flows from investing activities:
Purchase of plant and equipment	(19,661)	(10,834)	—	—	(30,495)
Acquisitions, net of cash acquired	(25,307)	(4,565)	—	—	(29,872)
Other	(1,135)	(21,010)	11,269	—	(10,876)

Cash provided by (used in) investing activities	(46,103)	(36,409)	11,269	—	(71,243)

Cash flows from financing activities:
Net borrowings (repayments)	(3,982)	—	24,282	—	20,300
Proceeds from issuance of common stock	—	—	496	—	496
Cash dividends paid	—	—	(9,243)	—	(9,243)
Repurchase of common shares	—	—	(6,842)	—	(6,842)

Cash provided by (used in) financing activities	(3,982)	—	8,693	—	4,711

Effect of exchange rate changes on cash	—	413	—	—	413

Net increase (decrease) in cash	332	(2,459)	7,440	—	5,313
Cash, at beginning of year	4,132	6,412	(8,001)	—	2,543

Cash, at end of year	$4,464	$3,953	$(561)	$—	$7,856

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Interface, Inc.

Atlanta, Georgia

      We have audited the accompanying consolidated balance sheets of Interface, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended December 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interface, Inc. and its subsidiaries as of December 29, 2002 and December 30, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in the Summary of Significant Accounting Policies, during 2002 the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
February 17, 2003

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained under the caption “Nomination and Election of Directors” in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2002 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

      The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2002 fiscal year, is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

      The information contained under the caption “Executive Compensation and Related Items” in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2002 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information contained under the caption “Principal Shareholders and Management Stock Ownership” in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2002 fiscal year, is incorporated herein by reference.

      The information contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2002 fiscal year, is incorporated herein by reference.

      For purposes of determining the aggregate market value of our voting and non-voting stock held by non-affiliates, shares held of record by our directors and executive officers have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” as that term is defined under federal securities laws.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained under the caption “Executive Compensation and Related Items — Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2002 fiscal year, is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

      Within the 90-day period prior to filing this report, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the last evaluation of these controls.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) 1. Financial Statements

      The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are contained in Item 8 of this Report:

      Consolidated Statements of Operations and Comprehensive Income (Loss) — years ended December 29, 2002, December 30, 2001, and December 31, 2000

      Consolidated Balance Sheets — December 29, 2002 and December 30, 2001

      Consolidated Statements of Cash Flows — years ended December 29, 2002, December 30, 2001, and December 31, 2000

      Notes to Consolidated Financial Statements

      Report of Independent Certified Public Accountants

      2. Financial Statement Schedule

      The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are included as part of this Report (see pages 85-86):

      Report of Independent Certified Public Accountants

      Schedule II — Valuation and Qualifying Accounts and Reserves

      3. Exhibits

      The following exhibits are included as part of this Report:

Exhibit
Number		Description of Exhibit

3.1	—	Restated Articles of Incorporation (included as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 5, 1998 (the “1998 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference).
3.2	—	Bylaws, as amended and restated (included as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2001, previously filed with the Commission and incorporated herein by reference).
4.1	—	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of Common Stock of the Company.
4.2	—	Rights Agreement between the Company and Wachovia Bank, N.A., dated as of March 4, 1998, with an effective date of March 16, 1998 (included as Exhibit 10.1A to the Company’s registration statement on Form 8-A/A dated March 12, 1998, previously filed with the Commission and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

4.3	—	Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2005, dated as of November 15, 1995, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank of Georgia, as Trustee (the “1995 Indenture”) (included as Exhibit 4.1 to the Company’s registration statement on Form S-4, File No. 33-65201, previously filed with the Commission and incorporated herein by reference); Supplement No. 1 to the 1995 Indenture, dated as of December 27, 1996 (included as Exhibit 4.2(b) to the Company’s annual report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference); and Supplement No. 2 to the 1995 Indenture, dated as of December 31, 2002.
4.4	—	Form of Indenture governing the Company’s 7.3% Senior Notes due 2008, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as Trustee (the “1998 Indenture”) (included as Exhibit 4.1 to the Company’s registration statement on Form S-3/A, File No. 333-46611, previously filed with the Commission and incorporated herein by reference); and Supplement No. 1 to the 1998 Indenture, dated as of December 31, 2002.
4.5	—	Indenture governing the Company’s 10.375% Senior Notes due 2010, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as Trustee (the “2002 Indenture”) (included as Exhibit 4.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2001 (the “2001 10-K”), previously filed with the Commission and incorporated herein by reference); and Supplemental Indenture related to the 2002 Indenture, dated as of December 31, 2002.
10.1	—	Salary Continuation Plan, dated May 7, 1982 (included as Exhibit 10.20 to the Company’s registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*
10.2	—	Form of Salary Continuation Agreement (included as Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended April 5, 1998, previously filed with the Commission and incorporated herein by reference); and Form of Amendment to Salary Continuation Agreement (included as Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended January 3, 1999 (the “1998 10-K”), previously filed with the Commission and incorporated herein by reference).*
10.3	—	Form of Salary Continuation Agreement, dated as of October 1, 2002 (as used for Daniel T. Hendrix, Raymond S. Willoch, John R. Wells and Brian L. DeMoura) (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 (the “2002 Third Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference).*
10.4	—	Salary Continuation Agreement, dated as of October 1, 2002, between the Company and Ray C. Anderson (included as Exhibit 10.3 to the 2002 Third Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*
10.5	—	Interface, Inc. Omnibus Stock Incentive Plan (included as Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference); and First Amendment thereto (included as Exhibit 10.34 to the Company’s annual report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), previously filed with the Commission and incorporated herein by reference).*
10.6	—	Interface, Inc. Nonqualified Savings Plan (as amended and restated effective January 1, 2002) (included as Exhibit 10.4 to the 2001 10-K, previously filed with the Commission and incorporated herein by reference).*

Exhibit
Number		Description of Exhibit

10.7	—	Fourth Amended and Restated Credit Agreement, dated as of January 17, 2002, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, First Union National Bank, SunTrust Bank and Citicorp North America, Inc. (included as Exhibit 10.6 to the 2001 10-K, previously filed with the Commission and incorporated herein by reference); First Amendment to Credit Agreement and Letter of Credit Agreement (with corrected guarantor signature page), dated as of December 12, 2002, among the Company, the lenders listed therein, Wachovia Bank, National Association, SunTrust Bank and Citicorp North America, Inc.
10.8	—	Employment Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 1997 (the “1997 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 5, 1998 (the “1998 First Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended January 1, 2000 (the “1999 10-K”), previously filed with the Commission and incorporated herein by reference); Third Amendment thereto dated May 7, 1999 (included as Exhibit 10.6 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto dated July 24, 2001 (included as Exhibit 10.4 to the 2001 Third Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*
10.9	—	Change in Control Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.2 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.2 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto dated May 7, 1999 (included as Exhibit 10.7 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto dated July 24, 2001 (included as Exhibit 10.5 to the 2001 Third Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*
10.10	—	Employment Agreement of Brian L. DeMoura dated April 1, 1997 (included as Exhibit 10.5 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.5 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.11	—	Change in Control Agreement of Brian L. DeMoura dated April 1, 1997 (included as Exhibit 10.6 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.6 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*

Exhibit
Number		Description of Exhibit

10.12	—	Employment Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.7 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.7 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto dated January 31, 2003.*
10.13	—	Change in Control Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.8 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.8 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.14	—	Employment Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.11 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.11 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto dated January 31, 2003.*
10.15	—	Change in Control Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.12 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.12 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.16	—	Employment Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.23 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.23 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.17	—	Change in Control Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.24 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.24 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.18	—	Form of Second Amendment to Employment Agreement, dated January 14, 1999 (amending Exhibits 10.6, 10.8, 10.10, 10.12, 10.16 and 10.18 to the 1999 10-K and included as Exhibit 10.20 to such report, previously filed with the Commission and incorporated herein by reference).*
10.19	—	Form of Second Amendment to Change in Control Agreement, dated January 14, 1999 (amending Exhibits 10.7, 10.9, 10.11, 10.13, 10.17 and 10.19 to the 1999 10-K and included as Exhibit 10.21 to such report, previously filed with the Commission and incorporated herein by reference).*

Exhibit
Number		Description of Exhibit

10.20	—	Split Dollar Agreement, dated May 29, 1998, between the Company, Ray C. Anderson and Mary Anne Anderson Lanier, as Trustee of the Ray C. Anderson Family Trust (included as Exhibit 10.32 to the 1998 10-K, previously filed with the Commission and incorporated herein by reference).*
10.21	—	Split Dollar Insurance Agreement, dated effective as of February 21, 1997, between the Company and Daniel T. Hendrix (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 4, 1998, previously filed with the Commission and incorporated herein by reference).*
10.22	—	Interface, Inc. Key Employee Stock Option Plan (1993) (included as Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended January 3, 1993, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto (included as Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended January 2, 1994, previously filed with the Commission and incorporated herein by reference); and Amendment No. 2 thereto (included as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 1995, previously filed with the Commission and incorporated herein by reference).*
10.23	—	Interface, Inc. Offshore Stock Option Plan (included as Exhibit 10.15 to the Company’s annual report on Form 10-K for the year ended January 1, 1989, previously filed with the Commission and incorporated herein by reference); and Amendment No. 1 thereto (included as Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 29, 1991, previously filed with the Commission and incorporated herein by reference).*
10.24	—	Receivables Transfer Agreement, dated as of February 12, 2003, among Interface Fabrics Group Marketing, Inc., Interface Teknit, Inc., Interface TekSolutions, LLC, Pandel, Inc., Interface Americas, Inc. and Interface, Inc.
10.25	—	Receivables Sale Agreement, dated as of February 12, 2003, between Interface, Inc. and Interface Securitization Corporation.
10.26	—	Loan Agreement, dated as of February 12, 2003, among Interface Securitization Corporation, Interface, Inc., Three Pillars Funding Corporation and SunTrust Capital Markets, Inc.
21	—	Subsidiaries of the Company.
23	—	Consent of BDO Seidman, LLP.
99.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
99.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.

(b) Reports on Form 8-K

      The following reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report:

Date Filed	Items Reported	Financial Statements File

November 21, 2002	Certifications of Quarterly Report on Form 10-Q	None
December 3, 2002	Extension of waiver with respect to revolving credit facility	None
December 17, 2002	Amendment of revolving credit facility	None

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Interface, Inc.

Atlanta, Georgia

      The audits referred to in our report dated February 17, 2003 relating to the consolidated financial statements of Interface, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Financial Statement Schedule based upon our audits.

      In our opinion, such Schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia

February 17, 2003

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Column B
	Column A	Charged to	Column C	Column D	Column E
	Balance, at	Costs and	Charged to	Deductions	Balance, at
	Beginning of Year	Expenses (A)	Other Accounts	(Describe) (B)	End of Year

	(In thousands)
Allowance for Doubtful Accounts:
Year Ended:
December 29, 2002	$11,041	$3,511	$—	$4,738	$9,814
December 30, 2001	8,651	5,774	—	3,384	11,041
December 31, 2000	8,797	5,909	—	6,045	8,651

(A)	Includes changes in foreign currency exchange rates.

(B)	Write off of bad debt.

		Column B
	Column A	Charged to	Column C	Column D	Column E
	Balance, at	Costs and	Charged to	Deductions	Balance, at
	Beginning of Year	Expenses (A)	Other Accounts	(Describe) (C)	End of Year

	(In thousands)
Restructuring reserve:
Year ended:
December 29, 2002	$15,636	$10,665	$—	$18,916	$7,385
December 30, 2001	613	21,005	—	5,982	15,636
December 31, 2000	466	12,690	—	12,543	613

(A)	Includes changes in foreign currency exchange rates.

(C)	Cash payments.

      (All other Schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are omitted because they are either not applicable or the required information is shown in the Company’s Consolidated Financial Statements or the Notes thereto.)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERFACE, INC.

By:	/s/ DANIEL T. HENDRIX

Daniel T. Hendrix
President and Chief Executive Officer

Date: March 26, 2003

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel T. Hendrix as attorney-in-fact, with power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RAY C. ANDERSON Ray C. Anderson	Chairman of the Board	March 26, 2003

/s/ DANIEL T. HENDRIX Daniel T. Hendrix	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/s/ PATRICK C. LYNCH Patrick C. Lynch	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ DIANNE DILLON-RIDGLEY Dianne Dillon-Ridgley	Director	March 26, 2003

/s/ CARL I. GABLE Carl I. Gable	Director	March 26, 2003

/s/ JUNE M. HENTON June M. Henton	Director	March 26, 2003

Signature	Capacity	Date

/s/ CHRISTOPHER G. KENNEDY Christopher G. Kennedy	Director	March 26, 2003

/s/ J. SMITH LANIER, II J. Smith Lanier, II	Director	March 26, 2003

/s/ JAMES B. MILLER, JR. James B. Miller, Jr.	Director	March 26, 2003

/s/ THOMAS R. OLIVER Thomas R. Oliver	Director	March 26, 2003

/s/ LEONARD G. SAULTER Leonard G. Saulter	Director	March 26, 2003

/s/ CLARINUS C.TH. VAN ANDEL Clarinus C.Th. van Andel	Director	March 26, 2003

CERTIFICATIONS

I, Daniel T. Hendrix, certify that:

      1. I have reviewed this annual report on Form 10-K of Interface, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DANIEL T. HENDRIX

Daniel T. Hendrix
President and Chief Executive Officer

Date: March 26, 2003

I, Patrick C. Lynch, certify that:

      1. I have reviewed this annual report on Form 10-K of Interface, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PATRICK C. LYNCH

Patrick C. Lynch
Vice President and Chief Financial Officer

Date: March 26, 2003

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

4.3	Supplement No. 2 to the 1995 Indenture, dated as of December 31, 2002
4.4	Supplement No. 1 to the 1998 Indenture, dated as of December 31, 2002
4.5	Supplemental Indenture related to the 2002 Indenture, dated as of December 31, 2002
10.7	First Amendment to Credit Agreement and Letter of Credit Agreement (with corrected guarantor signature page), dated as of December 12, 2002, among the Company, the lenders listed therein, Wachovia Bank, National Association, SunTrust Bank and Citicorp North America, Inc.
10.12	Third Amendment to Employment Agreement of Daniel T. Hendrix, dated as of January 31, 2003.*
10.14	Third Amendment to Employment Agreement of Raymond S. Willoch, dated as of January 31, 2003.*
10.24	Receivables Transfer Agreement, dated as of February 12, 2003, among Interface Fabrics Group Marketing, Inc., Interface Teknit, Inc., Interface TekSolutions, LLC, Pandel, Inc., Interface Americas, Inc. and Interface, Inc.
10.25	Receivables Sale Agreement, dated as of February 12, 2003, between Interface, Inc. and Interface Securitization Corporation.
10.26	Loan Agreement, dated as of February 12, 2003, among Interface Securitization Corporation, Interface, Inc., Three Pillars Funding Corporation and SunTrust Capital Markets, Inc.
21	Subsidiaries of the Company.
23	Consent of BDO Seidman, LLP.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.