Form 10-Q
period 2003-03-30
INTERFACE INC
filed 2003-05-14
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☒   No   ☐

Shares outstanding of each of the registrant’s classes of common stock at May 9, 2003:

Class	Number of Shares

Class A Common Stock, $.10 par value per share Class B Common Stock, $.10 par value per share	43,815,080 7,612,347

INTERFACE, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 30,	DECEMBER 29,
	2003	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$22,959	$34,134
Accounts Receivable	129,638	137,486
Inventories	144,228	134,656
Prepaid Expenses	36,584	33,042
Deferred Tax Asset	13,645	9,911
Assets of Business Held for Sale	18,613	17,492

TOTAL CURRENT ASSETS	365,667	366,721

PROPERTY AND EQUIPMENT, less accumulated depreciation	209,626	213,059
GOODWILL	212,055	210,529
OTHER ASSETS	77,744	73,201

	$865,092	$863,510

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts Payable	$65,120	$55,836
Accrued Expenses	100,923	106,143
Liabilities of Business Held for Sale	8,564	6,933

TOTAL CURRENT LIABILITIES	174,607	168,912

LONG-TERM DEBT, less current maturities	2,504	—
SENIOR NOTES	325,000	325,000
SENIOR SUBORDINATED NOTES	120,000	120,000
DEFERRED INCOME TAXES and OTHER	20,095	20,520

TOTAL LIABILITIES	642,206	634,432

Minority Interest	5,029	4,907

SHAREHOLDERS’ EQUITY:
Common Stock	5,138	5,120
Additional Paid-In Capital	222,016	221,751
Retained Earnings	75,622	85,976
Accumulated Other Comprehensive Income — Foreign Currency Translation	(62,120)	(65,877)
Minimum Pension Liability	(25,953)	(25,953)
Unrealized Gain on Fair Value Hedges, Net of Tax	3,154	3,154

TOTAL SHAREHOLDERS’ EQUITY	217,857	224,171

	$865,092	$863,510

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE
	MONTHS
	ENDED

	MARCH 30,	MARCH 31,
	2003	2002

NET SALES	$210,210	$226,671
Cost of Sales	154,511	161,078

GROSS PROFIT ON SALES	55,699	65,593
Selling, General and Administrative Expenses	57,040	55,011
Restructuring Charge	2,086	—

OPERATING INCOME (LOSS)	(3,427)	10,582
Interest Expense	10,180	10,352
Other Expense	93	269

INCOME (LOSS) BEFORE TAXES ON INCOME	(13,700)	(39)
Income Tax Benefit	(4,658)	(36)

Loss from Continuing Operations	(9,042)	(3)
Discontinued Operations (net of tax)	(1,312)	(103)
Cumulative Effect of a Change in Accounting Principle	—	(55,380)

NET INCOME (LOSS)	$(10,354)	$(55,486)

BASIC AND DILUTED LOSS PER SHARE:
Continuing Operations	$(0.18)	$(0.00)
Discontinued Operations	(0.03)	(0.00)
Cumulative Effect of a Change in Accounting Principle	—	(1.11)

Basic and Diluted Loss Per Share	$(0.21)	$(1.11)

Basic and Diluted Common Shares Outstanding	50,211	50,017

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(IN THOUSANDS)

	THREE
	MONTHS
	ENDED

	MARCH 30,	MARCH 31,
	2003	2002

Net Loss	$(10,354)	$(55,486)
Other Comprehensive Income, Foreign Currency Translation Adjustment	3,757	(1,120)

Comprehensive Loss	$(6,597)	$(56,606)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	THREE
	MONTHS
	ENDED

	MARCH 30,	MARCH 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:	$(6,719)	$3,784

INVESTING ACTIVITIES:
Capital expenditures	(4,607)	(2,444)
Other	(2,433)	(5,830)

	(7,040)	(8,274)

FINANCING ACTIVITIES:
Net borrowing (reduction) of long-term debt	2,504	(168,413)
Proceeds from issuance of bonds	—	175,000
Proceeds from issuance of common stock	—	77
Dividends paid	—	(762)

	2,504	5,902

Net cash provided by (used for) operating, investing and financing activities	(11,255)	1,412
Effect of exchange rate changes on cash	80	(94)

CASH AND CASH EQUIVALENTS:
Net change during the period	(11,175)	1,318
Balance at beginning of period	34,134	793

Balance at end of period	$22,959	$2,111

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — CONDENSED FOOTNOTES

     As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 29, 2002, as filed with the Commission.

     The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 29, 2002 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

     The Company has announced its intent to sell or otherwise create a joint venture or strategic alliance for its raised/access flooring business. The balances of this business have been segregated and reported as discontinued operations for all periods presented.

NOTE 2 — INVENTORIES

     Inventories are summarized as follows:

	(In thousands)
	March 30,	December 29,
	2003	2002

Finished Goods	$88,298	$79,005
Work in Process	13,481	13,037
Raw Materials	42,449	42,614

	$144,228	$134,656

NOTE 3 – GOODWILL

     We adopted the new standards of accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. In the second quarter of 2002, we completed the transitional goodwill impairment test required by Statement of Financial Accounting Standards (SFAS) No. 142, entitled “Goodwill and Other Intangible Assets.” An outside consultant was used to help prepare valuations of reporting units in accordance with the new standard, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The test showed goodwill impairment in three overseas reporting units and five Americas reporting units. In all cases, the impairment primarily was attributable to actual and currently-forecasted revenue and profitability for the reporting unit being lower (consistent with the industry-wide decline in carpet sales and related services) than that anticipated at the time of the acquisition of the reporting unit. The effect of this accounting change (an after-tax charge of $55.4 million, or $1.11 per diluted share for the quarter ended March 31, 2002) has been recorded as the cumulative effect of a change in accounting principle effective the first quarter of fiscal 2002, as required by SFAS 142. The charge had no cash effect, and, as required, is presented net of tax.

     During the fourth quarter of 2002, the Company performed the annual goodwill impairment test required by SFAS 142 using a methodology similar to the transitional test. No additional impairment was indicated.

NOTE 4 — RESTRUCTURING CHARGES

2002 Restructuring

     During 2002, the Company recorded a pre-tax restructuring charge of $23.4 million. The charge reflected: (i) the consolidation of three fabrics manufacturing facilities; (ii) the further rationalization of the Re:Source Americas operations; (iii) a worldwide workforce reduction of approximately 206 employees; and (iv) the consolidation of certain European facilities. In the first quarter of 2003, we recognized an additional pre-tax restructuring charge related to this plan of $2.1 million, primarily related to the incurrence of facilities consolidation costs and further staff reductions.

     Specific elements of the restructuring activities, the related costs and current status of the plan are discussed below.

U.S.

     Enduring sluggish economic conditions have caused a decline in demand for fabrics, floorcovering and related services. In order to better match our cost structure to the expected revenue base, the Company consolidated three fabrics manufacturing plants, closed vacated facilities and made other head-count reductions. In the fourth quarter of 2002, a charge of approximately $13.2 million was recorded representing the relocation of equipment, the reduction of carrying value of certain property and equipment, product rationalization and other costs to consolidate these operations. Additionally, in the fourth quarter of 2002, the Company recorded approximately $1.7 million of termination benefits associated with the facility closures and other head-count reductions. In the first quarter of 2003, a charge of approximately $1.2 million was recorded representing additional costs incurred to consolidate the three fabrics manufacturing plants, and a charge of approximately $0.9 million was recorded for additional termination benefits.

Europe/Australia

     The softening global economy during 2002 led management to conclude that further right-sizing of the Europe and Australia operations was necessary. As a result, the Company elected to consolidate certain production and administrative facilities throughout Europe and Australia. A charge of approximately $4.6 million was recorded in the fourth quarter of 2002 representing the reduction of carrying value of the related property and equipment and other costs to consolidate these operations. Additionally, the Company recorded approximately $4.0 million of termination benefits associated with the facility closures.

     A summary of the restructuring activities is presented below:

	U.S.	EUROPE	AUSTRALIA	TOTAL

		(IN THOUSANDS)
Facilities consolidation	$8,966	$4,541	$—	$13,507
Workforce reduction	1,704	3,636	315	5,655
Product rationalization	1,301	—	—	1,301
Other impaired assets	2,888	—	98	2,986

Total, December 29, 2002	14,859	8,177	413	23,449
Facilities consolidation	1,232	—	—	1,232
Workforce reduction	854	—	—	854

Total, March 30, 2003	$16,945	$8,177	$413	$25,535

     The restructuring charge was comprised of $12.7 million of cash expenditures for severance benefits and other costs, and $12.8 million of non-cash charges, primarily for the write-down of carrying value and disposal of certain assets.

     The termination benefits of $6.5 million, primarily related to severance costs, are a result of aggregate reductions of approximately 206 employees. The staff reductions as originally planned were expected to be as follows:

	U.S.	EUROPE	AUSTRALIA	TOTAL

Manufacturing	99	10	1	110
Selling and administrative	58	28	10	96

	157	38	11	206

     As a result of the restructuring, a total of 189 employees were terminated through December 29, 2002. The charge for termination benefits and other costs to exit activities incurred during 2002 was reflected as a separately stated charge against operating income. An additional 17 employees were terminated during the quarter ended March 30, 2003.

     The following table displays the activity related to the 2002 restructuring for the three-month period ended March 30, 2003:

Termination Benefits

	U.S.	EUROPE	AUSTRALIA	TOTAL

		(IN THOUSANDS)
Balance, at December 29, 2002	$310	$1,998	$70	$2,378
Cash payments	(260)	(1,426)	(11)	(1,697)

Balance, at March 30, 2003	$50	$572	$59	$681

Other Costs To Exit Activities

	U.S.	EUROPE	AUSTRALIA	TOTAL

		(IN THOUSANDS)
Balance, at December 29, 2002	$301	$3,892	$—	$4,193
Costs incurred	(301)	—	—	(301)

Balance, at March 30, 2003	$—	$3,892	$—	$3,892

2001 Restructuring

     During 2001, the Company recorded a pre-tax restructuring charge of $65.1 million. The charge reflected: (i) the withdrawal from the European broadloom market; (ii) the consolidation in the Company’s raised/access flooring operations; (iii) the further rationalization of the U.S. broadloom operations; (iv) a worldwide workforce reduction of approximately 838 employees; and (v) the consolidation of certain non-strategic Re:Source Americas operations. The Company initially recorded a charge of $62.2 million during the third quarter of 2001, and in the fourth quarter of 2001 recorded an additional $2.9 million charge related to pension benefits for terminated European employees. The Company completed this restructuring plan during the first quarter of 2003.

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

     A summary of the restructuring activities, including activities relating to the discontinued raised/access flooring business, is presented below:

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

     As a result of the restructuring, a total of 847 employees were terminated through September 29, 2002. The charge for termination benefits and other costs to exit activities incurred during 2001 was reflected as a separately stated charge against operating income.

     The following tables display the activity within the accrued restructuring liability for the three-month period ended March 30, 2003:

Termination Benefits

	U.S.	EUROPE	TOTAL

	(IN THOUSANDS)
Balance, at December 29, 2002	$—	$814	$814
Cash payments	—	(814)	(814)

Balance, at March 30, 2003	$—	$—	$—

NOTE 5 — EARNINGS PER SHARE AND DIVIDENDS

     Basic earnings (loss) per share is computed by dividing net income (or loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings (loss) per share has been computed based upon 50,211,000 shares and 50,017,000 shares outstanding for the three-month periods ended March 30, 2003 and March 31, 2002, respectively. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period. Diluted earnings (loss) per share has been computed based upon 50,211,000 shares and 50,017,000 shares outstanding for the three-month periods ended March 30, 2003 and March 31, 2002, respectively. During the first three months of 2003, there were vested, unexercised, in the money stock options for 601,250 shares. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

     The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for each of the periods presented:

(In Thousands Except Per Share Amounts)
For the Three-Month		Average Shares	Earnings
Period Ended	Net Loss	Outstanding	Per Share

March 30, 2003	$(10,354)	50,211	$(0.21)
Effect of Dilution:
Options	—	—	—

Diluted	$(10,354)	50,211	$(0.21)

March 31, 2002	$(55,486)	50,017	$(1.11)
Effect of Dilution:
Options	—	—	—

Diluted	$(55,486)	50,017	$(1.11)

NOTE 6 — SEGMENT INFORMATION

     Based on the quantitative thresholds specified in SFAS No. 131, the Company has determined that it has two reportable segments: Floorcovering Products/Services and Interior Fabrics. The Floorcovering Products/Services segment manufactures, installs and services commercial modular and broadloom carpet, and the Interior Fabrics segment manufactures panel and upholstery fabrics.

     The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of Net Sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

     Summary information by segment follows:

	Floorcovering	Interior
(in thousands)	Products/Services	Fabrics	Other	Total

Three Months Ended March 30, 2003
Net Sales	$159,923	$46,930	$3,357	$210,210
Depreciation and amortization	4,758	2,833	53	7,644
Operating Income	1,897	(5,387)	287	(3,203)
Total Assets	$623,748	$244,734	$35,578	$904,060

Three Months Ended March 31, 2002
Net Sales	$159,478	$52,394	$3,665	$215,537
Depreciation and amortization	4,345	2,932	67	7,344
Operating Income	7,962	1,564	(9)	9,517
Total Assets	$593,548	$252,323	$60,178	$906,049

     A reconciliation of the Company’s total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

	Three Months Ended

(in thousands)	March 30, 2003	March 31, 2002

DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$7,644	$7,344
Corporate depreciation and amortization	1,699	1,859

Reported depreciation and amortization	$9,343	$9,203

OPERATING INCOME (LOSS)
Total segment operating income (loss)	$(3,203)	$9,517
Corporate expenses and other reconciling amounts	(224)	1,065

Reported operating income (loss)	$(3,427)	$10,582

ASSETS
Total segment assets	$904,060	$906,049
Discontinued operations	(18,613)	(34,933)
Corporate assets and eliminations	(20,355)	(3,089)

Reported total assets	$865,092	$868,027

NOTE 7 — LONG-TERM DEBT

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

     While we have failed to comply with certain covenants contained in our revolving credit facility that require us to maintain a specified interest coverage ratio, fixed charge coverage ratio and minimum net worth, we have obtained from the lenders under the credit facility a waiver therefrom until May 31, 2003. We continue to work with our banking syndicate to further amend and restate the credit facility in a manner that, among other things, addresses those covenants. We anticipate consummating the proposed amendment and restatement of the credit facility during the second quarter of 2003. As currently contemplated, the proposed amendment and restatement of our revolving credit facility would also replace and supersede our accounts receivable securitization program.

NOTE 8 – STOCK-BASED COMPENSATION

     We use the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under the provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Compensation expense related to stock option plans was not material for the periods ended March 30, 2003 and March 31, 2002.

     The following table includes disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended

	March 30, 2003	March 31, 2002

	(in thousands, except per share amounts)
Net loss as reported	$(10,354)	$(55,486)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(489)	(619)

Pro forma net loss	$(10,843)	$(56,105)

Basic and diluted earnings (loss) per share as reported	$(0.21)	$(1.11)
Basic and diluted pro forma earnings (loss) per share	(0.22)	(1.12)

     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.

NOTE 9 — DISCONTINUED OPERATIONS

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

     Additional information regarding the raised/access flooring business is as follows:

	Three Months Ended

	March 30, 2003	March 31, 2002

	(in thousands)
Net sales	$5,441	$7,754
Income (loss) on operations before taxes on income (benefit)	(1,988)	(169)
Taxes on income (benefit)	(676)	(66)
Income (loss) on operations, net of tax	(1,312)	(103)

March 30, 2003

(in thousands)
Current Assets	7,778
Property and equipment	10,428
Other assets	407
Long-term debt	6,500
Other liabilities	1,427

NOTE 10 — SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS

     The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 10.375% senior notes due 2010, its 7.3% senior notes due 2008, and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

STATEMENT OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 30, 2003

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

	(IN THOUSANDS)
Net sales	$151,041	$78,441	$—	$(19,272)	$210,210
Cost of sales	121,382	52,401	—	(19,272)	154,511

Gross profit on sales	29,659	26,040	—	—	55,699
Selling, general and administrative expenses	33,840	18,509	4,691	—	57,040
Restructuring charge	2,086	—	—	—	2,086

Operating income (loss)	(6,267)	7,531	(4,691)	—	(3,427)
Interest/Other expense	3,104	1,328	5,841	—	10,273

Income (loss) before taxes on income and equity in income of subsidiaries	(9,371)	6,203	(10,532)	—	(13,700)
Income tax (benefit) expense	645	2,581	(7,884)	—	(4,658)

Income (loss) from continuing operations	(10,016)	3,622	(2,648)	—	(9,042)
Discontinued operations (net of tax)	(1,312)	—	—	—	(1,312)
Equity in income (loss) of subsidiaries	—	—	(7,706)	7,706	—

Net income (loss)	$(11,328)	$3,622	$(10,354)	$7,706	$(10,354)

BALANCE SHEET
MARCH 30, 2003

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$3,722	$18,652	$585	$—	$22,959
Accounts receivable	90,602	61,347	(22,311)	—	129,638
Inventories	99,120	45,108	—	—	144,228
Prepaids and Deferred Tax Assets	9,331	17,719	23,179	—	50,229
Assets of business held for sale	18,613	—	—	—	18,613

Total current assets	221,388	142,826	1,453	—	365,667
Property and equipment less accumulated depreciation	138,580	68,212	2,834	—	209,626
Investment in subsidiaries	149,574	(34,862)	744,945	(859,657)	—
Goodwill	134,231	77,037	787	—	212,055
Other assets	9,843	8,526	59,375	—	77,744

	$653,616	$261,739	$809,394	$(859,657)	$865,092

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,244	$27,658	$218	$—	$65,120
Accrued expenses	23,511	66,497	10,915	—	100,923
Liabilities of business held for sale	8,564	—	—	—	8,564

Total current liabilities	69,319	94,155	11,133	—	174,607
Long-term debt, less current maturities	—	29	2,475	—	2,504
Senior notes and senior subordinated notes	—	—	445,000	—	445,000
Deferred income taxes/other	14,251	(15,462)	21,306	—	20,095

Total liabilities	83,570	78,722	479,914	—	642,206
Minority interests	—	5,029	—	—	5,029
Redeemable preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,138	(196,344)	5,138
Additional paid-in capital	191,411	12,525	222,317	(204,237)	222,016
Retained earnings	227,871	140,241	106,789	(399,279)	75,622
Foreign currency translation adjustment	(1,272)	(51,024)	(7,918)	(1,906)	(62,120)
Minimum pension liability	—	(25,953)	—	—	(25,953)
Unrealized gain of fair value hedges, net of tax	—	—	3,154	—	3,154

	$653,616	$261,739	$809,394	$(859,657)	$865,092

STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS
ENDED MARCH 30, 2003

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$5,092	$1,467	$(13,278)	$—	$(6,719)
Cash flows from investing activities:
Purchase of plant and equipment	(4,001)	(402)	(204)	—	(4,607)
Other assets	(799)	(191)	(1,443)	—	(2,433)

Net cash provided by (used for) investing activities	(4,800)	(593)	(1,647)	—	(7,040)

Cash flows from financing activities:
Net borrowings (repayments)	(171)	—	2,675	—	2,504

Net cash provided by (used for) financing activities	(171)	—	2,675	—	2,504

Effect of exchange rate change on Cash	80	—	—	—	80

Net increase (decrease) in cash	201	874	(12,250)	—	(11,175)
Cash at beginning of period	3,517	17,778	12,839	—	34,134

Cash at end of period	$3,718	$18,652	$589	$—	$22,959

NOTE 11 — NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted the provisions of SFAS 143 effective December 30, 2002. The adoption of SFAS 143 did not have a material impact on our consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS 144 effective December 31, 2001. (See Note 9.)

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Some provisions of SFAS 145 became effective in May 2002 and the remaining provisions were adopted by the Company, as required, on January 1, 2003. The Company’s adoption of SFAS 145 did not have a material impact on its consolidated financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis. We adopted the provisions of SFAS 146 in the fourth quarter of 2002, and recorded the 2002 restructuring charge in accordance with its provisions. (See Note 4.)

     In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires recognition, at the inception of a guarantee, of a liability for the fair value of an obligation undertaken in connection with issuing a guarantee. The adoption of this Interpretation did not have a material impact on our consolidated financial statements.

     In December 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS 123, “Accounting for Stock-Based Compensation.” In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and requires certain disclosures in both annual and interim financial statements. We will continue to account for stock-based compensation in accordance with APB 25. As such, we do not expect this standard to have a material impact on our consolidated financial statements. We have adopted the disclosure provisions of SFAS 148 at March 30, 2003. (See Note 8.)

     In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The issuance of FIN 46 had no effect on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Safe Harbor Compliance Statement for Forward-Looking Statements” included in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, which discussion is hereby incorporated by reference, including but not limited to the discussion of specific risks and uncertainties under the headings “We compete with a large number of manufacturers in the highly competitive commercial floorcovering products market, and some of these competitors have greater financial resources than we do,” “Sales of our principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings,” “Our continued success depends significantly upon the efforts, abilities and continued service of our senior management executives and our design consultants,” “Our substantial international operations are subject to various political, economic and other uncertainties,” “Our Chairman, together with other insiders, currently has sufficient voting power to elect a majority of our Board of Directors,” “Large increases in the cost of petroleum-based raw materials, which we are unable to pass through to our customers, could adversely affect us,” “Unanticipated termination or interruption of any of our arrangements with our primary third-party suppliers of synthetic fiber could have a material adverse effect on us,” and “Our Rights Agreement could discourage tender offers or other transactions that could result in shareholders receiving a premium over the market price for our stock.” The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

     Our revenues are derived from sales of commercial floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics and other specialty products. During the three-month period ended March 30, 2003, we had net sales of $210.2 million and a net loss (after giving effect to the first quarter 2003 restructuring charge) of $10.4 million, or $0.21 per share, compared with net sales of $226.7 million and a net loss of $55.5 million, or $1.11 per share, after giving effect to a $55.4 million after-tax write-down associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, in the comparable period last year. All amounts (except for net loss) in the preceding sentence exclude our raised/access flooring business, which we are reporting as “discontinued operations” as discussed below.

     During the first quarter of 2003, we recorded a pre-tax restructuring charge of $2.1 million in connection with our previously-announced restructuring initiative designed to rationalize manufacturing operations in our fabrics division and further reduce worldwide workforce. This charge was comprised entirely of cash expenditures for severance benefits and other rationalization costs.

Discontinued Operations of Our Raised/Access Flooring Business

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

     In the three-month period ended March 30, 2003, the raised/access flooring business generated revenues of $5.4 million, compared with $7.8 million in the comparable period last year. Loss from operations of the raised/access flooring business, net of tax, in the first quarter of 2003 was $1.3 million, versus loss from operations of $0.1 million in the first quarter of 2002.

Goodwill

     We adopted the new standards set forth in SFAS 142 for accounting for goodwill and other intangible assets effective on the first day of fiscal 2002, and in the second quarter of 2002, we completed the transitional goodwill impairment test required by SFAS 142. As a result of that testing, we determined that a portion of our goodwill and other intangible assets had been impaired, and we wrote down their value accordingly. The effect of that write-down (an after-tax charge of $55.4 million, or $1.11 per diluted share in the quarter ended March 31, 2002) has been recorded as the cumulative effect of a change in accounting principle effective the first quarter of fiscal 2002, as required by SFAS 142. The charge had no cash effect and, as required, is presented net of tax. However, it affects significantly the comparisons of our results from period to period, both directly because of the charge itself in the first quarter of 2002, and indirectly because of the subsequent elimination of amortization of those assets.

Results of Operations

     For the three-month period ended March 30, 2003, the Company’s net sales decreased $16.5 million (7.3%) compared with the same period in 2002. The decrease was primarily attributable to (i) reduced corporate profits in general, which has led to decreased spending in the commercial interiors market; (ii) the decline of panel fabric sales to certain OEM furniture manufacturers as a result of reduced demand in the commercial interiors market; and (iii) deferred spending by corporations due to uncertainty in the face of the war in Iraq. The decrease was offset somewhat by (i) our Asia-Pacific carpet tile operations, which had strong sales volumes during the first quarter of 2003, and (ii) progress on our market segmentation strategy, whereby we are enhancing our efforts to penetrate relatively untapped segments.

     Cost of sales, as a percentage of net sales, increased to 73.5% for the three-month period ended March 30, 2003, compared with 71.1% in the comparable period in 2002. The percentage increase reflects primarily (i) the under-absorption of fixed manufacturing costs due to lower sales volume, (ii) a fluctuation in our relative sales mix from products which have had traditionally higher margins to those with traditionally lower margins, (iii) other manufacturing costs associated with scaling production to meet current demand levels, and (iv) unanticipated disruptions associated with the integration and restructuring of our fabrics division.

     Selling, general and administrative expenses, as a percentage of net sales, increased to 27.1% for the three-month period ended March 30, 2003, compared with 24.3% in the comparable period in 2002, primarily due to (i) lower overall sales volume, (ii) increased marketing costs incurred in connection with our launches of InterfaceFLOR (our residential modular carpet business), the Prince Street House and Home Collection (our residential broadloom offering), and our i2 marketing campaign during the first quarter of this year, (iii) unanticipated disruptions associated with the integration and restructuring of our fabrics division, and (iv) currency fluctuations that negatively affected the value of the dollar.

     For the three-month period ended March 30, 2003, interest expense decreased $0.2 million, compared with the same period in 2002, due primarily to (i) our repurchase of $5 million Senior Subordinated Notes in 2002, and (ii) a lower average balance on our revolving credit facility during the first quarter of 2003, as compared to the same period in 2002.

Liquidity and Capital Resources

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

     At March 30, 2003, we had $23.0 million in cash, and had $47.0 million of available borrowing capacity under our revolving credit facility subject to continued compliance with its covenants ($2.5 million in borrowings and $14.1 million in letters of credit were outstanding under the credit facility as of March 30, 2003).

     The Company’s primary source of cash during the three months ended March 30, 2003 was $6.8 million from reductions in accounts receivable. The primary uses of cash during the three-month period ended March 30, 2003 were (i) $4.6 million for additions to property and equipment in the Company’s manufacturing facilities and (ii) $8.6 million related to an increase in inventory. Management believes that cash provided by operations and long-term loan commitments (assuming consummation of the expected amendment to the revolving credit facility described below) will provide adequate funds for current commitments and other requirements in the foreseeable future; however, certain factors could affect the Company’s free cash flow, including, but not limited to, the following factors discussed under the heading “Safe Harbor Compliance Statement for Forward-Looking Statements” in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002: “Sales of our principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings,” “Our substantial international operations are subject to various political, economic and other uncertainties,” “Large increases in the cost of petroleum-based raw materials, which we are unable to pass through to our customers, could adversely affect us,” and “Unanticipated termination or interruption of any of our arrangements with our primary third-party suppliers of synthetic fiber could have a material adverse effect on us.”

     Our primary revolving credit facility, as amended and restated, provides a borrowing amount of up to $100 million, subject to maintaining a sufficient asset borrowing base as specified in the credit facility. (The revolving credit facility is described in more detail in Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.) Interest on our borrowings is charged at varying rates based on our ability to meet certain performance criteria. Under the credit facility, we are required to meet certain financial tests (including an interest coverage ratio test, a funded debt coverage ratio test, a minimum net worth test and a fixed charge coverage ratio test) and comply with certain other reporting, affirmative and negative covenants. The credit facility is secured by substantially all of the assets of our domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier material foreign subsidiaries. The credit facility matures on May 15, 2005, subject to a possible extension of that date to January 17, 2007 if we meet certain conditions relating to the repayment of long-term debt.

     While we have failed to comply with certain covenants contained in our revolving credit facility that require us to maintain a specified interest coverage ratio, fixed charge coverage ratio and minimum net worth, we have obtained from the lenders under the credit facility a waiver therefrom until May 31, 2003. We continue to work with our banking syndicate to further amend and restate the credit facility in a manner that, among other things, addresses those covenants and will permit us to comply with them in the future. We anticipate consummating the proposed amendment and restatement of the credit facility during the second quarter of 2003.

     We also have in place an “off-balance sheet” accounts receivable securitization program that provides funding from the sale of trade accounts receivable generated by certain of our operating subsidiaries. (The accounts receivable securitization program is described in more detail in Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.) As of March 30, 2003, the aggregate outstanding principal balance of loans made to our special purpose entity under this program was $26.2 million, and the aggregate unpaid balance of the receivables securing such loans on that date was $42.3 million. As currently contemplated, the proposed amendment and restatement of our revolving credit facility would also replace and supersede our accounts receivable securitization program.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

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

     At March 30, 2003, the Company had utilized interest rate swap agreements to effectively convert approximately $125 million of fixed rate debt into variable rate debt. The Company does not plan to utilize any other swap agreements or other derivative financial instruments to convert variable rate to fixed rate debt, or vice versa, during the rest of fiscal 2003.

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

     The Company, as of March 30, 2003, recognized a $3.8 million increase in its foreign currency translation adjustment account compared to December 29, 2002, primarily because of the weakening of the U.S. dollar against the euro.

     Sensitivity Analysis. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company’s market sensitive instruments.

     To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates on market sensitive instruments. The market value of instruments affected by interest rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 30, 2003. The market values that result from these computations are compared with the market values of these financial instruments at March 30, 2003. The differences in this comparison are the hypothetical gains or losses associated with the risk.

     As of March 30, 2003, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company’s fixed rate long-term debt would be impacted by a net decrease of approximately $19.4 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s fixed rate long-term debt of approximately $21.0 million.

ITEM 4. CONTROLS AND PROCEDURES

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     The cumulative effect of the accounting change required by SFAS 142 was not reflected in the tables included in our press release on April 23, 2003 (although it was reflected in our Annual Report on Form 10-K for the 2002 fiscal year, filed prior to the date of the press release). While we completed the transitional goodwill impairment test required by SFAS 142 during the second quarter of 2002 (as permitted by SFAS 142), the adoption of the standard was effective in the first quarter of fiscal 2002. The financial statements in this report reflect the adoption of, and cumulative effect of, SFAS 142 in the first quarter 2002. Therefore, the financial statements and year-to-year comparisons contained herein are different from those contained in the April 23, 2003 press release.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed with this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

(b)  No reports on Form 8-K were filed during the quarter ended March 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 13, 2003	By:	/s/ Patrick C. Lynch

Patrick C. Lynch Vice President (Principal Financial Officer)

CERTIFICATIONS

I, Daniel T. Hendrix, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interface, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Patrick C. Lynch

Patrick C. Lynch Vice President and Chief Financial Officer