Form 10-Q/A
period 2003-03-30
INTERFACE INC
filed 2003-05-19
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE REGARDING AMENDMENT

     THIS AMENDMENT TO THE REGISTRANT’S QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 30, 2003 IS BEING FILED SOLELY TO CORRECT AN ERROR IN “NOTE 6 — SEGMENT INFORMATION” THAT APPEARED ON PAGE 11 OF THE FORM 10-Q FILED MAY 14, 2003.

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

Segment Disclosures

     Summary information by segment follows:

	Floorcovering	Interior
(in thousands)	Products/Services	Fabrics	Other	Total

Three Months Ended March 30, 2003
Net Sales	$159,923	$46,930	$3,357	$210,210
Depreciation and amortization	4,758	2,833	53	7,644
Operating Income	1,897	(5,387)	287	(3,203)
Total Assets	$623,748	$244,734	$35,578	$904,060

Three Months Ended March 31, 2002
Net Sales	$170,612	$52,394	$3,665	$226,671
Depreciation and amortization	4,345	2,932	67	7,344
Operating Income	7,962	1,564	(9)	9,517
Total Assets	$593,548	$252,323	$60,178	$906,049

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

INTERFACE, INC.

Date: May 19, 2003	By:	/s/ Patrick C. Lynch

Patrick C. Lynch Vice President (Principal Financial Officer)

CERTIFICATIONS

I, Daniel T. Hendrix, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interface, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 19, 2003

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

Date: May 19, 2003

/s/ Patrick C. Lynch

Patrick C. Lynch Vice President and Chief Financial Officer