Form 10-Q
period 2003-06-29
INTERFACE INC
filed 2003-08-13
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 29, 2003

Commission File Number 0-12016

INTERFACE, INC

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Shares outstanding of each of the registrant’s classes of common stock at August 8, 2003:

Class	Number of Shares

Class A Common Stock, $.10 par value per share	43,926,506
Class B Common Stock, $.10 par value per share	7,369,073

INTERFACE, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 29,	DECEMBER 29,
	2003	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$24,188	$34,134
Accounts Receivable	170,638	137,486
Inventories	145,615	134,656
Prepaid Expenses	23,142	33,042
Deferred Tax Asset	13,466	9,911
Assets of Business Held for Sale	16,190	17,492

TOTAL CURRENT ASSETS	393,239	366,721
PROPERTY AND EQUIPMENT, less accumulated depreciation	210,669	213,059
GOODWILL	217,557	210,529
OTHER ASSETS	69,498	73,201

	$890,963	$863,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$59,597	$55,836
Accrued Expenses	105,967	106,143
Liabilities of Business Held for Sale	7,513	6,933

TOTAL CURRENT LIABILITIES	173,077	168,912
LONG-TERM DEBT, less current maturities	21,674	—
SENIOR NOTES	325,000	325,000
SENIOR SUBORDINATED NOTES	120,000	120,000
DEFERRED INCOME TAXES	19,332	20,520
OTHER	4,512	—

TOTAL LIABILITIES	663,595	634,432

Minority Interest	5,218	4,907

SHAREHOLDERS’ EQUITY:
Common Stock	5,138	5,120
Additional Paid-In Capital	222,266	221,751
Retained Earnings	70,207	85,976
Accumulated Other Comprehensive Income	(49,508)	(62,723)
Minimum pension liability	(25,953)	(25,953)

TOTAL SHAREHOLDERS’ EQUITY	222,150	224,171

	$890,963	$863,510

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE		SIX
	MONTHS		MONTHS
	ENDED		ENDED

	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2003	2002	2003	2002

NET SALES	$233,964	$233,773	$444,174	$460,444
Cost of Sales	169,093	164,452	323,604	325,530

GROSS PROFIT ON SALES	64,871	69,321	120,570	134,914
Selling, General and Administrative Expenses	58,670	56,238	115,710	111,249
Restructuring Charge	2,469	—	4,555	—

OPERATING INCOME	3,732	13,083	305	23,665
Interest Expense	10,213	10,814	20,393	21,166
Other Expense	344	111	437	380

INCOME (LOSS) BEFORE TAXES ON INCOME	(6,825)	2,158	(20,525)	2,119
Income Tax Expense (Benefit)	(2,885)	795	(7,543)	759

Income (Loss) from Continuing Operations	(3,940)	1,363	(12,982)	1,360
Loss from Discontinued Operations, net of tax	(1,472)	(586)	(2,784)	(689)
Cumulative Effect of a Change in Accounting Principle	—	—	—	(55,380)

NET INCOME (LOSS)	$(5,412)	$777	$(15,766)	$(54,709)

EARNINGS (LOSS) PER SHARE – BASIC
Continuing Operations	$(0.08)	$0.03	$(0.26)	$0.03
Discontinued Operations	(0.03)	(0.01)	(0.05)	(0.01)
Cumulative Effect of a Change in Accounting Principle	—	—	—	$(1.11)

Earnings (Loss) Per Share — Basic	$(0.11)	$0.02	$(0.31)	$(1.09)

EARNINGS (LOSS) PER SHARE – DILUTED
Continuing Operations	$(0.08)	$0.03	$(0.26)	$0.03
Discontinued Operations	(0.03)	(0.01)	(0.05)	(0.01)
Cumulative Effect of a Change in Accounting Principle	—	—	—	$(1.11)

Earnings (Loss) Per Share — Diluted	$(0.11)	$0.02	$(0.31)	$(1.09)

COMMON SHARES OUTSTANDING
Basic	50,275	50,158	50,274	50,098
Diluted	50,275	51,404	50,274	50,098

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE		SIX
	MONTHS		MONTHS
	ENDED		ENDED

	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2003	2002	2003	2002

Net Income (Loss)	$(5,412)	$777	$(15,766)	$(54,709)
Other Comprehensive Income, Foreign Currency Translation Adjustment	12,612	14,355	16,369	13,235

Comprehensive Income (Loss)	$7,200	$15,132	$603	$(41,474)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	SIX
	MONTHS
	ENDED

	JUNE 29,	JUNE 30,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(15,766)	$(54,709)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	18,373	18,809
Deferred income taxes	3,037	(129)
Other	—	(248)
Cumulative effect of a change in accounting principle	—	55,380
Working capital changes:
Accounts receivable	(29,161)	5,337
Inventories	(13,509)	(3,440)
Prepaid expenses	(2,485)	(4,858)
Accounts payable and accrued expenses	6,876	(1,426)

Cash provided by (used in) operating activities of continuing operations	(32,635)	14,716
Cash provided by (used in) operating activities of discontinued operations	6,695	(1,118)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(25,940)	$13,598

INVESTING ACTIVITIES:
Capital expenditures	(8,401)	(4,690)
Other	2,423	(1,834)

CASH USED IN INVESTING ACTIVITIES:	(5,978)	(6,524)

FINANCING ACTIVITIES:
Net borrowing (reduction) of long-term debt	21,673	(175,406)
Proceeds from issuance of bonds	—	175,000
Refinancing costs	—	(5,470)
Proceeds from issuance of common stock	—	1,306
Dividends paid	—	(1,532)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	21,673	(6,102)

Net cash provided by (used in) operating, investing and financing activities	(10,245)	972
Effect of exchange rate changes on cash	299	492

CASH AND CASH EQUIVALENTS:
Net change during the period	(9,946)	1,464
Balance at beginning of period	34,134	793

Balance at end of period	$24,188	$2,257

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

NOTE 2 — INVENTORIES

     Inventories are summarized as follows:

	(In thousands)
	June 29,	December 29,
	2003	2002

Finished Goods	$87,417	$79,005
Work in Process	15,207	13,037
Raw Materials	42,991	42,614

	$145,615	$134,656

NOTE 3 – GOODWILL

     We adopted the new standards of accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. In the second quarter of 2002, we completed the transitional goodwill impairment test required by Statement of Financial Accounting Standards (“SFAS”) No. 142, entitled “Goodwill and Other Intangible Assets.” An outside consultant was used to help prepare valuations of reporting units in accordance with the new standard, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The test showed goodwill impairment in three overseas reporting units and five Americas reporting units. In all cases, the impairment primarily was attributable to actual and currently-forecasted revenue and profitability for the reporting unit being lower (consistent with the industry-wide decline in carpet sales and related services) than that anticipated at the time of the acquisition of the reporting unit. The effect of this accounting change (an after-tax charge of $55.4 million, or $1.11 per diluted share for the quarter ended March 31, 2002) has been recorded as the cumulative effect of a change in accounting principle effective the first quarter of fiscal 2002, as required by SFAS 142, and appears in the Company’s results for the six-month period ended June 30, 2002. The charge had no cash effect, and, as required, is presented net of tax.

     During the fourth quarter of 2002, the Company performed the annual goodwill impairment test required by SFAS 142 using a methodology similar to the transitional test. No additional impairment was indicated.

NOTE 4 — RESTRUCTURING CHARGES

2002 Restructuring

     During 2002, the Company recorded a pre-tax restructuring charge of $23.4 million. The charge reflected: (i) the consolidation of three fabrics manufacturing facilities; (ii) the further rationalization of the Re:Source Americas operations; (iii) a worldwide workforce reduction of approximately 206 employees; and (iv) the consolidation of certain European facilities. In the first six months of 2003, we recognized an additional pre-tax restructuring charge related to this plan of $4.6 million, primarily related to the incurrence of facilities consolidation costs and further staff reductions.

     Specific elements of the restructuring activities, the related costs and current status of the plan are discussed below.

U.S.

     Enduring sluggish economic conditions in 2002 caused a decline in demand for fabrics, floorcovering and related services. In order to better match our cost structure to the expected revenue base, the Company consolidated three fabrics manufacturing plants, closed vacated facilities and made other head-count reductions. In the fourth quarter of 2002, a charge of approximately $13.2 million was recorded representing the relocation of equipment, the reduction of carrying value of certain property and equipment, product rationalization and other costs to consolidate these operations. Additionally, in the fourth quarter of 2002, the Company recorded approximately $1.7 million of termination benefits associated with the facility closures and other head-count reductions. In the first six months of 2003, a charge of approximately $2.9 million was recorded representing additional costs incurred to consolidate the three fabrics manufacturing plants, and a charge of approximately $1.7 million was recorded for additional termination benefits.

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

     A summary of the restructuring activities is presented below:

	U.S.	EUROPE	AUSTRALIA	TOTAL

	(IN THOUSANDS)
Facilities consolidation	$8,966	$4,541	$—	$13,507
Workforce reduction	1,704	3,636	315	5,655
Product rationalization	1,301	—	—	1,301
Other impaired assets	2,888	—	98	2,986

Total, December 29, 2002	14,859	8,177	413	23,449
Facilities consolidation	2,885	—	—	2,885
Workforce reduction	1,670	—	—	1,670

Total, June 29, 2003	$19,414	$8,177	$413	$28,004

     The restructuring charge was comprised of $15.2 million of cash expenditures for severance benefits and other costs, and $12.8 million of non-cash charges, primarily for the write-down of carrying value and disposal of certain assets.

     The termination benefits of $7.3 million, primarily related to severance costs, are a result of aggregate reductions of 271 employees. The staff reductions as originally planned were expected to be as follows:

	U.S.	EUROPE	AUSTRALIA	TOTAL

Manufacturing	99	10	1	110
Selling and administrative	58	28	10	96

	157	38	11	206

     As a result of the restructuring, a total of 189 employees were terminated through December 29, 2002. The charge for termination benefits and other costs to exit activities incurred during 2002 was reflected as a separately stated charge against operating income. An additional 82 employees were terminated during the first six months of 2003.

     The following table displays the activity related to the 2002 restructuring for the six-month period ended June 29, 2003:

Termination Benefits

	U.S.	EUROPE	AUSTRALIA	TOTAL

	(IN THOUSANDS)
Balance, at December 29, 2002	$310	$1,998	$70	$2,378
Cash payments	(310)	(1,641)	(22)	(1,973)

Balance, at June 29, 2003	$—	$357	$48	$405

Other Costs To Exit Activities

	U.S.	EUROPE	AUSTRALIA	TOTAL

	(IN THOUSANDS)
Balance, at December 29, 2002	$301	$3,892	$—	$4,193
Costs incurred	(301)	(856)	—	(1,157)

Balance, at June 29, 2003	$—	$3,036	$—	$3,036

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

     The termination benefits of $17.3 million, primarily related to severance costs, are a result of aggregate reductions of 847 employees. The staff reductions as originally planned were expected to be as follows:

	U.S.	EUROPE	TOTAL

Manufacturing	243	436	679
Selling and administrative	62	97	159

	305	533	838

     As a result of the restructuring, a total of 847 employees were terminated through March 30, 2003 (which completed the 2001 restructuring). The charge for termination benefits and other costs to exit activities incurred during 2001 was reflected as a separately stated charge against operating income.

     In the first quarter of 2003, the Company completed the activity associated with the 2001 restructuring. The following tables display the activity within the accrued restructuring liability for the three-month period ended March 30, 2003:

Termination Benefits

	U.S.	EUROPE	TOTAL

	(IN THOUSANDS)
Balance, at December 29, 2002	$—	$814	$814
Cash payments	—	(814)	(814)

Balance, at March 30, 2003	$—	$—	$—

NOTE 5 — EARNINGS PER SHARE AND DIVIDENDS

     Basic earnings (loss) per share is computed by dividing net income (or loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings (loss) per share has been computed based upon 50,275,000 shares and 50,158,000 shares outstanding for the three-month periods ended June 29, 2003 and June 30, 2002, respectively, and based upon 50,274,000 shares and 50,098,000 shares outstanding for the six-month periods ended June 29, 2003 and June 30, 2002, respectively. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period. Diluted earnings (loss) per share has been computed based upon 50,275,000 shares and 51,404,000 shares outstanding for the three-month periods ended June 29, 2003 and June 30, 2002, respectively, and based upon 50,274,000 shares and 50,098,000 shares outstanding for the six-month periods ended June 29, 2003 and June 30, 2002, respectively. During the three-month and six-month periods ended June 29, 2003, there were vested, unexercised, in the money stock options for 623,750 shares and 601,250 shares, respectively. During the three-month and six-month periods ended June 30, 2002, there were vested, unexercised, in the money stock options for 3,462,400 shares and 2,642,000 shares, respectively. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

     The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for each of the periods presented:

	(In Thousands Except Per Share Amounts)

For the Three-Month		Average Shares	Earnings (Loss)
Period Ended	Net Income (Loss)	Outstanding	Per Share

June 29, 2003	$(5,412)	50,275	$(0.11)
Effect of Dilution:
Options	—	—	—

Diluted	$(5,412)	50,275	$(0.11)

June 30, 2002	$777	50,158	$0.02
Effect of Dilution:
Options	—	1,246	—

Diluted	$777	51,404	$0.02

	(In Thousands Except Per Share Amounts)

For the Six-Month		Average Shares	Earnings (Loss)
Period Ended	Net Loss	Outstanding	Per Share

June 29, 2003	$(15,766)	50,274	$(0.31)
Effect of Dilution:
Options	—	—	—

Diluted	$(15,766)	50,274	$(0.31)

June 30, 2002	$(54,709)	50,098	$(1.09)
Effect of Dilution:
Options	—	—	—

Diluted	$(54,709)	50,098	$(1.09)

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

Segment Disclosures

     Summary information by segment follows:

	Floorcovering	Interior
(in thousands)	Products/Services	Fabrics	Other	Total

Three Months Ended
June 29, 2003
Net Sales	$186,067	$46,080	$1,817	$233,964
Depreciation and amortization	4,553	2,898	25	7,476
Operating Income	7,899	(2,530)	(91)	5,278
Total Assets	$642,549	$232,102	$32,996	$907,647
Three Months Ended
June 30, 2002
Net Sales	$177,746	$52,260	$3,767	$233,773
Depreciation and amortization	5,878	2,425	132	8,435
Operating Income	12,104	1,991	71	14,166
Total Assets	$649,737	$250,027	$34,591	$934,355

	Floorcovering	Interior
(in thousands)	Products/Services	Fabrics	Other	Total

Six Months Ended
June 29, 2003
Net Sales	$345,990	$93,010	$5,174	$444,174
Depreciation and amortization	9,311	5,731	78	15,120
Operating Income	9,796	(7,917)	196	2,075
Total Assets	$642,549	$232,102	$32,996	$907,647
Six Months Ended
June 30, 2002
Net Sales	$348,358	$104,654	$7,432	$460,444
Depreciation and amortization	10,223	5,357	199	15,779
Operating Income	20,066	3,555	62	23,683
Total Assets	$649,737	$250,027	$34,591	$934,355

     A reconciliation of the Company’s total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

(in thousands)	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$7,476	$8,435	$15,120	$15,779
Corporate depreciation and amortization	1,554	1,171	3,253	3,030

Reported depreciation and amortization	$9,030	$9,606	$18,373	$18,809

OPERATING INCOME (LOSS)
Total segment operating income	$5,278	$14,166	$2,075	$23,683
Corporate expenses and other reconciling amounts	(1,546)	(1,083)	(1,770)	(18)

Reported operating income	$3,732	$13,083	$305	$23,665

ASSETS
Total segment assets	$907,647	$934,355	$907,647	$934,355
Discontinued operations	(16,190)	(34,532)	(16,190)	(34,532)
Corporate assets and eliminations	(494)	6,567	(494)	6,567

Reported total assets	$890,963	$906,390	$890,963	$906,390

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

     On June 18, 2003, we again amended and restated our revolving credit facility. Under the amended and restated facility, as under its predecessor, the maximum aggregate amount of loans and letters of credit available to us at any one time is $100 million. However, the amended and restated facility differs from its predecessor in several material respects, including the following:

•	The amended and restated facility (the “Facility”) matures on May 15, 2005, but may be extended to October 1, 2007, upon the following conditions. If, on May 15, 2005, and at all times thereafter until the Company’s 9.5% Senior Subordinated Notes are paid in full, (i) the sum of our excess availability for domestic loans under the Facility plus unrestricted cash balances (each as defined in the facility) is greater than or equal to (ii) the sum of $45 million plus the outstanding principal balance of the 9.5% Senior Subordinated Notes, then the maturity date will be extended to November 15, 2005. If the maturity date is extended to November 15, 2005, as described in the preceding sentence, and if the 9.5% Senior Subordinated Notes are paid in full on or before November 15, 2005, then the maturity date will automatically be extended to October 1, 2007.

•	The Facility includes a domestic U.S. Dollar syndicated loan and letter of credit facility (the “Domestic Loan Facility”) made available to the Company and Interface Europe B.V. (a foreign subsidiary of the Company based in Europe), as co-borrowers up to the lesser of (i) $100 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, finished goods inventory and raw materials inventory in the U.S. (the percentages and eligibility requirements for the domestic borrowing base are specified in the credit facility) less certain reserves. Any advances to the Company or Interface Europe B.V. under the Domestic Loan Facility reduce borrowing availability under the entire Facility.

•	Advances to the Company and Interface Europe B.V. under the Domestic Loan Facility and advances to Interface Europe, Ltd. under the Multicurrency Loan Facility (described below) are secured by a first priority lien on substantially all of the assets of the Company and each of its material domestic subsidiaries, which subsidiaries also guarantee the Facility.

•	The Facility also includes a multicurrency syndicated loan and letter of credit facility (the “Multicurrency Loan Facility”) in British Pounds and Euros made available to Interface Europe, Ltd., (a foreign subsidiary of the Company based in the UK) in an amount up to the lesser of (i) the U.S. Dollar equivalent of $15 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and finished goods inventory of Interface Europe, Ltd. and certain of its subsidiaries (the percentages and eligibility requirements for the UK borrowing base are specified in the credit facility) less certain reserves. Any advances under the Multicurrency Loan Facility reduce borrowing availability under the Domestic Loan Facility.

•	Advances to Interface Europe, Ltd. under the facility are secured by a first-priority lien on, security interest in, or floating or fixed charge, as applicable, on all of the interest in and to the accounts receivable, inventory, and substantially all other property of Interface Europe, Ltd. and its material subsidiaries, which subsidiaries also guarantee the Multicurrency Loan Facility.

•	The Facility contains certain financial covenants (including a senior secured debt coverage ratio test and a fixed charge coverage ratio test) that become effective in that event that (i) our excess availability for domestic loans falls below $20 million (excluding a specified reserve against the domestic borrowing base), or (ii) our excess availability for UK loans falls below $3 million. In such event, we must comply with the financial covenants for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

     NOTE 8 – STOCK-BASED COMPENSATION

     We use the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under the provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Compensation expense related to stock option plans was not material for the three-month or six-month periods ended June 29, 2003 and June 30, 2002, respectively.

     The following table includes disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

	(in thousands except per share amounts)
Net income (loss) as reported	$(5,412)	$777	$(15,766)	$(54,709)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(388)	(390)	(737)	(792)

Pro forma net income (loss)	$(5,800)	$387	$(16,503)	$(55,501)

Basic and diluted income (loss) per share as reported	$(0.11)	$0.02	$(0.31)	$(1.09)
Basic and diluted pro forma income (loss) per share	$(0.12)	$0.01	$(0.33)	$(1.11)

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

     Additional information regarding the raised/access flooring business is as follows:

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

	(in thousands)		(in thousands)
Net sales	$4,672	$6,820	$10,113	$14,574
Loss on operations before taxes on income	(2,413)	(961)	(4,401)	(1,130)
Taxes on income (benefit)	(941)	(375)	(1,617)	(441)
Loss on operations, net of tax	(1,472)	(586)	(2,784)	(689)

	June 29, 2003	December 29, 2002

	(in thousands)	(in thousands)
Current assets	$5,622	$6,210
Property and equipment	10,184	10,852
Other assets	384	430
Long-term debt	6,500	6,500
Other liabilities	1,427	1,427

NOTE 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

     The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 10.375% senior notes due 2010, its 7.3% senior notes due 2008, and its 9.5% senior subordinated notes due 2005. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 29, 2003

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

	(IN THOUSANDS)
Net sales	$175,893	$83,425	$—	$(25,354)	$233,964
Cost of sales	136,082	58,365	—	(25,354)	169,093

Gross profit on sales	39,811	25,060	—	—	64,871
Selling, general and administrative expenses	33,235	19,480	5,955	—	58,670
Restructuring charge	2,469	—	—	—	2,469

Operating income (loss)	4,107	5,580	(5,955)	—	3,732
Interest/Other expense	2,663	3,090	4,804	—	10,557

Income (loss) before taxes on income and equity in income of subsidiaries	1,444	2,490	(10,759)	—	(6,825)
Income tax (benefit) expense	727	286	(3,898)	—	(2,885)

Income (loss) from continuing operations	717	2,204	(6,861)	—	(3,940)
Discontinued operations, net of tax	(1,472)	—	—	—	(1,472)
Equity in income (loss) of subsidiaries	—	—	1,449	(1,449)	—

Net income (loss)	$(755)	$2,204	$(5,412)	$(1,449)	$(5,412)

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 29, 2003

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

	(IN THOUSANDS)
Net sales	$326,934	$161,866	$—	$(44,626)	$444,174
Cost of sales	257,464	110,766	—	(44,626)	323,604

Gross profit on sales	69,470	51,100	—	—	120,570
Selling, general and administrative expenses	67,075	37,989	10,646	—	115,710
Restructuring charge	4,555	—	—	—	4,555

Operating income (loss)	(2,160)	13,111	(10,646)	—	305
Interest/Other expense	5,767	4,418	10,645	—	20,830

Income (loss) before taxes on income and equity in income of subsidiaries	(7,927)	8,693	(21,291)	—	(20,525)
Income tax (benefit) expense	1,372	2,867	(11,782)	—	(7,543)

Income (loss) from continuing operations	(9,299)	5,826	(9,509)	—	(12,982)
Discontinued operations, net of tax	(2,784)	—	—	—	(2,784)
Equity in income (loss) of subsidiaries	—	—	(6,257)	6,257	—

Net income (loss)	$(12,083)	$5,826	$(15,766)	$6,257	$(15,766)

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 29, 2003

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$11,082	$25,101	$(11,995)	$—	$24,188
Accounts receivable	101,539	66,413	2,686	—	170,638
Inventories	94,943	50,672	—	—	145,615
Prepaids and Deferred Tax Assets	9,534	17,000	10,074	—	36,608
Assets of business held for sale	16,190	—	—	—	16,190

Total current assets	233,288	159,186	765	—	393,239
Property and equipment less accumulated depreciation	128,873	70,873	10,923	—	210,669
Investment in subsidiaries	140,350	4,745	758,459	(903,554)	—
Goodwill	134,232	82,538	787	—	217,557
Other assets	9,606	9,705	50,187	—	69,498

	$646,349	$327,047	$821,121	$(903,554)	$890,963

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,729	$28,418	$450	$—	$59,597
Accrued expenses	24,555	70,978	10,434	—	105,967
Liabilities of business held for sale	7,513	—	—	—	7,513

Total current liabilities	62,797	99,396	10,884	—	173,077
Long-term debt, less current maturities	4	10	21,660	—	21,674
Senior notes and senior subordinated notes	—	—	445,000	—	445,000
Deferred income taxes	14,251	(16,226)	21,307	—	19,332
Other	—	—	4,512	—	4,512

Total liabilities	77,052	83,180	503,363	—	663,595
Minority interests	—	5,218	—	—	5,218
Redeemable preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,138	(196,344)	5,138
Additional paid-in capital	191,411	48,061	222,266	(239,472)	222,266
Retained earnings	227,116	153,014	99,924	(409,847)	70,207
Accumulated Other Comprehensive Income	(1,266)	(38,672)	(9,570)	—	(49,508)
Minimum pension liability	—	(25,953)	—	—	(25,953)

	$646,349	$327,047	$821,121	$(903,554)	$890,963

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JUNE 29, 2003

		NON-	INTERFACE, INC.	CONSOLIDATION
	GUARANTOR	GUARANTOR	(PARENT	AND	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ELIMINATION ENTRIES	TOTALS

	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$18,176	$6,945	$(51,061)	$—	$(25,940)
Cash flows from investing activities:
Purchase of plant and equipment	(7,946)	(33)	(422)	—	(8,401)
Other assets	(1,425)	112	3,736	—	2,423

Net cash provided by (used for) investing activities	(9,371)	79	3,314	—	(5,978)

Cash flows from financing activities:
Net borrowings (repayments)	(1,240)	—	22,913	—	21,673
Net cash provided by (used for) financing activities	(1,240)	—	22,913	—	21,673

Effect of exchange rate change on cash	—	299	—	—	299

Net increase (decrease) in cash	7,565	7,323	(24,834)	—	(9,946)
Cash at beginning of period	3,517	17,778	12,839	—	34,134

Cash at end of period	$11,082	$25,101	$(11,995)	$—	$24,188

NOTE 11 — NEW ACCOUNTING PRONOUNCEMENTS

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this new pronouncement effective the third quarter beginning June 30, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial statements.

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

General

     Our revenues are derived from sales of commercial and residential floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics and other specialty products. During the six-month period ended June 29, 2003, we had net sales of $444.2 million and a net loss (after giving effect to restructuring charges) of $15.8 million, or $0.31 per share, compared with net sales of $460.4 million and a net loss of $54.7 million or $1.09 per share, after giving effect to a $55.4 million after-tax write-down associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, in the comparable period last year. All amounts (except for net loss) in the preceding sentence exclude our raised/access flooring business, which we are reporting as “discontinued operations” as discussed below.

     During the first six months of 2003, we recorded pre-tax restructuring charges of $4.6 million in connection with our previously-announced restructuring initiative designed to rationalize manufacturing operations in our fabrics division and further reduce worldwide workforce. This charge was comprised entirely of cash expenditures for severance benefits and other rationalization costs.

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

     In the six-month period ended June 29, 2003, the raised/access flooring business generated revenues of $10.1 million, compared with $14.6 million in the comparable period last year. Loss from operations of the raised/access flooring business, net of tax, in the first six months of 2003 was $2.8 million, versus loss from operations of $0.7 million in the comparable period last year.

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

Results of Operations

     For the three-month period ended June 29, 2003, the Company’s net sales increased slightly by $0.2 million (0.0%) compared to the same period in 2002. This increase is due primarily to stabilizing economic conditions and continued progress on our market segmentation strategy, whereby we are enhancing our efforts to penetrate relatively untapped segments. For the six-month period ended June 29, 2003, the Company’s net sales decreased $16.3 million (3.5%) compared to the same period in 2002. This decrease is primarily attributable to (i) reduced corporate profits in general, which has led to decreased spending in commercial interior markets, and (ii) the decline of panel fabrics sales to certain OEM furniture manufactures as a result of reduced demand in the interiors market.

     Cost of sales, as a percentage of net sales, increased to 72.3% for the three-month period ended June 29, 2003, compared with 70.3% in the comparable period in 2002. For the six-month period ending June 29, 2003, cost of sales, as a percentage of net sales, increased to 72.9%, versus 70.7% in the comparable period in 2002. The percentage increases are primarily due to (i) the under-absorption of fixed manufacturing cost due to lower sales volume, (ii) a fluctuation in our relative sales mix from products which have had traditionally higher margins to those with traditionally lower margins, (iii) other manufacturing cost associated with scaling production to meet current demand levels, and (iv) unanticipated disruptions associated with the integration and restructuring of our fabrics division.

     Selling, general and administrative expenses, as a percentage of net sales, increased to 25.1% and 26.1% for the three-month and six-month periods ending June 29, 2003, respectively, versus 24.1% and 24.2% in the comparable periods in 2002. The percentage increases are primarily due to (i) increased marketing costs incurred in connection with our launches of InterfaceFLOR (our residential modular carpet business), the Prince Street House and Home Collection (our residential broadloom offering), and our i2 marketing campaign during the first six months of this year, (ii) unanticipated disruptions associated with the integration and restructuring of our fabrics division, and (iii) currency fluctuations that negatively affected the value of the dollar.

     For the three-month and six-month periods ended June 29, 2003, interest expense decreased $0.6 million and $0.8 million respectively, compared with the same periods in 2002. The decreases are due primarily to (i) our repurchase of $5 million of our Senior Subordinated Notes in 2002, (ii) a lower average balance on our revolving credit facility during the first six months of 2003, as compared to the same period in 2002, and (iii) year over year decreases in average LIBOR rates, upon which certain of our borrowings were based.

Liquidity and Capital Resources

     In our business, we require cash and other liquid assets primarily for purchases of raw materials and to pay other manufacturing costs, in addition to funding for normal course selling, general and administrative expenses, anticipated capital expenditures, and possible special projects. We generate our cash and other liquidity requirements primarily from our operations and borrowings or letters of credit under our revolving credit facility with a banking syndicate. Prior to June 18, 2003, we also generated liquidity through our accounts receivable securitization program (which was terminated on that date in connection with an amendment and restatement of our revolving credit facility). Our management believes that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future, and that we will be able to continue our initiative to enhance the generation of free cash flow.

     At June 29, 2003, we had $24.2 million in cash, and had $43.3 million of available borrowing capacity under our revolving credit facility, subject to continued compliance with its covenants.

     The Company’s primary source of cash during the six months ended June 29, 2003 was a $6.9 million reduction in trade payables and accrued expenses. The primary uses of cash during the six-month period ended June 29, 2003 were (i) $8.4 million for additions to property and equipment in the Company’s manufacturing facilities, (ii) $13.5 million related to an increase in inventory levels, and (iii) a $6.9 million net increase in accounts receivable associated with increasing sales volumes. Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future; however, certain factors could affect the Company’s free cash flow, including, but not limited to, the following factors discussed under the heading “Safe Harbor Compliance Statement for Forward-Looking Statements” in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002: “Sales of our principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings,” “Our substantial international operations are subject to various political, economic and other uncertainties,” “Large increases in the cost of petroleum-based raw materials, which we are unable to pass through to our customers, could adversely affect us,” and “Unanticipated termination or interruption of any of our arrangements with our primary third-party suppliers of synthetic fiber could have a material adverse effect on us.”

     On June 18, 2003, we amended and restated our primary revolving credit facility. Under the amended and restated facility, as under its predecessor, the maximum aggregate amount of loans and letters of credit available to us at any one time is $100 million. However, the amended and restated facility differs from its predecessor in several material respects, including the following:

•	The amended and restated facility (the “Facility”) matures on May 15, 2005, but may be extended to October 1, 2007, upon the following conditions. If, on May 15, 2005, and at all times thereafter until the Company’s 9.5% Senior Subordinated Notes are paid in full, (i) the sum of our excess availability for domestic loans under the Facility plus unrestricted cash balances (each as defined in the facility) is greater than or equal to (ii) the sum of $45 million plus the outstanding principal balance of the 9.5% Senior Subordinated Notes, then the maturity date will be extended to November 15, 2005. If the maturity date is extended to November 15, 2005, as described in the preceding sentence, and if the 9.5% Senior Subordinated Notes are paid in full on or before November 15, 2005, then the maturity date will automatically be extended to October 1, 2007.

•	The Facility includes a domestic U.S. Dollar syndicated loan and letter of credit facility (the “Domestic Loan Facility”) made available to the Company and Interface Europe B.V. (a foreign subsidiary of the Company based in Europe), as co-borrowers up to the lesser of (i) $100 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, finished goods inventory and raw materials inventory in the U.S. (the percentages and eligibility requirements for the domestic borrowing base are specified in the credit facility) less certain reserves. Any advances to the Company or Interface Europe B.V. under the Domestic Loan Facility reduce borrowing availability under the entire Facility.

•	Advances to the Company and Interface Europe B.V. under the Domestic Loan Facility and advances to Interface Europe, Ltd. under the Multicurrency Loan Facility (described below) are secured by a first priority lien on substantially all of the assets of the Company and each of its material domestic subsidiaries, which subsidiaries also guarantee the Facility.

•	The Facility also includes a multicurrency syndicated loan and letter of credit facility (the “Multicurrency Loan Facility”) in British Pounds and Euros made available to Interface Europe, Ltd., (a foreign subsidiary of the Company based in the UK) in an amount up to the lesser of (i) the U.S. Dollar equivalent of $15 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and finished goods inventory of Interface Europe, Ltd. and certain of its subsidiaries (the percentages and eligibility requirements for the UK borrowing base are specified in the credit facility) less certain reserves. Any advances under the Multicurrency Loan Facility reduce borrowing availability under the Domestic Loan Facility.

•	Advances to Interface Europe, Ltd. under the facility are secured by a first-priority lien on, security interest in, or floating or fixed charge, as applicable, on all of the interest in and to the accounts receivable, inventory, and substantially all other property of Interface Europe, Ltd. and its material subsidiaries, which subsidiaries also guarantee the Multicurrency Loan Facility.

•	The Facility contains certain financial covenants (including a senior secured debt coverage ratio test and a fixed charge coverage ratio test) that become effective in that event that (i) our excess availability for domestic loans falls below $20 million (excluding a specified reserve against the domestic borrowing base), or (ii) our excess availability for UK loans falls below $3 million. In such event, we must comply with the financial covenants for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

Off-Balance Sheet Arrangements

     We previously had in place an accounts receivable securitization program that provided funding from the sale of trade accounts receivable generated by certain of our operating subsidiaries. (The accounts receivable securitization program was described in more detail in Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.) The amendment and restatement of our revolving credit facility replaced and superseded our accounts receivable securitization program. Consequently, at the closing of the amendment and restatement, the balance outstanding under the securitization facility, which was $26.0 million, was paid off with borrowings under the revolving credit facility, and therefore that debt is now reflected on our balance sheet.

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

     At June 29, 2003, the Company had no interest rate swap agreements in place. The Company does not plan to utilize swap agreements or other derivative financial instruments to convert variable rate to fixed rate debt, or vice versa, during the rest of fiscal 2003.

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

     The Company, as of June 29, 2003, recognized a $16.4 million increase in its foreign currency translation adjustment account compared to December 29, 2002, primarily because of the weakening of the U.S. dollar against the Euro.

     Sensitivity Analysis. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company’s market sensitive instruments.

     To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at June 29, 2003. The market values that result from these computations are compared with the market values of these financial instruments at June 29, 2003. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

     As of June 29, 2003, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company’s fixed rate long-term debt would be impacted by a net decrease of approximately $19.0 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s fixed rate long-term debt of approximately $23.5 million.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”). Based on that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of that evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not aware of any material pending legal proceedings involving us, or any of our subsidiaries or any of our property. We are from time to time a party to litigation arising in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual meeting of shareholders on May 20, 2003.

(b)	Not applicable.

(c)	The matters considered at the annual meeting, and the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, relating to each matter, are as follows:

Election of the following directors:

Class A	For	Withheld

Dianne Dillon-Ridgley	34,315,839	2,257,944
June M. Henton	34,554,573	2,019,210
Christopher G. Kennedy	34,538,020	2,035,763
James B. Miller, Jr.	33,002,968	3,570,815
Thomas R. Oliver	34,539,683	2,034,100

Class B	For	Withheld

Ray C. Anderson	6,563,462	17,140
Carl I. Gable	6,563,462	17,140
Daniel T. Hendrix	6,540,464	40,138
J. Smith Lanier, II	6,540,464	40,138
Leonard G. Saulter	6,563,462	17,140
Clarinus C. Th. van Andel	6,563,462	17,140

(d)	Not applicable.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed with this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

4.1	Supplement No. 3 to the Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2005, dated as of June 18, 2003.
4.2	Supplement No. 2 to the Indenture governing the Company’s 7.3% Senior Notes due 2008, dated as of June 18, 2003.
4.3	Second Supplemental Indenture related to the Indenture governing the Company’s 10.375% Senior Notes due 2010, dated as of June 18, 2003.
10.1	Fifth Amended and Restated Credit Agreement, dated as of June 17, 2003, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, Wachovia Bank, National Association, Fleet Capital Corporation and General Electric Capital Corporation (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated June 18, 2003, previously filed with the Commission and incorporated herein by reference).
10.2	First Amendment to the Interface, Inc. Nonqualified Savings Plan, dated as of December 20, 2002.
10.3	Second Amendment to the Interface, Inc. Nonqualified Savings Plan, dated as of December 30, 2002.
10.4	Third Amendment to Employment Agreement of John R. Wells, dated as of January 31, 2003.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

(b)	The following reports on Form 8-K were filed or furnished during the quarter ended June 29, 2003:

Date Filed
or Furnished	Items Reported	Financial Statements Filed

April 24, 2003	Press release reporting results for the first quarter of 2003	None
May 30, 2003	Extension of waiver with respect to revolving credit facility	None
June 19, 2003	Amendment and restatement of revolving credit facility	None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 12, 2003	By:	/s/ Patrick C. Lynch Patrick C. Lynch Vice President (Principal Financial Officer)