Form 10-Q
period 2003-09-28
INTERFACE INC
filed 2003-11-12
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Shares outstanding of each of the registrant’s classes of common stock at November 7, 2003:

Class	Number of Shares

Class A Common Stock, $.10 par value per share	43,993,626
Class B Common Stock, $.10 par value per share	7,353,956

INTERFACE, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 28,	DECEMBER 29,
	2003	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$22,567	$34,134
Accounts Receivable	176,453	137,486
Inventories	143,977	134,656
Prepaid Expenses	22,477	33,042
Deferred Income Taxes	17,772	9,911
Assets of Business Held for Sale	—	17,492

TOTAL CURRENT ASSETS	383,246	366,721
PROPERTY AND EQUIPMENT, less accumulated depreciation	207,225	213,059
GOODWILL	217,661	210,529
OTHER ASSETS	68,517	73,201

	$876,649	$863,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$60,200	$55,836
Accrued Expenses	113,521	106,143
Liabilities of Business Held for Sale	—	6,933

TOTAL CURRENT LIABILITIES	173,721	168,912
LONG-TERM DEBT, less current maturities	5,502	—
SENIOR NOTES	325,000	325,000
SENIOR SUBORDINATED NOTES	120,000	120,000
DEFERRED INCOME TAXES	33,447	20,520
OTHER	4,339	—

TOTAL LIABILITIES	662,009	634,432

Minority Interest	5,360	4,907

SHAREHOLDERS’ EQUITY:
Common Stock	5,131	5,120
Additional Paid-In Capital	222,565	221,751
Retained Earnings	56,765	85,976
Accumulated Other Comprehensive Income	(49,228)	(62,723)
Minimum pension liability	(25,953)	(25,953)

TOTAL SHAREHOLDERS’ EQUITY	209,280	224,171

	$876,649	$863,510

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE		NINE
	MONTHS		MONTHS
	ENDED		ENDED

	SEPT. 28,	SEPT. 29,	SEPT. 28,	SEPT. 29,
	2003	2002	2003	2002

NET SALES	$237,094	$231,315	$681,268	$691,759
Cost of Sales	171,862	166,666	495,466	492,196

GROSS PROFIT ON SALES	65,232	64,649	185,802	199,563
Selling, General and Administrative Expenses	57,201	57,151	172,911	168,400
Restructuring Charge	—	—	4,555	—

OPERATING INCOME	8,031	7,498	8,336	31,163
Interest Expense	11,033	10,573	31,426	31,739
Other Expense	155	—	592	380

INCOME (LOSS) BEFORE TAXES ON INCOME	(3,157)	(3,075)	(23,682)	(956)
Income Tax Expense (Benefit)	(1,011)	(1,293)	(8,554)	(534)

Income (Loss) from Continuing Operations	(2,146)	(1,782)	(15,128)	(422)
Loss from Discontinued Operations, Net of tax	(2,417)	(967)	(5,201)	(1,656)
Loss on Disposition, Net of Tax	(8,825)	—	(8,825)	—

Income (Loss) before Change in Accounting Principle	(13,388)	(2,749)	(29,154)	(2,078)
Cumulative Effect of Change, Net of Tax	—	—	—	(55,380)

NET INCOME (LOSS)	$(13,388)	$(2,749)	$(29,154)	$(57,458)

EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED
Continuing Operations	$(0.04)	$(0.03)	$(0.30)	$(0.01)
Discontinued Operations	(0.05)	(0.02)	(0.10)	(0.03)
Loss on Disposal	(0.18)	—	(0.18)	—
Cumulative Effect of Change in Accounting Principle	—	—	—	$(1.11)

Earnings (Loss) Per Share – Basic and Diluted	$(0.27)	$(0.05)	$(0.58)	$(1.15)

Common Shares Outstanding, Basic and Diluted	50,273	50,251	50,247	50,148

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE		NINE
	MONTHS		MONTHS
	ENDED		ENDED

	SEPT. 28,	SEPT. 29,	SEPT. 28,	SEPT. 29,
	2003	2002	2003	2002

Net Income (Loss)	$(13,388)	$(2,749)	$(29,154)	$(57,458)
Other Comprehensive Income, Foreign Currency Translation Adjustment	280	1,731	16,649	14,966

Comprehensive Income (Loss)	$(13,108)	$(1,018)	$(12,505)	$(42,492)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	NINE
	MONTHS
	ENDED

	SEPT. 28,	SEPT. 29,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(29,153)	$(57,657)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss on disposal of discontinued operations	8,825	—
Depreciation and amortization	27,450	27,811
Deferred income taxes	765	210
Other	—	150
Cumulative effect of a change in accounting principle	—	55,380
Working capital changes:
Accounts receivable	(31,388)	8,767
Inventories	(8,901)	11,593
Prepaid expenses	462	(5,171)
Accounts payable and accrued expenses	13,254	420

Cash provided by (used in) operating activities of continuing operations	(18,686)	41,503
Cash provided by (used in) operating activities of discontinued operations	8,141	(2,765)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(10,545)	$38,738

INVESTING ACTIVITIES:
Capital expenditures	(10,788)	(8,510)
Other	2,938	(2,205)

CASH USED IN INVESTING ACTIVITIES:	(7,850)	(10,715)

FINANCING ACTIVITIES:
Net borrowing (reduction) of long-term debt	5,500	(175,406)
Proceeds from issuance of bonds	—	175,000
Refinancing costs	—	(5,484)
Proceeds from issuance of common stock	42	1,331
Repurchase of senior subordinated notes	—	(5,000)
Dividends paid	—	(2,300)
Other	183	—

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	5,725	(11,859)

Net cash provided by (used in) operating, investing and financing activities	(12,670)	16,164
Effect of exchange rate changes on cash	1,103	673

CASH AND CASH EQUIVALENTS:
Net change during the period	(11,567)	16,837
Balance at beginning of period	34,134	793

Balance at end of period	$22,567	$17,630

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

     In September 2003, the Company sold substantially all of the assets of its raised/access flooring business. The balances of this business have been segregated and reported as discontinued operations for all periods presented.

NOTE 2 — INVENTORIES

     Inventories are summarized as follows:

	(In thousands)

	September 28,	December 29,
	2003	2002

Finished Goods	$83,695	$79,005
Work in Process	15,332	13,037
Raw Materials	44,950	42,614

	$143,977	$134,656

NOTE 3 — GOODWILL

     We adopted the new standards of accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. In the second quarter of 2002, we completed the transitional goodwill impairment test required by Statement of Financial Accounting Standards (“SFAS”) No. 142, entitled “Goodwill and Other Intangible Assets.” An outside consultant was used to help prepare valuations of reporting units in accordance with the new standard, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The test showed goodwill impairment in three overseas reporting units and five Americas reporting units. In all cases, the impairment primarily was attributable to actual and then-forecasted revenue and profitability for the reporting unit being lower (consistent with the industry-wide decline in carpet sales and related services) than that anticipated at the time of the acquisition of the reporting unit. The effect of this accounting change (an after-tax charge of $55.4 million, or $1.11 per diluted share for the quarter ended March 31, 2002) has been recorded as the cumulative effect of a change in accounting principle effective the first quarter of fiscal 2002, as required by SFAS 142, and appears in the Company’s results for the nine-month period ended September 29, 2002. The charge had no cash effect, and, as required, is presented net of tax.

     During the fourth quarter of 2002, the Company performed the annual goodwill impairment test required by SFAS 142 using a methodology similar to the transitional test. No additional impairment was indicated.

NOTE 4 — RESTRUCTURING CHARGES

2002 Restructuring

     During the fourth quarter of 2002, the Company recorded a pre-tax restructuring charge of $23.4 million. The charge reflected: (i) the consolidation of three fabrics manufacturing facilities; (ii) the further rationalization of the Re:Source Americas operations; (iii) a worldwide workforce reduction of approximately 206 employees; and (iv) the consolidation of certain European facilities. In the first six months of 2003, we recognized an additional pre-tax restructuring charge related to this plan of $4.6 million, primarily related to the incurrence of facilities consolidation costs and further staff reductions.

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

     A summary of the restructuring activities from the initiation of the plan through June 29, 2003, is presented below:

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

     As a result of the restructuring, a total of 189 employees were terminated through December 29, 2002. The charge for termination benefits and other costs to exit activities incurred during 2002 was reflected as a separately stated charge against operating income. An additional 82 employees were terminated during the first nine months of 2003.

     The following tables display the cash activities, during the nine-month period ended September 28, 2003, related to the 2002 restructuring summarized above:

Termination Benefits

	U.S.	EUROPE	AUSTRALIA	TOTAL

	(IN THOUSANDS)
Balance, at December 29, 2002	$310	$1,998	$70	$2,378
Cash payments	(310)	(1,641)	(34)	(1,985)

Balance, at September 28, 2003	$—	$357	$36	$393

Other Costs To Exit Activities

	U.S.	EUROPE	AUSTRALIA	TOTAL

	(IN THOUSANDS)
Balance, at December 29, 2002	$301	$3,892	$—	$4,193
Costs incurred	(301)	(856)	—	(1,157)

Balance, at September 28, 2003	$—	$3,036	$—	$3,036

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

     In the first quarter of 2003, the Company completed the activity associated with the 2001 restructuring. The following table displays the activity within the accrued restructuring liability for the three-month period ended March 30, 2003:

Termination Benefits

	U.S.	EUROPE	TOTAL

	(IN THOUSANDS)
Balance, at December 29, 2002	$—	$814	$814
Cash payments	—	(814)	(814)

Balance, at March 30, 2003	$—	$—	$—

NOTE 5 — EARNINGS PER SHARE AND DIVIDENDS

     Basic earnings (loss) per share is computed by dividing net income (or loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic earnings (loss) per share has been computed based upon 50,273,000 shares and 50,251,000 shares outstanding for the three-month periods ended September 28, 2003 and September 29, 2002, respectively, and based upon 50,247,000 shares and 50,148,000 shares outstanding for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period. Diluted earnings (loss) per share has been computed based upon 50,273,000 shares and 50,251,000 shares outstanding for the three-month periods ended September 28, 2003 and September 29, 2002, respectively, and based upon 50,247,000 shares and 50,148,000 shares outstanding for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively. During the three-month and nine-month periods ended September 28, 2003, there were vested, unexercised, in the money stock options for 2,456,000 shares and 893,000 shares, respectively. During the three-month and nine-month periods ended September 29, 2002, there were vested, unexercised, in the money stock options for 2,040,000 shares and 2,592,000 shares, respectively. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

     The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for each of the periods presented:

	(In Thousands Except Per Share Amounts)

For the Three-Month		Average Shares	Earnings (Loss)
Period Ended	Net Income (Loss)	Outstanding	Per Share

Sept. 28, 2003	$(13,388)	50,273	$(0.27)
Effect of Dilution:
Options	—	—	—

Diluted	$(13,388)	50,273	$(0.27)

Sept. 29, 2002	$(2,749)	50,251	$(0.05)
Effect of Dilution:
Options	—	—	—

Diluted	$(2,749)	50,251	$(0.05)

	(In Thousands Except Per Share Amounts)

For the Nine-Month		Average Shares	Earnings (Loss)
Period Ended	Net Loss	Outstanding	Per Share

Sept. 28, 2003	$(29,154)	50,247	$(0.58)
Effect of Dilution:
Options	—	—	—

Diluted	$(29,154)	50,247	$(0.58)

Sept. 29, 2002	$(57,458)	50,148	$(1.15)
Effect of Dilution:
Options	—	—	—

Diluted	$(57,458)	50,148	$(1.15)

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

Segment Disclosures

     Summary information by segment follows:

	Floorcovering	Interior
(in thousands)	Products/Services	Fabrics	Other	Total

Three Months Ended Sept. 28, 2003
Net Sales	$187,282	$47,899	$1,913	$237,094
Depreciation and amortization	3,459	2,749	10	6,218
Operating Income	10,573	(2,062)	(28)	8,483
Total Assets, at Sept. 28, 2003	$669,693	$232,003	$16,297	$917,993
Three Months Ended Sept. 29, 2002
Net Sales	$177,323	$50,468	$3,524	$231,315
Depreciation and amortization	2,999	2,843	82	5,924
Operating Income	9,131	(868)	478	8,741
Total Assets, at Sept. 29, 2002	$656,272	$245,387	$27,483	$929,142

	Floorcovering	Interior
(in thousands)	Products/Services	Fabrics	Other	Total

Nine Months Ended Sept. 28, 2003
Net Sales	$533,272	$140,909	$7,087	$681,268
Depreciation and amortization	12,770	8,480	88	21,338
Operating Income	20,369	(9,979)	168	10,558
Nine Months Ended Sept. 29, 2002
Net Sales	$525,681	$155,122	$10,956	$691,759
Depreciation and amortization	13,222	8,200	281	21,703
Operating Income	29,197	2,687	540	32,424

     A reconciliation of the Company’s total segment operating income, depreciation and amortization and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Nine Months Ended

(in thousands)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$6,218	$5,924	$21,338	$21,703
Corporate depreciation and amortization	2,859	3,078	6,112	6,108

Reported depreciation and amortization	$9,077	$9,002	$27,450	$27,811

OPERATING INCOME (LOSS)
Total segment operating income	$8,483	$8,741	$10,558	$32,424
Corporate expenses and other reconciling amounts	(452)	(1,243)	(2,222)	(1,261)

Reported operating income	$8,031	$7,498	$8,336	$31,163

ASSETS (in thousands)	Sept. 28, 2003	Sept. 29, 2002

Total segment assets	$917,993	$929,142
Discontinued operations	—	(31,218)
Corporate assets and eliminations	(41,344)	(3,869)

Reported total assets	$876,649	$894,055

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

     On June 18, 2003, we again amended and restated our revolving credit facility. Under the amended and restated facility, as under its predecessor, the maximum aggregate amount of loans and letters of credit available to us at any one time is $100 million. However, the amended and restated facility differs from its predecessor in several material respects, including the following:

•	The amended and restated facility (the “Facility”) matures on May 15, 2005, but may be extended to October 1, 2007, upon the following conditions. If, on May 15, 2005, and at all times thereafter until the Company’s 9.5% Senior Subordinated Notes are paid in full, (i) the sum of our excess availability for domestic loans under the Facility plus unrestricted cash balances (each as defined in the facility) is greater than or equal to (ii) the sum of $45 million plus the outstanding principal balance of the 9.5% Senior Subordinated Notes, then the maturity date will be extended to November 15, 2005. If the maturity date is extended to November 15, 2005, as described in the preceding sentence, and if the 9.5% Senior Subordinated Notes are paid in full on or before November 15, 2005, then the maturity date will automatically be extended to October 1, 2007.

•	The Facility includes a domestic U.S. Dollar syndicated loan and letter of credit facility (the “Domestic Loan Facility”) made available to the Company and Interface Europe B.V. (a foreign subsidiary of the Company based in Europe), as co-borrowers up to the lesser of (i) $100 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, finished goods inventory and raw materials inventory in the U.S. (the percentages and eligibility requirements for the domestic borrowing base are specified in the credit facility) less certain reserves. Any advances to the Company or Interface Europe B.V. under the Domestic Loan Facility will reduce borrowing availability under the entire Facility.

•	Advances to the Company and Interface Europe B.V. under the Domestic Loan Facility and advances to Interface Europe, Ltd. under the Multicurrency Loan Facility (described below) are secured by a first-priority lien on substantially all of the assets of the Company and each of its material domestic subsidiaries, which subsidiaries also guaranty the Facility.

•	The Facility also includes a multicurrency syndicated loan and letter of credit facility (the “Multicurrency Loan Facility”) in British Pounds and Euros made available to Interface Europe, Ltd. (a foreign subsidiary of the Company based in the UK), in an amount up to the lesser of (i) the U.S. Dollar equivalent of $15 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and finished goods inventory of Interface Europe, Ltd. and certain of its subsidiaries (the percentages and eligibility requirements for the UK borrowing base are specified in the credit facility) less certain reserves. Any advances under the Multicurrency Loan Facility will reduce borrowing availability under the Domestic Loan Facility.

•	Advances to Interface Europe, Ltd. under the facility are secured by a first-priority lien on, security interest in, or floating or fixed charge, as applicable, on all of the interest in and to the accounts receivable, inventory, and substantially all other property of Interface Europe, Ltd. and its material subsidiaries, which subsidiaries also guarantee the Multicurrency Loan Facility.

•	The Facility contains certain financial covenants (including a senior secured debt coverage ratio test and a fixed charge coverage ratio test) that become effective in the event that (i) our excess availability for domestic loans falls below $20 million (excluding a specified reserve against the domestic borrowing base), or (ii) our excess availability for UK loans falls below $3 million. In such event, we must comply with the financial covenants for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

NOTE 8 – STOCK-BASED COMPENSATION

     We use the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under the provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Compensation expense related to stock option plans was not material for the three-month or nine-month periods ended September 28, 2003 and September 29, 2002, respectively.

     The following table includes disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended		Nine Months Ended

	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

	(in thousands except per share amounts)
Net income (loss) as reported	$(13,388)	$(2,749)	$(29,154)	$(57,458)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(341)	(359)	(962)	(835)

Pro forma net income (loss)	$(13,729)	$(3,108)	$(30,116)	$(58,293)

Basic and diluted income (loss) per share as reported	$(0.27)	$(0.05)	$(0.58)	$(1.15)
Basic and diluted pro forma income (loss) per share	$(0.27)	$(0.06)	$(0.60)	$(1.16)

     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.

NOTE 9 — DISCONTINUED OPERATIONS

     In the fourth quarter of 2002, management approved and committed to a plan to sell or otherwise create a joint venture or strategic alliance for its raised/access flooring business. In connection with its plan, the Company recorded an impairment charge of $12.0 million, net of tax, during the fourth quarter of 2002 to adjust the carrying value of the assets of this business to their estimated fair values.

     In September 2003, the Company sold substantially all of the assets of the raised/access flooring business. The results of these discontinued operations for the three-month and nine-month periods ended September 28, 2003 yielded after-tax losses of $2.4 million and $5.2 million, respectively. In addition, the Company recognized an after-tax loss on disposition of $8.8 million.

     Additional information regarding the raised/access flooring business is as follows:

	Three Months Ended		Nine Months Ended

	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

	(in thousands)		(in thousands)

Net sales	$4,223	$4,642	$14,336	$19,216
Loss on operations before taxes on income	(1,425)	(1,585)	(5,826)	(2,715)
Taxes on income (benefit)	(556)	(618)	(2,173)	(1,059)
Loss on operations, net of tax	(869)	(967)	(3,653)	(1,656)
Loss on disposition, net of tax	(8,825)	—	(8,825)	—

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2003

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

	(IN THOUSANDS)
Net sales	$182,945	$82,161	$—	$(28,012)	$237,094
Cost of sales	142,768	57,106	—	(28,012)	171,862

Gross profit on sales	40,177	25,055	—	—	65,232
Selling, general and administrative expenses	33,001	18,397	5,803	—	57,201

Operating income (loss)	7,176	6,658	(5,803)	—	8,031
Interest/Other expense	3,574	2,030	5,584	—	11,188

Income (loss) before taxes on income and equity in income of subsidiaries	3,602	4,628	(11,387)	—	(3,157)
Income tax (benefit) expense	6,308	1,580	(8,899)	—	(1,011)

Income (loss) from continuing operations	(2,706)	3,048	(2,488)	—	(2,146)
Discontinued operations, net of tax	(11,242)	—	—	—	(11,242)
Equity in income (loss) of subsidiaries	—	—	(10,900)	10,900	—

Net income (loss)	$(13,948)	$3,048	$(13,388)	$10,900	$(13,388)

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

	(IN THOUSANDS)
Net sales	$509,879	$244,027	$—	$(72,638)	$681,268
Cost of sales	400,232	167,872	—	(72,638)	495,466

Gross profit on sales	109,647	76,155	—	—	185,802
Selling, general and administrative expenses	100,076	56,386	16,449	—	172,911
Restructuring charge	4,555	—	—	—	4,555

Operating income (loss)	5,016	19,769	(16,449)	—	8,336
Interest/Other expense	9,341	6,448	16,229	—	32,018

Income (loss) before taxes on income and equity in income of subsidiaries	(4,325)	13,321	(32,678)	—	(23,682)
Income tax (benefit) expense	7,680	4,447	(20,681)	—	(8,554)

Income (loss) from continuing operations	(12,005)	8,874	(11,997)	—	(15,128)
Discontinued operations, net of tax	(14,026)	—	—	—	(14,026)
Equity in income (loss) of subsidiaries	—	—	(17,157)	17,157	—

Net income (loss)	$(26,031)	$8,874	$(29,154)	$17,157	$(29,154)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 28, 2003

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS

	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$6,507	$12,801	$3,259	$—	$22,567
Accounts receivable	105,703	67,114	3,636	—	176,453
Inventories	95,886	48,091	—	—	143,977
Prepaids and Deferred Income Taxes	9,519	16,746	13,984	—	40,249

Total current assets	217,615	144,752	20,879	—	383,246
Property and equipment less accumulated depreciation	126,222	69,691	11,312	—	207,225
Investment in subsidiaries	153,880	15,719	712,842	(882,441)	—
Goodwill	134,232	82,642	787	—	217,661
Other assets	10,053	9,682	48,782	—	68,517

	$642,002	$322,486	$794,602	$(882,441)	$876,649

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,551	$24,225	$1,424	$—	$60,200
Accrued expenses	36,408	64,707	12,406	—	113,521

Total current liabilities	70,959	88,932	13,830	—	173,721
Long-term debt, less current maturities	1	3	5,498	—	5,502
Senior notes and senior subordinated notes	—	—	445,000	—	445,000
Deferred income taxes	15,677	(3,537)	21,307	—	33,447
Other	—	—	4,339	—	4,339

Total liabilities	86,637	85,398	489,974	—	662,009

Minority interests	—	5,360	—	—	5,360

Redeemable preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,131	(196,344)	5,131
Additional paid-in capital	191,411	48,061	222,867	(239,774)	222,565
Retained earnings	213,168	145,493	86,536	(388,432)	56,765
Accumulated Other Comprehensive Income	(1,250)	(38,072)	(9,906)	—	(49,228)
Minimum pension liability	—	(25,953)	—	—	(25,953)

	$642,002	$322,486	$794,602	$(882,441)	$876,649

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS
ENDED SEPTEMBER 28, 2003

		NON-	INTERFACE, INC.	CONSOLIDATION
	GUARANTOR	GUARANTOR	(PARENT	AND	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ELIMINATION ENTRIES	TOTALS

			(IN THOUSANDS)
Net cash provided by (used for) operating activities	$15,290	$(5,768)	$(20,067)	$—	$(10,545)
Cash flows from investing activities:
Purchase of plant and equipment	(9,873)	(425)	(490)	—	(10,788)
Other assets	(1,333)	113	4,158	—	2,938

Net cash provided by (used for) investing activities	(11,206)	(312)	3,668	—	(7,850)

Cash flows from financing activities:
Net borrowings (repayments)	(1,277)	—	6,777	—	5,500
Proceeds from issuance of common stock	—	—	42	—	42
Other	183	—	—	—	183
Net cash provided by (used for) financing activities	(1,094)	—	6,819	—	5,725

Effect of exchange rate change on cash	—	1,103	—	—	1,103

Net increase (decrease) in cash	2,990	(4,977)	(9,580)	—	(11,567)
Cash at beginning of period	3,517	17,778	12,839	—	34,134

Cash at end of period	$6,507	$12,801	$3,259	$—	$22,567

NOTE 11 — NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The issuance of FIN 46 had no effect on our consolidated financial statements.

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

General

     Our revenues are derived from sales of commercial and residential floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics and other specialty products. During the nine-month period ended September 28, 2003, we had net sales of $681.3 million and a net loss (after giving effect to restructuring charges) of $29.2 million, or $0.58 per share, compared with net sales of $691.8 million and a net loss of $57.5 million or $1.15 per share, after giving effect to a $55.4 million after-tax write-down associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, in the comparable period last year. All amounts (except for net loss) in the preceding sentence exclude our raised/access flooring business, which we are reporting as “discontinued operations” as discussed below.

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

     In September 2003, the Company sold substantially all of the assets of the raised/access flooring business. The results of these discontinued operations for the three-month and nine-month periods ended September 28, 2003 yielded after-tax losses of $2.4 million and $5.2 million, respectively. In addition, the Company recognized an after-tax loss on disposition of $8.8 million.

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

Results of Operations

     For the three-month period ended September 28, 2003, the Company’s net sales increased slightly by $5.8 million (2.5%) compared to the same period in 2002. This increase is due primarily to currency fluctuations that negatively affected the value of the dollar year over year. For the nine-month period ended September 28, 2003, the Company’s net sales decreased $10.5 million (1.5%) compared to the same period in 2002. This decrease is primarily attributable to: (i) reduced corporate profits in general, which has led to decreased spending in commercial interior markets; (ii) the decline of panel fabrics sales to certain OEM furniture manufactures as a result of reduced demand in the interiors market; and (iii) deferred spending by corporations due to uncertainty in the face of the war in Iraq.

     Cost of sales, as a percentage of net sales, increased to 72.5% for the three-month period ended September 28, 2003, compared with 72.1% in the comparable period in 2002. For the nine-month period ending September 28, 2003, cost of sales, as a percentage of net sales, increased to 72.7%, versus 71.2% in the comparable period in 2002. The percentage increases are primarily due to (i) the under-absorption of fixed manufacturing cost due to lower sales volume, (ii) a fluctuation in our relative sales mix from products which have had traditionally higher margins to those with traditionally lower margins, (iii) other manufacturing costs associated with scaling production to meet current demand levels, and (iv) unanticipated disruptions associated with the integration and restructuring of our fabrics division.

     Selling, general and administrative expenses, as a percentage of net sales, decreased to 24.1% for the three-month period ending September 28, 2003, compared with 24.7% in the comparable period in 2002. This percentage decrease is primarily a result of the Company’s restructuring initiatives over the past year. For the nine-month period ended September 28, 2003, selling, general and administrative expenses, as a percentage of net sales, increased to 25.4%, compared with 24.3% during the first nine months of 2002. The percentage increase for the nine-month period is primarily due to (i) increased marketing costs incurred in connection with the launches of InterfaceFLOR (our residential modular carpet business), the Prince Street House and Home Collection (our residential broadloom offering), and our i2 marketing campaign during the first nine months of this year, (ii) unanticipated disruptions associated with the integration and restructuring of our fabrics division, and (iii) currency fluctuations that negatively affected the value of the dollar.

     For the three-month period ended September 28, 2003, interest expense increased $0.5 million, compared with the same period in 2002. The increase was due primarily to (i) the termination of our accounts receivable securitization program, which carried an overall lower borrowing rate, and (ii) the unwinding of an interest rate swap agreement, both of which were done in connection with the amendment and restatement of our revolving credit facility in June 2003. For the nine-month period ended September 28, 2003, interest expense decreased $0.3 million, compared with the same period in 2002. This decrease was due primarily to (i) our repurchase of $5 million of our Senior Subordinated Notes in the third quarter of 2002, (ii) a lower average balance on our revolving credit facility during the first nine months of 2003, as compared to the same period in 2002, and (iii) year over year decreases in average LIBOR rates, upon which certain of our borrowings were based.

Liquidity and Capital Resources

     In our business, we require cash and other liquid assets primarily for purchases of raw materials and to pay other manufacturing costs, in addition to funding for normal course selling, general and administrative expenses, anticipated capital expenditures, and possible special projects. We generate our cash and other liquidity requirements from our operations and borrowings or letters of credit under our revolving credit facility with a banking syndicate. Prior to June 18, 2003, we also generated liquidity through our accounts receivable securitization program (which was terminated on that date in connection with an amendment and restatement of our revolving credit facility). Our management believes that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future, and that we will be able to continue our initiative to enhance the generation of free cash flow.

     At September 28, 2003, we had $22.6 million in cash, and had $55.8 million of available borrowing capacity under our revolving credit facility, subject to continued compliance with its covenants ($5.5 million in borrowings and $19.9 million in letters of credit were outstanding under the revolving credit facility as of September 28, 2003).

     The Company’s primary source of cash during the nine months ended September 28, 2003 was a $13.3 million reduction in trade payables and accrued expenses. The primary uses of cash during the nine-month period ended September 28, 2003 were (i) $10.8 million for additions to property and equipment in the Company’s manufacturing facilities, (ii) $8.9 million related to an increase in inventory levels, and (iii) a $5.2 million net increase in accounts receivable associated with increasing sales volumes. Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future; however, certain factors could affect the Company’s free cash flow, including, but not limited to, the following factors discussed under the heading “Safe Harbor Compliance Statement for Forward-Looking Statements” in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002: “Sales of our principal products may be affected by cycles in the construction and renovation of commercial and institutional buildings,” “Our substantial international operations are subject to various political, economic and other uncertainties,” “Large increases in the cost of petroleum-based raw materials, which we are unable to pass through to our customers, could adversely affect us,” and “Unanticipated termination or interruption of any of our arrangements with our primary third-party suppliers of synthetic fiber could have a material adverse effect on us.”

     On June 18, 2003, we amended and restated our primary revolving credit facility. Under the amended and restated facility, as under its predecessor, the maximum aggregate amount of loans and letters of credit available to us at any one time is $100 million, subject to a borrowing base as described below. However, the amended and restated facility differs from its predecessor in several material respects, including the following:

•	The amended and restated facility (the “Facility”) matures on May 15, 2005, but may be extended to October 1, 2007, upon the following conditions. If, on May 15, 2005, and at all times thereafter until the Company’s 9.5% Senior Subordinated Notes are paid in full, (i) the sum of our excess availability for domestic loans under the Facility plus unrestricted cash balances (each as defined in the facility) is greater than or equal to (ii) the sum of $45 million plus the outstanding principal balance of the 9.5% Senior Subordinated Notes, then the maturity date will be extended to November 15, 2005. If the maturity date is extended to November 15, 2005, as described in the preceding sentence, and if the 9.5% Senior Subordinated

Notes are paid in full on or before November 15, 2005, then the maturity date will automatically be extended to October 1, 2007.

•	The Facility includes a domestic U.S. Dollar syndicated loan and letter of credit facility (the “Domestic Loan Facility”) made available to the Company and Interface Europe B.V. (a foreign subsidiary of the Company based in Europe), as co-borrowers up to the lesser of (i) $100 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, finished goods inventory and raw materials inventory in the U.S. (the percentages and eligibility requirements for the domestic borrowing base are specified in the credit facility) less certain reserves. Any advances to the Company or Interface Europe B.V. under the Domestic Loan Facility will reduce borrowing availability under the entire Facility.

•	Advances to the Company and Interface Europe B.V. under the Domestic Loan Facility and advances to Interface Europe, Ltd. under the Multicurrency Loan Facility (described below) are secured by a first-priority lien on substantially all of the assets of the Company and each of its material domestic subsidiaries, which subsidiaries also guaranty the Facility.

•	The Facility also includes a multicurrency syndicated loan and letter of credit facility (the “Multicurrency Loan Facility”) in British Pounds and Euros made available to Interface Europe, Ltd. (a foreign subsidiary of the Company based in the UK), in an amount up to the lesser of (i) the U.S. Dollar equivalent of $15 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and finished goods inventory of Interface Europe, Ltd. and certain of its subsidiaries (the percentages and eligibility requirements for the UK borrowing base are specified in the credit facility) less certain reserves. Any advances under the Multicurrency Loan Facility will reduce borrowing availability under the Domestic Loan Facility.

•	Advances to Interface Europe, Ltd. under the facility are secured by a first-priority lien on, security interest in, or floating or fixed charge, as applicable, on all of the interest in and to the accounts receivable, inventory, and substantially all other property of Interface Europe, Ltd. and its material subsidiaries, which subsidiaries also guarantee the Multicurrency Loan Facility.

•	The Facility contains certain financial covenants (including a senior secured debt coverage ratio test and a fixed charge coverage ratio test) that become effective in the event that (i) our excess availability for domestic loans falls below $20 million (excluding a specified reserve against the domestic borrowing base), or (ii) our excess availability for UK loans falls below $3 million. In such event, we must comply with the financial covenants for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

Off-Balance Sheet Arrangements

     We previously had in place an accounts receivable securitization program that provided funding from the sale of trade accounts receivable generated by certain of our operating subsidiaries. (The accounts receivable securitization program was described in more detail in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.) The amendment and restatement of our revolving credit facility in June 2003 replaced and superseded our accounts receivable securitization program. Consequently, at the closing of the amendment and restatement, the balance outstanding under the securitization facility, which was $26.2 million, was paid off with borrowings under the revolving credit facility, and therefore that debt became reflected on our balance sheet.

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

     At September 28, 2003, the Company had no interest rate swap agreements in place. The Company does not plan to utilize swap agreements or other derivative financial instruments to convert variable rate to fixed rate debt, or vice versa, during the rest of fiscal 2003.

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

     The Company, as of September 28, 2003, recognized a $16.6 million increase in its foreign currency translation adjustment account compared to December 29, 2002, primarily because of the weakening of the U.S. dollar against the Euro.

     Sensitivity Analysis. For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the impact that market risk may have on the fair values of the Company’s market sensitive instruments.

     To perform sensitivity analysis, the Company assesses the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at September 28, 2003. The market values that result from these computations are compared with the market values of these financial instruments at September 28, 2003. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

     As of September 28, 2003, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of the Company’s fixed rate long-term debt would be impacted by a net decrease of approximately $21.3 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of the Company’s fixed rate long-term debt of approximately $22.9 million.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”). Based on that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.1	Employment Agreement of Christopher J. Richard dated July 30, 2003.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

(b)	The following reports on Form 8-K were filed or furnished during the quarter ended September 28, 2003:

Date Filed
or Furnished	Items Reported	Financial Statements Filed

July 24, 2003	Press release reporting results for the second quarter of 2003	None
September 15, 2003	Press release announcing agreement for the purchase and sale of
	the assets of Interface Architectural Resources, Inc.	None
September 26, 2003	Closing of transaction for the purchase and sale of the assets of
	Interface Architectural Resources, Inc.	None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC

Date: November 10, 2003	By:	/s/ Patrick C. Lynch

Patrick C. Lynch Vice President (Principal Financial Officer)