Form 10-K
period 2003-12-28
INTERFACE INC
filed 2004-03-10
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2003

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
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☑  NO ☐

     Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2003 (assuming conversion of Class B Common Stock into Class A Common Stock): $203,658,444 (46,076,571 shares valued at the last sales price of $4.42 on June 29, 2003). See Item 12.

     Number of shares outstanding of each of the registrant’s classes of Common Stock, as of March 1, 2004:

Class	Number of Shares

Class A Common Stock,
$0.10 par value per share	44,350,828

Class B Common Stock,
$0.10 par value per share	7,241,289

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
PART II
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
PART III
PART IV
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
INTERFACE, INC. AND SUBSIDIARIES SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SIGNATURES
EXHIBIT INDEX
EX-4.6 INDENTURE GOVERNING SENIOR NOTES
EX-4.7 REGISTRATION RIGHTS AGREEMENT
EX-10.6 THIRD AMENDMENT TO NONQUALIFIED PLAN
EX-10.7 FOURTH AMENDMENT TO NONQUALIFIED PLAN
EX-21 SUBSIDIARIES OF THE COMPANY
EX-23 CONSENT OF BDO SEIDMAN, LLP
EX-24 POWER OF ATTORNEY
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 302 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I

ITEM 1.	BUSINESS

Introduction and General

      We are the worldwide leader in design, production and sales of modular carpet, and we are a leading manufacturer and marketer of other products for the interiors market, with a strong presence in the broadloom carpet, floorcovering services, panel fabrics and upholstery fabrics market segments. We market products in over 100 countries around the world under such preeminent brand names as Interface®, Heuga®, Bentley®, Prince Street® and InterfaceFLORTM in modular carpet; Bentley, Prince Street and Prince Street House and HomeTM in broadloom carpet; Guilford of Maine®, Toltec®, Intek®, Chatham® and CamborneTM in interior fabrics and upholstery products; and Intersept® in antimicrobials. Our sales force is one of the largest in the global commercial floorcovering industry. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where our sales were approximately 71%, 24% and 5%, respectively, of total net sales for fiscal year 2003.

      Our approximately 35% market share of the specified modular carpet segment is more than double that of our nearest competitor. In the broadloom market segment, our Bentley and Prince Street brands are leaders in the high-end, designer-oriented sector, where custom design and high quality are the principal specifying and purchasing factors. We provide specialized carpet replacement, installation, maintenance and reclamation services through our Re:Source® service network. Our Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share of approximately 50%, and the leading manufacturers of contract upholstery fabrics sold to office furniture manufacturers and contract jobbers in the United States and the United Kingdom, with market shares of approximately 35% and 67%, respectively.

      Drawing upon these strengths — especially our historical dominance in modular carpet for the corporate office segment — we are increasing our presence and market share in other commercial and institutional segments, such as government, healthcare, hospitality, education and retail space, and we have begun to develop our business in the huge residential market segment. The U.S. residential market segment for carpet is approximately $11 billion, and the combined U.S. market for carpet in the other commercial and institutional market segments is almost twice the size of the corporate office segment. The appeal and utilization of modular carpet is expanding rapidly in each of these markets, and we are leveraging our unique skills and experience with designing, producing and marketing modular products to drive our penetration into these new markets.

      We operate in an industry that is highly correlated with economic conditions that affect corporate profits or commercial or institutional space refurbishment. As a result, our business over the past three years, in concert with the commercial interiors industry in general, has experienced an unprecedented downturn, both in severity and duration. In comparison to the previous longest downturn, which began around 1990 and lasted for approximately 15 months, the current downturn resulted in decreased orders for office furniture in 31 of the 36 months ended December 2003. During this period, office furniture shipments reached their lowest levels since the early 1990s. These statistics, which the commercial interiors industry considers to be leading indicators of business conditions, are based on data compiled by the Business and Institutional Furniture Manufacturer’s Association (BIFMA).

      We have been able to weather this downturn in our industry, and we believe we are positioned for a resurgence when economic conditions improve and the industry recovers, because of our modular product dominance, strong business model and several strategic restructuring initiatives we implemented beginning in 2000. These initiatives included:

•	further rationalizing our manufacturing operations and workforce (including 12 plant closings and a 30% reduction in headcount since 2000);

•	implementing a comprehensive company-wide supply chain management program;

•	exiting our unprofitable U.S. raised/access flooring business;

•	repositioning our broadloom business to focus on the historically profitable high-end, specified, designer-oriented sector; and

•	improving our capital structure by extending the maturity of substantially all of our debt and establishing a new asset-based revolving credit facility with less restrictive terms than our prior credit facility.

      At the same time, we continued to invest strategically in innovative product concepts and designs to penetrate several non-corporate office segments of the interiors market. As a result of these factors, we have reduced our exposure to economic and business cycles that affect the corporate office segment more adversely than other segments, while maintaining our historical dominance in modular products for that segment. We are leveraging our historical dominance in both modular carpet and high-end, specified broadloom carpet to penetrate additional market segments.

Our Strengths

      We are stronger today in several key areas because of the above fundamental elements of our business and affirmative strategic initiatives we implemented over the past three challenging years. We are positioned to both drive and capitalize upon several significant market opportunities as economic and industry conditions improve. Our principal competitive strengths include:

      Market Leader in Attractive Modular Segment. We are the world’s leading and only global manufacturer of modular carpet, with a market share that is more than twice that of our nearest competitor. Modular carpet includes carpet tile and structure-backed two-meter roll goods. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users become more familiar with its unique beneficial attributes. We are driving this trend with our product innovations discussed below, and we expect that it will continue. According to the 2003 Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was the leading product specified for the fifth consecutive year. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet.

      Preeminent Brands and Reputation for Quality, Reliability and Leadership. Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace. Our preeminent brand names in carpets and interior fabrics are leaders in the industry. In the 2003 interiors industry survey of top designers published by Floor Focus, an Interface brand ranked first in four of the five survey categories: carpet design, quality, service and performance. On the international front, Heuga is one of the preeminent brand names in carpet tiles for commercial, institutional and residential use worldwide. Guilford of Maine, Chatham, Intek and Camborne are leading brand names in their respective markets for interior fabrics. More generally, as the appeal and utilization of modular carpet continues to expand into new market segments such as education, hospitality and retail space, our reputation as the inventor and pioneer of modular carpet — as well as our preeminent brands and dominant market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets. We are also a well-known leader in ecological sustainability, as we endeavor to cease being a net “taker” from the earth. Our sustainability efforts are increasingly recognized by customers and prospects, which is an advantage as more businesses consider “green factors” when making purchase decisions.

      Strong Free Cash Flow Generation. Our ability to generate strong free cash flow represents a key strength for our operations. We will have no significant debt amortization or debt maturity obligations with respect to our senior or senior subordinated notes until 2008, and our revolving credit facility does not mature until October 2007. Drawing upon the specified, high-end nature of our principal products and their premium positioning in the marketplace, we have structured our principal businesses to yield high contribution margins. Our business is also characterized by low maintenance capital expenditures, and we previously made the strategic investments necessary to establish our global manufacturing capabilities and mass customization techniques and facilities. Several of our strategic restructuring initiatives over the past three years further enhanced our ability to generate free cash flow. As a result, we have the current capacity, without significant incremental capital expenditures, to increase production levels to handle significantly higher demand for our products — which may result from either or both of (1) improved economic conditions and (2) the continued expansion of our business in non-corporate office market segments — and thus to generate significantly higher levels of free cash flow in the future.

      Innovative Product Design and Development Capabilities. Our product design and development capabilities have long given us a significant competitive advantage, and they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. With our most recent design innovation — our new i2TM modular product line, which includes our Entropy® product — we are defining the standards for modular carpet today. These standards feature random patterning designs (which allow for mergeable dye lots and permit initial installation and replacement without regard to the directional orientation of the carpet tiles), cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. In just over two years, our i2 line of products now comprises approximately 20% of our total U.S. modular carpet business, and Entropy has become the fastest growing product in our history. BiomorphTM, another one of our i2 products, garnered the Best of NeoCon Gold Award at the 2003 NeoCon annual trade show. We introduced more than 20 new i2 products at that show, which we believe was several times more than the product introductions of any of our competitors. Our i2 products represent a differentiated category of smart, environmentally sensitive and stylish modular carpet. Our long-standing exclusive consulting relationship with award-winning design firm David Oakey Designs, Inc. (Oakey Designs) remains vibrant and augments our internal research, development and design staff. Oakey Designs has a pivotal role in developing our i2 product line. We also utilize our consulting relationship with the highly-regarded design firm Suzanne Tick, Inc. to steward and design our Prince Street brand broadloom carpets and area rugs.

      Make-to-Order and Low-Cost Global Manufacturing Capabilities. The success of our modernization and restructuring of operations over the past several years gives us a distinct competitive advantage in meeting two principal requirements of the specified products markets we primarily target — that is, providing custom samples quickly and on-time delivery of customized final products. Approximately 85% of our modular carpet products in the United States and Asia-Pacific markets are now made-to-order, and we are increasing our made-to-order production in Europe as well. Our make-to-order capabilities not only enhance our marketing and sales, they significantly improve our inventory turns. Our global manufacturing capabilities in modular carpet production are an important component of this strength, and give us a particular advantage in serving the needs of multinational corporate customers that require products and services at various locations around the world. Global manufacturing locations also enable us to compete effectively with local producers in our international markets, while giving international customers more favorable delivery times and freight costs.

      Experienced and Motivated Management and Sales Force. An important component of our competitive position is the strength of our management team and its commitment to developing and maintaining an engaged and accountable work force. Over the past two years, we have augmented our senior management team in several areas with experienced executives. Our team is highly skilled and dedicated to guiding our overall growth and expansion into our targeted new market segments, while maintaining our dominance in traditional markets and advancing our high contribution margins and free cash flow generation strategic initiatives. We utilize an internal marketing and predominantly commissioned sales force of over 750 experienced personnel, stationed at over 75 locations in over 30 countries, to market our products and services in person to our customers. We have also developed special features for our incentive compensation and our sales and marketing training programs in order to promote performance and facilitate leadership by our executives in strategic areas.

Our Business Strategy and Principal Initiatives

      Our business strategy is (1) to continue to leverage our dominant position in the modular carpet segment and our unique product design and global make-to-order capabilities in order to exploit the expanding markets for modular products across industry segments, while maintaining our leadership position in the corporate office market segment, and (2) to return to our historical profit levels in the high-end, designer-oriented sector of the broadloom carpet and interior fabrics markets. We will seek to increase revenues, free cash flow and profitability by capitalizing on our competitive strengths through the following principal strategic initiatives:

      Penetrate Expanding Markets for Modular Products. The popularity of modular carpet continues to increase compared with other floorcovering products across most markets, internationally as well as in the United States. While maintaining our dominance in the corporate office segment, we will continue to leverage our position as the worldwide leader for modular carpet in order to drive sales in all market segments globally. Our recently introduced i2 product line and marketing campaign — which highlights our Entropy, TransformationTM, FrequencyTM and CubicTM modular carpet products — are defining the standards for modular carpet today, across market segments and globally. These standards are based on the features that our i2 line is pioneering: random patterning, mergeable dye lots, cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. As part of our focus on the approximately $11 billion U.S. residential carpet market segment, we recently launched our InterfaceFLOR and Prince Street House and Home product lines, which are discussed below. A principal part of our international focus — which leverages our global marketing capabilities and sales infrastructure — is the significant opportunities in several emerging geographic markets for modular carpet. Some of these markets, such as China, India and Eastern Europe, represent large and growing economies that are essentially new markets for interiors products, which we believe are going directly to high utilization of modular products. Others, such as Germany, which is the second largest carpet market in the world, are established markets that are transitioning to the use of modular products from historically low levels of penetration by modular carpet. Each of these emerging markets represents a significant growth opportunity for our modular business. Our initiative to penetrate these markets will include drawing upon our internationally preeminent Heuga brand. For example, we successfully introduced a mid-priced Heuga brand into Asia in 2003, and we plan similar products for other regions while also marketing products based on our new i2 line.

      Increase All Product Sales in Non-Corporate Office Market Segments. In both our floorcoverings and fabrics businesses, we will continue to focus product design and marketing and sales efforts on non-corporate office market segments such as government, education, healthcare, hospitality, retail, tenant improvement and residential space. We began this initiative as part of our segment diversification strategy in 2001 primarily to reduce our exposure to the more severe economic cyclicality of the corporate office segment, and we reduced our mix of corporate office versus non-corporate office sales from 70% and 30% in fiscal 2002 to 67% and 33% for fiscal 2003. To implement this strategy, we have:

•	introduced specialized product offerings tailored to the unique demands of these segments, including specific designs, functionalities and price points;

•	created special sales teams dedicated to penetrating these segments at a high level, with a focus on specific customer accounts rather than geographic territories; and

•	realigned incentives for our corporate office segment sales force generally in order to encourage their efforts, where appropriate, to assist our penetration of these other segments.

As part of this strategy for the U.S. residential market segment, we launched our InterfaceFLOR and Prince Street House and Home lines of products in 2003. These products were specifically created to bring high style modular and broadloom floorcovering to the residential market. As part of its marketing approach, InterfaceFLOR offers direct-to-consumer sales by catalog and website. In addition, we are test-marketing in-store sales for these products, including a program by which a number of our residential modular products are being offered by Lowe’s, the home-improvement retailer, in certain of its stores on a test basis.

      Advance Ecological Sustainability. Our goal and commitment to be ecologically “sustainable” by 2020 — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — is both a strategic initiative and a competitive strength. Increasingly, our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our commitment to sustainability preceded the market’s interest, and it is ingrained in our culture. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and the related Leadership in Energy & Environmental Design (LEED) certification program, resonate deeply with many of our customers and prospects around the globe, and these businesses are increasingly making purchase decisions based on “green” factors. Our modular carpet products historically have had inherent installation and maintenance advantages that translated into greater efficiency and waste reduction. We have further enhanced the “green” quality of our modular carpet in our new, highly successful i2 product line, and we are using raw materials and production technologies and processes in areas of our fabrics business that directly reduce the adverse impact of those operations on the environment. The 2003 Floor Focus survey of the top 250 designers named us the top company among the “green leaders”. As more customers in our target markets share our view that sustainability is good business and not just good deeds, our acknowledged leadership position should provide a differentiated advantage in competing for their business.

      De-leverage Our Balance Sheet. One of our objectives is to use the strong free cash flow generation capability of our business to repay our existing debt and to continue to strengthen our financial position. Our prior initiatives have positioned us to do so. We will continue to execute programs to reduce costs further and enhance free cash flow. In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow when demand for our products rises as a result of improved economic conditions generally or the increase in revenues otherwise from our other strategic initiatives.

      Continue to Tighten Our Supply Chain and Cost Containment Generally. For 2003, our Company-wide, end-to-end, supply chain management program continued to drive performance improvement across our businesses around the world. That program — which focuses on the three major areas of inventory performance, accounts receivable optimization, and supplier and spending management — has instituted a cultural shift within our company because of its immediate and demonstrable bottom line results. For example, inventory turns for 2003 increased in all of our major businesses over 2002 levels (turns in the Americas modular business up by 11.2%, European modular business up by 6.3%, Asia-Pacific modular business up by 19.4%; broadloom business up by 7.2%; and Fabrics Group up by 11.9%). Beyond that initiative, we have been steadily trimming costs from our operations for several years, through multiple and sometimes painful initiatives, which has served to make us stronger today and for the future. For example, since 2000, we have rationalized our operations by closing 12 manufacturing facilities; reduced our worldwide workforce by over 30%; trimmed annual selling, general and administrative expenses by approximately $60 million; and reduced the total number of SKUs in our broadloom business by approximately 46%. We will continue to implement prudent initiatives in these and other areas in order to further eliminate or contain costs, while remaining poised to capitalize upon market improvements.

Floorcovering Products/Services

Products

      Interface is the world’s largest manufacturer and marketer of modular carpet, with a global market share of approximately 35%. Modular carpet includes carpet tile and structure-backed two-meter roll goods. We also manufacture and sell broadloom carpet, which generally consists of tufted carpet sold primarily in twelve-foot rolls, under the Bentley and Prince Street brands. Our broadloom operations focus on the high quality, designer-oriented sector of the U.S. broadloom carpet market. We also offer a vinyl hard flooring product in Europe under the brand Scan-LockTM.

      Modular Carpet. Our modular carpet system, which is marketed under the preeminent global brands Interface and Heuga, and more recently under the Bentley and Prince Street brands, utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 square centimeters) or rectangles to produce a floorcovering that combines the appearance and texture of broadloom carpet with the advantages of a modular carpet system. Our GlasBac® technology employs a unique, fiberglass-reinforced polymeric composite backing that allows tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we market under the GlasBac RE trademark.

      Our carpet tile has become popular for a number of reasons. First, carpet tile incorporating this reinforced backing may be easily removed and replaced, permitting rearrangement of furniture without the inconvenience and expense associated with removing, replacing or repairing other soft surface flooring products, including broadloom carpeting. Because a relatively small portion of a carpet installation often receives the bulk of traffic and wear, the ability to rotate carpet tiles between high traffic and low traffic areas and to selectively replace worn tiles can significantly increase the average life and cost efficiency of the floorcovering. In addition, carpet tile facilitates access to sub-floor air delivery systems and telephone, electrical, computer and other wiring by lessening disruption of operations. It also eliminates the cumulative damage and unsightly appearance commonly associated with frequent cutting of conventional carpet as utility connections and disconnections are made. We believe that, within the overall floorcovering market, the worldwide demand for modular carpet is increasing as more customers recognize these advantages.

      We use a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities. These varieties are designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors — particularly offices, healthcare facilities, airports, educational and other institutions, hospitality spaces, and retail facilities — and residential interiors. Our carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information. While we continue to manufacture and sell a substantial portion of our carpet tile in standard styles, an increasing percentage of our modular carpet sales is custom or made-to-order product designed to meet customer specifications.

      In addition to general uses of our carpet tile, we produce and sell a specially adapted version of our carpet tile for the healthcare facilities market. Our carpet tile possesses characteristics — such as the use of the Intersept antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns — which make it suitable for use in these facilities in place of hard surface flooring. Through our relationship with Oakey Designs, we also have created modular carpet products specifically designed for each of the education, hospitality and retail market segments. Moreover, we recently launched our InterfaceFLOR line of products to specifically target modular carpet sales to the residential market segment.

      We also manufacture and sell two-meter roll goods that are structure-backed and offer many of the advantages of both carpet tile and broadloom carpet. These roll goods are often used in conjunction with carpet tiles to create special design effects. Our current principal customers for these products are in the education, healthcare and government sectors.

      Broadloom Carpet. We maintain a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and short production and delivery times with a marketing strategy aimed at interior designers, architects and other specifiers. Our Bentley designs emphasize the dramatic use of color, while unique, multi-dimensional textured carpets with a hand-tufted look are the hallmark of Prince Street broadloom products. We engaged the highly-regarded design firm Suzanne Tick, Inc. to advance our Prince Street broadloom carpets. In addition, with the design assistance of Suzanne Tick, we recently launched the Prince Street House and Home collection of high-style broadloom carpet and area rugs targeted at design-oriented residential consumers.

Services

      We provide or arrange for commercial carpet installation services, primarily through our Re:Source® service provider network. The network in the United States includes owned and affiliated commercial floorcovering contractors strategically located in approximately 100 locations covering most of the major metropolitan areas of the United States. In Australia, we offer these services through the largest single carpet distributor in that country. In addition, we are working to strengthen our alliances with contractors in Europe so that we may also offer turnkey services to our European carpet customers. The services of the network allow us to:

•	monitor and enhance customer satisfaction throughout the product ownership cycle;

•	reduce our cost of selling by bolstering efforts of sales representatives at the mill level with local contractor-level support;

•	expand into new market segments; and

•	if our efforts to increase operating efficiencies of the network are successful, improve our margins by combining product and service offerings.

      The services of the network also include a carpet maintenance program in the United States using our Re:Source Floor Care maintenance system, which includes a custom-engineered maintenance methodology and the Re:Source line of cleaning chemicals. In Europe, we offer a comparable version of the maintenance program, IMAGETM, through which we license selected independent service contractors to provide carpet maintenance services.

      The network also provides carpet replacement services using our Renovisions® process. This process utilizes patented lifting equipment and specialty tools to lift office equipment and modular workstations in place, permitting the economical replacement of existing carpet with virtually no disruption of the customer’s business. Other proprietary products facilitate the movement of file cabinets, office furniture, and even complete workstations, avoiding the inefficiency and disruption associated with emptying and dismantling these items.

      In addition, the network provides a channel for delivery of a variety of additional services and products that we offer, including furniture moving and installation, furniture refurbishment, project management, maintenance, carpet reclamation and recycling through our Re:EntryTM reclamation system, Re:Source Technologies brand adhesives, and specialty products (such as mats and foam products) manufactured by Pandel, Inc.

      We have worked diligently over the past several years to increase the operating efficiencies of this network and to improve its financial performance by taking advantage of its contractor infrastructure. We will continue to seek the most efficient and profitable approach for us to deliver these services for our customers.

Marketing and Sales

      We traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. We began this initiative as part of our segment diversification strategy in 2001 primarily to reduce our exposure to the more severe economic cyclicality of the corporate office segment, and we reduced our mix of corporate office versus non-corporate office sales from 70% and 30% in fiscal 2002 to 67% and 33% for fiscal 2003. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including the preeminent Interface and Heuga brands in modular carpet and Bentley and Prince Street brands in broadloom carpet. Our exclusive consulting agreement with the award-winning, premier design firm Oakey Designs has enabled us to introduce more than 150 new carpet designs in the United States alone since 1994.

      An important part of our marketing and sales efforts involves the preparation of custom-made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles to meet the customer’s particular needs. Our mass customization initiative simplified our carpet manufacturing operations, which significantly improved our ability to respond quickly and efficiently to requests for samples. The turnaround time for us to produce made-to-order carpet samples to customer specifications has been reduced from an average of 30 days to less than five days, and the average number of carpet samples produced per month has increased tenfold since the mid 1990s. This sample production ability has significantly enhanced our marketing and sales efforts and has increased our volume of higher margin custom or made-to-order sales. In addition, through our websites, we have made it easy to view and request samples of our products.

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

Manufacturing

      We manufacture carpet at two locations in the United States and at facilities in the Netherlands, the United Kingdom, Canada, Australia and Thailand. We also manufacture vinyl flooring in the United Kingdom.

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

      Having foreign manufacturing operations enables us to supply our customers with carpet from the location offering the most advantageous delivery times, duties and tariffs, exchange rates, and freight expense, and enhances our ability to develop a strong local presence in foreign markets. We believe that the ability to offer consistent products and services on a worldwide basis at attractive prices is an important competitive advantage in servicing multinational customers seeking global supply relationships. We will consider additional locations for manufacturing operations in other parts of the world as necessary to meet the demands of customers in international markets.

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

Competition

      We compete, on a global basis, in the sale of our floorcovering products with other carpet manufacturers and manufacturers of vinyl and other types of floorcoverings. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. We believe we are the largest manufacturer of modular carpet in the world, possessing a global market share that is approximately twice that of our nearest competitor. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and some of these competitors have financial resources greater than ours. In addition, some of the competing carpet manufacturers have the ability to extrude at least some of their requirements for fiber used in carpet products, which decreases their dependence on third party suppliers of fiber.

      We believe the principal competitive factors in our primary floorcovering markets are quality, design, service, broad product lines, product performance, marketing strategy and pricing. In the corporate office market, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. The quality, service, design, better and longer average product performance, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of our modular carpet are our principal competitive advantages.

      We believe we have competitive advantages in several areas. First, having the combination of modular and broadloom carpet lines enables us to offer one-stop shopping to commercial carpet customers and, thus, to capture some sales that would have gone to competitors. Additionally, our relationship with Oakey Designs allows us to introduce numerous innovative and attractive floorcovering products to our customers. Further, we believe that our global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. We believe that the incorporation of the Intersept antimicrobial chemical agent into the backing of our modular carpet enhances our ability to compete successfully with resilient tile in the healthcare market.

      In addition, we believe that our goal and commitment to be ecologically “sustainable” by 2020 — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — is a competitive strength as well as a strategic initiative. Increasingly, our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our commitment to sustainability preceded the market’s interest, and it is ingrained in our culture. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and the related LEED certification program, resonate deeply with many of our customers and prospects around the globe, and these businesses are increasingly making purchase decisions based on “green” factors.

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

      Our Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share of approximately 50%. Sales of panel fabrics constituted 52% of the Fabrics Group’s total North American fabrics sales in fiscal 2003. We are also the leading manufacturer of contract upholstery sold to office furniture manufacturers and contract jobbers in the United States and United Kingdom, with market shares in those countries in fiscal 2003 of approximately 35% and 67%, respectively.

      In 2003, we placed our Fabrics Group under new senior management, which has further focused our efforts to improve its operating efficiencies and results of performance. We have consolidated fabrics manufacturing facilities and eliminated underperforming product offerings, while maintaining the high level of awareness for our fabrics brands.

      During the 1990s, we diversified and expanded significantly both our product offerings and markets for interior fabrics through several strategic acquisitions domestically and internationally. Our acquisition of the furniture fabrics assets of the Chatham Manufacturing division of CMI Industries, Inc. in 2000 established our dominance as the leading manufacturer of upholstery for the contract furniture manufacturer and contract jobber markets. Our 2000 acquisition of Teknit Limited, with operations in both the United Kingdom and Michigan, added three-dimensional knitted upholstery fabrics to our product portfolio, including the fabric often used on the arms of Herman Miller, Inc.’s renowned Aeron chair. All of these developments have reinforced the Fabrics Group’s dominant position with original equipment manufacturers (OEMs) of movable office furniture systems. In addition, we manufacture other interior fabrics products, including wall covering fabrics, fabrics used for window treatments and fabrics used for cubicle curtains.

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

      We market a line of fabrics manufactured from recycled, recyclable or compostable materials under the Terratex® brand. The Terratex line includes both new products and traditional product offerings and includes products made from 100% post-consumer recycled polyester, 100% post-industrial recycled polyester and 100% post-consumer recycled wool. The first fabric to bear the Terratex label was Guilford of Maine’s FR-701® line of panel fabrics. We market seating fabrics under the Terratex label as well. Over the past few years, we have continued building awareness of the Terratex brand. These products have been well received and are gaining momentum in the market, and we plan to expand our offerings under this label.

      Our TekSolutions® operations provide the services of laminating fabrics onto substrates for pre-formed panels, coating fabrics with various treatments, warehousing fabrics for third parties, and cutting fabrics and other materials. We believe that significant market opportunities exist for the provision of this and other ancillary textile sequencing and processing services to OEMs and intend to participate in these opportunities.

      We anticipate that future growth opportunities will arise from the growing market for retrofitting services, where fabrics are used to re-cover existing panels. In addition, the increased importance being placed on the aesthetic design of office space should lead to a significant increase in upholstery fabric sales. Our management also believes that additional growth opportunities exist in international sales, domestic healthcare markets, automotive, contract wallcoverings and window treatments.

Marketing and Sales

      Our principal interior fabrics customers are OEMs of movable office furniture systems, and the Fabrics Group sells to essentially all of the major office furniture manufacturers. The Fabrics Group also sells to contract jobbers and to manufacturers and distributors of wallcoverings, vertical blinds, cubicle curtains, acoustical wallboards, ceiling tiles and residential furniture. The Guilford of Maine, Toltec, Intek, Chatham and Camborne brand names are well-known in the industry and enhance our fabric marketing efforts.

      The majority of our interior fabrics sales are made through the Fabrics Group’s own sales force. The sales team works closely with designers, architects, facility planners and other specifiers who influence the purchasing decisions of buyers in the interior fabrics segment. In addition to facilitating sales, the resulting relationships also provide us with marketing and design ideas that are incorporated into the development of new product offerings. The Fabrics Group maintains a design studio in Grand Rapids, Michigan which facilitates coordination between its in-house designers and the design staffs of major customers. Our interior fabrics sales offices and showrooms are located in New York City; Grand Rapids, Michigan; Elkin, North Carolina; High Point, North Carolina; Hickory, North Carolina; Greensboro, North Carolina; and the United Kingdom. The Fabrics Group also has marketing and distribution facilities in Canada, Mexico and Hong Kong, and sales representatives in Japan, Hong Kong, Germany, Singapore, Malaysia, Korea, Australia, United Arab Emirates, Dubai and South Africa. We have sought increasingly, over the past several years, to expand our export business and international operations in the fabrics segment.

Manufacturing

      Our fabrics manufacturing facilities are located in Maine; Massachusetts; Michigan; North Carolina; Nottingham, England; Meltham, England; and Mirfield, England. The production of synthetic and wool-blended fabrics is a relatively complex, multi-step process. Raw fiber and yarn are placed in pressurized vats in which dyes are forced into the fiber. Particular attention is devoted to this dyeing process, which requires a high degree of precision and expertise in order to achieve color consistency. All raw materials used by us are readily available from a number of sources. The Fabrics Group also now uses 100% recycled fiber manufactured from PET soda bottles in some of its manufacturing processes.

      In response to a shift in the Fabrics Group’s traditional panel fabric market towards lighter-weight, less expensive products, we implemented a major capital investment program in the mid 1990s that included the construction of a new facility and the acquisition of equipment to enhance the efficiency and breadth of the Fabrics Group’s yarn manufacturing processes. The program improved the Fabrics Group’s cost effectiveness in producing lighter-weight fabrics, reduced manufacturing cycle time and enabled the Fabrics Group to reinforce its product leadership position with its OEM customers. The acquisition of Intek provided us with immediate and significant capabilities in the efficient production of lighter-weight, less expensive panel fabrics, and the acquisition of Camborne provided a European-based manufacturing facility and much needed expertise in the production of wool fabrics. We believe we have been successful in designing fabrics that have simplified the manufacturing process, thereby reducing complexity while improving efficiency and quality.

      Our TekSolutions textile processing operations (including fabric lamination, coating, warehousing and cutting) are located in Grand Rapids, Michigan, in close proximity to several large customers of the Fabrics Group.

      The environmental management system of the Fabrics Group’s largest facility, located in Guilford, Maine, has been granted ISO 14001 certification. Our East Douglas, Massachusetts and Meltham, England fabrics manufacturing facilities are also certified under ISO 14001.

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

      With the May 2000 acquisition of the Chatham furniture fabrics assets, we became the largest U.S. manufacturer of contract upholstery fabrics for office furniture manufacturers and contract jobbers. We believe our share of the U.S. contract upholstery market is nearly double that of our closest competitor.

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

Specialty Products

      Our Specialty Products business segment currently is composed of Pandel, Inc., which produces vinyl carpet tile backing and specialty mat and foam products, and our Intersept antimicrobial sales and licensing program. In 2003, we sold our U.S. raised/access flooring business and our adhesives and other specialty chemicals production business. We continue to manufacture and sell our Intercell® brand raised/access flooring product in Europe.

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

      Through an agreement with the purchaser of our adhesive and specialty chemicals production business, we continue to market a line of adhesives for carpet installation, as well as a line of carpet cleaning and maintenance chemicals, under the Re:Source brand.

Product Design, Research and Development

      We maintain an active research, development and design staff of over 75 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials.

      Interface Research (IRC) provides technical support and advanced materials research and development for the entire family of Interface companies. IRC developed our NexStep® backing, which employs moisture-impervious polycarbite precoating technology with a chlorine-free urethane foam secondary backing, and also developed a post-consumer recycled, polyvinyl chloride, or PVC, extruded sheet process that has been incorporated into our GlasBac RE modular carpet backing. Our post-consumer PVC extruded sheet exemplifies our commitment to “closing-the-loop” in recycling. With a goal of supporting sustainable product designs in both floorcoverings and interior fabrics applications, IRC is a frontrunner in evaluating 100% renewable polymers based on corn-derived polylactic acid (PLA) for use in our products and the development of post-consumer recycling technology for nylon face fibers. IRC also is continuing its development efforts with resilient textile flooring, a new category of product that combines the functional and aesthetic benefits of resilient flooring and carpet.

      IRC is the home of our EcoSense initiative and supports the dissemination, consultancies and technical communication of our global sustainability endeavors. In addition, IRC’s President also serves as the Chairman of the Envirosense Consortium, an organization concerned with addressing workplace environmental issues. IRC’s laboratories provide all biochemical and technical support to Intersept antimicrobial product initiatives, which initiatives were the basis for founding the Consortium and for its focus on indoor air quality.

      Innovation and increased customization in product design and styling are the principal focus of our product development efforts at both IRC and our manufacturing locations. Our carpet design and development team is recognized as the industry leader in carpet design and product engineering for the commercial and institutional markets. Since our relationship with Oakey Designs began, we have introduced over 150 new carpet designs and have enjoyed considerable success in winning U.S. carpet industry awards.

      Oakey Designs also contributed to our implementation of the product development concept — “simple inputs, pretty outputs” — resulting in the ability to efficiently produce many products from a single yarn system. Our mass customization production approach evolved, in major part, from this concept. In addition to increasing the number and variety of product designs, which enables us to increase high margin custom sales, the mass customization approach increases inventory turns and reduces inventory levels (for both raw materials and standard products) and their related costs because of our more rapid and flexible production capabilities.

      More recently, our new i2 product line — which includes our Entropy, Transformation, Frequency and Cubic modular carpet products — has revolutionized the design of modular carpet and is defining the standards for modular carpet today, across market segments and around the world. These standards are based on the features that our i2 line is pioneering: random patterning, mergeable dye lots, cost-efficient installation and maintenance, interactive flexibility and recycled and recyclable materials. These products may be installed without regard to the directional orientation of the carpet tile or the dye lot from which the carpet tile was manufactured, and their features also make installation, maintenance and replacement of modular carpet easier, less expensive and less wasteful.

      Oakey Designs’ services, which have been integral in the development of our i2 product line, have been extended from a primary focus on domestic carpet tile to our international carpet tile operations. Our exclusive consulting agreement with Oakey Designs extends through May 2006. In addition, we have retained the design services of the highly-regarded firm Suzanne Tick, Inc., affiliated with Tuva Looms, a carpet company known for high-end, design-forward woven carpets, to assist us with developing broadloom designs and area rugs for our Prince Street brand.

Environmental Initiatives

      In the latter part of 1994, we commenced a new industrial ecology initiative called EcoSense, inspired in part by the interest of customers concerned about the environmental implications of how they and their suppliers do business. However, our goal and commitment to achieving ecological sustainability preceded the market’s interest. EcoSense, which includes our QUEST waste reduction initiative, is directed towards the elimination of energy and raw materials waste in our businesses, and, on a broader and more long-term scale, the practical reclamation — and ultimate restoration — of shared environmental resources. The initiative involves a commitment by us:

•	to learn to meet our raw material and energy needs through recycling of carpet and other petrochemical products and harnessing benign energy sources; and

•	to pursue the creation of new processes to help sustain the earth’s non-renewable natural resources.

      We have engaged some of the world’s leading authorities on global ecology as environmental advisors. The list of advisors includes: Paul Hawken, author of The Ecology of Commerce: A Declaration of Sustainability and The Next Economy, and co-author with Amory Lovins and Hunter Lovins of Natural Capitalism: Creating the Next Industrial Revolution; Mr. Lovins, energy consultant and co-founder of the Rocky Mountain Institute; John Picard, President of E2 Environmental Enterprises; Jonathan Porritt, director of Forum for the Future; Bill Browning, director of the Rocky Mountain Institute’s Green Development Services; Dr. Karl-Henrik Robert, founder of The Natural Step; Janine M. Benyus, author of Biomimicry; Walter Stahel, Swiss businessman and seminal thinker on environmentally responsible commerce; and Bob Fox, renowned architect.

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

      Our leadership, knowledge and expertise in this area, especially in the “green building” movement and the related LEED certification program, resonate deeply with many of our customers and prospects around the globe, and these businesses are increasingly making purchase decisions based on “green” factors. As more customers in our target markets share our view that sustainability is good business and not just good deeds, our acknowledged leadership position should provide a differentiated advantage in competing for their business.

Backlog

      Our backlog of unshipped orders (excluding the discontinued operations of our U.S. raised/access flooring business) was approximately $129.1 million at March 1, 2004, compared to approximately $122.5 million at March 1, 2003. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at March 1, 2004 are expected to be shipped during the succeeding six to nine months.

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

      We also own many trademarks in the United States and abroad. In addition to the United States, the primary countries in which we have registered our trademarks are the United Kingdom, Germany, Italy, France, Canada, Australia, Japan, and various countries in Central and South America. Some of our more prominent registered trademarks include: Interface, Heuga, Intersept, GlasBac, Re:Source, Guilford, Guilford of Maine, Bentley, Prince Street, Intercell, Chatham, Camborne, Terratex and FR-701. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

Financial Information by Operating Segments and Geographic Areas

      The Notes to our Consolidated Financial Statements appearing in Item 8 of this Report set forth information concerning our sales, income and assets by operating segments, and our sales and long-lived assets by geographic areas. Additional information regarding sales by operating segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Employees

      At December 28, 2003, we employed a total of approximately 5,210 employees worldwide. Of such employees, approximately 2,390 are clerical, sales, supervisory and management personnel and 2,820 are manufacturing and carpet service/installation personnel. We also utilized approximately 210 temporary personnel as of December 28, 2003.

      Some of the service businesses within the Re:Source service network have employee groups that are represented by unions. In addition, some of our production employees in Australia and the United Kingdom are represented by unions. In the Netherlands, a Works Council, the members of which are Interface employees, is required to be consulted by management with respect to certain matters relating to our operations in that country, such as a change in control of Interface Europe B.V. (our modular carpet subsidiary based in the Netherlands), and the approval of the Council is required for certain actions, including changes in compensation scales or employee benefits. Our management believes that its relations with the Works Council, the unions and all of its employees are good.

Environmental Matters

      Our operations are subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, West Yorkshire, England, Northern Ireland, Australia, the Netherlands, Canada and Thailand are certified under ISO 14001. The environmental management systems of the Fabrics Group’s facilities in Guilford, Maine, East Douglas, Massachusetts, and Meltham, England are also certified under ISO 14001.

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

Sales of our principal products have been and may continue to be affected by cycles in the construction and renovation of commercial and institutional buildings.

      Sales of our principal products are related to the construction and renovation of commercial and institutional buildings. This activity is cyclical and has been affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors that lead to cost control measures by businesses and other users of commercial or institutional space. The effects of cyclicality upon the corporate office segment tend to be more pronounced than the effects upon the institutional segment. Historically, we have generated more sales in the corporate office segment than in other markets. The effects of cyclicality upon the new construction segment of the market also tend to be more pronounced than the effects upon the renovation segment. The recent adverse cycle has significantly lessened the overall demand for commercial interiors products, which has adversely affected our business during the past several years. These effects may continue and could be more pronounced if the global economy does not improve or is further weakened.

Our success depends significantly upon the efforts, abilities and continued service of our senior management executives and our design consultants.

      We believe that our success depends to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs, Inc. provides to our internal design staff. Specifically, Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. Our current agreement with Oakey Designs extends to May 2006. The loss of any key personnel or key design consultants could have an adverse impact on our business.

Our substantial international operations are subject to various political, economic and other uncertainties.

      We have substantial international operations. In fiscal 2003, approximately 36% of our net sales and a significant portion of our production were outside the United States, primarily in Europe but also in Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars, which subjects us to the risks inherent in currency translations. Our ability to manufacture and ship products from facilities in several foreign countries reduces the risks of foreign currency fluctuations we might otherwise experience, and we also engage from time to time in hedging programs intended to reduce those risks further. Despite these precautions, the scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

Our Chairman, together with other insiders, currently has sufficient voting power to elect a majority of our Board of Directors.

      Our Chairman, Ray C. Anderson, beneficially owns approximately 48% of our outstanding Class B Common Stock. The holders of the Class B Common Stock are entitled, as a class, to elect a majority of our Board of Directors. Therefore, Mr. Anderson, together with other insiders, has sufficient voting power to elect a majority of the Board of Directors. On all other matters submitted to the shareholders for a vote, the holders of the Class B Common Stock generally vote together as a single class with the holders of the Class A Common Stock. Mr. Anderson’s beneficial ownership of the outstanding Class A and Class B Common Stock combined is approximately 7%.

Large increases in the cost of petroleum-based raw materials, which we are unable to pass through to our customers, could adversely affect us.

      Petroleum-based products comprise the predominant portion of the cost of raw materials that we use in manufacturing. While we attempt to match cost increases with corresponding price increases, large increases in the cost of petroleum-based raw materials could adversely affect our financial results if we are unable to pass through such price increases in raw material costs to our customers.

Unanticipated termination or interruption of any of our arrangements with our primary third-party suppliers of synthetic fiber could have a material adverse effect on us.

      Invista Inc., a subsidiary of E.I. DuPont de Nemours and Company, currently supplies a significant percentage of our requirements for synthetic fiber (nylon), which is the principal raw material that we use in our carpet products. (As of March 1, 2004, we understand that DuPont has agreed in principle to sell Invista to Koch Industries, Inc.) In addition, certain other of our businesses have a high degree of dependence on their third party suppliers of synthetic fiber for certain products or markets. While we believe that there are adequate alternative sources of supply from which we could fulfill our synthetic fiber requirements, the unanticipated termination or interruption of any of our supply arrangements with our current suppliers could have a material adverse effect on us because of the cost and delay associated with shifting more business to another supplier.

We have a significant amount of indebtedness which could have important negative consequences to us.

      Our substantial indebtedness could have important negative consequences to us, including: making it more difficult for us to satisfy our obligations with respect to such indebtedness; increasing our vulnerability to adverse general economic and industry conditions and adverse changes in governmental regulations; limiting our ability to obtain additional financing to fund capital expenditures, acquisitions and other general corporate requirements; requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures, acquisitions or other general corporate purposes; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and placing us at a competitive disadvantage compared to our less leveraged competitors.

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

Executive Officers of the Registrant

      Our executive officers, their ages as of March 1, 2004 and their principal positions with us are as follows. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)

Daniel T. Hendrix	49	President and Chief Executive Officer
Michael D. Bertolucci	63	Senior Vice President
John R. Wells	42	Senior Vice President
Raymond S. Willoch	45	Senior Vice President-Administration, General Counsel and Secretary
Robert A. Coombs	45	Vice President
Lindsey K. Parnell	46	Vice President
Patrick C. Lynch	34	Vice President and Chief Financial Officer
Christopher J. Richard	47	Vice President
Jeffrey J. Roman	41	Vice President

      Mr. Hendrix joined us in 1983 after having worked previously for a national accounting firm. He was promoted to Treasurer in 1984, Chief Financial Officer in 1985, Vice President-Finance in 1986, Senior Vice President in October 1995 and Executive Vice President in October 2000. Mr. Hendrix became our President and Chief Executive Officer effective July 1, 2001. He has been a Director since October 1996, and has served on the Executive Committee of the Board since July 2001.

      Dr. Bertolucci joined us in April 1996 as President of Interface Research Corporation and Senior Vice President of Interface. Dr. Bertolucci also serves as Chairman of the Envirosense Consortium, which was founded by Interface and focuses on addressing workplace environmental issues. From October 1989 until joining us, he was Vice President of Technology for Highland Industries, an industrial fabrics company located in Greensboro, North Carolina.

      Mr. Wells joined us in February 1994 as Vice President-Sales of Interface Flooring Systems, Inc. (our principal U.S. modular carpet subsidiary) and was promoted to Senior Vice President-Sales & Marketing of IFS in October 1994. He was promoted to Vice President of Interface and President of IFS in July 1995. In March 1998, Mr. Wells was also named President of both Prince Street Technologies, Ltd. and Bentley Mills, Inc., making him President of all three of our U.S. carpet mills. In November 1999, Mr. Wells was named Senior Vice President of Interface, and President and CEO of Interface Americas Holdings, Inc. (formerly Interface Americas, Inc.), thereby assuming operations responsibility for all of our businesses in the Americas, except for the Fabrics Group.

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

      Mr. Coombs originally worked for us from 1988 to 1993 as a marketing manager for our Heuga carpet tile operations in the United Kingdom and later for all of our European floorcovering operations. In 1996, Mr. Coombs returned to us as Managing Director of our Australian operations. He was promoted in 1998 to Vice President-Sales and Marketing, Asia-Pacific, with responsibility for Australian operations and sales and marketing in Asia, which was followed by a promotion to Senior Vice President, Asia-Pacific. He was promoted to Senior Vice President, European Sales, in May 1999 and Senior Vice President, European Sales and Marketing, in April 2000. In February 2001, he was promoted to President and CEO of Interface Overseas Holdings, Inc. with responsibility for all of our floorcoverings operations in both Europe and the Asia-Pacific region, and he became a Vice President of Interface. In September 2002, Mr. Coombs relocated back to Australia, retaining responsibility for our floorcovering operations in the Asia-Pacific region while Mr. Parnell (see below) assumed responsibility for floorcovering operations in Europe.

      Mr. Parnell was the Production Director for Firth Carpets (our former European broadloom operations) at the time it was acquired by us in 1997. In 1998, Mr. Parnell was promoted to Vice President, Operations for the United Kingdom, and in 1999 he was promoted to Senior Vice President, Operations for our entire European floorcovering division. In September 2002, he was promoted to President and CEO of our floorcovering operations in Europe, and became a Vice President of Interface in October 2002.

      Mr. Lynch joined us in 1996 after having previously worked for a national accounting firm. He became Assistant Corporate Controller in 1998 and Assistant Vice President and Corporate Controller in 2000. Mr. Lynch was promoted to Vice President and Chief Financial Officer in July 2001.

      Mr. Richard joined us in July 2003 as President of the Interface Fabrics Group and Vice President of Interface. From August 2002 through March 2003, he was a senior vice president of Collins & Aikman, Inc. with responsibilities in its fabrics business. From January 1997 through March 2002, Mr. Richard was a senior vice president of Guilford Mills, Inc., a fabrics company, and served as president of its automotive group.

      Mr. Roman joined us in 1995 as General Manager of Interface Modernform Company Ltd., our modular carpet joint venture in Thailand, and was promoted to Vice President of Manufacturing for Asia in 1996. In 1998, he moved to Interface Americas, Inc. with responsibility for implementing Y2K-compliant manufacturing systems in all North American carpet operations. In 2000, Mr. Roman was named Vice President of Technical Development for Interface Americas, Inc., and, in 2001, he was named Vice President of Information Services and Business Systems for Interface Americas, Inc. In February 2004, Mr. Roman was promoted to Vice President of Interface and assumed responsibility for the creation of an information technology shared service function for Interface Americas, Inc. and the Interface Fabrics Group.

Available Information

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

      We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations, all of which we own except as otherwise noted:

		Floor Space
Location	Segment	(Sq. Ft.)

Bangkok, Thailand(1)	Modular	66,072
Craigavon, N. Ireland	Modular	80,986
LaGrange, Georgia	Modular	375,000
Ontario (Belleville), Canada	Modular	77,000
Picton, Australia	Modular	96,300
Scherpenzeel, the Netherlands	Modular	229,734
Shelf, England	Modular	206,882
West Point, Georgia	Modular	250,000
City of Industry, California(2)	Broadloom	539,641
Aberdeen, North Carolina	Fabrics	104,284
East Douglas, Massachusetts	Fabrics	306,225
Elkin, North Carolina	Fabrics	1,475,413
Grand Rapids, Michigan(2)	Fabrics	118,263
Guilford, Maine	Fabrics	408,511

		Floor Space
Location	Segment	(Sq. Ft.)

Guilford, Maine	Fabrics	96,490
Newport, Maine	Fabrics	173,973
Nottingham, England(2)	Fabrics	12,500
Meltham, England(2)	Fabrics	168,000
Mirfield, England	Fabrics	112,000
Cartersville, Georgia(2)	Specialty Products (Specialty Mats)	53,000
Kennesaw, Georgia(2)	Research and Development	19,247

(1)	Owned by a joint venture in which we have a 70% interest.

(2)	Leased.

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

      Our Class A Common Stock is traded on the Nasdaq Stock Market under the symbol IFSIA. Our Class B Common Stock is not publicly traded but is convertible into Class A Common Stock on a one-for-one basis. The following table sets forth for the periods indicated the high and low closing sales prices of the Company’s Class A Common Stock on the Nasdaq Stock Market and the dividends paid per share of Common Stock.

	High	Low	Dividends

2004
First Quarter (through March 1, 2004)	$8.05	$5.53	—
2003
First Quarter	$3.95	$2.64	—
Second Quarter	4.50	2.62	—
Third Quarter	6.35	4.50	—
Fourth Quarter	6.25	5.00	—
2002
First Quarter	$7.15	$4.00	$0.015
Second Quarter	10.05	6.00	0.015
Third Quarter	8.39	3.82	0.015
Fourth Quarter	4.50	1.97	—

      The declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include certain limitations in covenants contained in our primary revolving credit facility and in the indentures governing certain of our public indebtedness. As a result of restrictions relating to the fixed charges coverage ratio covenant contained in the indentures for our public debt, in the third quarter of 2002 we suspended our dividend payments until such time as we again achieve compliance with such covenant and our Board determines that a resumption of dividend payments is proper in light of the factors indicated above.

      As of March 1, 2004, we had 938 holders of record of our Class A Common Stock and 56 holders of record of our Class B Common Stock. We believe that there are in excess of 5,500 beneficial holders of our Class A Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Selected Financial Data(1)
	2003	2002	2001	2000	1999

	(In thousands, except share data and ratios)
Annual Operating Data
Net sales	$923,509	$924,084	$1,058,846	$1,223,895	$1,189,585
Cost of sales	670,532	659,910	746,320	844,447	813,212
Operating income (loss)(2)	15,475	15,156	(1,090)	66,853	76,456
Income (loss) from continuing operations	(18,410)	(17,759)	(25,921)	17,063	23,732
Discontinued operations	(14,847)	(14,525)	(10,366)	258	(187)
Cumulative effect of a change in accounting principle(3)	—	(55,380)	—	—	—
Net income (loss)	(33,257)	(87,664)	(36,287)	17,321	23,545

Income (loss) from continuing operations per common share
Basic	$(0.36)	$(0.36)	$(0.52)	$0.34	$0.45
Diluted	$(0.36)	$(0.36)	$(0.52)	$0.34	$0.45
Average Shares Outstanding
Basic	50,282	50,194	50,099	50,558	52,562
Diluted	50,282	50,194	50,099	50,824	52,803
Cash dividends per common share	$—	$0.045	$0.15	$0.18	$0.18
Property additions(4)	(16,328)	14,344	30,081	46,406	37,278
Depreciation and amortization	37,257	35,328	46,421	49,586	44,606

Balance Sheet Data
Working capital	$168,490	$197,809	$224,282	$247,235	$223,734
Total assets	894,274	863,510	954,754	1,034,849	1,028,495
Total long-term debt(5)	445,000	445,000	448,494	415,858	395,618
Shareholders’ equity	218,733	224,171	302,475	372,435	389,192
Current ratio	1.9	2.2	2.3	2.2	2.1

(1)	In the fourth quarter of 2002, we decided to discontinue the operations related to our U.S. raised/access flooring business. Substantially all of the assets related to these operations were sold in the third quarter of 2003. The balances have been adjusted to reflect the discontinued operations of that business. For further analysis see “Notes to Consolidated Financial Statements — Discontinued Operations” included in Item 8 of this Report.

(2)	Includes restructuring charges of $6.2 million, $23.4 million, $54.6 million, $21.0 million and $1.1 million in years 2003, 2002, 2001, 2000 and 1999, respectively. We initiated three separate restructuring plans during 2002, 2001 and 2000. The 2003 charge was recognized with respect to the restructuring plan initiated in 2002. For further analysis of these restructuring plans and charges see “Notes to Consolidated Financial Statements” included at Item 8 of this Report. Additionally, in 1998 we initiated a restructuring plan in response to the slowdown in the Asian economy, our decision to exit the commodity-end products business in Japan, our implementation of a shared services strategy in the U.K., and the closure of two manufacturing facilities and the abandonment of other manufacturing equipment. We recognized restructuring charges with respect to this plan of $1.1 million in 1999 and $25.3 million in 1998.

(3)	In 2002, we recognized an impairment charge of $55.4 million (after-tax) related to our adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” For more information see “Notes to Consolidated Financial Statements” included in Item 8 of this Report.

(4)	Includes property and equipment obtained in acquisitions of businesses.

(5)	Total long-term debt does not include receivables sold under our receivables securitization program, which was terminated in June 2003 in connection with the amendment and restatement of our revolving credit facility. As of January 3, 1999, January 2, 2000, December 31, 2000, December 30, 2001 and December 29, 2002, we had sold receivables of $45.6 million, $40.0 million, $54.0 million, $34.0 million and $30.0 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Our revenues are derived from sales of floorcovering products (primarily modular and broadloom carpet) and related services, interior fabrics and other specialty products. Our business, as well as the commercial interiors market in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. Our financial performance in recent years has been strongly tied to the corporate office segment, although we have begun to focus more of our marketing and sales efforts on non-corporate office segments to reduce in part our exposure to certain economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share.

      Since 1999 (except for a modest rebound during the latter portion of 2000), the commercial interiors market as a whole, and the broadloom carpet market in particular, has experienced decreased demand levels. The general downturn in the domestic and international economy that characterized most of 2001, 2002 and 2003 further adversely affected the commercial interiors market, especially in the U.S. corporate office segment. These conditions significantly impaired our growth and profitability.

      Because we have substantial international operations, we are impacted, from time to time, by certain international developments that affect foreign currency transactions. For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, adversely affected us to varying degrees in 2001, when the euro was weak relative to the U.S. dollar. In 2002 and 2003, however, when the euro strengthened relative to the U.S. dollar, the translation of European revenues into U.S. dollars favorably affected our reported results.

      During 2003, we had net sales of $923.5 million and a net loss of $33.3 million, or $0.66 per share (after giving effect to $6.2 million of pre-tax restructuring charges) compared with net sales of $924.1 million and a net loss of $87.7 million, or $1.75 per share, during 2002 (after giving effect to a $55.4 million after-tax write-down in 2002 associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 142 and a $23.4 million pre-tax restructuring charge). For further comparison, in 2001, we had net sales of $1.059 billion and a net loss of $36.3 million, or $0.72 per share, after giving effect to a $54.6 million pre-tax restructuring charge in that year.

      All amounts (except for net income or loss) above for all periods exclude our U.S. raised/access flooring business, which we sold in September 2003 and, as discussed below, we are reporting as “discontinued operations” for such prior periods.

Discontinued Operations of Our U.S. Raised/ Access Flooring Business

      In the fourth quarter of 2002, we decided to discontinue our operation of our U.S. raised/access flooring business, which had experienced a significant decline in demand, primarily due to decreased spending by technology companies. We completed the sale of substantially all of its assets to a third party in September 2003. As required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations for the U.S. raised/access flooring business, for all periods reflected herein, as “discontinued operations.” As a result, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes the results of our U.S. raised/access flooring business unless we indicate otherwise.

      Our U.S. raised/access flooring business represented revenues of $13.6 million, $22.8 million, and $45.1 million in years 2003, 2002 and 2001, respectively. Loss from operations of that business, net of tax, was $3.9 million, $2.5 million and $10.4 million in years 2003, 2002 and 2001, respectively (including pre-tax restructuring charges of $10.5 million in 2001 related to consolidation activities). We recorded an impairment charge of $12.0 million, net of tax, during the fourth quarter of 2002 to adjust the carrying value of the assets of that business to their net realizable value. In addition, in the third quarter of 2003, we recorded an after-tax loss of $8.8 million in connection with disposition of the assets.

Impact of Strategic Restructuring Initiatives

      As indicated above, we incurred substantial pre-tax restructuring charges in 2003, 2002 and 2001 — $6.2 million, $23.4 million and $54.6 million (excluding $10.5 million related to the discontinued operations of our U.S. raised/access flooring business), respectively — as we implemented various initiatives to reduce our operating costs and strengthen our ability to generate free cash flow.

      The charge in 2003 reflected:

•	further rationalization of our Re:Source operations;

•	continuation of the consolidation and rationalization commenced in 2002 with respect to three fabrics manufacturing facilities; and

•	a reduction in force and consolidation of our corporate research and development operation.

      The charge in 2002 reflected:

•	consolidation of three fabrics manufacturing facilities into other facilities;

•	further rationalization of our Re:Source operations;

•	a reduction in force of over 200 employees; and

•	consolidation of certain European facilities.

      The charge in 2001 reflected:

•	the closure of our European broadloom facility;

•	further rationalization of our U.S. broadloom operations and certain European modular back-office operations;

•	a reduction in force of over 800 employees; and

•	the consolidation of certain non-strategic Re:Source operations.

      The 2003 restructuring charge was comprised of $4.5 million of cash expenditures for severance benefits and other costs, and $1.7 million of non-cash charges, primarily for the write-down of the carrying value and disposal of certain assets. The 2002 restructuring charge was comprised of $10.6 million of cash expenditures for severance benefits and other costs, and $12.8 million of non-cash charges, primarily for the write-down of the carrying value and disposal of certain assets. The 2001 restructuring charge was comprised of $20.4 million of cash expenditures for severance benefits and other costs and $34.2 million of non-cash charges, primarily for the write-down of carrying value and disposal of assets, including goodwill. The 2001 restructuring initiatives had aspects that continued into 2002 and were completed by the end of the second quarter of 2002.

      These initiatives are producing the strategic results we targeted, in that we have reduced our cost structure and have strengthened our free cash flow position. We believe the restructuring initiatives undertaken in 2002 and 2003 alone eventually will yield future annual cost savings of approximately $25 million, with cost savings of approximately $10 million in 2004, although there can be no guarantee that such savings will be achieved.

      Further discussion about the restructuring charges appears in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Goodwill Impairment Write-Down Under SFAS 142

      We adopted the new standards set forth in SFAS 142 for accounting for goodwill and other intangible assets effective on the first day of fiscal 2002, and in the second quarter of 2002, we completed the transitional goodwill impairment test required by SFAS 142. As a result of that testing, we determined that a portion of our goodwill and other intangible assets had been impaired, and we wrote down their value accordingly. The effect of that write-down (the after-tax charge of $55.4 million, or $1.10 per share, referred to above) has been recorded as the cumulative effect of a change in accounting principle effective the first quarter of fiscal 2002, as required by SFAS 142. The charge had no cash effect and, as required, is presented net of tax. However, it affects significantly the comparisons of our results from period to period, both directly because of the charge itself in 2002, and indirectly because of the subsequent elimination of amortization of those assets.

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

      During the fourth quarter of 2003, we performed the annual goodwill impairment test required by SFAS 142 using a methodology similar to the transitional test. No additional impairment was indicated.

Results of Operations

      The following discussion and analyses reflect the factors and trends discussed in the preceding sections. In addition, we believe our performance over the three-year period ended December 28, 2003 reflects the unprecedented downturn experienced by the commercial interiors industry in general during that time. In comparison to the previous longest downturn, which began around 1990 and lasted for approximately 15 months, the current downturn resulted in decreased orders for office furniture (which is a leading indicator of business conditions in the commercial interiors industry) in 31 of the 36 months ended December 2003. During this period, office furniture shipments reached their lowest levels since the early 1990s. These statistics are based on data compiled by the Business and Institutional Furniture Manufacturer’s Association (BIFMA).

      The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the three years ended December 28, 2003:

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	72.6	71.4	70.5

Gross profit on sales	27.4	28.6	29.5
Selling, general and administrative expenses	25.0	24.4	24.5
Restructuring charges	0.7	2.5	5.2

Operating income (loss)	1.7	1.6	(0.1)
Interest/Other expense	4.8	4.6	3.4

Loss from continuing operations before tax benefit	(3.1)	(3.0)	(3.5)
Income tax benefit	(1.1)	(1.1)	(1.1)

Loss from continuing operations	(2.0)	(1.9)	(2.4)
Discontinued operations, net of tax	(1.6)	(1.6)	(1.0)
Cumulative effect of a change in accounting principle, net of tax	—	(6.0)	—

Net loss	(3.6)	(9.5)	(3.4)

      Below we provide information regarding net sales for each of our five operating segments, and analyze those results for the past three fiscal years.

Net Sales by Business Segment

      We currently classify our businesses into the following five operating segments for certain reporting purposes:

•	Modular Carpet segment, which includes our Interface, Heuga and InterfaceFLOR modular carpet businesses;

•	Broadloom segment, which includes our Bentley and Prince Street broadloom, modular carpet and area rug business;

•	Services segment, which primarily encompasses our Re:Source dealers that provide carpet installation and maintenance services in the United States;

•	Fabrics Group segment, which includes all of our fabrics businesses worldwide; and

•	Specialty Products segment, which includes our subsidiary Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products, and also includes our Intersept antimicrobial sales and licensing program.

      Net sales by operating segment and for our Company as a whole were as follows for the three years ended December 28, 2003:

				Percentage Change
	Fiscal Year Ended
				2003 Compared	2002 Compared
Net Sales By Segment	2003	2002	2001	with 2002	with 2001

	(In thousands)
Modular Carpet	$468,751	$431,826	$484,755	8.6%	(10.9)%
Broadloom(1)	109,940	114,727	170,179	(4.2)%	(32.6)%
Services	146,416	163,456	178,859	(10.4)%	(8.6)%
Fabrics Group	189,111	199,276	209,905	(5.1)%	(5.1)%
Specialty Products	9,291	14,799	15,148	(37.2)%	(2.3)%

Total	$923,509	$924,084	$1,058,846	(0.1)%	(12.7)%

(1)	For reporting purposes, 2001 net sales for the Broadloom segment include our European broadloom operations, which operated under the Firth brand and were closed in the third quarter of 2001.

      Modular Carpet Segment. For 2003, net sales for the Modular Carpet segment increased $36.9 million (8.6%) compared with 2002. On a geographic basis, increases in net sales in the Americas and Asia-Pacific were offset by a decrease in net sales (in local currency terms) in the European portion of the business. However, the translation of European revenues into U.S. dollars favorably affected us, accounting for most of the increase in net sales for the overall Modular Carpet segment. We believe our Modular Carpet business in North America gained market share from floorcovering competition during 2003, accounting in part for the increase in net sales in the Americas despite continued poor macroeconomic conditions. We also saw a significant increase in our sales into the education market segment in North America, which we attribute to our focus on that market segment, among others, as part of our strategy to increase product sales in non-corporate office market segments. Sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region and to our introduction of a Heuga-brand modular carpet line at competitive, mid-level price points. The decrease in net sales in Europe is attributable in large part to poor macroeconomic conditions, particularly in the United Kingdom.

      In 2002, net sales for our Modular Carpet segment decreased $52.9 million (10.9%) compared with 2001. The decrease was primarily attributable to reduced corporate profits in general as a result of poor macroeconomic conditions, which led to decreased spending in the commercial interiors market.

      Broadloom Segment. In our Broadloom segment, net sales in 2003 decreased $4.7 million (4.2%) compared with 2002. The decrease was attributable primarily to reduced corporate profits in general, which led to decreased spending in the commercial interiors market, particularly among traditional broadloom customers in the financial community of the Northeast United States. The decrease was offset somewhat by increased sales to customers in the government and education market segments.

      Net sales in the Broadloom segment in 2002 decreased $55.5 million (32.6%) compared with 2001. The decrease was attributable primarily to (1) the closure in the third quarter of 2001 of our European broadloom carpet operations (which conducted business under the Firth brand), and (2) reduced spending by customers in the corporate office market segment. However, the decline in sales in the corporate office market segment was offset somewhat by improved sales in the education and retail market segments.

      Services Segment. For 2003, net sales for our Services segment decreased $17.0 million (10.4%) compared with 2002. The decrease was attributable primarily to (1) reduced corporate profits in general as a result of poor macroeconomic conditions, which led to decreased spending in the commercial interiors market, (2) strong downward pricing pressure resulting from supply generally outpacing demand in the carpet installation services market, and (3) to a lesser extent, the loss of sales related to the closing of a limited number of Company-owned branch locations.

      Net sales in 2002 for our Services segment decreased $15.4 million (8.6%) compared with 2001. The decrease was attributable primarily to (1) reduced corporate profits in general as a result of poor macroeconomic conditions, which led to decreased spending in the commercial interiors market, (2) profit-improvement initiatives by our Company-owned floorcovering dealers which led to greater selectivity with respect to bidding on and accepting projects, and (3) to a lesser extent, the loss of sales related to the closing of a limited number of Company-owned branch locations.

      Fabrics Group Segment. For 2003, net sales for our Fabrics Group segment decreased $10.2 million (5.1%) compared with 2002. The Fabrics Group segment’s net sales in 2002 decreased $10.6 million (5.1%) compared with 2001. The decrease in each of 2003 and 2002, as compared to the respective preceding year, was attributable primarily to (1) reduced corporate profits in general as a result of poor macroeconomic conditions, which led to decreased spending in the commercial interiors market, and (2) the decline of panel fabric sales to certain original equipment manufacturer (OEM) furniture companies as a result of reduced demand in the commercial interiors market.

      Specialty Products Segment. For 2003, net sales for our Specialty Products segment decreased $5.5 million (37.2%) compared with 2002. The decrease was attributable primarily to the sale of our Re:Source Technologies adhesives and floorcovering maintenance products business in February 2003. Net sales for this segment remained stable between 2001 and 2002.

Cost and Expenses

      Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three years ended December 28, 2003:

				Percentage Change
	Fiscal Year Ended
				2003 Compared	2002 Compared
Cost and Expenses	2003	2002	2001	with 2002	with 2001

	(In thousands)
Cost of Sales	$670,532	$659,910	$746,320	1.6%	(11.6)%
Selling, General and Administrative Expenses	231,306	225,569	259,039	2.5%	(12.9)%

Total	$901,838	$885,479	$1,005,359	1.8%	(11.9)%

      For 2003, our cost of sales increased $10.6 million as compared to 2002. As a percentage of net sales, cost of sales also increased to 72.6% for 2003, versus 71.4% for 2002. The percentage increase was primarily due to (1) the under-absorption of fixed manufacturing costs due to lower sales volume, (2) a fluctuation in our relative sales mix from products that have had traditionally higher margins to those with traditionally lower margins, (3) other manufacturing costs associated with scaling production to meet current demand levels, and (4) disruptions in 2003 associated with the integration and restructuring of our Fabrics Group.

      For 2002, our cost of sales decreased $86.4 million as compared to 2001. As a percentage of net sales, however, cost of sales increased to 71.4%, compared with 70.5% in 2001, primarily as a result of (1) the under-absorption of fixed manufacturing costs due to lower sales volume levels, (2) a fluctuation in our relative sales mix from products that have had traditionally higher margins to those with traditionally lower margins, and (3) other manufacturing costs associated with scaling production to meet demand levels.

      For 2003, our selling, general and administrative expenses increased $5.8 million as compared to 2002. As a percentage of net sales, selling, general and administrative expenses also increased to 25.0% for 2003, compared with 24.4% for 2002. The percentage increase was primarily due to (1) increased marketing costs incurred in 2003 in connection with the launches of InterfaceFLOR (our residential modular carpet business), the Prince Street House and Home collection (our residential broadloom offering), and our i2 marketing campaign during 2003, (2) disruptions in 2003 associated with the integration and restructuring of our Fabrics Group, and (3) currency fluctuations that negatively affected the value of the dollar.

      For 2002, our selling, general and administrative expenses declined by $33.5 million, to $225.6 million from $259.0 million in the prior year. Selling, general and administrative expenses as a percentage of net sales remained stable between 2002 (24.4%) and 2001 (24.5%), despite a 12.7% decline in net sales in 2002 as compared with 2001. These results are attributable to (1) the continuation in 2002 of successful cost-cutting initiatives and other restructuring activities, and (2) the elimination in 2002 of amortization of goodwill, which was $9.8 million in 2001.

      Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

	Fiscal Year Ended			Percentage Change
Cost of Sales and Selling,
General and Administrative				2003 Compared	2002 Compared
Expenses (Combined)	2003	2002	2001	with 2002	with 2001

	(In thousands)
Modular Carpet	$426,219	$386,691	$429,767	10.2%	(10.0)%
Broadloom(1)	110,838	118,064	182,025	(6.1)%	(35.1)%
Services	155,840	167,957	179,502	(7.2)%	(6.4)%
Fabrics	197,198	197,248	203,823	0.0%	(3.2)%
Specialty Products	9,352	13,873	14,808	(32.6)%	(6.3)%
Corporate Expenses & Eliminations(2)	2,391	1,646	(4,566)	45.3%	*

Total	$901,838	$885,479	$1,005,359	1.8%	(11.9)%

(1)	For reporting purposes, 2001 figures for the Broadloom segment include our European broadloom operations, which operated under the Firth brand and were closed in the third quarter of 2001.

(2)	Percentage change calculation not meaningful for 2002 compared with 2001.

Other Expense

      For 2003, other expense (which is comprised primarily of interest expense) increased $1.3 million compared with 2002. This increase was due primarily to (1) the termination during June 2003 of our accounts receivable securitization program and the replacement of that source of funding with borrowing that carried an overall higher borrowing rate, and (2) the unwinding of our interest rate swap agreement in May 2003.

      For 2002, other expense increased $6.4 million compared with 2001, due primarily to our issuance of $175 million of 10.375% Senior Notes in January 2002 (which have a higher interest rate than the debt the Senior Notes replaced) and higher interest rates on our revolving credit facility in 2002 than in 2001.

Tax

      The rate of the effective tax benefit we recognized in 2003 was 35.7%, compared with an effective tax benefit rate of 35.8% in 2002. Although the overall effective tax benefit rate was essentially stable from 2002 to 2003, certain underlying components changed. In particular, the component of our tax benefit rate which is attributable to state taxes in the United States increased in 2003 as compared to 2002 because, in 2003, the portion of our overall pre-tax loss that was attributable to U.S. operations (and therefore pertinent to state taxes) was greater than in 2002. This increase associated with U.S. state taxes was offset by decreases in tax-benefit rate components associated with foreign tax effects attributable to foreign operations and by decreases in the tax-benefit rate component associated with the taxable disposition of certain life insurance policies.

      The rate of the effective tax benefit recognized by us in 2002 was 35.8%, compared with an effective tax benefit rate of 30.8% in 2001. The increase in the tax benefit rate was due primarily to the existence in 2001 of goodwill amortization expense, which was non-deductible for tax purposes. Pursuant to SFAS 142, the amortization of goodwill was discontinued effective during the 2002 fiscal year.

Liquidity and Capital Resources

General

      In our business, we require cash and other liquid assets primarily to purchase raw materials and to pay other manufacturing costs, in addition to funding normal course selling, general and administrative expenses, anticipated capital expenditures, and potential special projects. We generate our cash and other liquidity requirements from our operations and from borrowings or letters of credit under our revolving credit facility with a banking syndicate. Prior to June 18, 2003, we also generated liquidity through our accounts receivable securitization program (which was terminated on that date in connection with an amendment and restatement of our revolving credit facility). We believe that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future, and that we will be able to continue our initiative to enhance the generation of free cash flow.

      At December 28, 2003, we had $16.6 million of cash and cash equivalents, and an additional $168.5 million of working capital. As of that date, we also had $62.2 million of available borrowing capacity under our revolving credit facility based on the borrowing base. As of December 28, 2003, no borrowings and $15.8 million in letters of credit were outstanding under the revolving credit facility. The material terms of that facility are summarized below.

      We currently estimate capital expenditures will be between $16 million and $18 million for 2004, and we presently have aggregate capital expenditure purchase commitments of $6 million for 2004. Based on current interest rate levels, we expect our aggregate interest expense for 2004 to be between $42 million and $44 million.

      In February 2004, we completed a private offering of $135 million in 9.5% senior subordinated notes due 2014. Proceeds from the issuance of these notes were used to redeem in full our previously outstanding 9.5% senior subordinated notes due 2005 and to reduce borrowings under the Company’s revolving credit facility. As a result of the redemption of the notes that were due in 2005, our revolving credit facility (discussed below) will not mature until October 2007 and we will have no other significant debt maturity obligations until 2008.

Revolving Credit Facility

      On June 18, 2003, we amended and restated our senior revolving credit facility. Under the amended and restated facility, as under its predecessor, the maximum aggregate amount of loans and letters of credit available to us at any one time is $100 million, subject to a borrowing base as described below. The key features of the revolving credit facility are as follows:

•	The revolving credit facility currently matures on October 1, 2007.

•	The revolving credit facility includes a domestic U.S. dollar syndicated loan and letter of credit facility made available to Interface, Inc. and Interface Europe B.V. (our foreign subsidiary based in Europe), as co-borrowers up to the lesser of (1) $100 million, or (2) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, finished goods inventory and raw materials inventory in the United States (the percentages and eligibility requirements for the domestic borrowing base are specified in the credit facility), less certain reserves. Any advances to Interface, Inc. or Interface Europe B.V. under the domestic loan facility will reduce borrowing availability under the entire revolving credit facility.

•	Advances to Interface, Inc. and Interface Europe B.V. under the domestic loan facility and advances to Interface Europe, Ltd. under the multicurrency loan facility (described below) are secured by a first-priority lien on substantially all of Interface, Inc.’s assets and the assets of each of its material domestic subsidiaries, which have guaranteed the revolving credit facility.

•	The revolving credit facility also includes a multicurrency syndicated loan and letter of credit facility in British pounds and euros made available to Interface Europe, Ltd. (our foreign subsidiary based in the United Kingdom), in an amount up to the lesser of (1) the equivalent of $15 million, or (2) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and finished goods inventory of Interface Europe, Ltd. and certain of its subsidiaries (the percentages and eligibility requirements for the U.K. borrowing base are specified in the credit facility), less certain reserves. Any advances under the multicurrency loan facility will reduce the lending commitment available under the domestic loan facility on a dollar-equivalent basis.

•	Advances to Interface Europe, Ltd. under the multicurrency loan facility are secured by a first-priority lien on, security interest in, or floating or fixed charge, as applicable, on all of the interest in and to the accounts receivable, inventory, and substantially all other property of Interface Europe, Ltd. and its material subsidiaries, which subsidiaries also guarantee the multicurrency loan facility.

•	The revolving credit facility contains certain financial covenants (including a senior secured debt coverage ratio test and a fixed charge coverage ratio test) that become effective in the event that (1) our excess availability for domestic loans falls below $20 million (excluding a specified reserve against the domestic borrowing base), or (2) our excess availability for U.K. loans falls below $3 million. In such event, we must comply with the financial covenants for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

      The revolving credit facility also includes various reporting, affirmative and negative covenants, and other provisions that restrict our ability to take certain actions, including the following:

•	Provisions that prohibit us from using borrowings under the revolving credit facility to repay any of our other senior or subordinated notes;

•	Provisions that restrict the payment of cash dividends on our common stock unless we meet a financial performance test specified in the revolving credit facility;

•	Provisions that restrict our ability to repay the 7.3% Senior Notes due 2008, 10.375% Senior Notes due 2010, and 9.5% Senior Subordinated Notes due 2014, except from the proceeds of a refinancing thereof or the proceeds of an offering of equity securities, provided that certain conditions are met, including a requirement that our aggregate outstanding loans and letters of credit under the revolving credit facility not exceed $10 million after giving effect to each such payment; and

•	Provisions that restrict our ability to repay other long-term indebtedness by limiting the aggregate repayments of such debt we can make unless we meet a specified minimum excess availability test and a specified financial performance test.

      Interest Rates. Interest on borrowings under the revolving credit facility is charged at varying rates based on our ability to meet certain performance criteria.

      Prepayments. Our revolving credit facility requires prepayment from the proceeds of certain asset sales.

      Covenants. The revolving credit facility also limits our ability, among other things, to:

•	incur indebtedness or contingent obligations;

•	make acquisitions of or investments in businesses (in excess of certain specified amounts);

•	sell or dispose of assets (in excess of certain specified amounts);

•	create or incur liens on assets;

•	purchase or redeem any of our stock (other than as permitted in the revolving credit facility); and

•	enter into sale and leaseback transactions.

      We are presently in compliance with all covenants under the revolving credit facility and anticipate that we will remain in compliance with the covenants.

      Events of Default. If Interface, Inc. or any other borrower fails to perform or breaches any of the affirmative or negative covenants under the revolving credit facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc.), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ co-agents may, and upon the written request of a specified percentage of the lender group, shall,

•	declare all commitments of the lenders under the facility terminated;

•	declare all amounts outstanding or accrued thereunder, immediately due and payable; and

•	exercise other rights and remedies available to them under the agreement and applicable law.

      Collateral. The domestic loan facility is secured by substantially all of the assets of Interface, Inc. and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier material foreign subsidiaries. The multicurrency loan facility is secured by substantially all of the assets of Interface Europe, Ltd. and its material subsidiaries. If an event of default occurs under the revolving credit facility, the lenders’ collateral agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

      Prior to the amendment and restatement of the revolving credit facility, we were not in compliance with certain covenants contained in our previous facility, and we obtained waivers from our lenders at that time. The current revolving credit facility amended our covenants and we have been in compliance with our current covenants since the amendment.

Analysis of Cash Flows

      Operating activities and proceeds from long-term debt provided our primary sources of cash during each of the fiscal years 2001 to 2003. In 2003, cash used in operating activities (including discontinued operations of our U.S. raised/access flooring business) was $8.5 million, as compared with cash generated by operating activities of $57.4 million in 2002 and $18.3 million in 2001. Cash generated by continuing operations in 2003 was $2.1 million, as compared to cash generated by continuing operations of $68.7 million in 2002 and $15.9 million in 2001. The change in cash flow related to operating activities in 2003 as compared to 2002 was due primarily to the stabilization of our working capital levels throughout 2003, whereas working capital reductions during 2002 generated cash. The increase in cash generated from operations in 2002 versus 2001 was due primarily to working capital reductions resulting from improved receivables collections and inventory reductions.

      The primary uses of cash during the years 2001 to 2003 have been (1) additions to property and equipment at our manufacturing facilities; (2) expenditures related to debt reduction; (3) expenditures related to our debt and equity repurchase programs; and (4) cash dividends. For fiscal years ended 2003, 2002 and 2001, (a) additions to property and equipment required $16.3 million, $14.3 million and $30.0 million, respectively; (b) cash required for our overall debt reduction was $30.0 million (essentially for payoff of our accounts receivable securitization program in 2003), $5.0 million, and $0, respectively; and (c) expenditures related to our debt and equity repurchase programs were $0, $5.8 million and $2.2 million, respectively.

      Pursuant to our share repurchase program, which expired on May 19, 2002, we were authorized to repurchase up to 4,000,000 shares of Class A Common Stock in the open market. During the program, we repurchased an aggregate of 3,075,113 shares for an aggregate of $22.2 million.

      Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.

Funding Obligations

      We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations (including the contractual obligations of the discontinued operations of our U.S. raised/access flooring business) and the periods in which payments are due. The amounts and time periods are measured from December 28, 2003.

		Payments Due by Period
	Total
	Payments	Less than			More than
	Due	1 Year	1-3 Years	3-5 Years	5 Years

		(In thousands)
Long-Term Debt Obligations(1)	$445,000	$—	$120,000	$150,000	$175,000
Capital Lease Obligations	311	125	165	21	—
Operating Lease Obligations	118,264	26,283	37,955	24,215	29,811
Unconditional Purchase Obligations(2)	8,856	6,686	2,170	—	—

Total Contractual Cash Obligations	$572,431	$33,094	$160,290	$174,236	$204,811

(1)	These amounts include $120 million of 9.5% Senior Subordinated Notes due 2005 that were outstanding at December 28, 2003, but were called and redeemed on March 5, 2004. In order to effect that redemption, we issued on February 4, 2004 a new series of 9.5% Senior Subordinated Notes due 2014, in the aggregate principal amount of $135 million, and used most of the net proceeds to pay the redemption price.

(2)	Does not include unconditional purchase obligations that are included as liabilities in our Consolidated Balance Sheet.

Critical Accounting Policies

      High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events may not develop as forecasted, and the best estimates routinely require adjustment.

      Deferred Income Tax Assets and Liabilities. The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), and are based on management’s assumptions and estimates regarding future operating results and levels of taxable income, as well as management’s judgments regarding the interpretation of the provisions of SFAS 109. The carrying values of liabilities for income taxes currently payable are based on management’s interpretation of applicable tax laws, and incorporate management’s assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgments in connection with accounting for income taxes may result in materially different carrying values of income tax assets and liabilities and results of operations.

      We record a valuation allowance to reduce our deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future. This requires us to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions.

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

      Revenue Recognition on Long-Term Contracts. A portion of our revenues is derived from long-term contracts that are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Long-term fixed-price contracts are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

      Inventories. We determine the value of inventories using the lower of cost or market. We write down inventories for the difference between the carrying value of the inventories and their estimated market value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

      Pension Benefits. Net pension expense recorded is based on, among other things, assumptions about the discount rate, estimated return on plan assets and salary increases. Changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of our plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year.

      Environmental Remediation. We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. In 2002, certain developments transpired with respect to our estimated environmental liability associated with our Chatham fabrics operations in Elkin, North Carolina. (See the discussion of “Accrued Expenses” in the Notes to Consolidated Financial Statements included at Item 8 hereof.) As a result, we reduced the amount of our accrual for such liabilities by $4.2 million. The reduction of the accrual was recorded as a reduction of “other expense” in 2002.

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

Off-Balance Sheet Arrangements

Accounts Receivable Securitization Program

      On June 18, 2003, we terminated our former accounts receivable securitization program with Three Pillars Funding Corporation in connection with the refinancing of our revolving credit facility discussed earlier.

This securitization program had provided for up to $50 million of funding from the sale of trade accounts receivable generated by certain of our operating subsidiaries. We no longer have an accounts receivable securitization program.

Partnership with ABN AMRO Bank N.V.

      In 1998, our subsidiary Interface Europe B.V. formed a partnership with ABN AMRO Bank N.V. in the Netherlands for the purpose of developing an office building and warehouse facility in Scherpenzeel. Recourse against Interface Europe is limited to the amount of its investment in the partnership, which is approximately $1.0 million. Upon completion of the office building and warehouse facility, the partnership leased those facilities to Interface Europe and Interface International B.V. (which is a subsidiary of Interface Europe). At the expiration of the lease, Interface Europe and Interface International will have the option to purchase the facilities from the partnership at fair market value.

Recent Accounting Pronouncements

      In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement does not change the measurement or recognition aspects for pensions and other post-retirement benefit plans; however, it does revise employers’ disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS 132, as revised, is generally effective for financial statements with fiscal years ending after December 15, 2003. Certain additional disclosures applicable to foreign defined benefit plans are effective for fiscal years ending after June 15, 2004. We have adopted the required provisions of SFAS No. 132, as revised, and have deferred adopting those additional required disclosures relating to our foreign plans. The adoption of the required provisions of SFAS 132, as revised, did not have a material effect on our consolidated financial statements. The adoption of the disclosures related to our foreign defined benefit plans are not expected to have a material effect on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made by the FASB’s Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our financial position or results of operations.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46, as revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1,

2003. The adoption of FIN 46, as revised, did not have a material effect on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of this standard. We are currently assessing the fair value approach under SFAS 123 and the transitional provisions of SFAS 148.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“FIN 45”). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between this Statement and EITF 94-3 relates to the Statement’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. We adopted the provisions of SFAS 146 in the fourth quarter of 2002 and recorded our 2002 restructuring in accordance with such provisions.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement were effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on our financial statements or results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 143 and 145 were effective commencing April 1, 2003 and did not have a material effect on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      We employ derivative financial instruments as risk management tools and not for speculative or trading purposes. We monitor the use of derivative financial instruments through objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. We have established strict counter-party credit guidelines and enter into transactions only with financial institutions with a rating of investment grade or better. As a result, we consider the risk of counter-party default to be minimal.

Interest Rate Market Risk Exposure

      Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. From time to time, we maintain a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agree to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. During the first part of 2003, we utilized an interest rate swap agreement to effectively convert approximately $125 million of fixed rate debt into variable rate debt. As a result, during 2003, our interest expense was approximately $2.4 million lower than it would have been in the absence of our interest rate swap agreement. This interest rate swap agreement was unwound in May 2003 and, as of December 28, 2003, we did not have any interest rate swap agreements in place.

Foreign Currency Exchange Market Risk Exposure

      A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Canada, England, Northern Ireland, the Netherlands, Australia and Thailand, and sell our products in more than 100 countries. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.

      At December 28, 2003, we recognized a $38.8 million increase in our foreign currency translation adjustment account compared to December 29, 2002, because of the strengthening of certain currencies against the U.S. dollar. The increase was associated primarily with certain foreign subsidiaries located within the United Kingdom and continental Europe.

Sensitivity Analysis

      For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

      To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 28, 2003. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

      Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $29.1 million.

Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $30.9 million.

Foreign Currency Exchange Rate Risk

      As of December 28, 2003, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $6.2 million or an increase in the fair value of our financial instruments of $5.0 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	2003	2002	2001

	(In thousands, except share data)
Net sales	$923,509	$924,084	$1,058,846
Cost of sales	670,532	659,910	746,320

Gross profit on sales	252,977	264,174	312,526
Selling, general and administrative expenses	231,306	225,569	259,039
Restructuring charges	6,196	23,449	54,577

Operating income (loss)	15,475	15,156	(1,090)

Other expense
Interest expense	42,820	42,022	35,887
Other	1,280	798	490

Total other expense	44,100	42,820	36,377

Loss from continuing operations before tax benefit	(28,625)	(27,664)	(37,467)
Income tax benefit	(10,215)	(9,905)	(11,546)

Loss from continuing operations	(18,410)	(17,759)	(25,921)
Loss from discontinued operations, net of tax	(6,022)	(14,525)	(10,366)
Loss on disposal of discontinued operations, net of tax	(8,825)	—	—
Cumulative effect of a change in accounting principle, net of tax	—	(55,380)	—

Net loss	$(33,257)	$(87,664)	$(36,287)

Basic and diluted loss per common share
Loss from continuing operations	$(0.36)	$(0.36)	$(0.52)
Loss from discontinued operations	(0.12)	(0.29)	(0.20)
Loss on disposal of discontinued operations	(0.18)	—	—
Cumulative effect of a change in accounting principle	—	(1.10)	—

Net loss	$(0.66)	$(1.75)	$(0.72)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended

	2003	2002	2001

	(In thousands)
Net loss	$(33,257)	$(87,664)	$(36,287)
Other comprehensive income (loss)
Foreign currency translation adjustment	38,829	21,099	(14,024)
Minimum pension liability adjustment	(9,104)	(14,892)	(11,061)
Unrealized gain on hedges, net of tax	(3,154)	3,154	—

Comprehensive loss	$(6,686)	$(78,303)	$(61,372)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	2003	2002

	(In thousands)
Assets
Current
Cash	$16,633	$34,134
Accounts receivable, net	174,366	137,486
Inventories	143,885	134,656
Prepaid expenses and other current assets	18,608	33,042
Deferred income taxes	5,454	9,911
Assets of business held for sale	—	17,492

Total current assets	358,946	366,721
Property and equipment, net	211,457	213,059
Deferred tax asset	62,045	27,502
Other	37,697	45,699
Goodwill	224,129	210,529

	$894,274	$863,510

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$62,352	$55,836
Accrued expenses	128,104	106,143
Liabilities of business held for sale	—	6,933

Total current liabilities	190,456	168,912
Senior notes	325,000	325,000
Senior subordinated notes	120,000	120,000
Deferred income taxes	32,462	20,520
Other	4,165	—

Total liabilities	672,083	634,432

Minority interest	3,458	4,907

Shareholders’ equity
Preferred stock	—	—
Common stock	5,135	5,120
Additional paid-in capital	222,984	221,751
Retained earnings	52,719	85,976
Foreign currency translation adjustment	(27,048)	(65,877)
Minimum pension liability	(35,057)	(25,953)
Unrealized gain on hedges, net of tax	—	3,154

Total shareholders’ equity	218,733	224,171

	$894,274	$863,510

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	2003	2002	2001

	(In thousands)
Operating Activities
Net loss	$(33,257)	$(87,664)	$(36,287)
Cumulative effect of a change in accounting principle	—	55,380	—
Loss from discontinued operations	6,022	14,525	10,366
Loss from disposal of discontinued operations	8,825	—	—

Loss from continuing operations	(18,410)	(17,759)	(25,921)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	37,257	35,328	46,421
Bad debt expense	2,929	3,511	5,774
Restructuring charges	—	12,785	33,247
Deferred income taxes	(12,399)	1,195	(18,784)
Working capital changes
Accounts receivable	(30,485)	20,579	17,571
Inventories	(507)	27,224	22,702
Prepaid expenses and other current assets	(885)	5,341	(18,726)
Accounts payable and accrued expenses	24,589	(19,542)	(46,355)

Cash provided by operating activities from continuing operations	2,089	68,662	15,929
Cash provided by (used in) operating activities of discontinued operations	(10,584)	(11,285)	2,373

Cash provided by (used in) operating activities	(8,495)	57,377	18,302

Investing Activities
Capital expenditures	(16,328)	(14,344)	(30,036)
Net cash paid for acquisitions of businesses	—	—	(2,198)
Proceeds from sale of discontinued operations	2,749	—	—
Other	2,593	(397)	(12,447)

Cash used in investing activities	(10,986)	(14,741)	(44,681)

Financing Activities
Issuance of senior notes	—	175,000	—
Repurchase of senior subordinated notes	—	(5,000)	—
Debt issuance costs	—	(5,755)	—
Borrowings on long-term debt	—	—	341,140
Principal repayments on long-term debt	—	(173,489)	(309,882)
Expenditures under share repurchase program	—	—	(2,217)
Proceeds from issuance of common stock	241	1,341	269
Dividends paid	—	(2,300)	(7,628)
Other	182	—	(1,272)

Cash provided by (used in) financing activities	423	(10,203)	20,410

Net cash provided by (used in) operating, investing and financing activities	(19,058)	32,433	(5,969)
Effect of exchange rate changes on cash	1,557	913	(1,099)

Cash
Net increase (decrease)	(17,501)	33,346	(7,068)
Balance, beginning of year	34,134	788	7,856

Balance, end of year	$16,633	$34,134	$788

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

      The Company is a recognized leader in the worldwide commercial interiors market, offering modular and broadloom floorcoverings, interior fabrics, services and specialty products. The Company manufactures modular and broadloom carpet focusing on the high quality, designer-oriented sector of the market, and provides specialized carpet replacement, installation and maintenance services. The Company also produces interior fabrics and upholstery products. Additionally, the Company offers Intersept, a proprietary antimicrobial used in a number of interior finishes, and sponsors the Envirosense Consortium in its mission to address workplace environmental issues.

      The Company has sold its U.S. raised/access flooring business. The balances of this business have been segregated and reported as discontinued operations for all periods presented.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples include provisions for returns, bad debts, product claims reserves, estimates of costs to complete performance contracts, inventory obsolescence and the length of product life cycles, accruals associated with restructuring activities, income tax exposures, environmental liabilities, carrying value of goodwill and property and equipment. Actual results could vary from these estimates.

Fiscal Year

      The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2003,” “2002,” and “2001,” mean the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively. Fiscal years 2003, 2002 and 2001 each comprised 52 weeks.

Reclassifications

      Certain prior period amounts have been reclassified to conform to current year financial statement presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. The Company ceases to record depreciation expense at that time.

Property and Equipment and Long-Lived Assets

      Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements — ten to fifty years; furniture and equipment — three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs of approximately $0.3 million, $0.1 million, and $0.7 million for the fiscal years ended 2003, 2002, and 2001, respectively. Depreciation expense amounted to approximately $32.2 million, $30.9 million, and $33.3 million for the years ended 2003, 2002, and 2001, respectively. These amounts exclude depreciation expense of approximately $0.0 million, $0.8 million, and $1.3 million for 2003, 2002 and 2001, respectively, related to the discontinued operations of the U.S. raised/access flooring business.

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. Repair and maintenance costs are charged to operating expense as incurred.

Goodwill

      Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of SFAS 142 on December 31, 2001, goodwill was amortized on a straight-line basis over the periods benefited, principally twenty-five to forty years. Accumulated amortization amounted to approximately $88.3 million at both December 28, 2003 and December 29, 2002, and cumulative impairment losses recognized were $57.2 million as of December 28, 2003 and December 29, 2002.

      In June 2001, the FASB finalized SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also required that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and to purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

      The Company’s previous business combinations were accounted for using the purchase method. As of December 28, 2003 and December 29, 2002, the net carrying amount of goodwill was $224.1 million and $210.5 million, respectively. Other intangible assets were $4.2 million and $4.4 million as of December 28, 2003 and December 29, 2002, respectively. Amortization expense during the years ended December 28, 2003, December 29, 2002 and December 30, 2001 was $0.2 million, $0.2 million and $9.8 million, respectively.

      The Company adopted the new standards of accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. In the second quarter of 2002, the Company completed the transitional goodwill impairment test required by SFAS 142. In preparing the valuations, past, present and future expectations of performance were considered. The test showed goodwill impairment in three overseas reporting units and five Americas reporting units. In all cases, the impairment primarily was attributable to actual and then-forecasted revenue and profitability for the reporting unit being lower (consistent with the industry-wide decline in carpet sales and related services) than that anticipated at the time of the acquisition of the reporting unit. The effect of this accounting change (an after-tax charge of $55.4 million, or $1.10 per share) was recorded as the cumulative effect of a change in accounting principle effective the first quarter of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2002, as required by SFAS 142. The charge had no cash effect, and, as required, was presented net of tax.

      During the fourth quarter of 2003, the Company performed the annual goodwill impairment test required by SFAS 142 using a methodology similar to the transitional test. No additional impairment was indicated.

      The following table presents the impact SFAS 142 would have had a loss from continuing operations, net income (loss), and the respective per share amounts, if adopted in the first quarter of 2001:

	2003	2002	2001

	(In thousands, except
	per share amounts)
Reported loss from continuing operations	$(18,410)	$(17,759)	$(25,921)
Adjustments:
Goodwill amortization	—	—	9,817
Income taxes	—	—	(1,460)

Adjusted loss from continuing operations	$(18,410)	$(17,759)	$(17,564)

Reported net loss	$(33,257)	$(87,664)	$(36,287)
Adjustments:
Goodwill amortization	—	—	9,817
Income taxes	—	—	(1,460)
Cumulative effect of a change in accounting principle, net of tax	—	55,380	—

Adjusted net loss	$(33,257)	$(32,284)	$(27,930)

Basic and diluted loss per share:
Loss from continuing operations:
Reported	$(0.36)	$(0.36)	$(0.52)
Adjusted	$(0.36)	$(0.36)	$(0.35)
Net loss:
Reported	$(0.66)	$(1.75)	$(0.72)
Adjusted	$(0.66)	$(0.64)	$(0.56)

      The changes in the carrying amount of goodwill for the year ended December 28, 2003, by operating segment are as follows:

	Balance			Balance
	December 29,		Foreign Currency	December 28,
	2002	Acquisitions	Translation	2003

	(In thousands)
Modular Carpet	$69,499	$—	$11,651	$81,150
Broadloom	60,113	—	—	60,113
Services	33,006	—	—	33,006
Fabrics Group	47,911	699	1,250	49,860
Specialty Products	—	—	—	—

Total	$210,529	$699	$12,901	$224,129

Taxes on Income

      The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date.

      The Company records a valuation allowance to reduce our deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future. This requires us to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions.

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

      At December 28, 2003 and December 29, 2002, checks issued against future deposits totaled approximately $1.4 million and $1.1 million, respectively. Cash payments for interest amounted to approximately $43.2 million, $35.1 million, and $42.6 million, for the years ended 2003, 2002, and 2001, respectively. Income tax payments amounted to approximately $0.2 million, $0.6 million, and $5.8 million, for the years ended 2003, 2002, and 2001, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      As of the fiscal year ended December 28, 2003, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” footnote. Those plans are accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expenses related to stock option plans were not material for 2003, 2002, and 2001.

      The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 were applied to stock-based employee compensation:

	Fiscal Year Ended

	2003	2002	2001

	(In thousands, except share data)
Net loss as reported	$(33,257)	$(87,664)	$(36,287)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,307)	(1,588)	(1,667)

Pro forma net loss	(34,564)	(89,252)	(37,954)

Basic and diluted loss per share as reported	$(0.66)	$(1.75)	$(0.72)
Basic and diluted pro forma loss per share	(0.69)	(1.78)	(0.76)

      For the purposes of the disclosures required by SFAS 123, the fair value of stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001: Dividend yield of 0.0% in 2003, 0.0% in 2002, and 1.2% in 2001; expected volatility of 56% in 2003, 50% in 2002, and 50% in 2001; a risk-free interest rate of 4.02% in 2003, 4.51% in 2002, and 5.09% in 2001; and an expected option life of 6.5 years in 2003, 2002 and 2001.

      The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2003, 2002, and 2001 were $1.68, $3.43, and $2.95 per share, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans; however, it does revise employers’ disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS 132, as revised, is generally effective for financial statements with fiscal years ending after December 15, 2003. Certain additional disclosures applicable to foreign defined benefit plans are effective for fiscal years ending after June 15, 2004. The Company has adopted the required provisions of SFAS No. 132, as revised, and has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred adopting those additional required disclosures relating to the Company’s foreign plans. The adoption of the required provisions of SFAS 132, as revised, did not have a material effect on the Company’s consolidated financial statements. The adoption of the disclosures related to the Company’s foreign defined benefit plans are not expected to have a material effect on the Company’s consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made by the FASB’s Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46, as revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46, as revised, did not have a material effect on the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of this standard. The Company is currently assessing the fair value approach under SFAS 123 and the transitional provisions of SFAS 148.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“FIN 45”). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal difference between this Statement and EITF 94-3 relates to the Statement’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. The Company adopted the provisions of SFAS 146 in the fourth quarter of 2002 and recorded its 2002 restructuring in accordance with such provisions.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement were effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s financial statements or results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS 145 amended other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 143 and 145 were effective commencing April 1, 2003 and did not have a material effect on the Company’s financial position or results of operations.

RECEIVABLES

      The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 28, 2003 and December 29, 2002, the allowance for bad debts amounted to approximately $9.2 million and $9.8 million, respectively, for all accounts receivable of the Company.

      The Company previously had in place an accounts receivable securitization program that provided funding from the sale of trade accounts receivable generated by certain of our operating subsidiaries. The amendment and restatement of our revolving credit facility in June 2003 replaced and superseded our accounts receivable securitization program. Consequently, at the closing of the amendment and restatement, the balance outstanding under the securitization facility, which was $26.2 million, was paid off with borrowings under the revolving credit facility, and therefore that debt became reflected on the Company’s balance sheet.

INVENTORIES

      Inventories are summarized as follows:

	2003	2002

	(In thousands)
Finished goods	$87,685	$79,005
Work-in-process	14,658	13,037
Raw materials	41,542	42,614

	$143,885	$134,656

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

	2003	2002

	(In thousands)
Land	$7,703	$7,865
Buildings	138,662	120,270
Equipment	406,491	379,263

	552,856	507,398
Accumulated depreciation	(341,399)	(294,339)

	$211,457	$213,059

      The estimated cost to complete construction-in-progress for which the Company was committed at December 28, 2003 was approximately $4.2 million.

ACCRUED EXPENSES

      Accrued expenses are summarized as follows:

	2003	2002

	(In thousands)
Pension	$35,057	$25,953
Compensation	35,812	27,622
Interest	11,835	11,552
Restructuring	5,683	7,385
Taxes	9,303	6,360
Other	30,414	27,271

	$128,104	$106,143

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

      As a result, and based upon the cost estimates provided by the environmental consultants, the Company now believes that the estimated range of the net present value of reasonably predictable costs of groundwater monitoring and other remedial actions at Chatham and the wastewater treatment facility is between $4.0 million and $6.3 million. As of December 30, 2001, the Company had accrued approximately $9.0 million, which at that time represented the best estimate available of the net present value of the costs of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remedial actions discounted at 6%. In light of the developments described above, the accrual has been reduced to $4.2 million as of December 28, 2003. The reduction of the accrual recorded in 2002 was a reduction of “other expense” in the Statement of Operations during the quarter ended June 30, 2002, as there was no goodwill associated with the Chatham acquisition.

      Actual costs related to groundwater monitoring and other remedial actions at Chatham incurred during 2003, 2002 and 2001 were approximately $0.1 million, $0.6 million and $1.5 million, respectively. Actual costs incurred will depend upon numerous factors, including (i) the actual method and results of the remedial actions; (ii) the outcome of negotiations with regulatory authorities and other interested parties; (iii) changes in environmental laws and regulations; (iv) technological developments and advancements; and (v) the years of remedial activity required. Based on the information currently available, the Company does not expect that any unrecorded liability related to the above matters would materially affect the consolidated financial position or results of operations of the Company. Environmental accruals are routinely reviewed as events and developments warrant and are subjected to a comprehensive annual review.

BORROWINGS

Revolving Credit Facility

      On January 17, 2002, the Company amended and restated its revolving credit facility. The amendment and restatement, among other things, substituted certain lenders, changed certain covenants, and reduced the maximum borrowing amount to $100 million. In connection with the amendment and restatement of the facility, the Company issued the 10.375% Senior Notes discussed below.

      On January 17, 2002, the Company also completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1 and August 1 (interest payments began August 1, 2002). Proceeds from the issuance of these Notes were used to pay down the revolving credit facility. The Notes are guaranteed, jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. At any time prior to February 1, 2005, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more equity offerings at a redemption price in cash equal to 110.375% of the principal amount thereof, plus accrued interest at the redemption date. On June 17, 2002, the Company completed an exchange offer pursuant to which the Notes were exchanged for substantially similar notes registered under the Securities Act.

      In December 2002, the Company further amended its revolving credit facility. The amendment, among other things: (1) eased the interest coverage ratio covenant; (2) added a fixed charge coverage ratio covenant; (3) changed the borrowing base formula; (4) enlarged the lenders’ letters of credit subcommitment from $15 million to $20 million; and (5) increased pricing on borrowings in certain circumstances.

      On June 18, 2003, the Company again amended and restated its revolving credit facility. Under the amended and restated facility, as under its predecessor, the maximum aggregate amount of loans and letters of credit available at any one time is $100 million. Key features of the revolving credit facility include the following:

•	The amended and restated facility (the “Facility”) matures on October 1, 2007.

•	The Facility includes a domestic U.S. dollar syndicated loan and letter of credit facility (the “Domestic Loan Facility”) made available to the Company and Interface Europe B.V. (a foreign subsidiary of the Company based in Europe), as co-borrowers up to the lesser of (i) $100 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, finished goods inventory and raw materials inventory in the United States (the percentages and eligibility requirements for the domestic borrowing base are specified in the credit facility) less certain reserves. Any advances to the Company or Interface Europe B.V. under the Domestic Loan Facility will reduce borrowing availability under the entire Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Advances to the Company and Interface Europe B.V. under the Domestic Loan Facility and advances to Interface Europe, Ltd. (a foreign subsidiary of the Company based in the UK) under the Multicurrency Loan Facility (described below) are secured by a first-priority lien on substantially all of the assets of the Company and each of its material domestic subsidiaries, which subsidiaries also guaranty the Facility.

•	The Facility also includes a multicurrency syndicated loan and letter of credit facility (the “Multicurrency Loan Facility”) in British pounds and euros made available to Interface Europe, Ltd., in an amount up to the lesser of (i) the equivalent of $15 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and finished goods inventory of Interface Europe, Ltd. and certain of its subsidiaries (the percentages and eligibility requirements for the U.K. borrowing base are specified in the credit facility) less certain reserves. Any advances under the multicurrency loan facility will reduce the lending commitment available under the domestic loan facility on a dollar-equivalent basis.

•	Advances to Interface Europe, Ltd. under the facility are secured by a first-priority lien on, security interest in, or floating or fixed charge, as applicable, on all of the interest in and to the accounts receivable, inventory, and substantially all other property of Interface Europe, Ltd. and its material subsidiaries, which subsidiaries also guarantee the Multicurrency Loan Facility.

•	The Facility contains certain financial covenants (including a senior secured debt coverage ratio test and a fixed charge coverage ratio test) that become effective in the event that (i) our excess availability for domestic loans falls below $20 million (excluding a specified reserve against the domestic borrowing base), or (ii) our excess availability for U.K. loans falls below $3 million. In such event, we must comply with the financial covenants for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

      The Company is currently in compliance under the revolving credit facility and anticipates that it will remain in compliance with the covenants.

9.5% Senior Subordinated Notes

      As of December 28, 2003 and December 29, 2002, the Company had outstanding $120 million and $125 million, respectively, in 9.5% Senior Subordinated Notes due 2005. Interest was payable semi-annually on May 15 and November 15. During 2002, the Company repurchased $5 million of 9.5% Senior Subordinated Notes for an amount that approximated their face value plus accrued interest.

      The Notes were guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of the Company’s domestic subsidiaries. The Notes became redeemable for cash after November 15, 2000 at the Company’s option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on November 15, 2003, plus accrued interest thereon to the date fixed for redemption. At December 28, 2003 and December 29, 2002, the estimated fair value of these notes based on then current market prices was approximately $115.2 million and $105.0 million, respectively.

      On February 4, 2004, the Company completed a private offering of $135 million in 9.5% Senior Subordinated Notes due 2014. Interest on these Notes is payable semi-annually on February 1 and August 1 beginning August 1, 2004. Proceeds from the issuance of these Notes were used to redeem in full the Company’s previously outstanding 9.5% Senior Subordinated Notes due 2005 and to reduce borrowings under the Company’s revolving credit facility. These Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of the Company’s domestic subsidiaries. Prior to February 1, 2007, we may redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price equal to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

109.5% of their principal amount, plus accrued interest, with the cash proceeds from certain kinds of equity offerings. In addition, the Notes will become redeemable for cash after February 1, 2009 at the Company’s option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on February 1, 2012, plus accrued interest thereon to the date fixed for redemption.

10.375% Senior Notes

      On January 17, 2002, the Company completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1st and August 1st beginning August 1st, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility.

      The Notes are guaranteed, jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. The Senior Notes are redeemable up to 35% at any time prior to February 1, 2005 with the proceeds of one or more equity offerings at a price of 110 3/8% of the principal amount. At December 28, 2003 the estimated fair value of these notes based on then current market prices was approximately $185.9 million.

7.3% Senior Notes

      The Company has outstanding $150 million in 7.3% Senior Notes due 2008. Interest is payable semi-annually on April 1 and October 1.

      The Senior Notes are unsecured, senior notes and are guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries. The Senior Notes are redeemable, in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present value of the remaining scheduled payments, discounted on a semi-annual basis at the treasury rate plus 50 basis points, plus, in the case of each of (i) and (ii) above, accrued interest to the date of redemption. At December 28, 2003 and December 29, 2002, the estimated fair value of these notes based on then current market prices was approximately $141.8 million and $128.3 million, respectively.

Lines of Credit and Standby Letters of Credit

      Subsidiaries of the Company have an aggregate of $15.6 million of lines of credit available at interest rates ranging from 1.0% to 7.3%. No amounts were outstanding under these lines of credit as of December 28, 2003. Subsidiaries of the Company also have an aggregate of $13.3 million of standby letters of credit outstanding, related primarily to the debt of a subsidiary and workers compensation liabilities.

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

Preferred Share Purchase Rights

      The Company has previously issued one purchase right (a “Right”) in respect of each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one two-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hundredth of a share (a “Unit”) of Series B Participating Cumulative Preferred Stock (the “Series B Preferred Stock”).

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

SHAREHOLDERS’ EQUITY

Common Stock

      The Company is authorized to issue 80 million shares of $.10 par value Class A Common Stock and 40 million shares of $.10 par value Class B Common Stock. Class A and Class B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. Under the terms of the Class B Common Stock, its special voting rights to elect a majority of the Board members would terminate irrevocably if the total outstanding shares of Class B Common Stock ever comprises less than ten percent of the Company’s total issued and outstanding shares of Class A and Class B Common Stock. On December 28, 2003, the outstanding Class B shares constituted approximately 14% of the total outstanding shares of Class A and Class B Common Stock. The Company’s Class A Common Stock is traded in the over-the-counter market under the symbol IFSIA and is quoted on Nasdaq. The Company’s Class B Common Stock is not publicly traded. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Both classes of Common Stock share in dividends available to common shareholders. Cash dividends on Common Stock were $0.00 per share for 2003, $0.045 per share for 2002 and $0.15 per share for 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

      The Company had a stock repurchase program, pursuant to which it was authorized to repurchase up to 4,000,000 shares of Class A Common Stock in the open market through May 19, 2002. During 2001, the Company repurchased 280,300 shares of Class A Common Stock under this program, at prices ranging from $6.02 to $9.44 per share. No shares were repurchased during the year 2002 or 2003.

      All treasury stock is accounted for using the cost method. During 2001, the Company retired 7,773,000 shares of treasury stock.

      The following tables show changes in common shareholders’ equity.

								Foreign	Unrealized
					Additional		Minimum	Currency	Gain on
	Class A	Class A	Class B	Class B	Paid-In	Retained	Pension	Translation	Fair Value
	Shares	Amount	Shares	Amount	Capital	Earnings	Liability	Adjustment	Hedges

					(In thousands)
Balance, at December 31, 2000	51,214	$5,121	7,103	$710	$218,261	$241,400	$—	$(72,952)	$—
Net loss	—	—	—	—	—	(36,287)	—	—	—
Conversion of Common stock	207	21	(207)	(21)	—	—	—	—	—
Stock issuances under employee plans	38	4	7	1	264	—	—	—	—
Other issuances of Common stock	—	—	279	28	2,610	—	—	—	—
Retirement of treasury stock	(7,773)	(777)	—	—	—	(21,545)	—	—	—
Cash dividends paid	—	—	—	—	—	(7,628)	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(2,638)	—	—	—	—
Forfeitures and compensation expense related to restricted stock awards	48	5	(97)	(10)	993	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	(11,061)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(14,024)	—

Balance, at December 30, 2001	43,734	$4,374	7,085	$708	$219,490	$175,940	$(11,061)	$(86,976)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Foreign	Unrealized
					Additional		Minimum	Currency	Gain on
	Class A	Class A	Class B	Class B	Paid-In	Retained	Pension	Translation	Fair Value
	Shares	Amount	Shares	Amount	Capital	Earnings	Liability	Adjustment	Hedges

					(In thousands)
Balance, at December 30, 2001	43,734	$4,374	7,085	$708	$219,490	$175,940	$(11,061)	$(86,976)	$—
Net loss	—	—	—	—	—	(87,664)	—	—	—
Conversion of Common stock	(232)	(24)	232	24	—	—	—	—	—
Stock issuances under employee plans	219	22	—	—	1,319	—	—	—	—
Other issuances of common stock	—	—	160	16	880	—	—	—	—
Cash dividends paid	—	—	—	—	—	(2,300)	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(896)	—	—	—	—
Forfeitures and compensation expense related to restricted stock awards	—	—	—	—	958	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	(14,892)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	21,099	—
Unrealized gain on Hedges	—	—	—	—	—	—	—	—	3,154

Balance, at December 29, 2002	43,721	$4,372	7,477	$748	$221,751	$85,976	$(25,953)	$(65,877)	$3,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Foreign	Unrealized
					Additional		Minimum	Currency	Gain on
	Class A	Class A	Class B	Class B	Paid-In	Retained	Pension	Translation	Fair Value
	Shares	Amount	Shares	Amount	Capital	Earnings	Liability	Adjustment	Hedges

	(In thousands)
Balance, at December 29, 2002	43,721	$4,372	7,477	$748	$221,751	$85,976	$(25,953)	$(65,877)	$3,154

Net loss	—	—	—	—	—	(33,257)	—	—	—

Conversion of common stock	199	20	(199)	(20)	—	—	—	—	—

Stock issuances under employee plans	55	6	—	—	235	—	—	—	—

Other issuances of common stock	—	—	180	18	470	—	—	—	—

Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(488)	—	—	—	—

Forfeitures and compensation expense related to restricted stock awards	85	9	(167)	(17)	1,016	—	—	—	—

Minimum pension liability adjustment	—	—	—	—	—	—	(9,104)	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—	38,829	—

Unrealized gain on hedges	—	—	—	—	—	—	—	—	(3,154)

Balance, at December 28, 2003	44,060	$4,407	7,291	$729	$222,984	$52,719	$(35,057)	$(27,048)	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize stock option activity under the Omnibus Plan and predecessor plans:

	Weighted Average
	Number of
	Shares	Exercise Price

Outstanding at December 31, 2000	3,899,000	$6.53
Granted	836,000	5.87
Exercised	(42,000)	6.06
Forfeited or canceled	(239,000)	7.27

Outstanding at December 30, 2001	4,454,000	$6.38
Granted	358,000	5.65
Exercised	(219,000)	5.03
Forfeited or canceled	(433,000)	7.86

Outstanding at December 29,2002	4,160,000	$6.25
Granted	684,000	2.90
Exercised	(55,000)	4.38
Forfeited or canceled	(338,000)	6.88

Outstanding at December 28, 2003	4,451,000	$5.71

      As of December 28, 2003, the number of shares authorized for issuance under the Omnibus Plan that were not the subject of then-outstanding option grants was 1,354,000.

Options Exercisable	Number of Shares	Weighted Average Exercise Price

December 28, 2003	2,615,000	$6.33
December 29, 2002	2,248,000	$6.69
December 30, 2001	2,049,000	$7.02

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining
	Number	Contractual	Weighted	Number	Weighted
	Outstanding at	Life	Average	Exercisable at	Average
Range of Exercise Prices	December 28, 2003	(years)	Exercise Price	December 28, 2003	Exercise Price

$ 2.71 – 6.94	3,084,000	6.52	$4.55	1,538,000	$4.90
7.00 – 9.56	1,306,000	4.38	$8.20	1,017,000	$8.24
10.06 – 19.13	61,000	3.34	$10.58	60,000	$10.59

	4,451,000	5.85	$5.71	2,615,000	$6.33

Restricted Stock Awards

      During fiscal years 2003, 2002, and 2001 restricted stock awards were granted for 180,000, 160,000, and 279,498 shares, respectively, of Class B Common Stock. These shares vest with respect to each employee over a seven-year period from the date of grant for the 2002 and 2003 awards, and over a nine-year period from the date of grant for awards prior to 2002, provided the individual remains in the employment of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest upon the attainment of certain share performance criteria; in the event of a change in control of the Company; or, in the case of the 204,984 awards granted in 1997 that have neither vested or been forfeited, upon involuntary termination. Compensation expense relating to these grants was approximately $1,033,000, $958,000, and $1,051,000 during 2003, 2002, and 2001, respectively. During 2003, 2002 and 2001, shares were issued and, as a result, unamortized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock compensation for the value of the awards was recorded as a reduction to additional paid-in capital. During 2003, no shares vested. During 2002, 44,882 shares vested as a result of the Company meeting certain share performance criteria. At December 28, 2003 and December 29, 2002, stock awards for 1,020,745 and 922,594 shares of Class B Common Stock remained outstanding, respectively.

LOSS PER SHARE

      Basic loss per share is computed by dividing net loss by the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Shares issued during the year and shares reacquired during the year are weighted for the portion of the year that they were outstanding. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares that were outstanding during the period. During 2003, 2002 and 2001, the number of weighted average shares outstanding was approximately 50,282,000, 50,194,000 and 50,099,000, respectively. For 2003, 2002 and 2001, potentially dilutive securities (consisting of options) were not considered in the calculation of diluted loss per share, as their impact would be antidilutive.

RESTRUCTURING CHARGES

2002 Restructuring

      During 2002, the Company recorded a pre-tax restructuring charge of $23.4 million. The charge reflected: (i) the consolidation of three fabrics manufacturing facilities; (ii) the further rationalization of the Re:Source operations; (iii) a worldwide workforce reduction of approximately 206 employees; and (iv) the consolidation of certain European facilities. We also incurred additional pre-tax charges of $6.2 million during 2003 to complete the 2002 restructuring initiatives, consisting primarily of cash expenditures for further staff reductions and facilities consolidation costs.

      Specific elements of the restructuring activities, the related costs and current status of the plan are discussed below.

United States

      Sluggish economic conditions caused a decline in demand for fabrics, floorcovering and related services. In order to better match the Company’s cost structure to the expected revenue base, the Company consolidated three fabrics manufacturing plants, closed vacated facilities and made other head-count reductions. A charge of approximately $13.2 million was recorded representing the relocation of equipment, the reduction of carrying value of certain property and equipment, product rationalization and other costs to consolidate these operations. Additionally, the Company recorded approximately $1.7 million of termination benefits associated with the facility closures and other head-count reductions. The Company also incurred additional pre-tax charges of $6.2 million during 2003 to complete the 2002 restructuring initiatives in the United States, consisting primarily of cash expenditures for further staff reductions and facilities consolidation costs.

      During 2003, the Company revised its estimates related to the impairment charges incurred on certain facilities in the United States. Additionally, the Company identified additional severance and other costs related to the restructuring of its Fabrics Group segment and has reallocated its reserves to reflect its change in estimates. Such changes have been reflected in the tables presented below.

Europe/ Australia

      The soft global economy during 2002 led management to conclude that further right-sizing of the European and Australian operations was necessary. As a result, the Company elected to consolidate certain production and administrative facilities throughout Europe and Australia. During 2002, a charge of approximately $4.6 million was recorded representing the reduction of carrying value of the related property and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment and other costs to consolidate these operations. Additionally, the Company recorded approximately $4.0 million of termination benefits in 2002 associated with the facility closures.

      A summary of the restructuring activities is presented below:

	U.S.	Europe	Australia	Total

	(In thousands)
Facilities consolidation	$8,966	$4,541	$—	$13,507
Workforce reduction	1,704	3,636	315	5,655
Product rationalization	1,301	—	—	1,301
Other impaired assets	2,888	—	98	2,986

	$14,859	$8,177	$413	$23,449

      The restructuring charge recorded in 2002 was comprised of $10.6 million of cash expenditures for severance benefits and other costs, and $12.8 million of non-cash charges, primarily for the write-down of carrying value and disposal of certain assets.

      The termination benefits of $5.7 million recorded in 2002, primarily related to severance costs, were a result of aggregate reductions of approximately 206 employees. The staff reductions as originally planned were expected to be as follows:

	U.S.	Europe	Australia	Total

Manufacturing	99	10	1	110
Selling and administrative	58	28	10	96

	157	38	11	206

      As a result of the restructuring, a total of 189 employees were terminated through December 29, 2002. The charge for termination benefits and other costs to exit activities incurred during 2002 was reflected as a separately stated charge against operating income. An additional 82 employees were terminated during the fiscal year ended December 28, 2003.

      The following table displays the activity within the accrued restructuring liability for the period ended December 28, 2003:

     Termination Benefits

	U.S.	Europe	Australia	Total

	(In thousands)
Balance, at September 30, 2002	$1,704	$3,636	$315	$5,655
Cash payments	(1,394)	(1,638)	(245)	(3,277)

Balance, at December 29, 2002	310	1,998	70	2,378
Reallocation of restructuring cost	1,698	—	—	1,698
Cash payments	(310)	(1,998)	(70)	(2,378)

Balance, at December 28, 2003	$1,698	$—	$—	$1,698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Other Costs To Exit Activities

	U.S.	Europe	Australia	Total

		(In thousands)
Balance, at September 30, 2002	$13,155	$4,541	$98	$17,794
Costs incurred	(12,854)	(649)	(98)	(13,601)

Balance, at December 29, 2002	301	3,892	—	4,193
Reallocation of restructuring cost	1,059	—	—	1,059
Costs incurred	(301)	(966)	—	(1,267)

Balance, at December 28, 2003	$1,059	$2,926	$—	$3,985

2001 Restructuring

      During 2001, the Company recorded a pre-tax restructuring charge of $65.1 million, including $10.5 million related to the discontinued operations of the U.S. raised/access flooring business. The charge reflected: (i) the withdrawal from the European broadloom market; (ii) the consolidation in the U.S. raised/access flooring operations; (iii) the further rationalization of the U.S. broadloom operations; (iv) a worldwide workforce reduction of approximately 838 employees; and (v) the consolidation of certain non-strategic Re:Source operations. The Company initially recorded a charge of $62.2 million during the third quarter of 2001, and in the fourth quarter of 2001 recorded an additional $2.9 million charge related to pension benefits for terminated European employees.

      Specific elements of the restructuring activities, the related costs and current status of the plan are discussed below.

United States

      Economic developments caused a decline in demand for raised/access flooring, panel fabric and certain of the Company’s other products. In order to better match the cost structure to the expected revenue base, the Company closed two raised/access flooring plants and one panel fabric plant, eliminated certain product lines, consolidated certain under-performing distribution locations and made other head-count reductions. A charge of approximately $28.8 million was recorded representing the reduction of carrying value of the related property and equipment, impairment of intangible assets and other costs to close these operations. Additionally, the Company recorded approximately $5.3 million of termination benefits associated with the facility closures and other head-count reductions.

Europe

      For several years leading up to 2001, the Company’s European broadloom operations had negative returns. The softening global economy during 2001, and the events of September 11, 2001 (which severely impacted consumers of broadloom carpet in the hospitality, leisure and airline businesses) led management to conclude that positive returns from this operation were unlikely for the near future. As a result, the Company elected to divest of this operation. The Company also elected to consolidate certain production and administrative facilities throughout Europe. A charge of approximately $19.0 million was recorded representing the reduction of carrying value of the related property and equipment, impairment of intangible assets and other costs to close or dispose of these operations. Additionally, the Company recorded approximately $12.0 million of termination benefits associated with the facility closures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the restructuring activities, including activities related to the discontinued U.S. raised/access flooring business, is presented below:

	U.S.	Europe	Total

	(In thousands)
Facilities consolidation	$5,889	$8,685	$14,574
Workforce reduction	5,266	12,049	17,315
Product rationalization	15,735	1,070	16,805
Other impaired assets	6,997	9,394	16,391

	$33,887	$31,198	$65,085

      These amounts include restructuring charges of approximately $10.5 million related to the discontinued operations of the U.S. raised/access flooring business.

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

      The following table displays the activity within the accrued restructuring liability for the periods ended December 28, 2003, December 29, 2002 and September 30, 2001:

Termination Benefits

	U.S.	Europe	Total

	(In thousands)
Balance, at September 30, 2001	$5,266	$9,115	$14,381
Additional expense	—	2,934	2,934
Cash payments	(3,295)	(2,697)	(5,992)

Balance, at December 30, 2001	1,971	9,352	11,323
Cash payments	(1,971)	(8,538)	(10,509)

Balance, at December 29, 2002	—	814	814
Cash payments	—	(814)	(814)

Balance, at December 28, 2003	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Costs To Exit Activities

	U.S.	Europe	Total

	(In thousands)
Balance, at September 30, 2001	$28,661	$19,149	$47,810
Costs incurred	(27,462)	(13,035)	(40,497)

Balance, at December 30, 2001	1,199	6,114	7,313
Costs incurred	(1,199)	(6,114)	(7,313)

Balance, at December 29, 2002	$—	$—	$—

      Cash payments for other costs to exit activities were $7.3 million and $2.7 million for 2002 and 2001, respectively.

TAXES ON INCOME

      Provisions for federal, foreign, and state income taxes in the consolidated statements of operations consisted of the following components:

	Fiscal Year Ended

	2003	2002	2001

	(In thousands)
Current expense/(benefit):
Federal	$(2,431)	$(16,543)	$(4,864)
Foreign	(2,113)	4,750	2,489
State	128	693	628

	(4,416)	(11,100)	(1,747)

Deferred expense/(benefit):
Federal	(10,913)	5,128	(1,971)
Foreign	9,370	(1,560)	(6,163)
State	(4,256)	(2,373)	(1,665)

	(5,799)	1,195	(9,799)

	$(10,215)	$(9,905)	$(11,546)

      Income (loss) from continuing operations before taxes on income consisted of the following:

	Fiscal Year Ended

	2003	2002	2001

	(In thousands)
U.S. operations	$(46,822)	$(35,913)	$(24,086)
Foreign operations	18,197	8,249	(13,381)

	$(28,625)	$(27,664)	$(37,467)

      Deferred income taxes for the years ended December 28, 2003 and December 29, 2002 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      At December 28, 2003, the Company had approximately $73 million in federal net operating losses expiring in 2023 and approximately $207 million in state net operating losses expiring at various times through 2023. Additionally, the Company’s foreign subsidiaries had approximately $15.7 million in net operating losses available for an unlimited carryforward period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2003		2002

	Assets	Liabilities	Assets	Liabilities

	(In thousands)
Basis differences of property and equipment	$—	$21,195	$—	$17,072
Net operating loss carryforwards	40,529	—	11,553	—
Deferred compensation	6,904	—	6,206	—
Nondeductible reserves and accruals	5,548	—	5,868	—
Other differences in basis of assets and liabilities	3,251	—	10,338	—

	$56,232	$21,195	$33,965	$17,072

      Deferred tax assets and liabilities are included in the accompanying balance sheet as follows:

	Fiscal Year Ended

	2003	2002

	(In thousands)
Deferred income taxes (current asset)	$5,454	$9,911
Other (non-current asset)	62,045	27,502
Deferred income taxes (non-current liabilities)	(32,462)	(20,520)

	$35,037	$16,893

      The effective tax rate on loss from continuing operations before taxes differs from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective rates:

	Fiscal Year Ended

	2003	2002	2001

Taxes on income (benefit) at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase in taxes resulting from:
State income taxes, net of federal benefit	(5.1)	(3.9)	(1.8)
Amortization of goodwill and related purchase accounting adjustments	—	—	6.1
Foreign and U.S. tax effects attributable to foreign operations	1.7	1.1	(0.2)
Other	2.7	2.0	0.1

Taxes on income (benefit) at effective rates	(35.7)%	(35.8)%	(30.8)%

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $50 million at December 28, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $1.1 million would be payable upon remittance of all previously unremitted earnings at December 28, 2003.

DISCONTINUED OPERATIONS

      In the fourth quarter of 2002, management approved and committed to a plan to sell or otherwise create a joint venture or strategic alliance for its U.S. raised/access flooring business. The Company recorded an impairment charge of $12.0 million, net of tax, during the fourth quarter of 2002 to adjust the carrying value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assets of this business to their estimated fair values. In the third quarter of 2003, the Company sold the U.S. raised/access flooring business and recorded a loss on disposal of $8.8 million, net of tax.

      Additional information regarding the U.S. raised/access flooring business is as follows:

	Fiscal Year Ended

	2003	2002	2001

	(In thousands)
Net sales	$13,631	$22,785	$45,059
Income (loss) on operations before taxes on income (benefit)	(9,126)	(4,090)	(16,325)
Taxes on income (benefit)	(3,104)	(1,595)	(5,959)
Income (loss) on operations, net of tax	(6,022)	(2,495)	(10,366)
Impairment loss, net of tax	—	(12,030)	—
Loss on disposal, net of tax	(8,825)	—	—
Current assets	—	6,210	15,541
Property and equipment	—	10,852	18,410
Other assets	—	430	432
Goodwill	—	—	2,635
Current liabilities	—	—	10,190
Long-term debt	—	6,500	6,500
Other liabilities	—	1,427	1,427

HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

      The Company has used derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by the fluctuations in values of the underlying exposures being hedged. The Company has not held or issued derivative financial instruments for trading purposes. The Company has historically monitored the use of derivative financial instruments through the use of objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. The Company has established strict counter-party credit guidelines and has entered into transactions only with financial institutions of investment grade or better. As a result, the Company has historically considered the risk of counter-party default to be minimal.

      In order to benefit from a decline in interest rates, during 2001 the Company entered into an agreement with a financial institution whereby the commitment to pay a fixed rate of interest on its 9.5% Senior Subordinated Notes was swapped for a commitment to pay a variable rate of interest based upon LIBOR. The notional amount of this transaction at December 30, 2001 was $125 million. During 2002, the Company amended the agreement to swap the commitment to pay the fixed rate of interest on $75 million of the Company’s 9.5% Senior Subordinated Notes and $50 million of the Company’s 10.375% Senior Notes for a commitment to pay a variable rate based upon LIBOR. The objective of these transactions was to allow the Company to benefit from reductions in the interest rates. This interest rate swap agreement was unwound in May 2003 and, as of December 28, 2003, we did not have any interest rate swap agreements in place.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

COMMITMENTS AND CONTINGENCIES

      The Company leases certain marketing, production and distribution facilities and equipment. At December 28, 2003, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

Fiscal Year	Amount

(In thousands)
2004	$26,283
2005	20,884
2006	17,071
2007	14,073
2008	10,142
Thereafter	29,811

$118,264

      The totals above exclude minimum lease payments of $0.6 million in each of years 2004-2007, and $1.0 million for 2008 and thereafter, related to the discontinued operations of the U.S. raised/access flooring business.

      Rental expense amounted to approximately $26.5 million, $29.0 million, and $33.4 million for the fiscal years ended 2003, 2002, and 2001, respectively. This excludes rental expenses of approximately $0.6 million, $0.7 million and $1.1 million for 2003, 2002 and 2001, respectively, related to the discontinued operations of the U.S. raised/access flooring business.

EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded monthly and totaled approximately $1.9 million, $2.0 million, and $2.5 million for the years ended 2003, 2002, and 2001, respectively. The Company’s discretionary contributions totaled $2.1 million for the year ended 2001. No discretionary contributions were made in 2003 or 2002. These totals exclude $0.0 million of matching contributions for each of 2003, 2002, and 2001, and $0.1 million of discretionary contributions for each of 2002, and 2001, respectively, related to the discontinued U.S. raised/access flooring business.

      Under the Interface, Inc. Nonqualified Savings Plan (“NSP”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSP. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSP will be unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the NSP. If a change in control of the Company occurs, as defined in the NSP, the Company will contribute an amount to the Rabbi Trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSP totaled $5.9 million which was invested in cash and marketable securities at December 28, 2003.

      The Company has trusteed defined benefit retirement plans (“Plans”), which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $6.2 million, $2.7 million, and $2.8 million for the years ended 2003, 2002, and 2001, respectively. Plan assets are primarily invested in equity and fixed income securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tables presented below set forth the funded status of the Company’s significant domestic and foreign defined benefit plans and required disclosures in accordance with SFAS 132.

	Fiscal Year Ended

	2003	2002

	(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$153,182	$119,283
Service cost	2,076	1,577
Interest cost	8,423	7,419
Benefits paid	(5,901)	(6,562)
Actuarial (gain) loss	6,739	15,571
Member contributions	809	817
Currency translation adjustment	22,107	15,077

Benefit obligation, end of year	$187,435	$153,182

Change in plan assets
Plan assets, beginning of year	$107,162	$105,095
Actual return on assets	12,351	(9,050)
Company contributions	6,115	4,819
Member contributions	904	908
Benefits paid	(5,901)	(6,562)
Currency translation adjustment	16,938	11,952

Plan assets, end of year	$137,569	$107,162

Reconciliation to balance sheet
Funded status	$(49,865)	$(46,020)
Unrecognized actuarial loss	59,935	54,605
Unrecognized prior service cost	64	98
Unrecognized transition adjustment	389	462

Net amount recognized	$10,523	$9,145

Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$10,523	$9,145
Accrued benefit liability	(35,057)	(25,953)
Accumulated other comprehensive income	35,057	25,953

Net amount recognized	$10,523	$9,145

	Fiscal Year Ended

	2003	2002

	(In thousands)
Components of net periodic benefit cost
Service cost	$2,076	$1,577
Interest cost	8,423	7,419
Expected return on plan assets	(6,116)	9,050
Amortization of transition obligation	1,866	(15,328)

Net periodic benefit cost	$6,249	$2,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended

	2003	2002

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.1%	6.0%
Expected return on plan assets	6.6%	6.9%
Rate of compensation	4.1%	4.1%
Weighted average assumptions used to determine benefit obligations
Discount rate	5.2%	5.3%
Rate of compensation	3.7%	4.0%

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

	Fiscal Year Ended

	2003	2002

	(In thousands)
Change in benefit obligation Benefit obligation, beginning of year	$7,276	$7,451
Service cost	248	196
Interest cost	670	537
Benefits paid	(343)	(2,543)
Actuarial (gain) loss	5,102	1,635

Benefit obligation, end of year	$12,953	$7,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended

	2003	2002

	(In thousands, except for
	weighted average
	assumptions)
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.8%	8.0%
Rate of compensation	4.0%	4.0%
Weighted average assumptions used to determine benefit obligations
Discount rate	6.8%	5.4%
Rate of compensation	4.0%	4.0%
Components of net periodic benefit cost
Service cost	$248	$196
Interest cost	670	537
Amortization of transition obligation	401	219
Net periodic benefit cost	$1,319	$952

SEGMENT INFORMATION

      Effective December 28, 2003, the Company changed its method of classifying its business into segments. All prior periods have been restated to reflect this change.

      The Company currently classifies its businesses into the following five operating segments for certain reporting purposes: (1) the Modular Carpet segment, which includes our Interface, Heuga and InterfaceFLOR modular carpet businesses, (2) the Broadloom segment, which includes our Bentley and Prince Street broadloom, modular carpet and area rug business, (3) the Services segment, which primarily encompasses our Re:Source dealers that provide carpet installation and maintenance services in the United States, (4) the Fabrics Group segment, which includes all of our fabrics businesses worldwide, and (5) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products, and also includes our Intersept antimicrobial sales and licensing program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Disclosures

      Summary information by segment follows:

	Modular			Fabrics	Specialty
	Carpet	Broadloom	Services	Group	Products	Total

	(In thousands)
2003
Net sales	$468,751	$109,940	$146,416	$189,111	$9,291	$923,509
Depreciation and amortization	13,600	2,309	2,732	11,602	105	30,348
Operating income (loss)	42,532	(2,370)	(10,300)	(11,491)	(61)	18,310
Total assets	383,097	115,505	155,552	233,545	3,406	891,105

2002
Net sales	$431,826	$114,727	$163,456	$199,276	$14,799	$924,084
Depreciation and amortization	11,836	2,845	2,644	10,338	1,290	28,953
Operating income (loss)	36,545	(5,917)	(5,954)	(9,031)	(926)	16,802
Total assets	410,019	111,279	138,799	238,473	16,094	914,664

2001
Net sales	$484,755	$170,179	$178,859	$209,905	$15,148	$1,058,846
Depreciation and amortization	17,442	5,775	5,643	11,257	698	40,819
Operating income (loss)	42,797	(49,621)	(2,098)	2,926	340	(5,656)
Total assets	407,211	115,767	168,689	244,559	30,882	967,108

      A reconciliation of the Company’s total segment operating income (loss), depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Fiscal Year Ended

	2003	2002	2001

	(In thousands)
Depreciation and Amortization
Total segment depreciation and amortization	$30,348	$28,953	$40,819
Corporate depreciation and amortization	6,909	6,375	5,602

Reported depreciation and amortization	$37,257	$35,328	$46,421

Operating Income (Loss)
Total segment operating income (loss)	$18,310	$16,802	$(5,656)
Corporate expenses and eliminations	(2,835)	(1,646)	4,566

Reported operating income (loss)	$15,475	$15,156	$(1,090)

Assets
Total segment assets	$891,105	$914,664
Discontinued operations	—	17,492
Corporate assets and eliminations	3,169	(68,646)

Reported total assets	$894,274	$863,510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Enterprise-wide Disclosures

      Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	Fiscal Year Ended

	2003	2002	2001

	(In thousands)
Sales to unaffiliated customers(1)
United States	$585,506	$620,308	$706,453
United Kingdom	169,769	154,223	180,205
Other foreign countries	168,234	149,553	172,188

Net sales	$923,509	$924,084	$1,058,846

Long-lived assets(2)
United States	$137,836	$143,465
United Kingdom	41,248	39,625
Netherlands	15,085	15,920
Other foreign countries	17,288	14,049

Total long-lived assets	$211,457	$213,059

(1)	Revenue attributed to geographic areas is based on the location of the customer.

(2)	Long-lived assets include tangible assets physically located in foreign countries.

QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

      The following table sets forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Class A Common Stock. The prices represent the reported high and low closing sale prices.

	Fiscal Year Ended 2003

	First Quarter(1)	Second Quarter(1)	Third Quarter	Fourth Quarter(1)

	(In thousands, except share data)
Net sales	$210,210	$233,964	$237,094	$242,241
Gross profit	55,699	64,871	65,232	67,175
Loss from continuing operations	(9,042)	(3,940)	(2,146)	(3,282)
Net loss	(10,354)	(5,412)	(13,388)	(4,103)
Basic and diluted loss per common share
Loss from continuing operations	$(0.18)	$(0.08)	$(0.04)	$(0.06)
Net loss	(0.21)	(0.11)	(0.27)	(0.08)
Dividends per common share	—	—	—	—
Share prices
High	$3.95	$4.50	$6.35	$6.25
Low	2.64	2.62	4.50	5.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended 2002

	First Quarter(2)	Second Quarter	Third Quarter	Fourth Quarter(1)

	(In thousands, except share data)
Net sales	$226,671	$233,773	$231,315	$232,325
Gross profit	65,593	69,321	64,649	64,611
Income (loss) from continuing operations	(3)	1,363	(1,782)	(17,337)
Net income (loss)	(55,486)	777	(2,749)	(30,206)
Basic and diluted earnings (loss) per common share
Income (loss) from continuing operations	$(0.00)	$0.03	$(0.04)	$(0.35)
Net income (loss)	(1.11)	0.02	(0.05)	(0.60)
Dividends per common share	$0.015	$0.015	$0.015	$—
Share prices
High	$7.15	$10.05	$8.39	$4.50
Low	4.00	6.00	3.82	1.97

(1)	During 2003, the Company recorded a restructuring charge of $6.2 million, which is included in loss from continuing operations. The amounts recorded were $2.1 million in the first quarter of 2003, $2.5 million in the second quarter of 2003 and $1.6 million in the fourth quarter of 2003. During the fourth quarter of 2002, the Company recorded a restructuring charge of $23.4 million, which is included in loss from continuing operations, and an impairment write-down related to the discontinued U.S. raised/access flooring business of $12.0 million (see “Restructuring Charges” and “Discontinued Operations”).

(2)	Effective the first quarter 2002, the Company recorded an after-tax charge of $55.4 million, or $1.10 per share, to recognize the effect of a change in accounting principle as required by SFAS 142.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      The “guarantor subsidiaries,” which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 10.375% senior notes due 2010, its 7.3% notes due 2008, and its 9.5% senior subordinated notes due 2005. The following condensed consolidated financial information presents:

      (1) Condensed consolidating balance sheets as of December 28, 2003, December 29, 2002, and December 30, 2001 and related statements of income and cash flow for the periods ending December 28, 2003, December 29, 2002 and December 30, 2001 of (a) Interface, Inc. (the parent) (b) the guarantor subsidiaries as a group, the non-guarantor subsidiaries as a group, and (d) Interface on a consolidated basis; and

      (2) Eliminating entries necessary to consolidate Interface, Inc. with the guarantor and non-guarantor subsidiaries. The principle elimination entries eliminate inter-company balances, transactions and investments in subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations for Year Ended 2003

				Consolidation
			Interface, Inc.	&
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Net sales	$838,289	$333,713	$—	$(248,493)	$923,509
Cost of sales	690,932	228,093	—	(248,493)	670,532

Gross profit on sales	147,357	105,620	—	—	252,977
Selling, general and administrative expenses	132,433	77,499	21,374	—	231,306
Restructuring charge	6,196	—	—	—	6,196

Operating income (loss)	8,728	28,121	(21,374)	—	15,475

Other expense (income)
Interest expense, net	17,090	4,200	21,530	—	42,820
Other	5,143	4,671	(8,534)	—	1,280

Total other expense	22,233	8,871	12,996	—	44,100

Income (loss) before taxes on income and equity in income of subsidiaries	(13,505)	19,250	(34,370)	—	(28,625)
Taxes on income (benefit)	4,440	7,654	(22,309)	—	(10,215)
Equity in income (loss) of subsidiaries	—	—	(21,196)	21,196	—

Income (loss) from continuing operations	(17,945)	11,596	(33,257)	21,196	(18,410)
Discontinued operations, net of tax	(6,022)	—	—	—	(6,022)
Loss on disposal of discontinued operation, net of tax	(8,825)	—	—	—	(8,825)

Net income (loss)	$(32,792)	$11,596	$(33,257)	$21,196	$(33,257)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations for Year Ended 2002

				Consolidation
			Interface, Inc.	&
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Net sales	$887,211	$321,328	$—	$(284,455)	$924,084
Cost of sales	716,004	228,361	—	(284,455)	659,910

Gross profit on sales	171,207	92,967	—	—	264,174
Selling, general and administrative expenses	136,729	66,942	21,898	—	225,569
Restructuring charge	4,107	8,590	10,752	—	23,449

Operating income (loss)	30,371	17,435	(32,650)	—	15,156

Other expense (income)
Interest expense, net	15,488	4,917	21,617	—	42,022
Other	9,132	3,209	(11,543)	—	798

Total other expense	24,620	8,126	10,074	—	42,820

Income (loss) before taxes on income and equity in income of subsidiaries	5,751	9,309	(42,724)	—	(27,664)
Taxes on income (benefit)	1,732	4,067	(15,704)	—	(9,905)
Equity in income (loss) of subsidiaries	—	—	(60,644)	60,644	—

Income (loss) from continuing operations	4,019	5,242	(87,664)	60,644	(17,759)
Discontinued operations	(14,525)	—	—	—	(14,525)
Cumulative effect of a change in accounting principle	(33,480)	(21,900)	—	—	(55,380)

Net income (loss)	$(43,986)	$(16,658)	$(87,664)	$60,644	$(87,664)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations for Year Ended 2001

				Consolidation
			Interface, Inc.	&
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Net sales	$848,402	$347,513	$—	$(137,069)	$1,058,846
Cost of sales	639,668	243,721	—	(137,069)	746,320

Gross profit on sales	208,734	103,792	—	—	312,526
Selling, general and administrative expenses	161,424	74,209	23,406	—	259,039
Restructuring charge	23,036	31,541	—	—	54,577

Operating income (loss)	24,274	(1,958)	(23,406)	—	(1,090)

Other expense (income)
Interest expense, net	14,197	7,181	14,509	—	35,887
Other	(513)	2,260	(1,257)	—	490

Total other expense	13,684	9,441	13,252	—	36,377

Income (loss) from continuing operations before taxes on income and equity in income of subsidiaries	10,590	(11,399)	(36,658)	—	(37,467)
Taxes on income (benefit)	3,135	(2,272)	(12,409)	—	(11,546)
Equity in income (loss) of subsidiaries	—	—	(12,038)	12,038	—

Income from continuing operations	7,455	(9,127)	(36,287)	12,038	(25,921)
Discontinued operations	(10,366)	—	—	—	(10,366)

Net income (loss)	$(2,911)	$(9,127)	$(36,287)	$12,038	$(36,287)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEET AS OF DECEMBER 28, 2003

				Consolidation
			Interface,	&
	Guarantor	Nonguarantor	Inc. (Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Assets
Current
Cash	$2,626	$12,942	$1,065	$—	$16,633
Accounts receivable	101,341	69,040	3,985	—	174,366
Inventories	93,049	50,836	—	—	143,885
Other	8,136	9,789	6,137	—	24,062
Assets of business held for sale	—	—	—	—	—

Total current assets	205,152	142,607	11,187	—	358,946
Property and equipment, less accumulated depreciation	126,966	73,536	10,955	—	211,457
Investments in subsidiaries	163,657	46,463	209,561	(419,681)	—
Other	9,581	34,739	55,422	—	99,742
Goodwill	133,462	89,880	787	—	224,129

	$638,818	$387,225	$287,912	$(419,681)	$894,274

Liabilities and Shareholders’ Equity
Current liabilities	$62,129	$99,007	$29,320	$	$190,456
Long-term debt, less current maturities	—	—	445,000	—	445,000
Deferred income taxes	15,677	12,128	4,657	—	32,462
Other long-term liabilities			4,165		4,165

Total liabilities	77,806	111,135	483,142	—	672,083

Minority interests	—	3,458	—	—	3,458

Shareholders’ equity
Preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,135	(196,344)	5,135
Additional paid-in capital	191,411	12,525	222,984	(203,936)	222,984
Retained earnings	218,811	210,850	(415,432)	38,490	52,719
Foreign currency translation adjustment	(1,246)	(17,885)	(7,917)	—	(27,048)
Minimum pension liability	—	(35,057)	—	—	(35,057)

Total shareholders’ equity	561,012	272,632	(195,230)	(419,681)	218,733

	$638,818	$387,225	$287,912	$(419,681)	$894,274

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet as of December 29, 2002

				Consolidation
			Interface, Inc.	&
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Assets
Current
Cash	$3,517	$17,778	$12,839	$—	$34,134
Accounts receivable	101,968	60,161	(24,643)	—	137,486
Inventories	92,255	42,401	—	—	134,656
Other	17,786	15,404	9,763	—	42,953
Assets of business held for sale	17,492	—	—	—	17,492

Total current assets	233,018	135,744	(2,041)	—	366,721
Property and equipment, less accumulated depreciation	130,684	69,513	12,862	—	213,059
Investments in subsidiaries	5,495	9,958	249,075	(264,528)	—
Other	8,592	8,647	55,962	—	73,201
Goodwill	134,383	75,359	787	—	210,529

	$512,172	$299,221	$316,645	$(264,528)	$863,510

Liabilities and Shareholders’ Equity
Current liabilities	$66,750	$89,792	$12,370	$	$168,912
Long-term debt, less current maturities	—	—	445,000	—	445,000
Deferred income taxes	14,250	(15,037)	21,307	—	20,520

Total liabilities	81,000	74,755	478,677	—	634,432

Minority interests	—	4,907	—	—	4,907

Shareholders’ equity
Preferred stock	57,891	—	—	(57,891)	—
Common stock	27,805	71,472	5,120	(99,277)	5,120
Additional paid-in capital	95,143	29,511	221,751	(124,654)	221,751
Retained earnings	251,603	199,254	(382,175)	17,294	85,976
Foreign currency translation adjustment	(1,270)	(54,725)	(9,882)	—	(65,877)
Minimum pension liability	—	(25,953)	—	—	(25,953)
Unrealized gain on fair value hedges	—	—	3,154	—	3,154

Total shareholders’ equity	431,172	219,559	(162,032)	(264,528)	224,171

	$512,172	$299,221	$316,645	$(264,528)	$863,510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet as of December 30, 2001

				Consolidation
			Interface, Inc.	&
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Assets
Current
Cash	$5,841	$4,596	$(9,649)	$—	$788
Accounts receivable	111,240	67,295	(23,591)	—	154,944
Inventories	106,836	52,661	—	—	159,497
Other	12,528	25,282	10,190	—	48,000
Assets of business held for sale	37,018	—	—	—	37,018

Total current assets	273,463	149,834	(23,050)	—	400,247
Property and equipment, less accumulated depreciation	153,681	71,847	16,389	—	241,917
Investments in subsidiaries	130,321	718	805,664	(936,703)	—
Other	5,870	7,380	50,101	—	63,351
Goodwill	164,276	82,994	1,969	—	249,239

	$727,611	$312,773	$851,073	$(936,703)	$954,754

Liabilities and Shareholders’ Equity
Current liabilities	88,331	77,309	10,325	—	175,965
Long-term debt, less current maturities	107	34,925	411,795	—	446,827
Deferred income taxes	13,580	(7,150)	18,617	—	25,047

Total liabilities	102,018	105,084	440,737	—	647,839

Minority interests	—	4,440	—	—	4,440

Shareholders’ equity
Preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,082	(196,344)	5,082
Additional paid-in capital	191,411	12,525	219,490	(203,936)	219,490
Retained earnings	283,185	153,277	197,098	(457,620)	175,940
Foreign currency translation adjustment	(1,039)	(53,691)	(11,334)	(20,912)	(86,976)
Minimum pension liability	—	(11,061)	—	—	(11,061)

Total shareholders’ equity	625,593	203,249	410,336	(936,703)	302,475

	$727,611	$312,773	$851,073	$(936,703)	$954,754

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Cash Flows for Year Ended 2003

				Consolidation
			Interface, Inc.	&
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Cash flows from operating activities	$26,040	$21,809	$(56,344)	$—	$(8,495)

Cash flows from investing activities:
Purchase of plant and equipment	(13,561)	(2,233)	(534)	—	(16,328)
Other	1,347	115	3,880	—	5,342

Cash used in investing activities	(12,214)	(2,118)	3,346	—	(10,986)

Cash flows from financing activities:
Net borrowings (repayments)	(14,716)	(26,085)	40,801	—	—
Proceeds from issuance of common stock	—	—	241	—	241
Cash dividends paid	—	—	182	—	182

Cash provided by (used in) financing activities	(14,716)	(26,085)	41,224	—	423

Effect of exchange rate changes on cash	—	1,557	—	—	1,557

Net increase (decrease) in cash	(890)	(4,837)	(11,774)	—	(17,501)
Cash, at beginning of year	3,517	17,778	12,839	—	34,134

Cash, at end of year	$2,627	$12,941	$1,065	$—	$16,633

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Cash Flows for Year Ended 2002

				Consolidation
			Interface, Inc.	&
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Cash flows from operating activities	$46,635	$39,042	$(28,300)	$—	$57,377

Cash flows from investing activities:
Purchase of plant and equipment	(8,336)	(5,729)	(279)	—	(14,344)
Other	—	—	(397)	—	(397)

Cash used in investing activities	(8,336)	(5,729)	(676)	—	(14,741)

Cash flows from financing activities:
Debt issuance costs	—	—	(5,755)	—	(5,755)
Net borrowings (repayments)	(40,623)	(21,044)	58,178	—	(3,489)
Proceeds from issuance of common stock	—	—	1,341	—	1,341
Cash dividends paid	—	—	(2,300)	—	(2,300)

Cash provided by (used in) financing activities	(40,623)	(21,044)	51,464	—	(10,203)

Effect of exchange rate changes on cash	—	913	—	—	913

Net increase (decrease) in cash	(2,324)	13,182	22,488	—	33,346
Cash, at beginning of year	5,841	4,596	(9,649)	—	788

Cash, at end of year	$3,517	$17,778	$12,839	$—	$34,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Cash Flows for Year Ended 2001

				Consolidation
			Interface, Inc.	&
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals

	(In thousands)
Cash flows from operating activities	$9,088	$28,688	$(19,474)	$—	$18,302

Cash flows from investing activities:
Purchase of plant and equipment	(17,192)	(9,228)	(3,616)	—	(30,036)
Acquisitions, net of cash acquired	(2,198)	—	—	—	(2,198)
Other	(6,080)	(5,101)	(1,266)	—	(12,447)

Cash used in investing activities	(25,470)	(14,329)	(4,882)	—	(44,681)

Cash flows from financing activities:
Net borrowings (repayments)	17,759	(12,617)	26,116	—	31,258
Proceeds from issuance of common stock	—	—	269	—	269
Cash dividends paid	—	—	(7,628)	—	(7,628)
Repurchase of common shares	—	—	(2,217)	—	(2,217)
Other	—	—	(1,272)	—	(1,272)

Cash provided by (used in) financing activities	17,759	(12,617)	15,268	—	20,410

Effect of exchange rate changes on cash	—	(1,099)	—	—	(1,099)

Net increase (decrease) in cash	1,377	643	(9,088)	—	(7,068)
Cash, at beginning of year	4,464	3,953	(561)	—	7,856

Cash, at end of year	$5,841	$4,596	$(9,649)	$—	$788

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Interface, Inc.

Atlanta, Georgia

      We have audited the accompanying consolidated balance sheets of Interface, Inc. as of December 28, 2003 and December 29, 2002 and the related consolidated statements of operations and comprehensive loss and cash flows for each of the three fiscal years in the period ended December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interface, Inc. as of December 28, 2003 and December 29, 2002, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in the Summary of Significant Accounting Policies, during 2002 the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia

February 16, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

      As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”). Based on that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the last evaluation of these controls.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained under the captions “Nomination and Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2003 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

      The Company has adopted the “Interface Code of Business Conduct and Ethics,” which applies to all employees, officers and directors of the Company, including the Chief Executive Officer and Chief Financial Officer. The Code may be viewed on the Company’s website at www.interfaceinc.com. Changes to the Code will be posted on the Company’s website. Any waiver of the Code for executive officers or directors may be made only by the Company’s Board of Directors and will be disclosed to the extent required by law or Nasdaq rules on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

      The information contained under the caption “Executive Compensation and Related Items” in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2003 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2003 fiscal year, is incorporated herein by reference.

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

      The information contained under the caption “Executive Compensation and Related Items — Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2003 fiscal year, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information contained under the caption “Information Concerning the Company’s Accountants” in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2003 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

      The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are contained in Item 8 of this Report:

      Consolidated Statements of Operations and Comprehensive Income (Loss) — years ended December 28, 2003, December 29, 2002 and December 30, 2001

      Consolidated Balance Sheets — December 28, 2003 and December 29, 2002

      Consolidated Statements of Cash Flows — years ended December 28, 2003, December 29, 2002 and December 30, 2001

      Notes to Consolidated Financial Statements

      Report of Independent Certified Public Accountants

      2. Financial Statement Schedule

      The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries and related Report of Independent Certified Public Accountants are included as part of this Report (see pages 89-90):

      Report of Independent Certified Public Accountants

      Schedule II — Valuation and Qualifying Accounts and Reserves

      3. Exhibits

      The following exhibits are included as part of this Report:

Exhibit
Number		Description of Exhibit

3.1	—	Restated Articles of Incorporation (included as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 5, 1998 (the “1998 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference).
3.2	—	Bylaws, as amended and restated (included as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2001, previously filed with the Commission and incorporated herein by reference).
4.1	—	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of Common Stock of the Company.

Exhibit
Number		Description of Exhibit

4.2	—	Rights Agreement between the Company and Wachovia Bank, N.A., dated as of March 4, 1998, with an effective date of March 16, 1998 (included as Exhibit 10.1A to the Company’s registration statement on Form 8-A/A dated March 12, 1998, previously filed with the Commission and incorporated herein by reference).
4.3	—	Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2005, dated as of November 15, 1995, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank of Georgia, as Trustee (the “1995 Indenture”) (included as Exhibit 4.1 to the Company’s registration statement on Form S-4, File No. 33-65201, previously filed with the Commission and incorporated herein by reference); Supplement No. 1 to the 1995 Indenture, dated as of December 27, 1996 (included as Exhibit 4.2(b) to the Company’s annual report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference); Supplement No. 2 to the 1995 Indenture, dated as of December 31, 2002 (included as Exhibit 4.3 to the Company’s annual report on Form 10-K for the year ended December 29, 2002 (the “2002 10-K”) previously filed with the Commission and incorporated herein by reference); and Supplement No. 3 to the 1995 Indenture, dated as of June 18, 2003 (included as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003 (the “2003 Second Quarter 10-Q”) previously filed with the Commission and incorporated herein by reference).
4.4	—	Form of Indenture governing the Company’s 7.3% Senior Notes due 2008, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as Trustee (the “1998 Indenture”) (included as Exhibit 4.1 to the Company’s registration statement on Form S-3/A, File No. 333-46611, previously filed with the Commission and incorporated herein by reference); Supplement No. 1 to the 1998 Indenture, dated as of December 31, 2002 (included as Exhibit 4.4 to the 2002 10-K previously filed with the Commission and incorporated herein by reference); and Supplement No. 2 to the 1998 Indenture, dated as of June 18, 2003 (included as Exhibit 4.2 to the 2003 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).
4.5	—	Indenture governing the Company’s 10.375% Senior Notes due 2010, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as Trustee (the “2002 Indenture”) (included as Exhibit 4.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2001 (the “2001 10-K”), previously filed with the Commission and incorporated herein by reference); and Supplemental Indenture related to the 2002 Indenture, dated as of December 31, 2002 (included as Exhibit 4.5 to the 2002 10-K previously filed with the Commission and incorporated herein by reference; and Second Supplemental Indenture related to the 2002 Indenture, dated as of June 18, 2003 (included as Exhibit 4.3 to the 2003 Second Quarter 10-Q previously filed with the Commission and incorporated herein by reference).
4.6	—	Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2014, dated as of February 4, 2004, among the Company, certain subsidiaries of the Company, as guarantors, and SunTrust Bank, as Trustee.
4.7	—	Registration Rights Agreement related to the Company’s 9.5% Senior Subordinated Notes due 2014, dated as of February 4, 2004, among the Company, certain subsidiaries of the Company, as guarantors, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and Fleet Securities, Inc.
10.1	—	Salary Continuation Plan, dated May 7, 1982 (included as Exhibit 10.20 to the Company’s registration statement onForm S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

Exhibit
Number		Description of Exhibit

10.2	—	Form of Salary Continuation Agreement, dated as of October 1, 2002 (as used for Daniel T. Hendrix, Raymond S. Willoch, John R. Wells and Michael D. Bertolucci) (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 (the “2002 Third Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference).*
10.3	—	Salary Continuation Agreement, dated as of October 1, 2002, between the Company and Ray C. Anderson (included as Exhibit 10.3 to the 2002 Third Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*
10.4	—	Interface, Inc. Omnibus Stock Incentive Plan (included as Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference; and First Amendment thereto (included as Exhibit 10.34 to the Company’s annual report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), previously filed with the Commission and incorporated herein by reference).*
10.5	—	Interface, Inc. Executive Bonus Plan (included as Exhibit 10.1 to the to the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 1999, previously filed with the Commission and incorporated herein by reference).*
10.6	—	Interface, Inc. Nonqualified Savings Plan (as amended and restated effective January 1, 2002) (included as Exhibit 10.4 to the 2001 10-K, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 20, 2002 (included as Exhibit 10.2 to the 2003 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 30, 2002 (included as Exhibit 10.3 to the 2003 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto, dated as of May 8, 2003.*
10.7	—	Fourth Amendment to Interface, Inc. Nonqualified Savings Plan, dated as of December 31, 2003.*
10.8	—	Fourth Amended and Restated Credit Agreement, dated as of January 17, 2002, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, First Union National Bank, SunTrust Bank and Citicorp North America, Inc. (included as Exhibit 10.6 to the 2001 10-K, previously filed with the Commission and incorporated herein by reference); First Amendment to Credit Agreement and Letter of Credit Agreement (with corrected guarantor signature page), dated as of December 12, 2002, among the Company, the lenders listed therein, Wachovia Bank, National Association, SunTrust Bank and Citicorp North America, Inc. (included as Exhibit 10.7 to the 2002 10-K previously filed with the Commission and incorporated herein by reference).*
10.9	—	Fifth Amended and Restated Credit Agreement, dated as of June 17, 2003, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, Wachovia Bank, National Association, Fleet Capital Corporation and General Electric Capital Corporation (included as Exhibit 99.1 to the Company’s report on Form 8-K dated June 18, 2003, previously filed with the Commission and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10.10	—	Employment Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 1997 (the “1997 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 5, 1998 (the “1998 First Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended January 1, 2000 (the “1999 10-K”), previously filed with the Commission and incorporated herein by reference); Third Amendment thereto dated May 7, 1999 (included as Exhibit 10.6 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto dated July 24, 2001 (included as Exhibit 10.4 to the 2001 Third Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*
10.11	—	Change in Control Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.2 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.2 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto dated May 7, 1999 (included as Exhibit 10.7 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto dated July 24, 2001 (included as Exhibit 10.5 to the 2001 Third Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*
10.12	—	Employment Agreement of Michael D. Bertolucci dated April 1, 1997 (included as Exhibit 10.25 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.25 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.13	—	Change in Control Agreement of Michael D. Bertolucci dated April 1, 1997 (included as Exhibit 10.26 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.26 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.14	—	Employment Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.7 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.7 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto dated January 31, 2003 (included as Exhibit 10.12 to the 2002 10-K previously filed with the Commission and incorporated herein by reference).*

Exhibit
Number		Description of Exhibit

10.15	—	Change in Control Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.8 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.8 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.16	—	Employment Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.11 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.11 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto dated January 31, 2003 (included as Exhibit 10.14 to the 2002 10-K previously filed with the Commission and incorporated herein by reference).*
10.17	—	Change in Control Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.12 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.12 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.18	—	Employment Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.23 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.23 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto dated January 31, 2003 (included as Exhibit 10.4 to the 2003 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*
10.19	—	Change in Control Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.24 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.24 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*
10.20	—	Form of Second Amendment to Employment Agreement, dated January 14, 1999 (amending Exhibits 10.6, 10.8, 10.10, 10.12, 10.16 and 10.18 to the 1999 10-K and included as Exhibit 10.20 to such report, previously filed with the Commission and incorporated herein by reference).*
10.21	—	Form of Second Amendment to Change in Control Agreement, dated January 14, 1999 (amending Exhibits 10.7, 10.9, 10.11, 10.13, 10.17 and 10.19 to the 1999 10-K and included as Exhibit 10.21 to such report, previously filed with the Commission and incorporated herein by reference).*
10.22	—	Split Dollar Agreement, dated May 29, 1998, between the Company, Ray C. Anderson and Mary Anne Anderson Lanier, as Trustee of the Ray C. Anderson Family Trust (included as Exhibit 10.32 to the 1998 10-K, previously filed with the Commission and incorporated herein by reference).*

Exhibit
Number		Description of Exhibit

10.23	—	Split Dollar Insurance Agreement, dated effective as of February 21, 1997, between the Company and Daniel T. Hendrix (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 4, 1998, previously filed with the Commission and incorporated herein by reference).*
10.24	—	Employment Agreement of Christopher J. Richard dated July 30, 2003 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 28, 2003, previously filed with the Commission and incorporated by reference herein).*
10.25	—	Interface, Inc. Key Employee Stock Option Plan (1993) (included as Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended January 3, 1993, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto (included as Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended January 2, 1994, previously filed with the Commission and incorporated herein by reference); and Amendment No. 2 thereto (included as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 1995, previously filed with the Commission and incorporated herein by reference).*
10.26	—	Interface, Inc. Offshore Stock Option Plan (included as Exhibit 10.15 to the Company’s annual report on Form 10-K for the year ended January 1, 1989, previously filed with the Commission and incorporated herein by reference); and Amendment No. 1 thereto (included as Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 29, 1991, previously filed with the Commission and incorporated herein by reference).*
10.27	—	Receivables Transfer Agreement, dated as of February 12, 2003, among Interface Fabrics Group Marketing, Inc., Interface Teknit, Inc., Interface TekSolutions, LLC, Pandel, Inc., Interface Americas, Inc. and Interface, Inc. (included as Exhibit 10.24 to the 2002 10-K, previously filed with the Commission and incorporated herein by reference).
10.28	—	Receivables Sale Agreement, dated as of February 12, 2003, between Interface, Inc. and Interface Securitization Corporation (included as Exhibit 10.25 to the 2002 10-K, previously filed with the Commission and incorporated herein by reference).
10.29	—	Loan Agreement, dated as of February 12, 2003, among Interface Securitization Corporation, Interface, Inc., Three Pillars Funding Corporation and SunTrust Capital Markets, Inc. (included as Exhibit 10.26 to the 2002 10-K, previously filed with the Commission and incorporated herein by reference).
21	—	Subsidiaries of the Company.
23	—	Consent of BDO Seidman, LLP.
24	—	Power of Attorney (see signature page of this Report)
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.
32.1	—	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.
32.2	—	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

*	Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.

(b) Reports on Form 8-K

      The following reports on Form 8-K were filed or furnished by the Company during the fourth quarter of the fiscal year covered by this Report:

Date Filed or
Furnished	Items Reported	Financial Statements Filed

October 23, 2003	Press Release of Interface, Inc., dated October 22, 2003, reporting Interface, Inc.’s financial results for the third quarter of 2003	None

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Interface, Inc.

Atlanta, Georgia

      The audits referred to in our report dated February 16, 2004 relating to the consolidated financial statements of Interface, Inc., which is contained in Item 8 of this Form 10-K, included the audit of Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Financial Statement Schedule based upon our audits.

      In our opinion, such Financial Statement Schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia

February 16, 2004

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Column A	Column B	Column C	Column D	Column E
		Charged to
	Balance, at	Costs and	Charged to	Deductions	Balance, at
	Beginning of Year	Expenses (A)	Other Accounts	(Describe) (B)	End of Year

	(In thousands)
Allowance for Doubtful Accounts:
Year Ended:
December 28, 2003	$9,814	2,929	$—	$3,560	$9,183
December 29, 2002	11,041	3,511	—	4,738	9,814
December 30, 2001	8,651	5,774	—	3,384	11,041

(A)	Includes changes in foreign currency exchange rates.

(B)	Write off of bad debt.

	Column A	Column B	Column C	Column D	Column E
		Charged to
	Balance, at	Costs and	Charged to	Deductions	Balance, at
	Beginning of Year	Expenses (A)	Other Accounts (B)	(Describe) (C)	End of Year

	(In thousands)
Restructuring reserve:
Year ended:
December 28, 2003	$7,385	$—	$2,757	$4,459	$5,683
December 29, 2002	15,636	10,665	—	18,916	7,385
December 30, 2001	613	21,005	—	5,982	15,636

(A)	Includes changes in foreign currency exchange rates.

(B)	Includes a reallocation of reserves based on changes in the Company’s estimates.

(C)	Cash payments.

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

Daniel T. Hendrix
President and Chief Executive Officer

Date: March 8, 2004

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel T. Hendrix as attorney-in-fact, with power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RAY C. ANDERSON Ray C. Anderson	Chairman of the Board	March 8, 2004

/s/ DANIEL T. HENDRIX Daniel T. Hendrix	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2004

/s/ PATRICK C. LYNCH Patrick C. Lynch	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2004

/s/ EDWARD C. CALLAWAY Edward C. Callaway	Director	March 8, 2004

/s/ DIANNE DILLON-RIDGLEY Dianne Dillon-Ridgley	Director	March 8, 2004

/s/ CARL I. GABLE Carl I. Gable	Director	March 8, 2004

/s/ JUNE M. HENTON June M. Henton	Director	March 8, 2004

Signature	Capacity	Date

/s/ CHRISTOPHER G. KENNEDY Christopher G. Kennedy	Director	March 8, 2004

/s/ J. SMITH LANIER, II J. Smith Lanier, II	Director	March 8, 2004

/s/ JAMES B. MILLER, JR. James B. Miller, Jr.	Director	March 8, 2004

/s/ THOMAS R. OLIVER Thomas R. Oliver	Director	March 8, 2004

/s/ CLARINUS C.TH. VAN ANDEL Clarinus C.Th. van Andel	Director	March 8, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

4.6	Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2014, dated as of February 4, 2004, among the Company, certain subsidiaries of the Company, as guarantors, and SunTrust Bank as Trustee.
4.7	Registration Rights Agreement related to the Company’s 9.5% Senior Subordinated Notes due 2014, dated as of February 4, 2004, among the Company, certain subsidiaries of the Company, as guarantors, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and Fleet Securities, Inc.
10.6	Third Amendment to Interface, Inc. Nonqualified Savings Plan, dated as of May 8, 2003.
10.7	Fourth Amendment to Interface, Inc. Nonqualified Savings Plan, dated as of December 31, 2003.
21	Subsidiaries of the Company.
23	Consent of BDO Seidman, LLP.
24	Power of Attorney
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.