Form 10-Q
period 2004-05-04
INTERFACE INC
filed 2004-05-14
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 4, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Shares outstanding of each of the registrant’s classes of common stock at May 11, 2004:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	44,649,962
Class B Common Stock, $.10 par value per share	7,112,292

INTERFACE, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	APRIL 4, 2004	DECEMBER 28, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$17,607	$16,633
Accounts Receivable	170,735	174,366
Inventories	160,022	143,885
Prepaid Expenses	24,493	18,608
Deferred Income Taxes	6,499	5,454

TOTAL CURRENT ASSETS	379,356	358,946

PROPERTY AND EQUIPMENT, less accumulated depreciation	209,787	211,457
GOODWILL	222,752	224,129
OTHER ASSETS	100,884	99,742

	$912,779	$894,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$72,381	$62,352
Accrued Expenses	110,945	128,104

TOTAL CURRENT LIABILITIES	183,326	190,456

LONG-TERM DEBT, less current maturities	14,247	—
SENIOR NOTES	325,000	325,000
SENIOR SUBORDINATED NOTES	135,000	120,000
DEFERRED INCOME TAXES	31,983	32,462
OTHER	3,992	4,165

TOTAL LIABILITIES	693,548	672,083

Minority Interest	3,807	3,458

SHAREHOLDERS’ EQUITY:
Common Stock	5,172	5,135
Additional Paid-In Capital	224,051	222,984
Retained Earnings	49,690	52,719
Accumulated Other Comprehensive Income	(28,432)	(27,048)
Minimum Pension Liability	(35,057)	(35,057)

TOTAL SHAREHOLDERS’ EQUITY	215,424	218,733

	$912,779	$894,274

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE
	MONTHS
	ENDED
	APRIL 4,	MARCH 30,
	2004	2003
NET SALES	$249,244	$210,210
Cost of Sales	176,968	154,511

GROSS PROFIT ON SALES	72,276	55,699
Selling, General and Administrative Expenses	62,763	57,040
Restructuring Charge	—	2,086

OPERATING INCOME (LOSS)	9,513	(3,427)
Interest Expense	11,805	10,180
Bond Offering Cost	1,869	—
Other Expense	784	93

LOSS BEFORE TAXES ON INCOME	(4,945)	(13,700)
Income Tax Benefit	(1,916)	(4,658)

Loss from Continuing Operations	(3,029)	(9,042)
Loss from Discontinued Operations, Net of Tax	—	(1,312)

NET LOSS	$(3,029)	$(10,354)

LOSS PER SHARE — BASIC AND DILUTED
Continuing Operations	$(0.06)	$(0.18)
Discontinued Operations	—	(0.03)

Loss Per Share — Basic and Diluted	$(0.06)	$(0.21)

Common Shares Outstanding, Basic and Diluted	50,372	50,211

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(IN THOUSANDS)

	THREE
	MONTHS
	ENDED
	APRIL 4,	MARCH 30,
	2004	2003
Net Loss	$(3,029)	$(10,354)
Other Comprehensive Income, Foreign Currency Translation Adjustment	(1,384)	3,757

Comprehensive Loss	$(4,413)	$(6,597)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE
	MONTHS
	ENDED
	APRIL 4,	MARCH 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(3,029)	$(10,354)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,755	9,343
Deferred income taxes	(19)	(85)
Working capital changes:
Accounts receivable	3,620	6,841
Inventories	(16,181)	(8,648)
Prepaid expenses	(4,664)	(4,347)
Accounts payable and accrued expenses	(8,555)	531

CASH USED IN OPERATING ACTIVITIES:	$(19,073)	$(6,719)

INVESTING ACTIVITIES:
Capital expenditures	(6,029)	(4,607)
Other	(288)	(2,433)

CASH USED IN INVESTING ACTIVITIES:	(6,317)	(7,040)

FINANCING ACTIVITIES:
Net borrowing (reduction) of long-term debt	(105,754)	2,504
Proceeds from issuance of senior subordinated notes	135,000	—
Refinancing costs	(3,596)	—
Proceeds from issuance of common stock	805	—

CASH PROVIDED BY FINANCING ACTIVITIES:	26,455	2,504

Net cash provided by (used in) operating, investing and financing activities	1,065	(11,255)
Effect of exchange rate changes on cash	(91)	80

CASH AND CASH EQUIVALENTS:
Net change during the period	974	(11,175)
Balance at beginning of period	16,633	34,134

Balance at end of period	$17,607	$22,959

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — CONDENSED FOOTNOTES

     As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 28, 2003, as filed with the Commission.

     The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 28, 2003 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

     In September 2003, the Company sold substantially all of the assets of its raised/access flooring business. The balances of this business have been segregated and reported as discontinued operations for all periods presented.

NOTE 2 — INVENTORIES

     Inventories are summarized as follows:

	(In thousands)
	April 4, 2004	December 28, 2003
Finished Goods	$98,809	$87,685
Work in Process	17,232	14,658
Raw Materials	43,981	41,542

	$160,022	$143,885

NOTE 3 — RESTRUCTURING CHARGES

2002 Restructuring

     During the fourth quarter of 2002, the Company recorded a pre-tax restructuring charge of $23.4 million. The charge reflected: (i) the consolidation of three fabrics manufacturing facilities; (ii) the further rationalization of the Re:Source Americas operations; (iii) a worldwide workforce reduction of approximately 206 employees; and (iv) the consolidation of certain European facilities. In 2003, we recognized an additional pre-tax restructuring charge related to this plan of $6.2 million ($2.1 million of which was recorded in the first quarter of 2003), primarily related to the incurrence of facilities consolidation costs and further staff reductions.

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

     A summary of the restructuring activities from the initiation of the plan through December 28, 2003, is presented below:

	U.S.	EUROPE	AUSTRALIA	TOTAL
	(IN THOUSANDS)
Facilities consolidation	$8,966	$4,541	$—	$13,507
Workforce reduction	1,704	3,636	315	5,655
Product rationalization	1,301	—	—	1,301
Other impaired assets	2,888	—	98	2,986

Total, December 29, 2002	14,859	8,177	413	23,449
Facilities consolidation	4,526	—	—	4,526
Workforce reduction	1,670	—	—	1,670

Total, December 28, 2003	$21,055	$8,177	$413	$29,645

     The restructuring charge was comprised of $16.0 million of cash expenditures for severance benefits and other costs, and $13.6 million of non-cash charges, primarily for the write-down of carrying value and disposal of certain assets. No additional restructuring charges were incurred during the first quarter of 2004.

     The termination benefits of $7.3 million, primarily related to severance costs, are a result of aggregate reductions of 271 employees through April 4, 2004. The staff reductions as originally planned were expected to be as follows:

	U.S.	EUROPE	AUSTRALIA	TOTAL
Manufacturing	99	10	1	110
Selling and administrative	58	28	10	96

	157	38	11	206

     The following tables display the cash activities, during the three-month period ending April 4, 2004, related to the 2002 restructuring summarized above:

Termination Benefits

	U.S.	EUROPE	AUSTRALIA	TOTAL
	(IN THOUSANDS)
Balance, at December 28, 2003	$1,698	—	—	$1,698
Cash payments	(684)	—	—	(684)

Balance, at April 4, 2004	$1,014	—	—	$1,014

Other Costs To Exit Activities

	U.S.	EUROPE	AUSTRALIA	TOTAL
	(IN THOUSANDS)
Balance, at December 28, 2003	$1,059	$2,926	$—	$3,985
Costs incurred	(240)	(89)	—	(329)

Balance, at April 4, 2004	$819	$2,837	$—	$3,656

NOTE 4 — LOSS PER SHARE AND DIVIDENDS

     Basic loss per share is computed by dividing net loss to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic loss per share has been computed based upon 50,372,000 shares and 50,211,000 shares outstanding for the three-month periods ended April 4, 2004 and March 30, 2003, respectively. Diluted loss per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period. Diluted loss per share has been computed based upon 50,372,000 shares and 50,211,000 shares outstanding for the three-month periods ended April 4, 2004 and March 30, 2003, respectively. During the three-month period ended April 4, 2004, there were vested, unexercised, in the money stock options for 2,296,997 shares. During the three-month period ended March 30, 2003, there were vested, unexercised, in the money stock options for 601,250 shares. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

NOTE 5 — SEGMENT INFORMATION

     Effective December 28, 2003, the Company changed its method of classifying its business into segments. All prior periods have been restated to reflect this change.

     Based on the quantitative thresholds specified in SFAS No. 131, the Company has determined that it has five reportable segments: (1) the Modular Carpet segment, which includes our Interface, Heuga and InterfaceFLOR modular carpet businesses, (2) the Broadloom segment, which includes our Bentley and Prince Street broadloom, modular carpet and area rug businesses, (3) the Services segment, which primarily encompasses our Re:Source dealers that provide carpet installation and maintenance services in the United States, (4) the Fabrics Group segment, which includes all of our fabrics businesses worldwide, and (5) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products, and also includes our Intersept antimicrobial sales and licensing program.

     The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of Net Sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

     Summary information by segment follows:

	Modular				Specialty
	Carpet	Broadloom	Services	Fabrics Group	Products	Total
	(In Thousands)
Three Months Ended
April 4, 2004
Net sales	$131,089	$27,091	$38,087	$49,914	$3,063	$249,244
Depreciation and amortization	3,561	434	491	2,841	45	7,372
Operating income	12,643	(333)	(3,141)	869	99	10,137

Total assets as of April 4, 2004	$403,161	$103,366	$160,111	$238,346	$2,583	$907,567

Three Months Ended
March 30, 2003
Net sales	$105,716	$21,766	$32,441	$46,930	$3,357	$210,210
Depreciation and amortization	3,334	658	766	2,833	53	7,644
Operating income	8,644	(3,117)	(3,630)	(5,387)	287	(3,203)

Total assets as of March 30, 2003	$367,912	$100,542	$153,294	$244,734	$37,578	$904,060

     A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
(in thousands)	April 4, 2004	March 30, 2003
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$7,372	$7,644
Corporate depreciation and amortization	2,383	1,699

Reported depreciation and amortization	$9,755	$9,343

OPERATING INCOME (LOSS)
Total segment operating income (loss)	$10,137	$(3,203)
Corporate expenses and other reconciling amounts	(624)	(224)

Reported operating income (loss)	$9,513	$(3,427)

ASSETS (in thousands)	April 4, 2004	March 30, 2003
Total segment assets	$907,567	$904,060
Discontinued operations	—	(18,613)
Corporate assets and eliminations	5,212	(20,355)

Reported total assets	$912,779	$865,092

NOTE 6 — LONG-TERM DEBT

     On June 18, 2003, we amended and restated our senior revolving credit facility. Under the revolving credit facility, as under its predecessor, the maximum aggregate amount of loans and letters of credit available to us at any one time is $100 million, subject to a borrowing base limitation. The revolving credit facility matures on October 1, 2007. The revolving credit facility includes a domestic U.S. Dollar syndicated loan and letter of credit facility up to the lesser of (1) $100 million, or (2) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, finished goods inventory and raw materials inventory in the U.S. (the percentages and eligibility requirements for the domestic borrowing base are specified in the credit facility), less certain reserves. Any advances to Interface, Inc. or Interface Europe B.V. under the domestic loan facility will reduce borrowing availability under the entire revolving credit facility. The revolving credit facility also includes a multicurrency syndicated loan and letter of credit facility of up to U.S. $15 million in British Pounds and Euros. Any advances under the multicurrency loan facility will reduce borrowing availability under the domestic loan facility.

     Interest on borrowings under the revolving credit facility is charged at varying rates based on our ability to meet certain performance criteria. The revolving credit facility is secured by substantially all of the assets of Interface, Inc. and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier material foreign subsidiaries. The multicurrency loan facility is secured by substantially all of the assets of Interface Europe, Ltd. and its material subsidiaries. Those collateral documents provide that, if an event of default occurs under the revolving credit facility, the lenders’ collateral agent may, upon the request of the specified percentage of lenders, exercise remedies with respect to the collateral that include foreclosing mortgages on our real estate assets, taking possession of or selling our personal property assets, collecting our accounts receivables, or exercising proxies to take control of the pledged stock of our domestic and first-tier material foreign subsidiaries.

     On March 30, 2004, we further amended our revolving credit facility. The amendment provided that, for purposes of calculating a specified fixed charge coverage ratio, any interest payments on the Company’s 7.3% senior notes that are due and payable on April 1 or October 1 of a given fiscal year shall, when paid, be deemed to have been paid in the second fiscal quarter and the fourth fiscal quarter, respectively, of such fiscal year.

NOTE 7 — STOCK-BASED COMPENSATION

     We use the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expense related to stock option plans was not material for the three-month period ended April 4, 2004.

     The following table includes disclosures required by SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended
	April 4, 2004	March 30, 2003
	(in thousands, except per share amounts)
Net loss as reported	$(3,029)	$(10,354)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(324)	(489)

Pro forma net loss	$(3,353)	$(10,843)

Basic and diluted loss per share as reported	$(0.06)	$(0.21)
Basic and diluted pro forma loss per share	$(0.07)	$(0.22)

     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.

NOTE 8 — EMPLOYEE BENEFIT PLANS

     The following tables provide the components of net periodic benefit cost for the three months ended April 4, 2004, and March 30, 2003:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	April 4, 2004	March 30, 2003
	(in thousands)
Service cost	$622	$543
Interest cost	2,357	2,222
Expected return on assets	(2,009)	(1,756)
Amortization of transition obligation	834	464

Net periodic benefit cost	$1,804	$1,473

	Three Months Ended
Salary Continuation Plan (SCP)	April 4, 2004	March 30, 2003
	(in thousands)
Service cost	$45	$62
Interest cost	192	168
Amortization of transition obligation	55	55
Amortization of prior service cost	12	12
Amortization of (gain)/loss	73	33

Net periodic benefit cost	$377	$330

NOTE 9 — DISCONTINUED OPERATIONS

     In the fourth quarter of 2002, management approved and committed to a plan to sell or otherwise create a joint venture or strategic alliance for the Company’s raised/access flooring business. The Company recorded an impairment charge of $12.0 million, net of tax, during the fourth quarter of 2002 to adjust the carrying value of the assets of this business to their estimated fair values. In September 2003, the Company sold the raised/access flooring business and recorded an after-tax loss on disposition of $8.8 million.

     Additional information regarding the raised/access flooring business is as follows:

	Three Months Ended
	April 4, 2004	March 30, 2003
	(in thousands)
Net sales	$—	$5,441
Loss on operations before taxes on income	—	(1,988)
Taxes on income (benefit)	—	(676)
Loss on operations, net of tax	—	(1,312)

NOTE 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

     The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 10.375% senior notes due 2010, its 7.3% senior notes due 2008, and its 9.5% senior subordinated notes due 2014. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED APRIL 4, 2004

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)
Net sales	$187,502	$99,092	$—	$(37,350)	$249,244
Cost of sales	147,239	67,079	—	(37,350)	176,968

Gross profit on sales	40,263	32,013	—	—	72,276
Selling, general and administrative expenses	34,887	22,401	5,475	—	62,763

Operating income (loss)	5,376	9,612	(5,475)	—	9,513
Interest/Other expense	4,764	1,100	8,594	—	14,458

Income (loss) before taxes on income and equity in income of subsidiaries	612	8,512	(14,069)	—	(4,945)
Income tax (benefit) expense	165	2,939	(5,020)	—	(1,916)

Income (loss) from continuing operations	447	5,573	(9,049)	—	(3,029)
Equity in income (loss) of subsidiaries	—	—	6,020	(6,020)	—

Net income (loss)	$447	$5,573	$(3,029)	$(6,020)	$(3,029)

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 4, 2004

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$3,307	$10,989	$3,311	$—	$17,607
Accounts receivable	96,370	69,402	4,963	—	170,735
Inventories	105,350	54,672	—	—	160,022
Prepaids and Deferred Income Taxes	10,602	14,150	6,240	—	30,992

Total current assets	215,629	149,213	14,514	—	379,356
Property and equipment less accumulated depreciation	129,655	72,473	7,659	—	209,787
Investment in subsidiaries	155,424	50,945	219,333	(425,702)	—
Goodwill	133,462	88,503	787	—	222,752
Other assets	9,806	33,902	57,176	—	100,884

	$643,976	$395,036	$299,469	$(425,702)	$912,779

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,603	$32,161	$617	$—	$72,381
Accrued expenses	27,253	70,658	13,034	—	110,945

Total current liabilities	66,856	102,819	13,651	—	183,326
Long-term debt, less current maturities	—	—	14,247	—	14,247
Senior notes and senior subordinated notes	—	—	460,000	—	460,000
Deferred income taxes	15,678	11,648	4,657	—	31,983
Other	—	—	3,992	—	3,992

Total liabilities	82,534	114,467	496,547	—	693,548

Minority interests	—	3,807	—	—	3,807

Redeemable preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,172	(196,344)	5,172
Additional paid-in capital	191,411	12,525	224,051	(203,936)	224,051
Retained earnings	219,258	216,423	(418,460)	32,469	49,690
Accumulated Other Comprehensive Income	(1,263)	(19,328)	(7,841)	—	(28,432)
Minimum pension liability	—	(35,057)	—	—	(35,057)

	$643,976	$395,036	$299,469	$(425,702)	$912,779

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS
ENDED APRIL 4, 2004

		NON-	INTERFACE, INC.	CONSOLIDATION
	GUARANTOR	GUARANTOR	(PARENT	AND	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ELIMINATION ENTRIES	TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$6,448	$(1,426)	$(24,095)	$—	$(19,073)
Cash flows from investing activities:
Purchase of plant and equipment	(5,614)	(507)	92	—	(6,029)
Other assets	(133)	72	(227)	—	(288)

Net cash provided by (used for) investing activities	(5,747)	(435)	(135)	—	(6,317)

Cash flows from financing activities:
Net borrowings (repayments)	(21)	—	(105,733)	—	(105,754)
Proceeds from issuance of senior subordinated notes	—	—	135,000	—	135,000
Refinancing cost	—	—	(3,596)	—	(3,596)
Proceeds from issuance of common stock	—	—	805	—	805
Other	—	—	—	—	—
Net cash provided by (used for) financing activities	(21)	—	26,476	—	26,455

Effect of exchange rate change on cash	—	(91)	—	—	(91)

Net increase (decrease) in cash	680	(1,952)	2,246	—	(974)
Cash at beginning of period	2,627	12,941	1,065	—	16,633

Cash at end of period	$3,307	$10,989	$3,311	$—	$17,607

NOTE 11 — NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans; however, it does revise employers’ disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS 132, as revised, is generally effective for financial statements with fiscal years ending after December 15, 2003. Certain additional disclosures applicable to foreign defined benefit plans are effective for fiscal years ending after June 15, 2004. The adoption of the required provisions of SFAS 132, as revised, did not have a material effect on the Company’s consolidated financial statements. The adoption of the disclosures related to the Company’s foreign defined benefit plans are not expected to have a material effect on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and for all other matters, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS No. 133 for decisions made by the FASB’s Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s financial position or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, under Item 7. Our discussions here focus on our results during the quarter ended, or as of, April 4, 2004, and the comparable period of 2003 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

     This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Safe Harbor Compliance Statement for Forward-Looking Statements” included in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

     During the quarter ended April 4, 2004 (which was a 14-week period), we had net sales of $249.2 million and a net loss of $3.0 million, or $0.06 per share, compared with net sales of $210.2 million and a net loss of $10.4 million (after giving effect to $2.1 million of pre-tax restructuring charges), or $0.21 per share, in the comparable period last year (which was a 13-week period). The 14 weeks versus the 13 weeks included in the respective 2004 and 2003 quarterly periods are a factor in certain of the comparisons reflected below.

     Unless we indicate otherwise, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes the results of our U.S. raised/access flooring business, which we sold in September 2003 and we are reporting as “discontinued operations” for such prior periods. The results of these discontinued operations for the quarter ended March 30, 2003 yielded an after-tax loss of $1.3 million. The discontinued operations had no impact in the first quarter of 2004.

Results of Operations

     The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the quarters ended April 4, 2004, and March 30, 2003, respectively:

	Quarter Ended
	04/04/04	03/30/03
Net sales	100.0%	100.0%
Cost of sales	71.0	73.5

Gross profit on sales	29.0	26.5
Selling, general and administrative expenses	25.2	27.1
Restructuring charges	0.0	1.0

Operating income (loss)	3.8	(1.6)
Interest/Other expense	5.8	4.9

Loss from continuing operations before tax benefit	(2.0)	(6.5)
Income tax benefit	(0.8)	(2.2)

Loss from continuing operations	(1.2)	(4.3)
Discontinued operations, net of tax	(0.0)	(0.6)

Net loss	(1.2)	(4.9)

     Below we provide information regarding net sales for each of our five operating segments, and analyze those results for the quarters ended April 4, 2004, and March 30, 2003, respectively.

     Net Sales by Business Segment

     Net sales by operating segment and for our Company as a whole were as follows for the quarters ended April 4, 2004, and March 30, 2003, respectively:

	Quarter Ended
Net Sales By Segment	04/04/04	03/30/03	Percentage Change
	(In Thousands)
Modular Carpet	$131,089	$105,716	24.0%
Broadloom	27,091	21,766	24.5%
Services	38,087	32,441	17.4%
Fabrics Group	49,914	46,930	6.4%
Specialty Products	3,063	3,357	(8.8)%

Total	$249,244	$210,210	18.6%

     Modular Carpet Segment. For the quarter ended April 4, 2004, net sales for the Modular Carpet segment increased $25.4 million (24.0%) versus the comparable period in 2003. On a geographic basis, we experienced robust increases in net sales in the Americas and Asia-Pacific. Net sales in the European portion of the business were up slightly (in local currency terms); however, the translation of European revenues into U.S. dollars favorably affected us and translated into a 17.9% increase in net sales for this portion of the business versus the comparable period in 2003. We believe our Modular Carpet business in North America continues to gain market share from floorcovering competition. We also saw a significant increase in our sales into the education market segment in North America, which we attribute to our focus on that market segment, among others, as part of our strategy to increase product sales in non-corporate office market segments. Sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region and to our introduction of a Heuga brand modular carpet line at competitive, mid-level price points.

     Broadloom Segment. In our Broadloom segment, net sales for the quarter ended April 4, 2004, increased $5.3 million (24.5%) versus the comparable period in 2003. The increase was attributable primarily to the improving corporate office market, as well as the success of our market segmentation strategy, particularly in the education and hospitality market segments.

     Services Segment. For the quarter ended April 4, 2004, net sales for our Services segment increased $5.6 million (17.5%) versus the comparable period in 2003. The increase was attributable primarily to the improving corporate office market, as well as the success of our market segmentation strategy, particularly in the education and government market segments.

     Fabrics Group Segment. For the quarter ended April 4, 2004, net sales for our Fabrics Group segment increased $3.0 million (6.4%) versus the comparable period in 2003. The increase was attributable primarily to the improving corporate office market.

     Specialty Products Segment. For the quarter ended April 4, 2004, net sales for our Specialty Products segment decreased $0.3 million (8.8%) versus the comparable period in 2003. The decrease was attributable to the sale of our Re:Source Technologies adhesives and floorcovering maintenance products business in February 2003.

     Cost and Expenses

     Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the quarters ended April 4, 2004, and March 30, 2003, respectively:

	Quarter Ended
Cost and Expenses	04/04/04	03/30/03	Percentage Change
	(In Thousands)
Cost of Sales	$176,968	$154,511	14.5%
Selling, General and Administrative Expenses	62,763	57,040	10.0%

Total	$239,731	$211,551	13.3%

     For the quarter ended April 4, 2004, our cost of sales increased $22.5 million (14.5%) versus the comparable period in 2003. As a percentage of net sales, cost of sales decreased to 71.0% for the quarter ended April 4, 2004, versus 73.5% for the comparable period in 2003. The percentage decrease was primarily due to (1) the increased absorption of fixed manufacturing costs as a result of improved sales volume, (2) improved manufacturing efficiencies in our Fabrics Group, and (3) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization.

     For the quarter ended April 4, 2004, our selling, general and administrative expenses increased $5.7 million (10.0%) versus the comparable period in 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 25.2% for the quarter ended April 4, 2004, versus 27.1% for the comparable period in 2003. The percentage decrease was primarily due to (1) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, and (2) the increased absorption of the fixed portion of administrative costs as a result of improved sales volume.

     Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

	Quarter Ended
Cost of Sales and Selling, General and Administrative Expenses (Combined)	04/04/04	03/30/03	Percentage Change
	(In Thousands)
Modular Carpet	$118,446	$97,072	22.0%
Broadloom	27,424	24,883	10.2%
Services	41,228	36,071	14.3%
Fabrics Group	49,045	50,231	(2.4)%
Specialty Products	2,964	3,070	(3.4)%
Corporate Expenses and Eliminations	624	224	278.6%

Total	$239,731	$211,551	13.1%

     Interest and Other Expenses

     For the quarter ended April 4, 2004, interest expense increased $1.6 million versus the comparable period in 2003. This increase was due primarily to (1) increased borrowings during the first quarter 2004 to support increased working capital levels as a result of improved sales volume during the period, and (2) a higher overall borrowing rate of interest in the first quarter 2004 versus the comparable period in 2003.

Liquidity and Capital Resources

     General

     At April 4, 2004, we had $17.6 million in cash, and had $68.1 million of available borrowing capacity under our revolving credit facility based on the borrowing base. As of April 4, 2004, $14.2 million in borrowings and $15.1 million in letters of credit were outstanding under the revolving credit facility.

     Analysis of Cash Flows

     Our primary sources of cash during the quarter ended April 4, 2004, were (1) $14.3 million of additional borrowings under our revolving credit facility, (2) $7.9 million of net proceeds (after payment of fees, expenses, and redemption, including accrued interest, of our 9.5% senior subordinated notes due 2005) from the issuance of our 9.5% senior subordinated notes due 2014, and (3) $3.6 million from reductions in accounts receivable. The primary uses of cash during the quarter ended April 4, 2004, were (1) $16.2 million related to an increase in inventory levels, (2) $6.0 million for additions to property and equipment in our manufacturing facilities, (3) $4.6 million for prepaid expenses, primarily consisting of insurance policies, and (4) $3.5 million of costs associated with the issuance of our 9.5% senior subordinated notes due 2014.

     Funding Obligations

     On March 5, 2004, we redeemed $120 million of 9.5% Senior Subordinated Notes due 2005 that were outstanding. In order to effect that redemption, we issued on February 4, 2004 a new series of 9.5% Senior Subordinated Notes due 2014, in the aggregate principal amount of $135 million, and used most of the net proceeds to pay the redemption price. Except for this issuance and redemption, there have been no material changes outside the ordinary course of business in the specified contractual obligations set forth under the heading “Funding Obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, under Item 7A. Our discussion here focuses on the quarter ended April 4, 2004, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

     At April 4, 2004, we recognized a $1.4 million decrease in our foreign currency translation adjustment account compared to December 28, 2003, primarily because of the weakening of the U.S. dollar against the Euro.

     Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

     To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at April 4, 2004. The values that result from these computations are compared with the market values of these financial instruments at April 4, 2004. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

     As of April 4, 2004, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $29.9 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $31.2 million.

     As of April 4, 2004, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $5.4 million or an increase in the fair value of our financial instruments of $ 4.4 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed with this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.1	First Amendment to Fifth Amended and Restated Credit Agreement, dated as of March 30, 2004, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, and Wachovia Bank, National Association.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

(b)	The following reports on Form 8-K were filed or furnished during the quarter ended April 4, 2004:

Date Filed
or Furnished	Items Reported	Financial Statements Filed
January 26, 2004	Commencement of private offering, with excerpts from Rule 144A disclosures	None
January 28, 2004	Amendment of report on Form 8-K dated January 26, 2004	None
February 4, 2004	Closing of private offering	None
February 19, 2004	Press release reporting results for the fourth quarter and year-end 2003	None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 13, 2004	By:	/s/ Patrick C. Lynch

Patrick C. Lynch Vice President (Principal Financial Officer)