Form 10-Q
period 2004-07-04
INTERFACE INC
filed 2004-08-13
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 4, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Shares outstanding of each of the registrant’s classes of common stock at August 9, 2004:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	44,730,092
Class B Common Stock, $.10 par value per share	7,070,362

INTERFACE, INC.

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	JULY 4, 2004	DECEMBER 28, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$14,804	$16,633
Accounts Receivable	176,217	174,366
Inventories	159,267	143,885
Prepaid Expenses	22,368	18,608
Deferred Income Taxes	5,371	5,454

TOTAL CURRENT ASSETS	378,027	358,946

PROPERTY AND EQUIPMENT, less accumulated depreciation	205,224	211,457
GOODWILL	223,074	224,129
OTHER ASSETS	106,611	99,742

	$912,936	$894,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$58,633	$62,352
Accrued Expenses	69,746	76,014

TOTAL CURRENT LIABILITIES	128,379	138,366

LONG-TERM DEBT, less current maturities	16,645	—
SENIOR NOTES	325,000	325,000
SENIOR SUBORDINATED NOTES	135,000	120,000
DEFERRED INCOME TAXES	32,203	36,462
OTHER	55,908	52,255

TOTAL LIABILITIES	693,135	672,083

Minority Interest	3,915	3,458

SHAREHOLDERS’ EQUITY:
Common Stock	5,177	5,135
Additional Paid-In Capital	224,596	222,984
Retained Earnings	49,531	52,719
Accumulated Other Comprehensive Income	(28,361)	(27,048)
Minimum Pension Liability	(35,057)	(35,057)

TOTAL SHAREHOLDERS’ EQUITY	215,886	218,733

	$912,936	$894,274

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE		SIX
	MONTHS		MONTHS
	ENDED		ENDED
	JULY 4,	JUNE 29,	JULY 4,	JUNE 29,
	2004	2003	2004	2003
NET SALES	$254,137	$233,964	$503,381	$444,174
Cost of Sales	180,466	169,093	357,434	323,604

GROSS PROFIT ON SALES	73,671	64,871	145,947	120,570
Selling, General and Administrative Expenses	61,835	58,670	124,598	115,710
Restructuring Charge	—	2,469	—	4,555

OPERATING INCOME	11,836	3,732	21,349	305
Interest Expense	11,552	10,213	23,357	20,393
Bond Offering Cost	—	—	1,869	—
Other Expense	523	344	1,307	437

LOSS BEFORE TAXES ON INCOME	(239)	(6,825)	(5,184)	(20,525)
Income Tax Benefit	(80)	(2,885)	(1,996)	(7,543)

Loss from Continuing Operations	(159)	(3,940)	(3,188)	(12,982)
Loss from Discontinued Operations, Net of Tax	—	(1,472)	—	(2,784)

NET LOSS	$(159)	$(5,412)	$(3,188)	(15,766)

LOSS PER SHARE – BASIC AND DILUTED
Continuing Operations	$(0.00)	$(0.08)	$(0.06)	$(0.26)
Discontinued Operations	—	(0.03)	—	(0.05)

Loss Per Share – Basic and Diluted	$(0.00)	$(0.11)	$(0.06)	$(0.31)

Common Shares Outstanding, Basic and Diluted	50,581	50,275	50,474	50,274

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS)

	THREE		SIX
	MONTHS		MONTHS
	ENDED		ENDED
	JULY 4,	JUNE 29,	JULY 4,	JUNE 29,
	2004	2003	2004	2003
Net Loss	$(159)	$(5,412)	$(3,188)	$(15,766)
Other Comprehensive Income, Foreign Currency Translation Adjustment	71	12,612	(1,313)	16,369

Comprehensive Income (Loss)	$(88)	$7,200	$(4,501)	$603

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	SIX
	MONTHS
	ENDED
	JULY 4,	JUNE 29,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(3,188)	$(15,766)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	18,800	18,373
Deferred income taxes	(4,552)	3,037
Working capital changes:
Accounts receivable	(2,260)	(29,161)
Inventories	(15,608)	(13,509)
Prepaid expenses	(3,617)	(2,485)
Accounts payable and accrued expenses	(10,908)	6,876

Cash used in continuing operations	(21,333)	(32,635)
Cash used in discontinued activities	—	6,695

CASH USED IN OPERATING ACTIVITIES:	(21,333)	(25,940)

INVESTING ACTIVITIES:
Capital expenditures	(9,392)	(8,401)
Other	13	5,366

CASH USED IN INVESTING ACTIVITIES:	(9,379)	(3,035)

FINANCING ACTIVITIES:
Net borrowing (reduction) of long-term debt	(103,357)	21,673
Proceeds from issuance of senior subordinated notes	135,000	—
Refinancing costs	(3,963)	(2,943)
Proceeds from issuance of common stock	1,105	—

CASH PROVIDED BY FINANCING ACTIVITIES:	28,785	18,730

Net cash used in operating, investing and financing activities	(1,927)	(10,245)
Effect of exchange rate changes on cash	98	299

CASH AND CASH EQUIVALENTS:
Net change during the period	(1,829)	(9,946)
Balance at beginning of period	16,633	34,134

Balance at end of period	$14,804	$24,188

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

     Additionally, certain reclassifications have been made from short-term liabilities to long-term liabilities as of December 28, 2003, to conform to the current period presentation.

NOTE 2 — INVENTORIES

     Inventories are summarized as follows:

	(In thousands)
	July 4, 2004	December 28, 2003
Finished Goods	$99,599	$87,685
Work in Process	18,683	14,658
Raw Materials	40,985	41,542

	$159,267	$143,885

NOTE 3 — RESTRUCTURING CHARGES

2002 Restructuring

     During the fourth quarter of 2002, the Company recorded a pre-tax restructuring charge of $23.4 million. The charge reflected: (i) the consolidation of three fabrics manufacturing facilities; (ii) the further rationalization of the Re:Source Americas operations; (iii) a worldwide workforce reduction of approximately 206 employees; and (iv) the consolidation of certain European facilities. In 2003, we recognized an additional pre-tax restructuring charge related to this plan of $6.2 million ($4.6 million of which was recorded in the first half of 2003), primarily related to the incurrence of facilities consolidation costs and further staff reductions.

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

     The restructuring charge was comprised of $16.0 million of cash expenditures for severance benefits and other costs, and $13.6 million of non-cash charges, primarily for the write-down of carrying value and disposal of certain assets. No additional restructuring charges have been incurred during 2004.

     The termination benefits of $7.3 million, primarily related to severance costs, are a result of aggregate reductions of 271 employees through July 4, 2004. The staff reductions as originally planned were expected to be as follows:

	U.S.	EUROPE	AUSTRALIA	TOTAL
Manufacturing	99	10	1	110
Selling and administrative	58	28	10	96

	157	38	11	206

     The following tables display the cash activities, during the six-month period ending July 4, 2004, related to the 2002 restructuring summarized above:

Termination Benefits

	U.S.	EUROPE	AUSTRALIA	TOTAL
	(IN THOUSANDS)
Balance, at December 28, 2003	$1,698	$—	$—	$1,698
Cash payments	(1,172)	—	—	(1,172)

Balance, at July 4, 2004	$526	$—	$—	$526

Other Costs To Exit Activities

	U.S.	EUROPE	AUSTRALIA	TOTAL
	(IN THOUSANDS)
Balance, at December 28, 2003	$1,059	$2,926	$—	$3,985
Costs incurred	(538)	(318)	—	(856)

Balance, at July 4, 2004	$521	$2,608	$—	$3,129

NOTE 4 — LOSS PER SHARE AND DIVIDENDS

     Basic loss per share is computed by dividing net loss to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic loss per share has been computed based upon 50,581,000 shares and 50,275,000 shares outstanding for the three-month periods ended July 4, 2004 and June 29, 2003, respectively, and based upon 50,474,000 shares and 50,274,000 shares outstanding for the six-month periods ended July 4, 2004 and June 29, 2003, respectively. Diluted loss per share is calculated in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares that were outstanding during the period. Diluted loss per share has been computed based upon 50,581,000 shares and 50,275,000 shares outstanding for the three-month periods ended July 4, 2004 and June 29, 2003, respectively, and based upon 50,474,000 shares and 50,274,000 shares outstanding for the six-month periods ending July 4, 2004 and June 29, 2003, respectively. During the three-month and six-month periods ended July 4, 2004, there were vested, unexercised, in the money stock options for 3,595,000 shares and 3,555,000 shares, respectively. During the three-month and six-month periods ended June 29, 2003, there were vested, unexercised, in the money stock options for

623,750 shares and 601,250 shares, respectively. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

NOTE 5 — SEGMENT INFORMATION

     Effective December 28, 2003, the Company changed its method of classifying its business into segments. All prior periods have been restated to reflect this change. In the second quarter of 2004, we changed the segment name “Services” to “Re:Source Network”, and we changed the segment name “Broadloom” to “Bentley Prince Street”, to better reflect the nature of the businesses that comprise these segments.

     Based on the quantitative thresholds specified in SFAS No. 131, the Company has determined that it has five reportable segments: (1) the Modular Carpet segment, which includes our Interface, Heuga and InterfaceFLOR modular carpet businesses, (2) the Bentley Prince Street segment, which includes our Bentley and Prince Street broadloom, modular carpet and area rug businesses, (3) the Re:Source Network segment, which primarily encompasses our Re:Source dealers that provide carpet installation and maintenance services in the United States, (4) the Fabrics Group segment, which includes all of our fabrics businesses worldwide, and (5) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products, and also includes our Intersept antimicrobial sales and licensing program.

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

Segment Disclosures

     Summary information by segment follows:

	Modular	Bentley	Re:Source	Fabrics	Specialty
	Carpet	Prince Street	Network	Group	Products	Total
	(In Thousands)
Three Months Ended
July 4, 2004
Net sales	$134,149	$29,172	$38,881	$48,953	$2,982	$254,137
Depreciation and amortization	3,568	425	498	2,753	45	7,289
Operating income (loss)	13,343	(612)	(2,440)	1,419	(112)	11,598
Total assets as of July 4, 2004	$402,929	$102,897	$159,616	$234,936	$3,864	$904,242
Three Months Ended
June 29, 2003
Net sales	$118,804	$29,299	$37,964	$46,080	$1,817	$233,964
Depreciation and amortization	3,793	320	440	2,898	25	7,476
Operating income (loss)	9,435	(389)	(1,147)	(2,530)	(91)	5,278
Total assets as of June 29, 2003	$384,037	$100,042	$158,470	$232,102	$32,996	$907,647

	Modular	Bentley	Re:Source	Fabrics	Specialty
	Carpet	Prince Street	Network	Group	Products	Total
	(In Thousands)
Six Months Ended
July 4, 2004
Net sales	$265,238	$56,263	$76,968	$98,867	$6,045	$503,381
Depreciation and amortization	7,129	859	989	5,594	90	14,661
Operating income (loss)	25,986	(945)	(5,581)	2,288	(13)	21,735
Total assets as of July 4, 2004	$402,929	$102,897	$159,616	$234,936	$3,864	$904,242

	Modular	Bentley	Re:Source	Fabrics	Specialty
	Carpet	Prince Street	Network	Group	Products	Total
	(In Thousands)
Six Months Ended
June 29, 2003
Net sales	$224,520	$51,065	$70,405	$93,010	$5,174	$444,174
Depreciation and amortization	7,127	978	1,206	5,731	78	15,120
Operating income (loss)	18,079	(3,506)	(4,777)	(7,917)	196	2,075
Total assets as of June 29, 2003	$384,037	$100,042	$158,470	$232,102	$32,996	$907,647

     A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$7,289	$7,476	$14,661	$15,120
Corporate depreciation and amortization	1,756	1,554	4,139	3,253

Reported depreciation and amortization	$9,045	$9,030	$18,800	$18,373

OPERATING INCOME
Total segment operating income	$11,598	$5,278	$21,735	$2,075
Corporate expenses and other reconciling amounts	238	(1,546)	(386)	(1,770)

Reported operating income	$11,836	$3,732	$21,349	$305

ASSETS (in thousands)			July 4, 2004	June 29, 2003

Total segment assets			$904,242	$907,647
Discontinued operations			—	(16,190)
Corporate assets and eliminations			8,694	(494)

Reported total assets			$912,936	$890,963

NOTE 6 — LONG-TERM DEBT

     On June 18, 2003, we amended and restated our senior revolving credit facility. Under the revolving credit facility, as under its predecessor, the maximum aggregate amount of loans and letters of credit available to us at any one time is $100 million, subject to a borrowing base limitation. The revolving credit facility matures on October 1, 2007. The revolving credit facility includes a domestic U.S. Dollar syndicated loan and letter of credit facility up to the lesser of (1) $100 million, or (2) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, finished goods inventory and raw materials inventory in the U.S. (the percentages and eligibility requirements for the domestic borrowing base are specified in the credit facility), less certain reserves. Any advances to Interface, Inc. or Interface Europe B.V. under the domestic loan facility will reduce borrowing availability under the entire revolving credit facility. The revolving credit facility also includes a multicurrency syndicated loan and letter of credit facility in British Pounds and Euros of up to the lesser of (1) the equivalent of U.S. $15 million, or (2) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and finished goods inventory of Interface Europe, Ltd. and certain of its subsidiaries (the percentages and eligibility requirements for the multicurrency borrowing base are specified in the credit facility). Any advances under the multicurrency loan facility will reduce borrowing availability under the domestic loan facility.

     Interest on borrowings and letters of credit under the revolving credit facility is charged at varying rates computed by applying a margin (ranging from 1.0-3.5%) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and our fixed charge coverage ratio. In addition, we pay an unused line fee on the facility ranging from 0.5-1.0%, depending on our fixed charge coverage ratio. The revolving credit facility is secured by substantially all of the assets of Interface, Inc. and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier material foreign subsidiaries. The multicurrency loan facility is secured by substantially all of the assets of Interface Europe, Ltd. and its material subsidiaries. Those collateral documents provide that, if an event of default occurs under the revolving credit facility, the lenders’ collateral agent may, upon the request of the specified percentage of lenders, exercise remedies with respect to the collateral that include foreclosing mortgages on our real estate assets, taking possession of or selling our personal property assets, collecting our accounts receivable, or exercising proxies to take control of the pledged stock of our domestic and first-tier material foreign subsidiaries.

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

     As of July 4, 2004, $21.4 million in borrowings (which includes $4.8 million of short-term borrowings) and $16.6 million in letters of credit were outstanding under our revolving credit facility. As of July 4, 2004, we could have incurred $52.9 million of additional borrowings under our revolving credit facility.

NOTE 7 – STOCK-BASED COMPENSATION

     We use the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expense related to stock option plans was not material for the three-month or six-month periods ended July 4, 2004 and June 29, 2003, respectively.

     The following table includes disclosures required by SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss as reported	$(159)	$(5,412)	$(3,188)	$(15,766)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(327)	(388)	(653)	(737)

Pro forma net loss	$(486)	$(5,800)	$(3,841)	$(16,503)

Basic and diluted loss per share as reported	$(0.00)	$(0.11)	$(0.06)	$(0.31)
Basic and diluted pro forma loss per share	$(0.01)	$(0.12)	$(0.08)	$(0.33)

     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.

NOTE 8 – EMPLOYEE BENEFIT PLANS

     The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended July 4, 2004, and June 29, 2003, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
	(in thousands)		(in thousands)
Service cost	$700	$475	$1,322	$1,018
Interest cost	2,728	1,902	5,085	4,124
Expected return on assets	(2,604)	(1,228)	(4,613)	(2,984)
Amortization of prior service costs	13	12	26	23
Recognized net actuarial (gains)/losses	775	490	1,562	983
Amortization of transition asset	32	(42)	66	(82)

Net periodic benefit cost	$1,644	$1,609	$3,448	$3,082

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
	(in thousands)		(in thousands)
Service cost	$45	$62	$90	$124
Interest cost	192	168	384	336
Amortization of transition obligation	55	55	110	110
Amortization of prior service cost	12	12	24	24
Amortization of (gain)/loss	73	33	146	66

Net periodic benefit cost	$377	$330	$754	$660

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

     Additional information regarding the raised/access flooring business is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
	(in thousands)		(in thousands)
Net sales	$—	$4,672	$—	$10,113
Loss on operations before taxes on income	—	(2,413)	—	(4,401)
Taxes on income (benefit)	—	(941)	—	(1,617)
Loss on operations, net of tax	—	(1,472)	—	(2,784)

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 4, 2004

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)
Net sales	$198,276	$92,192	$—	$(36,331)	$254,137
Cost of sales	154,885	61,912	—	(36,331)	180,466

Gross profit on sales	43,391	30,280	—	—	73,671
Selling, general and administrative expenses	34,923	22,124	4,788	—	61,835

Operating income (loss)	8,468	8,156	(4,788)	—	11,836
Interest/Other expense	3,729	2,230	6,116	—	12,075

Income (loss) before taxes on income and equity in income of subsidiaries	4,739	5,926	(10,904)	—	(239)
Income tax (benefit) expense	1,980	2,870	(4,930)	—	(80)

Income (loss) from continuing operations	2,759	3,056	(5,974)	—	(159)
Equity in income (loss) of subsidiaries	—	—	5,814	(5,814)	—

Net income (loss)	$2,759	$3,056	$(160)	$(5,814)	$(159)

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE SIX MONTHS ENDED JULY 4, 2004

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)
Net sales	$385,778	$191,284	$—	$(73,681)	$503,381
Cost of sales	302,124	128,991	—	(73,681)	357,434

Gross profit on sales	83,654	62,293	—	—	145,947
Selling, general and administrative expenses	69,810	44,525	10,263	—	124,598

Operating income (loss)	13,844	17,768	(10,263)	—	21,349
Interest/Other expense	8,493	3,330	14,710	—	26,533

Income (loss) before taxes on income and equity in income of subsidiaries	5,351	14,438	(24,973)	—	(5,184)
Income tax (benefit) expense	2,145	5,809	(9,950)	—	(1,996)

Income (loss) from continuing operations	3,206	8,629	(15,023)	—	(3,188)
Equity in income (loss) of subsidiaries	—	—	11,834	(11,834)	—

Net income (loss)	$3,206	$8,629	$(3,189)	$(11,834)	$(3,188)

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 4, 2004

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$2,246	$8,652	$3,906	$—	$14,804
Accounts receivable	103,295	66,417	6,505	—	176,217
Inventories	103,177	56,090	—	—	159,267
Prepaids and Deferred Income Taxes	10,248	10,850	6,641	—	27,739

Total current assets	218,966	142,009	17,052	—	378,027
Property and equipment less accumulated depreciation	124,855	71,568	8,801	—	205,224
Investment in subsidiaries	153,782	58,222	209,639	(421,643)	—
Goodwill	133,462	88,825	787	—	223,074
Other assets	9,533	36,086	60,992	—	106,611

	$640,598	$396,710	$297,271	$(421,643)	$912,936

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,069	$25,717	$847	$—	$58,633
Accrued expenses	13,152	34,904	21,690	—	69,746

Total current liabilities	45,221	60,621	22,537	—	128,379
Long-term debt, less current maturities	—	—	16,645	—	16,645
Senior notes and senior subordinated notes	—	—	460,000	—	460,000
Deferred income taxes	15,678	11,868	4,657	—	32,203
Other	17,033	35,057	3,818	—	55,908

Total liabilities	77,932	107,546	507,657	—	693,135

Minority interests	—	3,915	—	—	3,915

Redeemable preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,177	(196,344)	5,177
Additional paid-in capital	191,411	12,525	223,566	(202,906)	224,596
Retained earnings	222,464	225,052	(433,483)	35,498	49,531
Accumulated Other Comprehensive Income	(3,245)	(19,470)	(5,646)	—	(28,361)
Minimum pension liability	—	(35,057)	—	—	(35,057)

	$640,598	$396,710	$297,271	$(421,643)	$912,936

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JULY 4, 2004

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$7,814	$(3,085)	$(26,062)	$—	$(21,333)
Cash flows from investing activities:
Purchase of plant and equipment	(8,124)	(1,391)	123	—	(9,392)
Other	(32)	89	(44)	—	13

Net cash provided by (used for) investing activities	(8,156)	(1,302)	79	—	(9,379)

Cash flows from financing activities:
Net repayments	(39)	—	(103,318)	—	(103,357)
Proceeds from issuance of senior subordinated notes	—	—	135,000	—	135,000
Refinancing cost	—	—	(3,963)	—	(3,963)
Proceeds from issuance of common stock	—	—	1,105	—	1,105
Other	—	—	—	—	—
Net cash provided by (used for) financing activities	(39)	—	28,824	—	28,785

Effect of exchange rate change on cash	—	98	—	—	98

Net increase (decrease) in cash	(381)	(4,289)	2,841	—	(1,829)
Cash at beginning of period	2,627	12,941	1,065	—	16,633

Cash at end of period	$2,246	$8,652	$3,906	$—	$14,804

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, under Item 7. Our discussions here focus on our results during the quarter ended, or as of, July 4, 2004, and the comparable period of 2003 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

General

     During the quarter ended July 4, 2004, we had net sales of $254.1 million and a net loss of $0.2 million, or $0.00 per share, compared with net sales of $234.0 million and a net loss of $5.4 million (after giving effect to $2.5 million of pre-tax restructuring charges), or $0.11 per share, in the comparable period last year. During the first half of fiscal 2004 (which was a 27-week period), we had net sales of $503.4 million and a net loss of $3.2 million, or $0.06 per share, compared with net sales of $444.2 million and a net loss of $15.8 million (after giving effect to $4.6 million of pre-tax restructuring charges), or $0.31 per share, in the comparable period last year (which was a 26-week period). The 27 weeks versus the 26 weeks included in the respective 2004 and 2003 six-month periods are a factor in certain of the comparisons reflected below.

     Unless we indicate otherwise, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes the results of our U.S. raised/access flooring business, which we sold in September 2003 and we are reporting as “discontinued operations” for such prior periods. The results of these discontinued operations for the three-month and six-month periods ended June 29, 2003, yielded after-tax losses of $1.5 million and $2.8 million, respectively. The discontinued operations had no impact for the three-month and six-month periods ended July 4, 2004.

Results of Operations

     The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the three-month and six-month periods ended July 4, 2004, and June 29, 2003, respectively:

	Three Months Ended		Six Months Ended
	07/04/04	06/29/03	07/04/04	06/29/03
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.0	72.3	71.0	72.9

Gross profit on sales	29.0	27.7	29.0	27.1
Selling, general and administrative expenses	24.3	25.1	24.8	26.1
Restructuring charges	0.0	1.0	0.0	1.0

Operating income (loss)	4.7	1.6	4.2	(0.0)
Interest/Other expense	4.8	4.5	5.3	4.7

Loss from continuing operations before tax benefit	(0.1)	(2.9)	(1.1)	(4.7)
Income tax benefit	(0.0)	(1.2)	(0.4)	(1.7)

Loss from continuing operations	(0.1)	(1.7)	(0.7)	(3.0)
Discontinued operations, net of tax	(0.0)	(0.6)	(0.0)	(0.6)
Net loss	(0.1)	(2.3)	(0.7)	(3.6)

     Below we provide information regarding net sales for each of our five operating segments, and analyze those results for the three-month and six-month periods ended July 4, 2004, and June 29, 2003, respectively.

     Net Sales by Business Segment

     Net sales by operating segment and for our Company as a whole were as follows for the three-month and six-month periods ended July 4, 2004, and June 29, 2003, respectively:

	Three Months Ended		Percentage	Six Months Ended		Percentage
Net Sales By Segment	07/04/04	06/29/03	Change	07/04/04	06/29/03	Change
	(In Thousands)			(In Thousands)
Modular Carpet	$134,149	$118,804	12.9%	$265,238	$224,520	18.1%
Bentley Prince Street	29,172	29,299	0.0%	56,263	51,065	10.2%
Re:Source Network	38,881	37,964	2.4%	76,968	70,405	9.3%
Fabrics Group	48,953	46,080	6.2%	98,867	93,010	6.3%
Specialty Products	2,982	1,817	64.1%	6,045	5,174	16.8%

Total	$254,137	$233,964	8.6%	$503,381	$444,174	13.3%

     Modular Carpet Segment. For the three-month period ended July 4, 2004, net sales for the Modular Carpet segment increased $15.3 million (12.9%) versus the comparable period in 2003. For the six-month period ended July 4, 2004, net sales for the Modular Carpet segment increased $40.7 million (18.1%) versus the comparable period in 2003. On a geographic basis, we experienced robust increases in net sales in the Americas and Asia-Pacific for both the three-month period (up 21.4% and 24.1%, respectively) and six-month period (up 24.1% and 32.5%, respectively) ended July 4, 2004, versus the comparable periods in 2003. Net sales in the European portion of the business were down 5.2% for the three-month period in local currency terms and flat in U.S. dollars versus the comparable period in 2003. For the six-month period ended July 4, 2004, European sales were flat in local currency terms and up 8.9% in U.S. dollars versus the comparable period in 2003. We also saw a significant increase in our sales into the education, retail and government market segments in North America, which we attribute to our focus on those market segments, among others, as part of our strategy to increase product sales in non-corporate office market segments. Sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region and to our introduction of a Heuga brand modular carpet line at competitive, mid-level prices.

     Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the three-month period ended July 4, 2004 were relatively flat versus the comparable period in 2003. For the six-month period ended July 4, 2004, net sales increased $5.2 million (10.2%) versus the comparable period in 2003. The six-month period increase was attributable primarily to the improving corporate office market, as well as the success of our market segmentation strategy, particularly in the retail, education and hospitality market segments.

     Re:Source Network Segment. For the three-month period ended July 4, 2004, net sales for our Re:Source Network segment increased $0.9 million (2.4%) versus the comparable period in 2003. For the six-month period ended July 4, 2004, net sales increased $6.6 million (9.3%) versus the comparable period in 2003. These increases were attributable primarily to the improving corporate office market, as well as the success of our market segmentation strategy, particularly in the education and government market segments.

     Fabrics Group Segment. For the three-month period ended July 4, 2004, net sales for our Fabrics Group segment increased $2.9 million (6.2%) versus the comparable period in 2003. For the six-month period ended July 4, 2004, net sales increased $5.9 million (6.3%) versus the comparable period in 2003. These increases were attributable primarily to the improving corporate office market.

     Specialty Products Segment. For the three-month period ended July 4, 2004, net sales for our Specialty Products segment increased $1.2 million (64.1%) versus the comparable period in 2003. For the six-month period ended July 4, 2004, net sales increased $0.9 million (16.8%) versus the comparable period in 2003. These increases were attributable primarily to the improving corporate office market.

     Cost and Expenses

     Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 4, 2004, and June 29, 2003, respectively:

	Three Months Ended		Percentage	Six Months Ended		Percentage
Cost and Expenses	07/04/04	06/29/03	Change	07/04/04	06/29/03	Change
	(In Thousands)			(In Thousands)
Cost of Sales	$180,466	$169,093	6.7%	$357,434	$323,604	10.5%
Selling, General and Administrative Expenses	61,835	58,670	5.4%	124,598	115,710	7.7%

Total	$242,301	$227,763	6.4%	$482,032	$439,314	9.7%

     For the three-month period ended July 4, 2004, our cost of sales increased $11.4 million (6.7%) versus the comparable period in 2003, primarily due to increased product ($7.6 million) and labor ($1.5 million) costs associated with increased production levels during the second quarter of 2004. Our raw materials costs in the second quarter 2004 were up between 1-2% versus the same period in 2003, primarily due to increased prices for petrochemical products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $2.2 million increase in the cost of goods sold during the second quarter 2004 compared with the same period in 2003. As a percentage of net sales, cost of sales decreased to 71.0% for the quarter ended July 4, 2004, versus 72.3% for the comparable period in 2003. The percentage decrease was primarily due to (1) the increased absorption of fixed manufacturing costs as a result of improved sales volume, accounting for approximately 65% of the percentage decrease, (2) improved manufacturing efficiencies in our Fabrics Group, accounting for approximately 10% of the percentage decrease, and (3) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, accounting for approximately 10% of the percentage decrease.

     For the six-month period ended July 4, 2004, our cost of sales increased $33.8 million (10.5%) versus the comparable period in 2003 primarily due to increased product ($22.8 million) and labor ($4.4 million) costs associated with increased production levels during the first six months of 2004. Our raw materials costs in the first six months of 2004 were up between 1-2% versus the same period in 2003, primarily due to increased prices for petrochemical products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $7.5 million increase in the cost of goods sold during the six-month period in 2004 compared with the same period in 2003. As a percentage of net sales, cost of sales decreased to 71.0% for the six-month period ended July 4, 2004, versus 72.9% for the comparable period in 2003. The percentage decrease was primarily due to (1) the increased absorption of fixed manufacturing costs as a result of improved sales volume, accounting for approximately 50% of the percentage decrease, (2) improved manufacturing efficiencies in our Fabrics Group, accounting for approximately 15% of the percentage decrease, and (3) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, accounting for approximately 10% of the percentage decrease.

     For the three-month period ended July 4, 2004, our selling, general and administrative expenses increased $3.2 million (5.4%) versus the comparable period in 2003. The primary components of this increase were: (1) $1.3 million of performance bonuses paid in the second quarter of 2004 that were not paid in the second quarter of 2003; (2) $1.0 million in commission payments due to the increased level of sales in the second quarter 2004; and (3) $0.9 million due to currency fluctuations (primarily the movement of the Euro). As a percentage of net sales, selling, general and administrative expenses decreased to 24.3% for the quarter ended July 4, 2004, versus 25.1% for the comparable period in 2003. The percentage decrease was primarily due to (1) the increased absorption of the fixed portion of administrative costs as a result of improved sales volume, accounting for approximately 75% of the percentage decrease, and (2) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, accounting for approximately 15% of the percentage decrease.

     For the six-month period ended July 4, 2004, our selling, general and administrative expenses increased $8.9 million (7.7%) versus the comparable period in 2003. The primary components of this increase were: (1) $4.6 million in commission payments due to the increased level of sales in the first six months of 2004; (2) $3.3 million due to currency fluctuations (primarily the movement of the Euro); (3) $3.3 million of performance bonuses paid in the first six months of 2004 that were not paid in the first six months of 2003; and (4) $1.0 million of extra administrative costs due to the 27-week period in the first half of 2004 versus a 26-week period in the first half of 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 24.8% for the six-month period ended July 4, 2004, versus 26.1% for the comparable period in 2003. The percentage decrease was primarily due to (1) the increased absorption of the fixed portion of administrative costs as a result of improved sales volume, accounting for approximately 80% of the percentage decrease, and (2) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, accounting for approximately 10% of the percentage decrease.

     Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General	Three Months Ended		Percentage	Six Months Ended		Percentage
and Administrative Expenses (Combined)	07/04/04	06/29/03	Change	07/04/04	06/29/03	Change
	(In Thousands)			(In Thousands)
Modular Carpet	$120,806	$109,369	10.5%	$239,252	$206,441	15.9%
Bentley Prince Street	29,784	29,688	0.0%	57,208	54,571	4.8%
Re:Source Network	41,321	39,111	5.7%	82,549	75,182	9.8%
Fabrics Group	47,534	48,610	(0.2)%	96,579	100,927	(4.3)%
Specialty Products	3,094	1,908	62.2%	6,058	4,978	21.7%
Corporate Expenses and Eliminations	(238)	1,546	* %	386	1,770	* %

Total	$242,301	$230,232	5.21%	$482,032	$443,869	8.6%

*	Not meaningful.

     Interest Expenses

     For the three-month period ended July 4, 2004, interest expense increased $1.3 million versus the comparable period in 2003. For the six-month period ended July 4, 2004, interest expense increased $3.0 million versus the comparable period in 2003. These increases were due primarily to (1) increased borrowings during each of the first and second quarters of 2004 to support increased working capital levels as a result of improved sales volume during the period, and (2) a higher overall borrowing rate of interest versus the comparable periods in 2003.

Liquidity and Capital Resources

     General

     At July 4, 2004, we had $14.8 million in cash, and we had $21.4 million in borrowings (which includes $4.8 million of short-term borrowings) and $16.6 million in letters of credit outstanding under our revolving credit facility. As of July 4, 2004, we could have incurred $52.9 million of additional borrowings under our revolving credit facility.

     Analysis of Cash Flows

     Our primary sources of cash during the six-month period ended July 4, 2004, were (1) $16.6 million of additional domestic borrowings under our revolving credit facility, and (2) $7.6 million of net proceeds (after payment of fees, expenses, and redemption, including accrued interest, of our 9.5% senior subordinated notes due 2005) from the issuance of our 9.5% senior subordinated notes due 2014. The primary uses of cash for the six months ended July 4, 2004 were (1) $15.6 million related to an increase in inventory levels, (2) $10.9 million associated with the reduction of current liabilities, (3) $9.4 million for additions to property and equipment in our manufacturing facilities, (4) $2.3 million from increases in accounts receivable and (5) $3.6 million from prepaid expenses primarily consisting of insurance polices.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, under Item 7A. Our discussion here focuses on the quarter ended July 4, 2004, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

     At July 4, 2004, we recognized a $1.3 million decrease in our foreign currency translation adjustment account compared to December 28, 2003, primarily because of the weakening of the U.S. dollar against the Euro.

     Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

     To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at July 4, 2004. The values that result from these computations are compared with the market values of these financial instruments at July 4, 2004. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

     As of July 4, 2004, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $29.4 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $30.1 million.

     As of July 4, 2004, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $5.4 million or an increase in the fair value of our financial instruments of $4.4 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), pursuant to Rule 13a-14(c) under the Act. Based on that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of shareholders on May 20, 2004.

(b) Not applicable.

(c) The matters considered at the annual meeting, and votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, relating to each matter, are as follows:

     (i) Election of the following Directors:

Class A	For	Withheld
Dianne Dillon-Ridgley	40,610,396	891,114
June M. Henton	40,600,321	901,189
Christopher G. Kennedy	40,577,250	924,260
James B. Miller, Jr.	38,491,885	3,009,625
Thomas R. Oliver	40,578,960	922,550

Class B	For	Withheld
Ray C. Anderson	6,324,905	51,397
Edward C. Callaway	6,329,259	47,043
Carl I. Gable	6,329,259	47,043
Daniel T. Hendrix	6,329,259	47,043
J. Smith Lanier	6,329,259	47,043
Clarinus C. Th. Van Andel	6,329,259	47,043

(ii)	Proposal to approve the Interface, Inc. Executive Bonus Plan:

For	41,670,832
Against	923,286
Abstain	1,435,252
Broker Non-Votes	3,848,442

(d) Not applicable.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

(b) The following reports on Form 8-K were filed or furnished during the quarter ended July 4, 2004:

Date Filed
or Furnished	Items Reported	Financial Statements Filed
April 28, 2004	Press release reporting results for the first quarter of 2004	None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.
Date: August 12, 2004	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Vice President (Principal Financial Officer)