Form 10-Q
period 2004-10-03
INTERFACE INC
filed 2004-11-12
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended October 3, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Shares outstanding of each of the registrant’s classes of common stock at November 9, 2004:

Class	Number of Shares
Class A Common Stock, $.10 par value per share Class B Common Stock, $.10 par value per share	45,121,024 6,932,224

INTERFACE, INC.

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS)

	OCTOBER 3, 2004	DECEMBER 28, 2003
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$19,700	$15,990
Accounts Receivable	135,650	131,851
Inventories	135,579	133,022
Prepaid and Other Expenses	17,147	21,738
Assets of Business Held for Sale	44,717	93,405

TOTAL CURRENT ASSETS	352,793	396,006

PROPERTY AND EQUIPMENT, less accumulated depreciation	196,057	208,178
GOODWILL	197,111	191,202
OTHER ASSETS	99,242	98,888

	$845,203	$894,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$52,115	$57,371
Accrued Expenses	49,045	70,206
Liabilities of Business Held for Sale	7,131	11,590

TOTAL CURRENT LIABILITIES	108,291	139,167

LONG-TERM DEBT, less current maturities	16,116	—
SENIOR NOTES	325,000	325,000
SENIOR SUBORDINATED NOTES	135,000	120,000
DEFERRED INCOME TAXES	31,518	31,683
OTHER	55,700	56,233

TOTAL LIABILITIES	671,625	672,083

Minority Interest	3,995	3,458

SHAREHOLDERS’ EQUITY:
Common Stock	5,190	5,135
Additional Paid-In Capital	225,568	222,984
Retained Earnings	1,693	52,719
Accumulated Other Comprehensive Income	(27,811)	(27,048)
Minimum Pension Liability	(35,057)	(35,057)

TOTAL SHAREHOLDERS’ EQUITY	169,583	218,733

	$845,203	$894,274

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE		NINE
	MONTHS		MONTHS
	ENDED		ENDED
	OCTOBER 3,	SEPT. 28,	OCTOBER 3,	SEPT. 28,
	2004	2003	2004	2003
NET SALES	$222,822	$199,502	$649,068	$570,330
Cost of Sales	157,298	142,137	451,865	406,566

GROSS PROFIT ON SALES	65,524	57,365	197,203	163,764
Selling, General and Administrative Expenses	49,645	46,265	151,765	139,838
Restructuring Charge	—	—	—	4,555

OPERATING INCOME	15,879	11,100	45,438	19,371
Interest Expense	11,395	11,033	34,752	31,426
Bond Offering Cost	—	—	1,869	—
Other Expense (Income)	288	(148)	1,610	1,410

INCOME (LOSS) BEFORE TAXES ON INCOME	4,196	215	7,207	(13,465)
Income Tax Expense (Benefit)	1,826	69	2,619	(4,887)

Income (Loss) from Continuing Operations	2,370	146	4,588	(8,578)
Loss from Discontinued Operations, Net of Tax	(21,617)	(4,709)	(27,023)	(11,751)
Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	465	(8,825)	465	(8,825)
Impairment of Goodwill, Net of Tax	(29,044)	—	(29,044)	—

NET LOSS	$(47,826)	$(13,388)	$(51,014)	$(29,154)

Earnings (Loss) Per Share – Basic
Continuing Operations	$0.05	$0.00	$0.09	$(0.17)
Discontinued Operations	(0.43)	(0.09)	(0.53)	(0.23)
Gain (Loss) on Disposal of Discontinued Operations	0.01	(0.18)	0.01	(0.18)
Impairment of Goodwill	(0.58)	—	(0.58)	—

Earnings (Loss) Per Share – Basic	$(0.95)	$(0.27)	$(1.01)	$(0.58)

Earnings (Loss) Per Share – Diluted
Continuing Operations	$0.05	$0.00	$0.09	$(0.17)
Discontinued Operations	(0.42)	(0.09)	(0.52)	(0.23)
Gain (Loss) on Disposal of Discontinued Operations	0.01	(0.17)	0.01	(0.18)
Impairment of Goodwill	(0.56)	—	(0.56)	—

Earnings (Loss) Per Share – Diluted	$(0.92)	$(0.26)	$(0.98)	$(0.58)

Common Shares Outstanding – Basic	50,558	50,273	50,537	50,247
Common Shares Outstanding – Diluted	52,099	50,970	52,038	50,529

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(IN THOUSANDS)

	THREE		NINE
	MONTHS		MONTHS
	ENDED		ENDED
	OCTOBER 3,	SEPT. 28,	OCTOBER 3,	SEPT. 28,
	2004	2003	2004	2003
Net Loss	$(47,826)	$(13,388)	$(51,014)	$(29,154)
Other Comprehensive Income, Foreign Currency Translation Adjustment	621	280	(763)	16,649

Comprehensive Loss	$(47,205)	$(13,108)	$(51,777)	$(12,505)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	NINE
	MONTHS
	ENDED
	OCTOBER 3,	SEPT. 28,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(51,014)	$(29,154)
Impairment of goodwill	29,044	—
Loss on discontinued operations	27,023	11,751
Loss (gain) from disposal of discontinued operations	(465)	8,825

Income (loss) from continuing operations	4,588	(8,578)
Adjustments to reconcile income (loss) to cash provided by operating activities:
Depreciation and amortization	26,236	25,746
Deferred income taxes and other	(1,005)	743
Restructuring charges	—	4,555
Working capital changes:
Accounts receivable	(3,706)	(34,126)
Inventories	(3,295)	(7,722)
Prepaid expenses	(487)	1,093
Accounts payable and accrued expenses	(26,890)	2,122

Cash used in continuing operations	(4,559)	(16,167)
Cash provided by (used in) discontinued operations	(12,582)	967

CASH USED IN OPERATING ACTIVITIES:	(17,141)	(15,200)

INVESTING ACTIVITIES:
Capital expenditures	(11,481)	(10,397)
Cash proceeds from sale of discontinued operations	5,697	2,749
Other	(2,150)	2,938

CASH USED IN INVESTING ACTIVITIES:	(7,934)	(4,710)

FINANCING ACTIVITIES:
Net borrowing (reduction) of long-term debt	(103,886)	5,500
Proceeds from issuance of senior subordinated notes	135,000	—
Refinancing costs	(4,210)	—
Proceeds from issuance of common stock	1,702	42
Other	—	183

CASH PROVIDED BY FINANCING ACTIVITIES:	28,606	5,725

Net cash provided by (used in) operating, investing and financing activities	3,531	(14,185)
Effect of exchange rate changes on cash	179	1,103

CASH AND CASH EQUIVALENTS:
Net change during the period	3,710	(13,082)
Balance at beginning of period	15,990	33,773

Balance at end of period	$19,700	$20,691

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

     The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 28, 2003, consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

     In September 2003, the Company sold substantially all of the assets of its raised/access flooring business. In addition, the Company has committed to a plan to exit its owned Re:Source dealer businesses, which are part of a broader network of owned and aligned dealers that sell and install floorcovering products, and in the third quarter 2004 the Company began to dispose of several of its dealer subsidiaries. The balances of all of these businesses, as well as the businesses of a small dealer business in Australia and a small residential fabrics business that the Company has also decided to exit, have been segregated and reported as discontinued operations for all periods presented.

     Additionally, certain reclassifications have been made, including certain reclassifications from short-term liabilities to long-term liabilities and certain reclassifications related to discontinued operations, as of December 28, 2003, to conform to the current period presentation.

NOTE 2 — INVENTORIES

     Inventories are summarized as follows:

	(In thousands)
	October 3, 2004	December 28, 2003
Finished Goods	$73,350	$76,822
Work in Process	16,673	14,658
Raw Materials	45,556	41,542

	$135,579	$133,022

NOTE 3 — RESTRUCTURING CHARGES

2002 Restructuring

     During the fourth quarter of 2002, the Company recorded a pre-tax restructuring charge of $23.4 million. The charge reflected: (i) the consolidation of three fabrics manufacturing facilities; (ii) the further rationalization of the Re:Source Americas operations; (iii) a worldwide workforce reduction of approximately 206 employees; and (iv) the consolidation of certain European facilities. In 2003, we recognized an additional pre-tax restructuring charge related to this plan of $6.2 million ($4.6 million of which was recorded in the first nine months of 2003), primarily related to the incurrence of facilities consolidation costs and further staff reductions.

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

     The termination benefits of $7.3 million, primarily related to severance costs, are a result of aggregate reductions of 271 employees through October 3, 2004. The staff reductions as originally planned were expected to be as follows:

	U.S.	EUROPE	AUSTRALIA	TOTAL
Manufacturing	99	10	1	110
Selling and administrative	58	28	10	96

	157	38	11	206

     The following tables display the cash activities, during the nine-month period ending October 3, 2004, related to the 2002 restructuring summarized above:

Termination Benefits

	U.S.	EUROPE	AUSTRALIA	TOTAL
		(IN THOUSANDS)
Balance, at December 28, 2003	$1,698	$—	$—	$1,698
Cash payments	(1,455)	—	—	(1,455)

Balance, at October 3, 2004	$243	$—	$—	$243

Other Costs To Exit Activities

	U.S.	EUROPE	AUSTRALIA	TOTAL
		(IN THOUSANDS)
Balance, at December 28, 2003	$1,059	$2,926	$—	$3,985
Costs incurred	(648)	(520)	—	(1,168)

Balance, at October 3, 2004	$411	$2,406	$—	$2,817

NOTE 4 – INCOME (LOSS) PER SHARE

     Basic income (or loss) per share is computed by dividing net income (or loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Basic income (or loss) per share has been computed based upon 50,558,000 shares and 50,273,000 shares outstanding for the three-month periods ended October 3, 2004, and September 28, 2003, respectively, and based upon 50,537,000 shares and 50,247,000 shares outstanding for the nine-month periods ended October 3, 2004, and September 28, 2003, respectively. Diluted income (or loss) per share is calculated in a manner consistent with that of basic income (or loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. Diluted income (or loss) per share has been computed based upon 52,099,000 shares and 50,970,000 shares outstanding for the three-month periods ended

October 3, 2004, and September 28, 2003, respectively, and based upon 52,038,000 shares and 50,529,000 shares outstanding for the nine-month periods ended October 3, 2004 and September 28, 2003, respectively. During the three-month and nine-month periods ended October 3, 2004, there were vested, unexercised, in the money stock options for 2,072,000 shares and 2,072,000 shares, respectively. During the three-month and nine-month periods ended September 28, 2003, there were vested, unexercised, in the money stock options for 1,038,000 shares and 275,000 shares, respectively.

	(In Thousands Except Per Share Amounts)
For the Three-Month		Average Shares	Earnings
Period Ended	Net Income	Outstanding	Per Share
October 3, 2004	$(47,826)	50,558	$(0.95)
Effect of Dilution:
Options	—	1,541	0.03

Diluted	$(47,826)	52,099	$(0.92)

September 28, 2003	$(13,388)	50,273	$(0.27)
Effect of Dilution:
Options	—	697	0.01

Diluted	$(13,388)	50,970	$(0.26)

	(In Thousands Except Per Share Amounts)
For the Nine-Month		Average Shares	Earnings
Period Ended	Net Income	Outstanding	Per Share
October 3, 2004	$(51,014)	50,537	$(1.01)
Effect of Dilution:
Options	—	1,501	0.03

Diluted	$(51,014)	52,038	$(0.98)

September 28, 2003	$(29,154)	50,247	$(0.58)
Effect of Dilution:
Options	—	282	0.00

Diluted	$(29,154)	50,529	$(0.58)

NOTE 5 — SEGMENT INFORMATION

     Effective December 28, 2003, the Company changed its method of classifying its business into segments. All prior periods have been restated to reflect this change. In the second quarter of 2004, we changed the segment name “Services” to “Re:Source Network”, and we changed the segment name “Broadloom” to “Bentley Prince Street”, to better reflect the nature of the businesses that comprise these segments. (The former segment known as the Re:Source Network, which primarily encompassed our owned Re:Source dealers that provide carpet installation and maintenance services in the United States, is now reported as discontinued operations as required by GAAP.)

     Based on the quantitative thresholds specified in SFAS No. 131, the Company has determined that it now has four reportable segments: (1) the Modular Carpet segment, which includes our Interface, Heuga and InterfaceFLOR modular carpet businesses, (2) the Bentley Prince Street segment, which includes our Bentley and Prince Street broadloom, modular carpet and area rug businesses, (3) the Fabrics Group segment, which includes all of our fabrics businesses worldwide, and (4) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products, and also includes our Intersept antimicrobial sales and licensing program.

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

  Segment Disclosures

     Summary information by segment follows:

	Modular	Bentley	Fabrics	Specialty
	Carpet	Prince Street	Group	Products	Total
	(in thousands)
Three Months Ended October 3, 2004
Net sales	$141,393	$31,738	$46,658	$3,033	$222,822
Depreciation and amortization	3,322	424	2,774	39	6,559
Operating income (loss)	17,226	718	(1,578)	(181)	16,185
Total assets as of October 3, 2004	$467,285	$103,289	$224,188	$3,882	$798,644

Three Months Ended September 28, 2003
Net sales	$124,691	$28,366	$44,532	$1,913	$199,502
Depreciation and amortization	2,480	481	2,749	10	5,720
Operating income (loss)	12,131	988	(1,539)	(28)	11,552
Total assets as of September 28, 2003	$394,811	$101,160	$232,003	$30,122	$758,046

	Modular	Bentley	Fabrics	Specialty
	Carpet	Prince Street	Group	Products	Total
	(in thousands)
Nine Months Ended October 3, 2004
Net sales	$411,598	$88,070	$140,322	$9,078	$649,068
Depreciation and amortization	10,451	1,283	8,368	129	20,231
Operating income (loss)	44,699	(227)	1,852	(194)	46,130
Total assets as of October 3, 2004	$467,285	$103,289	$224,188	$3,882	$798,644

Nine Months Ended September 28, 2003
Net sales	$354,965	$79,431	$128,847	$7,087	$570,330
Depreciation and amortization	9,607	1,459	8,480	88	19,634
Operating income (loss)	32,251	(2,518)	(8,308)	168	21,593
Total assets as of September 28, 2003	$394,811	$101,160	$232,003	$30,122	$758,096

     A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2004	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$6,559	$5,720	$20,231	$19,634
Corporate depreciation and amortization	1,866	2,859	6,005	6,112

Reported depreciation and amortization	$8,425	$8,579	$26,236	$25,746

OPERATING INCOME
Total segment operating income	$16,185	$11,552	$46,130	$21,593
Corporate expenses and other reconciling amounts	(306)	(452)	(692)	(2,222)

Reported operating income	$15,879	$11,100	$45,438	$19,371

ASSETS (in thousands)	October 3, 2004	Sept. 28, 2003
Total segment assets	$798,644	$758,096
Discontinued operations	44,717	112,980
Corporate assets and eliminations	1,842	5,573

Reported total assets	$845,203	$876,649

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

     As of October 3, 2004, $20.1 million in borrowings (which includes $3.9 million of short-term borrowings) and $16.5 million in letters of credit were outstanding under our revolving credit facility. As of October 3, 2004, we could have incurred $50.6 million of additional borrowings under our revolving credit facility.

NOTE 7 – STOCK-BASED COMPENSATION

     We use the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expense related to stock option plans was not material for the three-month or nine-month periods ended October 3, 2004, and September 28, 2003, respectively.

     The following table includes disclosures required by SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended		Nine Months Ended
	October 3, 2004	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss as reported	$(47,826)	$(13,388)	$(51,014)	$(29,154)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(329)	(341)	(980)	(962)

Pro forma net loss	$(48,115)	$(13,729)	$(51,994)	$(30,116)

Basic loss per share as reported	$(0.95)	$(0.27)	$(1.01)	$(0.58)
Basic pro forma loss per share	$(0.95)	$(0.27)	$(1.03)	$(0.60)
Diluted loss per share as reported	$(0.92)	$(0.26)	$(0.98)	$(0.58)
Diluted pro forma loss per share	$(0.92)	$(0.27)	$(1.00)	$(0.60)

     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.

NOTE 8 – EMPLOYEE BENEFIT PLANS

     The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended October 3, 2004, and September 28, 2003, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	October 3, 2004	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003
	(in thousands)		(in thousands)
Service cost	$661	$510	$1,984	$1,528
Interest cost	2,544	2,066	7,630	6,190
Expected return on assets	(2,307)	(1,493)	(6,920)	(4,477)
Amortization of prior service costs	12	11	38	34
Recognized net actuarial (gains)/losses	782	487	2,345	1,470
Amortization of transition asset	33	(41)	99	(123)

Net periodic benefit cost	$1,725	$1,540	$5,176	$4,622

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	October 3, 2004	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003
	(in thousands)		(in thousands)
Service cost	$45	$62	$136	$186
Interest cost	185	167	569	503
Amortization of transition obligation	55	54	165	164
Amortization of prior service cost	12	12	36	36
Amortization of (gain)/loss	76	34	222	100

Net periodic benefit cost	$373	$329	$1,128	$989

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

     The Company has committed to a plan to exit its owned Re:Source dealer businesses, and in the third quarter 2004 we began to dispose of several of our dealer subsidiaries. In accordance with GAAP, we have therefore reported the results of operations for the owned Re:Source dealer businesses, as well as our small Australian dealer and small residential fabrics businesses that we have also decided to exit, as discontinued operations. In connection with this action, the Company also recorded write-downs for the impairment of assets and goodwill of $17.5 million and $29.0 million, respectively, in the third quarter of 2004.

     Information regarding all of the above-described discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2004	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003
	(in thousands)		(in thousands)
Net sales	$34,224	$41,815	$111,359	$125,274
Loss on operations before taxes on income	(5,656)	(6,345)	(13,852)	(17,592)
Taxes on income (benefit)	(1,560)	(1,636)	(4,350)	(5,841)
Loss on operations, net of tax	(4,096)	(4,709)	(9,502)	(11,751)

	October 3, 2004	Dec. 28, 2003
	(in thousands)
Current assets	42,424	56,345
Property and equipment	1,463	3,279
Other assets	830	33,781
Other liabilities	7,131	11,590

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 3, 2004

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
			(IN THOUSANDS)
Net sales	$159,320	$96,166	$—	$(32,664)	$222,822
Cost of sales	125,954	64,008	—	(32,664)	157,298

Gross profit on sales	33,366	32,158	—	—	65,524
Selling, general and administrative expenses	23,103	21,553	4,989	—	49,645

Operating income (loss)	10,263	10,605	(4,989)	—	15,879
Interest/Other expense	1,556	1,417	8,710	—	11,683

Income (loss) before taxes on income and equity in income of subsidiaries	8,707	9,188	(13,699)	—	4,196
Income tax (benefit) expense	(404)	3,008	(778)	—	1,826

Income (loss) from continuing operations	9,111	6,180	(12,921)	—	2,370
Loss on discontinued operations, net of tax	(21,455)	(162)	—	—	(21,617)
Gain on disposal of discontinued operations, net of tax	465	—	—	—	465
Impairment of goodwill, net of tax	(29,044)	—	—	—	(29,044)
Equity in income (loss) of subsidiaries	—	—	(34,905)	34,905	—

Net income (loss)	$(40,923)	$6,018	$(47,826)	$34,905	$(47,826)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 3, 2004

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
			(IN THOUSANDS)
Net sales	$472,753	$282,660	$—	$(106,345)	$649,068
Cost of sales	369,182	189,028	—	(106,345)	451,865

Gross profit on sales	103,571	93,632	—	—	197,203
Selling, general and administrative expenses	71,790	64,723	15,252	—	151,765

Operating income (loss)	31,781	28,909	(15,252)	—	45,438
Interest/Other expense	10,064	4,747	23,420	—	38,231

Income (loss) before taxes on income and equity in income of subsidiaries	21,717	24,162	(38,672)	—	7,207
Income tax (benefit) expense	4,349	8,998	(10,728)	—	2,619

Income (loss) from continuing operations	17,368	15,164	(27,944)	—	4,588
Loss on discontinued operations, net of tax	(26,506)	(517)	—	—	(27,023)
Gain on disposal of discontinued operations, net of tax	465	—	—	—	465
Impairment of goodwill, net of tax	(29,044)	—	—	—	(29,044)
Equity in income (loss) of subsidiaries	—	—	(23,070)	23,070	—

Net income (loss)	$(37,717)	$14,647	$(51,014)	$23,070	$(51,014)

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 3, 2004

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
			(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$2,667	$13,824	$3,209	$—	$19,700
Accounts receivable	62,628	69,217	3,805	—	135,650
Inventories	84,399	51,180	—	—	135,579
Prepaids and deferred income taxes	8,095	8,188	864	—	17,147
Assets of business held for sale	40,784	3,933	—	—	44,717

Total current assets	198,573	146,342	7,878	—	352,793
Property and equipment less accumulated depreciation	118,389	69,573	8,095	—	196,057
Investment in subsidiaries	172,426	69,082	177,990	(419,498)	—
Goodwill	106,027	91,084	—	—	197,111
Other assets	8,747	35,927	54,568	—	99,242

	$604,162	$412,008	$248,531	$(419,498)	$845,203

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,281	$21,961	$873	$—	$52,115
Accrued expenses	9,959	37,538	1,548	—	49,045
Liabilities of business held for sale	6,026	1,105	—	—	7,131

Total current liabilities	45,266	60,604	2,421	—	108,291
Long-term debt, less current maturities	—	—	16,116	—	16,116
Senior notes and senior subordinated notes	—	—	460,000	—	460,000
Deferred income taxes	14,898	11,963	4,657	—	31,518
Other	17,033	35,023	3,644	—	55,700

Total liabilities	77,197	107,590	486,838	—	671,625

Minority interests	—	3,995	—	—	3,995

Redeemable preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,190	(196,344)	5,190
Additional paid-in capital	191,411	12,525	225,568	(203,936)	225,568
Retained earnings	184,747	239,699	(461,426)	38,673	1,693
Accumulated other comprehensive income	(1,229)	(18,943)	(7,639)	—	(27,811)
Minimum pension liability	—	(35,057)	—	—	(35,057)

	$604,162	$412,008	$248,531	$(419,498)	$845,203

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS
ENDED OCTOBER 3, 2004

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
			(IN THOUSANDS)
Net cash provided by (used for) operating activities	$11,911	$2,450	$(31,502)	$—	$(17,141)
Cash flows from investing activities:
Purchase of plant and equipment	(9,319)	(1,835)	(327)	—	(11,481)
Other	(1,861)	89	5,319	—	3,547

Net cash provided by (used for) investing activities	(11,180)	(1,746)	4,992	—	(7,934)

Cash flows from financing activities:
Net repayments	(48)	—	(103,838)	—	(103,886)
Proceeds from issuance of senior subordinated notes	—	—	135,000	—	135,000
Refinancing cost	—	—	(4,210)	—	(4,210)
Proceeds from issuance of common stock	—	—	1,702	—	1,702
Other	—	—	—	—	—
Net cash provided by (used for) financing activities	(48)	—	28,654	—	28,606

Effect of exchange rate change on cash	—	179	—	—	179

Net increase (decrease) in cash	683	883	2,144	—	3,710
Cash at beginning of period	1,984	12,941	1,065	—	15,990

Cash at end of period	$2,667	$13,824	$3,209	$—	$19,700

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, under Item 7. Our discussions here focus on our results during the quarter ended, or as of, October 3, 2004, and the comparable period of 2003 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

     This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in the amendment to the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission on June 28, 2004, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Discontinued Operations

     Over the past few years, our owned Re:Source dealer businesses, which are part of a broader network comprised of both owned and aligned dealers that sell and install floorcovering products, have experienced decreased sales volumes and intense pricing pressure, primarily as a result of the economic downturn in the commercial interiors industry. As a result, we decided to exit our owned Re:Source dealer businesses, and in the third quarter 2004 we began to dispose of several of our dealer subsidiaries. In accordance with GAAP, we have therefore reported the results of operations for the owned

Re:Source dealer businesses (as well as the results of operations of a small Australia dealer business and a small residential fabrics business that we also decided to exit), for all periods reflected herein, as “discontinued operations”. Consequently, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes these discontinued operations unless we indicate otherwise.

     These discontinued operations represented revenues of $34.2 million and $37.6 million in the three-month periods ended October 3, 2004, and September 28, 2003, respectively, and represented revenues of $111.4 million and $110.9 million in the nine-month periods ended October 3, 2004, and September 28, 2003, respectively. Loss from operations of these businesses, net of tax, was $4.1 million and $3.8 million in the three-month periods ended October 3, 2004, and September 28, 2003, respectively, and $9.5 million and $8.1 million in the nine-month periods ended October 3, 2004, and September 28, 2003, respectively. The Company recorded write-downs, net of tax, for the impairment of assets and goodwill of $17.5 million and $29.0 million, respectively, in the third quarter of 2004, to adjust the carrying value of the assets of these businesses to their net realizable value.

     Our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, also excludes the results of our U.S. raised/access flooring business, which we sold in September 2003 and are included in the reported results for “discontinued operations” for such prior periods. The results of these discontinued operations for the three-month and nine-month periods ended September 28, 2003, yielded after-tax losses of $0.9 million and $3.7 million, respectively. The discontinued operations related to the U.S. raised/access flooring business had no impact for the three-month and nine-month periods ended October 3, 2004.

General

     During the quarter ended October 3, 2004, we had net sales of $222.8 million and a net loss of $47.8 million, or $0.92 per diluted share, compared with net sales of $199.5 million and a net loss of $13.4 million, or $0.26 per diluted share, in the comparable period last year. During the first nine months of fiscal 2004 (which was a 40-week period), we had net sales of $649.1 million and a net loss of $51.0 million, or $0.98 per diluted share, compared with net sales of $570.3 million and a net loss of $29.2 million (after giving effect to $4.6 million of pre-tax restructuring charges), or $0.58 per diluted share, in the comparable period last year (which was a 39-week period). Our net losses for the three-month and nine-month periods ended October 3, 2004 (despite increases in both sales and operating income compared with the prior year periods) are the result of the operational losses and write-downs associated with our discontinued operations, as discussed above. The 40 weeks versus the 39 weeks included in the respective 2004 and 2003 nine-month periods are a factor in certain of the comparisons reflected below.

Results of Operations

     The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the three-month and nine-month periods ended October 3, 2004, and September 28, 2003, respectively:

	Three Months Ended		Nine Months Ended
	10/03/04	09/28/03	10/03/04	09/28/03
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6	71.2	69.6	71.3

Gross profit on sales	29.4	28.8	30.4	28.7
Selling, general and administrative expenses	22.3	23.2	23.4	24.5
Restructuring charges	0.0	0.0	0.0	0.8

Operating income	7.1	5.6	7.0	3.4
Interest/Other expense	5.2	5.5	5.9	5.8

Income (loss) from continuing operations before tax expense or benefit	1.9	0.1	1.1	(2.4)
Income tax expense (benefit)	0.8	0.0	0.4	(0.9)

Income (loss) from continuing operations	1.1	0.1	0.7	(1.5)
Discontinued operations, net of tax	(9.5)	(6.8)	(4.1)	(3.6)
Impairment of goodwill, net of tax	(13.0)	0.0	(4.5)	0.0

Net loss	(21.4)	(6.7)	(7.9)	(5.1)

     Below we provide information regarding net sales for each of our four operating segments, and analyze those results for the three-month and nine-month periods ended October 3, 2004, and September 28, 2003, respectively.

     Net Sales by Business Segment

     Net sales by operating segment and for our Company as a whole were as follows for the three-month and nine-month periods ended October 3, 2004, and September 28, 2003, respectively:

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
Net Sales By Segment	10/03/04	09/28/03	Change	10/03/04	09/28/03	Change
	(In Thousands)			(In Thousands)
Modular Carpet	$141,393	$124,691	13.4%	$411,598	$354,965	16.0%
Bentley Prince Street	31,738	28,366	11.9%	88,070	79,431	10.9%
Fabrics Group	46,658	44,532	4.8%	140,322	128,847	8.9%
Specialty Products	3,033	1,913	58.6%	9,078	7,087	28.1%

Total	$222,822	$199,502	11.7%	$649,068	$570,330	13.8%

     In the following discussion of net sales by operating segment, it should be noted that the nine-month period ended October 3, 2004, contained 40 weeks, while the comparable period in 2003 contained 39 weeks, which is a factor in the comparison of results for those periods.

     Modular Carpet Segment. For the three-month period ended October 3, 2004, net sales for the Modular Carpet segment increased $16.7 million (13.4%) versus the comparable period in 2003. For the nine-month period ended October 3, 2004 (which was a 40-week period), net sales for the Modular Carpet segment increased $56.6 million (16.0%) versus the comparable period in 2003 (which was a 39-week period). On a geographic basis, we experienced significant increases in net sales in the Americas and in Asia-Pacific for both the three-month period (up 21.4% and 24.1%, respectively) and nine-month period (up 35.5% and 14.6%, respectively) ended October 3, 2004, versus the comparable periods in 2003. Net sales in the European portion of the business were up 0.2% for the three-month period in local currency terms and up 10.3% in U.S. dollars versus the comparable period in 2003. For the nine-month period ended October 3, 2004, European sales were flat in local currency terms and up 9.4% in U.S. dollars versus the comparable period in 2003. We also saw a significant increase in our sales into the education, retail, government and residential market segments in North America, which we attribute to our focus on those market segments, among others, as part of our strategy to increase product sales in non-corporate office market segments. Sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region and to our introduction of a Heuga brand modular carpet line at competitive, mid-level prices.

     Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the three-month period ended October 3, 2004 increased $3.4 million (11.9%) versus the comparable period in 2003. For the nine-month period ended October 3, 2004, net sales increased $8.6 million (10.9%) versus the comparable period in 2003. These increases were attributable primarily to the improving corporate office market, as well as the success of our market segmentation strategy, particularly in the retail, education and hospitality market segments.

     Fabrics Group Segment. For the three-month period ended October 3, 2004, net sales for our Fabrics Group segment increased $2.1 million (4.8%) versus the comparable period in 2003. For the nine-month period ended October 3, 2004, net sales increased $11.5 million (8.9%) versus the comparable period in 2003. These increases were attributable primarily to the improving corporate office market.

     Specialty Products Segment. For the three-month period ended October 3, 2004, net sales for our Specialty Products segment increased $1.1 million (58.5%) versus the comparable period in 2003. For the nine-month period ended October 3, 2004, net sales increased $2.0 million (28.1%) versus the comparable period in 2003. These increases were attributable primarily to the improving corporate office market.

     Cost and Expenses

     Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 3, 2004, and September 28, 2003, respectively:

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
Cost and Expenses	10/03/04	09/28/03	Change	10/03/04	09/28/03	Change
	(In Thousands)			(In Thousands)
Cost of Sales	$157,298	$142,137	10.7%	$451,865	$406,566	11.1%
Selling, General and Administrative Expenses	49,645	46,265	7.3%	151,765	139,838	8.5%

Total	$206,943	$188,402	9.8%	$603,630	$546,404	10.5%

     For the three-month period ended October 3, 2004, our cost of sales increased $15.2 million (10.7%) versus the comparable period in 2003, primarily due to increased product ($10.1 million) and labor ($1.0 million) costs associated with increased production levels during the third quarter of 2004. Our raw materials costs in the third quarter 2004 were up between 1-2% versus the same period in 2003, primarily due to increased prices for petrochemical products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $2.3 million increase in the cost of goods sold during the third quarter 2004 compared with the same period in 2003. As a percentage of net sales, cost of sales decreased to 70.6% for the quarter ended October 3, 2004, versus 71.2% for the comparable period in 2003. The percentage decrease was primarily due to (1) the increased absorption of fixed manufacturing costs as a result of improved sales volume, accounting for approximately 75% of the percentage decrease, and (2) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, accounting for approximately 10% of the percentage decrease.

     For the nine-month period ended October 3, 2004 (which was a 40-week period), our cost of sales increased $45.3 million (11.1%) versus the comparable period in 2003 (which was a 39-week period), primarily due to increased product ($30.2 million) and labor ($5.9 million) costs associated with increased production levels during the first nine months of 2004. Our raw materials costs in the first nine months of 2004 were up between 1-2% versus the same period in 2003, primarily due to increased prices for petrochemical products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $8.8 million increase in the cost of goods sold during the nine-month period in 2004 compared with the same period in 2003. As a percentage of net sales, cost of sales decreased to 69.6% for the nine-month period ended October 3, 2004, versus 71.3% for the comparable period in 2003. The percentage decrease was primarily due to (1) the increased absorption of fixed manufacturing costs as a result of improved sales volume, accounting for approximately 60% of the percentage decrease, and (2) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, accounting for approximately 15% of the percentage decrease.

     For the three-month period ended October 3, 2004, our selling, general and administrative expenses increased $3.4 million (7.3%) versus the comparable period in 2003. The primary components of this increase were: (1) $1.0 million of performance bonuses paid in the third quarter of 2004 that were not paid in the third quarter of 2003; (2) $1.3 million in commission payments due to the increased level of sales in the third quarter 2004; and (3) $1.1 million due to currency fluctuations (primarily the movement of the Euro). As a percentage of net sales, selling, general and administrative expenses decreased to 22.3% for the quarter ended October 3, 2004, versus 23.2% for the comparable period in 2003. The percentage decrease was primarily due to (1) the increased absorption of the fixed portion of administrative costs as a result of improved sales volume, accounting for approximately 75% of the percentage decrease, and (2) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, accounting for approximately 15% of the percentage decrease.

     For the nine-month period ended October 3, 2004, our selling, general and administrative expenses increased $11.9 million (8.5%) versus the comparable period in 2003. The primary components of this increase were: (1) $5.6 million in commission payments due to the increased level of sales in the first nine months of 2004; (2) $4.4 million due to currency fluctuations (primarily the movement of the Euro); (3) $4.3 million of performance bonuses paid in the first nine months of 2004 that were not paid in the first nine months of 2003; and (4) $1.0 million of extra administrative costs due to the 40-week period in the first nine months of 2004 versus a 39-week period in the first nine months of 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 23.4% for the nine-month period ended October 3, 2004, versus 24.5% for the comparable period in 2003. The percentage decrease was primarily due to (1) the increased absorption of the fixed portion of administrative costs as a result of improved sales volume, accounting for approximately 80% of the percentage decrease, and (2) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, accounting for approximately 10% of the percentage decrease.

     Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General	Three Months Ended			Nine Months Ended
and Administrative Expenses			Percentage			Percentage
(Combined)	10/03/04	09/28/03	Change	10/03/04	09/28/03	Change
	(In Thousands)			(In Thousands)
Modular Carpet	$124,367	$112,560	10.5%	$366,899	$322,714	13.7%
Bentley Prince Street	30,820	27,378	12.6%	88,297	80,449	9.8%
Fabrics Group	48,236	46,071	4.7%	138,470	134,544	2.9%
Specialty Products	3,214	1,941	65.6%	9,272	6,919	34.0%
Corporate Expenses and Eliminations	306	452	(32.3)%	692	1,778	(61.1)%

Total	$206,943	$188,402	9.8%	$603.630	$546,404	10.5%

     Interest Expenses

     For the three-month period ended October 3, 2004, interest expense increased $0.4 million to $11.4 million, versus $11.0 million in the comparable period in 2003. For the nine-month period ended October 3, 2004, interest expense increased $3.4 million to $34.8 million, versus $31.4 million in the comparable period in 2003. This increase was due primarily to (1) increased borrowings during each of the first three quarters of 2004 to support increased working capital levels as a result of improved sales volume during the period, and (2) a higher overall borrowing rate of interest versus the comparable period in 2003.

Liquidity and Capital Resources

     General

     At October 3, 2004, we had $19.7 million in cash, and we had $20.1 million in borrowings (which includes $3.9 million of short-term borrowings) and $16.5 million in letters of credit outstanding under our revolving credit facility. As of October 3, 2004, we could have incurred $50.6 million of additional borrowings under our revolving credit facility.

     Analysis of Cash Flows

     Our primary sources of cash during the nine-month period ended October 3, 2004, were (1) $16.1 million of additional domestic borrowings under our revolving credit facility, (2) $7.6 million of net proceeds (after payment of fees, expenses and redemption, including accrued interest, of our 9.5% senior subordinated notes due 2005) from the issuance of our 9.5% senior subordinated notes due 2014, (3) $5.7 million received from the sale of certain discontinued operations, and (4) $1.7 million from the issuance of common stock associated with the exercise of employee stock options. The primary uses of cash for the nine months ended October 3, 2004 were (1) $26.9 million associated with the reduction of current liabilities, (2) $11.5 million for additions to property and equipment in our manufacturing facilities, (3) $3.7 million from increases in accounts receivable, (4) $3.3 million related to an increase in inventory levels, and (5) $2.2 million of other investing primarily associated with deposits and other non-current expenditures.

     The Company estimates the future cash expenditures related to its plan to exit its owned Re:Source dealer businesses (as well as a few additional small businesses as described above) to be $10 million, primarily for funding future losses and for potentially continuing lease obligations and potential severance benefits. Such cash expenditures are expected to be offset by the realization of approximately $25 million of working capital proceeds associated with the exit activities. The Company expects the exit activities to be substantially completed by the end of the second quarter of 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, under Item 7A. Our discussion here focuses on the quarter ended October 3, 2004, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

     At October 3, 2004, we recognized a $0.8 million decrease in our foreign currency translation adjustment account compared to December 28, 2003, primarily because of the weakening of the U.S. dollar against the Euro.

     Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

     To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at October 3, 2004. The values that result from these computations are compared with the market values of these financial instruments at October 3, 2004. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

     As of October 3, 2004, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $28.8 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $28.4 million.

     As of October 3, 2004, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $5.4 million or an increase in the fair value of our financial instruments of $4.4 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

INTERFACE, INC.
Date: November 11, 2004	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Vice President (Principal Financial Officer)