Form 10-K
period 2004-12-31
INTERFACE INC
filed 2005-03-17
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2005

Commission File No.: 0-12016

Interface, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-1451243
(State of incorporation)	(I.R.S. Employer Identification No.)

2859 Paces Ferry Road, Suite 2000
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

     Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 2, 2004 (assuming conversion of Class B Common Stock into Class A Common Stock): $406,578,257 (46,413,043 shares valued at the last sales price of $8.76 on July 2, 2004). See Item 12.

     Number of shares outstanding of each of the registrant’s classes of Common Stock, as of March 1, 2005:

Class	Number of Shares
Class A Common Stock, $0.10 par value per share	45,543,224
Class B Common Stock, $0.10 par value per share	7,296,059

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Introduction and General

     We are the worldwide leader in design, production and sales of modular carpet, and we are a leading manufacturer and marketer of other products for the interiors market, with a strong presence in the broadloom carpet, panel fabrics and upholstery fabrics market segments. We market products in over 100 countries around the world under such brand names as Interface®, Heuga®, Bentley®, Prince Street® and InterfaceFLOR™ in modular carpet; Bentley, Prince Street and Prince Street House and Home™ in broadloom carpet; Guilford of Maine®, Toltec®, Intek®, Chatham® and Camborne™ in interior fabrics and upholstery products; and Intersept® in antimicrobial chemicals. Our sales force is one of the largest in the global commercial floorcovering industry. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where our sales were approximately 66%, 27% and 7%, respectively, of total net sales for fiscal year 2004.

     In 2004, we decided to exit our owned Re:Source® service network, which provides specialized carpet replacement, installation, maintenance and reclamation services. Thus, we now reflect the results of that business (as well as the results of operations of a small Australian dealer business and a small residential fabrics business that we also decided to exit) as discontinued operations.

     Our market share, which we believe is approximately 35% of the specified carpet tile segment (which is the segment where architects and designers are heavily involved in “specifying,” or selecting, the carpet), is more than double that of our nearest competitor. In the broadloom market segment, our Bentley and Prince Street brands are leaders in the high-end, designer-oriented sector, where custom design and high quality are the principal specifying and purchasing factors. Our Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share we believe to be approximately 60%, and the leading manufacturers of contract upholstery fabrics sold to office furniture manufacturers in the United States and the United Kingdom, with market shares we believe to be approximately 30% and 67%, respectively.

     Drawing upon these strengths — especially our historical dominance in modular carpet for the corporate office segment — we are increasing our presence and market share in other commercial and institutional segments, such as government, healthcare, hospitality, education and retail space, and we have begun to develop our business in the huge residential market segment. The U.S. residential market segment for carpet is approximately $11 billion, and the combined U.S. market for carpet in the other commercial and institutional market segments is almost twice the size of the corporate office segment. The appeal and utilization of modular carpet is expanding rapidly in each of these markets, and we are using our considerable skills and experience with designing, producing and marketing modular products to support and facilitate our penetration into these new markets.

     We operate in an industry that is highly correlated with economic conditions that affect corporate profits or commercial or institutional space refurbishment. As a result, our business during the years 1999 through 2003, in concert with the commercial interiors industry in general, experienced an unprecedented downturn, both in severity and duration. In comparison to the previous longest downturn, which began around 1990 and lasted for approximately 15 months, this latest downturn resulted in decreased orders year-over-year for office furniture in 31 of the 36 months ended December 2003. During this period, office furniture shipments reached their lowest levels since the early 1990s. These statistics, which the commercial interiors industry considers to be leading indicators of business conditions, are based on data compiled by the Business and Institutional Furniture Manufacturer’s Association (BIFMA). During 2004, and particularly in the second half of the year, the industry began recovering from the downturn, which has contributed to our improved results. Our net sales increased to $881.7 million in 2004 from $766.7 million in 2003.

     We weathered this downturn in our industry, and we believe we are positioned for a resurgence as economic conditions improve and the industry recovers, because of our modular product dominance, strong business model and several strategic restructuring initiatives we implemented beginning in 2000. These initiatives included:

•	reducing both our manufacturing operations and workforce (including 12 plant closings and a 30% reduction in headcount since 2000);

•	implementing a comprehensive company-wide supply chain management program;

•	exiting our unprofitable U.S. raised/access flooring business and our Re:Source service business;

•	repositioning our broadloom business to focus on the historically profitable high-end sector in which architects and designers are heavily involved in specifying (or selecting) the floorcovering product (which is referred to as the specified, designer-oriented sector), while also expanding our offerings of products with lower prices to reach markets such as tenant improvement; and

•	improving our capital structure by extending the maturity of substantially all of our debt and establishing an asset-based revolving credit facility with less restrictive terms than our prior credit facility.

     At the same time, we continued to invest strategically in innovative product concepts and designs to penetrate several non-corporate office segments of the interiors market. As a result of these factors, we have reduced our exposure to economic and business cycles that affect the corporate office segment more adversely than other segments, while maintaining our historical dominance in modular products and fabrics for that segment. We are building upon our historical dominance in modular carpet, fabrics and high-end, specified broadloom carpet to penetrate additional market segments.

  Our Strengths

     We are better positioned today in several key areas because of the above fundamental elements of our business and affirmative strategic initiatives we implemented over the past several years. We are poised to capitalize upon several significant market opportunities as economic and industry conditions improve. Our principal competitive strengths include:

     Market Leader in Attractive Modular Segment. We are the world’s leading manufacturer of modular carpet, with a market share that we believe is more than twice that of our nearest competitor. Modular carpet includes carpet tile and structure-backed two-meter roll goods. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users become more familiar with its unique beneficial attributes. We are driving this trend with our product innovations discussed below, and we expect that it will continue. According to the 2004 Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was the leading product specified by designers for customer projects for the sixth consecutive year. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet.

     Established Brands and Reputation for Quality, Reliability and Leadership. Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace. Our established brand names in carpets and interior fabrics are leaders in the industry. In the 2004 interiors industry survey of top designers published by Floor Focus, an Interface brand ranked first or second in each of the five survey categories: carpet design, quality, service, performance and value. On the international front, Heuga is one of the well recognized brand names in carpet tiles for commercial, institutional and residential use worldwide. Guilford of Maine, Chatham, Intek and Camborne are leading brand names in their respective markets for interior fabrics. More generally, as the appeal and utilization of modular carpet continues to expand into new market segments such as education, hospitality and retail space, our reputation as the inventor and pioneer of modular carpet — as well as our established brands and dominant market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets. We are also a well-known leader in ecological sustainability, as we endeavor to cease being a net “taker” from the earth. Our sustainability efforts are increasingly recognized by customers and prospects, which is an advantage as more businesses consider “green factors” when making purchase decisions.

     Innovative Product Design and Development Capabilities. Our product design and development capabilities have long given us a significant competitive advantage, and they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our best design innovations is our i2™ modular product line, which includes our popular Entropy® product. The i2 line introduced and features random patterning designs (which allow for mergeable dye lots and permit initial installation and replacement without regard to the directional orientation of the carpet tiles), cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. We have been seeking a patent on the key elements that make the Entropy design work, and we have received notice from the U.S. Patent Office that this patent will soon issue. Our i2 line of products now comprises more than 30% of our total U.S. modular carpet business, and Entropy has become the fastest growing product in our history. Biomorph™, another one of our i2 products, garnered the Best of NeoCon Gold Award at the 2003 NeoCon annual trade show. We introduced approximately 100 new i2 products at the 2004 NeoCon trade show, which we believe was several times more than the product introductions of any of our competitors. Our i2 products represent a differentiated category of smart, environmentally sensitive and stylish modular carpet. Our long-standing exclusive consulting relationship with award-winning design firm David Oakey Designs, Inc. (Oakey Designs) remains vibrant and augments our internal research, development and design staff. Oakey Designs has had a pivotal role in developing our i2 product line.

     Strong Free Cash Flow Generation. Our ability to generate strong free cash flow (by which we mean, as described in detail in the next paragraph, cash available to apply towards debt service) represents a key strength for our operations. We have no significant debt amortization or debt maturity obligations with respect to our senior or senior subordinated notes until 2008, and our revolving credit facility does not mature until October 2007. Drawing upon the specified, high-end nature of our principal products and their premium positioning in the marketplace, we have structured our principal businesses to yield high contribution margins. Our business is also characterized by low maintenance capital expenditures, and we previously made the strategic investments necessary to establish our global manufacturing capabilities and mass customization techniques and facilities. Several of our strategic restructuring initiatives over the past three years further enhanced our ability to generate free cash flow. As a result, we have the current capacity, without significant incremental capital expenditures, to increase production levels to handle significantly higher demand for our products — which may result from either or both of (1) improved economic conditions and (2) the continued expansion of our business in non-corporate office market segments — and thus to generate significantly higher levels of free cash flow in the future.

     We calculate free cash flow as the sum of (1) cash provided by (or used in) operating activities from continuing operations, plus (2) cash provided by (or used in) investing activities, with adjustments in prior periods to account for the impact of our former accounts receivable securitization program, which was terminated in June 2003. The impact of such adjustments for 2003, 2002, and 2001, add $30.0 million, $4.0 million, and $20.0 million, respectively, of cash flow to the above baseline calculations of free cash flow (there was no impact in 2004). As a result, we had positive free cash flow in 2004, 2003 and 2002 of $20.5 million, $21.1 million and $57.9 million, respectively, reflecting a substantial improvement over our negative free cash flow position of $8.8 million in 2001, and consistent with the strategic results we have targeted. While free cash flow should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, we believe our free cash flow position is useful information because it is indicative of our ability to repay our indebtedness.

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

     Experienced and Motivated Management and Sales Force. An important component of our competitive position is the quality of our management team and its commitment to developing and maintaining an engaged and accountable work force. Over the past three years, we have augmented our senior management team in several areas with experienced executives. Our team is highly skilled and dedicated to guiding our overall growth and expansion into our targeted new market segments, while maintaining our dominance in traditional markets and advancing our high contribution margins and free cash flow generation strategic initiatives. We utilize an internal marketing and predominantly commissioned sales force of approximately 660 experienced personnel, stationed at over 70 locations in over 30 countries, to market our products and services in person to our customers. We have also developed special features for our incentive compensation and our sales and marketing training programs in order to promote performance and facilitate leadership by our executives in strategic areas.

   Our Business Strategy and Principal Initiatives

     Our business strategy is (1) to continue to use our dominant position in the modular carpet segment and our product design and global make-to-order capabilities as a platform from which to exploit the expanding markets for modular products across industry segments, while maintaining our leadership position in the corporate office market segment, and (2) to return to our historical profit levels in the high-end, designer-oriented sector of the broadloom carpet and interior fabrics markets. We will seek to increase revenues, free cash flow and profitability by capitalizing on the following key strategic initiatives:

     Penetrate Expanding Markets for Modular Products. The popularity of modular carpet continues to increase compared with other floorcovering products across most markets, internationally as well as in the United States. While maintaining our dominance in the corporate office segment, we will continue to build upon our position as the worldwide leader for modular carpet in order to promote sales in all market segments globally. Our i2 product line and marketing campaign highlights our Entropy and Cubic™ modular carpet products, and our Pictorials™, Vertical Circles™ and Viewpoint™ collections of modular carpet products, that we believe are defining the standards for modular carpet today, across market segments and globally. These standards are based on the features that our i2 line is pioneering: random patterning, mergeable dye lots, cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. As part of our focus on the approximately $11 billion U.S. residential carpet market segment, we launched our InterfaceFLOR and Prince Street House and Home product lines, which are discussed below. A principal part of our international focus — which utilizes our global marketing capabilities and sales infrastructure — is the significant opportunities in several emerging geographic markets for modular carpet. Some of these markets, such as China, India and Eastern Europe, represent large and growing economies that are essentially new markets for modular carpet products. Others, such as Germany, are established markets that are transitioning to the use of modular products from historically low levels of penetration by modular carpet. Each of these emerging markets represents a significant growth opportunity for our modular business. Our initiative to penetrate these markets will include drawing upon our internationally recognized Heuga brand. For example, we successfully introduced a mid-priced Heuga brand into Asia in 2003, and we plan similar products for other regions while also marketing products based on our new i2 line.

     Increase All Product Sales in Non-Corporate Office Market Segments. In both our floorcoverings and fabrics businesses, we will continue to focus product design and marketing and sales efforts on non-corporate office market segments such as government, education, healthcare, hospitality, retail, tenant improvement and residential space. We began this initiative as part of our segment diversification strategy in 2001 primarily to reduce our exposure to the more severe economic cyclicality of the corporate office segment, and we reduced our mix of corporate office versus non-corporate office modular carpet sales in the Americas from 64% and 36% in fiscal 2001 to 49% and 51% for fiscal 2004. To implement this strategy, we have:

•	introduced specialized product offerings tailored to the unique demands of these segments, including specific designs, functionalities and prices;

•	created special sales teams dedicated to penetrating these segments at a high level, with a focus on specific customer accounts rather than geographic territories; and

•	realigned incentives for our corporate office segment sales force generally in order to encourage their efforts, where appropriate, to assist our penetration of these other segments.

As part of this strategy for the U.S. residential market segment, we launched our InterfaceFLOR and Prince Street House and Home lines of products in 2003. These products were specifically created to bring high style modular and broadloom floorcovering to the residential market. As part of its marketing approach, InterfaceFLOR offers direct-to-consumer sales by catalog and website. In addition, a number of our residential modular products are being offered by the home-improvement retailer Lowe’s, and through the modern furnishings retailer Design Within Reach.

     Pay Down Debt. One of our objectives is to use the strong free cash flow generation capability of our business to repay our existing debt and to continue to enhance our financial position. Our prior initiatives have positioned us to do so. We will continue to execute programs to reduce costs further and enhance free cash flow. In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow when demand for our products rises as a result of improved economic conditions generally or the increase in revenues otherwise from our other strategic initiatives.

     Advance Ecological Sustainability. Our goal and commitment to be ecologically “sustainable” by 2020 — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — is both a strategic initiative and a competitive strength. Increasingly, our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our commitment to sustainability preceded the market’s interest, and it is ingrained in our culture. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and the related Leadership in Energy & Environmental Design (LEED) Green Building Rating System, resonate deeply with many of our customers and prospects around the globe, and these businesses are increasingly making purchase decisions based on “green” factors. LEED is a voluntary, consensus-based national standard for developing high-performance, sustainable buildings that emphasizes state of the art strategies for sustainable site development, water savings, energy efficiency, materials selection and indoor environmental quality. Our modular carpet products historically have had inherent installation and maintenance advantages that translated into greater efficiency and waste reduction. We have further enhanced the “green” quality of our modular carpet in our new, highly successful i2 product line, and we are using raw materials and production technologies and processes in areas of our fabrics business that directly reduce the adverse impact of those operations on the environment. The 2004 Floor Focus survey of the top 250 designers named us the top company among the “Green Leaders” and gave our carpet tiles and GlasBac RE recycled backing the top honors for “Green Kudos.” As more customers in our target markets share our view that sustainability is good business and not just good deeds, our acknowledged leadership position should provide a differentiated advantage in competing for their business.

     Continue to Tighten Our Supply Chain and Cost Containment Generally. For 2004, our company-wide, end-to-end, supply chain management program continued to facilitate performance improvement across our businesses around the world. That program — which focuses on the three major areas of inventory performance, accounts receivable optimization, and supplier and spending management — has instituted a cultural shift within our company because of its immediate and demonstrable bottom line results. For example, our inventory turns for 2004 increased 5.1% over 2003 levels. Beyond that initiative, we have been steadily trimming costs from our operations for several years, through multiple and sometimes painful initiatives, which has served to make us leaner today and for the future. For example, since 2000, we have rationalized our operations by closing 12 manufacturing facilities; reduced our worldwide workforce by over 30%; trimmed annual selling, general and administrative expenses by approximately $44 million; and reduced the total number of SKUs in our broadloom business by approximately 38%. We will continue to implement prudent initiatives in these and other areas in order to further eliminate or contain costs, while remaining poised to capitalize upon market improvements.

Floorcovering Products/Services

   Products

     Interface is the world’s largest manufacturer and marketer of modular carpet, with a global market share that we believe is approximately 35%. Modular carpet includes carpet tile and structure-backed two-meter roll goods. We also manufacture and sell broadloom carpet, which generally consists of tufted carpet sold primarily in twelve-foot rolls, under the Bentley and Prince Street brands. Our broadloom operations focus on the high quality, designer-oriented sector of the U.S. broadloom carpet market.

     Modular Carpet. Our modular carpet system, which is marketed under the established global brands Interface and Heuga, and more recently under the Bentley and Prince Street brands, utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 square centimeters) or rectangles to produce a floorcovering that combines the appearance and texture of broadloom carpet with the advantages of a modular carpet system. Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that allows tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we market under the GlasBac RE trademark.

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

     In addition to general uses of our carpet tile, we produce and sell a specially adapted version of our carpet tile for the healthcare facilities market. Our carpet tile possesses characteristics — such as the use of the Intersept antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns — which make it suitable for use in these facilities in place of hard surface flooring. Through our relationship with Oakey Designs, we also have created modular carpet products (some of which are part of our i2 product line) specifically designed for each of the education, hospitality and retail market segments. Moreover, we launched our InterfaceFLOR line of products to specifically target modular carpet sales to the residential market segment.

     We also manufacture and sell two-meter roll goods that are structure-backed and offer many of the advantages of both carpet tile and broadloom carpet. These roll goods are often used in conjunction with carpet tiles to create special design effects. Our current principal customers for these products are in the education, healthcare and government sectors.

     Broadloom Carpet. We maintain a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and short production and delivery times with a marketing strategy aimed at interior designers, architects and other specifiers. Our Bentley designs emphasize the dramatic use of color, while fashionable, multi-dimensional textured carpets with a hand-tufted look are the hallmark of Prince Street broadloom products. In addition, we recently launched the Prince Street House and Home collection of high-style broadloom carpet and area rugs targeted at design-oriented residential consumers.

   Services

     For several years, we provided or arranged for commercial carpet installation services, primarily through our Re:Source® service provider network. The network in the United States included owned and affiliated (or “aligned”) commercial floorcovering contractors at various locations across of the United States. In Australia, we offered these services through the largest single carpet distributor in that country.

     During the past few years, our owned Re:Source dealer businesses have experienced decreased sales volume and intense pricing pressure, primarily due to the economic downturn in the commercial interiors industry. As a result, we decided to exit our owned Re:Source dealer businesses, and in the third quarter 2004 we began to dispose of several of our dealer subsidiaries. At January 2, 2005, we had sold 5 of the 15 dealer businesses that we owned at the time we committed to the exit activities, and had initiated closure of 5 others. The results of our owned Re:Source dealer businesses (as well as the Australian dealer business and residential fabrics business that we also decided to exit) are included in discontinued operations. The exit activities are expected to be completed during the first half of 2005. We will, however, continue to maintain and grow a network of aligned, non-owned dealers that sell our products.

   Marketing and Sales

     We traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. We began this initiative as part of our segment diversification strategy in 2001 primarily to reduce our exposure to the more severe economic cyclicality of the corporate office segment, and we reduced our mix of corporate office versus non-corporate office modular carpet sales in the Americas from 64% and 36% in fiscal 2001 to 49% and 51% for fiscal 2004. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including the Interface and Heuga brands in modular carpet and Bentley and Prince Street brands in broadloom carpet. Our exclusive consulting agreement with the award-winning, premier design firm Oakey Designs has enabled us to introduce more than 100 new carpet designs in the United States in 2004 alone.

     An important part of our marketing and sales efforts involves the preparation of custom-made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles to meet the customer’s particular needs. Our mass customization initiative simplified our carpet manufacturing operations, which significantly improved our ability to respond quickly and efficiently to requests for samples. The turnaround time for us to produce made-to-order carpet samples to customer specifications has been reduced from an average of 30 days to less than five days, and the average number of carpet samples produced per month has increased tenfold since the mid 1990s. This sample production ability has significantly enhanced our marketing and sales efforts and has increased our volume of higher margin custom or made-to-order sales. In addition, through our websites, we have made it easy to view and request samples of our products. We also have technology which allows us to provide digital, simulated samples of our products, which helps reduce raw material and energy consumption associated with our samples.

     We primarily use our internal marketing and sales force to market our carpet products. In order to implement our global marketing efforts, we have product showrooms or design studios in the United States, Canada, Mexico, Brazil, Denmark, England, Ireland, France, Germany, Spain, the Netherlands, Australia, Japan, Hungary, Italy, Norway, Romania, Russia and Singapore. We expect to open offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

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

   Competition

     We compete, on a global basis, in the sale of our floorcovering products with other carpet manufacturers and manufacturers of vinyl and other types of floorcoverings. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. We believe we are the largest manufacturer of modular carpet in the world, possessing a global market share that we believe is approximately twice that of our nearest competitor. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and some of these competitors have financial resources greater than ours. In addition, some of the competing carpet manufacturers have the ability to extrude at least some of their requirements for fiber used in carpet products, which decreases their dependence on third party suppliers of fiber.

     We believe the principal competitive factors in our primary floorcovering markets are brand recognition, quality, design, service, broad product lines, product performance, marketing strategy and pricing. In the corporate office market, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. The quality, service, design, better and longer average product performance, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of our modular carpet are our principal competitive advantages.

     We believe we have competitive advantages in several areas. First, our relationship with Oakey Designs allows us to introduce numerous innovative and attractive floorcovering products to our customers. Additionally, we believe that our global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. Further, having the combination of modular and broadloom carpet lines enables us to offer one-stop shopping to commercial carpet customers and, thus, to capture some sales that may have gone to competitors. We believe that the incorporation of the Intersept antimicrobial chemical agent into the backing of our modular carpet enhances our ability to compete successfully with resilient tile in the healthcare market.

     In addition, we believe that our goal and commitment to be ecologically “sustainable” by 2020 — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — is a brand-enhancing, competitive strength as well as a strategic initiative. Increasingly, our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our commitment to sustainability preceded the market’s interest, and it is ingrained in our culture. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and the related LEED certification program, resonate deeply with many of our customers and prospects around the globe, and these businesses are increasingly making purchase decisions based on “green” factors.

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

     Our Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share we believe is approximately 60%. (Sales of panel fabrics constituted 58% of the Fabrics Group’s total North American fabrics sales in fiscal 2004.) We are also the leading manufacturer of contract upholstery sold to office furniture manufacturers in the United States and United Kingdom, with market shares in those countries in fiscal 2004 that we believe are approximately 30% and 67%, respectively.

     During the 1990s, we diversified and expanded significantly both our product offerings and markets for interior fabrics through several strategic acquisitions domestically and internationally. Our acquisition in 2000 of the furniture fabrics assets of the Chatham Manufacturing division of CMI Industries, Inc. established our dominance as the leading manufacturer of upholstery for the contract furniture manufacturer market. Our 2000 acquisition of Teknit Limited added three-dimensional knitted upholstery fabrics to our product portfolio, including the fabric often used on the arms of Herman Miller, Inc.’s top-selling Aeron chair. All of these developments have reinforced the Fabrics Group’s dominant position with original equipment manufacturers (OEMs) of movable office furniture systems. In addition, we manufacture other interior fabrics products, including wall covering fabrics, fabrics used for window treatments and fabrics used for cubicle curtains.

     In 2003, we placed our Fabrics Group under new senior management, with a mandate to improve the group’s operating efficiencies and financial performance. We have consolidated fabrics manufacturing facilities and eliminated underperforming product offerings, while maintaining the high level of customer awareness for our fabrics brands. In 2004, we decided to exit a small residential fabrics business, the results of which are included in discontinued operations.

     We manufacture fabrics made of 100% polyester (largely recycled content), as well as wool-polyester blends and numerous other natural and man-made blends, which are either woven or knitted. Our products feature a high degree of color consistency, natural dimensional stability and fire retardancy, in addition to their overall aesthetic appeal. All of our product lines are color and texture coordinated. We seek to continuously enhance product performance and attractiveness through experimentation with different fibers, dyes, chemicals and manufacturing processes. Product innovation in the interior fabrics market (similar to the floorcoverings market) is important to achieving and maintaining market share.

     We market a line of fabrics manufactured from recycled, recyclable or compostable materials under the Terratex® brand. The Terratex line includes both new products and traditional product offerings and includes products made from 100% post-consumer recycled polyester, 100% post-industrial recycled polyester and 100% post-consumer recycled wool. The first fabric to bear the Terratex label was Guilford of Maine’s FR-701® line of panel fabrics. We market seating fabrics under the Terratex label as well. Over the past few years, we have continued building awareness of the Terratex brand, which enhances the Interface corporate image and reputation. The Terratex products have been well received and are gaining momentum in the market, and we plan to expand our offerings under this label.

     Our TekSolutions operations provide the services of laminating fabrics onto substrates for pre-formed panels, coating fabrics with various treatments, warehousing fabrics for third parties, and cutting fabrics and other materials. We believe that significant market opportunities exist for the provision of this and other ancillary textile sequencing and processing services to OEMs and intend to participate in these opportunities.

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

   Marketing and Sales

     Our principal interior fabrics customers are OEMs of movable office furniture systems, and the Fabrics Group sells to essentially all of the major office furniture manufacturers. The Fabrics Group also sells to smaller office furniture manufacturers and manufacturers and distributors of wallcoverings, vertical blinds, cubicle curtains, acoustical wallboards and ceiling tiles. The Guilford of Maine, Toltec, Intek, Chatham and Camborne brand names are well-known in the industry and enhance our fabric marketing efforts.

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

   Manufacturing

     Our fabrics manufacturing facilities are located in Maine; Massachusetts; Michigan; North Carolina; Nottingham, England; Meltham, England; and Mirfield, England. The production of synthetic and wool-blended fabrics is a relatively complex, multi-step process. Raw fiber and yarn are placed in pressurized vats in which dyes are forced into the fiber. Particular attention is devoted to this dyeing process, which requires a high degree of precision and expertise in order to achieve color consistency. The principal raw materials used by us are readily available from multiple sources. The Fabrics Group also now uses 100% recycled fiber manufactured from PET soda bottles in some of its manufacturing processes.

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

     The environmental management system of two of the Fabrics Group’s facilities located in Guilford, Maine (one of which is its largest facility there) have been granted ISO 14001 certification. Our East Douglas, Massachusetts and Meltham, England fabrics manufacturing facilities are also certified under ISO 14001.

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

     We are the largest U.S. manufacturer of contract upholstery fabrics for office furniture manufacturers. We believe our share of the U.S. contract upholstery market is nearly double that of our closest competitor.

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

Specialty Products

     Our small Specialty Products business segment currently is comprised of Pandel, Inc., which produces vinyl carpet tile backing and specialty mat and foam products, and our Intersept antimicrobial chemical sales and licensing program. In 2003, we sold our U.S. raised/access flooring business and our adhesives and other specialty chemicals production business, which were part of this business segment. We continue to manufacture and sell our Intercell® brand raised/access flooring product in Europe.

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

     Through an agreement with the purchaser of our adhesive and specialty chemicals production business, we have continued to market a line of adhesives for carpet installation, as well as a line of carpet cleaning and maintenance chemicals, under the Re:Source brand.

Product Design, Research and Development

     We maintain an active research, development and design staff of approximately 120 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $8.0 million, $9.7 million and $10.1 million in 2004, 2003 and 2002, respectively.

     Interface Research (IRC) provides technical support and advanced materials research and development for the entire family of Interface companies. IRC assisted in the development of our NexStep® backing, which employs moisture-impervious polycarbite precoating technology with a chlorine-free urethane foam secondary backing, and also helped develop a post-consumer recycled, polyvinyl chloride, or PVC, extruded sheet process that has been incorporated into our GlasBac RE modular carpet backing. Our post-consumer PVC extruded sheet exemplifies our commitment to “closing-the-loop” in recycling. With a goal of supporting sustainable product designs in both floorcoverings and interior fabrics applications, IRC continues to evaluate 100% renewable polymers based on corn-derived polylactic acid (PLA) for use in our products and the development of post-consumer recycling technology for nylon face fibers.

     IRC is the coordinator of our Quest and EcoSense initiatives (discussed below) and supports the dissemination, consultancies and technical communication of our global sustainability endeavors. IRC’s laboratories also provide all biochemical and technical support to Intersept antimicrobial chemical product initiatives.

     Innovation and increased customization in product design and styling are the principal focus of our product development efforts at both IRC and our manufacturing locations. Our carpet design and development team is recognized as the industry leader in carpet design and product engineering for the commercial and institutional markets.

     Oakey Designs provides carpet design and consulting services to our floorcovering businesses pursuant to a consulting agreement with Interface, Inc. Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our floorcovering businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The current agreement, which has been for a term of five years, expires in May 2006. While the agreement is in effect, Oakey Designs cannot provide similar services to any other carpet company. Through our relationship with Oakey Designs, we introduced more than 100 new carpet designs in 2004 alone, and have enjoyed considerable success in winning U.S. carpet industry awards.

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

     More recently, our i2 product line — which includes, among others, our Cubic and patent-pending Entropy modular carpet products and the Pictorials, Vertical Circles and Viewpoint collections of modular carpet products — represents an innovative breakthrough in the design of modular carpet. The i2 line introduced and features random patterning, mergeable dye lots, cost-efficient installation and maintenance, interactive flexibility and recycled and recyclable materials. Most of these products may be installed without regard to the directional orientation of the carpet tile or the dye lot in which the carpet tile was manufactured, and their features also make installation, maintenance and replacement of modular carpet easier, less expensive and less wasteful.

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

     We have engaged some of the world’s leading authorities on global ecology as environmental advisors. The list of advisors includes: Paul Hawken, author of The Ecology of Commerce: A Declaration of Sustainability and The Next Economy, and co-author with Amory Lovins and Hunter Lovins of Natural Capitalism: Creating the Next Industrial Revolution; Mr. Lovins, energy consultant and co-founder of the Rocky Mountain Institute; John Picard, President of E2 Environmental Enterprises; Jonathan Porritt, director of Forum for the Future; Bill Browning, fellow and former director of the Rocky Mountain Institute’s Green Development Services; Dr. Karl-Henrik Robert, founder of The Natural Step; Janine M. Benyus, author of Biomimicry; Walter Stahel, Swiss businessman and seminal thinker on environmentally responsible commerce; and Bob Fox, renowned architect.

     Another one of our initiatives over the past several years has been the Envirosense Consortium, an organization of companies concerned with addressing workplace environmental issues, particularly poor indoor air quality. The Envirosense Consortium’s member organizations include interior products manufacturers (at least one of which is a licensee of our Intersept antimicrobial chemical) and design professionals.

     Our leadership, knowledge and expertise in this area, especially in the “green building” movement and the related LEED certification program, resonate deeply with many of our customers and prospects around the globe, and these businesses are increasingly making purchase decisions based on “green” factors. As more customers in our target markets share our view that sustainability is good business and not just good deeds, our acknowledged leadership position should strengthen our brands and provide a differentiated advantage in competing for business.

Backlog

     Our backlog of unshipped orders (excluding discontinued operations) was approximately $101.8 million at Sunday, February 27, 2005, compared to approximately $84.3 million at Sunday, February 29, 2004. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at February 27, 2005 are expected to be shipped during the succeeding six to nine months.

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

     We also own many trademarks in the United States and abroad. In addition to the United States, the primary countries in which we have registered our trademarks are the United Kingdom, Germany, Italy, France, Canada, Australia, Japan, and various countries in Central and South America. Some of our more prominent registered trademarks include: Interface, Heuga, Intersept, GlasBac, Guilford, Guilford of Maine, Bentley, Prince Street, Intercell, Chatham, Camborne, Terratex and FR-701. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

Financial Information by Operating Segments and Geographic Areas

     The Notes to Consolidated Financial Statements appearing in Item 8 of this Report set forth information concerning our sales, income and assets by operating segments, and our sales and long-lived assets by geographic areas. Additional information regarding sales by operating segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Employees

     At March 1, 2005, we employed a total of approximately 5,006 employees worldwide. Of such employees, approximately 2,322 are clerical, sales, supervisory and management personnel and approximately 2,684 are manufacturing and carpet service/installation personnel. We also utilized approximately 225 temporary personnel as of March 1, 2005.

     Some of the service businesses within the Re:Source service network (which we are exiting) have employee groups that are represented by unions. In addition, some of our production employees in Australia and the United Kingdom are represented by unions. In the Netherlands, a Works Council, the members of which are Interface employees, is required to be consulted by management with respect to certain matters relating to our operations in that country, such as a change in control of Interface Europe B.V. (our modular carpet subsidiary based in the Netherlands), and the approval of the Council is required for some of our actions, including changes in compensation scales or employee benefits. Our management believes that its relations with the Works Council, the unions and all of its employees are good.

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

Safe Harbor Compliance Statement for Forward-Looking Statements

     This report on Form 10-K contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed immediately below.

   Risk Factors

We compete with a large number of manufacturers in the highly competitive commercial floorcovering products market, and some of these competitors have greater financial resources than we do.

     The commercial floorcovering industry is highly competitive. Globally, we compete for sales of floorcovering products with other carpet manufacturers and manufacturers of vinyl and other types of floorcovering. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. Some of the competitors, including a number of large diversified domestic and foreign companies who manufacture modular carpet as one segment of their business, have greater financial resources than we do.

Sales of our principal products have been and may continue to be affected by adverse economic cycles in the construction and renovation of commercial and institutional buildings.

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

Our success depends significantly upon the efforts, abilities and continued service of our senior management executives and our principal design consultant, and our loss of any of them could affect us adversely.

     We believe that our success depends to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs provides to our internal design staff. Specifically, Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. Our current agreement with Oakey Designs extends to May 2006. The loss of any of these key persons could have an adverse impact on our business.

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuations.

     We have substantial international operations. In fiscal 2004, approximately 44% of our net sales and a significant portion of our production were outside the United States, primarily in Europe but also in Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately 36% of 2004 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

Our Chairman, together with other insiders, currently has sufficient voting power to elect a majority of our Board of Directors.

     Our Chairman, Ray C. Anderson, beneficially owns approximately 49% of our outstanding Class B Common Stock. The holders of the Class B Common Stock are entitled, as a class, to elect a majority of our Board of Directors. Therefore, Mr. Anderson, together with other insiders, has sufficient voting power to elect a majority of the Board of Directors. On all other matters submitted to the shareholders for a vote, the holders of the Class B Common Stock generally vote together as a single class with the holders of the Class A Common Stock. Mr. Anderson’s beneficial ownership of the outstanding Class A and Class B Common Stock combined is approximately 7%.

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

     Invista Inc., a subsidiary of Koch Industries, Inc., currently supplies approximately 51% of our requirements for synthetic fiber (nylon), which is the principal raw material that we use in our carpet products. In addition, other of our businesses have a high degree of dependence on their third party suppliers of synthetic fiber for certain products or markets. The unanticipated termination or interruption of any of our supply arrangements with our current suppliers could have a material adverse effect on us because of the cost and delay associated with shifting more business to another supplier. We do not have a long-term supply agreement with Invista.

We have a significant amount of indebtedness which could have important negative consequences to us.

     Our substantial indebtedness could have important negative consequences to us, including:

•	making it more difficult for us to satisfy our obligations with respect to such indebtedness;

•	increasing our vulnerability to adverse general economic and industry conditions and adverse changes in governmental regulations;

•	limiting our ability to obtain additional financing to fund capital expenditures, acquisitions and other general corporate requirements;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures, acquisitions or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage compared to our less leveraged competitors; and

•	limiting our ability to refinance our existing indebtedness as it matures.

Our Rights Agreement could discourage tender offers or other transactions for our stock that could result in shareholders receiving a premium over the market price for our stock.

     Our Board of Directors has adopted a Rights Agreement pursuant to which holders of our common stock will be entitled to purchase from us a fraction of a share of our Series B Participating Cumulative Preferred Stock if a third party acquires beneficial ownership of 15% or more of our common stock without our consent. In addition, the holders of our common stock will be entitled to purchase the stock of an Acquiring Person (as defined in the Rights Agreement) at a discount upon the occurrence of triggering events. These provisions of the Rights Agreement could have the effect of discouraging tender offers or other transactions that could result in shareholders receiving a premium over the market price for our common stock.

Executive Officers of the Registrant

     Our executive officers, their ages as of March 1, 2005 and their principal positions with us are as follows. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	50	President and Chief Executive Officer
Michael D. Bertolucci	64	Senior Vice President
John R. Wells	43	Senior Vice President
Raymond S. Willoch	46	Senior Vice President-Administration, General Counsel and Secretary
Robert A. Coombs	46	Vice President
Lindsey K. Parnell	47	Vice President
Patrick C. Lynch	35	Vice President and Chief Financial Officer
Christopher J. Richard	48	Vice President
Jeffrey J. Roman	42	Vice President

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

     Mr. Roman joined Interface Asia-Pacific in 1995 as General Manager of Interface Modernform Company Ltd., our modular carpet joint venture in Thailand, and was promoted to Vice President of Manufacturing for Asia in 1996. In 1998, he transferred to Interface Americas, Inc. with responsibility for implementing Y2K-compliant manufacturing systems in all North American carpet operations. In 2000, Mr. Roman was named Vice President of Technical Development for Interface Americas, Inc., and, in 2001, he was named Vice President of Information Services and Business Systems for Interface Americas, Inc. In February 2004, Mr. Roman was promoted to Vice President of Interface and assumed responsibility for the creation of an information technology shared service function for Interface Americas and the Interface Fabrics Group.

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

ITEM 2. PROPERTIES

     We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations, all of which we own except as otherwise noted:

Location	Segment	Floor Space (Sq. Ft.)
Bangkok, Thailand(1)	Modular Carpet	66,072
Craigavon, N. Ireland	Modular Carpet	80,986
LaGrange, Georgia	Modular Carpet	375,000
Ontario (Belleville), Canada	Modular Carpet	77,000
Picton, Australia	Modular Carpet	96,300
Scherpenzeel, the Netherlands	Modular Carpet	229,734
Shelf, England	Modular Carpet	206,882
West Point, Georgia	Modular Carpet	250,000
City of Industry, California(2)	Bentley Prince Street	539,641
East Douglas, Massachusetts	Fabrics Group	306,225
Elkin, North Carolina	Fabrics Group	1,475,413
Grand Rapids, Michigan(2)	Fabrics Group	118,263
Guilford, Maine	Fabrics Group	408,511
Guilford, Maine	Fabrics Group	96,490
Newport, Maine	Fabrics Group	173,973
Nottingham, England(2)	Fabrics Group	12,500
Meltham, England(2)	Fabrics Group	168,000
Mirfield, England	Fabrics Group	112,000
Cartersville, Georgia(2)	Specialty Products (Specialty Mats)	53,000

(1) Owned by a joint venture in which we have a 70% interest.

(2) Leased.

     We maintain marketing offices in over 70 locations in over 30 countries and distribution facilities in approximately 40 locations in 6 countries. Most of our marketing locations and many of our distribution facilities are leased.

     We believe that our manufacturing and distribution facilities and our marketing offices are sufficient for our present operations. We will continue, however, to consider the desirability of establishing additional facilities and offices in other locations around the world as part of our business strategy to meet expanding global market demands.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to various legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Class A Common Stock is traded on the Nasdaq Stock Market under the symbol IFSIA. Our Class B Common Stock is not publicly traded but is convertible into Class A Common Stock on a one-for-one basis. The following table sets forth for the periods indicated the high and low closing sales prices of the Company’s Class A Common Stock on the Nasdaq Stock Market (no dividends were paid on Common Stock for the periods indicated).

	High	Low
2005
First Quarter (through March 1, 2005)	$9.99	$7.96
2004
First Quarter	$8.48	$5.83
Second Quarter	9.30	5.98
Third Quarter	8.40	6.96
Fourth Quarter	10.59	7.42
2003
First Quarter	$3.95	$2.64
Second Quarter	4.50	2.62
Third Quarter	6.35	4.50
Fourth Quarter	6.25	5.00

     The declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in our primary revolving credit facility, which restrict the payment of cash dividends on our common stock unless we meet a financial performance test, and in our public indebtedness, which specify conditions as to when any dividend payments may be made. As a result of restrictions relating to the fixed charges coverage ratio covenant contained in the indentures for our public debt, in the third quarter of 2002 we suspended our dividend payments until such time as we again achieve a sufficient fixed charge coverage ratio and our Board determines that a resumption of dividend payments is proper in light of the factors indicated above.

     As of March 1, 2005, we had 286 holders of record of our Class A Common Stock and 65 holders of record of our Class B Common Stock. We believe that there are in excess of 4,800 beneficial holders of our Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     We derived the summary consolidated financial data presented below from our audited consolidated financial statements and the notes thereto for the years indicated. You should read the summary financial data presented below together with the audited consolidated financial statements and notes thereto contained in Item 8 of this Annual Report on Form 10-K. Amounts for all periods presented have been adjusted for discontinued operations.

	Selected Financial Data(1)
	2004	2003	2002	2001	2000
	(in thousands, except share data and ratios)
Statement of Operations Data
Net sales	$881,658	$766,494	$745,317	$875,881	$1,017,307
Cost of sales	616,297	543,251	522,119	613,859	699,201
Operating income(2)	60,742	31,351	24,889	4,494	69,395
Income (loss) from continuing operations	6,440	(8,012)	(10,605)	(21,769)	18,875
Loss from discontinued operations	(58,815)	(16,420)	(21,679)	(14,518)	(1,554)
Loss on disposal of discontinued operations	(3,027)	(8,825)	—	—	—
Cumulative effect of a change in accounting principle(3)	—	—	(55,380)	—	—
Net income (loss)	(55,402)	(33,257)	(87,664)	(36,287)	17,321

Income (loss) from continuing operations per common share
Basic	$0.13	$(0.16)	$(0.21)	$(0.43)	$0.37
Diluted	$0.12	$(0.16)	$(0.21)	$(0.43)	$0.37
Average Shares Outstanding
Basic	50,682	50,282	50,194	50,099	50,558
Diluted	52,171	50,282	50,194	50,099	50,824
Cash dividends per common share(4)	$—	$—	$0.045	$0.15	$0.18
Property additions(5)	15,783	16,203	14,022	26,424	26,963
Depreciation and amortization(6)	33,336	34,141	32,684	40,369	42,300

Balance Sheet Data
Working capital	$228,842	$247,725	$275,075	$291,132	$319,782
Total assets	869,798	879,670	852,048	954,754	1,034,849
Total long-term debt(7)	460,000	445,000	445,000	448,494	415,858
Shareholders’ equity	194,178	218,733	224,171	302,475	372,435
Current ratio(8)	2.6	2.9	3.2	2.6	2.5

(1)	In the fourth quarter of 2002, we decided to discontinue the operations related to our U.S. raised/access flooring business. Substantially all of the assets related to these operations were sold in the third quarter of 2003. In the third quarter of 2004, we also decided to discontinue the operations related to our Re:Source dealer businesses (as well as the operations of a small Australian dealer business and a small residential fabrics business). The balances have been adjusted to reflect the discontinued operations of these businesses. For further analysis, see “Notes to Consolidated Financial Statements – Discontinued Operations” included in Item 8 of this Report.

(2)	Includes restructuring charges of $6.2 million, $22.5 million, $54.6 million and $21.0 million in years 2003, 2002, 2001 and 2000, respectively. We initiated three separate restructuring plans during 2002, 2001 and 2000. The 2003 charge was recognized with respect to the restructuring plan initiated in 2002. For further analysis of these restructuring plans and charges, see “Notes to Consolidated Financial Statements – Restructuring Charges” included in Item 8 of this Report.

(3)	In 2002, we recognized an impairment charge of $55.4 million (after-tax) related to our adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” For more information, see “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies” included in Item 8 of this Report.

(4)	The declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of determination. Such other factors include limitations in covenants contained in our primary revolving credit facility and in the indentures governing our public indebtedness. As a result of restrictions relating to the fixed charges coverage ratio covenant contained in the indentures for our public debt, in the third quarter of 2002 we suspended our dividend payments until such time as we again achieve a sufficient fixed charges coverage ratio and our Board determines that a resumption of dividend payments is proper in light of the factors indicated above.

(5)	Includes property and equipment obtained in acquisitions of businesses.

(6)	We ceased amortization of goodwill with the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” effective December 31, 2001.

(7)	Total long-term debt does not include receivables sold under our receivables securitization program, which was terminated in June 2003 in connection with the amendment and restatement of our revolving credit facility. As of December 31, 2000, December 30, 2001 and December 29, 2002, we had sold receivables of $54.0 million, $34.0 million and $30.0 million, respectively.

(8)	For purposes of computing our current ratio: (a) current assets include assets of businesses held for sale of $42.8 million, $97.7 million, $129.5 million, $179.3 million and $223.0 million in fiscal years 2004, 2003, 2002, 2001 and 2000, respectively, and (b) current liabilities include liabilities of businesses held for sale of $5.4 million, $11.6 million, $8.0 million, $31.3 million and $32.6 million in fiscal years 2004, 2003, 2002, 2001 and 2000, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Our revenues are derived from sales of floorcovering products (primarily modular and broadloom carpet), interior fabrics and other specialty products. Our business, as well as the commercial interiors market in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors market is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our businesses. We have begun to focus more of our marketing and sales efforts on non-corporate office segments to somewhat reduce our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share.

     During the years 1999 through 2003 (except for a modest rebound during the latter portion of 2000), the commercial interiors market as a whole, and the broadloom carpet market in particular, experienced decreased demand levels. The general downturn in the domestic and international economy that characterized most of 2001, 2002 and 2003 further adversely affected the commercial interiors market, especially in the U.S. corporate office segment. These conditions significantly impaired our growth and operating profitability during those years. During 2004, and particularly in the second half of the year, the commercial interiors market began recovering from the downturn, which led to improved sales and operating profitability for us.

Discontinued Operations

     Re:Source Dealer Businesses

     Over the past few years, our owned Re:Source dealer businesses, which are part of a broader network comprised of both owned and aligned dealers that sell and install floorcovering products, experienced decreased sales volumes and intense pricing pressure, primarily as a result of the economic downturn in the commercial interiors industry. As a result, we decided to exit our owned Re:Source dealer businesses, and in the third quarter 2004 we began to dispose of our dealer subsidiaries. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations for the owned Re:Source dealer businesses (as well as the results of operations of a small Australia dealer business and a small residential fabrics business that we also decided to exit), for all periods reflected herein, as discontinued operations. Consequently, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes the results of these discontinued operations unless we indicate otherwise.

     These discontinued operations represented revenues of $139.0 million, $157.0 million and $178.8 million in years 2004, 2003 and 2002, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Tax”). Loss from operations of these businesses, net of tax, was $12.3 million, $12.6 million and $7.2 million in years 2004, 2003 and 2002, respectively. We recorded write-downs, net of taxes, for the impairment of assets and goodwill of $17.5 million and $29.0 million, respectively, in 2004, to adjust the carrying value of the assets of these businesses to their net realizable value. During 2004, we recorded a loss of $3.0 million in connection with the disposal of certain of these businesses.

     At January 2, 2005, we had sold five of the fifteen dealer businesses that we owned at the time we committed to the exit activities (four of those businesses were sold to the respective general managers of those businesses) and had initiated closure of five others.

The cash proceeds from the sales amounted to $7.0 million, which was used to fund operations. We expect to complete the exit activities during the first half of 2005.

  U.S. Raised/Access Flooring Business

     In the fourth quarter of 2002, we decided to discontinue our operation of our U.S. raised/access flooring business, which had experienced a significant decline in demand, primarily due to decreased spending by technology companies. We completed the sale of substantially all of its assets to a third party in September 2003. We have reported the results of operations for the U.S. raised/access flooring business, for all periods reflected herein, as discontinued operations. As a result, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes the results of our U.S. raised/access flooring business unless we indicate otherwise.

     Our U.S. raised/access flooring business represented revenues of $13.6 million and $22.8 million in years 2003 and 2002, respectively (these results are included in our consolidated statements of operations as part of the “Loss from Discontinued Operations, Net of Tax”). Loss from operations of that business, net of tax, was $3.9 million and $2.5 million in years 2003 and 2002, respectively. We recorded an impairment charge of $12.0 million, net of tax, during the fourth quarter of 2002 to adjust the carrying value of the assets of that business to their net realizable value. In addition, in the third quarter of 2003, we recorded an after-tax loss of $8.8 million in connection with disposition of the assets. The discontinued operations had no impact in 2004.

Impact of Strategic Restructuring Initiatives

     We incurred substantial pre-tax restructuring charges in 2003 and 2002 – $6.2 million and $22.5 million, respectively – as we implemented various initiatives to reduce our operating costs and strengthen our ability to generate free cash flow (which is defined and discussed above in Item 1). No restructuring charges were incurred during 2004.

     The charge in 2003 reflected:

•	continuation of the consolidation and rationalization commenced in 2002 with respect to our fabrics manufacturing facilities in Aberdeen, North Carolina; East Douglas, Massachusetts; and Great Harwood, England; and

•	a reduction in force and consolidation of our corporate research and development operation.

     The charge in 2002 reflected:

•	consolidation of three fabrics manufacturing facilities into other facilities;

•	a reduction in force of over 200 employees; and

•	consolidation of certain European facilities.

     The 2003 restructuring charge was comprised of $4.5 million of cash expenditures for severance benefits and other costs, and $1.7 million of non-cash charges, primarily for the write-down of the carrying value and disposal of certain assets. The 2002 restructuring charge, which included $1.0 million related to discontinued Re:Source dealer businesses, was comprised of $10.6 million of cash expenditures for severance benefits and other costs, and $12.8 million of non-cash charges, primarily for the write-down of the carrying value and disposal of certain assets. These initiatives are producing the strategic results we targeted, in that we have reduced our cost structure and have strengthened our cash flow position. We believe the restructuring initiatives undertaken in 2002 and 2003 yielded cost savings of approximately $10 million in 2004 and will yield future annual cost savings of approximately $25 million.

     Further discussion about the restructuring charges appears in the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Goodwill Impairment Write-Down

     We adopted the new standards set forth in SFAS No. 142, “Goodwill and Other Intangible Assets,” effective on the first day of fiscal 2002, and in the second quarter of 2002, we completed the transitional goodwill impairment test required by SFAS No. 142. As a result of that testing, we determined that a portion of our goodwill and other intangible assets had been impaired, and we wrote down their value accordingly. The effect of that write-down (the after-tax charge of $55.4 million, or $1.10 per share) has been recorded as the cumulative effect of a change in accounting principle effective the first quarter of fiscal 2002, as required by SFAS 142. The charge had no cash effect and, as required, is presented net of tax. However, it affects significantly the comparisons of our results from period to period because of the charge itself in 2002.

     In effecting this accounting change and the related impairment testing, we used an outside consultant to help prepare valuations of reporting units in accordance with the new standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The test showed goodwill impairment in three overseas reporting units and five Americas reporting units ($23.4 million of the impairment was associated with the now discontinued operations of our Re:Source dealer businesses). In all cases, the impairment primarily was attributable to actual and then-forecasted revenue and profitability for the reporting unit being lower (consistent with the industry-wide decline in carpet sales and related services) than that anticipated at the time of the acquisition of the reporting unit.

     During the fourth quarters of 2003 and 2004, we performed the annual goodwill impairment tests required by SFAS No. 142 using a methodology similar to the transitional test. No additional impairment was indicated in our continuing operations. However, an after-tax charge of $29.0 million was recorded in fiscal year 2004 related to our discontinued Re:Source dealer businesses.

Results of Operations

     The following discussion and analyses reflect the factors and trends discussed in the preceding sections. In addition, we believe our performance over the past several years reflects the unprecedented downturn experienced by the commercial interiors industry in general during that time, which we discuss elsewhere.

     Our net sales that were denominated in currencies other than the U.S. dollar were approximately 36% in each of years 2004 and 2003, and 35% in year 2002. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, adversely affected us in 2001, when the euro was weak relative to the U.S. dollar. In 2002, 2003 and 2004, however, when the euro strengthened relative to the U.S. dollar, the translation of European revenues into U.S. dollars favorably affected our reported results. The following table presents the amount (in U.S. dollars) by which the exchange rates for converting euros into U.S. dollars have affected our net sales and operating income during the past three years:

	2004	2003	2002
	(in millions)
Net sales	$18.2	$36.6	$10.5
Operating income	1.1	1.5	0.5

     All amounts above for all periods exclude our discontinued operations, primarily comprised of our U.S. raised/access flooring business (which we sold in September 2003) and our owned Re:Source dealer businesses (which we are in the process of exiting).

     The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the three years ended January 2, 2005:

	Fiscal Year
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.9	70.9	70.1

Gross profit on sales	30.1	29.1	29.9
Selling, general and administrative expenses	23.2	24.2	23.6
Restructuring charges	0.0	0.8	3.0

Operating income	6.9	4.1	3.3
Interest/Other expense	5.7	5.7	5.6

Income (loss) from continuing operations before tax	1.2	(1.6)	(2.3)
Income tax expense (benefit)	0.5	(0.6)	(0.8)

Income (loss) from continuing operations	0.7	(1.0)	(1.4)
Discontinued operations, net of tax	(6.7)	(2.1)	(2.9)
Loss on disposal	(0.3)	(1.2)	(0.0)
Cumulative effect of a change in accounting principle, net of tax	—	—	(7.4)

Net loss	(6.3)	(4.3)	(11.8)

     Below we provide information regarding net sales for each of our four operating segments, and analyze those results for each of the last three fiscal years. Fiscal year 2004 was a 53-week period, while fiscal years 2003 and 2002 were 52-week periods. The 53 weeks in 2004 versus the 52 weeks in 2003 and 2002 are a factor in certain of the comparisons reflected below.

     Net Sales by Business Segment

     We currently classify our businesses into the following four operating segments for reporting purposes:

•	Modular Carpet segment, which includes our Interface, Heuga and InterfaceFLOR modular carpet businesses;

•	Bentley Prince Street segment, which includes our Bentley and Prince Street broadloom, modular carpet and area rug businesses;

•	Fabrics Group segment, which includes all of our fabrics businesses worldwide; and

•	Specialty Products segment, which includes our subsidiary Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products, and also includes our Intersept antimicrobial chemical sales and licensing program.

     Net sales by operating segment and for our company as a whole were as follows for the three years ended January 2, 2005:

	Fiscal Year Ended			Percentage Change
	2004	2003	2002	2004 compared with 2003	2003 compared with 2002
	(in thousands)
Modular Carpet	$563,397	$473,724	$442,287	18.9%	7.1%
Bentley Prince Street	119,058	109,940	114,727	8.3%	(4.2)%
Fabrics Group	186,408	173,539	173,504	7.4%	0.0%
Specialty Products	12,795	9,291	14,799	37.7%	(37.2)%

Total	$881,658	$766,494	$745,317	15.0%	2.8%

     The average sale price in each of our segments has remained relatively flat during the three years ended January 2, 2005, largely due to intense price pressure that has accompanied the depressed conditions in the commercial interiors industry over that time period, which effectively neutralized our announced price increases. Accordingly, the fluctuations in our net sales in each segment were attributable primarily to changes in the volume of products sold, except where we specifically mention other factors (such as the impact of foreign currency exchange rates or new product introductions) in the discussion below.

     Modular Carpet Segment. For 2004, net sales for the Modular Carpet segment increased $89.7 million (18.9%) versus 2003. On a geographic basis, we experienced robust increases in net sales in the Americas and Asia-Pacific. Net sales in the European portion of the business were up slightly (in local currency terms); however, the translation of European revenues into U.S. dollars favorably affected us and translated into a 10.5% increase in net sales for this portion of the business versus 2003. We believe our Modular Carpet business in North America continues to gain market share from floorcovering competition. We also saw significant increases in our sales into the retail (39% increase), institutional (37% increase) and healthcare (14% increase) market segments in North America, which we attribute to our focus on these market segments, including the growth of our i2 product line (discussed in Item 1 above). This product line now comprises more than 30% of our U.S. modular carpet business. Sales improvement in Asia-Pacific is attributable in large part to a relatively good economic climate in that region and to sales of our Heuga brand modular carpet line at competitive, mid-level prices.

     For 2003, net sales for the Modular Carpet segment increased $31.4 million (7.1%) compared with 2002. On a geographic basis, increases in net sales in the Americas and Asia-Pacific were offset by an 8.8% decrease in net sales (in local currency terms) in the European portion of the business. However, the translation of European revenues into U.S. dollars favorably affected us by approximately $34.5 million, accounting for most of the increase in net sales for the overall Modular Carpet segment in 2003. We believe our Modular Carpet business in North America gained market share from floorcovering competition during 2003, accounting in part for the 4.8% increase in net sales in the Americas despite continued poor macroeconomic conditions. We also saw a 40% increase in our sales into the education market segment in North America, which we attribute to our focus on that market segment, among others, as part of our strategy to increase product sales in non-corporate office market segments. Sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region in 2003 and to our introduction of a Heuga-brand modular carpet line at competitive, mid-level prices. The decrease in net sales in Europe is attributable in large part to poor macroeconomic conditions, particularly in the United Kingdom.

     Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for 2004 increased $9.1 million (8.3%) versus 2003. The increase was attributable primarily to the improving corporate office market, as well as the success of our market segmentation strategy, particularly in the hospitality (178% increase), retail (66% increase) and healthcare (8% increase) market segments.

     Net sales for the Bentley Prince Street segment in 2003 decreased $4.8 million (4.2%) compared with 2002. The decrease was attributable primarily to reduced corporate profits in general, which led to decreased spending in the commercial interiors market, particularly among traditional broadloom customers in the financial community of the Northeast United States, where sales were down 11%. The decrease was offset somewhat by increased sales to customers in the government and education market segments, which were up 22% and 26%, respectively.

     Fabrics Group Segment. For 2004, net sales for our Fabrics Group segment increased $12.9 million (7.4%) versus 2003. The increase was attributable primarily to the improving corporate office market. For 2003, net sales for our Fabrics Group segment remained even versus 2002 at $173.5 million.

     Specialty Products Segment. For 2004, net sales for our Specialty Products segment increased $3.5 million (37.7%) versus 2003. The increase was attributable primarily to the improving corporate office market.

     For 2003, net sales for our Specialty Products segment decreased $5.5 million (37.2%) compared with 2002. The decrease was attributable primarily to the sale of our Re:Source Technologies adhesives and floorcovering maintenance products business in February 2003.

     Cost and Expenses

     Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three years ended January 2, 2005:

	Fiscal Year Ended			Percentage Change
Cost and Expenses	2004	2003	2002	2004 compared with 2003	2003 compared with 2002
	(in thousands)
Cost of Sales	$616,297	$543,251	$522,119	13.4%	4.0%
Selling, General and Administrative Expenses	204,619	185,696	175,833	10.2%	5.6%

Total	$820,916	$728,947	$697,952	12.6%	4.4%

     For 2004, our cost of sales increased $73.0 million (13.4%) versus 2003, primarily due to increased product ($48.2 million) and labor ($9.5 million) costs associated with increased production levels during 2004. Our raw materials costs in 2004 were up between 3-4% versus 2003, primarily due to increased prices for petrochemical-based products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $12.0 million increase in cost of goods sold during 2004 compared with 2003. As a percentage of net sales, cost of sales decreased to 69.9% for 2004, versus 70.9% for 2003. The percentage decrease was primarily due to the following combination of factors, the relative impact of which we are unable to quantify precisely: (1) the increased absorption of fixed manufacturing costs as a result of improved sales volume, accounting for an estimated 60% of the percentage decrease; (2) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, accounting for an estimated 15% of the percentage decrease; and (3) improved manufacturing efficiencies in our Fabrics Group.

     For 2003, our cost of sales increased $21.1 million (4.0%) as compared to 2002. The increase was primarily the result of currency fluctuations year-over-year ($24.9 million), which was offset in part by a decrease in labor costs of approximately $6.0 million due to headcount reductions associated with our restructuring activities. As a percentage of net sales, cost of sales also increased to 70.9% for 2003, versus 70.1% for 2002. The percentage increase was primarily due to the following combination of factors, the relative impact of which we are unable to quantify precisely: (1) the under-absorption of fixed manufacturing costs due to lower sales volume, (2) a fluctuation in our relative sales mix from products that have had traditionally higher margins to those with traditionally lower margins, (3) other manufacturing costs associated with scaling production to meet then-current demand levels, and (4) disruptions in 2003 associated with the integration and restructuring of our Fabrics Group.

     For 2004, our selling, general and administrative expenses increased $18.9 million (10.2%) versus 2003. The primary components of this increase were: (1) $6.2 million of performance bonuses paid in 2004 that were not paid in 2003; (2) $6.0 million in commission payments due to increased level of sales; (3) $5.1 million due to currency fluctuation (primarily the movement of the Euro); and (4) $1.0 million of extra administrative costs due to the 53-week period in 2004 versus a 52-week period in 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 23.2% for 2004, versus 24.2% for 2003. The percentage decrease was primarily due to (1) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, and (2) the increased absorption of the fixed portion of administrative costs as a result of improved sales volume.

     For 2003, our selling, general and administrative expenses increased $9.9 million (5.6%) as compared to 2002. As a percentage of net sales, selling, general and administrative expenses increased to 24.2% for 2003, compared with 23.6% for 2002. These increases were primarily due to (1) marketing costs of approximately $4 million incurred in 2003 in connection with the launches of InterfaceFLOR (our residential modular carpet business), the Prince Street House and Home collection (our residential broadloom offering), and our i2 marketing campaign, (2) costs of approximately $1 million related to disruptions in 2003 associated with the integration and restructuring of our Fabrics Group, and (3) an impact of $9 million from currency fluctuations that negatively affected the value of the dollar.

     Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments for the three years ended January 2, 2005:

	Fiscal Year Ended			Percentage Change
Cost of Sales and Selling, General and Administrative Expenses (Combined)	2004	2003	2002	2004 compared with 2003	2003 compared with 2002
	(in thousands)
Modular Carpet	$499,509	$427,896	$391,294	16.7%	9.4%
Bentley Prince Street	118,944	109,518	118,260	8.6%	(7.4)%
Fabrics	185,584	179,346	171,027	3.5%	4.9%
Specialty Products	13,272	9,352	15,725	41.9%	(40.5)%
Corporate Expenses & Eliminations	3,607	2,835	1,646	27.2%	72.2%

Total	$820,916	$728,947	$697,952	12.6%	4.4%

     Interest and Other Expense

     For 2004, interest expense increased $3.2 million versus 2003. This increase was due primarily to (1) increased borrowings during 2004 to support increased working capital levels as a result of improved sales volume during the period, and (2) a higher overall borrowing rate of interest in 2004 versus 2003.

     For 2003, interest expense increased $0.8 million compared with 2002. This increase was due primarily to (1) the termination during June 2003 of our accounts receivable securitization program and the replacement of that source of funding with borrowing that carried an overall higher borrowing rate, and (2) the unwinding of our interest rate swap agreement in May 2003.

     Tax

     Our effective tax rate in 2004 was 38.6%, compared with an effective tax benefit rate of 36.5% in 2003. The change in rate is primarily attributable to an overall increase in foreign taxes from 2003 to 2004.

     The rate of the effective tax benefit we recognized in 2003 was 36.5%, compared with an effective tax benefit rate of 37.0% in 2002. Although the overall effective tax benefit rate was essentially stable from 2002 to 2003, certain underlying components changed. In particular, the component of our tax benefit rate which is attributable to state taxes in the United States increased in 2003 as compared to 2002 because, in 2003, the portion of our overall pre-tax loss that was attributable to U.S. operations (and therefore pertinent to state taxes) was greater than in 2002. This increase associated with U.S. state taxes was offset by decreases in tax-benefit rate components associated with foreign tax effects attributable to foreign operations and by decreases in the tax-benefit rate component associated with the taxable disposition of certain life insurance policies.

Liquidity and Capital Resources

     General

     In our business, we require cash and other liquid assets primarily to purchase raw materials and to pay other manufacturing costs, in addition to funding normal course selling, general and administrative expenses, anticipated capital expenditures, and potential special projects. We generate our cash and other liquidity requirements from our operations and from borrowings or letters of credit under our revolving credit facility with a banking syndicate. Prior to June 18, 2003, we also generated liquidity through our accounts receivable securitization program (which was terminated on that date in connection with an amendment and restatement of our revolving credit facility). We believe that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future. We also believe that we will be able to continue to enhance the generation of free cash flow (particularly in the short term because we have no significant debt maturity until October 2007) through the following initiatives:

•	Improve our inventory turns by continuing to implement a make-to-order model throughout our organization;

•	Reduce our average days sales outstanding through improved credit and collection practices; and

•	Limit the amount of our capital expenditures generally to those projects that have a payback period of less than one year.

     Historically, we use more cash in the first half of the fiscal year, as we fund insurance premiums, tax payments, employee bonuses, and inventory build-up in preparation for the holiday/vacation season of our international operations. However, we believe that our liquidity position and cash provided by operations will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future, primarily because we had over $60 million of additional borrowing capacity under our revolving credit facility as of January 2, 2005, and we have no maturities of long term debt until October 2007.

     In addition, we have a high contribution margin business with low capital expenditure requirements. Contribution margin represents variable gross profit margin less the variable component of selling, general and administrative expenses, and for us is an indicator of profit on incremental sales after the fixed components of cost of goods sold and selling, general and administrative expenses have been recovered. While contribution margin should not be construed as a substitute for gross margin, which is determined in accordance with GAAP, it is included herein to provide additional information with respect to our potential for profitability. In addition, we believe that investors find contribution margin to be a useful tool for measuring our profitability on an operating basis.

     Nevertheless, our ability to generate cash from operating activities is uncertain because we are subject to, and recently have experienced, fluctuations in our level of net sales. As a result, we cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to pay the interest and principal on our debt or to fund our other liquidity needs.

     At January 2, 2005, we had $22.2 million in cash. As of January 2, 2005, $1.5 million in borrowings and $20.4 million in letters of credit were outstanding under the revolving credit facility, and we could have incurred an additional $60.9 million of borrowings thereunder.

     We have approximately $90.5 million in contractual cash obligations due by the end of fiscal year 2005, which includes, among other things, capital expenditure purchase commitments and interest payments on our debt. We currently estimate aggregate capital expenditures will be between $20 million and $25 million for 2005. Based on current interest rate levels, we expect our aggregate interest expense for 2005 to be between $44 million and $46 million.

     In February 2004, we issued $135 million in 9.5% senior subordinated notes due 2014. Proceeds from the issuance of these notes were used to redeem in full our previously outstanding 9.5% senior subordinated notes due 2005, with the remainder of $7.5 million (after fees and expenses) used to reduce borrowings under our revolving credit facility. As a result of the redemption of the notes that were due in 2005, our revolving credit facility (discussed below) will not mature until October 2007 and we will have no other significant debt maturity obligations until 2008.

     It is important for you to consider that our revolving credit facility matures in October 2007, and our outstanding senior and senior subordinated notes mature at times ranging from 2008 to 2014. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

     Revolving Credit Facility

     We have a senior revolving credit facility that provides for a maximum aggregate amount of loans and letters of credit of up to $100 million at any one time, subject to a borrowing base as described below. The key features of the revolving credit facility are as follows:

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

     Interest Rates and Fees. Interest on borrowings and letters of credit under the revolving credit facility is charged at varying rates computed by applying a margin (ranging from 0.0% to 3.5%) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and our fixed charge coverage ratio. In addition, we pay an unused line fee on the facility ranging from 0.375% to 1.0% depending on our fixed charge coverage ratio. The weighted average interest rate of our currently outstanding borrowings under the facility is 6.41%.

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

     We are presently in compliance with all covenants under the revolving credit facility and anticipate that we will remain in compliance with the covenants for the foreseeable future.

     Events of Default. If Interface, Inc. or any other borrower fails to perform or breaches any of the affirmative or negative covenants under the revolving credit facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc., or if we breach or fail to perform any covenant or agreement contained in any instrument relating to any of our other indebtedness exceeding $5 million), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ co-agents may, and upon the written request of a specified percentage of the lender group, shall,

•	declare all commitments of the lenders under the facility terminated;

•	declare all amounts outstanding or accrued thereunder immediately due and payable; and

•	exercise other rights and remedies available to them under the agreement and applicable law.

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

     Prior to the amendment and restatement of our revolving credit facility in June 2003, we were not in compliance with certain covenants contained in our previous facility, and we obtained waivers from our lenders at that time. The current revolving credit facility amended our covenants and we have been in compliance with our current covenants since the amendment.

     Senior and Senior Subordinated Notes

     The indentures governing our 7.3% senior notes due 2008, 10.375% senior notes due 2010, and 9.5% senior Subordinated notes due 2014, on a collective basis, contain covenants that limit or restrict our ability to:

•	incur additional indebtedness;

•	make dividend payments or other restricted payments;

•	create liens on our assets;

•	make asset sales;

•	sell securities of our subsidiaries;

•	enter into transactions with shareholders and affiliates; and

•	enter into mergers, consolidations, or sales of all or substantially all of our assets.

     In addition, each of the indentures governing our 10.375% senior notes due 2010 and 9.5% senior subordinated notes due 2014 contains a covenant that requires us to make an offer to purchase the outstanding notes under such indenture in the event of a change of control of Interface (as defined in each respective indenture).

     Each series of  notes is guaranteed, jointly and severally, on an unsecured basis by each of our material U.S. subsidiaries. If we breach or fail to perform any of the affirmative or negative covenants under one of these indentures, or if other specified events occur (such as a bankruptcy or similar event), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. An event of default also will exist under each indenture if we breach or fail to perform any covenant or agreement contained in any other instrument (including without limitation any other indenture) relating to any of our indebtedness exceeding $20 million (or $25 million in the case of the indenture governing our 7.3% senior notes due 2008) and such default or failure results in the indebtedness becoming due and payable. If an event of default exists and is continuing, the trustee of the series of notes at issue (or the holders of at least 25% of the principal amount of such notes) may declare the principal amount of the notes and accrued interest thereon immediately due and payable (except in the case of bankruptcy, in which case such amounts are immediately due and payable even in the absence of such a declaration).

     Analysis of Cash Flows

     Our primary sources of cash during 2004 were (1) $28.3 million from continuing operations, (2) $7.5 million of net proceeds (after payment of fees, expenses and the redemption amount, including accrued interest, of our 9.5% Senior Subordinated Notes due 2005) from the issuance of our 9.5% Senior Subordinated Notes due 2014, (3) $4.4 million from the sale of a building, and (4) $4.4 million from the issuance of common stock upon the exercise of employee stock options. The primary uses of cash during 2004 were (1) $11.7 million in conjunction with discontinued operations (net of $7.0 million cash received), (2) $15.8 million for additions to property and equipment in our manufacturing facilities, (3) $4.2 million of costs associated with the issuance of our 9.5% senior subordinated notes due 2014, (4) $2.0 million primarily for deposits on manufacturing equipment, and (5) $1.4 million related to an increase in notes receivable.

     Our primary sources of cash in 2003 were (1) $15.3 million from reductions in inventory and increases in accounts payable, which, as described below, were offset by the termination and payoff of our accounts receivable securitization program, and (2) $6.0 million from the sale of other assets. The primary uses of cash in 2003 were (1) $30.0 million associated with the termination and payoff of our accounts receivable securitization program, (2) $16.2 million for additions to property and equipment at our manufacturing facilities, and (3) $3.4 million of costs associated with the amendment and restatement of our revolving credit facility.

     Our primary source of cash in 2002 was $46.5 million from operating activities, which was composed of $60.6 generated by continuing operations offset by a use of $14.1 million by our discontinued operations. (In addition, the issuance of common stock as a result of stock option exercises provided $1.3 million in 2002.) The primary uses of cash in 2002 were (1) $14.0 million of additions to property and equipment at our manufacturing facilities, (2) $5.8 million of costs associated with the issuance of our 10.375% Senior Notes, (3) a net amount of $3.5 million for reduction of long-term debt, and (4) $2.3 million for cash dividends.

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

     Funding Obligations

     We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations (including the contractual obligations of our discontinued operations) and the periods in which payments are due. The amounts and time periods are measured from January 2, 2005.

	Total	Payments Due by Period
	Payments	Less than			More than
	Due	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Long-Term Debt Obligations(1)	$460,000	$—	$—	$150,000	$310,000
Operating Lease Obligations(2)	102,198	28,228	32,682	16,144	25,144
Expected Interest Payments(3)	244,376	41,931	83,862	64,701	53,882
Unconditional Purchase Obligations(4)	15,039	13,148	1,891	—	—
Pension Cash Obligations(5)	88,618	7,233	15,190	17,033	49,162

Total Contractual Cash Obligations	$910,231	$90,540	$133,625	$247,878	$438,188

(1)	On March 5, 2004, we redeemed $120 million of 9.5% Senior Subordinated Notes due 2005 that were outstanding. In order to effect that redemption, we issued on February 4, 2004 a new series of 9.5% Senior Subordinated Notes due 2014, in the aggregate principal amount of $135 million, and used most of the net proceeds to pay the redemption price. The presentation includes the 9.5% Senior Subordinated Notes due 2014 and excludes the 9.5% Senior Subordinated Notes due 2005.

(2)	Our capital lease obligations are insignificant.

(3)	Expected interest payments to be made in future periods reflect anticipated interest payments related to our $175 million of 10.375% Senior Notes; our $150 million of 7.3% Senior Notes; and our $135 million of 9.5% Senior Subordinated Notes. We have also assumed in the presentation above that we will hold the Senior Notes and the Senior Subordinated Notes until maturity. We have excluded from the presentation interest payments and fees related to our revolving credit facility (discussed above), because of the variability and timing of advances and repayments thereunder.

(4)	Does not include unconditional purchase obligations that are included as liabilities in our Consolidated Balance Sheet. We have capital expenditure commitments of $5.0 million ($4.3 million and $0.7 million of which are due in less than 1 year and 1-3 years, respectively).

(5)	We have two foreign defined benefit plans and a domestic salary continuation plan. We have presented above the estimated cash obligations that will be paid under these plans over the next ten years. Such amounts are based on several estimates and assumptions and could differ materially should the underlying estimates and assumptions change. Our domestic salary continuation plan is an unfunded plan, and we do not currently have any commitments to make contributions to this plan. Contributions to our other employee benefit plans are at our discretion.

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

     Revenue Recognition. A portion of our revenues is derived from long-term contracts that are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Long-term fixed-price contracts are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

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

     We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products, and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on January 2, 2005 and December 28, 2003, was $11.2 million and $7.1 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our net income would be higher or lower by approximately $0.7 million, on an after-tax basis.

     Pension Benefits. Net pension expense recorded is based on, among other things, assumptions about the discount rate, estimated return on plan assets and salary increases. Changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of our plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year. The actuarial assumptions used in our salary continuation plan and our foreign defined benefit plans reporting are reviewed periodically and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligation. A 1% increase in the actuarial assumption for discount rate would decrease our projected benefit obligation by approximately $34.8 million. A 1% decrease in the discount rate would increase our projected benefit obligation by approximately $43.9 million.

     Environmental Remediation. We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. Since 2002, certain developments have transpired with respect to our estimated environmental liability associated with our Chatham fabrics operations in Elkin, North Carolina. (See the discussion of “Accrued Expenses” in the Notes to Consolidated Financial Statements included in Item 8 hereof.) As a result, we have reduced the amount of our accrual for such liabilities to $2.1 million. The reductions of the accrual were recorded as a reduction of “other expense” in 2002 and 2004.

     Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on January 2, 2005 and December 28, 2003 was $7.9 million and $7.8 million, respectively. To the extent the actual collectibility of our accounts receivable differs from our estimates by 10%, our net income would be higher or lower by approximately $0.5 million, on an after-tax basis, depending on whether the actual collectibility was better or worse, respectively, than the estimated allowance.

     Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to fifteen years, depending on the particular carpet product. We typically warrant that services performed will be free from defects in workmanship for a period of one year following completion. For our fabrics products, we typically provide a five year limited warranty against manufacturing defects and nonconformity to specifications. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty reserve on January 2, 2005 and December 28, 2003, was $1.6 million and $1.2 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our net income would be higher or lower by approximately $0.1 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods.  Accordingly we will adopt SFAS No. 123R in our third quarter of fiscal 2005. We are currently evaluating the provisions of SFAS No. 123R and have not determined the impact that this Statement will have on our results of operations or financial position.

     In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP FAS No. 109-1”), “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of “qualified production activities income” or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, we are still evaluating the impact FSP FAS No. 109-1 will have on our consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe adoption of SFAS No. 151 will have a material effect on our consolidated financial position, results of operations or cash flows.

     In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement does not change the measurement or recognition aspects for pensions and other post-retirement benefit plans; however, it does revise employers’ disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS No. 132, as revised, is generally effective for financial statements with fiscal years ending after December 15, 2003. Certain additional disclosures applicable to foreign defined benefit plans are effective for fiscal years ending after June 15, 2004. We have adopted the required provisions of SFAS No. 132, as revised. The adoption of the required provisions of SFAS No. 132, as revised, did not have a material effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made by the FASB’s Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46, as revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46, as revised, did not have a material effect on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of this standard. We are currently assessing the fair value approach under SFAS No. 123 and the transitional provisions of SFAS No. 148.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between this Statement and EITF No. 94-3 relates to the Statement’s requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. We adopted the provisions of SFAS No. 146 in the fourth quarter of 2002 and recorded our 2002 restructuring in accordance with such provisions.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement were effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our financial statements or results of operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS Nos. 143 and 145 were effective commencing April 1, 2003 and did not have a material effect on our financial position or results of operations.

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

     Interest Rate Market Risk Exposure

     Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. From time to time, we maintain a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agree to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. During the first part of 2003, we utilized an interest rate swap agreement to effectively convert approximately $125 million of fixed rate debt into variable rate debt. As a result, during 2003, our interest expense was approximately $2.4 million lower than it would have been in the absence of our interest rate swap agreement. This interest rate swap agreement was unwound in May 2003 and, as of January 2, 2005, we did not have any interest rate swap agreements in place.

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

     At January 2, 2005, we recognized a $23.1 million increase in our foreign currency translation adjustment account compared to December 28, 2003, because of the strengthening of certain currencies against the U.S. dollar. The increase was associated primarily with certain foreign subsidiaries located within the United Kingdom and continental Europe.

Sensitivity Analysis

     For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

     To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at January 2, 2005. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

     Interest Rate Risk

     Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $28.3 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $26.5 million.

     Foreign Currency Exchange Rate Risk

     As of January 2, 2005, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.1 million or an increase in the fair value of our financial instruments of $6.6 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR ENDED
	2004	2003	2002
	(in thousands, except share data)
Net sales	$881,658	$766,494	$745,317
Cost of sales	616,297	543,251	522,119

Gross profit on sales	265,361	223,243	223,198
Selling, general and administrative expenses	204,619	185,696	175,833
Restructuring charges	—	6,196	22,476

Operating income	60,742	31,351	24,889

Interest expense	46,023	42,820	42,022
Bond offering cost	1,869	—	—
Other expense (income)	2,366	1,143	(294)

Income (loss) from continuing operations before tax expense (benefit)	10,484	(12,612)	(16,839)
Income tax expense (benefit)	4,044	(4,600)	(6,234)

Income (loss) from continuing operations	6,440	(8,012)	(10,605)
Loss from discontinued operations, net of tax	(58,815)	(16,420)	(21,679)
Loss on disposal of discontinued operations, net of tax	(3,027)	(8,825)	—
Cumulative effect of a change in accounting principle, net of tax	—	—	(55,380)

Net loss	$(55,402)	$(33,257)	$(87,664)

Income (loss) per share - basic
Continuing operations	$0.13	$(0.16)	$(0.21)
Discontinued operations	(1.16)	(0.32)	(0.44)
Loss on disposal of discontinued operations	(0.06)	(0.18)	—
Cumulative effect of a change in accounting principle	—	—	(1.10)

Net loss per share - basic	$(1.09)	$(0.66)	$(1.75)

Income (loss) per share - diluted
Continuing operations	$0.12	$(0.16)	$(0.21)
Discontinued operations	(1.12)	(0.32)	(0.44)
Loss on disposal of discontinued operations	(0.06)	(0.18)	—
Cumulative effect of a change in accounting principle	—	—	(1.10)

Net loss per share - diluted	$(1.06)	$(0.66)	$(1.75)

Basic weighted average shares outstanding	50,682	50,282	50,194
Diluted weighted average shares outstanding	52,171	50,282	50,194

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	FISCAL YEAR ENDED
	2004	2003	2002
	(in thousands)
Net loss	$(55,402)	$(33,257)	$(87,664)
Other comprehensive income (loss)
Foreign currency translation adjustment	23,052	38,829	21,099
Minimum pension liability adjustment	1,289	(9,104)	(14,892)
Unrealized gain on hedges, net of tax	—	(3,154)	3,154

Comprehensive loss	$(31,061)	$(6,686)	$(78,303)

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2004	2003
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$22,164	$2,890
Accounts receivable, net	142,228	129,624
Inventories	137,618	128,659
Prepaid expenses and other current assets	18,200	16,529
Deferred income taxes	4,556	4,045
Assets of businesses held for sale	42,788	97,712

Total current assets	367,554	379,459
Property and equipment, net	194,702	206,359
Deferred tax asset	67,448	61,501
Goodwill	205,913	195,085
Other assets	34,181	37,266

	$869,798	$879,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,466	$44,235
Accrued expenses	86,856	75,873
Liabilities of businesses held for sale	5,390	11,626

Total current liabilities	138,712	131,734
Senior notes	325,000	325,000
Senior subordinated notes	135,000	120,000
Deferred income taxes	26,790	31,683
Other	45,987	49,062

Total liabilities	671,489	657,479

Minority interest	4,131	3,458

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock	—	—
Common stock	5,243	5,135
Additional paid-in capital	229,382	222,984
Retained earnings	(2,683)	52,719
Accumulated other comprehensive income	(3,996)	(27,048)
Minimum pension liability	(33,768)	(35,057)

Total shareholders’ equity	194,178	218,733

	$869,798	$879,670

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR ENDED
	2004	2003	2002
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(55,402)	$(33,257)	$(87,664)
Impairment of goodwill	29,044	—	—
Impairment of assets	17,521	—	12,029
Cumulative effect of a change in accounting principle, net of tax	—	—	55,380
Loss on discontinued operations	12,250	16,420	9,650
Loss from disposal of discontinued operations	3,027	8,825	—

Income (loss) from continuing operations	6,440	(8,012)	(10,605)
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:

Depreciation and amortization	33,336	34,141	32,684
Bad debt expense	1,711	2,343	1,097
Restructuring charges	—	—	12,785
Deferred income taxes and other	(10,832)	(12,403)	1,195
Working capital changes:
Accounts receivable	310	(33,936)	13,346
Inventories	(1,876)	3,241	25,230
Prepaid expenses and other current assets	1,027	(799)	4,049
Accounts payable and accrued expenses	(1,855)	12,083	(19,231)

Cash provided by (used in) continuing operations	28,261	(3,342)	60,550
Cash used in discontinued operations	(18,720)	(8,444)	(14,072)

Cash provided by (used in) operating activities	9,541	(11,786)	46,478

INVESTING ACTIVITIES:
Capital expenditures	(15,783)	(16,203)	(14,022)
Proceeds from sale of discontinued operations	7,003	2,749	—
Proceeds from sale of building	4,400	—	—
Other	(3,393)	5,960	(397)

Cash used in investing activities	(7,773)	(7,494)	(14,419)

FINANCING ACTIVITIES:
Issuance of notes	135,000	—	175,000
Repurchase of senior subordinated notes	(120,000)	—	(5,000)
Debt issuance costs	(4,237)	(3,367)	(5,755)
Borrowings on long-term debt	—	—	—
Principal repayments on long-term debt	—	—	(173,489)
Proceeds from issuance of common stock	4,442	241	1,341
Dividends paid	—	—	(2,300)
Other	—	182	—

Cash provided by (used in) financing activities	15,205	(2,944)	(10,203)

Net cash provided by (used in) operating, investing and financing activities	16,973	(22,224)	21,856
Effect of exchange rate changes on cash	2,301	1,557	913

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	19,274	(20,667)	22,769
Balance, beginning of year	2,890	23,557	788

Balance, end of year	$22,164	$2,890	$23,557

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

     The Company has committed to a plan to exit its owned Re:Source dealer businesses (as well as the results of operations of a small Australian dealer business and a small residential fabrics business), and in the third quarter 2004 the Company began to dispose of several of the dealer subsidiaries. In addition, in September 2003, the Company sold its U.S. raised/access flooring business. The results of operations and related disposal costs, gains and losses for these businesses were classified in discontinued operations for all periods presented.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in companies over which the Company exercises significant influence but does not control – generally, where the Company has a 20% to 50% ownership interest.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples include provisions for returns, bad debts, product claims reserves, estimates of costs to complete performance contracts, inventory obsolescence and the length of product life cycles, accruals associated with restructuring activities, income tax exposures, environmental liabilities, carrying value of goodwill and property and equipment. Actual results could vary from these estimates.

Revenue Recognition

     Revenue is recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. Provisions for discounts, sales returns and allowances are estimated using historical experience, current economic trends, and the Company’s quality performance. The related provision is recorded as a reduction of sales and cost of goods sold in the same period that the revenue is recognized. Material differences may result in the amount and timing of net sales for any period if management makes different judgments or uses different estimates.

     Revenues and estimated profits on performance contracts, which are cost-type or fixed-fee contracts to sell and install the Company’s flooring products, are recognized under the percentage of completion method of accounting using the cost-to-cost methodology. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Estimates are made of the costs to complete a contract and revenue is recognized based on the estimated progression to completion. Profit estimates are revised periodically based upon changes in facts. Any losses identified on contracts are recognized immediately.

     Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in cost of sales in the consolidated statements of operations.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

     Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations. Research and development expense was $8.0 million, $9.7 million, and $10.1 million for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

Cash, Cash Equivalents and Short-Term Investments

     Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments.

     Cash payments for interest amounted to approximately $42.1 million, $43.2 million and $35.1 million, for the years ended 2004, 2003, and 2002, respectively. Income tax payments amounted to approximately $9.6 million, $6.8 million and $3.5 million, for the years ended 2004, 2003, and 2002, respectively. During the years ended 2004, 2003 and 2002, the Company received income tax refunds of $0.6 million, $22.3 million and $20.2 million, respectively.

Inventories

     Inventories are valued at lower of cost (standards approximating the first-in, first-out method) or market. Costs included in inventories are based on invoiced costs and/or production costs, as applicable. Included in production costs are material, direct labor and allocated overhead. The Company writes down inventories for the difference between the carrying value of the inventories and their estimated market value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

     Management estimates its reserves for inventory obsolescence by continuously examining its inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for the Company’s products, and current economic conditions. While management believes that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and the Company could experience additional inventory write-downs in the future.

Rebates

     The Company has agreements to receive cash consideration from certain of its vendors, including rebates and cooperative marketing reimbursements. The amounts received from its vendors are generally presumed to be a reduction of the prices the Company pays for their products and, therefore, such amounts are reflected as either a reduction of cost of sales on the accompanying consolidated statements of operations, or, if the product inventory is still on hand at the reporting date, it is reflected as a reduction of “Inventories” on the accompanying consolidated balance sheets. Vendor rebates are typically dependent upon reaching minimum purchase thresholds. The Company evaluates the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated, the Company records a portion of the rebate as the Company makes progress towards the purchase threshold.

     When the Company receives direct reimbursements for costs incurred in marketing the vendor’s product or service, the amount received is recorded as an offset to selling, general and administrative expenses on the accompanying consolidated statements of operations.

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

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment and Long-Lived Assets

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements -- ten to fifty years; and furniture and equipment -- three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs of approximately $0.6 million, $0.3 million and $0.1 million for the fiscal years ended 2004, 2003 and 2002, respectively. Depreciation expense amounted to approximately $27.7 million, $29.1 million and $28.2 million for the years ended 2004, 2003 and 2002, respectively. These amounts exclude depreciation expense of approximately $2.1 million, $3.1 million and $3.5 million for 2004, 2003 and 2002, respectively, related to the discontinued operations of the Re:Source dealer businesses and U.S. raised/access flooring business.

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

Goodwill

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on December 31, 2001, goodwill was amortized on a straight-line basis over the periods benefited, principally twenty-five to forty years. Accumulated amortization amounted to approximately $88.3 million at both January 2, 2005 and December 28, 2003, and cumulative impairment losses recognized were $57.2 million as of January 2, 2005 and December 28, 2003.

     In June 2001, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, and to purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

     The Company’s previous business combinations were accounted for using the purchase method. As of January 2, 2005 and December 28, 2003, the net carrying amount of goodwill was $205.9 million and $195.1 million, respectively. Other intangible assets were $4.0 million and $4.2 million as of January 2, 2005 and December 28, 2003, respectively. Amortization expense during the years ended January 2, 2005, December 28, 2003, and December 29, 2002 was $0.2 million, $0.2 million and $0.2 million, respectively.

     The Company adopted the new standards of accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. In the second quarter of 2002, the Company completed the transitional goodwill impairment test required by SFAS No. 142. In preparing the valuations, past, present and future expectations of performance were considered. The test showed goodwill impairment in three overseas reporting units and five Americas reporting units. In all cases, the impairment primarily was attributable to actual and then-forecasted revenue and profitability for the reporting unit being lower (consistent with the industry-wide decline in carpet sales and related services) than that anticipated at the time of the acquisition of the reporting unit. The effect of this accounting change (an after-tax charge of $55.4 million, or $1.10 per share) was recorded as the cumulative effect of a change in accounting principle effective the first quarter of fiscal 2002, as required by SFAS No. 142. The charge had no cash effect, and, as required, was presented net of tax.

     During the fourth quarter of 2004 and 2003, the Company performed the annual goodwill impairment test required by SFAS No.142 using a methodology similar to the transitional test. No additional impairment was indicated.

     The changes in the carrying amount of goodwill for the year ended January 2, 2005, by operating segment are as follows:

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	BALANCE DECEMBER 28, 2003	ACQUISITIONS	FOREIGN CURRENCY TRANSLATION	BALANCE JANUARY 2, 2005
		(in thousands)
Modular Carpet	$85,112	$—	$10,828	$95,940
Bentley Prince Street	60,113	—	—	60,113
Fabrics Group	49,860	—	—	49,860
Specialty Products	—	—	—	—

Total	$195,085	$—	$10,828	$205,913

Product Warranties

     The Company typically provides limited warranties with respect to certain attributes of its carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to fifteen years, depending on the particular carpet product. The Company typically warrants that services performed will be free from defects in workmanship for a period of one year following completion. For fabrics products, the Company typically provides a five year limited warranty against manufacturing defects and nonconformity to specifications. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product.

     The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty reserves amounted to $1.6 million and $1.2 million as of January 2, 2005 and December 28, 2003, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

     The Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future. This requires us to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions.

Fair Values of Financial Instruments

     Fair values of cash and cash equivalents, short-term investments and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt and swaps are based on quoted market prices or pricing models using current market rates.

Translation of Foreign Currencies

     The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in the net income (loss). Foreign exchange translation gains were $23.1 million, $38.8 million, and $21.1 million for the years ended 2004, 2003, and 2002, respectively.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (Loss) Per Share

     Basic income (loss) per share is computed based on the average number of common shares outstanding. Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

     As of the fiscal year ended January 2, 2005, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” footnote. Those plans are accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expenses related to stock option plans were not material for 2004, 2003, and 2002.

     The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 were applied to stock-based employee compensation:

	FISCAL YEAR ENDED
	2004	2003	2002
	(in thousands, except share data)
Net loss as reported	$(55,402)	$(33,257)	$(87,664)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,499)	(1,307)	(1,588)

Pro forma net income (loss)	$(56,901)	$(34,564)	$(89,252)

Income (loss) per share:
Basic – as reported	$(1.09)	$(0.66)	$(1.75)
Basic – pro forma	(1.12)	(0.69)	(1.78)
Diluted – as reported	$(1.06)	$(0.66)	$(1.75)
Diluted – pro forma	(1.09)	(0.69)	(1.78)

     For the purposes of the disclosures required by SFAS No. 123, the fair value of stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003, and 2002: Dividend yield of 0.0% in 2004, 2003 and 2002; expected volatility of 57% in 2004, 56% in 2003, and 50% in 2002; a risk-free interest rate of 4.38% in 2004, 4.02% in 2003, and 4.51% in 2002; and an expected option life of 2.3 years in 2004, 5.2 years in 2003, and 6.5 years in 2002.

     The weighted average fair values of options, calculated using the Black-Scholes option pricing model, granted during 2004, 2003, and 2002 were $2.06, $1.68, and $3.43, respectively, per share.

Derivative Financial Instruments

     The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, effective January 1, 2001. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

     Certain prior period amounts have been reclassified to conform to current year financial statement presentation.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year

     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2004,” “2003,” and “2002,” mean the fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively. Fiscal years 2004, 2003 and 2002 comprised 53, 52, and 52 weeks, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods.  Accordingly, the Company will adopt SFAS No. 123R in its third quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS No. 123R and has not determined the impact that this Statement will have on its results of operations or financial position.

     In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP FAS No. 109-1”), “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004.” The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of “qualified production activities income” or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, the Company is still evaluating the impact FSP FAS No. 109-1 will have on its consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

     In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans; however, it does revise employers’ disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS No. 132, as revised, is generally effective for financial statements with fiscal years ending after December 15, 2003. Certain additional disclosures applicable to foreign defined benefit plans are effective for fiscal years ending after June 15, 2004. The Company has adopted the required provisions of SFAS No. 132, as revised. The adoption of the required provisions of SFAS No. 132, as revised, did not have a material effect on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made by the FASB’s Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46, as revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46, as revised, did not have a material effect on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this standard. The Company is currently assessing the fair value approach under SFAS No. 123 and the transitional provisions of SFAS No. 148.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between this Statement and EITF 94-3 relates to the Statement’s requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. The Company adopted the provisions of SFAS No. 146 in the fourth quarter of 2002 and recorded its 2002 restructuring in accordance with such provisions.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement were effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements or results of operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 amended other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 143 and 145 were effective commencing April 1, 2003 and did not have a material effect on the Company’s financial position or results of operations.

RECEIVABLES

     The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 2, 2005 and December 28, 2003, the allowance for bad debts amounted to approximately $7.9 million and $7.8 million, respectively, for all accounts receivable of the Company. Sales returns and allowances amounted to $4.5 million and $4.6 million for the years ended January 2, 2005 and December 28, 2003, respectively.

     Balances billed but not paid by the customers under retainage provisions in the Company’s performance contracts related to the discontinued operations of the Re:Source dealer businesses amounted to $4.0  million and $4.1 million as of the years ended January 2, 2005 and December 28, 2003, respectively, and generally are paid within one year. Amounts representing the recognized sales value of performance contracts, which were not billed or billable, were $2.8 million and $0.7 million as of January 2, 2005 and December 28, 2003, respectively. These amounts exclude sales value of $5.9 million and $8.6 million as of January 2, 2005 and December 28, 2003, respectively, related to the discontinued operations of the Re:Source dealer businesses. Billings are made periodically, usually weekly or monthly, and are based on terms defined in the contracts that govern the related arrangement and are usually determined based on the extent of progress of the related job.

     The Company previously, through a wholly owned subsidiary, Interface Securitization Corporation (“ISC”), had in place an accounts receivable securitization program that provided funding from the sale of trade accounts receivable generated by certain of its operating subsidiaries. During 2003 and 2002 the Company received $41.2 million and $30.5 million, respectively, from ISC. During the same time period the Company transferred $71.2 million and $34.5 million, respectively, to ISC. The amendment and restatement of the Company’s revolving credit facility in June 2003 replaced and superseded its accounts receivable securitization program. Consequently, at the closing of the amendment and restatement, the balance outstanding under the securitization facility, which was $26.2 million, was paid off with borrowings under the revolving credit facility, and therefore that debt became reflected on the Company’s balance sheet. Accordingly, no funds were transferred between the Company and ISC in 2004.

INVENTORIES

Inventories are summarized as follows:

	2004	2003
	(in thousands)
Finished goods	$81,962	$75,489
Work-in-process	14,022	13,815
Raw materials	41,634	39,355

	$137,618	$128,659

     Reserves for inventory obsolescence amounted to $11.2 million and $7.1 million for the years ended January 2, 2005 and December 28, 2003, respectively, and have been netted against amounts presented above.

PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

	2004	2003
	(in thousands)
Land	$7,392	$7,703
Buildings	117,827	135,229
Equipment	406,615	387,374

	531,834	530,306
Accumulated depreciation	(337,132)	(323,947)

	$194,702	$206,359

     The estimated cost to complete construction-in-progress for which the Company was committed at January 2, 2005 was approximately $15.2 million.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2004	2003
	(in thousands)
Compensation	$28,920	$23,988
Interest	16,331	11,802
Restructuring	6,568	4,593
Taxes	19,310	12,219
Other	15,727	23,271

	$86,856	$75,873

     Other non-current liabilities include minimum pension liability of $33.8 million and $35.1 million as of January 2, 2005 and December 28, 2003, respectively (see the discussion in the below footnote entitled “Employee Benefit Plans”).

BORROWINGS

Revolving Credit Facility

     On January 17, 2002, the Company amended and restated its revolving credit facility. The amendment and restatement, among other things, substituted certain lenders, changed certain covenants, reduced the maximum borrowing amount to $100 million and increased pricing on borrowings in certain circumstances. In connection with the amendment and restatement of the facility, the Company issued the 10.375% Senior Notes discussed below.

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

     On June 18, 2003, the Company again amended and restated its revolving credit facility. Under the amended and restated facility, the maximum aggregate amount of loans and letters of credit available at any one time remains $100 million. Key features of the revolving credit facility include the following:

•	The amended and restated facility (the “Facility”) matures on October 1, 2007.

•	The Facility includes a domestic U.S. dollar syndicated loan and letter of credit facility (the “Domestic Loan Facility”) made available to the Company and Interface Europe B.V. (a foreign subsidiary of the Company based in Europe), as co-borrowers up to the lesser of (i) $100 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, finished goods inventory and raw materials inventory in the United States (the percentages and eligibility requirements for the domestic borrowing base are specified in the credit facility) less certain reserves. Any advances to the Company or Interface Europe B.V. under the Domestic Loan Facility will reduce borrowing availability under the entire Facility.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Advances to the Company and Interface Europe B.V. under the Domestic Loan Facility and advances to Interface Europe, Ltd. (a foreign subsidiary of the Company based in the UK) under the Multicurrency Loan Facility (described below) are secured by a first-priority lien on substantially all of the assets of the Company and each of its material domestic subsidiaries, which have guaranteed the Facility.

•	The Facility also includes a multicurrency syndicated loan and letter of credit facility (the “Multicurrency Loan Facility”) in British pounds and euros made available to Interface Europe, Ltd., in an amount up to the lesser of (i) the equivalent of $15 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and finished goods inventory of Interface Europe, Ltd. and certain of its subsidiaries (the percentages and eligibility requirements for the U.K. borrowing base are specified in the credit facility) less certain reserves. Any advances under the multicurrency loan facility will reduce the lending commitment available under the domestic loan facility on a dollar-equivalent basis.

•	Advances to Interface Europe, Ltd. under the Multicurrency Loan Facility are secured by a first-priority lien on, security interest in, or floating or fixed charge, as applicable, on all of the interest in and to the accounts receivable, inventory, and substantially all other property of Interface Europe, Ltd. and its material subsidiaries, which subsidiaries also guarantee the Multicurrency Loan Facility.

•	The Facility contains certain financial covenants (including a senior secured debt coverage ratio test and a fixed charge coverage ratio test) that become effective in the event that (i) the Company’s excess availability for domestic loans falls below $20 million (excluding a specified reserve against the domestic borrowing base), or (ii) the Company’s excess availability for U.K. loans falls below $3 million. In such event, the Company must comply with the financial covenants for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

     Interest on borrowings and letters of credit under the Facility is charged at varying rates computed by applying a margin (ranging from 0.0-3.5%) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and the Company’s fixed charge coverage ratio. In addition, the Company pays an unused line fee on the facility ranging from 0.375-1.0%, depending on the Company’s fixed charge coverage ratio. The Company is currently in compliance under the revolving credit facility and anticipates that it will remain in compliance with the covenants.

     The June 2003 amendment and restatement, among other things, eased the applicability of financial covenants, secured advances to Interface Europe, Ltd., reduced the size of the Multicurrency Loan Facility, substituted certain lenders, and increased pricing on borrowings in certain circumstances. Prior to the amendment and restatement of its revolving credit facility in June 2003, the Company was not in compliance with certain covenants contained in its previous facility, and the Company obtained waivers from its lenders at that time. The amended and restated credit facility changed the covenants and the Company has been in compliance with the current covenants since the amendment.

     On March 30, 2004, the Company further amended the Facility. The amendment provided that, for purposes of calculating a specified fixed charge coverage ratio, any interest payments on the Company’s 7.3% senior notes that are due and payable on April 1 or October 1 of a given fiscal year shall, when paid, be deemed to have been paid in the second fiscal quarter and the fourth fiscal quarter, respectively, of such fiscal year.

     On December 29, 2004, the Company again amended the Facility. The December 2004 amendment, among other things, decreased fees and pricing on borrowings in certain circumstances, increased the domestic letters of credit subcommitment for a specified time period, increased the dollar amount threshold for a money judgment that may constitute an event of default, and waived various pledge and security requirements otherwise applicable to certain assets of the Company’s subsidiaries.

     As of January 2, 2005, the Company had no borrowings outstanding under the domestic portion of its Facility, $1.5 million outstanding borrowings under its Multicurrency Loan Facility, which was reported in current liabilities in the accompanying consolidated financial statements, and $20.4 million outstanding in letters of credit. As of January 2, 2005, the Company could have incurred $60.9 million of additional borrowings under the Facility.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.5% Senior Subordinated Notes

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

     These notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of the Company’s domestic subsidiaries. Prior to February 1, 2007, the Company may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109.5% of their principal amount, plus accrued interest, with the cash proceeds from certain kinds of equity offerings. In addition, the notes will become redeemable for cash after February 1, 2009 at the Company’s option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on February 1, 2012, plus accrued interest thereon to the date fixed for redemption. As of January 2, 2005, the Company had outstanding $135 million of 9.5% Senior Subordinated Notes due 2014 (as of December 28, 2003, the Company had outstanding $120 million of 9.5% Senior Subordinated Notes due 2005). At January 2, 2005, the estimated fair value of the 9.5% Senior Subordinated Notes due 2014, based on then current market prices, was approximately $147.5 million (at December 28, 2003, the estimated fair value of the 9.5% Senior Subordinated Notes due 2005, based on then current market prices, was approximately $115.2 million).

10.375% Senior Notes

     On January 17, 2002, the Company completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1st and August 1st beginning August 1st, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility.

     The notes are guaranteed, jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. As of both January 2, 2005 and December 28, 2003, the Company had outstanding $175 million in 10.375% Senior Notes. At January 2, 2005 and December 28, 2003, the estimated fair value of these notes based on then current market prices was approximately $201.3 million and $185.9 million, respectively.

7.3% Senior Notes

     As of both January 2, 2005 and December 28, 2003, the Company had outstanding $150 million in 7.3% Senior Notes due 2008. Interest is payable semi-annually on April 1 and October 1.

     The Senior Notes are unsecured and are guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries. The Senior Notes are redeemable, in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or (ii) the sum of the present value of the remaining scheduled payments, discounted on a semi-annual basis at the treasury rate plus 50 basis points, plus, in the case of each of (i) and (ii) above, accrued interest to the date of redemption. At January 2, 2005 and December 28, 2003, the estimated fair value of these notes based on then current market prices was approximately $153.4 million and $141.8 million, respectively.

Lines of Credit

     Subsidiaries of the Company have an aggregate of $15.6 million of lines of credit available at interest rates ranging from 1.0% to 7.3%. No amounts were outstanding under these lines of credit as of January 2, 2005 and December 28, 2003.

Borrowing Costs

     Borrowing costs, which include underwriting, legal and other direct costs related to the isurance of debt, were $10.0 million and $9.4 million as of January 2, 2005 and December 28, 2003, respectively. The Company amortizes these costs over the life of the related debt; expense related to such costs for the years ended January 2, 2005, December 28, 2003, and December 29, 2002 amounted to $3.6 million, $2.4 million and $2.4 million, respectively.

Future Maturities

     The aggregate maturities of long-term debt for each of the five years subsequent to January 2, 2005, are as follows:

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEAR	AMOUNT
(in thousands)
2005	$1,460
2006	—
2007	—
2008	150,000
2009	—
Thereafter	310,000

$461,460

ENVIRONMENTAL MATTERS

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

     There have been developments which have substantially reduced the estimated cost of environmental remediation associated with Chatham. In July 2002, North Carolina Department of Natural Resources (“NCDENR”) determined that the current owner of the wastewater treatment plant property was the responsible party for the groundwater contamination at that property. NCDENR subsequently entered into an agreement with CMI Industries, Inc. for the remediation of the property, including the establishment of an escrow account with the approximately $1.3 million estimated to complete the remediation.

     As a contingency, the Company has submitted an application to NCDENR for a “brownfield” remediation of the property. NCDENR has indicated that the successful completion of the remedial activities by CMI Industries, Inc. should be adequate to cover any “brownfield” remediation for the property. However, Interface’s environmental consultant has estimated that should Interface take the actions necessary for the “brownfield” remediation absent the CMI Industries, Inc. remediation, it would cost approximately $0.9 million.

     As a result, and based upon the cost estimates provided by the environmental consultants, the Company now believes that the estimated range of the net present value of reasonably predictable costs of groundwater monitoring and other remedial actions at Chatham and the wastewater treatment facility is between $4.0 million and $5.0 million. As of December 30, 2001, the Company had accrued approximately $9.0 million, which at that time represented the best estimate available of the net present value of the costs of remedial actions discounted at 6%. In light of the developments described above, the accrual has been reduced to $2.1 million and $4.2 million as of January 2, 2005 and December 28, 2003, respectively. The reductions of the accrual recorded in 2002 and 2004 were reductions of “other expense” in the Statement of Operations for the years ended December 29, 2002 and January 2, 2005, as there was no goodwill associated with the Chatham acquisition.

     Actual costs related to groundwater monitoring and other remedial actions at Chatham incurred during 2004, 2003 and 2002 were approximately $0.1 million, $0.1 million, and $0.6 million, respectively, with an aggregate amount of $2.3 million since the acquisition. Actual costs incurred will depend upon numerous factors, including (i) the actual method and results of the remedial actions; (ii) the outcome of negotiations with regulatory authorities and other interested parties; (iii) changes in environmental laws and regulations; (iv) technological developments and advancements; and (v) the years of remedial activity required. Based on the information currently available, the Company does not expect that any unrecorded liability related to the above matters would materially affect the consolidated financial position or results of operations of the Company. Environmental accruals are routinely reviewed as events and developments warrant and are subjected to a comprehensive annual review.

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

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SHAREHOLDERS’ EQUITY

Common Stock

      The Company is authorized to issue 80 million shares of $0.10 par value Class A Common Stock and 40 million shares of $0.10 par value Class B Common Stock. Class A and Class B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. Under the terms of the Class B Common Stock, its special voting rights to elect a majority of the Board members would terminate irrevocably if the total outstanding shares of Class B Common Stock ever comprises less than ten percent of the Company’s total issued and outstanding shares of Class A and Class B Common Stock. On January 2, 2005, the outstanding Class B shares constituted approximately 13.2% of the total outstanding shares of Class A and Class B Common Stock. The Company’s Class A Common Stock is traded in the over-the-counter market under the symbol IFSIA and is quoted on Nasdaq. The Company’s Class B Common Stock is not publicly traded. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Both classes of Common Stock share in dividends available to common shareholders. Cash dividends on Common Stock were $0.00 per share for 2004 and 2003, and $0.045 per share for 2002.

     The declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by its Board at the time of the Board’s determination. Such other factors include

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limitations contained in its primary revolving credit facility, which restrict the payment of cash dividends on its common stock unless the Company meets a financial performance test, and in its public indebtedness, which specify conditions as to when any dividend payments may be made. As a result of restrictions relating to the fixed charges coverage ratio covenant contained in the indentures for the Company’s public debt, in the third quarter of 2002 the Company suspended its dividend payments until such time as the Company again achieves a sufficient fixed charges coverage ratio and the Company’s Board determines that a resumption of dividend payments is proper in light of the factors indicated above.

Stock Repurchase Program

      The Company had a stock repurchase program, pursuant to which it was authorized to repurchase up to 4,000,000 shares of Class A Common Stock in the open market through May 19, 2002. During 2001, the Company repurchased 280,300 shares of Class A Common Stock under this program, at prices ranging from $6.02 to $9.44 per share. No shares were repurchased since 2001.

     All treasury stock is accounted for using the cost method. During 2001, the Company retired 7,773,000 shares of treasury stock.

     The following tables show changes in common shareholders’ equity.

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	MINIMUM PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED GAIN ON FAIR VALUE HEDGES
	(in thousands)
Balance, at December 30, 2001	43,734	$4,374	7,085	$708	$219,490	$175,940	$(11,061)	$(86,976)	$—
Net loss	—	—	—	—	—	(87,664)	—	—	—
Conversion of common stock	(232)	(24)	232	24	—	—	—	—	—
Stock issuances under employee plans	219	22	—	—	1,319	—	—	—	—
Other issuances of common stock	—	—	160	16	880	—	—	—	—
Cash dividends paid	—	—	—	—	—	(2,300)	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(896)	—	—	—	—
Forfeitures and compensation expense related to restricted stock awards	—	—	—	—	958	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	(14,892)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	21,099	—
Unrealized gain on hedges	—	—	—	—	—	—	—	—	3,154

Balance, at December 29, 2002	43,721	$4,372	7,477	$748	$221,751	$85,976	$(25,953)	$(65,877)	$3,154

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	MINIMUM PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED GAIN ON FAIR VALUE HEDGES
	(in thousands)
Balance, at December 29, 2002	43,721	$4,372	7,477	$748	$221,751	$85,976	$(25,953)	$(65,877)	$3,154
Net loss	—	—	—	—	—	(33,257)	—	—	—
Conversion of common stock	199	20	(199)	(20)	—	—	—	—	—
Stock issuances under employee plans	55	6	—	—	235	—	—	—	—
Other issuances of common stock	—	—	180	18	470	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(488)	—	—	—	—
Forfeitures and compensation expense related to restricted stock awards	85	8	(167)	(17)	1,016	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	(9,104)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	38,829	—
Unrealized gain on hedges	—	—	—	—	—	—	—	—	(3,154)

Balance, at December 28, 2003	44,060	$4,406	7,291	$729	$222,984	$52,719	$(35,057)	$(27,048)	$—

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	MINIMUM PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED GAIN ON FAIR VALUE HEDGES
	(in thousands)
Balance, at December 28, 2003	44,060	$4,406	7,291	$729	$222,984	$52,719	$(35,057)	$(27,048)	$—
Net loss	—	—	—	—	—	(55,402)	—	—	—
Conversion of common stock	588	58	(588)	(58)	—	—	—	—	—
Stock issuances under employee plans	862	86	—	—	4,356	—	—	—	—
Other issuances of common stock	—	—	207	22	1,123	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(1,144)	—	—	—	—
Forfeitures and compensation expense related to restricted stock awards	—	—	—	—	1,426	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	487	—	—	—	—
Tax benefit from vesting of restricted stock	—	—	—	—	150	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	1,289	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	23,052	—
Unrealized gain on hedges	—	—	—	—	—	—	—	—	—

Balance, at January 2, 2005	45,510	$4,550	6,910	$693	$229,382	$(2,683)	$(33,768)	$(3,996)	$—

Stock Options

      The Company has an Omnibus Stock Incentive Plan (“Omnibus Plan”) under which a committee of independent directors is authorized to grant directors and key employees, including officers, options to purchase the Company’s Common Stock. Options are exercisable for shares of Class A or Class B Common Stock at a price not less than 100% of the fair market value on the date of grant. The options become exercisable either immediately upon the grant date or ratably over a time period ranging from one to five years from the date of the grant. The Company’s options expire at the end of time periods ranging from three to ten years from the date of the grant. Initially, an aggregate of 3,600,000 shares of Common Stock not previously authorized for issuance under any plan, plus the number of shares subject to outstanding stock options granted under certain predecessor plans minus the number of shares issued on or after the effective date pursuant to the exercise of such outstanding stock options granted under predecessor plans, were available to be issued under the Omnibus Plan. In May 2001, the shareholders approved an amendment to the Omnibus Plan which increased by 2,000,000 the number of shares of Common Stock authorized for issuance under the Omnibus Plan.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following tables summarize stock option activity under the Omnibus Plan and predecessor plans:

	WEIGHTED AVERAGE
	NUMBER OF SHARES	EXERCISE PRICE
Outstanding at December 31, 2001	4,454,000	$6.38
Granted	358,000	5.65
Exercised	(219,000)	5.03
Forfeited or canceled	(433,000)	7.86

Outstanding at December 29, 2002	4,160,000	$6.25
Granted	684,000	2.90
Exercised	(55,000)	4.38
Forfeited or canceled	(338,000)	6.88

Outstanding at December 28, 2003	4,451,000	$5.71
Granted	563,000	5.79
Exercised	(862,000)	5.15
Forfeited or canceled	(636,000)	6.40

Outstanding at January 2, 2005	3,516,000	$5.73

     As of January 2, 2005, the number of shares authorized for issuance under the Omnibus Plan that were not the subject of then-outstanding option grants was 1,175,500.

     Additional information relating to the Company’s existing employee stock options is as follows:

OPTIONS EXERCISABLE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
January 2, 2005	2,529,000	$6.12
December 28, 2003	2,615,000	$6.33
December 29, 2002	2,248,000	$6.69

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 2, 2005	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at January 2, 2005	Weighted Average Exercise Price
$2.64-3.92	538,000	6.56	$2.85	203,000	$2.93
4.00-6.00	1,745,000	5.44	4.98	1,298,000	5.00
6.02-9.00	1,039,000	4.48	7.72	834,000	7.76
9.31-19.13	194,000	2.19	9.86	194,000	9.86

	3,516,000	5.15	$5.73	2,529,000	$6.12

Restricted Stock Awards

      During fiscal years 2004, 2003, and 2002 restricted stock awards were granted for 207,000, 180,000, and 160,000 shares, respectively, of Class B Common Stock. These shares vest with respect to each employee over a five-year period from the date of grant for 2004 awards, over a seven-year period from the date of grant for the 2002 and 2003 awards, and over a nine-year period from the date of grant for awards prior to 2002, provided the individual remains in the employment of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria; in the event of a change in control of the Company; or upon involuntary termination without “cause.” Compensation expense relating to these grants was approximately $1,426,000, $1,033,000, and $958,000 during 2004, 2003, and 2002, respectively. During 2004, 2003 and 2002,

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares were issued and, as a result, unamortized stock compensation for the value of the awards was recorded as a reduction to additional paid-in capital. As a result of the Company meeting certain share performance criteria, 129,260, zero, and 44,882 shares vested in 2004, 2003, and 2002, respectively, At January 2, 2005 and December 28, 2003, restricted stock awards for 1,098,486 and 1,020,745 shares of Class B Common Stock remained outstanding, respectively.

INCOME (LOSS) PER SHARE

      Basic income (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Shares issued or reacquired during the year have been weighted for the portion of the year that they were outstanding. Diluted income (loss) per share is calculated in a manner consistent with that of basic income (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the year.

     Basic income (loss) per share has been computed based upon 50,682,000, 50,282,000, and 50,194,000 weighted average shares outstanding for the years 2004, 2003, and 2002, respectively. Diluted income (loss) per share has been computed based upon 52,171,000, 50,282,000 and 50,194,000 shares outstanding for the years 2004, 2003, and 2002, respectively. For 2003 and 2002, potentially dilutive securities (consisting of options and restricted stock awards) were not considered in the calculation of diluted loss per share, as their impact would be antidilutive.

	FISCAL YEAR ENDED
	2004	2003	2002
	(in thousands, except per share data)
Basic and diluted income (loss) available to shareholders (numerator):
Income (loss) from continuing operations	$6,440	$(8,012)	$(10,605)
Loss from discontinued operations	(58,815)	(16,420)	(21,679)
Loss on sale of discontinued operations	(3,027)	(8,825)	—
Cumulative effect of accounting change	—	—	(55,380)

Net Loss	$(55,402)	$(33,257)	$(87,664)

Shares (denominator):
Weighted average shares outstanding	50,682	50,282	50,194
Dilutive securities:
Options and awards	1,489	—	—

Total assuming conversion	52,171	50,282	50,194

Income (loss) per share - basic:
Income (loss) from continuing operations	$0.13	$(0.16)	$(0.21)
Loss from discontinued operations	(1.16)	(0.32)	(0.44)
Loss on sale of discontinued operations	(0.06)	(0.18)	—
Cumulative effect of accounting change	—	—	(1.10)

Net Loss	$(1.09)	$(0.66)	$(1.75)

Income (loss) per share – diluted:
Income (loss) from continuing operations	$0.12	$(0.16)	$(0.21)
Loss from discontinued operations	(1.12)	(0.32)	(0.44)
Loss on sale of discontinued operations	(0.06)	(0.18)	—
Cumulative effect of accounting change	—	—	(1.10)

Net Loss	$(1.06)	$(0.66)	$(1.75)

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTRUCTURING CHARGES

2002 Restructuring

     During 2002, the Company recorded a pre-tax restructuring charge of $22.5 million. The charge reflected: (i) the consolidation of three fabrics manufacturing facilities; (ii) a worldwide workforce reduction of approximately 206 employees; and (iii) the consolidation of certain European facilities. The Company also incurred additional pre-tax charges of $6.2 million during 2003 to complete the 2002 restructuring initiatives, consisting primarily of cash expenditures for further staff reductions and facilities consolidation costs.

     Specific elements of the restructuring activities, the related costs and current status of the plan are discussed below.

United States

     Sluggish economic conditions caused a decline in demand for fabrics, floorcovering and related services. In order to better match the Company’s cost structure to the expected revenue base, the Company consolidated three fabrics manufacturing plants, closed vacated facilities and made other head-count reductions. A charge of approximately $13.2 million was recorded representing the relocation of equipment, the reduction of carrying value of certain property and equipment, product rationalization and other costs to consolidate these operations. Additionally, the Company recorded approximately $1.7 million of termination benefits associated with the facility closures and other head-count reductions. The Company also incurred additional pre-tax charges of $0 million and $6.2 million during 2004 and 2003, respectively, to complete the 2002 restructuring initiatives in the United States, consisting primarily of cash expenditures for further staff reductions and facilities consolidation costs.

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

     A summary of the restructuring activities is presented below:

	U. S.	EUROPE	AUSTRALIA	TOTAL
	(in thousands)
Facilities consolidation	$8,966	$4,541	$—	$13,507
Workforce reduction	1,704	3,636	315	5,655
Product rationalization	1,301	—	—	1,301
Other impaired assets	2,888	—	98	2,986
Discontinued Re: Source dealer businesses	(973)	—	—	(973)

	$13,886	$8,177	$413	$22,476

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

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following table displays the activity within the accrued restructuring liability for the period ended January 2, 2005:

Termination Benefits

	U.S.	EUROPE	AUSTRALIA	TOTAL
	(in thousands)
Balance, at September 30, 2002	$1,704	$3,636	$315	$5,655
Cash payments	(1,394)	(1,638)	(245)	(3,277)

Balance, at December 29, 2002	310	1,998	70	2,378
Reallocation of restructuring cost	1,698	—	—	1,698
Cash payments	(310)	(1,998)	(70)	(2,378)

Balance, at December 28, 2003	1,698	—	—	1,698
Cash payments	(1,698)	—	—	(1,698)

Balance, at January 2, 2005	$—	$—	$—	$—

Other Costs To Exit Activities

	U.S.	EUROPE	AUSTRALIA	TOTAL
	(in thousands)
Balance, at September 30, 2002	$13,155	$4,541	$98	$17,794
Costs incurred	(12,854)	(649)	(98)	(13,601)

Balance, at December 29, 2002	301	3,892	—	4,193
Reallocation of restructuring cost	1,059	—	—	1,059
Costs incurred	(301)	(966)	—	(1,267)

Balance, at December 28, 2003	1,059	2,926	—	3,985
Costs incurred	(312)	(810)	—	(1,122)

Balance, at January 2, 2005	$747	$2,116	$—	$2,863

TAXES ON INCOME

      Provisions for federal, foreign, and state income taxes in the consolidated statements of operations consisted of the following components:

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FISCAL YEAR ENDED
	2004	2003	2002
	(in thousands)
Current expense/(benefit):
Federal	$0	$(2,431)	$(22,660)
Foreign	9,032	(2,113)	4,750
State	134	131	607

	9,166	(4,413)	(17,303)

Deferred expense/(benefit):
Federal	(16,147)	(18,535)	3,672
Foreign	1,833	9,370	(1,560)
State	6,519	(4,355)	(2,534)

	(7,795)	(13,520)	(422)

Total income tax expense/ (benefit)	$1,371	$(17,933)	$(17,725)

     Income tax expense (benefit) is included in the accompanying consolidated statement of operations as follows:

	FISCAL YEAR ENDED
	2004	2003	2002
	(in thousands)
Continuing operations	$4,044	$(4,600)	$(6,234)
Loss from discontinued operations	(4,373)	(8,719)	(11,491)
Loss on disposal of discontinued operations	1,700	(4,614)	—

	$1,371	$(17,933)	$(17,725)

     Income (loss) from continuing operations before taxes on income consisted of the following:

	FISCAL YEAR ENDED
	2004	2003	2002
	(in thousands)
U.S. operations	$(19,612)	$(32,313)	$(26,269)
Foreign operations	30,096	19,701	9,430

	$10,484	$(12,612)	$(16,839)

     Deferred income taxes for the years ended December 28, 2003 and December 29, 2002 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     At January 2, 2005, the Company had approximately $107 million in federal net operating loss carryforwards with expiration dates through 2024. The Company has approximately $111 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2024. Various subsidiaries have approximately $113 million in state net operating loss carryforwards relating to discontinued operations for which a valuation allowance has been provided against. Additionally, the Company’s foreign subsidiaries had approximately $15.5 million in net operating losses available for an unlimited carryforward period. The Company expects to utilize all carryforwards prior to their expiration, except for the state net operating loss carryforwards related to discontinued operations.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2004		2003
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(in thousands)
Basis differences of property and equipment	$—	$18,589	$—	$22,211
Basis difference of intangible assets	—	4,494	—	4,517
Foreign currency loss	—	3,835	—	3,914
Net operating loss carryforwards	47,219	—	40,529	—
Deferred compensation	7,285	—	6,904	—
Nondeductible reserves and accruals	5,049	—	3,464	—
Pensions	9,682	—	11,257	—
Other differences in basis of assets and liabilities	2,897	—	2,351	—

	$72,132	$26,918	$64,505	$30,642

     Deferred tax assets and liabilities are included in the accompanying balance sheet as follows:

	FISCAL YEAR ENDED
	2004	2003
	(in thousands)
Deferred income taxes (current asset)	$4,556	$4,045
Other (non-current asset)	67,448	61,501
Deferred income taxes (non-current liabilities)	(26,790)	(31,683)

	$45,214	$33,863

     Management believes, based on the Company’s history of operating expenses and expectations for the future, that future taxable income will be sufficient to fully utilize the deferred tax assets held at January 2, 2005.

     The effective tax rate on loss from continuing operations before taxes differs from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective rates:

	FISCAL YEAR ENDED
	2004	2003	2002
Taxes on income (benefit) at U.S. statutory rate	35.0%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	(5.9)	(8.6)	(5.8)
Non-deductible business expenses	3.7	2.4	1.8
Foreign and U.S. tax effects attributable to foreign operations	4.8	3.0	1.1
Other	1.0	1.7	0.9

Taxes on income (benefit) at effective rates	38.6%	(36.5)%	(37.0)%

     Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $66 million at January 2, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $1.9 million would be payable upon remittance of all previously unremitted earnings at January 2, 2005.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The American Jobs Creation Act, signed into law in October 2004, provides the Company an opportunity to repatriate some or all of its undistributed reinvested foreign earnings and to claim an 85% dividend received deduction against the qualifying amount of the repatriation. The Company is evaluating the effects of the repatriation provision and expects to make a decision on implementation later in 2005.

DISCONTINUED OPERATIONS

     Re:Source Dealer Businesses

     The Company committed to a plan to exit its owned Re:Source dealer businesses, and in the third quarter 2004 the Company began to dispose of several of the dealer subsidiaries. Therefore, the results for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management has also decided to exit, were reported as discontinued operations. In connection with this action, the Company also recorded write-downs for the impairment of assets and goodwill of $17.5 million and $29.0 million, respectively, in September 2004.

     At January 2, 2005, the Company had sold five dealer businesses (four of which were sold to the respective general managers of those businesses) and had initiated closure of five others. The cash proceeds from the sales were $7.0 million. The Company also received promissory notes in an aggregate amount of $2.2 million at interest rates ranging from prime to 12% and with maturities ranging from one to three years. The Company recorded an after tax loss of $3.0 million in 2004 related to Re:Source dealer business dispositions.

     Summary operating results for the Re:Source dealer businesses is as follows:

	FISCAL YEAR ENDED
	2004	2003	2002
	(in thousands)
Net sales	$138,954	$157,015	$178,767
Income (loss) on operations before taxes on income (benefit)	(18,022)	(16,013)	(10,826)
Taxes on income (benefit)	(5,772)	(3,463)	(3,671)
Income (loss) on operations, net of tax	(12,250)	(12,550)	(7,155)
Impairment loss, net of tax	(46,565)	—	—
Loss on disposal, net of tax	(3,027)	—	—

     Assets and liabilities, including reserves, related to Re:Source dealer businesses that were held for sale consist of the following:

	FISCAL YEAR ENDED
	2004	2003
	(in thousands)
Current assets	$37,918	$62,716
Property and equipment	1,921	5,098
Other assets	2,949	854
Goodwill	—	29,044
Current liabilities	4,359	10,825
Long-term debt	—	—
Other liabilities	1,031	801

     U.S. Raised/Access Flooring Business

     In the fourth quarter of 2002, management approved and committed to a plan to sell or otherwise create a joint venture or strategic alliance for the Company’s U.S. raised/access flooring business. The Company recorded an impairment charge of $12.0 million, net of tax, during the fourth quarter of 2002 to adjust the carrying value of the assets of this business to their estimated fair values. In September 2003, the Company sold the U.S. raised/access flooring business and received cash consideration totaling approximately $2.8 million. The Company recorded an after-tax loss on disposition of $8.8 million in 2003.

     Summary operating results for the U.S. raised/access flooring business is as follows:

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FISCAL YEAR ENDED
	2004	2003	2002
	(in thousands)
Net sales	$—	$13,631	$22,785
Income (loss) on operations before taxes on income (benefit)	—	(6,181)	(4,090)
Taxes on income (benefit)	—	(2,311)	(1,595)
Income (loss) on operations, net of tax	—	(3,870)	(2,495)
Impairment loss, net of tax	—	—	(12,030)
Loss on disposal, net of tax	—	(8,825)	—

     There were no assets or liabilities related to the U.S. raised/access flooring business as of January 2, 2005 and December 28, 2003 held for sale.

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

      In order to benefit from a decline in interest rates, during 2001 the Company entered into an agreement with a financial institution whereby the commitment to pay a fixed rate of interest on its 9.5% Senior Subordinated Notes due 2005 was swapped for a commitment to pay a variable rate of interest based upon LIBOR. The notional amount of this transaction at December 30, 2001 was $125 million. During 2002, the Company amended the agreement to swap the commitment to pay the fixed rate of interest on $75 million of the Company’s 9.5% Senior Subordinated Notes due 2005 and $50 million of the Company’s 10.375% Senior Notes for a commitment to pay a variable rate based upon LIBOR. The objective of these transactions was to allow the Company to benefit from reductions in the interest rates. The fair value of the Company’s interest rate swap agreement at December 29, 2002 was $5.3 million. This interest rate swap agreement was unwound in May 2003 and, as of January 2, 2005, the Company did not have any interest rate swap agreements in place.

COMMITMENTS AND CONTINGENCIES

      The Company leases certain production, distribution and marketing facilities and equipment. At January 2, 2005, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(in thousands)
2005	$28,228
2006	18,996
2007	13,686
2008	9,738
2009	6,406
Thereafter	25,144

$102,198

     The totals above exclude minimum lease payments of $2.0 million, $1.0 million, $0.4 million, and $0.2 million in 2005, 2006, 2007 and 2008, respectively, and $0.2 million for 2009 and thereafter, related to the discontinued operations of the Re:Source dealer business. The totals above also exclude minimum lease payments of $0.6 million in each of years 2005-2009, and $0.6 million for 2010 and thereafter, related to the discontinued operations of the U.S. raised/access flooring business.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Rental expense amounted to approximately $24.9 million, $23.9 million, and $25.4 million for the fiscal years ended 2004, 2003, and 2002, respectively. This excludes rental expenses of approximately $4.6 million, $4.7 million, and $4.7 million for 2004, 2003 and 2002, respectively, related to the discontinued operations of Re:Source dealers businesses, and excludes rental expenses of approximately $0.6 million, $0.6 million and $0.7 million for 2004, 2003, and 2002, respectively, related to the discontinued operations of the U.S. raised/access flooring business.

     The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bimonthly and totaled approximately $1.5 million, $1.5 million, and $1.6 million for the years ended 2004, 2003, and 2002, respectively, for continuing operations. No discretionary contributions were made in 2004, 2003 or 2002 for continuing operations. These totals exclude $0.4 million, $0.4 million and $0.5 million of matching contributions for the years ended 2004, 2003 and 2002, respectively, related to the discontinued Re:Source dealer businesses. No discretionary contributions were made during the three years ended January 2, 2005 related to the discontinued Re:Source dealer businesses. These totals also exclude $0.1 million of discretionary contributions of 2002, related to the discontinued U.S. raised/access flooring business.

     Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs will be unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the Rabbi Trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $5.4 million which was invested in cash and marketable securities at January 2, 2005.

      The Company has trusteed defined benefit retirement plans (“Plans”), which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $6.4 million, $6.2 million, and $2.7 million for the years ended 2004, 2003, and 2002, respectively. Plan assets are primarily invested in equity and fixed income securities. The Company uses a measurement date of December 31 for the Plans.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with SFAS No. 132, as revised.

	FISCAL YEAR ENDED
	2004	2003
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$187,435	$153,182
Service cost	2,531	2,076
Interest cost	10,042	8,423
Benefits paid	(6,618)	(5,901)
Actuarial (gain) loss	3,010	6,739
Member contributions	767	809
Currency translation adjustment	17,317	22,107

Benefit obligation, end of year	$214,484	$187,435

Change in plan assets
Plan assets, beginning of year	$137,569	$107,162
Actual return on assets	13,804	12,351
Company contributions	10,299	6,115
Member contributions	1,122	904
Benefits paid	(6,618)	(5,901)
Currency translation adjustment	13,436	16,938

Plan assets, end of year	$169,612	$137,569

Reconciliation to balance sheet
Funded status	$(44,872)	$(49,865)
Unrecognized actuarial loss	60,233	59,935
Unrecognized prior service cost	19	64
Unrecognized transition adjustment	242	389

Net amount recognized	$15,622	$10,523

Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	15,622	$10,523
Accrued benefit liability	(33,768)	(35,057)
Accumulated other comprehensive income	33,768	35,057

Net amount recognized	$15,622	$10,523

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The projected benefit obligation for the Company’s foreign defined benefit plans exceeded the fair value of the plans’ assets at January 2, 2005 and December 28, 2003, as reflected in the table above. The accumulated benefit obligations were $208.7 million and $183.0 million as of January 2, 2005 and December 28, 2003, respectively.

	FISCAL YEAR ENDED
	2004	2003	2002
	(in thousands)
Components of net periodic benefit cost
Service cost	$2,531	$2,076	$1,577
Interest cost	10,042	8,423	7,419
Expected return on plan assets	(11,638)	(5,963)	9,178
Amortization of prior service cost	48	42	39
Recognized net actuarial (gains)/losses	5,542	1,824	(15,367)
Amortization of transition asset	(168)	(153)	(128)

Net periodic benefit cost	$6,357	$6,249	$2,718

	FISCAL YEAR ENDED
	2004	2003	2002
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.2%	5.1%	6.0%
Expected return on plan assets	6.6%	6.6%	6.9%
Rate of compensation	2.9%	4.1%	4.1%
Weighted average assumptions used to determine benefit obligations
Discount rate	5.1%	5.2%	5.3%
Rate of compensation	2.8%	3.7%	4.0%

     The expected long-term rate of return on plan assets assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

     The Company’s foreign defined benefit plans’ accumulated benefit obligations were in excess of the fair value of the plans’ assets. The projected benefit obligations, accumulated benefit obligations and fair value of these plan assets are as follows (in thousands):

	FISCAL YEAR ENDED

	2004	2003

	(in thousands)
Projected benefit obligation	$214,484	$187,435
Accumulated benefit obligations	208,684	182,960
Fair value of plan assets	169,612	137,569

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s actual and target weighted average asset allocations of the foreign defined benefit plans as of December 31, 2004 and 2003, by asset category, are as follows:

	FISCAL YEAR ENDED

	2005	2004	2003

	Target Allocation	Percentage of Plan Assets at Year End

Asset Category:
Equity Securities	60-67%	71%	71%
Debt Securities	20-27	22	19
Real Estate	—	—	—
Other	7-13	7	10

	100%	100%	100%

     The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The Plans net assets did not include any the Company’s own stock at December, 2004 and 2003.

     During 2005, the Company expects to contribute $10.9 million to the plan trust and $6.6 million in the form of direct benefit payments for its foreign defined benefit plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR ENDED	EXPECTED PAYMENTS

(in thousands)
2005	$6,890
2006	7,063
2007	7,239
2008	7,419
2009	7,604
2010-2014	43,723

     The Company maintains a domestic nonqualified salary continuation plan (“SCP”) which is designed to induce selected officers of the Company to remain in the employ of the Company by providing them with retirement, disability and death benefits in addition to those which they may receive under the Company’s other retirement plans and benefit programs. The SCP entitles participants to (i) retirement benefits upon retirement at age 65 (or early retirement at age 55) after completing at least 15 years of service with the Company (unless otherwise provided in the SCP), payable for the remainder of their lives (or, if elected by a participant, a reduced benefit is payable for the remainder of the participant’s life and any surviving spouse’s life) and in no event less than 10 years under the death benefit feature; (ii) disability benefits payable for the period of any pre-retirement total disability; and (iii) death benefits payable to the designated beneficiary of the participant for a period of up to 10 years (or, if elected by a surviving spouse that is the designated beneficiary, a reduced benefit is payable for the remainder of such surviving spouse’s life). Benefits are determined according to one of three formulas contained in the SCP, and the SCP is administered by the Compensation Committee, which has full discretion in choosing participants and the benefit formula applicable to each. The Company’s obligations under the SCP are currently unfunded (although the Company uses insurance instruments to hedge its exposure thereunder); however, the Company is required to contribute the present value of its obligations thereunder to an irrevocable grantor trust in the event of a change in control as defined in the SCP. The Company uses a measurement date of December 31 for the domestic SCP.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tables presented below set forth the required disclosures in accordance with SFAS No. 132, as revised, and amounts recognized in the consolidated financial statements related to the domestic SCP.

	FISCAL YEAR ENDED

	2004	2003

	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$12,953	$7,276
Service cost	182	248
Interest cost	754	670
Benefits paid	(566)	(343)
Actuarial loss	586	5,102

Benefit obligation, end of year	$13,909	$12,953

     The accumulated benefit obligation related to the SCP was $12.1 million and $11.5 million as of January 2, 2005 and December 28, 2003, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets.

	2004	2003	2002

	(in thousands, except for weighted average assumptions)
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.0%	6.8%	8.0%
Rate of compensation	4.0%	4.0%	4.0%
Weighted average assumptions used to determine benefit obligations
Discount rate	5.8%	6.8%	5.4%
Rate of compensation	4.0%	4.0%	4.0%
Components of net periodic benefit cost
Service cost	$182	$248	$196
Interest cost	754	670	537
Amortization of transition obligation	565	401	219
Net periodic benefit cost	$1,501	$1,319	$952

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 2005, the Company expects to contribute $0.3 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR ENDED	EXPECTED PAYMENTS

(in thousands)
2005	$343
2006	343
2007	545
2008	1,005
2009	1,005
2010-2014	5,439

SEGMENT INFORMATION

     Effective December 28, 2003, the Company changed its method of classifying its business into segments. All prior periods have been restated to reflect this change. In the second quarter of 2004, the Company changed the segment name “Services” to “Re:Source Network”, and the segment name “Broadloom” was changed to “Bentley Prince Street”, to better reflect the nature of the businesses that comprise these segments. (The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provide carpet installation and maintenance services in the United States, is now reported as discontinued operations in the accompanying consolidated statements of operations.)

     Based on the quantitative thresholds specified in SFAS No. 131, the Company has determined that it, now, has four reportable segments: (1) the Modular Carpet segment, which includes its Interface, Heuga and InterfaceFLOR modular carpet businesses, (2) the Bentley Prince Street segment, which includes its Bentley and Prince Street broadloom, modular carpet and area rug businesses, (3) the Fabrics Group segment, which includes all of its fabrics businesses worldwide, and (4) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products, and also includes its Intersept antimicrobial sales and licensing program.

      The accounting policies of the operating segments are the same as those described in Summary of Significant Accounting Policies. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of Net Sales, where intercompany sales have been eliminated. Intersegment sales are accounted for at fair value as if sales were to third parties. Intersegment sales are not material. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. Assets not identifiable to an individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

SEGMENT DISCLOSURES

      Summary information by segment follows:

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	MODULAR CARPET	BENTLEY PRINCE STREET	FABRICS GROUP	SPECIALTY PRODUCTS	TOTAL

	(in thousands)
2004
Net sales	$563,397	$119,058	$186,408	$12,795	$881,658
Depreciation and amortization	13,921	1,682	10,038	167	25,808
Operating income (loss)	63,888	114	824	(477)	64,349
Total assets	490,908	112,541	217,554	4,178	825,181
2003
Net sales	$473,724	$109,940	$173,539	$9,291	$766,494
Depreciation and amortization	13,600	2,309	11,218	105	27,232
Operating income (loss)	45,828	(2,370)	(9,211)	(61)	34,186
Total assets	434,523	115,505	225,355	3,406	778,789
2002
Net sales	$442,287	$114,727	$173,504	$14,799	$745,317
Depreciation and amortization	11,836	2,845	10,338	1,290	26,309
Operating income (loss)	41,960	(5,917)	(8,582)	(926)	26,535
Total assets	437,130	111,279	226,661	16,094	791,164

     A reconciliation of the Company’s total segment operating income (loss), depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	FISCAL YEAR ENDED

	2004	2003	2002

	(in thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$25,808	$27,232	$26,309
Corporate depreciation and amortization	7,528	6,909	6,375

Reported depreciation and amortization	$33,336	$34,141	$32,684

OPERATING INCOME (LOSS)
Total segment operating income (loss)	$64,349	$34,186	$26,535
Corporate expenses and eliminations	(3,607)	(2,835)	(1,646)

Reported operating income (loss)	$60,742	$31,351	$24,889

ASSETS
Total segment assets	$825,181	$778,789
Discontinued operations	42,788	97,712
Corporate assets and eliminations	1,829	3,169

Reported total assets	$869,798	$879,670

ENTERPRISE-WIDE DISCLOSURES

     The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended January 2, 2005. Sales in foreign markets in 2004, 2003 and 2002 were 43.8%, 43.6% and 40.4%, respectively. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FISCAL YEAR ENDED

	2004	2003	2002

	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$495,836	$432,361	$444,094
United Kingdom	153,936	130,646	124,345
Other foreign countries	231,886	203,487	176,878

Net sales	$881,658	$766,494	$745,317

LONG-LIVED ASSETS(2)
United States	$119,118	$132,942
United Kingdom	41,533	41,248
Netherlands	20,751	15,085
Other foreign countries	13,300	17,084

Total long-lived assets	$194,702	$206,359

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

	FISCAL YEAR ENDED 2004

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER(1)	FOURTH QUARTER

	(in thousands, except share data)
Net sales	$210,033	$216,213	$222,822	$232,590
Gross profit	64,821	66,858	65,524	68,158
Income (loss) from continuing operations	(286)	2,504	2,370	1,852
Loss from discontinued operation	(2,743)	(2,663)	(50,661)	(2,748)
Gain (loss) on disposal of discontinued operations	—	—	465	(3,492)
Net loss	(3,029)	(159)	(47,826)	(4,388)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.05	$0.05	$0.04
Loss from discontinued operation	(0.05)	(0.05)	(1.01)	(0.05)
Gain (loss) on disposal of discontinued operations	—	—	0.01	(0.07)
Net loss	(0.06)	(0.00)	(0.95)	(0.08)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.05	$0.05	$0.04
Loss from discontinued operation	(0.05)	(0.05)	(0.97)	(0.05)
Gain (loss) on disposal of discontinued operations	—	—	0.00	(0.07)
Net loss	(0.06)	(0.00)	(0.92)	(0.08)
Share prices
High	$8.48	$9.30	$8.40	$10.59
Low	5.83	5.98	6.96	7.42

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FISCAL YEAR ENDED 2003

	FIRST QUARTER(2)	SECOND QUARTER(2)	THIRD QUARTER	FOURTH QUARTER(2)

	(in thousands, except share data)
Net sales	$172,566	$193,772	$197,258	$202,898
Gross profit	48,892	56,723	57,054	60,574
Income (loss) from continuing operations	(6,524)	(2,174)	214	472
Loss from discontinued operation	(3,830)	(3,238)	(4,777)	(4,575)
Loss on disposal of discontinued operations	—	—	(8,825)	—
Net loss	(10,354)	(5,412)	(13,388)	(4,103)
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.13)	$(0.04)	$(0.00)	$0.01
Loss from discontinued operation	(0.08)	(0.07)	(0.09)	(0.09)
Gain (loss) on disposal of discontinued operations	—	—	(0.18)	—
Net loss	(0.21)	(0.11)	(0.27)	(0.08)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.13)	$(0.04)	$(0.00)	$0.01
Loss from discontinued operation	(0.08)	(0.07)	(0.09)	(0.09)
Gain (loss) on disposal of discontinued operations	—	—	(0.17)	—
Net income (loss)	(0.21)	(0.11)	(0.26)	(0.08)
Share prices
High	$3.95	$4.50	$6.35	$6.25
Low	2.64	2.62	4.50	5.00

(1)	During the third quarter of 2004, the Company recorded write-downs for the impairment of assets and goodwill of $17.5 million and $29.0 million, respectively, related to the discontinued Re:Source dealer businesses. These amounts are included in loss from discontinuing operations (see the discussion in the above footnote entitled “Discontinued Operations”).

(2)	During 2003, the Company recorded a restructuring charge of $6.2 million, which is included in loss from continuing operations. The amounts recorded were $2.1 million in the first quarter of 2003, $2.5 million in the second quarter of 2003 and $1.6 million in the fourth quarter of 2003.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The “guarantor subsidiaries,” which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 10.375% senior notes due 2010, its 7.3% notes due 2008, and its 9.5% senior subordinated notes due 2014. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the commission.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF OPERATIONS FOR YEAR ENDED 2004

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(in thousands)
Net sales	$808,604	$386,728	$—	$(313,674)	$881,658
Cost of sales	670,307	259,664	—	(313,674)	616,297

Gross profit on sales	138,297	127,064	—	—	265,361
Selling, general and administrative expenses	95,818	86,594	22,207	—	204,619
Restructuring charge	—	—	—	—	—

Operating income (loss)	42,479	40,470	(22,207)	—	60,742

Other expense (income)
Interest expense, net	15,931	3,525	26,567	—	46,023
Other	(44)	5,371	(1,092)	—	4,235

Total other expense	15,887	8,896	25,475	—	50,258

Income (loss) before taxes on income and equity in income of subsidiaries	26,592	31,574	(47,682)	—	10,484
Taxes on income (benefit)	(796)	11,958	(7,118)	—	4,044
Equity in income (loss) of subsidiaries	—	—	(14,838)	14,838	—

Income (loss) from continuing operations	27,388	19,616	(55,402)	14,838	6,440
Discontinued operations, net of tax	(57,808)	(1,007)	—	—	(58,815)
Loss on disposal of discontinued operation, net of tax	(3,027)	—	—	—	(3,027)

Net income (loss)	$(33,447)	$18,609	$(55,402)	$14,838	$(55,402)

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF OPERATIONS FOR YEAR ENDED 2003

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(in thousands)
Net sales	$689,003	$325,984	$—	$(248,493)	$766,494
Cost of sales	570,069	221,675	—	(248,493)	543,251

Gross profit on sales	118,934	104,309	—	—	223,243
Selling, general and administrative expenses	89,638	74,684	21,374	—	185,696
Restructuring charge	6,196	—	—	—	6,196

Operating income (loss)	23,100	29,625	(21,374)	—	31,351

Other expense (income)
Interest expense, net	17,090	4,200	21,530	—	42,820
Other	5,006	4,671	(8,534)	—	1,143

Total other expense	22,096	8,871	12,996	—	43,963

Income (loss) before taxes on income and equity in income of subsidiaries	1,004	20,754	(34,370)	—	(12,612)
Taxes on income (benefit)	9,520	8,189	(22,309)	—	(4,600)
Equity in income (loss) of subsidiaries	—	—	(21,196)	21,196	—

Income (loss) from continuing operations	(8,516)	12,565	(33,257)	21,196	(8,012)
Discontinued operations, net of tax	(15,451)	(969)	—	—	(16,420)
Loss on disposal of discontinued operation, net of tax	(8,825)	—	—	—	(8,825)

Net income (loss)	$(32,792)	$11,596	$(33,257)	$21,196	$(33,257)

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF OPERATIONS FOR YEAR ENDED 2002

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(in thousands)
Net sales	$713,868	$315,904	$—	$(284,455)	$745,317
Cost of sales	582,541	224,033	—	(284,455)	522,119

Gross profit on sales	131,327	91,871	—	—	223,198
Selling, general and administrative expenses	89,165	64,770	21,898	—	175,833
Restructuring charge	3,134	8,590	10,752	—	22,476

Operating income (loss)	39,028	18,511	(32,650)	—	24,889

Other expense (income)
Interest expense, net	15,488	4,917	21,617	—	42,022
Other	8,145	3,104	(11,543)	—	(294)

Total other expense	23,633	8,021	10,074	—	41,728

Income (loss) before taxes on income and equity in income of subsidiaries	15,395	10,490	(42,724)	—	(16,839)
Taxes on income (benefit)	5,226	4,244	(15,704)	—	(6,234)
Equity in income (loss) of subsidiaries	—	—	(60,644)	60,644	—

Income (loss) from continuing operations	10,169	6,246	(87,664)	60,644	(10,605)
Discontinued operations	(20,675)	(1,004)	—	—	(21,679)
Cumulative effect of a change in accounting principle	(33,480)	(21,900)	—	—	(55,380)

Net income (loss)	$(43,986)	$(16,658)	$(87,664)	$60,644	$(87,664)

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEET AS OF JANUARY 2, 2005

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(in thousands)
ASSETS
Current
Cash	$—	$23,397	$(1,233)	$—	$22,164
Accounts receivable	68,850	70,212	3,166	—	142,228
Inventories	84,151	53,467	—	—	137,618
Other	7,813	9,257	5,686	—	22,756
Assets of business held for sale	38,612	4,176	—	—	42,788

Total current assets	199,426	160,509	7,619	—	367,554
Property and equipment, less accumulated depreciation	111,774	75,479	7,449	—	194,702
Investments in subsidiaries	177,868	60,518	181,295	(419,681)	—
Other	8,438	33,475	59,716	—	101,629
Goodwill	108,075	97,838	—	—	205,913

	$605,581	$427,819	$256,079	$(419,681)	$869,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	54,029	65,743	18,940	—	138,712
Long-term debt, less current maturities	—	—	460,000	—	460,000
Deferred income taxes	14,899	9,601	2,290	—	26,790
Other long-term liabilities	8,998	33,518	3,471	—	45,987

Total liabilities	77,926	108,862	484,701	—	671,489

Minority interests	—	4,131	—	—	4,131

Shareholders’ equity
Preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,243	(196,344)	5,243
Additional paid-in capital	191,411	12,525	229,382	(203,936)	229,382
Retained earnings	185,365	229,458	(455,996)	38,490	(2,683)
Foreign currency translation adjustment	(1,157)	4,412	(7,251)	—	(3,996)
Minimum pension liability	—	(33,768)	—	—	(33,768)

Total shareholders’ equity	527,655	314,826	(228,622)	(419,681)	194,178

	$605,581	$427,819	$256,079	$(419,681)	$869,798

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEET AS OF DECEMBER 28, 2003

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(in thousands)
ASSETS
Current
Cash	$—	$12,699	$(9,809)	$—	$2,890
Accounts receivable	58,944	67,065	3,615	—	129,624
Inventories	78,854	49,805	—	—	128,659
Other	5,769	9,681	5,124	—	20,574
Assets of business held for sale	94,151	3,561	—	—	97,712

Total current assets	237,718	142,811	(1,070)	—	379,459
Property and equipment, less accumulated depreciation	122,072	73,332	10,955	—	206,359
Investments in subsidiaries	163,657	46,463	209,561	(419,681)	—
Other	8,727	34,739	55,301	—	98,767
Goodwill	104,418	89,880	787	—	195,085

	$636,592	$387,225	$275,534	$(419,681)	$879,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$49,857	$63,171	$7,080	$—	$120,108
Long-term debt, less current maturities	—	—	445,000	—	445,000
Deferred income taxes	14,898	12,128	4,657	—	31,683
Liabilities of business held for sale	10,825	801	—	—	11,626
Other long-term liabilities	—	35,035	14,027	—	49,062

Total liabilities	75,580	111,135	470,764	—	657,479

Minority interests	—	3,458	—	—	3,458

Shareholders’ equity
Preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,135	(196,344)	5,135
Additional paid-in capital	191,411	12,525	222,984	(203,936)	222,984
Retained earnings	218,811	210,850	(415,432)	38,490	52,719
Foreign currency translation adjustment	(1,246)	(17,885)	(7,917)	—	(27,048)
Minimum pension liability	—	(35,057)	—	—	(35,057)

Total shareholders’ equity	561,012	272,632	(195,230)	(419,681)	218,733

	$636,592	$387,225	$275,534	$(419,681)	$879,670

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2004

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(in thousands)
Cash flows from operating activities	$8,967	$34,465	$(33,891)	$—	$9,541

Cash flows from investing activities:
Purchase of plant and equipment	(11,309)	(4,574)	100	—	(15,783)
Other	2,547	340	5,123	—	8,010

Cash used in investing activities	(8,762)	(4,234)	5,223	—	(7,773)

Cash flows from financing activities:
Net borrowings (repayments)	(205)	(21,834)	22,039	—	—
Issuance of senior notes	—	—	135,000	—	135,000
Repurchase of senior subordinated notes	—	—	(120,000)	—	(120,000)
Debt issuance cost	—	—	(4,237)	—	(4,237)
Proceeds from issuance of common stock	—	—	4,442	—	4,442
Other	—	—	—	—	—

Cash provided by (used in) financing activities	(205)	(21,834)	37,244	—	15,205

Effect of exchange rate changes on cash	—	2,301	—	—	2,301

Net increase (decrease) in cash	—	10,698	8,576	—	19,274
Cash, at beginning of year	—	12,699	(9,809)	—	2,890

Cash, at end of year	$—	$23,397	$(1,233)	$—	$22,164

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2003

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Cash flows from operating activities	$27,087	$24,978	$(63,851)	$—	$	(11,786)

Cash flows from investing activities:
Purchase of plant and equipment	(12,008)	(3,661)	(534)	—		(16,203)
Other	5,415	(586)	3,880	—		8,709

Cash used in investing activities	(6,593)	(4,247)	3,346	—		(7,494)

Cash flows from financing activities:
Net borrowings (repayments)	(13,795)	(27,006)	40,801	—		—
Issuance of senior notes	—	—	—	—		—
Repurchase of senior subordinated notes	—	—	—	—		—
Debt issuance cost	—	—	(3,367)	—		(3,367)
Proceeds from issuance of common stock	—	—	241	—		241
Cash dividends paid	—	—	182	—		182

Cash provided by (used in) financing activities	(13,795)	(27,006)	37,857	—		(2,944)

Effect of exchange rate changes on cash	—	1,557	—	—		1,557

Net increase (decrease) in cash	6,699	(4,718)	(22,648)	—		(20,667)
Cash, at beginning of year	(6,699)	17,417	12,839	—		23,557

Cash, at end of year	$—	$12,699	$(9,809)	$—		$2,890

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2002

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Cash flows from operating activities	$44,360	$35,659	$(33,541)	$—	$46,478

Cash flows from investing activities:
Purchase of plant and equipment	(12,113)	(2,819)	910	—	(14,022)
Other	(4,501)	449	3,655	—	(397)

Cash used in investing activities	(16,614)	(2,370)	4,565	—	(14,419)

Cash flows from financing activities:
Net borrowings (repayments)	(40,623)	(21,044)	(111,822)	—	(173,489)
Issuance of senior notes	—	—	175,000	—	175,000
Principal payments on long term debt	—	—	—	—	—
Repurchase of senior subordinated notes	—	—	(5,000)	—	(5,000)
Debt issuance costs	—	—	(5,755)	—	(5,755)
Proceeds from issuance of common stock	—	—	1,341	—	1,341
Cash dividends paid	—	—	(2,300)	—	(2,300)
Other	—	—	—	—	—

Cash provided by (used in) financing activities	(40,623)	(21,044)	51,464	—	(10,203)

Effect of exchange rate changes on cash	—	913	—	—	913

Net increase (decrease) in cash	(12,877)	13,158	22,488	—	22,769
Cash, at beginning of year	6,178	4,259	(9,649)	—	788

Cash, at end of year	$(6,699)	$17,417	$12,839	$—	$23,557

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia

     We have audited the accompanying consolidated balance sheets of Interface, Inc. as of January 2, 2005 and December 28, 2003 and the related consolidated statements of operations and comprehensive loss and cash flows for each of the three fiscal years in the period ended January 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interface, Inc. as of January 2, 2005 and December 28, 2003, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of Interface, Inc.

Atlanta, Georgia

     We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A of Form 10-K, that Interface, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; and (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the COSO criteria.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interface, Inc. and subsidiaries as of January 2, 2005 and December 28, 2003 and the related consolidated statements of operations and comprehensive loss and cash flows for each of the three fiscal years in the period ended January 2, 2005 and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
March 16, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

       Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), pursuant to Rule 13a-14(c) under the Act. Based on that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

     Management’s Annual Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on that assessment, management believes that, as of January 2, 2005, the Company’s internal control over financial reporting was effective based on those criteria. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Our independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 82.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the captions “Nomination and Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2004 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the caption “Executive Compensation and Related Items” in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2004 fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2004 fiscal year, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption “Executive Compensation and Related Items — Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2004 fiscal year, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained under the caption “Information Concerning the Company’s Accountants” in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2004 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      1. Financial Statements

     The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

     Consolidated Statements of Operations and Comprehensive Income (Loss) — years ended January 2, 2005, December 28, 2003, and December 29, 2002

     Consolidated Balance Sheets — January 2, 2005 and December 28, 2003

     Consolidated Statements of Cash Flows — years ended January 2, 2005, December 28, 2003 and December 29, 2002

     Notes to Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm

     Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

     2. Financial Statement Schedule

     The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries and related Report of Independent Registered Public Accounting Firm are included as part of this Report (see pages 89-91):

     Report of Independent Registered Public Accounting Firm

     Schedule II — Valuation and Qualifying Accounts and Reserves

3. Exhibits

The following exhibits are included as part of this Report:

Exhibit Number		Description of Exhibit
3.1	—	Restated Articles of Incorporation (included as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 5, 1998 (the “1998 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference).

3.2	—	Bylaws, as amended and restated (included as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 1, 2001, previously filed with the Commission and incorporated herein by reference).

4.1	—	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of Common Stock of the Company.

4.2	—	Rights Agreement between the Company and Wachovia Bank, N.A., dated as of March 4, 1998, with an effective date of March 16, 1998 (included as Exhibit 10.1A to the Company’s registration statement on Form 8-A/A dated March 12, 1998, previously filed with the Commission and incorporated herein by reference).

4.3	—	Form of Indenture governing the Company’s 7.3% Senior Notes due 2008, among the Company, Certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as Trustee (the “1998 Indenture”) (included as Exhibit 4.1 to the Company’s registration statement on Form S-3/A, File No. 333-46611, previously filed with the Commission and incorporated herein by reference); Supplement No. 1 to the 1998 Indenture, dated as of December 31, 2002 (included as Exhibit 4.4 to the Company’s annual report on Form 10-K for the year ended December 29, 2002 (the “2002 10-K”), previously filed with the Commission and incorporated herein by reference); Supplement No. 2 to the 1998 Indenture, dated as of June 18, 2003 (included as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 29, 2003 (the “2003 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); and Supplement No. 3 to the 1998 Indenture, dated as of January 10, 2005 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated February 15, 2005, previously filed with the Commission and incorporated herein by reference).

4.4	—	Indenture governing the Company’s 10.375% Senior Notes due 2010, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as Trustee (the “2002 Indenture”) (included as Exhibit 4.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2001 (the “2001 10-K”), previously filed with the Commission and incorporated herein by reference); Supplemental Indenture related to the 2002 Indenture, dated as of December 31, 2002 (included as Exhibit 4.5 to the 2002 10-K, previously filed with the Commission and incorporated herein by reference); Second Supplemental Indenture related to the 2002 Indenture, dated as of June 18, 2003 (included as Exhibit 4.3 to the 2003 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Third Supplemental Indenture related to the 2002 Indenture, dated as of January 10, 2005 (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated February 15, 2005, previously filed with the Commission and incorporated herein by reference).

4.5	—	Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2014, dated as of February 4, 2004, among the Company, certain U.S. subsidiaries of the Company, as guarantors, and SunTrust Bank, as Trustee (the “2004 Indenture”) (included as Exhibit 4.6 to the Company’s annual report on Form 10-K for the year ended December 28, 2003 (the “2003 10-K”), previously filed with the Commission and incorporated herein by reference); and First Supplemental Indenture related to the 2004 Indenture, dated as of January 10, 2005 (included as Exhibit 99.3 to the Company’s current report on Form 8-K dated February 15, 2005, previously filed with the Commission and incorporated herein by reference).

10.1	—	Salary Continuation Plan, dated May 7, 1982 (included as Exhibit 10.20 to the Company’s registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

10.2	—	Form of Salary Continuation Agreement, dated as of October 1, 2002 (as used for Daniel T. Hendrix, Raymond S. Willoch and John R. Wells) (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 (the “2002 Third Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference).*

10.3	—	Salary Continuation Agreement, dated as of October 1, 2002, between the Company and Ray C. Anderson (included as Exhibit 10.3 to the 2002 Third Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

Exhibit Number		Description of Exhibit

10.4	—	Interface, Inc. Omnibus Stock Incentive Plan (included as Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 29, 1996, previously filed with the Commission and incorporated herein by reference; First Amendment thereto (included as Exhibit 10.34 to the Company’s annual report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), previously filed with the Commission and incorporated herein by reference); and Forms of Restricted Stock Agreement, as used for directors, senior officers and other key employees/consultants (included as Exhibits 99.1, 99.2 and 99.3, respectively, to the Company’s current report on Form 8-K dated January 10, 2005, previously filed with the Commission and incorporated herein by reference).*

10.5	—	Interface, Inc. Executive Bonus Plan, adopted on February 23, 1999 (included as Exhibit 10.1 to the to the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 1999, previously filed with the Commission and incorporated herein by reference).*

10.6	—	Interface, Inc. Executive Bonus Plan, adopted on February 18, 2004 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated December 15, 2004, previously filed with the Commission and incorporated herein by reference).*

10.7	—	Description of Special Incentive Program for 2005-2006 (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated December 15, 2004, previously filed with the Commission and incorporated herein by reference).*

10.8	—	Interface, Inc. Nonqualified Savings Plan (as amended and restated effective January 1, 2002) (included as Exhibit 10.4 to the 2001 10-K, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 20, 2002 (included as Exhibit 10.2 to the 2003 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 30, 2002 (included as Exhibit 10.3 to the 2003 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated as of May 8, 2003 (included as Exhibit 10.6 to the 2003 10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto, dated as of December 31, 2003 (included as Exhibit 10.7 to the 2003 10-K, previously filed with the Commission and incorporated herein by reference).*

10.9	—	Interface, Inc. Nonqualified Savings Plan II, dated as of January 1, 2005 (included as Exhibit 4 to the Company’s registration statement on Form S-8 dated November 29, 2004, previously filed with the Commission and incorporated herein by reference).*

10.10	—	Fifth Amended and Restated Credit Agreement, dated as of June 17, 2003, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, Wachovia Bank, National Association, Fleet Capital Corporation and General Electric Capital Corporation (included as Exhibit 99.1 to the Company’s report on Form 8-K dated June 18, 2003, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of March 30, 2004 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 4, 2004, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto and Waiver, dated as of December 29, 2004 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated December 29, 2004, previously filed with the Commission and incorporated herein by reference).

10.11	—	Employment Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 1997 (the “1997 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 5, 1998 (the “1998 First Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended January 1, 2000 (the “1999 10-K”), previously filed with the Commission and incorporated herein by reference); Third Amendment thereto dated May 7, 1999 (included as Exhibit 10.6 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto dated July 24, 2001 (included as Exhibit 10.4 to the 2001 Third Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

Exhibit Number		Description of Exhibit
10.12	—	Change in Control Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.2 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.2 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto dated May 7, 1999 (included as Exhibit 10.7 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto dated July 24, 2001 (included as Exhibit 10.5 to the 2001 Third Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

10.13	—	Employment Agreement of Michael D. Bertolucci dated April 1, 1997 (included as Exhibit 10.25 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.25 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*

10.14	—	Change in Control Agreement of Michael D. Bertolucci dated April 1, 1997 (included as Exhibit 10.26 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.26 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*

10.15	—	Employment Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.7 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.7 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto dated January 31, 2003 (included as Exhibit 10.12 to the 2002 10-K previously filed with the Commission and incorporated herein by reference).*

10.16	—	Change in Control Agreement of Daniel T. Hendrix dated April 1, 1997 (included as Exhibit 10.8 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.8 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*

10.17	—	Employment Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.11 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.11 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto dated January 31, 2003 (included as Exhibit 10.14 to the 2002 10-K previously filed with the Commission and incorporated herein by reference).*

10.18	—	Change in Control Agreement of Raymond S. Willoch dated April 1, 1997 (included as Exhibit 10.12 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.12 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*

10.19	—	Employment Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.23 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.23 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto dated January 31, 2003 (included as Exhibit 10.4 to the 2003 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference).*

Exhibit Number		Description of Exhibit
10.20	—	Change in Control Agreement of John R. Wells dated April 1, 1997 (included as Exhibit 10.24 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.24 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference).*

10.21	—	Form of Second Amendment to Employment Agreement, dated January 14, 1999 (amending Exhibits 10.6, 10.8, 10.10, 10.12, 10.16 and 10.18 to the 1999 10-K and included as Exhibit 10.20 to such report, previously filed with the Commission and incorporated herein by reference).*

10.22	—	Form of Second Amendment to Change in Control Agreement, dated January 14, 1999 (amending Exhibits 10.7, 10.9, 10.11, 10.13, 10.17 and 10.19 to the 1999 10-K and included as Exhibit 10.21 to such report, previously filed with the Commission and incorporated herein by reference).*

10.23	—	Split Dollar Agreement, dated May 29, 1998, between the Company, Ray C. Anderson and Mary Anne Anderson Lanier, as Trustee of the Ray C. Anderson Family Trust (included as Exhibit 10.32 to the 1998 10-K, previously filed with the Commission and incorporated herein by reference).*

10.24	—	Split Dollar Insurance Agreement, dated effective as of February 21, 1997, between the Company and Daniel T. Hendrix (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 4, 1998, previously filed with the Commission and incorporated herein by reference).*

10.25	—	Employment Agreement of Christopher J. Richard dated July 30, 2003 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 28, 2003, previously filed with the Commission and incorporated by reference herein).*

10.26	—	Interface, Inc. Key Employee Stock Option Plan (1993) (included as Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended January 3, 1993, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto (included as Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended January 2, 1994, previously filed with the Commission and incorporated herein by reference); and Amendment No. 2 thereto (included as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 1995, previously filed with the Commission and incorporated herein by reference).*

10.27	—	Interface, Inc. Offshore Stock Option Plan (included as Exhibit 10.15 to the Company’s annual report on Form 10-K for the year ended January 1, 1989, previously filed with the Commission and incorporated herein by reference); and Amendment No. 1 thereto (included as Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 29, 1991, previously filed with the Commission and incorporated herein by reference).*

21	—	Subsidiaries of the Company.

23	—	Consent of BDO Seidman, LLP.

24	—	Power of Attorney (see signature page of this Report)

31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

32.1	—	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

32.2	—	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Interface, Inc.
Atlanta, Georgia

     The audits referred to in our report dated March 16, 2005 relating to the consolidated financial statements of Interface, Inc., which is contained in Item 8 of this Form 10-K, included the audit of Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Financial Statement Schedule based upon our audits.

     In our opinion, such Financial Statement Schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia March 16, 2005

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
January 2, 2005	$7,833	$1,711	$—	$1,648	$7,896
December 28, 2003	8,069	2,343	—	2,579	7,833
December 29, 2002	8,495	1,097	—	1,523	8,069

(A) Includes changes in foreign currency exchange rates.

(B) Write off of bad debt.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS (B)	DEDUCTIONS (DESCRIBE) (C)	BALANCE, AT END OF YEAR
	(in thousands)
Restructuring reserve:
Year ended:
January 2, 2005	$4,710	$—	$—	$1,847	$2,863
December 28, 2003	6,412	—	2,757	4,459	4,710
December 29, 2002	15,636	9,692	—	18,916	6,412

(A) Includes changes in foreign currency exchange rates.

(B) Includes a reallocation of reserves based on changes in the Company’s estimates.

(C) Cash payments.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGE TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Sales returns and allowances:
Year ended:
January 2, 2005	$4,548	$4,404	$—	$4,428	$4,524
December 28, 2003	5,897	3,775	—	5,125	4,548
December 29, 2002	7,875	4,355	—	6,333	5,897

(A) Includes changes in foreign currency exchange rates.

(B) Represents credits issued and adjustments to reflect actual exposure.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGE TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Warranty Reserves :
Year ended:
January 2, 2005	$1,183	$1,197	$—	$744	$1,636
December 28, 2003	2,066	251	—	1,134	1,183
December 29, 2002	2,503	784	—	1,221	2,066

(A) Includes changes in foreign currency exchange rates.

(B) Represents costs applied against reserve and adjustments to reflect actual exposure.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGE TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Inventory Reserves :
Year ended:
January 2, 2005	$7,134	$6,260	$743	$2,958	$11,179
December 28, 2003	9,747	1,620	385	4,609	7,143
December 29, 2002	13,404	3,284	(1,831)	5,110	9,747

(A) Includes changes in foreign currency exchange rates.

(B) Represents costs applied against reserve and adjustments to reflect actual exposure.

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

Date: March 16, 2005
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

Signature	Capacity	Date

/s/ RAY C. ANDERSON Ray C. Anderson	Chairman of the Board	March 16, 2005

/s/ DANIEL T. HENDRIX Daniel T. Hendrix	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ PATRICK C. LYNCH Patrick C. Lynch	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ EDWARD C. CALLAWAY Edward C. Callaway	Director	March 16, 2005

/s/ DIANNE DILLON-RIDGLEY Dianne Dillon-Ridgley	Director	March 16, 2005

/s/ CARL I. GABLE Carl I. Gable	Director	March 16, 2005

/s/ JUNE M. HENTON June M. Henton	Director	March 16, 2005

/s/ CHRISTOPHER G. KENNEDY Christopher G. Kennedy	Director	March 16, 2005

/s/ J. SMITH LANIER, II J. Smith Lanier, II	Director	March 16, 2005

/s/ JAMES B. MILLER, JR. James B. Miller, Jr.	Director	March 16, 2005

/s/ THOMAS R. OLIVER Thomas R. Oliver	Director	March 16, 2005

Signature	Capacity	Date
/s/ CLARINUS C.TH. VAN ANDEL Clarinus C.Th. van Andel	Director	March 16, 2005

EXHIBIT INDEX

Exhibit Number
21	Subsidiaries of the Company.

23	Consent of BDO Seidman, LLP.

24	Power of Attorney

31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.