Form 10-Q
period 2005-04-03
INTERFACE INC
filed 2005-05-13
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Shares outstanding of each of the registrant’s classes of common stock at May 10, 2005:

Class	Number of Shares

Class A Common Stock, $.10 par value per share	45,821,484
Class B Common Stock, $.10 par value per share	7,027,599

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	APRIL 3, 2005	JANUARY 2, 2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$23,252	$22,164
Accounts Receivable	142,519	142,228
Inventories	152,515	137,618
Prepaid and Other Expenses	20,691	18,200
Deferred Income Taxes	4,541	4,556
Assets of Business Held for Sale	25,911	42,788

TOTAL CURRENT ASSETS	369,429	367,554

PROPERTY AND EQUIPMENT, less accumulated depreciation	191,818	194,702
DEFERRED TAX ASSET	71,669	67,448
GOODWILL	201,632	205,913
OTHER ASSETS	36,218	34,181

	$870,766	$869,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$63,185	$46,466
Accrued Expenses	67,760	86,856
Liabilities of Business Held for Sale	3,480	5,390

TOTAL CURRENT LIABILITIES	134,425	138,712

LONG-TERM DEBT, less current maturities	16,807	—
SENIOR NOTES	325,000	325,000
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	25,494	26,790
OTHER	46,065	45,987

TOTAL LIABILITIES	682,791	671,489

Minority Interest	4,240	4,131

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	—	—
Common Stock	5,284	5,243
Additional Paid-In Capital	230,154	229,382
Retained Earnings	(4,859)	(2,683)
Foreign Currency Translation Adjustment	(13,076)	(3,996)
Minimum Pension Liability	(33,768)	(33,768)

TOTAL SHAREHOLDERS’ EQUITY	183,735	194,178

	$870,766	$869,798

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE
	MONTHS
	ENDED
	APRIL 3,	APRIL 4,
	2005	2004
NET SALES	$234,715	$210,033
Cost of Sales	163,576	145,212

GROSS PROFIT ON SALES	71,139	64,821
Selling, General and Administrative Expenses	53,969	51,132

OPERATING INCOME	17,170	13,689
Interest Expense	11,578	11,805
Bond Offering Cost	—	1,869
Other Expense	600	790

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	4,992	(775)
Income Tax Expense (Benefit)	2,069	(489)

Income (Loss) from Continuing Operations	2,923	(286)
Loss from Discontinued Operations, Net of Tax	(4,762)	(2,743)
Loss on Disposal of Discontinued Operations, Net of Tax	(337)	—

NET LOSS	$(2,176)	$(3,029)

Earnings (Loss) Per Share — Basic
Continuing Operations	$0.06	$(0.01)
Discontinued Operations	(0.09)	(0.05)
Loss on Disposal of Discontinued Operations	(0.01)	—

Loss Per Share — Basic	$(0.04)	$(0.06)

Earnings (Loss) Per Share — Diluted
Continuing Operations	$0.06	$(0.01)
Discontinued Operations	(0.09)	(0.05)
Loss on Disposal of Discontinued Operations	(0.01)	—

Loss Per Share — Diluted	$(0.04)	$(0.06)

Common Shares Outstanding — Basic	51,326	50,372
Common Shares Outstanding — Diluted	53,079	50,372

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(IN THOUSANDS)

	THREE
	MONTHS
	ENDED
	APRIL 3,	APRIL 4,
	2005	2004
Net Loss	$(2,176)	$(3,029)
Other Comprehensive Loss, Foreign Currency Translation Adjustment	(9,080)	(1,384)

Comprehensive Loss	$(11,256)	$(4,413)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	THREE
	MONTHS
	ENDED
	APRIL 3,	APRIL 4,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(2,176)	$(3,029)
Impairment of fixed assets, related to discontinued operations	468	—
Loss from discontinued operations	4,294	2,743
Loss on disposal of discontinued operations	337	—

Income (loss) from continuing operations	2,923	(286)
Adjustments to reconcile income (loss) to cash used in operating activities:
Depreciation and amortization	8,107	9,264
Deferred income taxes and other	(5,668)	(21)
Working capital changes:
Accounts receivable	(1,008)	5,171
Inventories	(16,217)	(13,166)
Prepaid expenses	(5,663)	(4,457)
Accounts payable and accrued expenses	(16)	505

Cash used in continuing operations	(17,542)	(2,990)
Cash provided by (used in) discontinued operations	6,208	(2,814)

CASH USED IN OPERATING ACTIVITIES:	(11,334)	(5,804)

INVESTING ACTIVITIES:
Capital expenditures	(3,422)	(6,020)
Other	(580)	(353)

CASH USED IN INVESTING ACTIVITIES:	(4,002)	(6,373)

FINANCING ACTIVITIES:
Net borrowing of long-term debt	16,807	14,246
Issuance of senior subordinated notes	—	135,000
Repurchase of senior subordinated notes	—	(120,000)
Debt issuance cost	—	(3,596)
Proceeds from issuance of common stock	164	805

CASH PROVIDED BY FINANCING ACTIVITIES:	16,971	26,455

Net cash provided by operating, investing and financing activities	1,635	14,278
Effect of exchange rate changes on cash	(547)	(88)

CASH AND CASH EQUIVALENTS:
Net change during the period	1,088	14,190
Balance at beginning of period	22,164	2,890

Balance at end of period	$23,252	$17,080

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — CONDENSED FOOTNOTES

     As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended January 2, 2005, as filed with the Commission.

     The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 2, 2005, consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

     The Company has committed to a plan to exit its owned Re:Source dealer businesses (as well as a small Australian dealer business and a small residential fabrics business), and in the third quarter 2004 the Company began to dispose of several of the dealer subsidiaries. The results of operations and related disposal costs, gains and losses for these businesses are classified as discontinued operations for all periods presented.

     Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — INVENTORIES

     Inventories are summarized as follows:

	April 3, 2005	January 2, 2005
	(In thousands)
Finished Goods	$91,135	$81,962
Work in Process	17,162	14,022
Raw Materials	44,218	41,634

	$152,515	$137,618

NOTE 3 — EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings (loss) per share. For the quarters ended April 3, 2005 and April 4, 2004, outstanding options to purchase 367,000 and 870,000 shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares during these periods.

     The following is a reconciliation from basic loss per share to diluted loss per share for the quarters ended April 3, 2005 and April 4, 2004, respectively:

For the Three-Month		Average Shares	Earnings
Period Ended	Net Income	Outstanding	Per Share
	(In Thousands Except Per Share Amounts)
April 3, 2005	$(2,176)	51,326	$(0.04)
Effect of Dilution:
Options	—	1,753	—

Diluted	$(2,176)	53,079	$(0.04)

April 4, 2004	$(3,029)	50,372	$(0.06)
Effect of Dilution:
Options	—	—	—

Diluted	$(3,029)	50,372	$(0.06)

NOTE 4 — SEGMENT INFORMATION

     In the second quarter of 2004, the Company changed the segment name “Services” to “Re:Source Network”, and changed the segment name “Broadloom” to “Bentley Prince Street”, to better reflect the nature of the businesses that comprise these segments. (The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provide carpet installation and maintenance services in the United States, is now reported as discontinued operations in the accompanying consolidated condensed statements of operations.) All prior periods have been restated to reflect this change.

     Based on the quantitative thresholds specified in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has four reportable segments: (1) the Modular Carpet segment, which includes its Interface, Heuga and InterfaceFLOR modular carpet businesses, (2) the Bentley Prince Street segment, which includes its Bentley and Prince Street broadloom, modular carpet and area rug businesses, (3) the Fabrics Group segment, which includes all of its fabrics businesses worldwide, and (4) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products, and also includes the Company’s Intersept antimicrobial sales and licensing program.

     The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of Net Sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

     Summary information by segment follows:

	Modular	Bentley	Fabrics	Specialty
	Carpet	Prince Street	Group	Products	Total
	(In thousands)
Three Months Ended April 3, 2005
Net sales	$153,527	$28,062	$48,462	$4,664	$234,715
Depreciation and amortization	3,305	396	2,996	39	6,736
Operating income (loss)	16,495	475	965	214	18,149

Three Months Ended April 4, 2004
Net sales	$133,203	$27,002	$46,765	$3,063	$210,033
Depreciation and amortization	3,561	434	2,841	45	6,881
Operating income (loss)	13,083	(333)	1,464	99	14,313

Total assets as of
April 3, 2005	$474,761	$115,142	$221,559	$4,534	$815,996
January 2, 2005	490,908	112,541	217,554	4,178	825,181

     A reconciliation of the Company’s total segment operating income (loss), depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
	April 3, 2005	April 4, 2004
	(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$6,736	$6,881
Corporate depreciation and amortization	1,371	2,383

Reported depreciation and amortization	$8,107	$9,264

OPERATING INCOME
Total segment operating income	$18,149	$14,313
Corporate expenses and other reconciling amounts	(979)	(624)

Reported operating income	$17,170	$13,689

	April 3, 2005	January 2, 2005
	(In thousands)
ASSETS
Total segment assets	$815,996	$825,181
Discontinued operations	25,911	42,788
Corporate assets and eliminations	28,859	1,829

Reported total assets	$870,766	$869,798

NOTE 5 — LONG-TERM DEBT

     Under the Company’s revolving credit facility, the maximum aggregate amount of loans and letters of credit available to the Company at any one time is $100 million, subject to a borrowing base limitation. The revolving credit facility matures on October 1, 2007. The revolving credit facility includes a domestic U.S. Dollar syndicated loan and letter of credit facility up to the lesser of (1) $100 million, or (2) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, finished goods inventory and raw materials inventory in the U.S. (the percentages and eligibility requirements for the domestic borrowing base are specified in the credit facility), less certain reserves. Any advances to the Company or Interface Europe B.V. under the domestic loan facility will reduce borrowing availability under the entire revolving credit facility. The revolving credit facility also includes a multicurrency syndicated loan and letter of credit facility in British Pounds and Euros of up to the lesser of (1) the equivalent of U.S. $15 million, or (2) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and finished goods inventory of Interface Europe, Ltd. and certain of its subsidiaries (the percentages and eligibility requirements for the multicurrency borrowing base are specified in the credit facility). Any advances under the multicurrency loan facility will reduce borrowing availability under the domestic loan facility.

     Interest on borrowings and letters of credit under the revolving credit facility is charged at varying rates computed by applying a margin (ranging from 0.0-3.5%) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and the Company’s fixed charge coverage ratio. In addition, the Company pays an unused line fee on the facility ranging from 0.375-1.0%, depending on the Company’s fixed charge coverage ratio. The revolving credit facility is secured by substantially all of the assets of Interface, Inc. and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of its domestic subsidiaries and up to 65% of the stock of its first-tier material foreign subsidiaries. The multicurrency loan facility is secured by substantially all of the assets of Interface Europe, Ltd. and its material subsidiaries. Those collateral documents provide that, if an event of default occurs under the revolving credit facility, the lenders’ collateral agent may, upon the request of the specified percentage of lenders, exercise remedies with respect to the collateral that include foreclosing mortgages on the Company’s real estate assets, taking possession of or selling its personal property assets, collecting its accounts receivable, or exercising proxies to take control of the pledged stock of its domestic and first-tier material foreign subsidiaries.

     The Company is currently in compliance under the revolving credit facility and anticipates that it will remain in compliance with the covenants.

     As of April 3, 2005, $18.3 million in borrowings (which includes $1.5 million of short-term borrowings) at a weighted-average interest rate of 6.5% and $19.3 million in letters of credit were outstanding under the revolving credit facility. As of April 3, 2005, the Company could have incurred $51.1 million of additional borrowings under its revolving credit facility.

     As of April 3, 2005, the estimated fair values (based on then-current market prices) of the 9.5% Senior Subordinated Notes due 2014, the 10.375% Senior Notes due 2010 and the 7.3% Senior Notes due 2008 were $140.4 million, $190.8 million and $146.3 million, respectively.

NOTE 6 — STOCK-BASED COMPENSATION

     The Company uses the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expense related to stock option plans was not material for the three-month period ended April 3, 2005.

     The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended
	April 3, 2005	April 4, 2004
	(In thousands, except per share amounts)
Net loss as reported	$(2,176)	$(3,029)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(168)	(324)

Pro forma net loss	$(2,344)	$(3,353)

Basic loss per share as reported	$(0.04)	$(0.06)
Basic pro forma loss per share	$(0.05)	$(0.07)
Diluted loss per share as reported	$(0.04)	$(0.06)
Diluted pro forma loss per share	$(0.04)	$(0.07)

     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.

Restricted Stock Awards

     During the quarters ended April 3, 2005 and April 4, 2004, restricted stock awards were granted for 386,000 and 207,000 shares, respectively, of Class B Common Stock. These shares vest with respect to each recipient over a three to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

NOTE 7 — EMPLOYEE BENEFIT PLANS

     The following tables provide the components of net periodic benefit cost for the three-month periods ended April 3, 2005, and April 4, 2004, respectively:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	April 3, 2005	April 4, 2004
	(In thousands)
Service cost	$663	$622
Interest cost	2,629	2,357
Expected return on assets	(2,727)	(2,009)
Amortization of prior service costs	6	13
Recognized net actuarial (gains)/losses	646	787
Amortization of transition obligation	45	34

Net periodic benefit cost	$1,262	$1,804

	Three Months Ended
Salary Continuation Plan (SCP)	April 3, 2005	April 4, 2004
	(In thousands)
Service cost	$55	$45
Interest cost	198	192
Amortization of transition obligation	55	55
Amortization of prior service cost	12	12
Amortization of (gain)/loss	68	73

Net periodic benefit cost	$388	$377

NOTE 8 — DISCONTINUED OPERATIONS

     The Company committed to a plan to exit its owned Re:Source dealer businesses, and in the third quarter 2004 the Company began to dispose of several of the dealer subsidiaries. Therefore, the results for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management has also decided to exit, were reported as discontinued operations. In connection with this action, the Company also recorded write-downs for the impairment of assets and goodwill of $18.0 million ($0.5 million of which was recorded in the first quarter of 2005) and $29.0 million, respectively.

     At April 3, 2005, the Company had sold seven dealer businesses (six of which were sold to the respective general managers of those businesses) and had initiated closure of six others. The Company recorded an after tax loss of $0.3 million in the first quarter of 2005 related to Re:Source dealer business dispositions.

     Summary operating results for the discontinued operations are as follows:

	Three Months Ended
	April 3, 2005	April 4, 2004
	(In thousands)
Net sales	$17,313	$39,211
Income (loss) on operations before taxes on income	(7,489)	(4,170)
Taxes on income (benefit)	(2,727)	(1,427)
Income (loss) on operations, net of tax	(4,762)	(2,743)

     Assets and liabilities, including reserves, related to the discontinued operations that were held for sale consist of the following:

	April 3, 2005	January 2, 2005
	(In thousands)
Current assets	$21,688	$37,918
Property and equipment	740	1,921
Other assets	3,483	2,949
Current liabilities	2,701	4,359
Other liabilities	779	1,031

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest amounted to approximately $21.4 million and $18.9 million for the quarters ended April 3, 2005 and April 4, 2004, respectively. Income tax payments amounted to approximately $1.6 million and $0.5 million, for the quarters ended April 3, 2005 and April 4, 2004, respectively.

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 3, 2005

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)
Net sales	$148,739	$109,190	$—	$(23,214)	$234,715
Cost of sales	113,959	72,831	—	(23,214)	163,576

Gross profit on sales	34,780	36,359	—	—	71,139
Selling, general and administrative expenses	24,639	23,452	5,878	—	53,969

Operating income (loss)	10,141	12,907	(5,878)	—	17,170
Interest/Other expense	4,009	1,518	6,651	—	12,178

Income (loss) before taxes on income and equity in income of subsidiaries	6,132	11,389	(12,529)	—	4,992
Income tax (benefit) expense	1,468	4,153	(3,552)	—	2,069
Equity in income (loss) of subsidiaries	—	—	3,801	(3,801)	—

Income (loss) from continuing operations	4,664	7,236	(5,176)	(3,801)	2,923
Loss on discontinued operations, net of tax	(4,762)	—	—	—	(4,762)
Loss on disposal of discontinued operations, net of tax	(337)	—	—	—	(337)

Net income (loss)	$(435)	$7,236	$(5,176)	$(3,801)	$(2,176)

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 3, 2005

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$25	$20,803	$2,424	$—	$23,252
Accounts receivable	67,590	73,701	1,228	—	142,519
Inventories	94,052	58,463	—	—	152,515
Prepaids and deferred income taxes	9,121	10,951	5,160	—	25,232
Assets of business held for sale	24,956	955	—	—	25,911

Total current assets	195,744	164,873	8,812	—	369,429
Property and equipment less accumulated depreciation	113,064	71,711	7,043	—	191,818
Investment in subsidiaries	167,573	68,282	187,629	(423,484)	—
Goodwill	108,075	93,557	—	—	201,632
Other assets	8,928	32,685	66,274	—	107,887

	$593,384	$431,108	$269,758	$(423,484)	$870,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$45,593	$71,864	$16,968	$—	$134,425
Long-term debt, less current maturities	—	—	16,807	—	16,807
Senior notes and senior subordinated notes	—	—	460,000	—	460,000
Deferred income taxes	14,899	8,305	2,290	—	25,494
Other	8,998	33,770	3,297	—	46,065

Total liabilities	69,490	113,939	499,362	—	682,791

Minority interests	—	4,240	—	—	4,240

Redeemable preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,284	(196,344)	5,284
Additional paid-in capital	191,411	12,525	230,154	(203,936)	230,154
Retained earnings	184,930	236,694	(461,170)	34,687	(4,859)
Foreign currency translation adjustment	(4,483)	(4,721)	(3,872)	—	(13,076)
Minimum pension liability	—	(33,768)	—	—	(33,768)

	$593,384	$431,108	$269,758	$(423,484)	$870,766

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS
ENDED APRIL 3, 2005

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
			(IN THOUSANDS)
Net cash provided by (used for) operating activities	$3,565	$(1,559)	$(13,340)	$—	$(11,334)
Cash flows from investing activities:
Purchase of plant and equipment	(2,965)	(453)	(4)	—	(3,422)
Other	(557)	(10)	(13)	—	(580)

Net cash used for investing activities	(3,522)	(463)	(17)	—	(4,002)

Cash flows from financing activities:
Net borrowings	—	—	16,807	—	16,807
Proceeds from issuance of common stock	1	(1)	164	—	164
Other	(3)	(40)	43	—	—

Net cash provided by (used for) financing activities	(2)	(41)	17,014	—	16,971
Effect of exchange rate change on cash	(16)	(531)	—	—	(547)

Net increase (decrease) in cash	25	(2,594)	3,657	—	1,088
Cash at beginning of period	—	23,397	(1,233)	—	22,164

Cash at end of period	$25	$20,803	$2,424	$—	$23,252

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investment in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company plans to adopt FIN 47 at the end of its 2005 fiscal year and does not believe that the adoption will have a material impact on its results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the effective date of SFAS No. 123R. Accordingly the Company will adopt SFAS No. 123R on January 2, 2006. The Company is currently evaluating the provisions of SFAS No. 123R and has not determined the impact that this Statement will have on its results of operations or financial position.

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

     In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the American Jobs Creation Act. The Company continues to evaluate its plans for repatriation of any foreign earnings in light of its ongoing business considerations and continues to evaluate this legislation and FSP No. 109-2 to determine the impact, if any, that this pronouncement will have on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This new standard is effective for the Company on July 4, 2005. The Company does not believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, under Item 7. Our discussions here focus on our results during the quarter ended, or as of, April 3, 2005, and the comparable period of 2004 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

     This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Safe Harbor Compliance Statement for Forward-Looking Statements” included in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

     These discontinued operations had net sales of $17.3 million and $39.2 million in the three-month periods ended April 3, 2005, and April 4, 2004, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”). Loss from operations of these businesses, net of tax, was $4.8 million and $2.7 million in the three-month periods ended April 3, 2005, and April 4, 2004, respectively. The Company recorded a $0.5 million write-down, net of taxes, for the impairment of assets in the first quarter of 2005, to adjust the carrying value of the assets of these businesses to their net realizable value.

     At April 3, 2005, we had sold seven of the fifteen dealer businesses that we owned at the time we committed to the exit activities (six of those businesses were sold to the respective general managers of those businesses) and had initiated closure of six others. During the first quarter of 2005, we recorded a loss of $0.3 million in connection with the disposal of certain of these businesses. We expect to substantially complete the exit activities during the second quarter of 2005.

General

     During the quarter ended April 3, 2005 (which was a 13-week period), we had net sales of $234.7 million and a net loss of $2.2 million, or $0.04 per diluted share, compared with net sales of $210.0 million and a net loss of $3.0 million, or $0.06 per diluted share, in the comparable period last year (which was a 14-week period). Our net loss for the three-month period ended April 3, 2005 (despite increases in both sales and operating income compared with the prior year period) is the result of the operational losses and write-downs associated with our discontinued operations, as discussed above. The 13 weeks versus the 14 weeks included in the respective 2005 and 2004 three-month periods are a factor in certain of the comparisons reflected below.

Results of Operations

     The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the quarters ended April 3, 2005, and April 4, 2004, respectively:

	Three Months Ended
	04/03/05	04/04/04
Net sales	100.0%	100.0%
Cost of sales	69.7	69.1

Gross profit on sales	30.3	30.9
Selling, general and administrative expenses	23.0	24.3

Operating income	7.3	6.5
Interest/Other expense	5.2	6.9

Income (loss) from continuing operations before tax expense or benefit	2.1	(0.4)
Income tax expense (benefit)	0.9	(0.2)

Income (loss) from continuing operations	1.2	(0.1)
Discontinued operations, net of tax	(2.0)	(1.3)
Loss on disposal	(0.1)	0.0

Net loss	(0.9)	(1.4)

     Below we provide information regarding net sales for each of our four operating segments, and analyze those results for the quarters ended April 3, 2005, and April 4, 2004, respectively.

     Net Sales by Business Segment

     Net sales by operating segment and for our Company as a whole were as follows for the quarters ended April 3, 2005 (which was a 13-week period), and April 4, 2004 (which was a 14-week period), respectively:

	Three Months Ended		Percentage
Net Sales By Segment	04/03/05	04/04/04	Change
	(In thousands)
Modular Carpet	$153,527	$133,203	15.3%
Bentley Prince Street	28,062	27,002	3.9%
Fabrics Group	48,462	46,765	3.6%
Specialty Products	4,664	3,063	52.3%

Total	$234,715	$210,033	11.8%

     Modular Carpet Segment. For the quarter ended April 3, 2005, net sales for the Modular Carpet segment increased $20.3 million (15.3%) versus the comparable period in 2004. On a geographic basis, we experienced significant increases in net sales in the Americas and in Asia-Pacific (up 24.2% and 30.6%, respectively) for the quarter ended April 3, 2005, versus the comparable period in 2004. Net sales in the European portion of the business were flat for the quarter ended April 3, 2005 in local currency terms and up 3.2% in U.S. dollars versus the comparable period in 2004. We also saw a significant increase in our sales into the education, retail, government and residential market segments in North America, which we attribute to our focus on those market segments, among others, as part of our strategy to increase product sales in non-corporate office market segments. Sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region.

     Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the quarter ended April 3, 2005 increased $1.1 million (3.9%) versus the comparable period in 2004. This increase was attributable primarily to the improving corporate office market.

     Fabrics Group Segment. For the quarter ended April 3, 2005, net sales for our Fabrics Group segment increased $1.7 million (3.6%) versus the comparable period in 2004. This increase was attributable primarily to the improving corporate office market.

     Specialty Products Segment. For the quarter ended April 3, 2005, net sales for our Specialty Products segment increased $1.6 million (52.3%) versus the comparable period in 2004. This increase was attributable primarily to the improving corporate office market.

     Cost and Expenses

     Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the quarters ended April 3, 2005, and April 4, 2004, respectively:

	Three Months Ended		Percentage
Cost and Expenses	04/03/05	04/04/04	Change
	(In thousands)
Cost of Sales	$163,576	$145,212	12.6%
Selling, General and Administrative Expenses	53,969	51,132	5.5%

Total	$217,545	$196,344	10.8%

     For the quarter ended April 3, 2005, our cost of sales increased $18.4 million (12.6%) versus the comparable period in 2004, primarily due to increased product ($12 million) and labor ($3 million) costs associated with increased production levels during the first quarter of 2005. Our raw materials costs in the first quarter 2005 were up between 3-4% versus the same period in 2004, primarily due to increased prices for petrochemical products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $2.0 million increase in the cost of goods sold during the first quarter 2005 compared with the same period in 2004. As a percentage of net sales, cost of sales increased to 69.7% for the quarter ended April 3, 2005, versus 69.1% for the comparable period in 2004. The percentage increase was primarily due to increased raw material costs.

     For the quarter ended April 3, 2005, our selling, general and administrative expenses increased $2.8 million (5.5%) versus the comparable period in 2004. The primary components of this increase were: (1) $1.0 million in commission payments due to the increased level of sales in the first quarter 2005; and (2) $0.8 million due to currency fluctuations (primarily the movement of the Euro). As a percentage of net sales, selling, general and administrative expenses decreased to 23.0% for the quarter ended April 3, 2005, versus 24.3% for the comparable period in 2004. The percentage decrease was primarily due to (1) the increased absorption of the fixed portion of administrative costs as a result of improved sales volume, accounting for approximately 75% of the percentage decrease, and (2) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, accounting for approximately 25% of the percentage decrease.

     Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and Administrative	Three Months Ended		Percentage
Expenses (Combined)	04/03/05	04/04/04	Change
	(In thousands)
Modular Carpet	$137,032	$120,120	14.1%
Bentley Prince Street	27,587	27,335	0.9%
Fabrics Group	47,497	45,301	4.8%
Specialty Products	4,450	2,964	50.1%
Corporate Expenses and Eliminations	979	624	56.9%

Total	$217,545	$196,344	10.8%

     Interest Expenses

     For the quarter ended April 3, 2005, interest expense decreased $0.2 million to $11.6 million versus $11.8 million in the comparable period in 2004. This decrease was due primarily to the lower levels of debt outstanding on a daily basis throughout the quarter when compared to the previous year and was somewhat offset by an overall increase in interest rates when compared to the first quarter of 2004.

Liquidity and Capital Resources

     General

     At April 3, 2005, we had $23.3 million in cash, and we had $18.3 million in borrowings (which includes $1.5 million of short-term borrowings) and $19.3 million in letters of credit outstanding under our revolving credit facility. As of April 3, 2005, we could have incurred $51.1 million of additional borrowings under our revolving credit facility.

     Analysis of Cash Flows

     Our primary sources of cash during the quarter ended April 3, 2005 were (1) $16.8 million of domestic borrowings under our revolving credit facility, (2) $6.2 million provided from discontinued operations, and (3) $2.9 million from continuing operations. The primary uses of cash during the quarter ended April 3, 2005 were (1) $16.2 million related to an increase in inventory levels, (2) $5.7 million for prepaid expenses, primarily consisting of insurance policies, and (3) $3.4 million for additions to property and equipment in our manufacturing facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, under Item 7A. Our discussion here focuses on the quarter ended April 3, 2005, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

     At April 3, 2005, we recognized a $9.1 million decrease in our foreign currency translation adjustment account compared to January 2, 2005, primarily because of the weakening of the U.S. dollar against the Euro.

     Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

     To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at April 3, 2005. The values that result from these computations are compared with the market values of these financial instruments at April 3, 2005. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

     As of April 3, 2005, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $26.9 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $26.7 million.

     As of April 3, 2005, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $6.9 million or an increase in the fair value of our financial instruments of $5.7 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are subject to various legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 1.

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

INTERFACE, INC.
Date: May 12, 2005	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Vice President (Principal Financial Officer)