Form 10-Q
period 2005-07-03
INTERFACE INC
filed 2005-08-11
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Shares outstanding of each of the registrant’s classes of common stock at August 8, 2005:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	46,061,109
Class B Common Stock, $.10 par value per share	7,027,599

INTERFACE , INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JULY 3, 2005	JANUARY 2, 2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$22,441	$22,164
Accounts Receivable, net	150,750	142,228
Inventories	149,579	137,618
Prepaid and Other Expenses	22,601	18,200
Deferred Income Taxes	4,587	4,556
Assets of Businesses Held for Sale	13,867	42,788

TOTAL CURRENT ASSETS	363,825	367,554

PROPERTY AND EQUIPMENT, less accumulated depreciation	181,312	194,702
DEFERRED TAX ASSET	75,481	67,448
GOODWILL	195,983	205,913
OTHER ASSETS	38,747	34,181

	$855,348	$869,798

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts Payable	$59,855	$46,466
Accrued Expenses	86,437	86,856
Liabilities of Businesses Held for Sale	457	5,390

TOTAL CURRENT LIABILITIES	146,749	138,712

LONG-TERM DEBT, less current maturities	9,824	—
SENIOR NOTES	325,000	325,000
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	24,476	26,790
OTHER	45,892	45,987

TOTAL LIABILITIES	686,941	671,489

Minority Interest	4,258	4,131

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	—	—
Common Stock	5,294	5,243
Additional Paid-In Capital	231,068	229,382
Retained Earnings	(12,280)	(2,683)
Foreign Currency Translation Adjustment	(26,165)	(3,996)
Minimum Pension Liability	(33,768)	(33,768)

TOTAL SHAREHOLDERS’ EQUITY	164,149	194,178

	$855,348	$869,798

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2005	JULY 4, 2004	JULY 3, 2005	JULY 4, 2004
NET SALES	$246,545	$216,213	$481,260	$426,246
Cost of Sales	169,317	149,355	332,893	294,567

GROSS PROFIT ON SALES	77,228	66,858	148,367	131,679
Selling, General and Administrative Expenses	56,005	50,988	109,974	102,120

OPERATING INCOME	21,223	15,870	38,393	29,559
Interest Expense	11,506	11,552	23,084	23,357
Bond Offering Cost	—	—	—	1,869
Other Expense	268	532	868	1,322

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	9,449	3,786	14,441	3,011
Income Tax Expense	5,509	1,282	7,578	793

Income from Continuing Operations	3,940	2,504	6,863	2,218
Loss from Discontinued Operations, Net of Tax	(9,763)	(2,663)	(14,525)	(5,406)
Loss on Disposal of Discontinued Operations, Net of Tax	(1,598)	—	(1,935)	—

NET LOSS	$(7,421)	$(159)	$(9,597)	$(3,188)

Earnings (Loss) Per Share – Basic
Continuing Operations	$0.08	$0.05	$0.13	$0.04
Discontinued Operations	(0.19)	(0.05)	(0.28)	(0.10)
Loss on Disposal of Discontinued Operations	(0.03)	—	(0.04)	—

Loss Per Share – Basic	$(0.14)	$—	$(0.19)	$(0.06)

Earnings (Loss) Per Share – Diluted
Continuing Operations	$0.08	$0.05	$0.13	$0.04
Discontinued Operations	(0.19)	(0.05)	(0.28)	(0.10)
Loss on Disposal of Discontinued Operations	(0.03)	—	(0.03)	—

Loss Per Share – Diluted	$(0.14)	$—	$(0.18)	$(0.06)

Common Shares Outstanding – Basic	51,398	50,581	51,362	50,474
Common Shares Outstanding – Diluted	52,481	51,905	52,622	52,009

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2005	JULY 4, 2004	JULY 3, 2005	JULY 4, 2004
Net Loss	$(7,421)	$(159)	$(9,597)	$(3,188)
Other Comprehensive Loss, Foreign Currency Translation Adjustment	(13,089)	71	(22,169)	(1,313)

Comprehensive Loss	$(20,510)	$(88)	$(31,766)	$(4,501)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JULY 3, 2005	JULY 4, 2004
OPERATING ACTIVITIES:
Net loss	$(9,597)	$(3,188)
Impairment of fixed assets, related to discontinued operations	3,466	—
Loss from discontinued operations	11,059	5,406
Loss on disposal of discontinued operations	1,935	—

Income from continuing operations	6,863	2,218
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	16,194	17,811
Deferred income taxes and other	(10,740)	(4,553)
Working capital changes:
Accounts receivable	(12,063)	(1,775)
Inventories	(15,476)	(12,787)
Prepaid expenses	(6,231)	(3,252)
Accounts payable and accrued expenses	16,136	3,727

Cash provided by (used in) continuing operations	(5,317)	1,389
Cash provided by (used in) discontinued operations	7,859	(8,190)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	2,542	(6,801)

INVESTING ACTIVITIES:
Capital expenditures	(5,832)	(9,351)
Cash proceeds from sale of discontinued operations	551	—
Investment in intellectual property	(2,700)	—
Other	(3,022)	(97)

CASH USED IN INVESTING ACTIVITIES:	(11,003)	(9,448)

FINANCING ACTIVITIES:
Net borrowing of long-term debt	9,825	16,645
Issuance of senior subordinated notes	—	135,000
Repurchase of senior subordinated notes	—	(120,000)
Debt issuance cost	—	(3,963)
Proceeds from issuance of common stock	722	1,105

CASH PROVIDED BY FINANCING ACTIVITIES:	10,547	28,787

Net cash provided by operating, investing and financing activities	2,086	12,538
Effect of exchange rate changes on cash	(1,809)	98

CASH AND CASH EQUIVALENTS:
Net change during the period	277	12,636
Balance at beginning of period	22,164	2,890

Balance at end of period	$22,441	$15,526

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

The Company committed to a plan to exit its owned Re:Source dealer businesses (as well as a small Australian dealer business and a small residential fabrics business), and in the third quarter 2004 the Company began to dispose of several of the dealer subsidiaries. The results of operations and related disposal costs, gains and losses for these businesses are classified as discontinued operations for all periods presented.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - INVENTORIES

Inventories are summarized as follows:

	July 3, 2005	January 2, 2005
	(In thousands)
Finished Goods	$86,019	$81,962
Work in Process	17,399	14,022
Raw Materials	46,161	41,634

	$149,579	$137,618

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. For the three-month and six-month periods ended July 3, 2005, outstanding options to purchase 995,000 and 703,000 shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares during these periods. For the three-month and six-month periods ended July 4, 2004, outstanding options to purchase 661,000 and 701,000 shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares during these periods.

The following is a reconciliation from basic loss per share to diluted loss per share for the three-month and six-month periods ended July 3, 2005, and July 4, 2004, respectively.

For the Three-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share
	(In Thousands Except Per Share Amounts)
July 3, 2005	$(7,421)	51,398	$(0.14)
Effect of Dilution:
Options	—	1,083	—

Diluted	$(7,421)	52,481	$(0.14)

July 4, 2004	$(159)	50,581	$—
Effect of Dilution:
Options	—	1,324	—

Diluted	$(159)	51,905	$—

For the Six-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share
	(In Thousands Except Per Share Amounts)
July 3, 2005	$(9,597)	51,362	$(0.19)
Effect of Dilution:
Options	—	1,260	—

Diluted	$(9,597)	52,622	$(0.18)

July 4, 2004	$(3,188)	50,474	$(0.06)
Effect of Dilution:
Options	—	1,535	—

Diluted	$(3,188)	52,009	$(0.06)

NOTE 4 - INCOME TAXES

As further described below in Note 12, the American Jobs Creation Act of 2004 provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated. During the quarter ended July 3, 2005, the Company repatriated $10.5 million of such foreign earnings. Consequently, the Company recorded a provision for taxes on such foreign earnings of approximately $1.6 million in the second quarter of 2005 related to the repatriation. The Company will continue to evaluate during the course of the year what additional amounts, if any, to repatriate and reinvest. The Company expects to be in a position to finalize its assessment by January 1, 2006.

NOTE 5 - SEGMENT INFORMATION

Based on the quantitative thresholds specified in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has four reportable segments: (1) the Modular Carpet segment, which includes its Interface, Heuga and InterfaceFLOR modular carpet businesses, (2) the Bentley Prince Street segment, which includes its Bentley and Prince Street broadloom, modular carpet and area rug businesses, (3) the Fabrics Group segment, which includes all of its fabrics businesses worldwide, and (4) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products, and also includes the Company’s Intersept antimicrobial sales and licensing program. (The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provided carpet installation and maintenance services in the United States, is now reported as discontinued operations in the accompanying consolidated condensed statements of operations.)

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

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Fabrics Group	Specialty Products	Total
	(In thousands)
Three Months Ended
July 3, 2005
Net sales	$163,681	$29,468	$49,545	$3,851	$246,545
Depreciation and amortization	3,742	411	2,690	39	6,882
Operating income	21,379	493	148	215	22,235

Three Months Ended
July 4, 2004
Net sales	$137,002	$29,330	$46,899	$2,982	$216,213
Depreciation and amortization	3,568	425	2,753	45	6,791
Operating income (loss)	14,390	(612)	1,966	(112)	15,632

Six Months Ended
July 3, 2005
Net sales	$317,208	$57,530	$98,007	$8,515	$481,260
Depreciation and amortization	7,047	807	5,686	78	13,618
Operating income	37,874	968	1,113	429	40,384

Six Months Ended
July 4, 2004
Net sales	$270,205	$56,332	$93,664	$6,045	$426,246
Depreciation and amortization	7,129	859	5,594	90	13,672
Operating income (loss)	27,473	(945)	3,430	(13)	29,945

Total assets as of
July 3, 2005	$471,500	$118,256	$211,861	$4,021	$805,638
January 2, 2005	490,908	112,541	217,554	4,178	825,181

A reconciliation of the Company’s total segment operating income (loss), depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$6,882	$6,791	$13,618	$13,672
Corporate depreciation and amortization	1,205	1,756	2,576	4,139

Reported depreciation and amortization	$8,087	$8,547	$16,194	$17,811

OPERATING INCOME
Total segment operating income	$22,235	$15,632	$40,384	$29,945
Corporate expenses and other reconciling amounts	(1,012)	238	(1,991)	(386)

Reported operating income	$21,223	$15,870	$38,393	$29,559

			July 3, 2005	January 2, 2005
			(In thousands)
ASSETS
Total segment assets			$805,638	$825,181
Discontinued operations			13,867	42,788
Corporate assets and eliminations			35,843	1,829

Reported total assets			$855,348	$869,798

NOTE 6 - LONG-TERM DEBT

Under the Company’s revolving credit facility, the maximum aggregate amount of loans and letters of credit available to the Company at any one time is $100 million, subject to a borrowing base limitation. The revolving credit facility matures on October 1, 2007. The revolving credit facility includes a domestic U.S. Dollar syndicated loan and letter of credit facility up to the lesser of (1) $100 million, or (2) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, finished goods inventory and raw materials inventory in the U.S. (the percentages and eligibility requirements for the domestic borrowing base are specified in the credit facility), less certain reserves. Any advances to the Company or Interface Europe B.V. under the domestic loan facility will reduce borrowing availability under the entire revolving credit facility. The revolving credit facility also includes a multicurrency syndicated loan and letter of credit facility in British Pounds and Euros of up to the lesser of (1) the equivalent of U.S. $15 million, or (2) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and finished goods inventory of Interface Europe, Ltd. and certain of its subsidiaries (the percentages and eligibility requirements for the multicurrency borrowing base are specified in the credit facility), less certain reserves. Any advances under the multicurrency loan facility will reduce borrowing availability under the domestic loan facility.

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

On June 14, 2005, the Company amended its revolving credit facility. The amendment, among other things, (1) changed the domestic borrowing base calculation to increase the amount of borrowing availability, and (2) changed a negative covenant to allow the Company to repay or repurchase up to $25 million of its senior or senior subordinated notes.

The Company is currently in compliance under the revolving credit facility and anticipates that it will remain in compliance with the covenants.

As of July 3, 2005, $11.4 million in borrowings (which includes $1.5 million of short-term borrowings) at a weighted-average interest rate of 6.5% and $17.4 million in letters of credit were outstanding under the revolving credit facility. As of July 3, 2005, the Company could have incurred $71.4 million of additional borrowings under its revolving credit facility.

As of July 3, 2005, the estimated fair values (based on then-current market prices) of the 9.5% Senior Subordinated Notes due 2014, the 10.375% Senior Notes due 2010 and the 7.3% Senior Notes due 2008 were $137.4 million, $193.8 million and $152.3 million, respectively.

NOTE 7 - STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expense related to stock option plans was not material for the three-month or six-month periods ended July 3, 2005, and July 4, 2004, respectively.

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss as reported	$(7,421)	$(159)	$(9,597)	$(3,188)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(119)	(327)	(272)	(653)

Pro forma net loss	$(7,540)	$(486)	$(9,869)	$(3,841)

Basic loss per share as reported	$(0.14)	$—	$(0.19)	$(0.06)
Basic pro forma loss per share	$(0.15)	$(0.01)	$(0.19)	$(0.08)
Diluted loss per share as reported	$(0.14)	$—	$(0.18)	$(0.06)
Diluted pro forma loss per share	$(0.14)	$(0.01)	$(0.19)	$(0.07)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.

Restricted Stock Awards

During the six-month periods ended July 3, 2005, and July 4, 2004, restricted stock awards were granted for 386,000 and 207,000 shares, respectively, of Class B Common Stock. These shares vest with respect to each recipient over a three to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended July 3, 2005, and July 4, 2004, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
	(In thousands)		(In thousands)
Service cost	$654	$700	$1,317	$1,322
Interest cost	2,597	2,728	5,226	5,085
Expected return on assets	(2,693)	(2,604)	(5,420)	(4,613)
Amortization of prior service costs	6	13	12	26
Recognized net actuarial (gains)/losses	639	775	1,285	1,562
Amortization of transition obligation	44	32	89	66

Net periodic benefit cost	$1,247	$1,644	$2,509	$3,448

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
	(In thousands)		(In thousands)
Service cost	$55	$45	$110	$90
Interest cost	198	192	396	384
Amortization of transition obligation	55	55	110	110
Amortization of prior service cost	12	12	24	24
Amortization of (gain)/loss	68	73	136	146

Net periodic benefit cost	$388	$377	$776	$754

NOTE 9 - DISCONTINUED OPERATIONS

The Company committed to a plan to exit its owned Re:Source dealer businesses, and in the third quarter of 2004 the Company began to dispose of several of the dealer subsidiaries. Therefore, the results of operations for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management also decided to exit, are reported as discontinued operations. In connection with this action, the Company also has recorded write-downs for the impairment of assets and goodwill of $21.0 million ($3.5 million of which was recorded in the first six months of 2005) and $29.0 million, respectively.

As of July 3, 2005, the Company had sold (or contracted to sell) a total of nine dealer businesses. Eight of the nine businesses were sold (or contracted to sell) to either the general managers of the respective businesses or an entity in which the general manager participated. The Company has terminated all ongoing operations of the other six owned dealer businesses, and in some cases is completing their wind-down through subcontracting arrangements. The Company recorded an after tax loss of $1.9 million ($1.6 million of which was recorded in the second quarter of 2005) in the first six months of 2005 related to Re:Source dealer business dispositions.

Summary operating results for the discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
	(In thousands)		(In thousands)
Net sales	$9,415	$37,924	$26,728	$77,135
Income (loss) on operations before taxes on income	(15,000)	(4,025)	(22,826)	(8,195)
Income tax expense (benefit)	(5,237)	(1,362)	(8,301)	(2,789)
Income (loss) on operations, net of tax	(6,765)	(2,663)	(11,059)	(5,406)
Impairment loss, net of tax	(2,998)	—	(3,466)	—

Assets and liabilities, including reserves, related to the discontinued operations that were held for sale consist of the following:

	July 3, 2005	January 2, 2005
	(In thousands)
Current assets	$12,662	$37,918
Property and equipment	789	1,921
Other assets	416	2,949
Current liabilities	—	4,359
Other liabilities	457	1,031

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to approximately $21.8 million and $19.4 million for the six-month periods ended July 3, 2005, and July 4, 2004, respectively. Income tax payments amounted to approximately $3.2 million and $4.2 million, for the six-month periods ended July 3, 2005, and July 4, 2004, respectively.

NOTE 11 - SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 10.375% senior notes due 2010, its 7.3% senior notes due 2008, and its 9.5% senior subordinated notes due 2014. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 3, 2005

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$177,144	$111,126	$—	$(41,725)	$246,545
Cost of sales	136,615	74,427	—	(41,725)	169,317

Gross profit on sales	40,529	36,699	—	—	77,228
Selling, general and administrative expenses	26,601	23,609	5,795	—	56,005

Operating income (loss)	13,928	13,090	(5,795)	—	21,223
Interest/Other expense	3,088	1,226	7,460	—	11,774

Income (loss) before taxes on income and equity in income of subsidiaries	10,840	11,864	(13,255)	—	9,449
Income tax expense (benefit)	3,802	4,837	(3,130)	—	5,509
Equity in income (loss) of subsidiaries	—	—	5,704	(5,704)	—

Income (loss) from continuing operations	7,038	7,027	(4,421)	(5,704)	3,940
Loss on discontinued operations, net of tax	(9,763)	—	—	—	(9,763)
Loss on disposal of discontinued operations, net of tax	(1,598)	—	—	—	(1,598)

Net income (loss)	$(4,323)	$7,027	$(4,421)	$(5,704)	$(7,421)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 3, 2005

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$325,883	$220,316	$—	$(64,939)	$481,260
Cost of sales	250,574	147,258	—	(64,939)	332,893

Gross profit on sales	75,309	73,058	—	—	148,367
Selling, general and administrative expenses	51,240	47,061	11,673	—	109,974

Operating income (loss)	24,069	25,997	(11,673)	—	38,393
Interest/Other expense	7,097	2,744	14,111	—	23,952

Income (loss) before taxes on income and equity in income of subsidiaries	16,972	23,253	(25,784)	—	14,441
Income tax expense (benefit)	5,270	8,990	(6,682)	—	7,578
Equity in income (loss) of subsidiaries	—	—	9,505	(9,505)	—

Income (loss) from continuing operations	11,702	14,263	(9,597)	(9,505)	6,863
Loss on discontinued operations, net of tax	(14,525)	—	—	—	(14,525)
Loss on disposal of discontinued operations, net of tax	(1,935)	—	—	—	(1,935)

Net income (loss)	$(4,758)	$14,263	$(9,597)	$(9,505)	$(9,597)

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 3, 2005

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$21,387	$1,054	$—	$22,441
Accounts receivable	81,031	67,691	2,028	—	150,750
Inventories	91,877	57,702	—	—	149,579
Prepaids and deferred income taxes	12,201	9,578	5,409	—	27,188
Assets of businesses held for sale	13,203	664	—	—	13,867

Total current assets	198,312	157,022	8,491	—	363,825
Property and equipment less accumulated depreciation	108,378	67,315	5,619	—	181,312
Investment in subsidiaries	168,823	75,823	184,526	(429,172)	—
Goodwill	108,075	87,908	—	—	195,983
Other assets	10,383	31,184	72,661	—	114,228

	$593,971	$419,252	$271,297	$(429,172)	$855,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$50,015	$67,181	$29,553	$—	$146,749
Long-term debt, less current maturities	—	—	9,824	—	9,824
Senior notes and senior subordinated notes	—	—	460,000	—	460,000
Deferred income taxes	14,899	7,287	2,290	—	24,476
Other	8,998	33,770	3,124	—	45,892

Total liabilities	73,912	108,238	504,791	—	686,941

Minority interests	—	4,258	—	—	4,258

Redeemable preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,294	(196,344)	5,294
Additional paid-in capital	191,411	12,525	231,068	(203,936)	231,068
Retained earnings	180,607	243,721	(465,607)	28,999	(12,280)
Foreign currency translation adjustment	(3,995)	(17,921)	(4,249)	—	(26,165)
Minimum pension liability	—	(33,768)	—	—	(33,768)

	$593,971	$419,252	$271,297	$(429,172)	$855,348

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS

ENDED JULY 3, 2005

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$6,823	$1,324	$(5,605)	$—	$2,542

Cash flows from investing activities:
Purchase of plant and equipment	(5,390)	(1,559)	1,117	—	(5,832)
Cash proceeds from sale of discontinued operations	551	—	—	—	551
Other	(1,949)	—	(3,773)	—	(5,722)

Net cash used for investing activities	(6,788)	(1,559)	(2,656)	—	(11,003)

Cash flows from financing activities:
Net borrowings	—	—	9,825	—	9,825
Proceeds from issuance of common stock	—	—	722	—	722
Other	(34)	33	1	—	—

Net cash provided by (used for) financing activities	(34)	33	10,548	—	10,547

Effect of exchange rate change on cash	(1)	(1,808)	—	—	(1,809)

Net increase (decrease) in cash	—	(2,010)	2,287	—	277
Cash at beginning of period	—	23,397	(1,233)	—	22,164

Cash at end of period	$—	$21,387	$1,054	$—	$22,441

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 143-1 (“FSP FAS No. 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP FAS No. 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union (“EU”). FSP FAS No. 143-1 is effective upon the later of the first reporting period that ends after June 8, 2005, or the date that the EU-member country adopts the law. FSP FAS No. 143-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB Opinion No. 20, “Accounting Changes,” for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 154 on January 2, 2006.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company plans to adopt FIN 47 at the end of its 2005 fiscal year and does not believe that the adoption will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service – the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the effective date of SFAS No. 123R. Accordingly, the Company will adopt SFAS No. 123R on January 2, 2006. The Company is currently evaluating the provisions of SFAS No. 123R and has not determined the impact that this Statement will have on its consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP FAS No. 109-1”), “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act (“AJCA”) of 2004 introduces a special tax deduction of up to 9.0 percent (when fully phased-in), of the lesser of “qualified production activities income” or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. FSP FAS No. 109-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP FAS No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the AJCA to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The AJCA provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated. As described above in Note 4, during the quarter ended July 3, 2005, the Company repatriated $10.5 million of such foreign earnings. Consequently, the Company has recorded a provision for taxes on such foreign earnings of approximately $1.6 million in the second quarter of 2005 related to such repatriation. The Company will continue to evaluate during the course of the year what additional amounts, if any, to repatriate and reinvest. The Company expects to be in a position to finalize its assessment by January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, July 3, 2005, and the comparable period of 2004 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

Discontinued Operations

Over the past few years, our owned Re:Source dealer businesses, which were part of a broader network comprised of both owned and aligned dealers that sell and install floorcovering products, experienced decreased sales volumes and intense pricing pressure, primarily as a result of the economic downturn in the commercial interiors industry. As a result, we decided to exit our owned Re:Source dealer businesses, and in the third quarter of 2004 we began to dispose of several of our dealer subsidiaries. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations for the owned Re:Source dealer businesses (as well as the results of operations of a small Australian dealer business and a small residential fabrics business that we also decided to exit), for all periods reflected herein, as “discontinued operations”. Consequently, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes these discontinued operations unless we indicate otherwise.

These discontinued operations had net sales of $9.4 million and $37.9 million in the three-month periods ended July 3, 2005, and July 4, 2004, respectively, and had net sales of $26.7 million and $77.1 million in the six-month periods ended July 3, 2005, and July 4, 2004, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”). Loss from operations of these businesses, net of tax, was $9.8 million and $2.7 million in the three-month periods ended July 3, 2005, and July 4, 2004, respectively, and $14.5 million and $5.4 million in the six-month periods ended July 3, 2005, and July 4, 2004, respectively. The Company recorded a $3.5 million write-down ($3.0 million of which was recorded during the second quarter of 2005), net of taxes, for the impairment of assets during the first six months of 2005, to adjust the carrying value of the assets of these businesses to their net realizable value.

As of July 3, 2005, we had sold (or contracted to sell) nine of the fifteen dealer businesses that we owned at the time we committed to the exit activities. (We completed the last in the series of nine sale transactions on July 28, 2005.) Eight of the nine businesses were sold to either the general managers of the respective businesses or an entity in which the general manager participated. We have terminated all ongoing operations of the other six owned dealer businesses, and in some cases we are completing their wind-down through subcontracting arrangements. During the first six months of 2005, we recorded a loss of $1.9 million ($1.6 million of which was recorded during the second quarter of 2005) in connection with the disposal of certain of these businesses.

General

During the quarter ended July 3, 2005, we had net sales of $246.5 million and a net loss of $7.4 million, or $0.14 per diluted share, compared with net sales of $216.2 million and a net loss of $0.2 million, or $0.00 per diluted share, in the comparable period last year. During the first six months of fiscal 2005 (which was a 26-week period), we had net sales of $481.3 million and a net loss of $10.0 million, or $0.18 per diluted share, compared with net sales of $426.2 million and a net loss of $3.2 million, or $0.06 per diluted share, in the comparable period last year (which was a 27-week period). Our net losses for the three-month and six-month periods ended July 3, 2005 (despite increases in both sales and operating income compared with the prior year periods) are the result of the operational losses and write-downs associated with our discontinued operations, as discussed above. The 26 weeks versus the 27 weeks included in the respective 2005 and 2004 six-month periods are a factor in certain of the comparisons reflected below.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the three-month and six-month periods ended July 3, 2005, and July 4, 2004, respectively:

	Three Months Ended		Six Months Ended
	07/03/05	07/04/04	07/03/05	07/04/04
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.7	69.1	69.2	69.1

Gross profit on sales	31.3	30.9	30.8	30.9
Selling, general and administrative expenses	22.7	23.6	22.9	24.0

Operating income	8.6	7.3	8.0	6.9
Interest/Other expense	4.8	5.6	5.0	6.2

Income from continuing operations before tax expense	3.8	1.8	3.0	0.7
Income tax expense	2.2	0.6	1.6	0.2

Income from continuing operations	1.6	1.2	1.4	0.5
Discontinued operations, net of tax	(4.0)	(1.2)	(3.0)	(1.3)
Loss on disposal	(0.6)	0.0	(0.4)	(0.0)

Net loss	(3.0)	(0.1)	(2.0)	(0.7)

Below we provide information regarding net sales for each of our four operating segments, and analyze those results for the three-month and six-month periods ended July 3, 2005, and July 4, 2004, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month and six-month periods ended July 3, 2005, and July 4, 2004, respectively:

Net Sales By Segment	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	07/03/05	07/04/04		07/03/05	07/04/04
	(In thousands)			(In thousands)
Modular Carpet	$163,681	$137,002	19.5%	$317,208	$270,205	17.4%
Bentley Prince Street	29,468	29,330	0.5%	57,530	56,332	2.1%
Fabrics Group	49,545	46,899	5.6%	98,007	93,664	4.6%
Specialty Products	3,851	2,982	29.1%	8,515	6,045	40.9%

Total	$246,545	$216,213	14.0%	$481,260	$426,246	12.9%

Modular Carpet Segment. For the three-month period ended July 3, 2005, net sales for the Modular Carpet segment increased $26.7 million (19.5%) versus the comparable period in 2004. For the six-month period ended July 3, 2005 (which was a 26-week period), net sales for the Modular Carpet segment increased $47.0 million (17.4%) versus the comparable period in 2004 (which was a 27-week period). On a geographic basis, we experienced significant increases in net sales in the Americas, Europe and Asia-Pacific for both the three-month period (up 21.1%, 10.4% and 34.8%, respectively) and six-month period (up 22.6%, 4.7% and 33.2%, respectively) ended July 3, 2005, versus the comparable periods in 2004. Net sales in the European portion of the business were up 11.8% and 4.8% for the three-month and six-month periods, respectively, in local currency terms, versus the comparable periods in 2004. We also saw a significant increase in our sales into the education, retail, government and residential market segments in North America, which we attribute to our focus on those market segments, among others, as part of our strategy to increase product sales in non-corporate office market segments. Sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region.

Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the three-month period ended July 3, 2005 increased $0.1 million (0.5%) versus the comparable period in 2004. For the six-month period ended July 3, 2005, net sales increased $1.2 million (2.1%) versus the comparable period in 2004. These increases were attributable primarily to the improving corporate office market.

Fabrics Group Segment. For the three-month period ended July 3, 2005, net sales for our Fabrics Group segment increased $2.6 million (5.6%) versus the comparable period in 2004. For the six-month period ended July 3, 2005, net sales increased $4.3 million (4.6%) versus the comparable period in 2004. These increases were attributable primarily to the improving corporate office market.

Specialty Products Segment. For the three-month period ended July 3, 2005, net sales for our Specialty Products segment increased $0.9 million (29.1%) versus the comparable period in 2004. For the six-month period ended July 3, 2005, net sales increased $2.5 million (40.9%) versus the comparable period in 2004. These increases were attributable primarily to the improving corporate office market.

Cost and Expenses

Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 3, 2005, and July 4, 2004, respectively:

Cost and Expenses	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	07/03/05	07/04/04		07/03/05	07/04/04
	(In thousands)		(In thousands)
Cost of Sales	$169,317	$149,355	13.4%	$332,893	$294,567	13.0%
Selling, General and Administrative Expenses	56,005	50,988	9.8%	109,974	102,120	7.7%

Total	$225,322	$200,343	12.5%	$442,867	$396,687	11.6%

For the three-month period ended July 3, 2005, our cost of sales increased $20.0 million (13.4%) versus the comparable period in 2004, primarily due to increased raw material costs ($13.0 million) and labor costs ($2.0 million) associated with increased production levels during the second quarter of 2005. Our raw materials costs in the second quarter 2005 were up between 1-2% versus the same period in 2004, primarily due to increased prices for petrochemical products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $1.6 million increase in the cost of goods sold during the second quarter 2005 compared with the same period in 2004. As a percentage of net sales, cost of sales decreased to 68.7% for the quarter ended July 3, 2005, versus 69.1% for the comparable period in 2004. The percentage decrease was primarily due to the increased absorption of fixed manufacturing costs associated with increased production levels.

For the six-month period ended July 3, 2005, our cost of sales increased $38.3 million (13.0%) versus the comparable period in 2004, primarily due to increased raw material costs ($24.9 million) and labor costs ($3.8 million) associated with increased production levels during the first six months of 2005. Our raw materials costs in the first six months of 2005 were up between 3-4% versus the same period in 2004, primarily due to increased prices for petrochemical products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $3.8 million increase in the cost of goods sold during the first six months in 2005 compared with the same period in 2004. As a percentage of net sales, cost of sales increased to 69.2% for the six-month period ended July 3, 2005, versus 69.1% for the comparable period in 2004. The percentage increase was primarily due to increased raw material costs.

        For the three-month period ended July 3, 2005, our selling, general and administrative expenses increased $5.0 million (9.8%) versus the comparable period in 2004. The primary components of this increase were: (1) $2.1 million in commission payments due to the increased level of sales in the second quarter of 2005; and (2) $3.3 million due to increased investment in global marketing campaigns across our modular businesses. As a percentage of net sales, selling, general and administrative expenses decreased to 22.7% for the quarter ended July 3, 2005, versus 23.6% for the comparable period in 2004. The percentage decrease was primarily due to (1) the increased absorption of the fixed portion of administrative costs as a result of improved sales volume, and (2) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization.

For the six-month period ended July 3, 2005, our selling, general and administrative expenses increased $7.9 million (7.7%) versus the comparable period in 2004. The primary components of this increase were: (1) $3.8 million in commission payments due to the increased level of sales in the first six months of 2005; and (2) $5.2 million due to increased investments in global marketing campaigns across our modular businesses. As a percentage of net sales, selling, general and administrative expenses decreased to 22.9% for the six-month period ended July 3, 2005, versus 24.0% for the comparable period in 2004. The percentage decrease was primarily due to (1) the increased absorption of the fixed portion of administrative costs as a result of improved sales volume, and (2) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization.

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and Administrative Expenses (Combined)	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	07/03/05	07/04/04		07/03/05	07/04/04
	(In thousands)			(In thousands)
Modular Carpet	$142,302	$122,612	16.1%	$279,334	$242,732	15.1%
Bentley Prince Street	28,975	29,942	(3.2)%	56,562	57,277	(1.2)%
Fabrics Group	49,397	44,933	9.9%	96,894	90,234	7.4%
Specialty Products	3,636	3,094	17.5%	8,086	6,058	33.5%
Corporate Expenses and Eliminations	1,012	(238)	*	1,991	386	*

Total	$225,322	$200,343	12.5%	$442,867	$396,687	11.6%

*	Not meaningful

Interest Expenses

For the three-month period ended July 3, 2005, interest expense remained essentially flat at $11.5 million, versus $11.6 million in the comparable period in 2004. For the six-month period ended July 3, 2005, interest expense decreased $0.3 million to $23.1 million, versus $23.4 million in the comparable period in 2004. This decrease was due primarily to the lower levels of debt outstanding on a daily basis during each of the first two quarters of 2005 versus the comparable periods in 2004, and was somewhat offset by an overall increase in interest rates when compared to the first two quarters of 2004.

Income Taxes

During the quarter ended July 3, 2005, we repatriated $10.5 million of foreign earnings, pursuant to provisions of the American Jobs Creation Act of 2004 which provide for a substantial reduction in U.S. federal taxes on such repatriated earnings. Consequently, we recorded a provision for taxes on such foreign earnings of approximately $1.6 million in the second quarter of 2005 related to the repatriation. We will continue to evaluate during the course of the year what additional amounts, if any, to repatriate and reinvest. We expect to be in a position to finalize our assessment by January 1, 2006.

Liquidity and Capital Resources

General

At July 3, 2005, we had $22.4 million in cash, and we had $11.4 million in borrowings (which includes $1.5 million of short-term borrowings) and $17.4 million in letters of credit outstanding under our revolving credit facility. As of July 3, 2005, we could have incurred $71.4 million of additional borrowings under our revolving credit facility.

Analysis of Cash Flows

Our primary sources of cash during the six-month period ended July 3, 2005, were (1) $16.1 million related to the increase in current liabilities, (2) $9.8 million of domestic borrowings under our revolving credit facility, (3) $7.9 million from discontinued operations, (4) $6.9 million from continuing operations, (5) $0.7 million from the exercise of employee stock options, and (6) $0.6 million from the sale of certain discontinued operations. The primary uses of cash for the six months ended July 3, 2005 were (1) $15.5 million related to an increase in inventory levels, (2) $12.1 million from increases in accounts receivable, (3) $6.2 million from increases in prepaid expenses, (4) $5.8 million for additions to property and equipment in our manufacturing facilities, and (5) $5.7 million of other investing primarily associated with deposits and other non-current expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, under Item 7A of that Form 10-K. Our discussion here focuses on the quarter ended July 3, 2005, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At July 3, 2005, we recognized a $22.2 million decrease in our foreign currency translation adjustment account compared to January 2, 2005, primarily because of the strengthening of the U.S. dollar against the Euro.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at July 3, 2005. The values that result from these computations are compared with the market values of these financial instruments at July 3, 2005. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of July 3, 2005, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $26.5 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $26.8 million.

As of July 3, 2005, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $6.9 million or an increase in the fair value of our financial instruments of $5.7 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual meeting of shareholders on May 19, 2005.

(b)	Not applicable.

(c)	The matters considered at the annual meeting, and votes cast for or withheld relating to each matter, are as follows:

Election of the following Directors:

Class A	For	Withheld
Dianne Dillon-Ridgley	36,200,393	8,076,772
June M. Henton	35,546,305	8,730,860
Christopher G. Kennedy	36,169,974	8,107,191
James B. Miller, Jr.	34,949,169	9,327,996
Thomas R. Oliver	36,601,144	7,676,021

Class B	For	Withheld
Ray C. Anderson	5,969,150	3,703
Edward C. Callaway	5,972,853	0
Carl I. Gable	5,972,853	0
Daniel T. Hendrix	5,972,853	0
J. Smith Lanier, II	5,972,853	0
Clarinus C. Th. Van Andel	5,972,853	0

(d)	Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.1	Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of June 14, 2005, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, and Wachovia Bank, National Association (included as Exhibit 99.1 to the Company’s Report on Form 8-K dated June 14, 2005, previously filed with the Commission and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 11, 2005	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Vice President
(Principal Financial Officer)