Form 10-Q
period 2005-10-02
INTERFACE INC
filed 2005-11-10
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended October 2, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Shares outstanding of each of the registrant’s classes of common stock at November 7, 2005:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	46,279,108
Class B Common Stock, $.10 par value per share	7,014,266

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	OCTOBER 2, 2005	JANUARY 2, 2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$32,166	$22,164
Accounts Receivable, net	142,623	142,228
Inventories	146,393	137,618
Prepaid and Other Expenses	23,304	18,200
Deferred Income Taxes	4,599	4,556
Assets of Businesses Held for Sale	12,439	42,788

TOTAL CURRENT ASSETS	361,524	367,554

PROPERTY AND EQUIPMENT, less accumulated depreciation	180,332	194,702
DEFERRED TAX ASSET	75,498	67,448
GOODWILL	195,314	205,913
OTHER ASSETS	38,003	34,181

	$850,671	$869,798

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts Payable	$55,737	$46,466
Accrued Expenses	75,069	86,856
Liabilities of Businesses Held for Sale	442	5,390

TOTAL CURRENT LIABILITIES	131,248	138,712

LONG-TERM DEBT, less current maturities	14,594	—
SENIOR NOTES	325,000	325,000
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	24,525	26,790
OTHER	46,663	45,987

TOTAL LIABILITIES	677,030	671,489

Minority Interest	4,397	4,131

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	—	—
Common Stock	5,329	5,243
Additional Paid-In Capital	233,242	229,382
Retained Earnings	(7,159)	(2,683)
Foreign Currency Translation Adjustment	(28,400)	(3,996)
Minimum Pension Liability	(33,768)	(33,768)

TOTAL SHAREHOLDERS’ EQUITY	169,244	194,178

	$850,671	$869,798

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2, 2005	OCTOBER 3, 2004	OCTOBER 2, 2005	OCTOBER 3, 2004
NET SALES	$243,898	$222,822	$725,158	$649,068
Cost of Sales	167,357	157,298	500,250	451,865

GROSS PROFIT ON SALES	76,541	65,524	224,908	197,203
Selling, General and Administrative Expenses	56,029	49,645	166,003	151,765

OPERATING INCOME	20,512	15,879	58,905	45,438
Interest Expense	11,402	11,395	34,486	34,752
Bond Offering Cost	—	—	—	1,869
Other Expense	171	288	1,039	1,610

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	8,939	4,196	23,380	7,207
Income Tax Expense	3,602	1,826	11,180	2,619

Income from Continuing Operations	5,337	2,370	12,200	4,588
Loss from Discontinued Operations, Net of Tax	(216)	(50,661)	(14,741)	(56,067)
Income (Loss) on Disposal of Discontinued Operations, Net of Tax	—	465	(1,935)	465

NET INCOME (LOSS)	$5,121	$(47,826)	$(4,476)	$(51,014)

Earnings (Loss) Per Share – Basic
Continuing Operations	$0.10	$0.05	$0.24	$0.09
Discontinued Operations	—	(1.01)	(0.29)	(1.11)
Income (Loss) on Disposal of Discontinued Operations	—	0.01	(0.04)	0.01

Earnings (Loss) Per Share – Basic	$0.10	$(0.95)	$(0.09)	$(1.01)

Earnings (Loss) Per Share – Diluted
Continuing Operations	$0.10	$0.05	$0.23	$0.09
Discontinued Operations	—	(0.97)	(0.28)	(1.08)
Income (Loss) on Disposal of Discontinued Operations	—	—	(0.03)	0.01

Earnings (Loss) Per Share – Diluted	$0.10	$(0.92)	$(0.08)	$(0.98)

Common Shares Outstanding – Basic	51,648	50,558	51,457	50,537
Common Shares Outstanding – Diluted	53,444	52,099	52,779	52,038

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2, 2005	OCTOBER 3, 2004	OCTOBER 2, 2005	OCTOBER 3, 2004
Net Income (Loss)	$5,121	$(47,826)	$(4,476)	$(51,014)
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	(2,235)	621	(24,404)	(763)

Comprehensive Income (Loss)	$2,886	$(47,205)	$(28,880)	$(51,777)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	OCTOBER 2, 2005	OCTOBER 3, 2004
OPERATING ACTIVITIES:
Net loss	$(4,476)	$(51,014)
Impairment of goodwill	—	29,044
Impairment of fixed assets, related to discontinued operations	3,466	17,521
Loss from discontinued operations	11,275	9,502
Loss (gain) from disposal of discontinued operations	1,935	(465)

Income from continuing operations	12,200	4,588
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	23,291	26,236
Deferred income taxes and other	(10,791)	(1,005)
Working capital changes:
Accounts receivable	(4,280)	(3,706)
Inventories	(12,563)	(3,295)
Prepaid expenses	(7,588)	(487)
Accounts payable and accrued expenses	2,434	(26,890)

Cash provided by (used in) continuing operations	2,703	(4,559)
Cash provided by (used in) discontinued operations	10,355	(12,582)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	13,058	(17,141)

INVESTING ACTIVITIES:
Capital expenditures	(12,594)	(11,481)
Cash proceeds from sale of discontinued operations	551	5,697
Investment in intellectual property	(2,700)	—
Other	(3,148)	(2,150)

CASH USED IN INVESTING ACTIVITIES:	(17,891)	(7,934)

FINANCING ACTIVITIES:
Net borrowing of long-term debt	14,595	16,114
Issuance of senior subordinated notes	—	135,000
Repurchase of senior subordinated notes	—	(120,000)
Debt issuance cost	—	(4,210)
Proceeds from issuance of common stock	2,589	1,702

CASH PROVIDED BY FINANCING ACTIVITIES:	17,184	28,606

Net cash provided by operating, investing and financing activities	12,351	3,531
Effect of exchange rate changes on cash	(2,349)	179

CASH AND CASH EQUIVALENTS:
Net change during the period	10,002	3,710
Balance at beginning of period	22,164	15,990

Balance at end of period	$32,166	$19,700

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

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - INVENTORIES

Inventories are summarized as follows:

	October 2, 2005	January 2, 2005
	(In thousands)
Finished Goods	$83,271	$81,962
Work in Process	17,228	14,022
Raw Materials	45,894	41,634

	$146,393	$137,618

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. For the three-month and nine-month periods ended October 2, 2005, outstanding options to purchase 194,000 and 529,000 shares of common stock were not included in the computation of diluted earnings (loss) per share as the exercise prices of these options were greater than the average market price of the common shares during these periods. For the three-month and nine-month periods ended October 3, 2004, outstanding options to purchase 696,000 and 696,000 shares of common stock were not included in the computation of diluted earnings (loss) per share as the exercise prices of these options were greater than the average market price of the common shares during these periods.

The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three-month and nine-month periods ended October 2, 2005, and October 3, 2004, respectively.

For the Three-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share
	(In Thousands Except Per Share Amounts)
October 2, 2005	$5,121	51,648	$0.10
Effect of Dilution:
Options	—	1,796	—

Diluted	$5,121	53,444	$0.10

October 3, 2004	$(47,826)	50,558	$(0.95)
Effect of Dilution:
Options	—	1,541	0.03

Diluted	$(47,826)	52,099	$(0.92)

For the Nine-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share
	(In Thousands Except Per Share Amounts)
October 2, 2005	$(4,476)	51,457	$(0.09)
Effect of Dilution:
Options	—	1,322	0.01

Diluted	$(4,476)	52,779	$(0.08)

October 3, 2004	$(51,014)	50,537	$(1.01)
Effect of Dilution:
Options	—	1,501	0.03

Diluted	$(51,014)	52,038	$(0.98)

NOTE 4 - INCOME TAXES

As further described below in Note 12, the American Jobs Creation Act of 2004 provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated. During the second quarter of 2005, the Company repatriated $10.5 million of such foreign earnings. Consequently, the Company recorded a provision for taxes on such foreign earnings of approximately $1.6 million in the second quarter of 2005 related to the repatriation. The Company did not repatriate any additional foreign earnings during the third quarter of 2005. The Company will continue to evaluate during the course of the year what additional amounts, if any, to repatriate and reinvest. The Company expects to be in a position to finalize its assessment by January 1, 2006.

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

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Fabrics Group	Specialty Products	Total
	(In thousands)
Three Months Ended October 2, 2005
Net sales	$157,962	$32,104	$49,869	$3,963	$243,898
Depreciation and amortization	3,104	403	2,363	17	5,887
Operating income	18,059	849	1,916	188	21,012

Three Months Ended October 3, 2004
Net sales	$141,393	$31,738	$46,658	$3,033	$222,822
Depreciation and amortization	3,322	424	2,774	39	6,559
Operating income (loss)	17,226	718	(1,578)	(181)	16,185

Nine Months Ended October 2, 2005
Net sales	$475,170	$89,634	$147,876	$12,478	$725,158
Depreciation and amortization	10,151	1,210	8,049	95	19,505
Operating income	55,933	1,817	3,029	617	61,396

Nine Months Ended October 3, 2004
Net sales	$411,598	$88,070	$140,322	$9,078	$649,068
Depreciation and amortization	10,451	1,283	8,368	129	20,231
Operating income (loss)	44,699	(227)	1,852	(194)	46,130

Total assets as of
October 3, 2005	$454,847	$116,830	$215,631	$4,392	$791,700
January 2, 2005	490,908	112,541	217,554	4,178	825,181

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$5,887	$6,559	$19,505	$20,231
Corporate depreciation and amortization	1,210	1,866	3,786	6,005

Reported depreciation and amortization	$7,097	$8,425	$23,291	$26,236

OPERATING INCOME
Total segment operating income	$21,012	$16,185	$61,396	$46,130
Corporate expenses and other reconciling amounts	(500)	(306)	(2,491)	(692)

Reported operating income	$20,512	$15,879	$58,905	$45,438

			October 2, 2005	January 2, 2005
			(In thousands)
ASSETS
Total segment assets			$791,700	$825,181
Discontinued operations			12,439	42,788
Corporate assets and eliminations			46,532	1,829

Reported total assets			$850,671	$869,798

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

On September 30, 2005, the Company again amended its revolving credit facility to allow certain foreign subsidiaries to incur a limited amount of indebtedness and liens against property without using the general “catch-all” baskets contained in such covenants.

The Company is currently in compliance under the revolving credit facility and anticipates that it will remain in compliance with the covenants.

As of October 2, 2005, $16.1 million in borrowings (which includes $1.5 million of short-term borrowings) at a weighted-average interest rate of 6.8% and $16.6 million in letters of credit were outstanding under the revolving credit facility. As of October 2, 2005, the Company could have incurred $67.2 million of additional borrowings under its revolving credit facility.

As of October 2, 2005, the estimated fair values (based on then-current market prices) of the 9.5% Senior Subordinated Notes due 2014, the 10.375% Senior Notes due 2010 and the 7.3% Senior Notes due 2008 were $139.0 million, $194.3 million and $153.0 million, respectively.

NOTE 7 - STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expense related to stock option plans was not material for the three-month or nine-month periods ended October 2, 2005, and October 3, 2004, respectively.

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net income (loss) as reported	$5,121	$(47,826)	$(4,476)	$(51,014)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(157)	(329)	(436)	(980)

Pro forma net income (loss)	$4,964	$(48,155)	$(4,912)	$(51,994)

Basic earnings (loss) per share as reported	$0.10	$(0.95)	$(0.09)	$(1.01)
Basic pro forma earnings (loss) per share	$0.10	$(0.95)	$(0.10)	$(1.03)
Diluted earnings (loss) per share as reported	$0.10	$(0.92)	$(0.08)	$(0.98)
Diluted pro forma earnings (loss) per share	$0.09	$(0.92)	$(0.09)	$(1.00)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.

Restricted Stock Awards

During the nine-month periods ended October 2, 2005, and October 3, 2004, restricted stock awards were granted for 386,000 and 207,000 shares, respectively, of Class B Common Stock. These shares vest with respect to each recipient over a three to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended October 2, 2005, and October 3, 2004, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(In thousands)		(In thousands)
Service cost	$644	$661	$1,961	$1,984
Interest cost	2,556	2,544	7,782	7,630
Expected return on assets	(2,650)	(2,307)	(8,070)	(6,920)
Amortization of prior service costs	6	12	18	38
Recognized net actuarial (gains)/losses	628	782	1,913	2,345
Amortization of transition obligation	43	33	132	99

Net periodic benefit cost	$1,227	$1,725	$3,736	$5,176

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(In thousands)		(In thousands)
Service cost	$55	$45	$165	$136
Interest cost	198	185	594	569
Amortization of transition obligation	55	55	165	165
Amortization of prior service cost	12	12	36	36
Amortization of (gain)/loss	68	76	204	222

Net periodic benefit cost	$388	$373	$1,164	$1,128

NOTE 9 - DISCONTINUED OPERATIONS

The Company committed to a plan to exit its owned Re:Source dealer businesses, and in the third quarter of 2004 the Company began to dispose of several of the dealer subsidiaries. Therefore, the results of operations for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management also decided to exit, are reported as discontinued operations. In connection with this action, the Company also has recorded write-downs for the impairment of assets and goodwill of $21.0 million ($3.5 million of which was recorded in 2005) and $29.0 million, respectively.

The Company sold nine of the fifteen dealer businesses that it owned at the time it committed to the exit activities. Eight of the nine businesses were sold to either the general managers of the respective businesses or an entity in which the general manager participated. The Company has terminated all ongoing operations of the other six owned dealer businesses, and in some cases is completing their wind-down through subcontracting arrangements. The Company recorded an after tax loss of $1.9 million (none of which was recorded in the third quarter of 2005) in the first nine months of 2005 related to Re:Source dealer dispositions.

Summary operating results for the discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(In thousands)		(In thousands)
Net sales	$3,238	$34,224	$29,966	$111,359
Income (loss) on operations before taxes on income	(334)	(5,656)	(23,160)	(13,852)
Income tax expense (benefit)	(118)	(1,560)	(11,885)	(4,350)
Income (loss) on operations, net of tax	(216)	(4,096)	(11,275)	(9,502)
Impairment loss, net of tax	—	(46,565)	(3,466)	(46,565)

Assets and liabilities, including reserves, related to the discontinued operations that were held for sale consist of the following:

	October 2, 2005	January 2, 2005
	(In thousands)
Current assets	$10,271	$37,918
Property and equipment	870	1,921
Other assets	1,298	2,949
Current liabilities	—	4,359
Other liabilities	442	1,031

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to approximately $43.1 million and $41.4 million for the nine-month periods ended October 2, 2005, and October 3, 2004, respectively. Income tax payments amounted to approximately $9.3 million and $7.0 million, for the nine-month periods ended October 2, 2005, and October 3, 2004, respectively.

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 2, 2005

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$170,176	$105,294	$—	$(31,572)	$243,898
Cost of sales	129,974	68,955	—	(31,572)	167,357

Gross profit on sales	40,202	36,339	—	—	76,541
Selling, general and administrative expenses	28,339	22,448	5,242	—	56,029

Operating income (loss)	11,863	13,891	(5,242)	—	20,512
Interest/Other expense	2,703	823	8,047	—	11,573

Income (loss) before taxes on income and equity in income of subsidiaries	9,160	13,068	(13,289)	—	8,939
Income tax expense (benefit)	3,535	4,273	(4,206)	—	3,602
Equity in income (loss) of subsidiaries	—	—	14,204	(14,204)	—

Income (loss) from continuing operations	5,625	8,795	5,121	(14,204)	5,337
Loss on discontinued operations, net of tax	(216)	—	—	—	(216)
Loss on disposal of discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$5,409	$8,795	$5,121	$(14,204)	$5,121

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 2, 2005

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$496,059	$325,610	$—	$(96,511)	$725,158
Cost of sales	380,548	216,213	—	(96,511)	500,250

Gross profit on sales	115,511	109,397	—	—	224,908
Selling, general and administrative expenses	79,579	69,509	16,915	—	166,003

Operating income (loss)	35,932	39,888	(16,915)	—	58,905
Interest/Other expense	9,800	3,567	22,158	—	35,525

Income (loss) before taxes on income and equity in income of subsidiaries	26,132	36,321	(39,073)	—	23,380
Income tax expense (benefit)	8,805	13,263	(10,888)	—	11,180
Equity in income (loss) of subsidiaries	—	—	23,709	(23,709)	—

Income (loss) from continuing operations	17,327	23,058	(4,476)	(23,709)	12,200
Loss on discontinued operations, net of tax	(14,741)	—	—	—	(14,741)
Loss on disposal of discontinued operations, net of tax	(1,935)	—	—	—	(1,935)

Net income (loss)	$651	$23,058	$(4,476)	$(23,709)	$(4,476)

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 2, 2005

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$42	$28,060	$4,064	$—	$32,166
Accounts receivable	73,961	67,589	1,073	—	142,623
Inventories	91,137	55,256	—	—	146,393
Prepaids and deferred income taxes	14,143	8,656	5,104	—	27,903
Assets of businesses held for sale	11,544	895	—	—	12,439

Total current assets	190,827	160,456	10,241	—	361,524
Property and equipment less accumulated depreciation	108,543	66,418	5,371	—	180,332
Investment in subsidiaries	187,532	74,731	181,119	(443,382)	—
Goodwill	108,075	87,239	—	—	195,314
Other assets	10,842	30,759	71,900	—	113,501

	$605,819	$419,603	$268,631	$(443,382)	$850,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$55,278	$60,926	$15,044	$—	$131,248
Long-term debt, less current maturities	—	—	14,594	—	14,594
Senior notes and senior subordinated notes	—	—	460,000	—	460,000
Deferred income taxes	14,869	7,366	2,290	—	24,525
Other	9,943	33,770	2,950	—	46,663

Total liabilities	80,090	102,062	494,878	—	677,030

Minority interests	—	4,397	—	—	4,397

Redeemable preferred stock	57,891	—	—	(57,891)	—
Common stock	94,145	102,199	5,329	(196,344)	5,329
Additional paid-in capital	191,411	12,525	233,242	(203,936)	233,242
Retained earnings	186,016	252,516	(460,480)	14,789	(7,159)
Foreign currency translation adjustment	(3,734)	(20,328)	(4,338)	—	(28,400)
Minimum pension liability	—	(33,768)	—	—	(33,768)

	$605,819	$419,603	$268,631	$(443,382)	$850,671

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS

ENDED OCTOBER 2, 2005

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by operating activities	$3,485	$9,573	$—	$—	$13,058

Cash flows from investing activities:
Purchase of plant and equipment	(1,494)	(2,893)	(8,207)	—	(12,594)
Cash proceeds from sale of discontinued operations	551	—	—	—	551
Other	(2,025)	(142)	(3,681)	—	(5,848)

Net cash used for investing activities	(2,968)	(3,035)	(11,888)	—	(17,891)

Cash flows from financing activities:
Net borrowings	—	—	14,595	—	14,595
Proceeds from issuance of common stock	—	—	2,589	—	2,589
Other	(22)	21	1	—	—

Net cash provided by (used for) financing activities	(22)	21	17,185	—	17,184

Effect of exchange rate change on cash	(453)	(1,896)	—	—	(2,349)

Net increase (decrease) in cash	42	4,663	5,297	—	10,002
Cash at beginning of period	—	23,397	(1,233)	—	22,164

Cash at end of period	$42	$28,060	$4,064	$—	$32,166

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R.” In this FSP, the FASB decided to defer the requirements in SFAS No. 123 (Revised 2004), “Share-Based Payment”, that make a freestanding financial instrument subject to the recognition and measurement requirements of other generally accepted accounting principles when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of SFAS No. 123R. The Company does not believe that application of guidance in this FSP will have a material impact on its consolidated financial statements.

The FASB has issued a FSP amending AICPA Statement of Position (“SOP”) No. 78-9, “Accounting for Investments in Real Estate Ventures”. Specifically, the FASB issued FSP SOP No. 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The amendment was necessary because the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” conflicted with certain guidance in SOP No. 78-9. This FSP eliminates the concept of “important rights” and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. The FSP also clarifies that the effect of the rights held by minority partners on the assessment of control, and therefore consolidation, of a general partnership should be the same as the evaluation of limited partners’ rights in a limited partnership. The FSP notes that the consensus reached by the EITF applies to all industries, not just real estate ventures. The guidance in this FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. The FSP applies to general partners in all other partnerships effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not believe that application of guidance in this FSP will have a material impact on its consolidated financial statements.

In July 2005, the FASB issued a FSP interpreting APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Specifically, the FASB issued FSP APB No. 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” This FSP provides that an investor’s proportionate share of an investee’s equity adjustments for “other comprehensive income” should be offset against the carrying value of the investment at the time significant influence is lost. At that time, an investor would reduce its investment account, to no less than zero, with any balance remaining reflected in income. The guidance in this FSP is required to be applied to the first reporting period beginning after July 12, 2005. The Company does not believe that application of guidance in this FSP will have a material impact on its consolidated financial statements.

In June 2005, the FASB issued a FSP interpreting SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Specifically, the FASB issued FSP FAS No. 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable.” This FSP addresses whether freestanding warrants and other similar instruments on shares that are redeemable (puttable or mandatorily redeemable) are subject to the requirements in SFAS No. 150, regardless of the timing of the redemption feature or the redemption price. The guidance in this FSP is required to be applied to the first reporting period beginning after June 30, 2005. If the guidance in the FSP results in changes to previously reported information, a cumulative effect adjustment would be required. The Company does not believe that application of guidance in this FSP will have a material impact on its consolidated financial statements.

In June 2005, the FASB issued FSP No. 143-1 (“FSP FAS No. 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP FAS No. 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union (“EU”). FSP FAS No. 143-1 is effective upon the later of the first reporting period that ends after June 8, 2005, or the date that the EU-member country adopts the law. FSP FAS No. 143-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB Opinion No. 20, “Accounting Changes,” for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 154 on January 2, 2006.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 13 – FOREIGN CURRENCY FORWARD CONTRACTS

During the third quarter of 2005, the Company (through its wholly-owned Australian subsidiary) entered into foreign currency forward contracts to hedge future purchases of raw materials for the next fourteen months commencing in November 2005, with a monthly notional value of $0.5 million. These forward contracts will be outstanding for one month and will be renewed monthly for the next fourteen months. The contracts will be in Australian dollars to hedge the risk against fluctuation in U.S. dollars. These hedges are considered highly effective in offsetting the cash flows of the Company’s raw materials (primarily yarn) cost and therefore the changes in fair value will be recorded in accumulated other comprehensive income. With each type of cash flow hedge, the settlement of the forecasted transaction will result in the reclassification into earnings of gains and losses that will be reported in accumulated comprehensive income (loss).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, October 2, 2005, and the comparable period of 2004 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

These discontinued operations had net sales of $3.2 million and $34.2 million in the three-month periods ended October 2, 2005, and October 3, 2004, respectively, and had net sales of $30.0 million and $111.4 million in the nine-month periods ended October 2, 2005, and October 3, 2004, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”). Loss from operations of these businesses, net of tax, was $0.2 million and $4.1 million in the three-month periods ended October 2, 2005, and October 3, 2004, respectively, and was $11.3 million and $9.5 million in the nine-month periods ended October 2, 2005, and October 3, 2004, respectively. In the third quarter of 2004, the Company recorded write-downs, net of tax, for the impairment of assets and goodwill of $17.5 million and $29.0 million, respectively, to adjust the carrying value of the assets of these businesses to their net realizable value. During the first nine months of 2005, the Company recorded an additional write-down of $3.5 million (none of which was recorded in the third quarter of 2005), net of taxes, to further adjust the carrying value of the assets of these businesses to their net realizable value.

We sold nine of the fifteen dealer businesses that we owned at the time we committed to the exit activities, and in the first nine months of 2005 we recorded a loss of $1.9 million in connection with the disposal of certain of these businesses. Eight of the nine businesses were sold to either the general managers of the respective businesses or an entity in which the general manager participated. We have terminated all ongoing operations of the other six owned dealer businesses, and in some cases we are completing their wind-down through subcontracting arrangements.

General

During the quarter ended October 2, 2005, we had net sales of $243.9 million and net income of $5.1 million, or $0.10 per diluted share, compared with net sales of $222.8 million and a net loss of $47.8 million, or $0.92 per diluted share, in the comparable period last year. During the first nine months of fiscal 2005 (which was a 39-week period), we had net sales of $725.2 million and a net loss of $4.5 million, or $0.08 per diluted share, compared with net sales of $649.1 million and a net loss of $51.0 million, or $0.98 per diluted share, in the comparable period last year (which was a 40-week period). The 39 weeks versus the 40 weeks included in the respective 2005 and 2004 nine-month periods are a factor in certain of the comparisons reflected below.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the three-month and nine-month periods ended October 2, 2005, and October 3, 2004, respectively:

	Three Months Ended		Nine Months Ended
	10/02/05	10/03/04	10/02/05	10/03/04
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.6	70.6	69.0	69.6

Gross profit on sales	31.4	29.4	31.0	30.4
Selling, general and administrative expenses	23.0	22.3	22.9	23.4

Operating income	8.4	7.1	8.1	7.0
Interest/Other expense	4.7	5.2	4.9	5.9

Income from continuing operations before tax expense	3.7	1.9	3.2	1.1
Income tax expense	1.5	0.8	1.5	0.4

Income from continuing operations	2.2	1.1	1.7	0.7
Discontinued operations, net of tax	(0.1)	(22.7)	(2.0)	(8.6)
Gain (loss) on disposal	(0.0)	0.2	(0.3)	0.0

Net income (loss)	2.1	(21.4)	(0.6)	(7.9)

Below we provide information regarding net sales for each of our four operating segments, and analyze those results for the three-month and nine-month periods ended October 2, 2005, and October 3, 2004, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month and nine-month periods ended October 2, 2005, and October 3, 2004, respectively:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
Net Sales By Segment	10/02/05	10/03/04		10/02/05	10/03/04
	(In thousands)			(In thousands)
Modular Carpet	$157,962	$141,393	11.7%	$475,170	$411,598	15.4%
Bentley Prince Street	32,104	31,738	1.2%	89,634	88,070	1.8%
Fabrics Group	49,869	46,658	6.9%	147,876	140,322	5.4%
Specialty Products	3,963	3,033	30.7%	12,478	9,078	37.5%

Total	$243,898	$222,822	9.5%	$725,158	$649,068	11.7%

Modular Carpet Segment. For the three-month period ended October 2, 2005, net sales for the Modular Carpet segment increased $16.6 million (11.7%) versus the comparable period in 2004. For the nine-month period ended October 2, 2005 (which was a 39-week period), net sales for the Modular Carpet segment increased $63.6 million (15.4%) versus the comparable period in 2004 (which was a 40-week period). On a geographic basis, we experienced increases in net sales in the Americas, Europe and Asia-Pacific for both the three-month period (up 15.8%, 5.4% and 5.2%, respectively) and nine-month period (up 20.2%, 5.1% and 22.3%, respectively) ended October 2, 2005, versus the comparable periods in 2004. We also saw a significant increase in our sales into the education, retail, government and residential market segments in North America, which we attribute to our focus on those market segments, among others, as part of our strategy to increase product sales in non-corporate office market segments. Sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region.

Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the three-month period ended October 2, 2005 increased $0.4 million (1.2%) versus the comparable period in 2004. For the nine-month period ended October 2, 2005, net sales increased $1.6 million (1.8%) versus the comparable period in 2004. These increases were attributable primarily to the improving corporate office market.

Fabrics Group Segment. For the three-month period ended October 2, 2005, net sales for our Fabrics Group segment increased $3.2 million (6.9%) versus the comparable period in 2004. For the nine-month period ended October 2, 2005, net sales increased $7.6 million (5.4%) versus the comparable period in 2004. These increases were attributable primarily to the improving corporate office market.

Specialty Products Segment. For the three-month period ended October 2, 2005, net sales for our Specialty Products segment increased $0.9 million (30.7%) versus the comparable period in 2004. For the nine-month period ended October 2, 2005, net sales increased $3.4 million (37.5%) versus the comparable period in 2004. These increases were attributable primarily to the improving corporate office market.

Cost and Expenses

Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 2, 2005, and October 3, 2004, respectively:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
Cost and Expenses	10/02/05	10/03/04		10/02/05	10/03/04
	(In thousands)			(In thousands)
Cost of Sales	$167,357	$157,298	6.4%	$500,250	$451,865	10.7%
Selling, General and Administrative Expenses	56,029	49,645	12.9%	166,003	151,765	9.4%

Total	$223,386	$206,943	7.9%	$666,253	$603,630	10.4%

For the three-month period ended October 2, 2005, our cost of sales increased $10.1 million (6.4%) versus the comparable period in 2004, primarily due to increased raw material costs ($6.6 million) and labor costs ($1.5 million) associated with increased production levels during the third quarter of 2005. Our raw materials costs in the third quarter 2005 were up an estimated 1-2% versus the same period in 2004, primarily due to increased prices for petrochemical products. As a percentage of net sales, cost of sales decreased to 68.6% for the quarter ended October 2, 2005, versus 70.6% for the comparable period in 2004. The percentage decrease was primarily due to the increased absorption of fixed manufacturing costs associated with increased production levels.

For the nine-month period ended October 2, 2005, our cost of sales increased $48.4 million (10.7%) versus the comparable period in 2004, primarily due to increased raw material costs ($31.9 million) and labor costs ($7.3 million) associated with increased production levels during the first nine months of 2005. Our raw materials costs in the first nine months of 2005 were up an estimated 5-6% versus the same period in 2004, primarily due to increased prices for petrochemical products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $3.6 million increase in the cost of goods sold during the first nine months in 2005 compared with the same period in 2004. As a percentage of net sales, cost of sales decreased to 69.0% for the nine-month period ended October 2, 2005, versus 69.6% for the comparable period in 2004. The percentage decrease was primarily due to increased absorption of fixed manufacturing costs associated with increased production levels.

For the three-month period ended October 2, 2005, our selling, general and administrative expenses increased $6.4 million (12.9%) versus the comparable period in 2004. The primary components of this increase were: (1) $1.6 million in commission payments due to the increased level of sales in the third quarter of 2005; (2) $2.7 million of incremental sales and marketing expenses related to additional personnel, new branding activities, and new product introductions; and (3) $1.0 million in research and development costs. As a percentage of net sales, selling, general and administrative expenses increased to 23.0% for the quarter ended October 2, 2005, versus 22.3% for the comparable period in 2004. The percentage increase was primarily due to the incremental sales and marketing expenses this year.

For the nine-month period ended October 2, 2005, our selling, general and administrative expenses increased $14.2 million (9.4%) versus the comparable period in 2004. The primary components of this increase were: (1) $5.4 million in commission payments due to the increased level of sales in the first nine months of 2005; and (2) $8.0 million due to increased investments in global marketing campaigns across our modular businesses. As a percentage of net sales, selling, general and administrative expenses decreased to 22.9% for the nine-month period ended October 2, 2005, versus 23.4% for the comparable period in 2004. The percentage decrease was primarily due to (1) the increased absorption of the fixed portion of administrative costs as a result of improved sales volume, and (2) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization.

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and Administrative Expenses (Combined)	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	10/02/05	10/03/04		10/02/05	10/03/04
	(In thousands)			(In thousands)
Modular Carpet	$139,903	$124,367	12.5%	$419,237	$366,899	14.3%
Bentley Prince Street	31,255	30,820	1.4%	87,817	88,297	(0.5)%
Fabrics Group	47,953	48,236	(0.6)%	144,847	138,470	4.6%
Specialty Products	3,775	3,214	17.5%	11,861	9,272	27.9%
Corporate Expenses and Eliminations	500	306	*	2,491	692	*

Total	$223,386	$206,943	7.9%	$666,253	$603,630	10.4%

*	Not meaningful

Interest Expenses

For the three-month period ended October 2, 2005, interest expense remained flat at $11.4 million versus the comparable period in 2004. For the nine-month period ended October 2, 2005, interest expense decreased $0.3 million to $34.5 million, versus $34.8 million in the comparable period in 2004. This decrease was due primarily to the lower levels of debt outstanding on a daily basis during each of the first three quarters of 2005 versus the comparable periods in 2004, and was somewhat offset by an overall increase in interest rates when compared to the first three quarters of 2004.

Income Taxes

During the second quarter of 2005, we repatriated $10.5 million of foreign earnings, pursuant to provisions of the American Jobs Creation Act of 2004 which provide for a substantial reduction in U.S. federal taxes on such repatriated earnings. Consequently, we recorded a provision for taxes on such foreign earnings of approximately $1.6 million in the second quarter of 2005 related to the repatriation. We did not repatriate any additional foreign earnings during the third quarter of 2005. We will continue to evaluate during the course of the year what additional amounts, if any, to repatriate and reinvest. We expect to be in a position to finalize our assessment by January 1, 2006.

Liquidity and Capital Resources

General

At October 2, 2005, we had $32.2 million in cash, and we had $16.1 million in borrowings (which includes $1.5 million of short-term borrowings) and $16.6 million in letters of credit outstanding under our revolving credit facility. As of October 2, 2005, we could have incurred $67.2 million of additional borrowings under our revolving credit facility.

Analysis of Cash Flows

Our primary sources of cash for the nine-month period ended October 2, 2005, were (1) $14.6 million of domestic borrowings under our revolving credit facility, (2) $12.2 million of income from continuing operations, (3) $10.4 million from discontinued operations, (4) $2.6 million from the exercise of employee stock options, (5) $2.4 million related to the increase in current liabilities, and (6) $0.6 million from the sale of certain discontinued operations. The primary uses of cash for the nine-month period ended October 2, 2005 were (1) $12.6 million related to an increase in inventory levels, (2) $12.6 million for additions to property and equipment in our manufacturing facilities, (3) $7.6 million from increases in prepaid expenses, (4) $5.8 million of other investing primarily associated with deposits and other non-current expenditures, and (5) $4.3 million from increases in accounts receivable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, under Item 7A of that Form 10-K. Our discussion here focuses on the quarter ended October 2, 2005, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At October 2, 2005, we recognized a $24.4 million decrease in our foreign currency translation adjustment account compared to January 2, 2005, primarily because of the strengthening of the U.S. dollar against the Euro.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at October 2, 2005. The values that result from these computations are compared with the market values of these financial instruments at October 2, 2005. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of October 2, 2005, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $25.2 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $25.0 million.

As of October 2, 2005, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.0 million or an increase in the fair value of our financial instruments of $6.6 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.1	Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated as of September 30, 2005, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, and Wachovia Bank, National Association (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 30, 2005, previously filed with the Commission and incorporated herein by reference).
10.2	Employment Agreement of Patrick C. Lynch dated October 6, 2005 (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 6, 2005, previously filed with the Commission and incorporated herein by reference).
10.3	Change in Control Agreement of Patrick C. Lynch dated October 6, 2005 (included as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 6, 2005, previously filed with the Commission and incorporated herein by reference).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 9, 2005	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Vice President
(Principal Financial Officer)