Form 10-K
period 2006-01-01
INTERFACE INC
filed 2006-03-17
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2006

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 1, 2005 (assuming conversion of Class B Common Stock into Class A Common Stock): $394,206,089 (47,210,310 shares valued at the last sales price of $8.35 on July 1, 2005). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of March 1, 2006:

Class	Number of Shares

Class A Common Stock, $0.10 par value per share	46,952,769

Class B Common Stock, $0.10 par value per share	7,067,047

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.   BUSINESS

Introduction and General

We are the worldwide leader in design, production and sales of modular carpet, and we are a leading manufacturer and marketer of other products for the interiors market, with a strong presence in the broadloom carpet, panel fabrics and upholstery fabrics market segments. We market products in over 100 countries around the world under such brand names as Interface®, Heuga®, Bentley Prince Street™ and InterfaceFLOR™ in modular carpet; Bentley Prince Street and Prince Street House and Home™ in broadloom carpet; Guilford of Maine®, Chatham® and Camborne™ in interior fabrics and upholstery products; and Intersept® in antimicrobial chemicals. Our sales force is one of the largest in the global commercial floorcovering industry. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where our sales were approximately 62%, 31% and 7%, respectively, of total net sales for fiscal year 2005.

Our market share, which we believe is approximately 35% of the specified carpet tile segment (which is the segment where architects and designers are heavily involved in “specifying,” or selecting, the carpet), is more than double that of our nearest competitor. In the broadloom market segment, our Bentley Prince Street brand is the leader in the high-end, designer-oriented sector, where custom design and high quality are the principal specifying and purchasing factors. Our Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share we believe to be approximately 50%, and the leading manufacturers of contract upholstery fabrics sold to office furniture manufacturers in the United States and the United Kingdom, with market shares we believe to be approximately 30% and 65%, respectively.

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

We operate in an industry that is highly correlated with economic conditions that affect corporate profits or commercial or institutional space refurbishment. As a result, our business during the years 2001 through 2003, in concert with the commercial interiors industry in general, experienced an unprecedented downturn, both in severity and duration. In comparison to the previous longest downturn, which began around 1990 and lasted for approximately 15 months, this latest downturn resulted in decreased orders year-over-year for office furniture in 31 of the 36 months ended December 2003. During this period, office furniture shipments reached their lowest levels since the early 1990s. These statistics, which the commercial interiors industry considers to be leading indicators of business conditions, are based on data compiled by the Business and Institutional Furniture Manufacturer’s Association (BIFMA). During 2004, and particularly in the second half of the year, the industry began recovering from the downturn. That recovery continued during 2005, which has contributed to our improved results. Our net sales increased to $985.8 million in 2005 from $766.5 million in 2003.

We weathered the 2001-2003 downturn in our industry, and we believe we are positioned for and experiencing a resurgence as economic conditions improve and the industry recovers, because of our modular product dominance, strong business model and several strategic restructuring initiatives we implemented beginning in 2000. These initiatives included:

•	reducing both our manufacturing operations and workforce (including 12 plant closings and a 36% reduction in headcount since 2000);

•	implementing a comprehensive company-wide supply chain management program;

•	exiting our unprofitable European broadloom business, U.S. raised/access flooring business and our Re:Source service business;

•
repositioning our broadloom business to focus on the historically profitable high-end sector in which architects and designers are heavily involved in specifying (or selecting) the floorcovering product (which is referred to as the specified, designer-oriented sector), while also expanding our offerings of lower-priced products to reach markets such as tenant improvement; and

•
improving our capital structure by extending the maturity of substantially all of our debt and establishing an asset-based revolving credit facility with less restrictive terms than our prior credit facility.

At the same time, we continued to invest strategically in innovative product concepts and designs to penetrate several non-corporate office segments of the interiors market. As a result of these factors, we have reduced our exposure to economic and business cycles that affect the corporate office segment more adversely than other segments, while maintaining our historical dominance in modular products and fabrics for that segment. We are building upon our modular carpet, fabrics and high-end, specified broadloom carpet businesses to penetrate additional market segments.

  Our Strengths

We are better positioned today in several key areas because of the above fundamental elements of our business and affirmative strategic initiatives we implemented over the past several years. Our principal competitive strengths include:

Market Leader in Attractive Modular Segment. We are the world’s leading manufacturer of modular carpet, with a market share that we believe is more than twice that of our nearest competitor. Modular carpet includes carpet tile and structure-backed two-meter roll goods. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users become more familiar with its unique attributes. We are driving this trend with our product innovations discussed below, and we expect that it will continue. According to the 2005 Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was the leading product specified by designers for customer projects for the seventh consecutive year. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet.

Established Brands and Reputation for Quality, Reliability and Leadership. Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace. Our established brand names in carpets and interior fabrics are leaders in the industry. In the 2005 interiors industry survey of top designers published by Floor Focus, an Interface brand ranked first in each of the five survey categories: carpet design, quality, service, performance and value. In addition, Interface companies ranked first and third in the category of “best overall business experience” for carpet companies in this survey. On the international front, Heuga is one of the well recognized brand names in carpet tiles for commercial, institutional and residential use worldwide. Guilford of Maine, Chatham and Camborne are leading brand names in their respective markets for interior fabrics. More generally, as the appeal and utilization of modular carpet continues to expand into new market segments such as education, hospitality and retail space, our reputation as the inventor and pioneer of modular carpet — as well as our established brands and dominant market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets. We are also a well-known leader in ecological sustainability, as we endeavor to cease being a net “taker” from the earth. Our sustainability efforts are increasingly recognized by customers and prospects, which is an advantage as more businesses consider “green factors” when making purchase decisions.

Innovative Product Design and Development Capabilities. Our product design and development capabilities have long given us a significant competitive advantage, and they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our best design innovations is our i2™ modular product line, which includes our popular Entropy® product. The i2 line introduced and features random patterning designs (which allow for mergeable dye lots and permit initial installation and replacement without regard to the directional orientation of the carpet tiles), cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. In 2005, the U.S. Patent Office issued a patent to us on the key elements that make the Entropy design work. Our i2 line of products now comprises more than 30% of our total U.S. modular carpet business, and Entropy has become the fastest growing product in our history. Our Proscenium™ and B&W™ collections, which are comprised of i2 products, garnered the Best of NeoCon Silver Award at the 2005 NeoCon annual trade show. Our i2 products represent a differentiated category of smart, environmentally sensitive and stylish modular carpet. Our long-standing exclusive consulting relationship with award-winning design firm David Oakey Designs, Inc. (Oakey Designs) remains vibrant and augments our internal research, development and design staff. Oakey Designs has had a pivotal role in developing our i2 product line. We introduced approximately 76 new products at the 2005 NeoCon trade show, which we believe was many more than the product introductions of any of our competitors.

Strong Free Cash Flow Generation. Our ability to generate strong free cash flow (by which we mean, as described in detail in the next paragraph, cash available to apply towards debt service) represents a key strength for our operations. We have no significant debt amortization or debt maturity obligations with respect to our senior or senior subordinated notes until 2008, and our revolving credit facility does not mature until October 2007. Drawing upon the specified, high-end nature of our principal products and their premium positioning in the marketplace, we have structured our principal businesses to yield high contribution margins. Several of our strategic restructuring initiatives over the past several years further enhanced our ability to generate free cash flow. As a result, we have the current capacity, without significant incremental capital expenditures, to increase production levels to handle significantly higher demand for our products — which may result from either or both of (1) improved economic conditions and (2) the continued expansion of our business in non-corporate office market segments — and thus to generate higher levels of free cash flow in the future.

We calculate free cash flow as the sum of (1) cash provided by (or used in) operating activities from continuing operations, plus (2) cash provided by (or used in) investing activities, with adjustments in prior periods to account for the impact of our former accounts receivable securitization program, which was terminated in June 2003. The impact of such adjustments for 2003, 2002, and 2001, add $30.0 million, $4.0 million, and $20.0 million, respectively, of cash flow to the above baseline calculations of free cash flow (there was no impact in 2004 or 2005). As a result, we had positive free cash flow in 2005, 2004, 2003 and 2002 of $18.7 million, $20.5 million, $21.1 million and $57.9 million, respectively, reflecting a substantial improvement over our negative free cash flow position of $8.8 million in 2001, and consistent with the strategic results we have targeted. While free cash flow should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, we believe our free cash flow position is useful information because it is indicative of our ability to repay our indebtedness.

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

Experienced and Motivated Management and Sales Force. An important component of our competitive position is the quality of our management team and its commitment to developing and maintaining an engaged and accountable work force. Over the past four years, we have augmented our senior management team in several areas with experienced executives. Our team is highly skilled and dedicated to guiding our overall growth and expansion into our targeted new market segments, while maintaining our dominance in traditional markets and advancing our high contribution margins and free cash flow generation strategic initiatives. We utilize an internal marketing and predominantly commissioned sales force of approximately 720 experienced personnel, stationed at over 70 locations in over 30 countries, to market our products and services in person to our customers. We have also developed special features for our incentive compensation and our sales and marketing training programs in order to promote performance and facilitate leadership by our executives in strategic areas.

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

Penetrate Expanding Markets for Modular Products. The popularity of modular carpet continues to increase compared with other floorcovering products across most markets, internationally as well as in the United States. While maintaining our dominance in the corporate office segment, we will continue to build upon our position as the worldwide leader for modular carpet in order to promote sales in all market segments globally. Our i2 product line and marketing campaign highlights our Entropy, Cotswold™ and Stroud™ modular carpet products, and our Proscenium™, B&W™ and Mad About Plaid™ collections of modular carpet products, that we believe are defining the standards for modular carpet today, across market segments and globally. These standards are based on the features that our i2 line is pioneering: random patterning, mergeable dye lots, cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. As part of our focus on the approximately $11 billion U.S. residential carpet market segment, we launched our InterfaceFLOR and Prince Street House and Home product lines, which are discussed below. A principal part of our international focus — which utilizes our global marketing capabilities and sales infrastructure — is the significant opportunities in several emerging geographic markets for modular carpet. Some of these markets, such as China, India and Eastern Europe, represent large and growing economies that are essentially new markets for modular carpet products. Others, such as Germany, are established markets that are transitioning to the use of modular products from historically low levels of penetration by modular carpet. Each of these emerging markets represents a significant growth opportunity for our modular business. Our initiative to penetrate these markets will include drawing upon our internationally recognized Heuga brand. For example, we successfully introduced a mid-priced Heuga brand into Asia in 2003, and we plan similar products for other regions while also marketing products based on our new i2 line.

Increase All Product Sales in Non-Corporate Office Market Segments. In both our floorcoverings and fabrics businesses, we will continue to focus product design and marketing and sales efforts on non-corporate office market segments such as government, education, healthcare, hospitality, retail, tenant improvement and residential space. We began this initiative as part of our segment diversification strategy in 2001 primarily to reduce our exposure to the more severe economic cyclicality of the corporate office segment, and we reduced our mix of corporate office versus non-corporate office modular carpet sales in the Americas from 64% and 36% in fiscal 2001 to 46% and 54% for fiscal 2005. To implement this strategy, we have:

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

As part of this strategy for the U.S. residential market segment, we launched our InterfaceFLOR and Prince Street House and Home lines of products in 2003. These products were specifically created to bring high style modular and broadloom floorcovering to the residential market. As part of its marketing approach, InterfaceFLOR offers direct-to-consumer sales by catalog and website. In addition, a number of our residential modular products are being offered by the home-improvement retailer Lowe’s, and through the modern furnishings retailer Design Within Reach. Discussions with other retailers are ongoing.

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

Advance Ecological Sustainability. Our goal and commitment to be ecologically “sustainable” by 2020 — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — is both a strategic initiative and a competitive strength. Increasingly, our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our commitment to sustainability preceded the market’s interest, and it is ingrained in our culture. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and the related Leadership in Energy & Environmental Design (LEED) Green Building Rating System, resonate deeply with many of our customers and prospects around the globe, and these businesses are increasingly making purchase decisions based on “green” factors. LEED is a voluntary, consensus-based national standard for developing high-performance, sustainable buildings that emphasizes state of the art strategies for sustainable site development, water savings, energy efficiency, materials selection and indoor environmental quality. Our modular carpet products historically have had inherent installation and maintenance advantages that translated into greater efficiency and waste reduction. We have further enhanced the “green” quality of our modular carpet in our highly successful i2 product line, and we are using raw materials and production technologies and processes in areas of our fabrics business that directly reduce the adverse impact of those operations on the environment. The 2005 Floor Focus survey of the top 250 designers named us the top company among the “Green Leaders” and gave our carpet tiles and GlasBac RE recycled backing the top honors for “Green Kudos.” As more customers in our target markets share our view that sustainability is good business and not just good deeds, our acknowledged leadership position should provide a differentiated advantage in competing for their business.

Continue to Tighten Our Supply Chain and Cost Containment Generally. For 2005, our company-wide, end-to-end, supply chain management program continued to facilitate performance improvement across our businesses around the world. That program — which focuses on the three major areas of inventory performance, accounts receivable optimization, and supplier and spending management — has instituted a cultural shift within our company because of its immediate and demonstrable bottom line results. For example, our inventory turns for 2005 increased 11% over 2004 levels. Beyond that initiative, we have been steadily trimming costs from our operations for several years, through multiple and sometimes painful initiatives, which has served to make us leaner today and for the future. For example, since 2000, we have rationalized our operations by closing 12 manufacturing facilities, reduced our worldwide workforce by over 36%, trimmed annual selling, general and administrative expenses by approximately $26 million, and reduced the total number of SKUs in our broadloom business by approximately 38%. We will continue to implement prudent initiatives in these and other areas in order to further eliminate or contain costs, while remaining poised to capitalize upon market improvements.

Floorcovering Products/Services

  Products

Interface is the world’s largest manufacturer and marketer of modular carpet, with a global specified carpet tile market share that we believe is approximately 35%. Modular carpet includes carpet tile and structure-backed two-meter roll goods. We also manufacture and sell broadloom carpet, which generally consists of tufted carpet sold primarily in twelve-foot rolls, under the Bentley Prince Street brand. Our broadloom operations focus on the high quality, designer-oriented sector of the U.S. broadloom carpet market.

Modular Carpet. Our modular carpet system, which is marketed under the established global brands Interface and Heuga, and more recently under the Bentley Prince Street brand, utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 square centimeters) or rectangles to produce a floorcovering that combines the appearance and texture of traditional soft floorcovering with the advantages of a modular carpet system. Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that allows tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we market under the GlasBac RE trademark.

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

Broadloom Carpet. We maintain a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and short production and delivery times with a marketing strategy aimed at interior designers, architects and other specifiers. Our Bentley Price Street designs emphasize the dramatic use of color and multi-dimensional texture. In addition, we recently launched the Prince Street House and Home collection of high-style broadloom carpet and area rugs targeted at design-oriented residential consumers.

Intersept Antimicrobial. We sell a proprietary antimicrobial chemical compound under the registered trademark Intersept. We use Intersept in all of our modular carpet products and have licensed Intersept to another company for use in air filters.

  Services

For several years, we provided or arranged for commercial carpet installation services, primarily through our Re:Source® service provider network. The network in the United States included owned and affiliated (or “aligned”) commercial floorcovering contractors at various locations across the United States. In Australia, we offered these services through the largest single carpet distributor in that country.

During the years leading up to 2004, our owned Re:Source dealer businesses experienced decreased sales volume and intense pricing pressure, primarily due to the economic downturn in the commercial interiors industry. As a result, we decided to exit our owned Re:Source dealer businesses, and in the third quarter 2004 we began to dispose of several of our dealer subsidiaries. In 2005, we completed the exit activities related to the owned dealer businesses. The results of our owned Re:Source dealer businesses (as well as the Australian dealer business and residential fabrics business that we also decided to exit) are included in discontinued operations. In early 2006, we sold certain assets relating to our aligned (non-owned) dealer network, and are discontinuing its operations as well.

  Marketing and Sales

We traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. We began this initiative as part of our segment diversification strategy in 2001 primarily to reduce our exposure to the more severe economic cyclicality of the corporate office segment, and we reduced our mix of corporate office versus non-corporate office modular carpet sales in the Americas from 64% and 36% in fiscal 2001 to 46% and 54% for fiscal 2005. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including the Interface and Heuga brands in modular carpet and Bentley Prince Street brand in broadloom carpet. Our recently-extended exclusive consulting agreement with the award-winning, premier design firm Oakey Designs has enabled us to introduce more than 75 new carpet designs in the United States in 2005 alone.

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

We primarily use our internal marketing and sales force to market our carpet products. In order to implement our global marketing efforts, we have product showrooms or design studios in the United States, Canada, Mexico, Brazil, Denmark, England, Ireland, France, Germany, Spain, the Netherlands, Australia, Japan, Hungary, Italy, Norway, Romania, Russia, Singapore and China. We expect to open offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

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

We are in the process of further standardizing our worldwide modular carpet manufacturing procedures. In connection with the implementation of this plan, we are seeking to establish global standards for our tufting equipment, yarn systems and product styling. We previously had changed our standard carpet tile size from 18 square inches to 50 square centimeters, which we believe has allowed us to reduce operational waste and fossil fuel energy consumption and to offer consistent product sizing for our global customers.

We recently implemented a new, flexible-inputs backing line at our modular carpet manufacturing facility in LaGrange, Georgia. Using next generation thermoplastic technology, the custom-designed backing line will dramatically improve our ability to keep reclaimed and waste carpet in the “technical loop”, and further open us to exploring other plastics and polymers as inputs. Nicknamed “Cool Blue™”, the new process will come on line in two phases, and is expected to reach full capacity production in the second quarter of 2006.

The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, City of Industry, California, Shelf, England, Northern Ireland, Australia, the Netherlands, Canada and Thailand are certified under International Standards Organization (ISO) Standard No. 14001.

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

Our Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share we believe is approximately 50%. (Sales of panel fabrics constituted 60% of the Fabrics Group’s total North American fabrics sales in fiscal 2005.) We are also the leading manufacturer of contract upholstery sold to office furniture manufacturers in the United States and United Kingdom, with market shares in those countries in fiscal 2005 that we believe are approximately 30% and 68%, respectively. In addition, we manufacture other interior fabrics products, including wall covering fabrics, fabrics used for window treatments and fabrics used for cubicle curtains.

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

  Marketing and Sales

Our principal interior fabrics customers are OEMs of movable office furniture systems, and the Fabrics Group sells to essentially all of the major office furniture manufacturers. The Fabrics Group also sells to smaller office furniture manufacturers and manufacturers and distributors of wallcoverings, vertical blinds, cubicle curtains, acoustical wallboards and ceiling tiles. The Guilford of Maine, Chatham and Camborne brand names are well-known in the industry and enhance our fabric marketing efforts.

The majority of our interior fabrics sales are made through the Fabrics Group’s own sales force. The sales team works closely with designers, architects, facility planners and other specifiers who influence the purchasing decisions of buyers in the interior fabrics segment. In addition to facilitating sales, the resulting relationships also provide us with marketing and design ideas that are incorporated into the development of new product offerings. The Fabrics Group maintains a design studio in Grand Rapids, Michigan which facilitates coordination between its in-house designers and the design staffs of major customers. Our interior fabrics sales offices and showrooms are located in New York City; Elkin, North Carolina; and the United Kingdom. The Fabrics Group also has marketing and distribution facilities in Canada and Hong Kong, and sales representatives in Mexico, Japan, Hong Kong, Germany, Singapore, Malaysia, Korea, Australia, United Arab Emirates, Dubai and South Africa. We have sought increasingly, over the past several years, to expand our export business and international operations in the fabrics segment.

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

The environmental management system of two of the Fabrics Group’s facilities located in Guilford, Maine (one of which is its largest facility there) and Newport, Maine have been granted ISO 14001 certification. Our East Douglas, Massachusetts and Meltham, England fabrics manufacturing facilities are also certified under ISO 14001.

Our TekSolutions textile processing operations (including fabric lamination, coating, warehousing and cutting) are located in Grand Rapids, Michigan, in close proximity to several large customers of the Fabrics Group. In addition, we are in the process of establishing a textile processing and finishing operation near Shanghai, China, to service OEM customers throughout Southeast Asia.

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

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 120 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $9.6 million, $8.0 million and $9.7 million in 2005, 2004 and 2003, respectively.

Our research and development team provides technical support and advanced materials research and development for the entire family of Interface companies. It assisted in the development of our NexStep® backing, which employs moisture-impervious polycarbite precoating technology with a chlorine-free urethane foam secondary backing, and also helped develop a post-consumer recycled, polyvinyl chloride, or PVC, extruded sheet process that has been incorporated into our GlasBac RE modular carpet backing. Our post-consumer PVC extruded sheet exemplifies our commitment to “closing-the-loop” in recycling. With a goal of supporting sustainable product designs in both floorcoverings and interior fabrics applications, we continue to evaluate 100% renewable polymers based on corn-derived polylactic acid (PLA) for use in our products and the development of post-consumer recycling technology for nylon face fibers.

Our research and development team also is the coordinator of our Quest and EcoSense initiatives (discussed below) and supports the dissemination, consultancies and technical communication of our global sustainability endeavors. Its laboratories also provide all biochemical and technical support to Intersept antimicrobial chemical product initiatives.

Innovation and increased customization in product design and styling are the principal focus of our product development efforts. Our carpet design and development team is recognized as the industry leader in carpet design and product engineering for the commercial and institutional markets.

Oakey Designs provides carpet design and consulting services to our floorcovering businesses pursuant to a consulting agreement with Interface, Inc. Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our floorcovering businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The current agreement runs through April 2011. While the agreement is in effect, Oakey Designs cannot provide similar services to any other carpet company. Through our relationship with Oakey Designs, we introduced more than 75 new carpet designs in 2005 alone, and have enjoyed considerable success in winning U.S. carpet industry awards.

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

More recently, our i2 product line — which includes, among others, our patented Entropy modular carpet product and the Proscenium, B&W and Mad About Plaid collections of modular carpet products — represents an innovative breakthrough in the design of modular carpet. The i2 line introduced and features random patterning, mergeable dye lots, cost-efficient installation and maintenance, interactive flexibility and recycled and recyclable materials. Most of these products may be installed without regard to the directional orientation of the carpet tile or the dye lot in which the carpet tile was manufactured, and their features also make installation, maintenance and replacement of modular carpet easier, less expensive and less wasteful.

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

Backlog

Our backlog of unshipped orders (excluding discontinued operations) was approximately $106.9 million at Sunday, February 26, 2006, compared with approximately $101.8 million at Sunday, February 27, 2005. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog of orders at February 26, 2006 are expected to be shipped during the succeeding six to nine months.

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

Employees

At January 1, 2006, we employed a total of approximately 4,781 employees worldwide. Of such employees, approximately 2,286 are clerical, sales, supervisory and management personnel and approximately 2,495 are manufacturing personnel. We also utilized approximately 217 temporary personnel as of January 1, 2006.

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

Environmental Matters

Our operations are subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Shelf, England, Northern Ireland, Australia, the Netherlands, Canada and Thailand are certified under ISO 14001. The environmental management systems of the Fabrics Group’s facilities in Guilford, Maine, Newport, Maine, East Douglas, Massachusetts, and Meltham, England are also certified under ISO 14001.

Executive Officers of the Registrant

Our executive officers, their ages as of March 1, 2006 and their principal positions with us are as follows. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	51	President and Chief Executive Officer
Michael D. Bertolucci	65	Senior Vice President
John R. Wells	44	Senior Vice President
Raymond S. Willoch	47	Senior Vice President-Administration,
		General Counsel and Secretary
Robert A. Coombs	47	Vice President
Lindsey K. Parnell	48	Vice President
Patrick C. Lynch	36	Vice President and Chief Financial Officer
Christopher J. Richard	49	Vice President
Jeffrey J. Roman	43	Vice President

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

Mr. Roman joined Interface Asia-Pacific in 1995 as General Manager of Interface Modernform Company Ltd., our modular carpet joint venture in Thailand, and was promoted to Vice President of Manufacturing for Asia in 1996. In 1998, he transferred to Interface Americas, Inc. with responsibility for implementing Y2K-compliant manufacturing systems in all North American carpet operations. In 2000, Mr. Roman was named Vice President of Technical Development for Interface Americas, Inc., and, in 2001, he was named Vice President of Information Services and Business Systems for Interface Americas, Inc. In February 2004, Mr. Roman was promoted to Vice President of Interface and assumed responsibility for the creation of an information technology shared service function for the Company.

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

ITEM 1A.   RISK FACTORS

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

Sales of our principal products are related to the construction and renovation of commercial and institutional buildings. This activity is cyclical and has been affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors that lead to cost control measures by businesses and other users of commercial or institutional space. The effects of cyclicality upon the corporate office segment tend to be more pronounced than the effects upon the institutional segment. Historically, we have generated more sales in the corporate office segment than in any other market. The effects of cyclicality upon the new construction segment of the market also tend to be more pronounced than the effects upon the renovation segment. The recent adverse cycle has significantly lessened the overall demand for commercial interiors products, which has adversely affected our business during the past several years. These effects may continue and could be more pronounced if the global economy does not improve or is further weakened.

Our success depends significantly upon the efforts, abilities and continued service of our senior management executives and our principal design consultant, and our loss of any of them could affect us adversely.

We believe that our success depends to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs provides to our internal design staff. Specifically, Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. Our current agreement with Oakey Designs extends to April 2011. The loss of any of these key persons could have an adverse impact on our business.

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuations.

We have substantial international operations. In fiscal 2005, approximately 43% of our net sales and a significant portion of our production were outside the United States, primarily in Europe but also in Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately 43% of 2005 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

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

Petroleum-based products comprise the predominant portion of the cost of raw materials that we use in manufacturing. While we attempt to match cost increases with corresponding price increases, continued large increases in the cost of petroleum-based raw materials could adversely affect our financial results if we are unable to pass through such price increases to our customers.

Unanticipated termination or interruption of any of our arrangements with our primary third-party suppliers of synthetic fiber could have a material adverse effect on us.

Invista Inc., a subsidiary of Koch Industries, Inc., currently supplies approximately 46% of our requirements for synthetic fiber (nylon), which is the principal raw material that we use in our carpet products. In addition, other of our businesses have a high degree of dependence on their third party suppliers of synthetic fiber for certain products or markets. The unanticipated termination or interruption of any of our supply arrangements with our current suppliers could have a material adverse effect on us because of the cost and delay associated with shifting more business to another supplier. We do not have a long-term supply agreement with Invista.

We have a significant amount of indebtedness which could have important negative consequences to us.

Our substantial indebtedness could have important negative consequences to us, including:

•	making it more difficult for us to satisfy our obligations with respect to such indebtedness;

•	increasing our vulnerability to adverse general economic and industry conditions and adverse changes in governmental regulations;

•	limiting our ability to obtain additional financing to fund capital expenditures, acquisitions or other growth initiatives, and other general corporate requirements;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures, acquisitions or other growth initiatives, or other general corporate purposes;

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations, all of which we own except as otherwise noted:

Location	Segment	Floor Space (Sq. Ft.)
Bangkok, Thailand(1)	Modular Carpet	66,072
Craigavon, N. Ireland	Modular Carpet	80,986
LaGrange, Georgia	Modular Carpet	375,000
LaGrange, Georgia	Modular Carpet	160,545
Ontario (Belleville), Canada	Modular Carpet	77,000
Picton, Australia	Modular Carpet	96,300
Scherpenzeel, the Netherlands	Modular Carpet	229,734
Shelf, England	Modular Carpet	206,882
West Point, Georgia	Modular Carpet	250,000
City of Industry, California(2)	Bentley Prince Street	539,641
East Douglas, Massachusetts	Fabrics Group	306,225
Elkin, North Carolina	Fabrics Group	1,475,413
Grand Rapids, Michigan(2)	Fabrics Group	118,263
Guilford, Maine	Fabrics Group	408,511
Guilford, Maine	Fabrics Group	96,490
Newport, Maine	Fabrics Group	173,973
Nottingham, England(2)	Fabrics Group	12,500
Meltham, England(2)	Fabrics Group	168,000
Mirfield, England	Fabrics Group	112,000
Cartersville, Georgia(2)	Specialty Products (Specialty Mats)	53,000

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

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2006	High	Low
First Quarter (through March 1, 2006)	$11.41	$8.57
2005
First Quarter	$9.99	$6.56
Second Quarter	8.35	5.84
Third Quarter	10.55	8.11
Fourth Quarter	8.91	7.66
2004
First Quarter	$8.48	$5.83
Second Quarter	9.30	5.98
Third Quarter	8.40	6.96
Fourth Quarter	10.59	7.42

The declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in the agreement for our primary revolving credit facility, which restrict the payment of cash dividends on our common stock unless we meet a financial performance test, and in the indentures for our public indebtedness, which specify conditions as to when any dividend payments may be made. We have not paid a dividend since 2002, but we may resume our dividend payments in the future if our Board determines that a resumption of dividend payments is proper in light of the factors indicated above.

As of March 1, 2006, we had 767 holders of record of our Class A Common Stock and 69 holders of record of our Class B Common Stock. We believe that there are in excess of 4,800 beneficial holders of our Class A Common Stock.

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

	Selected Financial Data(1)
	2005	2004	2003	2002	2001
	(in thousands, except share data and ratios)
Statement of Operations Data
Net sales	$985,766	$881,658	$766,494	$745,317	$875,881
Cost of sales	681,069	616,297	543,251	522,119	613,859
Operating income(2)	82,001	60,742	31,351	24,889	4,494
Income (loss) from continuing operations	17,966	6,440	(8,012)	(10,605)	(21,769)
Loss from discontinued operations	(14,791)	(58,815)	(16,420)	(21,679)	(14,518)
Loss on disposal of discontinued operations	(1,935)	(3,027)	(8,825)	--	--
Cumulative effect of a change in accounting principle(3)	--	--	--	(55,380)	--
Net income (loss)	1,240	(55,402)	(33,257)	(87,664)	(36,287)
Income (loss) from continuing operations per common share
Basic	$0.35	$0.13	$(0.16)	$(0.21)	$(0.43)
Diluted	$0.34	$0.12	$(0.16)	$(0.21)	$(0.43)
Average Shares Outstanding
Basic	51,551	50,682	50,282	50,194	50,099
Diluted	52,895	52,171	50,282	50,194	50,099
Cash dividends per common share	$--	$--	$--	$0.045	$0.15
Property additions(4)	25,478	15,783	16,203	14,022	26,424
Depreciation and amortization(5)	31,455	33,336	34,141	32,684	40,369
Balance Sheet Data
Working capital	$209,512	$228,842	$247,725	$275,075	$291,132
Total assets	838,990	869,798	879,670	852,048	954,754
Total long-term debt(6)	458,000	460,000	445,000	445,000	448,494
Shareholders’ equity	172,076	194,178	218,733	224,171	302,475
Current ratio(7)	2.5	2.6	2.9	3.2	2.6

(1)
In the fourth quarter of 2002, we decided to discontinue the operations related to our U.S. raised/access flooring business. Substantially all of the assets related to these operations were sold in the third quarter of 2003. In the third quarter of 2004, we also decided to discontinue the operations related to our Re:Source dealer businesses (as well as the operations of a small Australian dealer business and a small residential fabrics business). The balances have been adjusted to reflect the discontinued operations of these businesses. For further analysis, see “Notes to Consolidated Financial Statements - Discontinued Operations” included in Item 8 of this Report.

(2)
Includes restructuring charges of $6.2 million, $22.5 million, and $54.6 million in years 2003, 2002, and 2001, respectively. We initiated three separate restructuring plans during 2002, 2001 and 2000. The 2003 charge was recognized with respect to the restructuring plan initiated in 2002. For further analysis of these restructuring plans and charges, see “Notes to Consolidated Financial Statements - Restructuring Charges” included in Item 8 of this Report.

(3)
In 2002, we recognized an impairment charge of $55.4 million (after-tax) related to our adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” For more information, see “Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies” included in Item 8 of this Report.

(4)	Includes property and equipment obtained in acquisitions of businesses.

(5)	We ceased amortization of goodwill with the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” effective December 31, 2001.

(6)
Total long-term debt does not include debt related to receivables sold under our receivables securitization program, which was terminated in June 2003 in connection with the amendment and restatement of our revolving credit facility. As of December 30, 2001 and December 29, 2002, we had sold receivables of $34.0 million and $30.0 million, respectively.

(7)
For purposes of computing our current ratio: (a) current assets include assets of businesses held for sale of $5.5 million, $42.8 million, $97.7 million, $129.5 million, and $179.3 million in fiscal years 2005, 2004, 2003, 2002 and 2001, respectively, and (b) current liabilities include liabilities of businesses held for sale of $4.2 million, $5.4 million, $11.6 million, $8.0 million, and $31.3 million in fiscal years 2005, 2004, 2003, 2002 and 2001, respectively.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our revenues are derived from sales of floorcovering products (primarily modular and broadloom carpet), interior fabrics and other specialty products. Our business, as well as the commercial interiors market in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors market is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our businesses. During the past several years, we have focused more of our marketing and sales efforts on non-corporate office segments to somewhat reduce our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share.

During the years 1999 through 2003 (except for a modest rebound during the latter portion of 2000), the commercial interiors market as a whole, and the broadloom carpet market in particular, experienced decreased demand levels. The general downturn in the domestic and international economy that characterized most of 2001, 2002 and 2003 further adversely affected the commercial interiors market, especially in the U.S. corporate office segment. These conditions significantly impaired our growth and operating profitability during those years. During 2004, and particularly in the second half of the year, the commercial interiors market began recovering from the downturn, which led to improved sales and operating profitability for us. That recovery continued at a gradual pace throughout 2005.

Repatriation of Earnings of Foreign Subsidiaries

Pursuant to the provisions of the American Jobs Creation Act of 2004, the Company repatriated an aggregate of $35.9 million of earnings from foreign subsidiaries during 2005. This action took advantage of an opportunity to repatriate the funds at a substantially reduced tax rate, provided the transaction occurred before the end of 2005. Consequently, the Company recorded aggregate tax charges of $3.4 million, or $0.06 per diluted share, during 2005 related to the repatriation.

Discontinued Operations

Re:Source Dealer Businesses

Over the past several years, our owned Re:Source dealer businesses, which are part of a broader network comprised of both owned and aligned dealers that sell and install floorcovering products, experienced decreased sales volumes and intense pricing pressure, primarily as a result of the economic downturn in the commercial interiors industry. As a result, we decided to exit our owned Re:Source dealer businesses, and in the third quarter 2004 we began to dispose of our dealer subsidiaries. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations for the owned Re:Source dealer businesses (as well as the results of operations of a small Australia dealer business and a small residential fabrics business that we also decided to exit), for all periods reflected herein, as discontinued operations. Consequently, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes the results of these discontinued operations unless we indicate otherwise.

These discontinued operations represented revenues of $30.9 million, $139.0 million and $157.0 million in years 2005, 2004 and 2003, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Tax”). Loss from operations of these businesses, net of tax, was $15.1 million, $12.3 million and $12.6 million in years 2005, 2004 and 2003, respectively. We recorded write-downs, net of taxes, for the impairment of assets of $3.5 million in 2005 and for the impairment of assets and goodwill of $17.5 million and $29.0 million, respectively, in 2004, to adjust the carrying value of the assets of these businesses to their net realizable value. During 2005 and 2004, we recorded losses of $1.9 million and $3.0 million, respectively, in connection with the disposal of certain of these businesses.

In the third quarter of 2005, we completed the last in a series of nine transactions by which we sold nine of our owned Re:Source dealer businesses. The nine dealer businesses sold were part of the fifteen Re:Source dealer businesses that we owned at the time our plan to exit the owned dealer businesses was announced in the third quarter of 2004. Eight of the nine businesses were sold to either the general managers of the respective businesses or an entity in which the general manager participated, and the other business was sold to our “aligned”, but not owned, dealer in the relevant geographic region. The aggregate net consideration we received in connection with the sales was $9.7 million plus the purchasers’ assumption of various liabilities and obligations. Of that dollar amount, an aggregate of $7.5 million was paid in cash at the closings, with the remainder of $2.2 million payable pursuant to promissory notes at interest rates ranging from prime to 12% and with maturities ranging from one to three years. We have terminated all ongoing operations of the other six owned dealer businesses, and in some cases we are completing their wind-down through subcontracting arrangements.

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

Our U.S. raised/access flooring business represented revenues of $13.6 million in year 2003 (these results are included in our consolidated statements of operations as part of the “Loss from Discontinued Operations, Net of Tax”). Loss from operations of that business, net of tax, was $3.9 million in year 2003. In addition, in the third quarter of 2003, we recorded an after-tax loss of $8.8 million in connection with disposition of the assets. These discontinued operations had no impact in 2005 or 2004.

Impact of Strategic Restructuring Initiatives

We incurred a pre-tax restructuring charge in 2003 of $6.2 million - as we implemented various initiatives to reduce our operating costs and strengthen our ability to generate free cash flow (which is defined and discussed above in Item 1). No restructuring charges were incurred during 2005 or 2004.

The charge reflected:

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

Further discussion about the restructuring charge appears in the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Goodwill Impairment Write-Down

During the fourth quarters of each of the years 2003-2005, we performed the annual goodwill impairment tests required by SFAS No. 142, “Goodwill and Other Intangible Assets.” In effecting the impairment testing, we used an outside consultant to help prepare valuations of reporting units in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. No impairment was indicated in our continuing operations during these years. However, an after-tax impairment charge of $29.0 million was recorded in fiscal year 2004 related to our discontinued Re:Source dealer businesses.

Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections. In addition, we believe our performance during 2003 and (to some extent) 2004 reflects the unprecedented downturn experienced by the commercial interiors industry in general during that time, which we discuss elsewhere.

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 43% in year 2005 and approximately 36% in each of years 2004 and 2003. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, favorably affected our reported results in 2003 and 2004, when the euro was strengthening relative to the U.S. dollar. In 2005, however, when the euro weakened relative to the U.S. dollar, the translation of European revenues into U.S. dollars adversely affected our reported results. The following table presents the amount (in U.S. dollars) by which the exchange rates for converting euros into U.S. dollars have affected our net sales and operating income during the past three years:

	2005	2004	2003
	(in millions)

Net sales	$(0.3)	$18.2	$36.6
Operating income	(0.1)	1.1	1.5

All amounts above for all periods exclude our discontinued operations, primarily comprised of our U.S. raised/access flooring business (which we sold in September 2003) and our owned Re:Source dealer businesses (which we exited during 2004-2005).

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the three years ended January 1, 2006:

	Fiscal Year
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.1	69.9	70.9
Gross profit on sales	30.9	30.1	29.1
Selling, general and administrative expenses	22.6	23.2	24.2
Restructuring charges	0.0	0.0	0.8
Operating income	8.3	6.9	4.1
Interest/Other expense	4.7	5.7	5.7
Income (loss) from continuing operations before tax	3.6	1.2	(1.6)
Income tax expense (benefit)	1.8	0.5	(0.6)
Income (loss) from continuing operations	1.8	0.7	(1.0)
Discontinued operations, net of tax	(1.5)	(6.7)	(2.1)
Loss on disposal	(0.2)	(0.3)	(1.2)
Net income (loss)	0.1	(6.3)	(4.3)

Below we provide information regarding net sales for each of our four operating segments, and analyze those results for each of the last three fiscal years. Fiscal year 2004 was a 53-week period, while fiscal years 2005 and 2003 were 52-week periods. The 53 weeks in 2004 versus the 52 weeks in 2005 and 2003 are a factor in certain of the comparisons reflected below.

Net Sales by Business Segment

We currently classify our businesses into the following four operating segments for reporting purposes:

•	Modular Carpet segment, which includes our Interface, Heuga and InterfaceFLOR modular carpet businesses, and also includes our Intersept antimicrobial chemical sales and licensing program;

•	Bentley Prince Street segment, which includes our Bentley and Prince Street broadloom, modular carpet and area rug businesses;

•	Fabrics Group segment, which includes all of our fabrics businesses worldwide; and

•	Specialty Products segment, which includes our subsidiary Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products.

Net sales by operating segment and for our company as a whole were as follows for the three years ended January 1, 2006:

	Fiscal Year Ended			Percentage Change
Net Sales By Segment	2005	2004	2003	2005 compared with 2004	2004 compared with 2003
	(in thousands)
Modular Carpet	$646,213	$563,397	$473,724	14.7%	18.9%
Bentley Prince Street	125,167	119,058	109,940	5.1%	8.3%
Fabrics Group	198,842	186,408	173,539	6.7%	7.4%
Specialty Products	15,544	12,795	9,291	21.5%	37.7%
Total	$985,766	$881,658	$766,494	11.8%	15.0%

Modular Carpet Segment. For 2005, net sales for the worldwide Modular Carpet segment increased $82.8 million (14.7%) versus 2004. The weighted average selling price per square yard in 2005 was up 4.6% compared with 2004, primarily due to our passing through to customers increases in our cost of petroleum-based raw materials. On a geographic basis, we experienced increases in net sales in the Americas, Europe and Asia-Pacific, which were up 18%, 6% and 21%, respectively. In the Americas, we saw significant increases in our sales into the hospitality (43% increase), retail (27% increase), and corporate office (17% increase) market segments. Sales growth in Europe is attributable primarily to our gaining market share from competitors in an otherwise down geographic market. Sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region.

For 2004, net sales for the Modular Carpet segment increased $89.7 million (18.9%) versus 2003. The weighted average selling price per square yard in 2004 was up 4.4% compared with 2003, primarily due to our passing through to customers increases in our cost of petroleum-based raw materials. On a geographic basis, we experienced robust increases in net sales in the Americas and Asia-Pacific. Net sales in the European portion of the business were up slightly (in local currency terms); however, the translation of European revenues into U.S. dollars favorably affected us and translated into a 10.5% increase in net sales for this portion of the business versus 2003. We believe our Modular Carpet business in North America continued to gain market share from floorcovering competition. We also saw significant increases in our sales into the retail (39% increase), institutional (37% increase) and healthcare (14% increase) market segments in North America, which we attribute to our focus on these market segments, including the growth of our i2 product line (discussed in Item 1 above). This product line comprised more than 30% of our U.S. modular carpet business in 2004. Sales improvement in Asia-Pacific is attributable in large part to a relatively good economic climate in that region and to sales of our Heuga brand modular carpet line at competitive, mid-level prices.

Bentley Prince Street Segment. For 2005, net sales in the Bentley Prince Street segment increased $6.1 million (5.1%) versus 2004. The weighted average selling price per square yard in 2005 was up 8.2% compared with 2004, primarily due to our passing through to customers increases in our cost of petroleum-based raw materials. The increase in sales occurred primarily in the improving corporate office market segment, which was up 16.3%. Growth in our non-corporate office market segments was driven by institutional (16% increase), retail (7% increase) and residential (7% increase) purchases.

 In our Bentley Prince Street segment, net sales for 2004 increased $9.1 million (8.3%) versus 2003. The weighted average selling price per square yard in 2004 was up 5.3% compared with 2003, primarily due to our passing through to customers increases in our cost of petroleum-based materials. The increase in sales was attributable primarily to the improving corporate office market, as well as the success of our market segmentation strategy, particularly in the hospitality (178% increase), retail (66% increase) and healthcare (8% increase) market segments.

Fabrics Group Segment. For 2005, net sales for our Fabrics Group segment increased $12.4 million (6.7%) versus 2004. The weighted average selling price per linear yard in 2005 was up 9.5% compared with 2004, primarily due to our passing through to customers increases in our cost of petroleum-based raw materials. The increase in sales occurred primarily in the improving corporate office market segment (7% increase). Growth in our non-corporate office market segments was driven by healthcare (9% increase) and hospitality (6% increase) purchases.

For 2004, net sales for our Fabrics Group segment increased $12.9 million (7.4%) versus 2003. The increase was attributable primarily to the improving corporate office market. The weighted average selling price per linear yard in 2004 was up 2.5% compared with 2003, primarily due to our passing through to customers increases in our cost of petroleum-based raw materials.

Specialty Products Segment. For 2005, net sales for our Specialty Products segment increased $2.7 million (11.8%) versus 2004. The weighted average selling price per square yard in 2005 was up 11.6% compared with 2004, primarily due to our passing through to customers increases in our cost of petroleum-based raw materials. The increase in sales occurred primarily in the corporate office market.

For 2004, net sales for our Specialty Products segment increased $3.5 million (37.7%) versus 2003. The increase was attributable primarily to the improving corporate office market. The weighted average selling price per square yard in 2004 was up 19.0% compared with 2003, primarily due to our passing through to customers increases in our cost of petroleum-based raw materials.

Cost and Expenses

Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three years ended January 1, 2006:

	Fiscal Year Ended			Percentage Change
Cost and Expenses	2005	2004	2003	2005 compared with 2004	2004 compared with 2003
	(in thousands)
Cost of Sales	$681,069	$616,297	$543,251	10.5%	13.4%
Selling, General and Administrative Expenses	222,696	204,619	185,696	8.8%	10.2%
Total	$903,765	$820,916	$728,947	10.1%	12.6%

For 2005, our cost of sales increased $64.8 million (10.5%) versus 2004, primarily due to increased raw material costs ($43.0 million) and labor costs ($8.4 million) associated with increased production levels during 2005. Our raw materials costs in 2005 were up an estimated 5-6% versus 2004, primarily due to increased prices for petroleum-based products. As a percentage of net sales, cost of sales decreased to 69.1% for 2005, versus 69.9% for 2004. The percentage decrease was primarily due to increased absorption of fixed manufacturing costs associated with increased production levels.

For 2004, our cost of sales increased $73.0 million (13.4%) versus 2003, primarily due to increased product ($48.2 million) and labor ($9.5 million) costs associated with increased production levels during 2004. Our raw materials costs in 2004 were up between 3-4% versus 2003, primarily due to increased prices for petroleum-based products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $12.0 million increase in cost of goods sold during 2004 compared with 2003. As a percentage of net sales, cost of sales decreased to 69.9% for 2004, versus 70.9% for 2003. The percentage decrease was primarily due to the following combination of factors, the relative impact of which we are unable to quantify precisely: (1) the increased absorption of fixed manufacturing costs as a result of improved sales volume, accounting for an estimated 60% of the percentage decrease; (2) the realization of the success of our restructuring initiatives which continue to strengthen and streamline operations throughout the global organization, accounting for an estimated 15% of the percentage decrease; and (3) improved manufacturing efficiencies in our Fabrics Group.

For 2005, our selling, general and administrative expenses increased $18.1 million (8.8%) versus 2004. The primary components of this increase were (1) $9.5 million due to increased investments in global marketing campaigns across our businesses; (2) $6.7 million of performance bonuses; and (3) $6.5 million in commission payments due to the increased level of sales in 2005. These increases were partially offset by reductions in administrative costs of $4.0 million.

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

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments for the three years ended January 1, 2006:

Cost of Sales and Selling, General and	Fiscal Year Ended			Percentage Change
Administrative Expenses (Combined)	2005	2004	2003	2005 compared with 2004	2004 compared with 2003
	(in thousands)
Modular Carpet	$568,862	$499,509	$427,896	13.9%	16.7%
Bentley Prince Street	121,673	118,944	109,518	2.3%	8.6%
Fabrics Group	194,557	185,584	179,346	4.8%	3.5%
Specialty Products	14,893	13,272	9,352	12.2%	41.9%
Corporate Expenses & Eliminations	3,780	3,607	2,835	4.8%	27.2%
Total	$903,765	$820,916	$728,947	10.1%	12.6%

Interest and Other Expense

For 2005, interest expense decreased $0.5 million versus 2004. The decrease was due primarily to the lower levels of debt outstanding on a daily basis during 2005 versus 2004, and was somewhat offset by an overall increase in interest rates when compared with 2004.

For 2004, interest expense increased $3.2 million versus 2003. This increase was due primarily to (1) increased borrowings during 2004 to support increased working capital levels as a result of improved sales volume during the period, and (2) a higher overall borrowing rate of interest in 2004 versus 2003.

Tax

Our effective tax rate in 2005 was 49.4%, compared with an effective tax rate of 38.6% in 2004. The increase in rate is primarily attributable to (1) taxes associated with our repatriation of previously unremitted foreign earnings, which is discussed above, (2) a reduced state tax benefit attributable to U.S. operations as a result of lower pre-tax losses in the U.S. in 2005, and (3) our provision of a valuation allowance against state net operating loss carryforwards which we do not expect to utilize. These factors were somewhat offset by decreases in the tax rate components associated with foreign operations and non-deductible business expenses.

Our effective tax rate in 2004 was 38.6%, compared with an effective tax benefit rate of 36.5% in 2003. The change in rate is primarily attributable to an overall increase in foreign taxes from 2003 to 2004.

Liquidity and Capital Resources

General

In our business, we require cash and other liquid assets primarily to purchase raw materials and to pay other manufacturing costs, in addition to funding normal course selling, general and administrative expenses, anticipated capital expenditures, and potential special projects. We generate our cash and other liquidity requirements from our operations and from borrowings or letters of credit under our revolving credit facility with a banking syndicate. Prior to June 18, 2003, we also generated liquidity through our accounts receivable securitization program (which was terminated on that date in connection with an amendment and restatement of our revolving credit facility). We believe that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future. We also believe that we will be able to continue to enhance the generation of free cash flow (particularly in the short term because we have no significant debt maturity until April 2008) through the following initiatives:

•	Improve our inventory turns by continuing to implement a make-to-order model throughout our organization;

•	Reduce our average days sales outstanding through improved credit and collection practices; and

•	Limit the amount of our capital expenditures generally to those projects that have a short-term payback period.

Historically, we use more cash in the first half of the fiscal year, as we fund insurance premiums, tax payments, employee bonuses, and inventory build-up in preparation for the holiday/vacation season of our international operations. However, we believe that our liquidity position and cash provided by operations will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future, primarily because we had over $79 million of additional borrowing capacity under our revolving credit facility as of January 1, 2006, and we have no maturities of long term debt until April 2008.

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

At January 1, 2006, we had $51.3 million in cash. As of January 1, 2006, $5.1 million in borrowings and $15.2 million in letters of credit were outstanding under the revolving credit facility, and we could have incurred an additional $79.8 million of borrowings thereunder.

We have approximately $84.6 million in contractual cash obligations due by the end of fiscal year 2006, which includes, among other things, capital expenditure purchase commitments and interest payments on our debt. We currently estimate aggregate capital expenditures will be between $20 million and $25 million for 2006. Based on current interest rate levels, we expect our aggregate interest expense for 2006 to be between $44 million and $46 million.

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

•
The revolving credit facility contains certain financial covenants (including a senior secured debt coverage ratio test and a fixed charge coverage ratio test) that become effective in the event that our excess availability for domestic loans falls below $20 million (excluding a specified reserve against the domestic borrowing base). In such event, we must comply with the financial covenants for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

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

Interest Rates and Fees. Interest on borrowings and letters of credit under the revolving credit facility is charged at varying rates computed by applying a margin (ranging from 0.0% to 3.5%) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and our fixed charge coverage ratio. In addition, we pay an unused line fee on the facility ranging from 0.375% to 1.0% depending on our fixed charge coverage ratio. The weighted average interest rate of our currently outstanding borrowings under the facility is 4.79%.

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

Senior and Senior Subordinated Notes

The indentures governing our 7.3% Senior Notes due 2008, 10.375% Senior Notes due 2010, and 9.5% Senior Subordinated Notes due 2014, on a collective basis, contain covenants that limit or restrict our ability to:

•	incur additional indebtedness;

•	make dividend payments or other restricted payments;

•	create liens on our assets;

•	sell our assets;

•	sell securities of our subsidiaries;

•	enter into transactions with shareholders and affiliates; and

•	enter into mergers, consolidations, or sales of all or substantially all of our assets.

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

In 2005, we repurchased $2.0 million of our 7.3% Senior Notes due 2008.

Analysis of Cash Flows

Our primary sources of cash during 2005 were (1) $49.3 million from continuing operations, (2) $12.0 million from discontinued operations, and (3) $3.0 million from the issuance of stock upon the exercise of employee stock options. The primary uses of cash during 2005 were (1) $25.5 million for additions to property and equipment at our manufacturing facilities, (2) $2.7 million for purchases of intellectual property, (3) $2.3 million for deposits on manufacturing equipment, and (4) $2.0 million for reduction of Senior Notes.

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

Cash flows from discontinued operations are included in operating cash flows for all years presented, as there were no investing or financing activities related to these discontinued operations. The absence of cash flows from discontinued operations is not expected to have any significant impact on future liquidity and capital resources.

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations (including the contractual obligations of our discontinued operations) and the periods in which payments are due. The amounts and time periods are measured from January 1, 2006.

		Payments Due by Period
	Total
	Payments	Less than			More than
	Due	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Long-Term Debt Obligations(1)	$458,000	$--	$148,000	$175,000	$135,000
Operating Lease Obligations(2)	93,356	23,479	32,602	18,432	18,843
Expected Interest Payments(3)	202,116	41,785	75,468	45,319	39,544
Unconditional Purchase Obligations(4)	13,817	13,181	636	--	--
Pension Cash Obligations(5)	79,486	6,199	14,208	15,821	43,258
Total Contractual Cash Obligations	$846,775	$84,644	$270,914	$254,572	$236,645

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

(4)
Does not include unconditional purchase obligations that are included as liabilities in our Consolidated Balance Sheet. We have capital expenditure commitments of $1.7 million all of which are due in less than 1 year.

(5)
We have two foreign defined benefit plans and a domestic salary continuation plan. We have presented above the estimated cash obligations that will be paid under these plans over the next ten years. Such amounts are based on several estimates and assumptions and could differ materially should the underlying estimates and assumptions change. Our domestic salary continuation plan is an unfunded plan, and we do not currently have any commitments to make contributions to this plan. However, we do use insurance instruments to hedge our exposure under the salary continuation plan. Contributions to our other employee benefit plans are at our discretion.

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

Deferred Income Tax Assets and Liabilities. The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), and are based on management’s assumptions and estimates regarding future operating results and levels of taxable income, as well as management’s judgments regarding the interpretation of the provisions of SFAS 109. The carrying values of liabilities for income taxes currently payable are based on management’s interpretation of applicable tax laws, and incorporate management’s assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgments in connection with accounting for income taxes may result in materially different carrying values of income tax assets and liabilities and results of operations.

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

Goodwill. Pursuant to SFAS 142, we test goodwill for impairment at least annually. We use an outside consultant to help prepare valuations of reporting units, and those valuations are compared with the respective book values of the reporting units to determine whether any goodwill impairment exists. In preparing the valuations, past, present and expected future performance is considered. If impairment is indicated, a loss is recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill. If the actual fair value of the goodwill is determined to be less than that estimated, an additional write-down may be required.

Inventories. We determine the value of inventories using the lower of cost or market. We write down inventories for the difference between the carrying value of the inventories and their estimated market value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products, and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on January 1, 2006 and January 2, 2005, was $12.0 million and $10.5 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our net income would be higher or lower by approximately $0.6 million, on an after-tax basis.

Pension Benefits. Net pension expense recorded is based on, among other things, assumptions about the discount rate, estimated return on plan assets and salary increases. While management believes these assumptions are reasonable, changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of our plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year. The actuarial assumptions used in our salary continuation plan and our foreign defined benefit plans reporting are reviewed periodically and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligation. The expected long-term rate of return on plan assets assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers. A 1% increase in the actuarial assumption for discount rate would decrease our projected benefit obligation by approximately $32.3 million. A 1% decrease in the discount rate would increase our projected benefit obligation by approximately $40.7 million.

Environmental Remediation. We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. Since 2002, certain developments transpired with respect to our estimated environmental liability associated with our Chatham fabrics operations in Elkin, North Carolina. (See the discussion of “Accrued Expenses” in the Notes to Consolidated Financial Statements included in Item 8 hereof.) As a result, we reduced the amount of our accrual for such liabilities to $2.1 million. The reductions of the accrual were recorded as a reduction of “other expense” in 2002 and 2004. As of January 1, 2006, the accrual for these liabilities was $2.0 million.

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on January 1, 2006 and January 2, 2005 was $6.2 million and $6.1 million, respectively. To the extent the actual collectibility of our accounts receivable differs from our estimates by 10%, our net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual collectibility was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to fifteen years, depending on the particular carpet product. We typically warrant that services performed will be free from defects in workmanship for a period of one year following completion. For our fabrics products, we typically provide a five year limited warranty against manufacturing defects and nonconformity to specifications. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty reserve on January 1, 2006 and January 2, 2005, was $2.6 million and $2.4 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our net income would be higher or lower by approximately $0.1 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

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

Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board (“FASB”) issued a Staff Position (“FSP”) interpreting APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Specifically, the FASB issued FSP APB No. 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” This FSP provides that an investor’s proportionate share of an investee’s equity adjustments for “other comprehensive income” should be offset against the carrying value of the investment at the time significant influence is lost. At that time, an investor would reduce its investment account, to no less than zero, with any balance remaining reflected in income. The guidance in this FSP is required to be applied to the first reporting period beginning after July 12, 2005. This FSP did not have a material impact on our consolidated financial statements.

In June 2005, the FASB issued a FSP interpreting SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Specifically, the FASB issued FSP FAS No. 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable.” This FSP addresses whether freestanding warrants and other similar instruments on shares that are redeemable (puttable or mandatorily redeemable) are subject to the requirements in SFAS No. 150, regardless of the timing of the redemption feature or the redemption price. The guidance in this FSP is required to be applied to the first reporting period beginning after June 30, 2005. If the guidance in the FSP results in changes to previously reported information, a cumulative effect adjustment would be required. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In June 2005, the FASB issued FSP No. 143-1 (“FSP FAS No. 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP FAS No. 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union (“EU”). FSP FAS No. 143-1 is effective upon the later of the first reporting period that ends after June 8, 2005, or the date that the EU-member country adopts the law. FSP FAS No. 143-1 did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 2, 2006. The adoption of SFAS No. 154 is not expected to have a material effect on our results of operations or financial position.

 In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation clarifies the term of conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service - the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No.123R also requires the benefits of excess tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as operating cash flow as is currently required. As such, in the periods after adoption, this requirement of SFAS No. 123R will reduce net operating cash flows and increase net financing cash flow. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the effective date of SFAS No. 123R. Accordingly, we adopted SFAS No. 123R on January 2, 2006. The potential impact of adopting SFAS 123R on results of operations and earnings per share for fiscal 2006 is dependent on several factors, including the number of options granted in fiscal 2006, and the fair value of those options which will be determined at the date of grant. We are in the process of finalizing the impact of this standard on our consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP FAS No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the AJCA to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The AJCA provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated. During the year ended January 1, 2006, we repatriated $35.9 million of such foreign earnings. Consequently, we have recorded a provision for taxes on such foreign earnings of approximately $3.4 million in 2005 related to such repatriation.

The FASB has issued a FSP amending AICPA Statement of Position (“SOP”) No. 78-9, “Accounting for Investments in Real Estate Ventures”. Specifically, the FASB issued FSP SOP No. 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The amendment was necessary because the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” conflicted with certain guidance in SOP No. 78-9. This FSP eliminates the concept of “important rights” and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. The FSP also clarifies that the effect of the rights held by minority partners on the assessment of control, and therefore consolidation, of a general partnership should be the same as the evaluation of limited partners’ rights in a limited partnership. The FSP notes that the consensus reached by the EITF applies to all industries, not just real estate ventures. The guidance in this FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. The FSP applies to general partners in all other partnerships effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We do not believe that application of guidance in this FSP will have a material impact on our consolidated financial statements.

  In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS 151 will have a material effect on its consolidated financial statements.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. From time to time, we maintain a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agree to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. During the first part of 2003, we utilized an interest rate swap agreement to effectively convert approximately $125 million of fixed rate debt into variable rate debt. As a result, during 2003, our interest expense was approximately $2.4 million lower than it would have been in the absence of our interest rate swap agreement. This interest rate swap agreement was unwound in May 2003 and, since that time, we have not had any interest rate swap agreements in place.

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

At January 1, 2006, we recognized a $34.4 million decrease in our foreign currency translation adjustment account compared to January 2, 2005, because of the weakening of certain currencies against the U.S. dollar. The decrease was associated primarily with certain foreign subsidiaries located within the United Kingdom and continental Europe.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at January 1, 2006. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $23.9 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $23.8 million.

Foreign Currency Exchange Rate Risk

As of January 1, 2006, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $7.7 million or an increase in the fair value of our financial instruments of $6.3 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR ENDED
	2005	2004	2003
	(in thousands, except share data)
Net sales	$985,766	$881,658	$766,494
Cost of sales	681,069	616,297	543,251
Gross profit on sales	304,697	265,361	223,243

Selling, general and administrative expenses	222,696	204,619	185,696
Restructuring charges	--	--	6,196

Operating income	82,001	60,742	31,351

Interest expense	45,541	46,023	42,820
Bond offering cost	--	1,869	--
Other expense	933	2,366	1,143

Income (loss) from continuing operations before tax expense (benefit)	35,527	10,484	(12,612)
Income tax expense (benefit)	17,561	4,044	(4,600)

Income (loss) from continuing operations	17,966	6,440	(8,012)
Loss from discontinued operations, net of tax	(14,791)	(58,815)	(16,420)
Loss on disposal of discontinued operations, net of tax	(1,935)	(3,027)	(8,825)

Net income (loss)	$1,240	$(55,402)	$(33,257)

Income (loss) per share - basic
Continuing operations	$0.35	$0.13	$(0.16)
Discontinued operations	(0.29)	(1.16)	(0.32)
Loss on disposal of discontinued operations	(0.04)	(0.06)	(0.18)

Net income (loss) per share - basic	$0.02	$(1.09)	$(0.66)

Income (loss) per share - diluted
Continuing operations	$0.34	$0.12	$(0.16)
Discontinued operations	(0.28)	(1.12)	(0.32)
Loss on disposal of discontinued operations	(0.04)	(0.06)	(0.18)

Net income (loss) per share - diluted	$0.02	$(1.06)	$(0.66)

Basic weighted average shares outstanding	51,551	50,682	50,282
Diluted weighted average shares outstanding	52,895	52,171	50,282

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	FISCAL YEAR ENDED
	2005	2004	2003
	(in thousands)
Net income (loss)	$1,240	$(55,402)	$(33,257)
Other comprehensive income (loss)
Foreign currency translation adjustment	(34,351)	23,052	38,829
Minimum pension liability adjustment	5,986	1,289	(9,104)
Unrealized gain on hedges, net of tax	--	--	(3,154)

Comprehensive loss	$(27,125)	$(31,061)	$(6,686)

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2005	2004
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$51,312	$22,164
Accounts receivable, net	141,408	142,228
Inventories	130,209	137,618
Prepaid expenses and other current assets	16,624	18,200
Deferred income taxes	4,540	4,556
Assets of businesses held for sale	5,526	42,788

Total current assets	349,619	367,554
Property and equipment, net	185,643	194,702
Deferred tax asset	69,043	67,448
Goodwill	193,705	205,913
Other assets	40,980	34,181

	$838,990	$869,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,312	$46,466
Accrued expenses	85,581	86,856
Liabilities of businesses held for sale	4,214	5,390

Total current liabilities	140,107	138,712
Senior notes	323,000	325,000
Senior subordinated notes	135,000	135,000
Deferred income taxes	23,534	26,790
Other	40,864	45,987

Total liabilities	662,505	671,489

Minority interest	4,409	4,131

Commitments and contingencies

Shareholders’ equity
Preferred stock	--	--
Common stock	5,334	5,243
Additional paid-in capital	234,314	229,382
Retained deficit	(1,443)	(2,683)
Accumulated other comprehensive income	(38,347)	(3,996)
Minimum pension liability	(27,782)	(33,768)

Total shareholders’ equity	172,076	194,178

	$838,990	$869,798

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR ENDED
	2005	2004	2003
OPERATING ACTIVITIES	(in thousands)
Net income (loss)	$1,240	$(55,402)	$(33,257)
Impairment of goodwill	--	29,044	--
Impairment of assets	3,466	17,521	--
Loss on discontinued operations	11,325	12,250	16,420
Loss from disposal of discontinued operations	1,935	3,027	8,825
Income (loss) from continuing operations	17,966	6,440	(8,012)
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	31,455	33,336	34,141
Bad debt expense	2,009	1,421	1,807
Deferred income taxes and other	(6,243)	(10,832)	(12,403)
Working capital changes:
Accounts receivable	(7,742)	600	(33,400)
Inventories	2,801	(1,876)	3,241
Prepaid expenses and other current assets	(2,716)	1,027	(799)
Accounts payable and accrued expenses	11,753	(1,855)	12,083
Cash provided by (used in) continuing operations	49,283	28,261	(3,342)
Cash provided by (used in) discontinued operations	12,018	(18,720)	(8,444)
Cash provided by (used in) operating activities	61,301	9,541	(11,786)

INVESTING ACTIVITIES:
Capital expenditures	(25,478)	(15,783)	(16,203)
Proceeds from sale of discontinued operations	551	7,003	2,749
Proceeds from sale of building	--	4,400	--
Other	(5,644)	(3,393)	5,960
Cash used in investing activities	(30,571)	(7,773)	(7,494)

FINANCING ACTIVITIES:
Issuance of notes	--	135,000	--
Repurchase of senior subordinated notes	--	(120,000)	--
Debt issuance costs	--	(4,237)	(3,367)
Borrowings on long-term debt	--	--	--
Repurchase of senior notes	(2,000)	--	--
Proceeds from issuance of common stock	2,960	4,442	241
Other	--	--	182
Cash provided by (used in) financing activities	960	15,205	(2,944)
Net cash provided by (used in) operating, investing and financing activities	31,690	16,973	(22,224)
Effect of exchange rate changes on cash	(2,542)	2,301	1,557

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	29,148	19,274	(20,667)
Balance, beginning of year	22,164	2,890	23,557

Balance, end of year	$51,312	$22,164	$2,890

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a recognized leader in the worldwide commercial interiors market, offering modular and broadloom floorcoverings, interior fabrics and specialty products. The Company manufactures modular and broadloom carpet focusing on the high quality, designer-oriented sector of the market, and provides specialized carpet replacement, installation and maintenance services. The Company also produces interior fabrics and upholstery products. Additionally, the Company offers Intersept, a proprietary antimicrobial used in a number of interior finishes, and sponsors the Envirosense Consortium in its mission to address workplace environmental issues.

In 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses (as well as the results of operations of a small Australian dealer business and a small residential fabrics business), and in the third quarter 2004 the Company began to dispose of several of the dealer subsidiaries. The Company has now sold or terminated ongoing operations at each of its owned dealer businesses. In addition, in September 2003, the Company sold its U.S. raised/access flooring business. The results of operations and related disposal costs, gains and losses for these businesses were classified as discontinued operations for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in which the Company does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. The Company monitors investments for other than temporary declines in value and makes reductions in carrying values when appropriate.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples include provisions for returns, bad debts, product claims reserves, rebates, estimates of costs to complete performance contracts, inventory obsolescence and the length of product life cycles, accruals associated with restructuring activities, income tax exposures and valuation allowances, environmental liabilities, carrying value of goodwill and property and equipment. Actual results could vary from these estimates.

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

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations. Research and development expense was $9.6 million, $8.0 million, and $9.7 million for the years ended 2005, 2004 and 2003, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments.

Cash payments for interest amounted to approximately $43.4 million, $42.1 million, and $43.2 million, for the years ended 2005, 2004, and 2003, respectively. Income tax payments amounted to approximately $14.3 million, $9.6 million, and $6.8 million for the years ended 2005, 2004, and 2003, respectively. During the years ended 2005, 2004, and 2003, the Company received income tax refunds of $0.1 million, $0.6 million, and $22.3 million, respectively.

Cash flows from discontinued operations are included in operating cash flows for all years presented, as there were no investing or financing activities related to these discontinued operations.

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

Assets and Liabilities of Businesses Held for Sale

The Company considers businesses to be held for sale when management approves and commits to a formal plan to actively market a business for sale and the sale is considered probable. Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. The Company ceases to record depreciation expense at that time.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements -- ten to forty years; and furniture and equipment -- three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs of approximately $0.9 million, $0.6 million, and $0.3 million for the fiscal years ended 2005, 2004, and 2003, respectively. Depreciation expense amounted to approximately $27.4 million, $27.7 million, and $29.1 million for the years ended 2005, 2004, and 2003, respectively. These amounts exclude depreciation expense of approximately zero, $2.1 million, and $3.1 million for 2005, 2004 and 2003, respectively, related to the discontinued operations of the Re:Source dealer businesses and U.S. raised/access flooring business.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on December 31, 2001, goodwill was amortized on a straight-line basis over the periods benefited, principally twenty-five to forty years. Accumulated amortization amounted to approximately $77.3 million at both January 1, 2006 and January 2, 2005, and cumulative impairment losses recognized were $86.2 million as of both January 1, 2006 and January 2, 2005.

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

The Company’s previous business combinations were accounted for using the purchase method. As of January 1, 2006 and January 2, 2005 the net carrying amount of goodwill was $193.7 million and $205.9 million, respectively. Other intangible assets were $6.7 million and $4.8 million as of January 1, 2006 and January 2, 2005, respectively. Amortization expense during the years ended 2005, 2004 and 2003 was $0.6 million, $0.2 million and $0.2 million, respectively.

During the fourth quarter of 2005 and 2004, the Company performed the annual goodwill impairment test required by SFAS No. 142. In effecting the impairment testing, we used an outside consultant to help prepare valuations of reporting units in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. No additional impairment was indicated. However, an after-tax impairment charge of $29.0 million was recorded in fiscal year 2004 related to our discontinued Re:Source dealer businesses.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for the year ended January 1, 2006, by operating segment are as follows:

	BALANCE JANUARY 2, 2005	ACQUISITIONS	FOREIGN CURRENCY TRANSLATION	BALANCE JANUARY 1, 2006
			(in thousands)
Modular Carpet	$95,940	$--	$(12,208)	$83,732
Bentley Prince Street	60,113	--	--	60,113
Fabrics Group	49,860	--	--	49,860
Specialty Products	--	--	--	--
Total	$205,913	$--	$(12,208)	$193,705

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty reserves amounted to $2.6 million and $2.4 million as of January 1, 2006 and January 2, 2005, respectively and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, short-term investments and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt are based on quoted market prices or pricing models using current market rates.

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in the net income (loss). Foreign exchange translation gains (losses) were $(34.4) million, $23.1 million, and $38.8 million, for the years ended 2005, 2004, and 2003, respectively.

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

Stock-Based Compensation

As of the fiscal year ended January 1, 2006, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” footnote. Those plans are accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expenses related to stock option plans were not material for 2005, 2004 and 2003.

The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 were applied to stock-based employee compensation:

	FISCAL YEAR ENDED
	2005	2004	2003
	(in thousands, except share data)
Net income (loss) as reported	$1,240	$(55,402)	$(33,257)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(526)	(1,499)	(1,307)
Pro forma net income (loss)	$714	$(56,901)	$(34,564)

Income (loss) per share:
Basic - as reported	$0.02	$(1.09)	$(0.66)
Basic - pro forma	0.01	(1.12)	(0.69)

Diluted - as reported	$0.02	$(1.06)	$(0.66)
Diluted - pro forma	0.01	(1.09)	(0.69)

For the purposes of the disclosures required by SFAS No. 123, the fair value of stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004, and 2003: Dividend yield of 0.0% in 2005, 2004 and 2003; expected volatility of 60% in 2005, 57% in 2004, and 56% in 2003; a risk-free interest rate of 4.22% in 2005, 4.38% in 2004, and 4.02% in 2003; and an expected option life of 2 years in 2005, 2.3 years in 2004, and 5.2 years in 2003.

The weighted average fair values of options, calculated using the Black-Scholes option pricing model, granted during 2005, 2004, and 2003, were $2.21, $2.06, and $1.68, respectively, per share.

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

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2005” “2004,” and “2003,” mean the fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003, respectively. Fiscal years 2005, 2004 and 2003 comprised 52, 53, and 52 weeks, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2005, the FASB issued a FSP interpreting APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Specifically, the FASB issued FSP APB No. 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” This FSP provides that an investor’s proportionate share of an investee’s equity adjustments for “other comprehensive income” should be offset against the carrying value of the investment at the time significant influence is lost. At that time, an investor would reduce its investment account, to no less than zero, with any balance remaining reflected in income. The guidance in this FSP is required to be applied to the first reporting period beginning after July 12, 2005. This FSP did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB issued a FSP interpreting SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Specifically, the FASB issued FSP FAS No. 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable.” This FSP addresses whether freestanding warrants and other similar instruments on shares that are redeemable (puttable or mandatorily redeemable) are subject to the requirements in SFAS No. 150, regardless of the timing of the redemption feature or the redemption price. The guidance in this FSP is required to be applied to the first reporting period beginning after June 30, 2005. If the guidance in the FSP results in changes to previously reported information, a cumulative effect adjustment would be required. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 2, 2006. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation clarifies the term of conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service - the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No.123R also requires the benefits of excess tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as operating cash flow as is currently required. As such, in the periods after adoption, this requirement of SFAS No. 123R will reduce net operating cash flows and increase net financing cash flow. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the effective date of SFAS No. 123R. Accordingly, the Company adopted SFAS No. 123R on January 2, 2006. The potential impact of adopting SFAS 123R on results of operations and earnings per share for fiscal 2006 is dependent on several factors, including the number of options granted in fiscal 2006, and the fair value of those options which will be determined at the date of grant. The company is in the process of finalizing the impact of this standard on its consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP FAS No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the AJCA to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The AJCA provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated. As described below in the footnote entitled “Taxes on Income,” during the year ended January 1, 2006, the Company repatriated $35.9 million of such foreign earnings. Consequently, the Company has recorded a provision for taxes on such foreign earnings of approximately $3.4 million in 2005 related to such repatriation.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have a material effect on its consolidated financial statements.

RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 1, 2006 and January 2, 2005, the allowance for bad debts amounted to approximately $6.2 million and $6.1 million, respectively, for all accounts receivable of the Company. Reserves for sales returns and allowances amounted to $2.7 million and $2.8 million as of January 1, 2006 and January 2, 2005, respectively.

Balances billed but not paid by the customers under retainage provisions in the Company’s performance contracts related to the discontinued operations of the Re:Source dealer businesses amounted to $0.6 million and $4.0  million as of the years ended January 1, 2006 and January 2, 2005, respectively, and generally are paid within one year. Amounts representing the recognized sales value of performance contracts, which were not billed or billable, were $2.0 million and $2.8 million as of January 1, 2006 and January 2, 2005, respectively. These amounts exclude sales value of $0.7 million and $5.9 million as of January 1, 2006 and January 2, 2005, respectively, related to the discontinued operations of the Re:Source dealer businesses. Billings are made periodically, usually weekly or monthly, and are based on terms defined in the contracts that govern the related arrangement and are usually determined based on the extent of progress of the related job.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company previously, through a wholly owned subsidiary, Interface Securitization Corporation (“ISC”), had in place an accounts receivable securitization program that provided funding from the sale of trade accounts receivable generated by certain of its operating subsidiaries. During 2003 the Company received $41.2 million from ISC. During the same time period the Company transferred $71.2 million to ISC. The amendment and restatement of the Company’s revolving credit facility in June 2003 replaced and superseded its accounts receivable securitization program. Consequently, at the closing of the amendment and restatement, the balance outstanding under the securitization facility, which was $26.2 million, was paid off with borrowings under the revolving credit facility, and therefore that debt became reflected on the Company’s balance sheet. Accordingly, no funds were transferred between the Company and ISC in 2004 or 2005.

INVENTORIES

Inventories are summarized as follows:

	2005	2004
	(in thousands)
Finished goods	$71,893	$81,962
Work-in-process	16,792	14,022
Raw materials	41,524	41,634

	$130,209	$137,618

Reserves for inventory obsolescence amounted to $12.0 million and $10.5 million as of January 1, 2006 and January 2, 2005, respectively, and have been netted against amounts presented above.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	2005	2004
	(in thousands)
Land	$7,111	$7,392
Buildings	117,810	117,827
Equipment	403,269	406,615

	528,190	531,834
Accumulated depreciation	(342,547)	(337,132)

	$185,643	$194,702

 The estimated cost to complete construction-in-progress for which the Company was committed at January 1, 2006 was approximately $10.5 million.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2005	2004
	(in thousands)
Compensation	$34,864	$28,920
Interest	16,732	16,331
Restructuring	271	2,863
Taxes	13,356	19,310
Other	20,358	19,432

	$85,581	$86,856

Other non-current liabilities include minimum pension liability of $27.8 million and $33.8 million as of January 1, 2006 and January 2, 2005, respectively (see the discussion in the below footnote entitled “Employee Benefit Plans”).

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

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
The Facility contains certain financial covenants (including a senior secured debt coverage ratio test and a fixed charge coverage ratio test) that become effective in the event that the Company’s excess availability for domestic loans falls below $20 million (excluding a specified reserve against the domestic borrowing base). In such event, the Company must comply with the financial covenants for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

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

On September 30, 2005 the Company again amended the Facility to allow certain foreign subsidiaries to incur a limited amount of indebtedness and liens against property without using the general “catch-all” baskets contained in such covenants.

On February 21, 2006, the Company again amended the Facility. This amendment modified the definition of “Financial Covenant Effective Date” to remove language that caused certain financial covenants to become effective in the event excess availability for U.K. loans falls below $3 million.

As of January 1, 2006, the Company had no borrowings outstanding under the domestic portion of its facility, $5.1 million outstanding borrowings under its Multicurrency Loan Facility, which was reported in current liabilities in the accompanying consolidated financial statements, and $15.2 million outstanding in letters of credit. As of January 1, 2006 the Company could have incurred $79.8 million of additional borrowings under the Facility.

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

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of the Company’s domestic subsidiaries. Prior to February 1, 2007, the Company may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109.5% of their principal amount, plus accrued interest, with the cash proceeds from certain kinds of equity offerings. In addition, the notes will become redeemable for cash after February 1, 2009 at the Company’s option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on February 1, 2012, plus accrued interest thereon to the date fixed for redemption. As of both January 1, 2006 and January 2, 2005, the Company had outstanding $135 million of 9.5% Senior Subordinated Notes due 2014. At January 1, 2006 and January 2, 2005, the estimated fair value these notes, based on then current market prices, was approximately $133.7 million and $147.5 million, respectively.

10.375% Senior Notes

On January 17, 2002, the Company completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1 and August 1 beginning August 1, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility.

The notes are guaranteed, jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. As of both January 1, 2006 and January 2, 2005, the Company had outstanding $175 million in 10.375% Senior Notes. At January 1, 2006 and January 2, 2005, the estimated fair value of these notes based on then current market prices was approximately $189.0 million and $201.3 million, respectively.

7.3% Senior Notes

As of January 1, 2006 and January 2, 2005, the Company had outstanding $148 million and $150 million in 7.3% Senior Notes due 2008, respectively. Interest is payable semi-annually on April 1 and October 1 beginning on October 1, 1998.

The notes are unsecured and are guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries. The notes are redeemable, in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or (ii) the sum of the present value of the remaining scheduled payments, discounted on a semi-annual basis at the treasury rate plus 50 basis points, plus, in the case of each of (i) and (ii) above, accrued interest to the date of redemption. At January 1, 2006 and January 2, 2005, the estimated fair value of these notes based on then current market prices was approximately $ 151.5 million and $153.4 million, respectively.

Lines of Credit

Subsidiaries of the Company have an aggregate of $15.6 million of lines of credit available at interest rates ranging from 1.0% to 7.5%. As of January 1, 2006 and January 2, 2005, $1.5 million and zero, respectively, was outstanding under the lines of credit.

Borrowing Costs

Borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, were $7.7 million and $10.0 million as of January 1, 2006 and January 2, 2005, respectively. The Company amortizes these costs over the life of the related debt; expense related to such costs for the years ended 2005, 2004, and 2003 amounted to $2.3 million, $3.6 million, and $2.4 million, respectively.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities

The aggregate maturities of borrowings for each of the five years subsequent to January 1, 2006, are as follows:

FISCAL YEAR	AMOUNT
(in thousands)
2006	$6,513
2007	--
2008	148,000
2009	--
2010	175,000
Thereafter	135,000
$464,513

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

As a result, and based upon the cost estimates provided by the environmental consultants, the Company now believes that the estimated range of the net present value of reasonably predictable costs of groundwater monitoring and other remedial actions at Chatham and the wastewater treatment facility is between $4.0 million and $5.0 million. As of December 30, 2001, the Company had accrued approximately $9.0 million, which at that time represented the best estimate available of the net present value of the costs of remedial actions discounted at 6%. In light of the developments described above and continued remediation efforts, the accrual has been reduced to $2.0 million and $2.1 million as of Januray 1, 2006 and January 2, 2005, respectively. The reductions of the accrual recorded in 2004 were reductions of “other expense” in the Statement of Operations for the year ended January 2, 2005, as there was no goodwill associated with the Chatham acquisition.

Actual costs related to groundwater monitoring and other remedial actions at Chatham incurred during 2005, 2004 and 2003 were approximately $0.1 million, $0.1 million, and $0.1 million, respectively, with an aggregate amount of $2.4 million since the acquisition. Actual costs incurred will depend upon numerous factors, including (i) the actual method and results of the remedial actions; (ii) the outcome of negotiations with regulatory authorities and other interested parties; (iii) changes in environmental laws and regulations; (iv) technological developments and advancements; and (v) the years of remedial activity required. Based on the information currently available, the Company does not expect that any unrecorded liability related to the above matters would materially affect the consolidated financial position or results of operations of the Company. Environmental accruals are routinely reviewed as events and developments warrant and are subjected to a comprehensive annual review.

PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value Preferred Stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. As of January 1, 2006 and January 2, 2005 there were no shares of preferred stock issued.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company.

Preferred Share Purchase Rights

The Company has previously issued one purchase right (a “Right”) in respect of each outstanding share of Common Stock. Each Right entitles the registered holder of the Common Stock to purchase from the Company one two-hundredth of a share (a “Unit”) of Series B Participating Cumulative Preferred Stock (the “Series B Preferred Stock”).

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

SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 80 million shares of $0.10 par value Class A Common Stock and 40 million shares of $0.10 par value Class B Common Stock. Class A and Class B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. Under the terms of the Class B Common Stock, its special voting rights to elect a majority of the Board members would terminate irrevocably if the total outstanding shares of Class B Common Stock ever comprises less than ten percent of the Company’s total issued and outstanding shares of Class A and Class B Common Stock. On January 1, 2006, the outstanding Class B shares constituted approximately 13.2% of the total outstanding shares of Class A and Class B Common Stock. The Company’s Class A Common Stock is traded in the over-the-counter market under the symbol IFSIA and is quoted on Nasdaq. The Company’s Class B Common Stock is not publicly traded. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Both classes of Common Stock share in dividends available to common shareholders. There were no dividends paid in 2005, 2004 and 2003.

The declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by its Board at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its primary revolving credit facility, which restrict the payment of cash dividends on its Common Stock unless the Company meets a financial performance test, and in the indentures for its public indebtedness, which specify conditions as to when any dividend payments may be made. The Company has not paid a dividend since 2002, but may resume its dividend payments in the future if its Board determines that a resumption of dividend payments is proper in light of the factors indicated above.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All treasury stock is accounted for using the cost method.

The following tables show changes in common shareholders’ equity.

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	MINIMUM PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED GAIN ON FAIR VALUE HEDGES
	(in thousands)

Balance, at December 29, 2002	43,721	$4,372	7,477	$748	$221,751	$85,976	$(25,953)	$(65,877)	$3,154
Net loss	--	--	--	--	--	(33,257)	--	--	--
Conversion of common stock	199	20	(199)	(20)	--	--	--	--	--
Stock issuances under employee plans	55	6	--	--	235	--	--	--	--
Other issuances of common stock	--	--	180	18	470	--	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(488)	--	--	--	--
Forfeitures and compensation expense related to restricted stock awards	85	8	(167)	(17)	1,016	--	--	--	--
Minimum pension liability adjustment	--	--	--	--	--	--	(9,104)	--	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	38,829	--
Unrealized gain on Hedges	--	--	--	--	--	--	--	--	(3,154)

Balance, at December 28, 2003	44,060	$4,406	7,291	$729	$222,984	$52,719	$(35,057)	$(27,048)	$--

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	MINIMUM PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT

Balance, at December 28, 2003	44,060	$4,406	7,291	$729	$222,984	$52,719	$(35,057)	$(27,048)
Net loss	--	--	--	--	--	(55,402)	--	--
Conversion of common stock	588	58	(588)	(58)	--	--	--	--
Stock issuances under employee plans	862	86	--	--	4,356	--	--	--
Other issuances of common stock	--	--	207	22	1,123	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(1,144)	--	--	--
Forfeitures and compensation expense related to restricted stock awards	--	--	--	--	1,426	--	--	--
Tax benefit from exercise of stock options	--	--	--	--	487	--	--	--
Tax benefit from vesting of restricted stock	--	--	--	--	150	--	--	--
Minimum pension liability adjustment	--	--	--	--	--	--	1,289	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	23,052
Balance, at January 2, 2005	45,510	$4,550	6,910	$693	$229,382	$(2,683)	$(33,768)	$(3,996)

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	MINIMUM PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT

Balance, at January 2, 2005	45,510	$4,550	6,910	$693	$229,382	$(2,683)	$(33,768)	$(3,996)
Net income (loss)	--	--	--	--	--	1,240	--	--
Conversion of common stock	280	28	(280)	(28)	--	--	--	--
Stock issuances under employee plans	541	53	--	--	2,903	--	--	--
Other issuances of common stock	--	--	386	38	3,078	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(3,114)	--	--	--
Forfeitures and compensation expense related to restricted stock awards	--	--	--	--	1,747	--	--	--
Tax benefit from exercise of stock options	--	--	--	--	304	--	--	--
Tax benefit from vesting of restricted stock	--	--	--	--	14	--	--	--
Minimum pension liability adjustment	--	--	--	--	--	--	5,986	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	(34,351)
Balance, at January 1, 2006	46,331	$4,631	7,016	$703	$234,314	$(1,443)	$(27,782)	$(38,347)

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

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize stock option activity under the Omnibus Plan and predecessor plans:

	WEIGHTED AVERAGE	WEIGHTED AVERAGE
	NUMBER OF SHARES	EXERCISE PRICE
Outstanding at December 29, 2002	4,160,000	$ 6.25
Granted	684,000	2.90
Exercised	(55,000)	4.38
Forfeited or canceled	(338,000)	6.88

Outstanding at December 28, 2003	4,451,000	$ 5.71
Granted	563,000	5.79
Exercised	(862,000)	5.15
Forfeited or canceled	(636,000)	6.40

Outstanding at January 2, 2005	3,516,000	$ 5.73
Granted	35,000	6.26
Exercised	(538,000)	5.48
Forfeited or canceled	(88,000)	5.14

Outstanding at January 1, 2006	2,925,000	$ 5.81

As of January 1, 2006, the number of shares authorized for issuance under the Omnibus Plan that were not the subject of then-outstanding option grants was 807,100.

Additional information relating to the Company’s existing employee stock options is as follows:

OPTIONS EXERCISABLE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

January 1, 2006	2,408,000	$6.07
January 2, 2005	2,529,000	$6.12
December 28, 2003	2,615,000	$6.33

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 1, 2006	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at January 1, 2006	Weighted Average Exercise Price
$ 2.64-3.92	432,000	6.00	$2.86	210,000	$2.97
4.00-6.00	1,470,000	4.50	5.01	1,256,000	4.97
6.02-9.00	830,000	4.25	7.79	749,000	7.80
9.31-19.13	193,000	1.20	9.86	193,000	9.86

	2,925,000	4.43	$5.81	2,408,000	$6.07

Restricted Stock Awards

During fiscal years 2005, 2004, and 2003 restricted stock awards were granted for 386,000, 207,000, and 180,000 shares, respectively, of Class B Common Stock. These shares vest with respect to each employee over a five-year period from the date of grant for 2004 and 2005 awards, over a seven-year period from the date of grant for the 2002 and 2003 awards, and over a nine-year period from the date of grant for awards prior to 2002, provided the individual remains in the employment of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without “cause.” Compensation expense relating to these grants was approximately $1.7 million $1.4 million and $1.0 million during 2005, 2004, and 2003, respectively. During 2005, 2004 and 2003, shares were issued and, as a result, unamortized stock compensation for the value of the awards was recorded as a reduction to additional paid-in capital. As a result of the Company meeting certain share performance criteria, 13,500, 129,260, and zero shares vested in 2005, 2004, and 2003, respectively. At January 1, 2006 and January 2, 2005, restricted stock awards for 1,471,221 and 1,098,486 shares of Class B Common Stock remained outstanding, respectively.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 1, 2006, January 2, 2005 and December 28, 2003, forfeitures of restricted stock were 9,000, zero, and 82,000 shares, respectively.

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

Basic income (loss) per share has been computed based upon 51,551,000, 50,682,000, and 50,282,000, weighted average shares outstanding for the years 2005, 2004, and 2003, respectively. Diluted income (loss) per share has been computed based upon 52,895,000, 52,171,000, and 50,282,000 shares outstanding for the years 2005, 2004, and 2003, respectively. For 2003, potentially dilutive securities (consisting of options and restricted stock awards) were not considered in the calculation of diluted loss per share, as their impact would be antidilutive.

	FISCAL YEAR ENDED
	2005	2004	2003
	(in thousands, except per share data)
Basic and diluted income (loss) available to shareholders (numerator):
Income (loss) from continuing operations	$17,966	$6,440	$(8,012)
Loss from discontinued operations	(14,791)	(58,815)	(16,420)
Loss on disposal of discontinued operations	(1,935)	(3,027)	(8,825)

Net Income (loss)	$1,240	$(55,402)	$(33,257)

Shares (denominator):
Weighted average shares outstanding	51,551	50,682	50,282
Dilutive securities:
Options and awards	1,344	1,489	--

Total assuming conversion	52,895	52,171	50,282

Income (loss) per share - basic:
Income (loss) from continuing operations	$0.35	$0.13	$(0.16)
Loss from discontinued operations	(0.29)	(1.16)	(0.32)
Loss on sale of discontinued operations	(0.04)	(0.06)	(0.18)

Net Income (loss)	$0.02	$(1.09)	$(0.66)

Income (loss) per share - diluted:
Income (loss) from continuing operations	$0.34	$0.12	$(0.16)
Loss from discontinued operations	(0.28)	(1.12)	(0.32)
Loss on sale of discontinued operations	(0.04)	(0.06)	(0.18)
Cumulative effect of accounting change	--	--	--

Net Income (loss)	$0.02	$(1.06)	$(0.66)

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

United States

Sluggish economic conditions caused a decline in demand for fabrics, floorcovering and related services. In order to better match the Company’s cost structure to the expected revenue base, the Company consolidated three fabrics manufacturing plants, closed vacated facilities and made other head-count reductions. A charge of approximately $13.2 million was recorded representing the relocation of equipment, the reduction of carrying value of certain property and equipment, product rationalization and other costs to consolidate these operations. Additionally, the Company recorded approximately $1.7 million of termination benefits associated with the facility closures and other head-count reductions. The Company incurred additional pre-tax charges of $6.2 million during 2003 to complete the 2002 restructuring initiatives in the United States, consisting primarily of cash expenditures for further staff reductions and facilities consolidation costs. There were no restructuring charges in 2005 or 2004.

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

A summary of the restructuring activities is presented below:

	U.S.	EUROPE	AUSTRALIA	TOTAL
	(in thousands)
Facilities consolidation	$ 8,966	$ 4,541	$ --	$ 13,507
Workforce reduction	1,704	3,636	315	5,655
Product rationalization	1,301	--	--	1,301
Other impaired assets	2,888	--	98	2,986
Discontinued Re:Source dealer businesses	(973)	--	--	(973)

	$13,886	$ 8,177	$ 413	$ 22,476

The restructuring charge recorded in 2002 was comprised of $10.6 million of cash expenditures for severance benefits and other costs, and $12.8 million of non-cash charges, primarily for the write-down of carrying value and disposal of certain assets.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table displays the activity within the accrued restructuring liability for the period ended January 1, 2006:

   Termination Benefits

	U.S.	EUROPE	AUSTRALIA	TOTAL
		(in thousands)
Balance, at December 28, 2003	$1,698	$--	$--	$1,698
Cash payments	(1,698)	--	--	(1,698)

Balance, at January 2, 2005 and January 1, 2006	$--	$--	$--	$--

Other Costs To Exit Activities

	U.S.	EUROPE	AUSTRALIA	TOTAL
Balance, at December 28, 2003	$1,059	$2,926	$--	$3,985
Costs incurred	(312)	(810)	--	(1,122)

Balance, at January 2, 2005	747	2,116	--	2,863
Costs incurred	(615)	(1,977)	--	(2,592)
Balance at January 1, 2006	$132	$139	$--	$271

TAXES ON INCOME

Provisions for federal, foreign, and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR ENDED
	2005	2004	2003
	(IN THOUSANDS)
Current expense/(benefit):
Federal	$2,079	$--	$(2,431)
Foreign	13,081	9,032	(2,113)
State	706	134	131

	15,866	9,166	(4,413)
Deferred expense/(benefit):
Federal	(10,972)	(16,147)	(18,535)
Foreign	4,225	1,833	9,370
State	575	6,519	(4,355)

	(6,172)	(7,795)	(13,520)

	$9,694	$1,371	$(17,933)

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) is included in the accompanying consolidated statement of operations as follows:

	FISCAL YEAR ENDED
	2005	2004	2003
	(IN THOUSANDS)

Continuing operations	$17,561	$4,044	$(4,600)
Loss from discontinued operations	(7,925)	(4,373)	(8,719)
Loss on disposal of discontinued operations	58	1,700	(4,614)

	$9,694	$1,371	$(17,933)

Income (loss) from continuing operations before taxes on income consisted of the following:

	FISCAL YEAR ENDED
	2005	2004	2003
	(IN THOUSANDS)

U.S. operations	$(9,259)	$(19,612)	$(32,313)
Foreign operations	44,786	30,096	19,701

	$35,527	$10,484	$(12,612)

Deferred income taxes for the years ended January 1, 2006 and January 2, 2005 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At January 1, 2006, the Company had approximately $130 million in federal net operating loss carryforwards with expiration dates through 2025. The Company’s foreign subsidiaries have approximately $13.9 million in net operating losses available for an unlimited carryforward period. The Company expects to utilize all of its federal and foreign carryforwards prior to their expiration. The Company has approximately $121 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2025. The Company has provided a valuation allowance against $23.4 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $172 million in state net operating loss carryforwards relating to discontinued operations for which a valuation allowance has been provided against.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2005		2004
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(IN THOUSANDS)

Basis differences of property and equipment	$--	$14,766	$--	$18,589
Basis difference of intangible assets	--	4,420	--	4,494
Foreign currency loss	--	3,134	--	3,835
Net operating loss carryforwards, net of valuation allowances	54,084	--	47,219	--
Deferred compensation	8,821	--	7,285	--
Nondeductible reserves and accruals	3,397	--	5,049	--
Pensions	6,179	--	9,682	--
Other differences in basis of assets and liabilities	--	112	2,897	--

	$72,481	$22,432	$72,132	$26,918

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are included in the accompanying balance sheet as follows:

	FISCAL YEAR ENDED
	2005	2004
	(IN THOUSANDS)
Deferred income taxes (current asset)	$ 4,540	$ 4,556
Other (non-current asset)	69,043	67,448
Deferred income taxes (non-current liabilities)	(23,534)	(26,790)
	$ 50,049	$ 45,214

Management believes, based on the Company’s history of operating expenses and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at January 1, 2006.

The Company’s effective tax rate differs from the U.S. federal statutory rate. The following summary reconciles taxes at the U.S. federal statutory rate with the effective rates:

	FISCAL YEAR ENDED
	2005	2004	2003
Taxes on income (benefit) at U.S. federal statutory rate	35.0%	35.0%	(35.0)%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	(0.7)	(5.9)	(8.6)
Non-deductible business expenses	1.3	3.7	2.4
Foreign and U.S. tax effects attributable to foreign operations	2.6	4.8	3.0
America Jobs Creation Act - Repatriation, including state taxes	9.6	--	--
Valuation Allowance - State NOL	2.6	--	--
Other	(1.0)	1.0	1.7

Taxes on income (benefit) at effective rates	49.4%	38.6%	(36.5)%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $57 million at January 1, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $2.7 million would be payable upon remittance of all previously unremitted earnings at January 1, 2006.

The American Jobs Creation Act of 2004 (the “Act”) was enacted into law in October 2004. The Act provides for a one-time dividend received deduction of 85%, in excess of the base-period amount, for qualifying foreign earnings repatriated from controlled foreign corporations. In the second quarter of 2005, the Company repatriated approximately $10.5 million in previously unremitted foreign earnings and recorded a provision for taxes on such previously unremitted foreign earnings of approximately $1.6 million. During the fourth quarter of 2005, the Company repatriated approximately $25.4 million in previously unremitted foreign earnings and recorded a provision for taxes on such previously unremitted foreign earnings of approximately $1.8 million.

DISCONTINUED OPERATIONS

Re:Source Dealer Businesses

During 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses, and in the third quarter 2004 the Company began to dispose of several of the dealer subsidiaries. Therefore, the results for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management has also decided to exit, were reported as discontinued operations. In connection with this action, the Company also recorded write-downs for the impairment of assets of $3.5 million in 2005 and for the impairment of assets and goodwill of $17.5 million and $29.0 million, respectively, in September 2004.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At January 1, 2006, the Company had sold nine dealer businesses (eight of which were sold to the respective general managers of those businesses) and had closed six others. The cash proceeds from the sales were $7.5 million. The Company also received promissory notes in an aggregate amount of $2.2 million at interest rates ranging from prime to 12% and with maturities ranging from one to three years. The Company recorded after tax losses of $1.9 million and $3.0 million in 2005 and 2004, respectively related to Re:Source dealer business dispositions.

Summary operating results for the Re:Source dealer businesses are as follows:
	FISCAL YEAR ENDED
	2005	2004	2003
	(in thousands)
Net sales	$30,916	$138,954	$157,015
Income (loss) on operations before taxes on income (benefit)	(22,304)	(18,022)	(16,013)
Taxes on income (benefit)	(8,098)	(5,772)	(3,463)
Income (loss) on operations, net of tax	(15,137)	(12,250)	(12,550)
Impairment loss, net of tax	(3,466)	(46,565)	--
Loss on disposal, net of tax	(1,935)	(3,027)	--

Assets and liabilities, including reserves, related to Re:Source dealer businesses that were held for sale consist of the following:

	FISCAL YEAR ENDED
	2005	2004
	(in thousands)
Current assets	$ 2,279	$ 37,918
Property and equipment	898	1,921
Other assets	2,349	2,949

Current liabilities	4,162	4,359
Other liabilities	52	1,031

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

Summary operating results for the U.S. raised/access flooring business is as follows:

	FISCAL YEAR ENDED
	2005	2004	2003
	(in thousands)
Net sales	$--	$--	$13,631
Income (loss) on operations before taxes on income (benefit)	--	--	(6,181)
Taxes on income (benefit)	--	--	(2,311)
Income (loss) on operations, net of tax	--	--	(3,870)
Impairment loss, net of tax	--	--	--
Loss on disposal, net of tax	--	--	(8,825)

There were no assets or liabilities related to the U.S. raised/access flooring business as of January 1, 2006 and January 2, 2005 held for sale.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2005, the Company (through its wholly-owned Australian subsidiary) entered into foreign currency forward contracts to hedge future purchases of raw materials for fourteen months commencing in November 2005, with a monthly notional value of $0.5 million. These forward contracts will be outstanding for one month and will be renewed monthly for the next fourteen months. The contracts will be in Australian dollars to hedge the risk against fluctuation in U.S. dollars. The company does not use hedge accounting for these instruments. For the year ended January 1, 2006, the settlements of these instruments resulted in a gain of $0.1 million, which has been included in the consolidated statement of operations.

COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At January 1, 2006, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(in thousands)
2006	$23,479
2007	18,259
2008	14,343
2009	10,059
2010	8,373
Thereafter	18,843

$93,356

The totals above exclude minimum lease payments of $0.4 million, $0.3 million, $0.2 million, $0.1 million and $0.1 million in 2006, 2007, 2008, 2009 and 2010, respectively, related to the discontinued operations of the Re:Source dealer business. The totals above also exclude minimum lease payments of $0.6 million in each of years 2006-2010, related to the discontinued operations of the U.S. raised/access flooring business.

Rental expense amounted to approximately $25.0 million, $24.9 million, and $23.9 million, for the years ended 2005, 2004, and 2003, respectively. This excludes rental expenses of approximately $2.0 million, $4.6 million, and $4.7 million for 2005, 2004, and 2003, respectively, related to the discontinued operations of Re:Source dealers businesses, and excludes rental expenses of approximately $0.6 million, $0.6 million, and $0.6 million for 2005, 2004, and 2003, respectively, related to the discontinued operations of the U.S. raised/access flooring business.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $1.7 million, $1.5 million, and $1.5 million for the years ended 2005, 2004, and 2003, respectively, for continuing operations. These totals exclude $0.1 million, $0.4 million, and $0.4 million of matching contributions for the years ended 2005, 2004 and 2003, respectively, related to the discontinued Re:Source dealer businesses. No discretionary contributions were made in 2005, 2004 or 2003.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the Rabbi Trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $6.4 million which was invested in cash and marketable securities at January 1, 2006.

The Company has trusteed defined benefit retirement plans (“Plans”), which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $4.8 million, $6.4 million, and $6.2 million, for the years ended 2005, 2004, and 2003, respectively. Plan assets are primarily invested in equity and fixed income securities. The Company uses a measurement date of December 31 for the Plans.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with SFAS No. 132, as revised.

	FISCAL YEAR ENDED
	2005	2004
	(in thousands)

Change in benefit obligation
Benefit obligation, beginning of year	$214,484	$187,435
Service cost	2,540	2,531
Interest cost	10,089	10,042
Benefits paid	(6,175)	(6,618)
Actuarial loss	10,012	3,010
Member contributions	791	767
Currency translation adjustment	(25,079)	17,317

Benefit obligation, end of year	$206,662	$214,484

Change in plan assets
Plan assets, beginning of year	$169,612	$137,569
Actual return on assets	23,188	13,804
Company contributions	10,665	10,299
Member contributions	542	1,122
Benefits paid	(6,175)	(6,618)
Currency translation adjustment	(20,833)	13,436

Plan assets, end of year	$176,999	$169,612

Reconciliation to balance sheet
Funded status	$(29,663)	$(44,872)
Unrecognized actuarial loss	48,046	60,233
Unrecognized prior service cost	384	19
Unrecognized transition adjustment	50	242

Net amount recognized	$18,817	$15,622
Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$18,817	$15,622
Accrued benefit liability	(27,763)	(33,768)
Accumulated other comprehensive income	27,763	33,768

Net amount recognized	$18,817	$15,622

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected benefit obligation for the Company’s foreign defined benefit plans exceeded the fair value of the plans’ assets at January 1, 2006 and January 2, 2005, as reflected in the table above. The accumulated benefit obligations were $203.8 million and $208.7 million as of January 1, 2006 and January 2, 2005, respectively.

	FISCAL YEAR ENDED
	2005	2004	2003
	(in thousands)
Components of net periodic benefit cost
Service cost	$2,540	$2,531	$2,076
Interest cost	10,089	10,042	8,423
Expected return on plan assets	(10,457)	(11,638)	(5,963)
Amortization of prior service cost	168	48	42
Recognized net actuarial (gains)/losses	2,499	5,542	1,824
Amortization of transition asset	--	(168)	(153)

Net periodic benefit cost	$4,839	$6,357	$6,249

	FISCAL YEAR ENDED
	2005	2004	2003
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.0%	5.2%	5.1%
Expected return on plan assets	6.4%	6.6%	6.6%
Rate of compensation	3.2%	2.9%	4.1%

Weighted average assumptions used to determine benefit obligations	4.5%	5.1%	5.2%
Discount rate	3.1%	2.8%	3.7%
Rate of compensation

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

The Company’s foreign defined benefit plans’ accumulated benefit obligations were in excess of the fair value of the plans’ assets. The projected benefit obligations, accumulated benefit obligations and fair value of these plan assets are as follows (in thousands):

	FISCAL YEAR ENDED
	2005	2004
	(in thousands)
Projected benefit obligation	$ 206,662	$ 214,484
Accumulated benefit obligations	203,807	208,684
Fair value of plan assets	176,999	169,612

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s actual weighted average asset allocations for 2005 and 2004, and the targeted asset allocation for 2006 of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR ENDED
	2006	2005	2004
	Target Allocation	Percentage of Plan Assets at Year End

Asset Category:

Equity Securities	70-74%	72%	71%
Debt Securities	20-23	22	22
Real Estate	--	--	--
Other	3-7	6	7

	100%	100%	100%

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The Plans’ net assets did not include the Company’s own stock at January 1, 2006 and January 2, 2005.

During 2006, the Company expects to contribute $6.5 million to the plan trust and $5.8 million in the form of direct benefit payments for its foreign defined benefit plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR ENDED	EXPECTED PAYMENTS
(in thousands)

2006	$5,856
2007	6,147
2008	6,485
2009	6,776
2010	6,983
2011-2015	$37,515

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

	FISCAL YEAR ENDED
	2005	2004
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$13,909	$12,953
Service cost	221	182
Interest cost	802	754
Benefits paid	(343)	(566)
Actuarial loss	1,027	586

Benefit obligation, end of year	$15,616	$13,909

The accumulated benefit obligation related to the SCP was $13.4 million and $12.1 million as of January 1, 2005 and January 2, 2005, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets.

	2005	2004	2003
	(in thousands, except for weighted average assumptions)
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.8%	6.0%	6.8%
Rate of compensation	4.0%	4.0%	4.0%
Weighted average assumptions used to determine benefit obligations
Discount rate	5.5%	5.8%	6.8%
Rate of compensation	4.0%	4.0%	4.0%
Components of net periodic benefit cost
Service cost	$ 221	$ 182	$ 248
Interest cost	802	754	670
Amortization of transition obligation	546	565	401

Net periodic benefit cost	$ 1,569	$ 1,501	$ 1,319

During 2006, the Company expects to contribute $0.3 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR ENDED	EXPECTED PAYMENTS
(in thousands)
2006	$343
2007	545
2008	1,031
2009	1,031
20010	1,031
2011-2015	5,743

SEGMENT INFORMATION

Based on the quantitative thresholds specified in SFAS No. 131, the Company has determined that it has four reportable segments: (1) the Modular Carpet segment, which includes its Interface, Heuga, and InterfaceFLOR modular carpet businesses and includes its Intersept antimicrobial sales and licensing program, (2) the Bentley Prince Street segment, which includes its Bentley and Prince Street broadloom, modular carpet and area rug businesses, (3) the Fabrics Group segment, which includes all of its fabrics businesses worldwide, and (4) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products. The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provided carpet installation and maintenance services in the United States, is now reported as discontinued operations in the accompanying consolidated statements of operations.

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

SEGMENT DISCLOSURES

Summary information by segment follows:

	MODULAR CARPET	BENTLEY PRINCE STREET	FABRICS GROUP	SPECIALTY PRODUCTS	TOTAL
	(in thousands)
2005
Net Sales	$646,213	$125,167	$198,842	$15,544	$985,766
Depreciation and amortization	13,644	1,708	11,007	111	26,470
Operating income	77,351	3,494	4,285	651	85,781
Total assets	425,922	113,320	209,495	3,755	752,492

2004
Net sales	$563,397	$119,058	$186,408	$12,795	$881,658
Depreciation and amortization	13,921	1,682	10,038	167	25,808
Operating income (loss)	63,888	114	824	(477)	64,349
Total assets	490,908	112,541	217,554	4,178	825,181

2003
Net sales	$473,724	$109,940	$173,539	$9,291	$766,494
Depreciation and amortization	13,600	2,309	11,218	105	27,232
Operating income (loss)	45,828	(2,370)	(9,211)	(61)	34,186
Total assets	434,523	115,505	225,355	3,406	778,789

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s total segment operating income (loss), depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	FISCAL YEAR ENDED
	2005	2004	2003
	(in thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$26,470	$25,808	$27,232
Corporate depreciation and amortization	4,985	7,528	6,909

Reported depreciation and amortization	$31,455	$33,336	$34,141

OPERATING INCOME
Total segment operating income	$85,781	$64,349	$34,186
Corporate expenses and eliminations	(3,780)	(3,607)	(2,835)

Reported operating income	$82,001	$60,742	$31,351

ASSETS
Total segment assets	$752,492	$825,181
Discontinued operations	5,526	42,788
Corporate assets and eliminations	80,972	1,829

Reported total assets	$838,990	$869,798

ENTERPRISE-WIDE DISCLOSURES

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended January 1, 2006. Sales in foreign markets in 2005, 2004, and 2003 were 43.3%, 43.8%, and 43.6% respectively. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	FISCAL YEAR ENDED
	2005	2004	2003
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$558,464	$495,836	$432,361
United Kingdom	163,607	153,936	130,646
Other foreign countries	263,695	231,886	203,487

Net sales	$985,766	$881,658	$766,494

LONG-LIVED ASSETS(2)
United States	$115,089	$119,118
United Kingdom	37,006	41,533
Netherlands	19,044	20,751
Other foreign countries	14,504	13,300

Total long-lived assets	$185,643	$194,702

(1) Revenue attributed to geographic areas is based on the location of the customer.

(2) Long-lived assets include tangible assets physically located in foreign countries.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

The following table sets forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Class A Common Stock. The prices represent the reported high and low closing sale prices.

	FISCAL YEAR ENDED 2005
	FIRST QUARTER(1)		SECOND QUARTER(1)		THIRD QUARTER	FOURTH QUARTER
	(in thousands, except share data)
Net sales	$234,715		$246,545		$243,898	$260,608
Gross profit	71,139		77,228		76,541	79,789
Income from continuing operations	2,923		3,940		5,337	5,766
Loss from discontinued operation	(4,762)		(9,763)		(216)	(50)
Loss on disposal of discontinued operations	(337)		(1,598)		--	--
Net income (loss)	(2,176)		(7,421)		5,121	5,716

Basic income (loss) per common share:
Income from continuing operations	$0.06		$0.08		$0.10	$0.11
Loss from discontinued operation	(0.09)		(0.19)		--	--
Loss on disposal of discontinued operations	(0.01)		(0.03)		--	--
Net income (loss)	(0.04)		(0.14)		0.10	0.11

Diluted income (loss) per common share:
Income from continuing operations	$0.06		$0.08		$0.10	$0.11
Loss from discontinued operation Loss on disposal of discontinued operations	(0.09 (0.01	) )	(0.19 (0.03	) )	-- --	-- --
Net income (loss)	(0.04)		(0.14)		0.10	0.11

Share prices
High	$9.99		$8.35		$10.55	$8.91
Low	6.56		5.84		8.11	7.66

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FISCAL YEAR ENDED 2004
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER(2)	FOURTH QUARTER
	(in thousands, except share data)
Net sales	$210,033	$216,213	$222,822	$232,590
Gross profit	64,821	66,858	65,524	68,158
Income (loss) from continuing operations	(286)	2,504	2,370	1,852
Loss from discontinued operation	(2,743)	(2,663)	(50,661)	(2,748)
Gain (loss) on disposal of discontinued Operations	--	--	465	(3,492)
Net loss	(3,029)	(159)	(47,826)	(4,388)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.05	$0.05	$0.04
Loss from discontinued operation	(0.05)	(0.05)	(1.01)	(0.05)
Gain (loss) on disposal of discontinued Operations	--	--	0.01	(0.07)
Net loss	(0.06)	(0.00)	(0.95)	(0.08)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.05	$0.05	$0.04
Loss from discontinued operation	(0.05)	(0.05)	(0.97)	(0.05)
Gain (loss) on disposal of discontinued operations	--	--	--	(0.07)
Net loss	(0.06)	(0.00)	(0.92)	(0.08)

Share prices
High	$8.48	$9.30	$8.40	$10.59
Low	5.83	5.98	6.96	7.42

(1)
During the first and second quarters of 2005, the company recorded write-downs for the impairment of assets of $0.5 million and $3.0 million, respectively, related to the discontinued Re:Source dealer business. These amounts are included in loss from discontinued operations (see the discussion in the above footnote entitled “Discontinued Operations”).

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

STATEMENT OF OPERATIONS FOR YEAR ENDED 2005

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$856,286	$435,217	$--	$(305,737)	$985,766
Cost of sales	698,690	288,116	--	(305,737)	681,069

Gross profit on sales	157,596	147,101	--	--	304,697
Selling, general and administrative expenses	107,342	92,578	22,776	--	222,696

Operating income (loss)	50,254	54,523	(22,776)	--	82,001

Other expense (income)
Interest expense, net	20,293	2,304	22,944	--	45,541
Other	9,816	6,286	(15,169)	--	933

Total other expense	30,109	8,590	7,775	--	46,474

Income (loss) before taxes on income and equity in income of subsidiaries	20,145	45,933	(30,551)	--	35,527
Taxes on income (benefit)	6,647	16,656	(5,742)	--	17,561
Equity in income (loss) of subsidiaries	--	--	26,049	(26,049)	--

Income (loss) from continuing operations	13,498	29,277	1,240	(26,049)	17,966

Discontinued operations, net of tax	(14,791)	--	--	--	(14,791)
Loss on disposal of discontinued operation, net of tax	(1,935)	--	--	--	(1,935)

Net income (loss)	$(3,228)	$29,277	$1,240	$(26,049)	$1,240

STATEMENT OF OPERATIONS FOR YEAR ENDED 2004

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$808,604	$386,728	$--	$(313,674)	$881,658
Cost of sales	670,307	259,664	--	(313,674)	616,297

Gross profit on sales	138,297	127,064	--	--	265,361
Selling, general and administrative expenses	95,818	86,594	22,207	--	204,619
Restructuring charge	--	--	--	--	--

Operating income (loss)	42,479	40,470	(22,207)	--	60,742

Other expense (income)
Interest expense, net	15,931	3,525	26,567	--	46,023
Other	(44)	5,371	(1,092)	--	4,235

Total other expense	15,887	8,896	25,475	--	50,258

Income (loss) before taxes on income and equity in income of subsidiaries	26,592	31,574	(47,682)	--	10,484
Taxes on income (benefit)	(796)	11,958	(7,118)	--	4,044
Equity in income (loss) of subsidiaries	--	--	(14,838)	14,838	--

Income (loss) from continuing operations	27,388	19,616	(55,402)	14,838	6,440

Discontinued operations, net of tax	(57,808)	(1,007)	--	--	(58,815)
Loss on disposal of discontinued operation, net of tax	(3,027)	--	--	--	(3,027)

Net income (loss)	$(33,447)	$18,609	$(55,402)	$14,838	$(55,402)

STATEMENT OF OPERATIONS FOR YEAR ENDED 2003

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$689,003	$325,984	$--	$(248,493)	$766,494
Cost of sales	570,069	221,675	--	(248,493)	543,251

Gross profit on sales	118,934	104,309	--	--	223,243
Selling, general and administrative expenses	89,638	74,684	21,374	--	185,696
Restructuring charge	6,196	--	--	--	6,196

Operating income (loss)	23,100	29,625	(21,374)	--	31,351

Other expense (income)
Interest expense, net	17,090	4,200	21,530	--	42,820
Other	5,006	4,671	(8,534)	--	1,143

Total other expense	22,096	8,871	12,996	--	43,963

Income (loss) before taxes on income and equity in income of subsidiaries	1,004	20,754	(34,370)	--	(12,612)
Taxes on income (benefit)	9,520	8,189	(22,309)	--	(4,600)
Equity in income (loss) of subsidiaries	--	--	(21,196)	21,196	--

Income (loss) from continuing operations	(8,516)	12,565	(33,257)	21,196	(8,012)

Discontinued operations, net of tax	(15,451)	(969)	--	--	(16,420)
Loss on disposal of discontinued operation, net of tax	(8,825)	--	--	--	(8,825)

Net income (loss)	$(32,792)	$11,596	$(33,257)	$21,196	$(33,257)

BALANCE SHEET AS OF JANUARY 1, 2006

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current
Cash	$572	$29,578	$21,162	$--	$51,312
Accounts receivable	77,086	63,302	1,020	--	141,408
Inventories	82,421	47,788	--	--	130,209
Other	7,588	7,905	5,671	--	21,164
Assets of business held for sale	4,655	871	--	--	5,526

Total current assets	172,322	149,444	27,853	--	349,619
Property and equipment, less accumulated depreciation	110,136	70,385	5,122	--	185,643
Investments in subsidiaries	194,143	88,459	159,761	(442,363)	--
Other	16,154	26,163	67,706	--	110,023
Goodwill	108,075	85,630	--	--	193,705

	$600,830	$420,081	$260,442	$(442,363)	$838,990
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$53,441	$62,869	$23,797	$--	$140,107
Long-term debt, less current maturities	--	--	458,000	--	458,000
Deferred income taxes	14,949	9,801	(1,216)	--	23,534
Other long-term liabilities	10,303	27,784	2,777	--	40,864

Total liabilities	78,693	100,454	483,358	--	662,505

Minority interests	--	4,409	--	--	4,409

Shareholders’ equity
Preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	5,335	(196,345)	5,334
Additional paid-in capital	191,411	12,525	234,314	(203,936)	234,314
Retained earnings	182,137	258,735	(458,124)	15,809	(1,443)
Foreign currency translation adjustment	(3,447)	(30,459)	(4,441)	--	(38,347)
Minimum pension liability	--	(27,782)	--	--	(27,782)

Total shareholders’ equity	522,137	315,218	(222,916)	(442,363)	172,076

	$600,830	$420,081	$260,442	$(442,363)	$838,990

BALANCE SHEET AS OF JANUARY 2, 2005

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current
Cash	$--	$23,397	$(1,233)	$--	$22,164
Accounts receivable	68,850	70,212	3,166	--	142,228
Inventories	84,151	53,467	--	--	137,618
Other	7,813	9,257	5,686	--	22,756
Assets of business held for sale	38,612	4,176	--	--	42,788

Total current assets	199,426	160,509	7,619	--	367,554
Property and equipment, less accumulated depreciation	111,774	75,479	7,449	--	194,702
Investments in subsidiaries	177,868	60,518	181,295	(419,681)	--
Other	8,438	33,475	59,716	--	101,629
Goodwill	108,075	97,838	--	--	205,913

	$605,581	$427,819	$256,079	$(419,681)	$869,798
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$54,029	$65,743	$18,940	$--	$138,712
Long-term debt, less current maturities	--	--	460,000	--	460,000
Deferred income taxes	14,899	9,601	2,290	--	26,790
Other long-term liabilities	8,998	33,518	3,471	--	45,987

Total liabilities	77,926	108,862	484,701	--	671,489

Minority interests	--	4,131	--	--	4,131

Shareholders’ equity
Preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	5,243	(196,344)	5,243
Additional paid-in capital	191,411	12,525	229,382	(203,936)	229,382
Retained earnings	185,365	229,458	(455,996)	38,490	(2,683)
Foreign currency translation adjustment	(1,157)	4,412	(7,251)	--	(3,996)
Minimum pension liability	--	(33,768)	--	--	(33,768)

Total shareholders’ equity	527,655	314,826	(228,622)	(419,681)	194,178

	$605,581	$427,819	$256,079	$(419,681)	$869,798

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2005

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Cash flows from operating activities	$20,515	$17,489	$23,297	$--	$61,301

Cash flows from investing activities:
Purchase of plant and equipment	(17,370)	(9,150)	1,042	--	(25,478)
Other	(2,405)	--	(2,688)	--	(5,093)

Cash used in investing activities	(19,775)	(9,150)	(1,646)	--	(30,571)

Cash flows from financing activities:

Net borrowings (repayments)	--	--	(2,000)	--	(2,000)
Issuance of senior notes	--	--	--	--	--
Repurchase of senior subordinated notes	--	--	--	--	--
Debt issuance cost	--	--	--	--	--
Proceeds from issuance of common stock	--	--	2,960	--	2,960
Other	478	(262)	(216)	--	--

Cash provided by (used in) financing activities	478	(262)	744	--	960

Effect of exchange rate changes on cash	(646)	(1,896)	--	--	(2,542)

Net increase (decrease) in cash	572	6,181	22,395	--	29,148
Cash, at beginning of year	--	23,397	(1,233)	--	22,164

Cash, at end of year	$572	$29,578	$21,162	$--	$51,312

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2004

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Cash flows from operating activities	$8,967	$34,465	$(33,891)	$--	$9,541

Cash flows from investing activities:
Purchase of plant and equipment	(11,309)	(4,574)	100	--	(15,783)
Other	2,547	340	5,123	--	8,010

Cash used in investing activities	(8,762)	(4,234)	5,223	--	(7,773)

Cash flows from financing activities:

Net borrowings (repayments)	(205)	(21,834)	22,039	--	--
Issuance of senior notes	--	--	135,000	--	135,000
Repurchase of senior subordinated notes	--	--	(120,000)	--	(120,000)
Debt issuance cost	--	--	(4,237)	--	(4,237)
Proceeds from issuance of common stock	--	--	4,442	--	4,442
Other	--	--	--	--	--

Cash provided by (used in) financing activities	(205)	(21,834)	37,244	--	15,205

Effect of exchange rate changes on cash	--	2,301	--	--	2,301

Net increase (decrease) in cash	--	10,698	8,576	--	19,274
Cash, at beginning of year	--	12,699	(9,809)	--	2,890

Cash, at end of year	$--	$23,397	$(1,233)	$--	$22,164

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2003

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Cash flows from operating activities	$27,087	$24,978	$(63,851)	$--	$(11,786)

Cash flows from investing activities:
Purchase of plant and equipment	(12,008)	(3,661)	(534)	--	(16,203)
Other	5,415	(586)	3,880	--	8,709

Cash used in investing activities	(6,593)	(4,247)	3,346	--	(7,494)

Cash flows from financing activities:

Net borrowings (repayments)	(13,795)	(27,006)	40,801	--	--
Issuance of senior notes	--	--	--	--	--
Repurchase of senior subordinated notes	--	--	--	--	--
Debt issuance cost	--	--	(3,367)	--	(3,367)
Proceeds from issuance of common stock	--	--	241	--	241
Cash dividends paid	--	--	182	--	182

Cash provided by (used in) financing activities	(13,795)	(27,006)	37,857	--	(2,944)

Effect of exchange rate changes on cash	--	1,557	--	--	1,557

Net increase (decrease) in cash	6,699	(4,718)	(22,648)	--	(20,667)
Cash, at beginning of year	(6,699)	17,417	12,839	--	23,557

Cash, at end of year	$--	$12,699	$(9,809)	$--	$2,890

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. as of January 1, 2006 and January 2, 2005 and the related consolidated statements of income and comprehensive loss and cash flows for each of the three years in the period ended January 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc. at January 1, 2006 and January 2, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of Interface, Inc.
Atlanta, GA

We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A of Form 10-K, that Interface, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interface, Inc. and subsidiaries as of January 1, 2006 and January 2, 2005 and the related consolidated statements of operations and comprehensive loss and cash flows for each of the three fiscal years in the period ended January 1, 2006 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
March 10, 2006

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.” Based on that assessment, management believes that, as of January 1, 2006, the Company’s internal control over financial reporting was effective based on those criteria. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 81.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions “Nomination and Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2005 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

The Company has adopted the “Interface Code of Business Conduct and Ethics,” which applies to all employees, officers and directors of the Company, including the Chief Executive Officer and Chief Financial Officer. The Code may be viewed on the Company’s website at www.interfaceinc.com. Changes to the Code will be posted on the Company’s website. Any waiver of the Code for executive officers or directors may be made only by the Company’s Board of Directors and will be disclosed to the extent required by law or Nasdaq rules on the Company’s website or in a filing on Form 8-K.

ITEM 11.   EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation and Related Items” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2005 fiscal year, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2005 fiscal year, is incorporated herein by reference.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Executive Compensation and Related Items — Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2005 fiscal year, is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Information Concerning the Company’s Accountants” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2005 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.   Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income (Loss) — years ended January 1, 2006, January 2, 2005, and December 28, 2003

Consolidated Balance Sheets — January 1, 2006 and January 2, 2005

Consolidated Statements of Cash Flows — years ended January 1, 2006, January 2, 2005, and December 28, 2003

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
Form of Indenture governing the Company’s 7.3% Senior Notes due 2008, among the Company, Certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as Trustee (the “1998 Indenture”) (included as Exhibit 4.1 to the Company’s registration statement on Form S-3/A, File No. 333-46611, previously filed with the Commission and incorporated herein by reference); Supplement No. 1 to the 1998 Indenture, dated as of December 31, 2002 (included as Exhibit 4.4 to the Company’s annual report on Form 10-K for the year ended December 29, 2002 (the “2002 10-K”), previously filed with the Commission and incorporated herein by reference); Supplement No. 2 to the 1998 Indenture, dated as of June 18, 2003 (included as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003 (the “2003 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); and Supplement No. 3 to the 1998 Indenture, dated as of January 10, 2005 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated February 15, 2005, previously filed with the Commission and incorporated herein by reference).

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
Interface, Inc. Nonqualified Savings Plan II, dated as of January 1, 2005 (included as Exhibit 4 to the Company’s registration statement on Form S-8 dated November 29, 2004, previously filed with the Commission and incorporated herein by reference); and First Amendment thereto, dated as of December 28, 2005.*

10.10	—
Fifth Amended and Restated Credit Agreement, dated as of June 17, 2003, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, Wachovia Bank, National Association, Fleet Capital Corporation and General Electric Capital Corporation (included as Exhibit 99.1 to the Company’s report on Form 8-K dated June 18, 2003, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of March 30, 2004 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 4, 2004, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto and Waiver, dated as of December 29, 2004 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated December 29, 2004, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated as of June 14, 2005 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated June 14, 2005, previously filed with the Commission and incorporated herein by reference); Fourth Amendment thereto, dated as of September 30, 2005 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated September 30, 2005, previously filed with the Commission and incorporated herein by reference); and Fifth Amendment thereto, dated as of February 21, 2006 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated February 21, 2006, previously filed with the Commission and incorporated herein by reference).

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
Interface, Inc. Key Employee Stock Option Plan (1993) (included as Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended January 3, 1993, previously filed with the Commission and incorporated herein by reference); Amendment No. 1 thereto (included as Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended January 2, 1994, previously filed with the Commission and incorporated herein by reference); and Amendment No. 2 thereto (included as Exhibit 10.5 to the Company’s annual report on Form  10--K for the year ended December 31, 1995, previously filed with the Commission and incorporated herein by reference).*

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

10.28	—
Employment Agreement of Patrick C. Lynch dated October 6, 2005 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated October 6, 2005, previously filed with the Commission and incorporated herein by reference).*

10.29	—
Change in Control Agreement of Patrick C. Lynch dated October 6, 2005 (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated October 6, 2005, previously filed with the Commission and incorporated herein by reference).*

10.30	—
Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated November 29, 2005, previously filed with the Commission and incorporated herein by reference).*

10.31	—
Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix, John R. Wells, Robert A. Coombs, Raymond S. Willoch and Michael D. Bertolucci) (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated November 29, 2005, previously filed with the Commission and incorporated herein by reference).*

10.32	—
Description of Special Incentive Program for 2007 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated December 14, 2005, previously filed with the Commission and incorporated herein by reference).*

10.33	—
Interface, Inc. Long-Term Care Insurance Plan and related Summary Plan Description (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated December 14, 2005, previously filed with the Commission and incorporated herein by reference).*

21	—	Subsidiaries of the Company.
23	—	Consent of BDO Seidman, LLP.
24	—	Power of Attorney (see signature page of this Report)

31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
32.1	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief  Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year  ended January 1, 2006.

32.2	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief  Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year  ended January 1, 2006.

__________

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Interface, Inc.
Atlanta, Georgia

The audits referred to in our report dated March 10, 2006 relating to the consolidated financial statements of Interface, Inc., which is contained in Item 8 of this Form 10-K included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein. As discussed in Note D of Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) the Company has restated certain amounts for 2004 and 2003.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
March 10, 2006

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
January 1, 2006	$6,099	$2,009	$--	$1,916	$6,192
January 2, 2005	4,965	1,421	--	287	6,099
December 28, 2003	4,200	1,807	--	1,042	4,965

(A) Includes changes in foreign currency exchange rates.

(B) Write off of bad debt.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS (B)	DEDUCTIONS (DESCRIBE) (C)	BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year ended:
January 1, 2006	$2,863	$--	$--	$2,592	$271
January 2, 2005	4,710	--	--	1,847	2,863
December 28, 2003	6,412	--	2,757	4,459	4,710

(A) Includes changes in foreign currency exchange rates.

(B) Includes a reallocation of reserves based on changes in the Company’s estimates.

(C) Cash payments.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGE TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTION (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Reserves for Sales Returns and Allowances:
Year ended:
January 1, 2006	$2,782	$3,205	$--	$3,274	$2,713
January 2, 2005	1,994	3,757	--	2,969	2,782
December 28, 2003	1,974	3,748	--	3,728	1,994

(A)	Includes changes in foreign currency exchange rates.

(B)	Represents credits issued and adjustments to reflect actual exposure.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGE TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS(DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Warranty Reserves :
Year ended:
January 1, 2006	$2,409	$1,445	$--	$1,290	$2,564
January 2, 2005	2,885	1,357	--	1,833	2,409
December 28, 2003	4,159	235	--	1,509	2,885

(A)	Includes changes in foreign currency exchange rates.

(B)	Represents costs applied against reserve and adjustments to reflect actual exposure.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGE TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Inventory Reserves :
Year ended:
January 1, 2006	$10,514	$4,193	$--	$2,696	$12,011
January 2, 2005	6,573	6,087	743	2,889	10,514
December 28, 2003	9,145	1,583	385	4,540	6,573

(A)	Includes changes in foreign currency exchange rates.

(B)	Represents costs applied against reserve and adjustments to reflect actual exposure.

(D)	Certain of the numbers in the above tables have been revised for the years ended 2004 and 2003 as a result of immaterial clerical errors.

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

Date: March 14, 2006

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

Signature	Capacity	Date

/s/ RAY C. ANDERSON	Chairman of the Board	March 14, 2006
Ray C. Anderson

/s/ DANIEL T. HENDRIX	President, Chief Executive Officer and	March 14, 2006
Daniel T. Hendrix	Director (Principal Executive Officer)

/s/ PATRICK C. LYNCH	Vice President and Chief Financial Officer	March 14, 2006
Patrick C. Lynch	(Principal Financial and Accounting Officer)

/s/ EDWARD C. CALLAWAY	Director	March 14, 2006
Edward C. Callaway

/s/ DIANNE DILLON-RIDGLEY	Director	March 14, 2006
Dianne Dillon-Ridgley

/s/ CARL I. GABLE	Director	March 14, 2006
Carl I. Gable

/s/ JUNE M. HENTON	Director	March 14, 2006
June M. Henton

/s/ CHRISTOPHER G. KENNEDY	Director	March 14, 2006
Christopher G. Kennedy

/s/ J. SMITH LANIER, II	Director	March 14, 2006
J. Smith Lanier, II

/s/ JAMES B. MILLER, JR.	Director	March 14, 2006
James B. Miller, Jr.

/s/ THOMAS R. OLIVER	Director	March 14, 2006
Thomas R. Oliver

/s/ CLARINUS C.TH. VAN ANDEL	Director	March 14, 2006
Clarinus C.Th. van Andel

EXHIBIT INDEX

Exhibit Number

10.9	First Amendment to the Interface, Inc. Nonqualified Savings Plan II, dated as of December 28, 2005.
21	Subsidiaries of the Company.
23	Consent of BDO Seidman, LLP.
24	Power of Attorney
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
32.1
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

32.2
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.