Form 10-Q
period 2006-04-02
INTERFACE INC
filed 2006-05-12
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No   ☒

Shares outstanding of each of the registrant's classes of common stock at May 3, 2006:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	47,792,734
Class B Common Stock, $.10 par value per share	6,926,589

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	APRIL 2, 2006	JANUARY 1, 2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$20,349	$51,312
Accounts Receivable, net	147,363	141,408
Inventories	150,275	130,209
Prepaid and Other Expenses	21,093	16,624
Deferred Income Taxes	4,557	4,540
Assets of Business Held for Sale	3,343	5,526
TOTAL CURRENT ASSETS	346,980	349,619

PROPERTY AND EQUIPMENT, less accumulated depreciation	186,020	185,643
DEFERRED TAX ASSET	71,605	69,043
GOODWILL	174,043	193,705
OTHER ASSETS	40,266	40,980
	$818,914	$838,990
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$60,795	$50,312
Accrued Expenses	59,750	85,581
Liabilities of Business Held for Sale	2,429	4,214
TOTAL CURRENT LIABILITIES	122,974	140,107

LONG-TERM DEBT, less current maturities	14,133	--
SENIOR NOTES	315,000	323,000
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	22,816	23,534
OTHER	40,742	40,864
TOTAL LIABILITIES	650,665	662,505

Minority Interest	4,646	4,409

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Preferred Stock	--	--
Common Stock	5,469	5,334
Additional Paid-In Capital	241,017	234,314
Retained Deficit	(18,531)	(1,443)
Foreign Currency Translation Adjustment	(36,570)	(38,347)
Minimum Pension Liability	(27,782)	(27,782)
TOTAL SHAREHOLDERS' EQUITY	163,603	172,076
	$818,914	$838,990

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	APRIL 2, 2006	APRIL 3, 2005
NET SALES	$250,634	$234,715

Cost of Sales	171,652	163,576

GROSS PROFIT ON SALES	78,982	71,139
Selling, General and Administrative Expenses	58,302	53,969
Impairment of Goodwill	20,712	--
Restructuring Charge	3,260	--
OPERATING INCOME (LOSS)	(3,292)	17,170

Interest Expense	11,232	11,578

Other Expense	528	600

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(15,052)	4,992
Income Tax Expense	2,030	2,069

Income (Loss) from Continuing Operations	(17,082)	2,923
Loss from Discontinued Operations, Net of Tax	(6)	(4,762)
Loss on Disposal of Discontinued Operations, Net of Tax	--	(337)
NET LOSS	$(17,088)	$(2,176)

Earnings (Loss) Per Share - Basic
Continuing Operations	$(0.32)	$0.06
Discontinued Operations	--	(0.09)
Loss on Disposal of Discontinued Operations	--	(0.01)
Loss Per Share - Basic	$(0.32)	$(0.04)

Earnings (Loss) Per Share - Diluted
Continuing Operations	$(0.32)	$0.06
Discontinued Operations	--	(0.09)
Loss on Disposal of Discontinued Operations	--	(0.01)
Loss Per Share - Diluted	$(0.32)	$(0.04)

Common Shares Outstanding - Basic	52,608	51,326
Common Shares Outstanding - Diluted	52,608	53,079

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 2, 2006	APRIL 3, 2005

Net Loss	$(17,088)	$(2,176)
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	1,777	(9,080)
Comprehensive Loss	$(15,311)	$(11,256)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 2, 2006	APRIL 3, 2005
OPERATING ACTIVITIES:
Net loss	$(17,088)	$(2,176)
Impairment of fixed assets, related to discontinued operations	--	468
Loss from discontinued operations	6	4,294
Loss on disposal of discontinued operations	--	337
Income (loss) from continuing operations	(17,082)	2,923
Adjustments to reconcile income (loss) to cash used in operating activities:
Impairment of goodwill	20,712	--
Restructuring charge	2,708	--
Depreciation and amortization	8,237	8,107
Deferred income taxes and other	(250)	(5,668)
Working capital changes:
Accounts receivable	(5,067)	(1,008)
Inventories	(19,810)	(16,217)
Prepaid expenses	(4,172)	(5,663)
Accounts payable and accrued expenses	(17,225)	(16)

Cash used in continuing operations	(31,949)	(17,542)
Cash provided by discontinued operations	--	6,208

CASH USED IN OPERATING ACTIVITIES:	(31,949)	(11,334)

INVESTING ACTIVITIES:
Capital expenditures	(8,567)	(3,422)
Other	(2,547)	(580)
CASH USED IN INVESTING ACTIVITIES:	(11,114)	(4,002)

FINANCING ACTIVITIES:
Net borrowing of long-term debt	14,133	16,807
Repurchase of senior notes	(8,000)	--
Proceeds from issuance of common stock	5,597	164
CASH PROVIDED BY FINANCING ACTIVITIES:	11,730	16,971

Net cash provided by (used in) operating, investing and financing activities	(31,333)	1,635
Effect of exchange rate changes on cash	370	(547)

CASH AND CASH EQUIVALENTS:
Net change during the period	(30,963)	1,088
Balance at beginning of period	51,312	22,164

Balance at end of period	$20,349	$23,252

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the "Commission") instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company's year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended January 1, 2006, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 1, 2006, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses (as well as a small Australian dealer business and a small residential fabrics business) and began to dispose of several of the dealer subsidiaries. The results of operations and related disposal costs, gains and losses for these businesses are classified as discontinued operations for all periods presented.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - INVENTORIES

Inventories are summarized as follows:

	April 2, 2006	January 1, 2006
	(In thousands)
Finished Goods	$84,318	$71,893
Work in Process	21,368	16,792
Raw Materials	44,589	41,524
	$150,275	$130,209

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. For the quarter ended April 2, 2006, outstanding options to purchase 2,024,000 shares were not included in the computation of diluted earnings per share as the company was in a net loss from continuing operations position and, thus, any potential common shares were anti-dilutive. For the quarter ended April 3, 2005, outstanding options to purchase 367,000 shares of common stock were not included in the computation of diluted earnings per share as the exercise value per share of these options was greater than the average market price of the common shares during these periods.

The following is a reconciliation from basic loss per share to diluted loss per share for the quarter ended April 3, 2005:

For the Three-Month Period Ended	Net Loss	Average Shares Outstanding	Loss Per Share
	(In thousands, except per share amounts)

April 3, 2005	$(2,176)	51,326	$(0.04)
Effect of Dilution:
Options	--	1,753	--
Diluted	$(2,176)	53,079	$(0.04)

NOTE 4 - SEGMENT INFORMATION

Based on the quantitative thresholds specified in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has four reportable segments: (1) the Modular Carpet segment, which includes its Interface, Heuga and InterfaceFLOR modular carpet businesses, and also includes the Company’s Intersept antimicrobial sales and licensing program (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses, (3) the Fabrics Group segment, which includes all of its fabrics businesses, and (4) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products. The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provided carpet installation and maintenance services in the United States, is now reported as discontinued operations in the accompanying consolidated condensed statements of operations

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2006, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of Net Sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Fabrics Group	Specialty Products	Total
	(In thousands)
Three Months Ended April 2, 2006
Net sales	$165,883	$29,100	$52,500	$3,151	$250,634
Depreciation and amortization	3,273	308	2,730	18	6,329
Operating income (loss)	20,675	513	(23,378)	43	(2,147)

	Modular Carpet	Bentley Prince Street	Fabrics Group	Specialty Products	Total
	(In thousands)
Three Months Ended April 3, 2005
Net sales	$153,527	$28,062	$48,462	$4,664	$234,715
Depreciation and amortization	3,305	396	2,996	39	6,736
Operating income (loss)	16,495	475	965	214	18,149

A reconciliation of the Company’s total segment operating income (loss), depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$6,329	$6,736
Corporate depreciation and amortization	1,908	1,371
Reported depreciation and amortization	$8,237	$8,107
OPERATING INCOME (LOSS)
Total segment operating income (loss)	$(2,147)	$18,149
Corporate expenses and other reconciling amounts	(1,145)	(979)
Reported operating income (loss)	$(3,292)	$17,170

	April 2, 2006	January 1, 2006
ASSETS	(In thousands)
Total segment assets	$725,687	$752,492
Discontinued operations	3,343	5,526
Corporate assets and eliminations	89,884	80,972
Reported total assets	$818,914	$838,990

NOTE 5 - LONG-TERM DEBT

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

As of April 2, 2006, $20.1 million in borrowings (which includes $5.9 million of short-term borrowings) at a weighted-average interest rate of approximately 8% and $14.6 million in letters of credit were outstanding under the revolving credit facility. As of April 2, 2006, the Company could have incurred $65.3 million of additional borrowings under its revolving credit facility.

As of April 2, 2006, the estimated fair values (based on then-current market prices) of the 9.5% Senior Subordinated Notes due 2014, the 10.375% Senior Notes due 2010 and the 7.3% Senior Notes due 2008 were $138.4 million, $191.6 million and $142.1 million, respectively.

NOTE 6 - STOCK-BASED COMPENSATION

 Stock Option Awards

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” This standard requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services - the requisite service period (usually the vesting period) - in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. SFAS 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its first quarter 2006 expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

 If compensation costs for the Company’s stock options had been determined based on the fair value at the grant dates for awards made prior to the implementation of SFAS 123R, under those plans and consistent with SFAS No. 123R, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands, except per share amounts)
Net loss as reported	$(17,088)	$(2,176)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(110)	(168)
Add: Recognized stock based compensation	110	--

Pro forma net loss	$(17,088)	$(2,344)

Basic loss per share as reported	$(0.32)	$(0.04)
Basic pro forma loss per share	$(0.32)	$(0.05)
Diluted loss per share as reported	$(0.32)	$(0.04)
Diluted pro forma loss per share	$(0.32)	$(0.04)

In the first quarters of fiscal years 2006 and 2005, the Company recognized stock compensation costs of $0.1 million and zero, respectively. The remaining unrecognized compensation cost related to unvested awards at April 2, 2006, approximated $0.6 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first quarter of fiscal 2006 (there were no options issued in the first quarter of 2005):

Three Months Ended April 2, 2006
Risk free interest rate	4.41%
Expected life	3.11 years
Expected volatility	60%
Expected dividend yield	0%

The weighted average grant date fair value of stock options granted during the first quarter of fiscal 2006 was $4.02.

The following table summarizes stock options outstanding as of April 2, 2006, as well as activity during the quarter then ended:

	Shares	Weighted Average Exercise Price
Outstanding at January 2, 2006	2,925,000	$5.81
Granted	55,000	$9.08
Exercised	945,000	$5.72
Forfeited or canceled	11,000	$3.13
Outstanding at April 2, 2006 (a)	2,024,000	$5.95

Exercisable at April 2, 2006 (b)	1,617,000	$6.18

(a)	At April 2, 2006, the weighted-average remaining contractual life of options outstanding was 4.5 years.
(b)	At April 2, 2006, the weighted-average remaining contractual life of options exercisable was 4.1 years.

At April 2, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $15.9 million and $12.3 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first quarters of fiscal years 2006 and 2005 are provided in the following table:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Proceeds from stock options exercised	$5,407	$163
Intrinsic value of stock options exercised	$5,913	$168

Restricted Stock Awards

During the fiscal quarters ended April 2, 2006, and April 3, 2005, the Company granted restricted stock awards for 394,000 and 386,000 shares, respectively, of Class B common stock. These awards (or a portion thereof) vest with respect to each recipient over a three to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $1.7 million and $0.5 million for the three months ended April 2, 2006, and April 3, 2005, respectively. SFAS 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its first quarter 2006 expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of April 2, 2006, and during the first quarter then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	1,471,000	$7.68
Granted	394,000	$8.64
Vested	506,000	$7.49
Forfeited or canceled	--	$--
Outstanding at April 2, 2006	1,359,000	$8.02

As of April 2, 2006, the unrecognized total compensation cost related to unvested restricted stock was $6.3 million. That cost is expected to be recognized by the end of 2010.

As stated above, SFAS 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. In prior years, the Company did not estimate the forfeitures of its restricted stock as the expense was recorded. In accordance with the standard, the Company is required to record a cumulative effect of the change in accounting principle to reduce previously recognized compensation for awards not expected to vest (i.e. forfeited or canceled awards). Upon adoption of SFAS 123R, the Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within the selling, general and administrative expense on the Company’s consolidated condensed statement of operations. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the consolidated condensed statement of operations.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended April 2, 2006, and April 3, 2005, respectively:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	April 2, 2006	April 3, 2005
	(In thousands)
Service cost	$446	$663
Interest cost	2,355	2,629
Expected return on assets	(2,651)	(2,727)
Amortization of prior service costs	--	6
Recognized net actuarial losses	469	646
Amortization of transition obligation	13	45
Net periodic benefit cost	$632	$1,262

	Three Months Ended
Salary Continuation Plan (SCP)	April 2, 2006	April 3, 2005
	(In thousands)
Service cost	$67	$55
Interest cost	212	198
Amortization of transition obligation	55	55
Amortization of prior service cost	12	12
Amortization of loss	80	68
Net periodic benefit cost	$426	$388

NOTE 8 - DISCONTINUED OPERATIONS

In 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses and began to dispose of several of the dealer subsidiaries. Therefore, the results for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management also decided to exit, are reported as discontinued operations.

Summary operating results for the discontinued operations are as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Net sales	$496	$17,313
Loss on operations before taxes on income	(8)	(7,489)
Tax Benefit	(2)	(2,727)
Loss on operations, net of tax	(6)	(4,762)

Assets and liabilities, including reserves, related to the discontinued operations that were held for sale consist of the following:

	April 2, 2006	January 1, 2006
	(In thousands)
Current assets	$44	$2,279
Property and equipment	--	898
Other assets	3,299	2,349
Current liabilities	1,817	4,162
Other liabilities	612	52

NOTE 9- RESTRUCTURING

During the first quarter of 2006, the Company recorded a pre-tax restructuring charge of $3.3 million. The charge reflected: (i) the consolidation and closure of a fabrics manufacturing facility in East Douglas, Massachusetts; (ii) workforce reduction at this facility; and (iii) a reduction in carrying value of another fabrics facility and other assets. These activities are expected to reduce excess capacity in the Company’s dyeing and finishing operations and improve overall manufacturing efficiency.

A summary of the restructuring activities is presented below:

TOTAL
(in thousands)
Facilities consolidation	$1,000
Workforce reduction	300
Other impaired assets	1,960

$3,260

Of the total restructuring charge, approximately $0.3 million relates to expenditures for severance benefits and other similar costs, and $3.0 million relates to non-cash charges, primarily for the write-down of carrying value and disposal of certain assets. As of April 2, 2006, there have been no significant cash payments or other activities under the plan. The plan is expected to be completed by the end of 2006.

NOTE 10- IMPAIRMENT OF GOODWILL

During the first quarter of 2006, in connection with the sale of its European fabrics division (described in more detail in Note 14), the Company recorded a charge of $20.7 million for the impairment of goodwill related to its fabrics reporting unit and those European operations. This charge was based on a review of the Company’s carrying value of goodwill at its fabrics facilities as compared to the potential fair value as represented by the proposed sale price. When there is an indication that the carrying amount of a portion of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based on an allocation of the estimated fair value of the reporting unit to its underlying assets and liabilities. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. This impairment charge has been included in income (loss) from continuing operations in the consolidated condensed statement of operations for the first quarter of 2006.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to approximately $21.7 million and $21.4 million for the quarters ended April 2, 2006, and April 3, 2005, respectively. Income tax payments amounted to approximately $4.6 million and $1.6 million for the quarters ended April 2, 2006, and April 3, 2005, respectively.

Cash flows from discontinued operations are included in operating cash flows for all periods presented, as there were no investing or financing activities related to these discontinued operations.

NOTE 12 - SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 10.375% senior notes due 2010, its 7.3% senior notes due 2008, and its 9.5% senior subordinated notes due 2014. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 2, 2006

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(IN THOUSANDS)
Net sales	$162,536	$116,770	$--	$(28,672)	$250,634
Cost of sales	121,748	78,576	--	(28,672)	171,652
Gross profit on sales	40,788	38,194	--	--	78,982
Selling, general and administrative expenses	29,094	22,905	6,303	--	58,302
Impairment of goodwill	--	20,712	--	--	20,712
Restructuring charge	3,260	--	--	--	3,260
Operating income (loss)	8,434	(5,423)	(6,303)	--	(3,292)
Interest/Other expense	2,981	1,091	7,688	--	11,760
Income (loss) before taxes on income and equity in income of subsidiaries	5,453	(6,514)	(13,991)	--	(15,052)
Income tax (benefit) expense	2,063	4,509	(4,542)	--	2,030
Equity in income (loss) of subsidiaries	--	--	(7,669)	7,669	--
Income (loss) from continuing operations	3,390	(11,023)	(17,118)	7,669	(17,082)
Gain (loss) on discontinued operations, net of tax	3	(9)	--	--	(6)
Loss on disposal of discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	$3,393	$(11,032)	$(17,118)	$7,669	$(17,088)

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 2, 2006

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$637	$16,668	$3,044	$--	$20,349
Accounts receivable	70,889	74,181	2,293	--	147,363
Inventories	96,203	54,072	--	--	150,275
Prepaids and deferred income taxes	11,400	7,750	6,500	--	25,650
Assets of business held for sale	2,848	495	--	--	3,343
Total current assets	181,977	153,166	11,837	--	346,980
Property and equipment less accumulated depreciation	110,579	70,545	4,896	--	186,020
Investment in subsidiaries	194,006	92,434	148,248	(434,688)	--
Goodwill	108,075	65,968	--	--	174,043
Other assets	12,745	26,472	72,654	--	111,871
	$607,382	$408,585	$237,635	$(434,688)	$818,914

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities	$56,706	$60,925	$5,343	$--	$122,974
Long-term debt, less current maturities	--	--	14,133	--	14,133
Senior notes and senior subordinated notes	--	--	450,000	--	450,000
Deferred income taxes	14,899	9,133	(1,216)	--	22,816
Other	10,355	27,784	2,603	--	40,742
Total liabilities	81,960	97,842	470,863	--	650,665

Minority interests	--	4,646	--	--	4,646

Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	5,469	(196,344)	5,469
Additional paid-in capital	191,411	12,525	241,012	(203,931)	241,017
Retained earnings	185,529	247,704	(475,242)	23,478	(18,531)
Foreign currency translation adjustment	(3,554)	(28,549)	(4,467)	--	(36,570)
Minimum pension liability	--	(27,782)	--	--	(27,782)
	$607,382	$408,585	$237,635	$(434,688)	$818,914

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS
ENDED APRIL 2, 2006

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$7,644	$(12,313)	$(27,280)	$--	$(31,949)
Cash flows from investing activities:
Purchase of plant and equipment	(7,813)	(736)	(18)	--	(8,567)
Other	42	(60)	(2,529)	--	(2,547)
Net cash used for investing activities	(7,771)	(796)	(2,547)	--	(11,114)
Cash flows from financing activities:
Net borrowings	--	--	6,133	--	6,133
Proceeds from issuance of common stock	--	--	5,597	--	5,597
Other	43	(22)	(21)	--	--
Net cash provided by (used for) financing activities	43	(22)	11,709	--	11,730
Effect of exchange rate change on cash	149	221	--	--	370
Net increase (decrease) in cash	65	(12,910)	(18,118)	--	(30,963)
Cash at beginning of period	572	29,578	21,162	--	51,312
Cash at end of period	$637	$16,668	$3,044	$--	$20,349

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

On October 13, 2004, the FASB issued SFAS No. 123R, “Share Based Payments,” which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R was effective as of the first fiscal year period beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company adopted SFAS No. 123R on January 2, 2006. See Note 6 to these consolidated condensed financial statements for further discussion regarding stock-based compensation.

In July 2005, the FASB issued a FSP amending AICPA Statement of Position (“SOP”) No. 78-9, “Accounting for Investments in Real Estate Ventures”. Specifically, the FASB issued FSP SOP No. 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The amendment was necessary because the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” conflicted with certain guidance in SOP No. 78-9. This FSP eliminates the concept of “important rights” and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. The FSP also clarifies that the effect of the rights held by minority partners on the assessment of control, and therefore consolidation, of a general partnership should be the same as the evaluation of limited partners’ rights in a limited partnership The guidance in this FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. The FSP applies to general partners in all other partnerships effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The application of the guidance in this FSP did not have a material effect on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 2, 2006. The adoption of SFAS No. 154 is did not have a material effect on our results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We adopted SFAS No. 151 on January 2, 2006. The adoption of SFAS No. 151 did not have a material effect on our results of operations or financial position.

NOTE 14 - SUBSEQUENT EVENT

In April 2006, subsequent to the end of the first quarter of 2006, the Company sold its European fabrics division for approximately $28.0 million to an entity formed by the division’s management team. As indicated above, a first quarter 2006 impairment charge of $20.7 million was recorded in connection with this sale. The major classes of assets and liabilities related to this disposal group include accounts receivable of $11.9 million, inventory of $11.4 million, property, plant and equipment of $9.5 million and accounts payable of $7.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, April 2, 2006, and the comparable period of 2005 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Discontinued Operations

During the years leading up to 2004, our owned Re:Source dealer businesses, which were part of a broader network comprised of both owned and aligned dealers that sell and install floorcovering products, experienced decreased sales volumes and intense pricing pressure, primarily as a result of the economic downturn in the commercial interiors industry. As a result, in 2004, we decided to exit our owned Re:Source dealer businesses and began to dispose of several of our dealer subsidiaries. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations for the owned Re:Source dealer businesses (as well as the results of operations of a small Australian dealer business and a small residential fabrics business that we also decided to exit), for all periods reflected herein, as “discontinued operations”. Consequently, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes these discontinued operations unless we indicate otherwise.

These discontinued operations had net sales of $0.5 million and $17.3 million in the three-month periods ended April 2, 2006, and April 3, 2005, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”). Loss from operations of these businesses, net of tax, was $0.0 million and $4.8 million in the three-month periods ended April 2, 2006 and April 3, 2005, respectively. The Company recorded a $0.5 million write-down, net of taxes, for the impairment of assets in the first quarter of 2005, to adjust the carrying value of the assets of these businesses to their net realizable value.

In the third quarter of 2005, we completed the last in a series of nine transactions by which we sold nine of our owned Re:Source dealer businesses. The nine dealer businesses sold were part of the fifteen Re:Source dealer businesses that we owned at the time our plan to exit the owned dealer businesses was announced in the third quarter of 2004. Eight of the nine businesses were sold to either the general managers of the respective businesses or an entity in which the general manager participated, and the other business was sold to our “aligned”, but not owned, dealer in the relevant geographic region. We have terminated all ongoing operations of the other six owned dealer businesses, and in some cases we are completing their wind-down through subcontracting arrangements. In the first quarter of 2006, we sold certain assets relating to our aligned dealer network, and we are discontinuing its operations as well.

General

During the quarter ended April 2, 2006, we had net sales of $250.6 million, compared with net sales of $234.7 million in the first quarter last year. Fluctuations in currency exchange rates adversely impacted 2006 first quarter sales by 3% (approximately $7.5 million), compared with the prior year period.

In April 2006, subsequent to the end of the first quarter of 2006, we sold our European fabrics division (Camborne Holdings Limited) for approximately $28.0 million to an entity formed by the division’s management team. In connection with the sale, we recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in the first quarter of 2006. For the first quarter of 2006, the European fabrics division generated revenue of $17.3 million and operating income (prior to corporate allocations) of $1.5 million.

We also recorded a pre-tax restructuring charge of $3.3 million in the first quarter of 2006. The charge reflects: (1) the closure of our fabrics manufacturing facility in East Douglas, Massachusetts, and consolidation of those operations into our facility in Elkin, North Carolina; (2) workforce reduction at the East Douglas, Massachusetts facility; and (3) a reduction in carrying value of another fabrics facility and other assets. The restructuring charge is comprised of $0.3 million of cash expenditures for severance benefits and other similar costs, and $3.0 million of non-cash charges, primarily for the write-down of carrying value and disposal of assets. These restructuring activities are expected to reduce excess capacity in our fabrics dyeing and finishing operations and improve overall manufacturing efficiency, and are expected to be completed by the end of 2006. We believe the restructuring will yield cost savings of approximately $2.0 million in 2006, and $3.6 million annually thereafter.

The goodwill impairment and restructuring charges described above led to our net loss of $17.1 million, or $0.32 per share, during the first quarter of 2006, compared with a net loss of $2.2 million, or $0.04 per diluted share, in the comparable period last year.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended April 2, 2006, and April 3, 2005, respectively:

	April 2, 2006	April 3, 2005
Net sales	100.0%	100.0%
Cost of sales	68.5	69.7
Gross profit on sales	31.5	30.3
Selling, general and administrative expenses	23.3	23.0
Impairment of goodwill	8.3	0.0
Restructuring charge	1.3	0.0
Operating income(loss)	(1.3)	7.3
Interest/Other expense	4.7	5.2
Income (loss) from continuing operations before tax expense	(6.0)	2.1
Income tax expense	0.8	0.9
Income (loss) from continuing operations	(6.8)	1.2
Discontinued operations, net of tax	0.0	(2.0)
Loss on disposal	0.0	0.1
Net income (loss)	(6.8)	(0.9)

Below we provide information regarding net sales for each of our four operating segments, and analyze those results for the three month periods ended April 2, 2006, and April 3, 2005, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three month periods ended April 2, 2006, and April 3, 2005, respectively:

	Three Months Ended		Percentage
	04/02/06	04/03/05	Change
	(In thousands)
Modular Carpet	$165,883	$153,527	8.1%
Bentley Prince Street	29,100	28,062	3.7
Fabrics Group	52,500	48,462	8.3
Specialty Products	3,151	4,664	(32.4)
Total	$250,634	$234,715	6.8%

Modular Carpet Segment. For the quarter ended April 2, 2006, net sales for the Modular Carpet segment increased $12.4 million (8.1%) versus the comparable period in 2005. On a geographic basis, we experienced significant increases in net sales in the Americas, Europe and Asia-Pacific (up 7.4%, 12.7% (in local currency) and 6.3%, respectively) for the quarter ended April 2, 2006, versus the comparable period in 2005. Sales growth in the Americas is primarily attributable to the improving corporate office market, although we also saw a significant increase in our sales into the education, retail, government and residential market segments in North America. Sales growth in Europe is primarily attributable to improving economic conditions in that region, while sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region.

Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the quarter ended April 2, 2006, increased $1.0 million (3.7%) versus the comparable period in 2005. This increase was attributable primarily to the improving corporate office market.

Fabrics Group Segment. For the quarter ended April 2, 2006, net sales for our Fabrics Group segment increased $4.0 million (8.3%) versus the comparable period in 2005. This increase was attributable primarily to the improving corporate office market.

Specialty Products Segment. For the quarter ended April 2, 2006, net sales for our Specialty Products segment decreased $1.5 million (32.4%) versus the comparable period in 2005. This decrease was attributable primarily to an unusually large order in the first quarter of 2005 that did not recur in the first quarter of 2006.

Cost and Expenses

Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month periods ended April 2, 2006, and April 3, 2005, respectively:

	Three Months Ended		Percentage
Cost and Expenses	04/02/06	04/03/05	Change
	(In thousands)

Cost of Sales	$171,652	$163,576	4.9%
Selling, General and Administrative Expenses	58,302	53,969	8.0%
Total	$229,954	$217,545	5.7%

For the quarter ended April 2, 2006, our cost of sales increased $8.1 million (4.9%) versus the comparable period in 2005, primarily due to increased product ($5.4 million) and labor ($1.0 million) costs associated with increased production levels during the first quarter of 2006. Our raw materials costs in the first quarter 2006 were up between 1-2% versus the same period in 2005, primarily due to increased prices for petrochemical products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $3.6 million decrease in the cost of goods sold during the first quarter 2006 compared with the same period in 2005. As a percentage of net sales, cost of sales decreased to 68.5% for the quarter ended April 2, 2006, versus 69.7% for the comparable period in 2005. The percentage decrease was primarily due to increased price levels and improved manufacturing efficiencies, and was somewhat offset by increases in the cost of petroleum-based raw materials.

For the quarter ended April 2, 2006, our selling, general and administrative expenses increased $4.3 million (8.0%) versus the comparable period in 2005. As a percentage of net sales, selling, general and administrative expenses increased to 23.3% for the quarter ended April 2, 2006, versus 23.0% for the comparable period in 2005. The primary components of these increases were: (1) $2.1 million in commission payments due to the increased level of sales in the first quarter 2006; and (2) $1.0 million related to the performance vesting of restricted stock and the expensing of stock options in the first quarter of 2006, which were not present in the first quarter of 2005.

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

	Three Months Ended		Percentage
Cost of Sales and Selling, General and Administrative Expenses (Combined)	04/02/06	04/03/05	Change
	(In thousands)
Modular Carpet	$145,208	$137,032	6.0%
Bentley Prince Street	28,587	27,587	3.6
Fabrics Group	51,906	47,497	9.3
Specialty Products	3,108	4,450	(30.2)
Corporate Expenses and Eliminations	1,145	979	17.0
Total	$229,954	$217,545	5.7%

Interest Expenses

For the quarter ended April 2, 2006, interest expense decreased $0.4 million to $11.2 million, versus $11.6 million in the comparable period in 2005. This decrease was due primarily to the lower levels of debt outstanding on a daily basis throughout the quarter when compared to the previous year and was somewhat offset by an overall increase in interest rates when compared to the first quarter of 2005

Liquidity and Capital Resources

General

At April 2, 2006, we had $20.3 million in cash, and we had $20.1 million in borrowings (which includes $4.9 million of short-term borrowings) and $14.6 million in letters of credit outstanding under our revolving credit facility. As of April 2, 2006, we could have incurred $65.3 million of additional borrowings under our revolving credit facility. In addition, we had approximately $0.7 million outstanding under our lines of credit at one of our foreign subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the quarter ended April 2, 2006, were (1) $14.1 million of borrowings from the Company’s domestic borrowing facility, and (2) $5.6 million from the exercise of employee stock options. The primary uses of cash for the three-month period ended April 2, 2006, were (1) $19.8 million related to an increase in inventory levels, (2) $17.2 million for bond interest payments, (3) $8.6 million for additions to property and equipment at our manufacturing facilities, and (4) $8.0 million for repurchases of the Company’s 7.3% senior notes.

In April 2006, we sold our European fabrics division for approximately $28.0 million. Proceeds from the sale will be used to pay down debt or reinvest in our other businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, under Item 7A of that Form 10-K. Our discussion here focuses on the quarter ended April 2, 2006, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At April 2, 2006, we recognized a $1.8 million decrease in our foreign currency translation adjustment account compared to January 1, 2006, primarily because of the strengthening of the U.S. dollar against the Euro.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at April 2, 2006. The values that result from these computations are compared with the market values of these financial instruments at April 2, 2006. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of April 2, 2006, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $22.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $21.7 million.

As of April 2, 2006, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $7.0 million or an increase in the fair value of our financial instruments of $5.8 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the first quarter of 2006. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
32.2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 10, 2006	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Vice President
(Principal Financial Officer)