Form 10-Q/A
period 2005-07-03
INTERFACE INC
filed 2006-07-14
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Shares outstanding of each of the registrant's classes of common stock at August 8, 2005:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	46,061,109
Class B Common Stock, $.10 par value per share	7,027,599

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, for the purpose of correcting the certifications filed previously as Exhibits 31.1 and 31.2.

This amendment does not reflect events occurring after the filing of the original Form 10-Q or, except as indicated above and except for updating changes to the list of exhibits in Item 6 of Part II, modify or update the information in the original Form 10-Q.

PART II - OTHER INFORMATION

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

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (included as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, previously filed with the Commission and incorporated herein by reference).
32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (included as Exhibit 32.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, previously filed with the Commission and incorporated herein by reference).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: July 12, 2006	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Vice President
(Principal Financial Officer)