Form 10-Q/A
period 2006-04-02
INTERFACE INC
filed 2006-07-14
CIK 715787

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2006, for the purpose of correcting the certifications filed previously as Exhibits 31.1 and 31.2.

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
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (included as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, previously filed with the Commission and incorporated herein by reference).

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (included as Exhibit 32.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, previously filed with the Commission and incorporated herein by reference).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: July 12, 2006	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Vice President
(Principal Financial Officer)