Form 10-Q
period 2006-07-02
INTERFACE INC
filed 2006-08-04
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 2, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares outstanding of each of the registrant's classes of common stock at August 2, 2006:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	47,879,610
Class B Common Stock, $.10 par value per share	6,874,162

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)
	JULY 2, 2006	JANUARY 1, 2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$27,347	$51,312
Accounts Receivable, net	143,769	141,408
Inventories	142,766	130,209
Prepaid and Other Expenses	21,040	16,624
Deferred Income Taxes	4,575	4,540
Assets of Businesses Held for Sale	3,107	5,526

TOTAL CURRENT ASSETS	342,604	349,619

PROPERTY AND EQUIPMENT, less
accumulated depreciation	180,338	185,643
DEFERRED TAX ASSET	72,964	69,043
GOODWILL	176,738	193,705
OTHER ASSETS	41,594	40,980
	$814,238	$838,990
LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT LIABILITIES:
Accounts Payable	$52,525	$50,312
Accrued Expenses	83,425	85,581
Liabilities of Businesses Held for Sale	1,855	4,214

TOTAL CURRENT LIABILITIES	137,805	140,107

LONG-TERM DEBT, less current maturities	1,573	--
SENIOR NOTES	292,250	323,000
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	22,246	23,534
OTHER	40,554	40,864

TOTAL LIABILITIES	629,428	662,505

Minority Interest	4,869	4,409

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Preferred Stock	--	--
Common Stock	5,474	5,334
Additional Paid-In Capital	241,767	234,314
Retained Deficit	(12,642)	(1,443)
Foreign Currency Translation Adjustment	(26,876)	(38,347)
Minimum Pension Liability	(27,782)	(27,782)

TOTAL SHAREHOLDERS' EQUITY	179,941	172,076

	$814,238	$838,990

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 2, 2006	JULY 3, 2005	JULY 2, 2006	JULY 3, 2005
NET SALES	$258,678	$246,545	$509,312	$481,260
Cost of Sales	177,511	169,317	349,163	332,893

GROSS PROFIT ON SALES	81,167	77,228	160,149	148,367
Selling, General and Administrative Expenses	58,381	56,005	116,683	109,974
Impairment of Goodwill	--	--	20,712	--
Restructuring Charge	--	--	3,260	--
Loss on Disposal - European Fabrics	1,723	--	1,723	--

OPERATING INCOME	21,063	21,223	17,771	38,393
Interest Expense	10,936	11,506	22,168	23,084
Other Expense	453	268	981	868

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	9,674	9,449	(5,378)	14,441
Income Tax Expense	3,768	5,509	5,798	7,578

Income (Loss) from Continuing Operations	5,906	3,940	(11,176)	6,863
Loss from Discontinued Operations, Net of Tax	(21)	(9,763)	(27)	(14,525)
Loss on Disposal of Discontinued Operations, Net of Tax	--	(1,598)	--	(1,935)
NET INCOME (LOSS)	$5,885	$(7,421)	$(11,203)	$(9,597)

Earnings (Loss) Per Share - Basic
Continuing Operations	$0.11	$0.08	$(0.21)	$0.13
Discontinued Operations	--	(0.19)	--	(0.28)
Loss on Disposal of Discontinued Operations	--	(0.03)	--	(0.04)

Earnings (Loss) Per Share - Basic	$0.11	$(0.14)	$(0.21)	$(0.19)

Earnings (Loss) Per Share - Diluted
Continuing Operations	$0.11	$0.08	$(0.21)	$0.13
Discontinued Operations	--	(0.19)	--	(0.28)
Loss on Disposal of Discontinued Operations	--	(0.03)	--	(0.03)

Earnings (Loss) Per Share - Diluted	$0.11	$(0.14)	$(0.21)	$(0.18)

Common Shares Outstanding - Basic	53,375	51,398	52,995	51,362
Common Shares Outstanding - Diluted	54,996	52,481	52,995	52,622

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 2, 2006	JULY 3, 2005	JULY 2, 2006	JULY 3, 2005

Net Income (Loss)	$5,885	$(7,421)	$(11,203)	$(9,597)
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	9,694	(13,089)	11,471	(22,169)
Comprehensive Income (Loss)	$15,579	$(20,510)	$268	$(31,766)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JULY 2, 2006	JULY 3, 2005
OPERATING ACTIVITIES:
Net loss	$(11,203)	$(9,597)
Impairment of fixed assets, related to discontinued operations	--	3,466
Loss from discontinued operations	27	11,059
Loss on disposal of discontinued operations	--	1,935
Income (loss) from continuing operations	(11,176)	6,863
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:
Impairment of Goodwill	20,712	--
Restructuring Charge	2,708	--
Depreciation and amortization	15,931	16,194
Deferred income taxes and other	(5,650)	(10,740)
Working capital changes:
Accounts receivable	(9,579)	(12,063)
Inventories	(21,925)	(15,476)
Prepaid expenses	(4,412)	(6,231)
Accounts payable and accrued expenses	3,524	16,136

Cash used in continuing operations	(9,867)	(5,317)
Cash provided by discontinued operations	--	7,859

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	(9,867)	2,542

INVESTING ACTIVITIES:
Capital expenditures	(16,083)	(5,832)
Cash proceeds from sale of discontinued operations	--	551
Cash proceeds from sale of European Fabrics	28,837	--
Investment in intellectual property	--	(2,700)
Other	(3,916)	(3,022)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	8,838	(11,003)

FINANCING ACTIVITIES:
Net borrowing of long-term debt	1,573	9,825
Repurchase of senior subordinated notes	(30,750)	--
Debt issuance cost	(679)	--
Proceeds from issuance of common stock	5,650	722

CASH PROVIDED BY (USED IN) BY FINANCING ACTIVITIES:	(24,206)	10,547

Net cash provided by (used in ) operating, investing and financing activities	(25,235)	2,086
Effect of exchange rate changes on cash	1,270	(1,809)

CASH AND CASH EQUIVALENTS:
Net change during the period	(23,965)	277
Balance at beginning of period	51,312	22,164

Balance at end of period	$27,347	$22,441

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

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 1, 2006, consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses (as well as a small Australian dealer business and a small residential fabrics business) and began to dispose of several of the dealer subsidiaries. The results of operations and related disposal costs, gains and losses for these businesses are classified as discontinued operations for all periods presented.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - INVENTORIES

Inventories are summarized as follows:

	July 2, 2006	January 1, 2006
	(In thousands)
Finished Goods	$82,393	$71,893
Work in Process	19,399	16,792
Raw Materials	40,974	41,524
	$142,766	$130,209

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. For the three-month period ended July 2, 2006, outstanding options to purchase 45,000 shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares during these periods. For the six months ended July 2, 2006, outstanding options to purchase 1,935,000 shares were not included in the computation of diluted loss per share as the Company was in a net loss from continuing operations position and thus any potential common shares were anti-dilutive. For the three-month and six-month periods ended July 3, 2005, outstanding options to purchase 905,000 and 703,000 shares of common stock, respectively, were not included in the computation of diluted loss per share as the exercise prices of these options were greater than the average market price of the common shares during these periods.

The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three-month and six-month periods ended July 2, 2006, and July 3, 2005, respectively.

For the Three-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share
	(In Thousands Except Per Share Amounts)
July 2, 2006	$5,885	53,375	$0.11
Effect of Dilution:
Options	--	1,621	--

Diluted	$5,885	54,966	$0.11

July 3, 2005	$(7,421)	51,398	$(0.14)
Effect of Dilution:
Options	--	1,083	--

Diluted	$(7,421)	52,481	$(0.14)

For the Six-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share
	(In Thousands Except Per Share Amounts)
July 2, 2006	$(11,203)	52,995	$(0.21)
Effect of Dilution:
Options	--	--	--

Diluted	$(11,203)	52,995	$(0.21)

July 3, 2005	$(9,597)	51,362	$(0.19)
Effect of Dilution:
Options	--	1,260	--

Diluted	$(9,597)	52,622	$(0.18)

NOTE 4 - SEGMENT INFORMATION

Based on the quantitative thresholds specified in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has four reportable segments: (1) the Modular Carpet segment, which includes its InterfaceFLOR Commercial (formerly known as Interface), Heuga and FLOR (formerly known as InterfaceFLOR) modular carpet businesses, and also includes the Company’s Intersept antimicrobial sales and licensing program, (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses, (3) the Fabrics Group segment, which includes all of its fabrics businesses, and (4) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products. The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provided carpet installation and maintenance services in the United States, is reported as discontinued operations in the accompanying consolidated condensed statements of operations.

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

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Fabrics Group	Specialty Products	Total
	(In thousands)
Three Months Ended
July 2, 2006
Net sales	$186,475	$33,932	$35,494	$2,777	$258,678
Depreciation and amortization	4,123	603	2,378	19	7,123
Operating income (loss)	23,634	1,704	(3,028)	(29)	22,281

Three Months Ended
July 3, 2005
Net sales	$163,681	$29,468	$49,545	$3,851	$246,545
Depreciation and amortization	3,742	411	2,690	39	6,882
Operating income	21,379	493	148	215	22,235

Six Months Ended
July 2, 2006
Net sales	$352,358	$63,032	$87,994	$5,928	$509,312
Depreciation and amortization	7,396	911	5,108	37	13,452
Operating income (loss)	44,309	2,217	(26,406)	14	20,134

Six Months Ended
July 3, 2005
Net sales	$317,208	$57,530	$98,007	$8,515	$481,260
Depreciation and amortization	7,047	807	5,686	78	13,618
Operating income	37,874	968	1,113	429	40,384

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)

DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$7,123	$6,882	$13,452	$13,618
Corporate depreciation and amortization	571	1,205	2,479	2,576
Reported depreciation and amortization	$7,694	$8,087	$15,931	$16,194
OPERATING INCOME
Total segment operating income	$22,281	$22,235	$20,134	$40,384
Corporate expenses and other reconciling amounts	(1,218)	(1,012)	(2,363)	(1,991)
Reported operating income	$21,063	$21,223	$17,771	$38,393

	July 2, 2006	January 1, 2006
ASSETS	(In thousands)
Total segment assets	$715,450	$752,492
Discontinued operations	3,107	5,526
Corporate assets and eliminations	95,681	80,972
Reported total assets	$814,238	$838,990

Due primarily  to the sale of the European fabrics business (as described in Note 14) and the related impairment of goodwill (as described in Note 13), the total segment assets of the Fabrics Group decreased by approximately $54.4 million, from $209.5 million to $155.1 million, during the six-month period ended July 2, 2006.

Restructuring activities by segment

The table below details the restructuring activities undertaken in the first half of 2006 by segment. These charges were all incurred during the first quarter of 2006. There were no restructuring activities in the corresponding period of 2005.

Six Months Ended July 2, 2006	Modular Carpet	Bentley Prince Street	Fabrics Group	Specialty Products	Total
	(In thousands)
Total amounts expected to be incurred	$--	$--	$3,260	$--	$3,260

Cumulative amounts incurred to date	--	--	3,260	--	3,260

Total amounts incurred in the period	--	--	3,260	--	3,260

NOTE 5 - LONG-TERM DEBT

On June 30, 2006, the Company amended and restated its revolving credit facility. Under the amendment and restatement, the maximum aggregate amount of loans and letters of credit available to the Company at any one time was increased from $100 million to $125 million, subject to a borrowing base limitation. The amended credit facility matures on June 30, 2011. The revolving credit facility includes a domestic U.S. Dollar syndicated loan and letter of credit facility up to the lesser of (1) $125 million, or (2) a borrowing base equal to the sum of specified percentages of eligible property and equipment, accounts receivable, finished goods inventory and raw materials inventory in the U.S. (the percentages and eligibility requirements for the domestic borrowing base are specified in the credit facility), less certain reserves. The previous facility included a multicurrency syndicated loan and letter of credit facility in British pounds, which has been removed from the amended facility.

Interest on borrowings and letters of credit under the revolving credit facility is charged at varying rates computed by applying a margin (ranging from 0.0-2.25%) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and our average excess borrowing availability during the most recently completed fiscal quarter. In addition, the Company pays an unused line fee on the facility ranging from 0.25-0.375%, depending on our average excess borrowing availability during the most recently completed fiscal quarter. The revolving credit facility is secured by substantially all of the assets of Interface, Inc. and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of its domestic subsidiaries and up to 65% of the stock of its first-tier material foreign subsidiaries. Those collateral documents provide that, if an event of default occurs under the revolving credit facility, the lenders’ collateral agent may, upon the request of the specified percentage of lenders, exercise remedies with respect to the collateral that include foreclosing mortgages on the Company’s real estate assets, taking possession of or selling its personal property assets, collecting its accounts receivable, or exercising proxies to take control of the pledged stock of its domestic and first-tier material foreign subsidiaries.

Under the amended facility our negative covenants have been relaxed in several respects, including with respect to the repayment of our other indebtedness and the payment of dividends and limiting their application to Interface, Inc. and its domestic subsidiaries. Additionally, the financial covenants have been amended to delete the senior secured debt coverage ratio and to modify the terms of the sole remaining financial covenant, a fixed charge coverage test. The Company is currently in compliance under the revolving credit facility and anticipates that it will remain in compliance with the covenants.

As of July 2, 2006, $1.6 million in borrowings at a weighted-average interest rate of approximately 8.25% and $11.4 million in letters of credit were outstanding under the revolving credit facility. As of July 2, 2006, the Company could have incurred $91.8 million of additional borrowings under its revolving credit facility.

As of July 2, 2006, the estimated fair values (based on then-current market prices) of the 9.5% Senior Subordinated Notes due 2014, the 10.375% Senior Notes due 2010 and the 7.3% Senior Notes due 2008 were $139.0 million, $190.3 million and $117.8 million, respectively.

NOTE 6 - STOCK-BASED COMPENSATION

 Stock Option Awards

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” This standard requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services - the requisite service period (usually the vesting period) - in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. SFAS 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its 2006 expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

 If compensation costs for the Company’s stock options had been determined based on the fair value at the grant dates for awards made prior to the implementation of SFAS 123R, under those plans and consistent with SFAS No. 123R, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net income (loss) as reported	$5,885	$(7,421)	$(11,203)	$(9,597)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(80)	(119)	(190)	(272)
Add: Recognized stock-based compensation	80	--	190	--
Pro forma net income (loss)	$5,885	$(7,540)	$(11,203)	$(9,869)

Basic earnings (loss) per share as reported	$0.11	$(0.14)	$(0.21)	$(0.19)
Basic pro forma earnings (loss) per share	$0.11	$(0.15)	$(0.21)	$(0.19)
Diluted earnings (loss) per share as reported	$0.11	$(0.14)	$(0.21)	$(0.18)
Diluted pro forma earnings (loss) per share	$0.11	$(0.14)	$(0.21)	$(0.19)

The Company recognized stock compensation costs of $0.1 million and zero in the second quarters of 2006 and 2005, respectively, and $0.2 million and zero, respectively, in the first six months of 2006 and 2005, respectively. The remaining unrecognized compensation cost related to unvested awards at July 2, 2006, approximated $0.5 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first six months of fiscal 2006 and 2005:

	Six Months Ended July 2, 2006	Six Months Ended July 3, 2005
Risk free interest rate	4.57%	4.08%
Expected life	3.17 Years	2.0 Years
Expected volatility	60%	60%
Expected dividend yield	0%	0%

The weighted average grant date fair value of stock options granted during the first half of fiscal 2006 was $4.42.

The following table summarizes stock options outstanding as of July 2, 2006, as well as activity during the six month period then ended:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	2,925,000	$5.81
Granted	90,000	10.49
Exercised	1,050,000	5.65
Forfeited or canceled	30,000	3.52
Outstanding at July 2, 2006 (a)	1,935,000	$6.14

Exercisable at July 2, 2006 (b)	1,542,000	$6.27

(a)	At July 2, 2006, the weighted-average remaining contractual life of options outstanding was 4.1 years.
(b)	At July 2, 2006, the weighted-average remaining contractual life of options exercisable was 3.7 years.

At July 2, 2006, the aggregate intrinsic values of options outstanding and options exercisable were $10.7 million and $8.4 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first six months of fiscal years 2006 and 2005 are provided in the following table:

	Six Months Ended
	July 2, 2006	July 3, 2005
	(In thousands)
Proceeds from stock options exercised	$5,936	$722
Intrinsic value of stock options exercised	$6,780	$385

Restricted Stock Awards

During the six months ended July 2, 2006, and July 3, 2005, the Company granted restricted stock awards for 394,000 and 386,000 shares, respectively, of Class B common stock. These awards (or a portion thereof) vest with respect to each recipient over a three to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $2.2 million and $0.8 million for the six months ended July 2, 2006, and July 3, 2005, respectively. SFAS 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its 2006 expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of July 2, 2006, and during the six-month period then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	1,471,000	$7.68
Granted	394,000	8.64
Vested	515,000	7.49
Forfeited or canceled	--	--
Outstanding at July 2, 2006	1,350,000	$8.02

As of July 2, 2006, the unrecognized total compensation cost related to unvested restricted stock was $5.9 million. That cost is expected to be recognized by the end of 2010.

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

NOTE 7 - EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended July 2, 2006, and July 3, 2005, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)
Service cost	$458	$654	$904	$1,317
Interest cost	2,418	2,597	4,772	5,226
Expected return on assets	(2,721)	(2,693)	(5,372)	(5,420)
Amortization of prior service costs	--	6	--	12
Recognized net actuarial (gains)/losses	482	639	951	1,285
Amortization of transition obligation	13	44	26	89
Net periodic benefit cost	$650	$1,247	$1,281	$2,509

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)
Service cost	$67	$55	$134	$110
Interest cost	212	198	425	396
Amortization of transition obligation	55	55	110	110
Amortization of prior service cost	12	12	24	24
Amortization of (gain)/loss	80	68	160	136
Net periodic benefit cost	$426	$388	$853	$776

NOTE 8 - DISCONTINUED OPERATIONS

In 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses, and began to dispose of several of the dealer subsidiaries. Therefore, the results of operations for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management also decided to exit, are reported as discontinued operations.

Summary operating results for the discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)
Net sales	$1,496	$9,415	$1,992	$26,728
Loss on operations before taxes on income	(29)	(15,000)	(38)	(22,826)
Income tax benefit	(8)	(5,237)	(11)	(8,301)
Loss on operations, net of tax	(21)	(6,765)	(27)	(11,059)
Impairment loss, net of tax	--	(2,998)	--	(3,466)

Assets and liabilities, including reserves, related to the discontinued operations that were held for sale consist of the following:

	July 2, 2006	January 1, 2006
	(In thousands)
Current assets	$1,413	$2,279
Property and equipment	--	898
Other assets	1,694	2,349
Current liabilities	1,294	4,162
Other liabilities	561	52

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to approximately $22.0 million and $21.8 million for the six-month periods ended July 2, 2006, and July 3, 2005, respectively. Income tax payments amounted to approximately $6.7 million and $3.2 million, for the six-month periods ended July 2, 2006, and July 3, 2005, respectively.

Cash flows from discontinued operations are included in operating cash flows for all periods presented as there were no material investing or financing activities related to these discontinued operations.

NOTE 10 - SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 10.375% senior notes due 2010, its 7.3% senior notes due 2008, and its 9.5% senior subordinated notes due 2014. These guarantees are full and unconditional. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 2, 2006

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(IN THOUSANDS)
Net sales	$177,519	$109,467	$--	$(28,308)	$258,678
Cost of sales	133,908	71,911	--	(28,308)	177,511
Gross profit on sales	43,611	37,556	--	--	81,167
Selling, general and administrative expenses	30,974	21,926	5,481	--	58,381
Impairment of goodwill	--	--	--	--	--
Restructuring charge	--	--	--	--	--
Loss on disposal - European Fabrics	--	1,723	--	--	1,723
Operating income (loss)	12,637	13,907	(5,481)	--	21,063
Interest/Other expense	2,737	729	7,923	--	11,389
Income (loss) before taxes on income and equity in income of subsidiaries	9,900	13,178	(13,404)	--	9,674
Income tax expense (benefit)	3,652	5,380	(5,264)	--	3,768
Equity in income (loss) of subsidiaries	--	--	14,056	(14,056)	--
Income (loss) from continuing operations	6,248	7,798	5,916	(14,056)	5,906
Loss on discontinued operations, net of tax	(1)	(20)	--	--	(21)
Loss on disposal of discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	$6,247	$7,778	$5,916	$(14,056)	$5,885

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 2, 2006

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(IN THOUSANDS)
Net sales	$340,055	$226,237	$--	$(56,980)	$509,312
Cost of sales	255,656	150,487	--	(56,980)	349,163
Gross profit on sales	84,399	75,750	--	--	160,149
Selling, general and administrative expenses	60,068	44,831	11,784	--	116,683
Impairment of goodwill	--	20,712	--	--	20,712
Restructuring charge	3,260	--	--	--	3,260
Loss on disposal - European Fabrics	--	1,723	--	--	1,723
Operating income (loss)	21,071	8,484	(11,784)	--	17,771
Interest/Other expense	5,718	1,820	15,611	--	23,149
Income (loss) before taxes on income and equity in income of subsidiaries	15,353	6,664	(27,395)	--	(5,378)
Income tax expense (benefit)	5,715	9,888	(9,805)	--	5,798
Equity in income (loss) of subsidiaries	--	--	6,387	(6,387)	--
Income (loss) from continuing operations	9,638	(3,224)	(11,203)	(6,387)	(11,176)
Income (loss) on discontinued operations, net of tax	2	(29)	--	--	(27)
Loss on disposal of discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	$9,640	$(3,253)	$(11,203)	$(6,387)	$(11,203)

CONDENSED CONSOLIDATING BALANCE SHEET
JULY 2, 2006
	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$1,092	$24,011	$2,244	$--	$27,347
Accounts receivable	74,160	65,741	3,868	--	143,769
Inventories	95,811	46,955	--	--	142,766
Prepaids and deferred income taxes	10,121	7,982	7,512	--	25,615
Assets of businesses held for sale	1,916	1,191	--	--	3,107
Total current assets	183,100	145,880	13,624	--	342,604
Property and equipment less accumulated depreciation	112,030	63,267	5,041	--	180,338
Investment in subsidiaries	202,045	120,493	129,599	(452,137)	--
Goodwill	108,075	68,663	--	--	176,738
Other assets	13,101	26,176	75,281	--	114,558
	$618,351	$424,479	$223,545	$(452,137)	$814,238
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current Liabilities	$59,009	$61,007	$17,789	$--	$137,805
Long-term debt, less current maturities	--	--	1,573	--	1,573
Senior notes and senior subordinated notes	--	--	427,250	--	427,250
Deferred income taxes	14,899	8,563	(1,216)	--	22,246
Other	10,354	27,784	2,416	--	40,554
Total liabilities	84,262	97,354	447,812	--	629,428

Minority interests	--	4,869	--	--	4,869

Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	5,474	(196,344)	5,474
Additional paid-in capital	191,411	12,525	241,767	(203,936)	241,767
Retained earnings	191,801	255,482	(465,959)	6,034	(12,642)
Foreign currency translation adjustment	(1,159)	(20,168)	(5,549)	--	(26,876)
Minimum pension liability	--	(27,782)	--	--	(27,782)
	$618,351	$424,479	$223,545	$(452,137)	$814,238

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JULY 2, 2006
	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$14,008	$(33,066)	$9,191	$--	$(9,867)

Cash flows from investing activities:
Purchase of plant and equipment	(13,141)	(2,530)	(412)	--	(16,083)
Cash proceeds from sale of European Fabrics	--	28,837	--	--	28,837
Other	(347)	(78)	(3,491)	--	(3,916)
Net cash provided by (used for) investing activities	(13,488)	26,229	(3,903)	--	8,838

Cash flows from financing activities:
Net borrowings	--	--	(29,177)	--	(29,177)
Proceeds from issuance of common stock	--	--	5,650	--	5,650
Debt issuance cost	--	--	(679)	--	(679)
Other	--	--	--	--	--
Net cash provided by (used for) financing activities	--	--	(24,206)	--	(24,206)

Effect of exchange rate change on cash	--	1,270	--	--	1,270

Net increase (decrease) in cash	520	(5,567)	(18,918)	--	(23,965)
Cash at beginning of period	572	29,578	21,162	--	51,312
Cash at end of period	$1,092	$24,011	$2,244	$--	$27,347

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

On October 13, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payments,” which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R was effective as of the first fiscal year period beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company adopted SFAS No. 123R on January 2, 2006. See Note 6 to these consolidated condensed financial statements for further discussion regarding stock-based compensation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 2, 2006. The adoption of SFAS No. 154 did not have a material effect on our results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We adopted SFAS No. 151 on January 2, 2006. The adoption of SFAS No. 151 did not have a material effect on our results of operation or financial position.

NOTE 12 - RESTRUCTURING

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

A summary of the restructuring activities is presented below:

	Total Restructuring		Balance at
	Charge	Costs Incurred	July 2, 2006
	(in thousands)
Facilities consolidation	$1,000	$95	$905
Workforce reduction	300	124	176
Other impaired assets	1,960	1,960	--
	$3,260	$2,179	$1,081

Of the total restructuring charge, approximately $0.3 million relates to expenditures for severance benefits and other similar costs, and $3.0 million relates to non-cash charges, primarily for the write-down of carrying value and disposal of certain assets. The total amounts incurred to date for this restructuring plan are $3.3 million, and there are not expected to be any further expenses related to this plan. The plan is expected to be completed by the end of 2006.

NOTE 13- IMPAIRMENT OF GOODWILL

During the first quarter of 2006, in connection with the sale of its European fabrics business (described in more detail in Note 14), the Company recorded a charge of $20.7 million for the impairment of goodwill related to its fabrics reporting unit and those European operations. This charge was based on a review of the Company’s carrying value of goodwill at its fabrics facilities as compared to the potential fair value as represented by the proposed sale price. When there is an indication that the carrying amount of a portion of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based on an allocation of the estimated fair value of the reporting unit to its underlying assets and liabilities. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. This impairment charge has been included in income (loss) from continuing operations in the consolidated condensed statement of operations for the first six months of 2006.

NOTE 14 - SALE OF EUROPEAN FABRICS BUSINESS

In April 2006, subsequent to the end of the first quarter of 2006, the Company sold its European fabrics business for approximately $28.0 million to an entity formed by the business’s management team. As indicated above, a first quarter 2006 impairment charge of $20.7 million was recorded in connection with this sale. The major classes of assets and liabilities related to this disposal group include accounts receivable of $11.9 million, inventory of $11.4 million, property, plant and equipment of $9.5 million and accounts payable of $7.6 million. In the second quarter of 2006, the transaction resulted in a net loss on disposal of $1.7 million, which is included in operating income in the consolidated condensed statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, July 2, 2006, and the comparable period of 2005 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

These discontinued operations had net sales of $1.5 million and $9.4 million in the three-month periods ended July 2, 2006, and July 3, 2005, respectively, and had net sales of $2.0 million and $27.7 million in the six-month periods ended July 2, 2006, and July 3, 2005, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”). Loss on operations of these businesses, net of tax, was $0.0 million and $6.8 million in the three-month periods ended July 2, 2006, and July 3, 2005, respectively, and $0.0 million and $11.1 million in the six-month periods ended July 2, 2006, and July 3, 2005, respectively. The Company recorded a $3.5 million write-down ($3.0 million of which was recorded during the second quarter of 2005), net of taxes, for the impairment of assets during the first six months of 2005, to adjust the carrying value of the assets of these businesses to their net realizable value.

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

General

During the quarter ended July 2, 2006, we had net sales of $258.7 million, compared with net sales of $246.5 million in the comparable period last year. During the first six months of fiscal 2006, we had net sales of $509.3 million, compared with net sales of $481.3 million in the comparable period last year.

In April 2006, subsequent to the end of the first quarter of 2006, we sold our European fabrics business (Camborne Holdings Limited) for approximately $28.0 million to an entity formed by the division’s management team. In connection with the sale, we recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in the first quarter of 2006, and we recorded a $1.7 million loss on disposal of the business in the second quarter of 2006. For the first quarter of 2006, the European fabrics division generated revenue of $17.3 million and operating loss (after the $20.7 goodwill impairment charge) of $19.6 million.

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

During the second quarter of 2006, after the loss on disposal of our European fabrics business described above, we had net income of $5.9 million, or $0.11 per diluted share, compared with a net loss of $7.4 million, or $0.14 per diluted share, in the second quarter of 2005. The 2005 second quarter results included a loss from discontinued operations (net of tax) of $9.8 million, or $0.19 per diluted share, and a loss on disposal of discontinued operations (net of tax) of $1.6 million, or $0.03 per diluted share.

During the first six months of 2006, the goodwill impairment, restructuring charge and European fabrics disposal loss described above led to our net loss of $11.2 million, or $0.21 per diluted share, compared with a net loss of $9.6 million, or $0.18 per diluted share, in the comparable period last year. Our net loss for the first six months of 2005 included a loss from discontinued operations (net of tax) of $14.5  million, or $0.28 per diluted share, and a loss on disposal of discontinued operations (net of tax) of $1.9 million, or $0.03 per diluted share.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the three-month and six-month periods ended July 2, 2006, and July 3, 2005, respectively:

	Three Months Ended		Six Months Ended
	07/02/06	07/03/05	07/02/06	07/03/05

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.6	68.7	68.6	69.2
Gross profit on sales	31.4	31.3	31.4	30.8
Selling, general and administrative expenses	22.6	22.7	22.9	22.9
Impairment of goodwill	--	--	4.1	--
Restructuring charge	--	--	0.6	--
Loss on disposal - European Fabrics	0.7	--	0.3	--
Operating income	8.1	8.6	3.5	8.0
Interest/Other expense	4.4	4.8	4.6	5.0
Income (loss) from continuing operations before tax expense	3.7	3.8	(1.1)	3.0
Income tax expense	1.5	2.2	1.1	1.6
Income (loss) from continuing operations	2.3	1.6	(2.2)	1.4
Discontinued operations, net of tax	--	(4.0)	--	(3.0)
Loss on disposal	--	(0.6)	--	(0.4)
Net income (loss)	2.3	(3.0)	(2.2)	(2.0)

Below we provide information regarding net sales for each of our four operating segments, and analyze those results for the three-month and six-month periods ended July 2, 2006, and July 3, 2005, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month and six-month periods ended July 2, 2006, and July 3, 2005, respectively:

	Three Months Ended		Percentage	Six Months Ended		Percentage
Net Sales By Segment	07/02/06	07/03/05	Change	07/02/06	07/03/05	Change
	(In thousands)			(In thousands)
Modular Carpet	$186,475	$163,681	13.9%	$352,358	$317,208	11.1%
Bentley Prince Street	33,932	29,468	15.1%	63,032	57,530	9.6%
Fabrics Group	35,494	49,545	(28.4)%	87,994	98,007	(10.2)%
Specialty Products	2,777	3,851	(27.9)%	5,928	8,515	(30.4)%
Total	$258,678	$246,545	4.9%	$509,312	$481,260	5.8%

Modular Carpet Segment. For the three-month period ended July 2, 2006, net sales for the Modular Carpet segment increased $22.8 million (13.9%) versus the comparable period in 2005. For the six-month period ended July 2, 2006, net sales for the Modular Carpet segment increased $35.2 million (11.1%) versus the comparable period in 2005. On a geographic basis, we experienced significant increases in net sales in Europe and Asia-Pacific for both the three-month period (up 13.9% (in local currency) and 13.6%, respectively) and six-month period (up 13.3% (in local currency) and 10.2%, respectively) ended July 2, 2006, versus the comparable periods in 2005. We also saw significant increases during these periods in our sales into the institutional (education and government), hospitality and residential market segments, which we attribute to our focus on those market segments, among others, as part of our strategy to increase product sales in non-corporate office market segments.

Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the three-month period ended July 2, 2006, increased $4.5 million (15.1%) versus the comparable period in 2005. For the six-month period ended July 2, 2006, net sales increased $5.5 million (9.6%) versus the comparable period in 2005.  The sales increases for both periods were largely attributable to improving trends in the corporate office market and the successful implementation of our segmentation strategy, particularly in the hospitality and residential segments.

Fabrics Group Segment. For the three-month period ended July 2, 2006, net sales for our Fabrics Group segment decreased $14.0 million (28.4%) versus the comparable period in 2005. For the six-month period ended July 2, 2006, net sales decreased $10.0 million (10.2%) versus the comparable period in 2005. These declines were the result of the sale of our European fabrics business in April 2006. The European fabrics business accounted for $0.0 million and $17.3 million in net sales during the three-month and six-month periods, respectively, ended July 2, 2006, versus $15.9 million and $32.7 million, respectively, in the comparable periods of 2005.

Specialty Products Segment. For the three-month period ended July 2, 2006, net sales for our Specialty Products segment decreased $1.1 million (27.9%) versus the comparable period in 2005. For the six-month period ended July 2, 2006, net sales decreased $2.6 million (30.4%) versus the comparable period in 2005. These declines were primarily the result of the loss of one major customer and the inconsistent order pattern of another major customer in the prior year periods.

Cost and Expenses

Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 2, 2006, and July 3, 2005, respectively:

	Three Months Ended		Percentage	Six Months Ended		Percentage
Cost and Expenses	07/02/06	07/03/05	Change	07/02/06	07/03/05	Change
	(In thousands)			(In thousands)
Cost of Sales	$177,511	$169,317	4.8%	$349,163	$332,893	4.9%
Selling, General and Administrative Expenses	58,381	56,005	4.2%	116,683	109,974	6.1%
Total	$235,892	$225,322	4.7%	$465,846	$442,867	5.2%

For the three-month period ended July 2, 2006, our cost of sales increased $8.2 million (4.8%) versus the comparable period in 2005, primarily due to increased raw material costs ($5.4 million) and labor costs ($1.0 million) associated with increased production levels during the second quarter of 2006. Our raw materials costs in the second quarter 2006 were up between 1-2% versus the same period in 2005, primarily due to increased prices for petrochemical products. As a percentage of net sales, cost of sales decreased to 68.6% for the quarter ended July 2, 2006, versus 68.7% for the comparable period in 2005. The percentage decrease was primarily due to the increased absorption of fixed manufacturing costs associated with increased production levels.

For the six-month period ended July 2, 2006, our cost of sales increased $16.3 million (4.9%) versus the comparable period in 2005, primarily due to increased raw material costs ($10.8 million) and labor costs ($1.6 million) associated with increased production levels during the first six months of 2006. Our raw materials costs in the first six months of 2006 were up between 1-2% versus the same period in 2005, primarily due to increased prices for petrochemical products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $3.6 million decrease in the cost of goods sold during the first six months in 2006 compared with the same period in 2005. As a percentage of net sales, cost of sales decreased to 68.6% for the six-month period ended July 2, 2006, versus 69.2% for the comparable period in 2005. The percentage decrease is primarily due to the increased absorption of fixed manufacturing costs associated with increased production levels.

For the three-month period ended July 2, 2006, our selling, general and administrative expenses increased $2.4 million (4.2%) versus the comparable period in 2005. The primary components of this increase were commission payments due to the increased level of sales in the second quarter of 2006 and other selling costs such as planned investments in our residential flooring business and in expanding our sales force. As a percentage of net sales, selling, general and administrative expenses decreased to 22.6% for the quarter ended July 2, 2006, versus 22.7% for the comparable period in 2005.

For the six-month period ended July 2, 2006, our selling, general and administrative expenses increased $6.7 million (6.1%) versus the comparable period in 2005. The primary components of this increase were: (1) $5.2 million in selling costs due to the increased level of sales in the first six months of 2006; and (2) $1.2 million related to the performance vesting of restricted stock and the expensing of stock options in the first six months of 2006. As a percentage of net sales, selling, general and administrative expenses remained even at 22.9% for the six-month period ended July 2, 2006, versus 22.9% for the comparable period in 2005.

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General	Three Months Ended			Six Months Ended
and Administrative Expenses			Percentage			Percentage
(Combined)	07/02/06	07/03/05	Change	07/02/06	07/03/05	Change
	(In thousands)			(In thousands)
Modular Carpet	$162,841	$142,302	14.4%	$308,049	$279,334	10.3%
Bentley Prince Street	32,228	28,975	11.2%	60,815	56,562	7.5%
Fabrics Group	36,799	49,397	(25.5)%	88,705	96,894	(8.5)%
Specialty Products	2,806	3,636	(22.8)%	5,914	8,086	(26.9)%
Corporate Expenses and Eliminations	1,218	1,012	20.4%	2,363	1,991	18.7%
Total	$235,892	$225,322	4.7%	$465,846	$442,867	5.2%

Interest Expenses

For the three-month period ended July 2, 2006, interest expense decreased to $10.9 million, versus $11.5 million in the comparable period in 2005. For the six-month period ended July 2, 2006, interest expense decreased $0.9 million to $22.2 million, versus $23.1 million in the comparable period in 2005. These decreases were due primarily to the lower levels of debt outstanding on a daily basis during each of the first two quarters of 2006 versus the comparable periods in 2005, and were somewhat offset by an overall increase in interest rates when compared with the first two quarters of 2005.

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

Liquidity and Capital Resources

General

At July 2, 2006, we had $27.4 million in cash, and we had $1.6 million in borrowings and $11.4 million in letters of credit outstanding under our revolving credit facility. As of July 2, 2006, we could have incurred $91.8 million of additional borrowings under our revolving credit facility.

Analysis of Cash Flows

Our primary sources of cash during the six-month period ended July 2, 2006, were (1) $28.8 million received from the sale of our European fabrics business, (2) $5.7 million from the exercise of employee stock options, and (3) $1.6 million of borrowings on our revolving credit facility. The primary uses of cash for the six months ended July 2, 2006 were (1) $31.0 million for repurchases of the Company’s 7.3% seniors notes, (2) $21.9 million related to an increase in inventory levels, and (3) $17.2 million for bond interest payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, under Item 7A of that Form 10-K. Our discussion here focuses on the quarter ended July 2, 2006, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At July 2, 2006, we recognized an $11.5 million decrease in our foreign currency translation adjustment account compared to January 1, 2006, primarily because of the strengthening of the U.S. dollar against the Euro.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at July 2, 2006. The values that result from these computations are compared with the market values of these financial instruments at July 2, 2006. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of July 2, 2006, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $20.5 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $19.5 million.

As of July 2, 2006, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $7.7 million or an increase in the fair value of our financial instruments of $6.3 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the second quarter of 2006. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual meeting of shareholders on May 18, 2006.

(b)	Not applicable.

(c)	The matters considered at the annual meeting, and votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, relating to each matter are as follows:

(i)    Election of the following Directors:

Class A	For	Withheld

Dianne Dillon-Ridgley	29,694,981	13,708,843
June M. Henton	28,113,166	15,290,658
Christopher G. Kennedy	28,125,889	15,277,935
Thomas R. Oliver	28,126,889	15,276,935

Class B	For	Withheld

Ray C. Anderson	6,054,548	0
Edward C. Callaway	6,039,614	14,934
Carl I. Gable	6,039,468	15,080
Daniel T. Hendrix	6,007,706	46,842
James B. Miller, Jr.	6,029,068	25,480
Clarinus C. Th. van Andel	5,843,970	210,578

(ii)    Proposal to approve the Company’s adoption of an amendment and restatement of the Interface, Inc. Omnibus Stock Incentive Plan:

For:	41,179,273
Against:	4,030,716
Abstain:	35,856
Broker Non-Votes:	4,212,527

(iii)    Proposal to ratify the appointment of BDO Seidman LLP to serve as independent auditors for 2006:

For:	49,271,422
Against:	161,955
Abstain:	24,995

(d)	Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1
Interface, Inc. Omnibus Stock Incentive Plan, as amended and restated February 22, 2006 (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 18, 2006, previously filed with the Commission and incorporated herein by reference).

10.2
Sixth Amended and Restated Credit Agreement, dated as of June 30, 2006, among the Company (and certain subsidiaries), the lenders listed therein, Wachovia Bank, National Association, Bank of America, N.A. and General Electric Capital Corporation (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2006, previously filed with the Commission and incorporated herein by reference).

10.3
Fifth Amendment to Employment Agreement of Ray C. Anderson, dated July 26, 2006 (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2006, previously filed with the Commission and incorporated herein by reference).

10.4
Fifth Amendment to Change in Control Agreement of Ray C. Anderson, dated July 26, 2006 (included as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2006, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: August 4, 2006	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
32.2