Form 10-K/A
period 2006-01-01
INTERFACE INC
filed 2006-10-31
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 1, 2005 (assuming conversion of Class B Common Stock into Class A Common Stock): $394,206,089 (47,210,310 shares valued at the last sales price of $8.35 on July 1, 2005). See Item 12.
     Number of shares outstanding of each of the registrant’s classes of Common Stock, as of March 1, 2006:

Class	Number of Shares
Class A Common Stock, $0.10 par value per share	46,952,769

Class B Common Stock, $0.10 par value per share	7,067,047

Explanatory Note
We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, for the purpose of correcting the list of our “named executive officers” (within the meaning of Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended) and certain related disclosures in Items 11 and 12 of Part III. Due to an inadvertent miscalculation, we previously erroneously reported that Robert A. Coombs, rather than Patrick C. Lynch, was our fourth most highly compensated executive officer, other than our chief executive officer, within the meaning of the “named executive officer” definition, for our fiscal year ended January 1, 2006.
This amendment does not reflect events occurring after the filing of the original Form 10-K or, except as indicated above and except for updating changes to the list of exhibits in Item 15 of Part IV, modify or update the information in the original filing of this Form 10-K.

PART III
ITEM 11. EXECUTIVE COMPENSATION
     Item 11 is hereby amended by inserting the following disclosures in place of the disclosures appearing under the correlative headings under Item 11 of the original filing of this Form 10-K (the content of which was incorporated by reference from our Proxy Statement related to our 2006 Annual Meeting of Shareholders, filed with the Securities & Exchange Commission on April 19, 2006 (our “Proxy Statement”)).
     The disclosures under the heading “Compensation Committee Report on Executive Compensation” and “Stock Performance” are unchanged, although we note for the sake of clarification that Mr. Lynch is among the group of executive officers (which includes Messrs. Willoch and Bertolucci) not directly accountable for the profitability of an individual business unit, as described in the Compensation Committee Report under “Annual Bonuses.”
Summary of Cash and Certain Other Compensation
     The following table sets forth, for each of the last three fiscal years of the Company, certain information concerning compensation paid by the Company and its subsidiaries to the Company’s Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (referred to herein as the “named executive officers”) based on salary and bonus earned in fiscal 2005. For each of the last three fiscal years of the Company, the total amount of perquisites and other personal benefits paid to each named executive officer did not exceed the lesser of $50,000 or 10% of such officer’s total annual salary and bonus, and thus are not included in the table.

Summary Compensation Table

				Long Term
Annual Compensation				Compensation Awards
				Restricted	Securities
				Stock	Underlying	All Other
		Salary	Bonus	Awards	Options	Compensation
Name and Principal Position	Year	($)	($)	($)(1)	(#)	($)(2)
Daniel T. Hendrix	2005	725,000	980,925	596,700	-0-	76,232
President and Chief	2004	650,062	593,450	292,500	50,000	90,610
Executive Officer	2003	637,520	155,384	135,500	50,000	76,032

John R. Wells	2005	475,000	427,656	367,200	-0-	17,466
Senior Vice President	2004	400,000	326,308	175,500	30,000	11,649
(Division President)	2003	396,666	153,039	81,300	30,000	9,056

Raymond S. Willoch	2005	335,000	355,770	279,990	-0-	12,350
Senior Vice President	2004	305,000	231,404	117,000	20,000	8,186
and General Counsel	2003	303,333	58,328	54,200	20,000	7,037

Michael D. Bertolucci	2005	297,500	315,945	-0-	-0-	5,774
Senior Vice President	2004	288,750	219,075	-0-	-0-	7,968
	2003	274,999	52,940	-0-	-0-	6,745

Patrick C. Lynch	2005	286,043	303,732	252,450	-0-	10,454
Vice President and	2004	257,500	195,365	117,000	20,000	7,083
Chief Financial Officer	2003	236,667	45,898	68,750	25,000	4,000

(1)	Represents the dollar value of restricted stock awarded to the named executive officer (calculated by multiplying the number of shares awarded by the closing price of the Company’s Class A Common Stock as reported by the Nasdaq Stock Market on the date of grant). As of January 1, 2006, total restricted stock awards outstanding and related fair market values (based on the closing price of the Company’s Class A Common Stock as reported by the Nasdaq Stock Market on December 30, 2005) were as follows: Mr. Hendrix — 456,714 shares ($3,754,189); Mr. Wells — 237,087 shares ($1,948,855); Mr. Willoch — 159,350 shares ($1,309,857); Mr. Bertolucci — 58,932 shares ($484,421); and Mr. Lynch — 80,833 shares ($664,447). Awards of restricted stock vest in increments of one-half, except for the 2003 awards which vest in increments of one-third. With respect to the 2003 awards, the first two increments (one-third each) vest no earlier than the first and third anniversaries, respectively, of the grant date and only if a pre-determined performance target has been met on or after such anniversary (for Messrs. Hendrix, Willoch and Lynch, the performance target is based on appreciation of Class A Common Stock price and, for Mr. Wells, the performance target is based on an increase in sales volume within his business unit). The 2004 awards vest in two increments (one-half each) no earlier than the second and third anniversaries, respectively, of the grant date and only if a pre-determined performance target has been met on or after such anniversary (the performance targets for the 2004 awards are based on the same criteria as the 2003 awards). The 2005 awards vest in two increments (one-half each) no earlier than the first and second anniversaries, respectively, of the grant date and only if a pre-determined performance target has been met on or after such anniversary (for Messrs. Hendrix, Willoch and Lynch, the performance target is based on increases in the Company’s operating income and, for Mr. Wells, the performance target is based on an increase in operating income in his business unit). All unvested awards (i.e., all award shares not vested previously under the performance criteria) will vest on the seventh anniversary of the grant date for the 2003 awards, and on the fifth anniversary of the grant date for the 2004 and 2005 awards (except that only 75% of the shares under the 2005 awards are eligible to vest based on lapse of time). Shares of restricted stock have voting rights, and dividends (to the extent any are declared by the Board of Directors) are paid on those shares.

(2)	Includes the Company’s matching contribution under the Company’s 401(k) plan and/or its Nonqualified Savings Plan ($4,200, $17,466, $12,350, $5,774 and $10,454 for Messrs. Hendrix, Wells, Willoch, Bertolucci and Lynch, respectively, in 2005), and, in the case of Mr. Hendrix, the dollar value of the annual premiums paid by the Company under a life insurance policy pursuant to a split-dollar insurance agreement with him ($72,032 in 2005).

Compensation Pursuant to Salary Continuation Plan
     The Company maintains a nonqualified salary continuation plan (the “Salary Continuation Plan”) which is designed to induce selected employees of the Company to remain in the employ of the Company by providing them with retirement, disability and death benefits in addition to those which they may receive under the Company’s other benefit programs. The Salary Continuation Plan entitles participants to (i) retirement benefits upon normal retirement from the Company at age 65 (or early retirement as early as age 55) after completing at least 15 years of service with the Company (unless otherwise provided in the plan), payable for the remainder of their lives (or, if elected by a participant, a reduced benefit is payable for the remainder of the participant’s life and any surviving spouse’s life) and in no event for less than 10 years under the death benefit feature; (ii) disability benefits payable for the period of any pre-retirement total disability; and (iii) death benefits payable to the designated beneficiary of the participant for a period of up to 10 years (or, if elected by a surviving spouse that is the designated beneficiary, a reduced benefit is payable for the remainder of such surviving spouse’s life). Benefits are determined according to one of three formulas contained in the Salary Continuation Plan. The Salary Continuation Plan is administered by the Compensation Committee, which has full discretion in choosing participants and the benefit formula applicable to each. The Company’s obligations under the Salary Continuation Plan are currently unfunded (although the Company uses insurance instruments to hedge its exposure thereunder); however, the Company is required to contribute the present value of its obligations thereunder to an irrevocable grantor trust in the event of a “Change in Control” (as such term is defined in the Salary Continuation Plan) of the Company. Each of Messrs. Hendrix, Wells and Willoch has entered into a Salary Continuation Agreement with the Company pursuant to the Salary Continuation Plan. The annual retirement benefit for Messrs. Hendrix, Wells and Willoch would be $326,102, $211,001 and $153,481, respectively, based on their compensation during the measurement periods ended in 2005 (and assuming retirement at age 55 and no election of spousal survivor benefit).
Stock Option Grants
     No stock options were granted to the named executive officers during fiscal year 2005.
Option Exercises and Year-End Option Values
     The following table sets forth, for each of the named executive officers, (i) the number of shares of Common Stock received upon exercise of options, (ii) the aggregate dollar value received upon exercise, (iii) the number of options held at fiscal year-end, and (iv) the value of such options at fiscal year-end.
Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Shares		Number of Unexercised	Value of Unexercised In-the-Money
	Acquired	Value	Options at Fiscal Year-End (#)	Options At Fiscal Year-End ($)(1)
Name	On Exercise (#)	Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Daniel T. Hendrix	50,000	$344,023	372,470/37,534	$519,738/$52,400
John R. Wells	36,000	$18,180	220,115/14,719	$471,113/$20,960
Raymond S. Willoch	28,500	$167,905	121,595/8,740	$92,160/$13,880
Michael D. Bertolucci.	38,700	$162,445	88,077/10,411	$6,300/$20,960
Patrick C. Lynch	-0-	-0-	96,000/9,000	$132,173/$35,800

(1)	Aggregate market value of the shares issuable upon exercise of the options (based on December 30, 2005 closing price for Class A Common Stock of $8.22 per share), less the aggregate exercise price payable by the named executive officer.
Long Term Incentive Awards
     The following table sets forth, for each of the named executive officers, incentive awards relating to a performance period occurring over more than one fiscal year. Each of the awards is part of a special incentive program implemented by the Compensation Committee effective during fiscal years 2005-2006. The special incentive program provides executive officers of the Company a bonus compensation opportunity that is based on the achievement of a key business performance objective by the end of fiscal year 2006. The performance objective is reduction in Company debt and/or accumulation of cash on the balance sheet totaling a specified amount by December 31, 2006. (The baseline is the fiscal 2004 year-end balance sheet.) The payout to each executive officer for the achievement of the performance objective would be a cash amount equaling 50% of the officer’s respective base salary (at the time of achievement). Any bonus paid under this program would be excluded from any severance benefits available to the officer in case of termination (except in the case of termination following a change in control of the Company), and also would be excluded from the final average earnings formulas of Salary Continuation Agreements and all other applicable retirement or pension plans.

	Total Amount of Potential		Estimated Potential
	Bonus Under Special		Payout if Performance
Name	Incentive Program	Performance Period	Objective is Met
Daniel T. Hendrix	50% of One Year’s Base Salary	01/03/05 to 12/31/06	$362,500
John R. Wells	50% of One Year’s Base Salary	01/03/05 to 12/31/06	$245,000
Raymond S. Willoch	50% of One Year’s Base Salary	01/03/05 to 12/31/06	$173,750
Michael D. Bertolucci	50% of One Year’s Base Salary	01/03/05 to 12/31/06	$148,750
Patrick C. Lynch	50% of One Year’s Base Salary	01/03/05 to 12/31/06	$150,000
Employment Agreements
     In April 1997, the Company entered into substantially similar employment agreements with each of Messrs. Hendrix, Wells, Willoch and Bertolucci. In October 2005, the Company entered into a substantially similar employment agreement with Mr. Lynch. Each of their agreements is for a rolling two-year term, such that the remaining term is always two years (until such time as the executive reaches the age of 63, at which time the term is fixed for an additional two years and then expires upon the executive reaching age 65; Mr. Bertolucci’s agreement has now expired). The Company may terminate any of such agreements upon two years’ notice. In the event that the Company terminates an officer’s employment without just cause, the officer will be entitled to continue to receive his salary and bonus, and participate in certain employee benefit plans, for the remainder of the term of the agreement. The officer also will immediately vest in all unvested employee stock options, and a percentage of theretofore unvested restricted stock awards (as specified in the applicable restricted stock agreement). The employment agreements also contain provisions placing restrictions on the officer’s ability to compete with the Company following the termination of the agreement.
Change in Control Agreements
     In April 1997, each of Messrs. Hendrix, Wells, Willoch and Bertolucci entered into substantially similar “change in control agreements” with the Company. In October 2005, the Company entered into a substantially similar change in control agreement with Mr. Lynch. Each of their agreements is for a rolling two-year term, such that the remaining term is always two years (until such time as the executive reaches the age of 63, at which time the term is fixed for an additional two years and then expires upon the executive reaching age 65; Mr. Bertolucci’s agreement has now expired). The Company generally may terminate any of such agreements upon two years’ notice. The agreements provide for certain benefits in the event of a termination of employment under certain circumstances in connection with a “Change in Control” (as defined in the agreements) of the Company. In general, each agreement provides benefits to the officer upon an “Involuntary Termination” (essentially, termination without cause) or a “Voluntary Termination” (essentially, resignation in the face of coercive tactics) occurring within 24 months after or six months prior to the date of a change in control. Upon any such termination, the officer will be entitled to receive the following benefits: (i) the officer’s then-current salary, for the balance of the term, paid in a lump sum discounted to present value; (ii) bonus payments for the balance of the term, paid in a lump sum discounted to present value and based upon the bonuses received during the two years prior to the termination, as well as a prorated bonus for the year in which employment is terminated; (iii) continuation of health and life insurance coverage for the balance of the term; and (iv) continuation of eligibility to participate in Company retirement plans for the balance of the term, or the provision of comparable benefits. In addition, the officer will immediately vest in all unvested employee stock options and restricted stock awards in the event of a Change in Control. Benefits paid under the change in control agreements will be reduced by the compensation and benefits, if any, paid to an officer pursuant to his employment agreement with the Company. If the payment of any such benefits would result in the imposition of an excise tax under Section 4999 of the Internal Revenue Code, the officer is entitled to receive a “gross-up” payment to cover the amount of the excise taxes and any related taxes on the gross-up payment.
Compensation of Directors
     The Company’s non-employee directors (“outside directors”) are paid an annual director’s fee of $30,000, plus $1,000 for each Board or Board committee meeting attended. Outside directors who serve on the Audit Committee or the Compensation Committee are paid an additional $5,000 per year, except that the Chairperson of the Audit Committee and the Chairperson of the Compensation Committee are paid an additional $10,000 per year (rather than $5,000). In addition, the lead independent director of the Board is paid an incremental $10,000 per year. Directors also are reimbursed for expenses in connection with attending Board and Committee meetings.
     In 2005, each director also was awarded 3,000 restricted shares of Company stock. The awards of restricted stock vest in two increments of one-half each, no earlier than the first and second anniversaries, respectively, of the grant date of the award and only if the Company’s operating income has risen to a specified target level. All unvested shares will vest on the third anniversary of the grant date.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Item 12 is hereby amended by adding the following information regarding the beneficial ownership of each class of the Company’s Common Stock by Mr. Lynch as of February 1, 2006:

		Amount and			Percent of
	Title	Nature of		Percent	Class A
	of	Beneficial		of	After
Beneficial Owner (and Business Address of 5% Owners)	Class	Ownership(i)		Class(i)	Conversion(ii)
Patrick C. Lynch	Class A	46,000		*	*
	Class B	162,100	(iii)	2.2%

*	Less than 1%.

(i)	Shares of Class B Common Stock are convertible, on a share-for-share basis, into shares of Class A Common Stock. The number of Class A shares indicated as beneficially owned by each person or group does not include Class A shares such person or group could acquire upon conversion of Class B shares. The Percent of Class is calculated assuming that the beneficial owner has exercised any conversion rights, options or other rights to subscribe held by such beneficial owner that are exercisable within 60 days (not including Class A shares that could be acquired upon conversion of Class B shares), and that no other conversion rights, options or rights to subscribe have been exercised by anyone else.

(ii)	Represents the percent of Class A shares the named person or group would beneficially own if such person or group, and only such person or group, converted all Class B shares beneficially owned by such person or group into Class A shares.

(iii)	Includes 91,100 restricted Class B shares, and 71,000 Class B shares that may be acquired by Mr. Lynch pursuant to exercisable stock options.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     a.3. Exhibits
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

Exhibit
Number		Description of Exhibit

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

Exhibit
Number		Description of Exhibit

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
Interface, Inc. Nonqualified Savings Plan II, dated as of January 1, 2005 (included as Exhibit 4 to the Company’s registration statement on Form S-8 dated November 29, 2004, previously filed with the Commission and incorporated herein by reference); and First Amendment thereto, dated as of December 28, 2005.* #

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

10.14	—	Change in Control Agreement of Michael D. Bertolucci dated April 1, 1997 (included as Exhibit 10.26

Exhibit
Number		Description of Exhibit

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

10.24	—	Split Dollar Insurance Agreement, dated effective as of February 21, 1997, between the Company

Exhibit
Number		Description of Exhibit

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

21	—	Subsidiaries of the Company. #
23	—	Consent of BDO Seidman, LLP. #
24	—	Power of Attorney (see signature page of this Report) #
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
32.1	—
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

*	Management contract or compensatory plan or agreement required to be filed pursuant to Item 14(c) of this Report.

#	Filed with the original filing of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 27, 2006

INTERFACE, INC.
By:	/s/ DANIEL T. HENDRIX
Daniel T. Hendrix
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

* Ray C. Anderson	Chairman of the Board	October 27, 2006

/s/ DANIEL T. HENDRIX Daniel T. Hendrix	President, Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2006

/s/ PATRICK C. LYNCH Patrick C. Lynch	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 27, 2006

* Edward C. Callaway	Director	October 27, 2006

* Dianne Dillon-Ridgley	Director	October 27, 2006

* Carl I. Gable	Director	October 27, 2006

* June M. Henton	Director	October 27, 2006

* Christopher G. Kennedy	Director	October 27, 2006

K. David Kohler	Director

* James B. Miller, Jr.	Director	October 27, 2006

* Thomas R. Oliver	Director	October 27, 2006

* Clarinus C.Th. van Andel	Director	October 27, 2006

*By: /s/ DANIEL T. HENDRIX Daniel T. Hendrix	Attorney-In-Fact	October 27, 2006

EXHIBIT INDEX

Exhibit
Number
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
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