Form 10-Q
period 2006-11-08
INTERFACE INC
filed 2006-11-13
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended October 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Shares outstanding of each of the registrant's classes of common stock at November 6, 2006:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	48,092,710
Class B Common Stock, $.10 par value per share	6,739,262

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)
	OCTOBER 1, 2006	JANUARY 1, 2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$28,897	$51,312
Accounts Receivable, net	159,184	141,408
Inventories	149,775	130,209
Prepaid and Other Expenses	20,499	16,624
Deferred Income Taxes	4,474	4,540
Assets of Businesses Held for Sale	3,049	5,526

TOTAL CURRENT ASSETS	365,878	349,619

PROPERTY AND EQUIPMENT, less
accumulated depreciation	183,060	185,643
DEFERRED TAX ASSET	72,154	69,043
GOODWILL	177,502	193,705
OTHER ASSETS	42,869	40,980
	$841,463	$838,990
LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT LIABILITIES:
Accounts Payable	$55,119	$50,312
Accrued Expenses	83,267	85,581
Liabilities of Businesses Held for Sale	1,679	4,214

TOTAL CURRENT LIABILITIES	140,065	140,107

LONG-TERM DEBT, less current maturities	21,541	--
SENIOR NOTES	284,510	323,000
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	21,049	23,534
OTHER	40,406	40,864

TOTAL LIABILITIES	642,571	662,505

Minority Interest	5,098	4,409

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Preferred Stock	--	--
Common Stock	5,478	5,334
Additional Paid-In Capital	242,406	234,314
Retained Deficit	(3,536)	(1,443)
Foreign Currency Translation Adjustment	(22,772)	(38,347)
Minimum Pension Liability	(27,782)	(27,782)

TOTAL SHAREHOLDERS' EQUITY	193,794	172,076

	$841,463	$838,990

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	OCTOBER 1, 2006	OCTOBER 2, 2005	OCTOBER 1, 2006	OCTOBER 2, 2005
NET SALES	$270,612	$243,898	$779,924	$725,158
Cost of Sales	185,278	167,357	534,441	500,250

GROSS PROFIT ON SALES	85,334	76,541	245,483	224,908
Selling, General and Administrative Expenses	60,331	56,029	177,014	166,003
Impairment of Goodwill	--	--	20,712	--
Restructuring Charge	--	--	3,260	--
Loss on Disposal - European Fabrics	--	--	1,723	--

OPERATING INCOME	25,003	20,512	42,774	58,905
Interest Expense	10,504	11,402	32,672	34,486
Other Expense	381	171	1,362	1,039

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	14,118	8,939	8,740	23,380
Income Tax Expense	5,012	3,602	10,810	11,180

Income (Loss) from Continuing Operations	9,106	5,337	(2,070)	12,200
Loss from Discontinued Operations, Net of Tax	--	(216)	(27)	(14,741)
Loss on Disposal of Discontinued Operations, Net of Tax	--	--	--	(1,935)
NET INCOME (LOSS)	$9,106	$5,121	$(2,097)	$(4,476)

Earnings (Loss) Per Share - Basic
Continuing Operations	$0.17	$0.10	$(0.04)	$0.24
Discontinued Operations	--	--	--	(0.29)
Loss on Disposal of Discontinued Operations	--	--	--	(0.04)

Earnings (Loss) Per Share - Basic	$0.17	$0.10	$(0.04)	$(0.09)

Earnings (Loss) Per Share - Diluted
Continuing Operations	$0.17	$0.10	$(0.04)	$0.23
Discontinued Operations	--	--	--	(0.28)
Loss on Disposal of Discontinued Operations	--	--	--	(0.03)

Earnings (Loss) Per Share - Diluted	$0.17	$0.10	$(0.04)	$(0.08)

Common Shares Outstanding - Basic	53,454	51,648	53,175	51,457
Common Shares Outstanding - Diluted	55,070	53,444	53,175	52,779

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	OCTOBER 1, 2006	OCTOBER 2, 2005	OCTOBER 1, 2006	OCTOBER 2, 2005

Net Income (Loss)	$9,106	$5,121	$(2,097)	$(4,476)
Other Comprehensive Income (Loss), Foreign
Currency Translation Adjustment	4,104	(2,235)	15,575	(24,404)
Comprehensive Income (Loss)	$13,210	$2,886	$13,478	$(28,880)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	OCTOBER 1, 2006	OCTOBER 2, 2005

OPERATING ACTIVITIES:
Net loss	$(2,097)	$(4,476)
Impairment of fixed assets, related to discontinued operations	--	3,466
Loss from discontinued operations	27	11,275
Loss on disposal of discontinued operations	--	1,935
Income (loss) from continuing operations	(2,070)	12,200
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:
Impairment of Goodwill	20,712	--
Restructuring Charge	2,708	--
Depreciation and amortization	22,892	23,291
Deferred income taxes and other	(5,416)	(10,791)
Working capital changes:
Accounts receivable	(23,089)	(4,280)
Inventories	(27,774)	(12,563)
Prepaid expenses	(3,818)	(7,588)
Accounts payable and accrued expenses	2,478	2,434

Cash provided by (used in) continuing operations	(13,377)	2,703
Cash provided by discontinued operations	--	10,355

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	(13,377)	13,058

INVESTING ACTIVITIES:
Capital expenditures	(23,135)	(12,594)
Cash proceeds from sale of discontinued operations	--	551
Cash proceeds from sale of European Fabrics	28,837	--
Investment in intellectual property	--	(2,700)
Other	(4,279)	(3,148)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	1,423	(17,891)

FINANCING ACTIVITIES:
Net borrowing of long-term debt	21,541	14,595
Repurchase of senior subordinated notes	(38,490)	--
Debt issuance cost	(710)	--
Proceeds from issuance of common stock	5,957	2,589

CASH PROVIDED BY (USED IN) BY FINANCING ACTIVITIES:	(11,702)	17,184

Net cash provided by (used in) operating, investing and
financing activities	(23,656)	12,351
Effect of exchange rate changes on cash	1,241	(2,349)

CASH AND CASH EQUIVALENTS:
Net change during the period	(22,415)	10,002
Balance at beginning of period	51,312	22,164

Balance at end of period	$28,897	$32,166

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

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - INVENTORIES

Inventories are summarized as follows:

	October 1, 2006	January 1, 2006
	(In thousands)
Finished Goods	$84,461	$71,893
Work in Process	20,195	16,792
Raw Materials	45,119	41,524
	$149,775	$130,209

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. For the three-month period ended October 1, 2006, outstanding options to purchase 45,000 shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares during these periods. For the nine months ended October 1, 2006, outstanding options to purchase 1,884,000 shares were not included in the computation of diluted loss per share as the Company was in a net loss from continuing operations position and thus any potential common shares were anti-dilutive. For the three-month and nine-month periods ended October 2, 2005, outstanding options to purchase 194,000 and 529,000 shares of common stock, respectively, were not included in the computation of diluted earnings (loss) per share as the exercise prices of these options were greater than the average market price of the common shares during these periods.

The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three-month and nine-month periods ended October 1, 2006, and October 2, 2005, respectively.

For the Three-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share
	(In Thousands Except Per Share Amounts)
October 1, 2006	$9,106	53,454	$0.17
Effect of Dilution:
Options and Restricted Stock	--	1,616	--

Diluted	$9,106	55,070	$0.17

October 2, 2005	$5,121	51,648	$0.10
Effect of Dilution:
Options and Restricted Stock	--	1,796	--

Diluted	$5,121	53,444	$0.10

For the Nine-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share
	(In Thousands Except Per Share Amounts)
October 1, 2006	$(2,097)	53,175	$(0.04)
Effect of Dilution:
Options and Restricted Stock	--	--	--

Diluted	$(2,097)	53,175	$(0.04)

October 2, 2005	$(4,476)	51,457	$(0.09)
Effect of Dilution:
Options and Restricted Stock	--	1,322	0.01

Diluted	$(4,476)	52,779	$(0.08)

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

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Fabrics Group	Specialty Products	Total
	(In thousands)
Three Months Ended
October 1, 2006
Net sales	$193,640	$37,098	$36,391	$3,483	$270,612
Depreciation and amortization	3,572	443	1,987	33	6,035
Operating income (loss)	24,309	2,239	(532)	87	26,103

Three Months Ended
October 2, 2005
Net sales	$157,962	$32,104	$49,869	$3,963	$243,898
Depreciation and amortization	3,104	403	2,363	17	5,887
Operating income	18,059	849	1,916	188	21,012

Nine Months Ended
October 1, 2006
Net sales	$545,998	$100,130	$124,385	$9,411	$779,924
Depreciation and amortization	10,968	1,354	7,095	70	19,487
Operating income (loss)	68,618	4,456	(26,938)	101	46,237

Nine Months Ended
October 2, 2005
Net sales	$475,170	$89,634	$147,876	$12,478	$725,158
Depreciation and amortization	10,151	1,210	8,049	95	19,505
Operating income	55,933	1,817	3,029	617	61,396

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$6,035	$5,887	$19,487	$19,505
Corporate depreciation and amortization	1,210	1,210	3,405	3,786
Reported depreciation and amortization	$7,245	$7,097	$22,892	$23,291
OPERATING INCOME
Total segment operating income	$26,103	$21,012	$46,237	$61,396
Corporate expenses and other reconciling amounts	(1,100)	(500)	(3,463)	(2,491)
Reported operating income	$25,003	$20,512	$42,774	$58,905

			October 1, 2006	January 1, 2006
ASSETS			(In thousands)
Total segment assets			$739,090	$752,492
Discontinued operations			3,049	5,526
Corporate assets and eliminations			99,324	80,972
Reported total assets			$841,463	$838,990

Due primarily to the sale of the European fabrics business (as described in Note 14) and the related impairment of goodwill (as described in Note 13), the total segment assets of the Fabrics Group decreased by approximately $53.4 million, from $209.5 million to $156.1 million, during the nine-month period ended October 1, 2006.

Restructuring activities by segment

The table below details the restructuring activities undertaken in the first nine months of 2006 by segment. These charges were all incurred during the first quarter of 2006. There were no restructuring activities in the corresponding period of 2005.

Nine Months Ended October 1, 2006	Modular Carpet	Bentley Prince Street	Fabrics Group	Specialty Products	Total
	(In thousands)
Total amounts expected to be incurred	$--	$--	$3,260	$--	$3,260

Cumulative amounts incurred to date	--	--	3,260	--	3,260

Total amounts incurred in the period	--	--	3,260	--	3,260

NOTE 5 - LONG-TERM DEBT

On June 30, 2006, the Company amended and restated its revolving credit facility. Under the amendment and restatement, the maximum aggregate amount of loans and letters of credit available to the Company at any one time was increased from $100 million to $125 million, subject to a borrowing base limitation. The amended credit facility matures on June 30, 2011. The revolving credit facility includes a domestic U.S. Dollar syndicated loan and letter of credit facility up to the lesser of (1) $125 million, or (2) a borrowing base equal to the sum of specified percentages of eligible property and equipment, accounts receivable, finished goods inventory and raw materials inventory in the U.S. (the percentages and eligibility requirements for the borrowing base are specified in the credit facility), less certain reserves. The previous facility included a multicurrency syndicated loan and letter of credit facility in British pounds, which has been removed from the amended facility.

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

Under the amended facility, our negative covenants have been relaxed in several respects, including with respect to the repayment of our other indebtedness and the payment of dividends and limiting their application to Interface, Inc. and its domestic subsidiaries. Additionally, the financial covenants have been amended to delete the senior secured debt coverage ratio and to modify the terms of the sole remaining financial covenant, a fixed charge coverage test. The Company is currently in compliance under the revolving credit facility and anticipates that it will remain in compliance with the covenants.

As of October 1, 2006, $21.5 million in borrowings at a weighted-average interest rate of approximately 7.6% and $10.4 million in letters of credit were outstanding under the revolving credit facility. As of October 1, 2006, the Company could have incurred $76.0 million of additional borrowings under its revolving credit facility.

As of October 1, 2006, the estimated fair values (based on then-current market prices) of the 9.5% Senior Subordinated Notes due 2014, the 10.375% Senior Notes due 2010 and the 7.3% Senior Notes due 2008 were $139.7 million, $192.5 million and $111.1 million, respectively.

NOTE 6 - STOCK-BASED COMPENSATION

 Stock Option Awards

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” This standard requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services - the requisite service period (usually the vesting period) - in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS No. 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. SFAS No. 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its 2006 expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

 If compensation costs for the Company’s stock options had been determined based on the fair value at the grant dates for awards made prior to the implementation of SFAS No. 123R, under those plans and consistent with SFAS No. 123R, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net income (loss) as reported	$9,106	$5,121	$(2,097)	$(4,476)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(77)	(157)	(267)	(436)
Add: Recognized stock-based compensation	77	--	267	--

Pro forma net income (loss)	$9,106	$4,964	$(2,097)	$(4,912)

Basic earnings (loss) per share as reported	$0.17	$0.10	$(0.04)	$(0.09)
Basic pro forma earnings (loss) per share	$0.17	$0.10	$(0.04)	$(0.10)
Diluted earnings (loss) per share as reported	$0.17	$0.10	$(0.04)	$(0.08)
Diluted pro forma earnings (loss) per share	$0.17	$0.10	$(0.04)	$(0.09)

The Company recognized stock compensation costs of $0.1 million and zero in the third quarters of 2006 and 2005, respectively, and $0.3 million and zero, respectively, in the first nine months of 2006 and 2005, respectively. The remaining unrecognized compensation cost related to unvested awards at October 1, 2006, approximated $0.5 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first nine months of fiscal years 2006 and 2005:

	Nine Months Ended October 1, 2006	Nine Months Ended October 2, 2005
Risk free interest rate	4.57%	4.22%
Expected life	3.17 Years	2.0 Years
Expected volatility	60%	60%
Expected dividend yield	0%	0%

The weighted average grant date fair value of stock options granted during the first nine months of fiscal year 2006 was $4.42 per share.

The following table summarizes stock options outstanding as of October 1, 2006, as well as activity during the nine-month period then ended:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	2,925,000	$5.81
Granted	90,000	10.49
Exercised	1,095,000	5.70
Forfeited or canceled	36,000	3.56
Outstanding at October 1, 2006 (a)	1,884,000	$6.13

Exercisable at October 1, 2006 (b)	1,526,000	$6.26

(a) At October 1, 2006, the weighted-average remaining contractual life of options outstanding was 4.0 years.
(b) At October 1, 2006, the weighted-average remaining contractual life of options exercisable was 3.6 years.

At October 1, 2006, the aggregate intrinsic values of options outstanding and options exercisable were $12.7 million and $9.9 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first nine months of fiscal years 2006 and 2005 are provided in the following table:

	Nine Months Ended
	October 1, 2006	October 2, 2005
	(In thousands)
Proceeds from stock options exercised	$6,244	$2,557
Intrinsic value of stock options exercised	$7,033	$1,893

Restricted Stock Awards

During the nine months ended October 1, 2006, and October 2, 2005, the Company granted restricted stock awards for 394,000 and 386,000 shares, respectively, of Class B common stock. These awards (or a portion thereof) vest with respect to each recipient over a three to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $2.5 million and $1.3 million for the nine months ended October 1, 2006, and October 2, 2005, respectively. SFAS No. 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its 2006 expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of October 1, 2006, and during the nine-month period then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	1,471,000	$7.68
Granted	394,000	8.64
Vested	545,000	7.60
Forfeited or canceled	9,000	7.76
Outstanding at October 1, 2006	1,311,000	$8.00

As of October 1, 2006, the unrecognized total compensation cost related to unvested restricted stock was $5.4 million. That cost is expected to be recognized by the end of 2010.

As stated above, SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. In prior years, the Company did not estimate the forfeitures of its restricted stock as the expense was recorded. In accordance with the standard, the Company is required to record a cumulative effect of the change in accounting principle to reduce previously recognized compensation for awards not expected to vest (i.e. forfeited or canceled awards). Upon adoption of SFAS No. 123R, the Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within the selling, general and administrative expense on the Company’s consolidated condensed statement of operations. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the consolidated condensed statement of operations.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended October 1, 2006, and October 2, 2005, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
Service cost	$464	$644	$1,368	$1,961
Interest cost	2,448	2,556	7,220	7,782
Expected return on assets	(2,755)	(2,650)	(8,127)	(8,070)
Amortization of prior service costs	--	6	--	18
Recognized net actuarial (gains)/losses	488	628	1,439	1,913
Amortization of transition obligation	13	43	39	132
Net periodic benefit cost	$658	$1,227	$1,939	$3,736

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
Service cost	$67	$55	$200	$165
Interest cost	212	198	637	594
Amortization of transition obligation	55	55	165	165
Amortization of prior service cost	12	12	36	36
Amortization of (gain)/loss	80	68	240	204
Net periodic benefit cost	$426	$388	$1,278	$1,164

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

Summary operating results for the discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
Net sales	$804	$3,238	$2,796	$29,966
Loss on operations before taxes on income	--	(334)	(38)	(23,160)
Income tax benefit	--	(118)	11	(11,885)
Loss on operations, net of tax	--	(216)	(27)	(11,275)
Impairment loss, net of tax	--	--	--	(3,466)

Assets and liabilities, including reserves, related to the discontinued operations that were held for sale consist of the following:

	October 1, 2006	January 1, 2006
	(In thousands)
Current assets	$1,355	$2,279
Property and equipment	--	898
Other assets	1,694	2,349
Current liabilities	1,168	4,162
Other liabilities	511	52

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to approximately $41.7 million and $43.1 million for the nine-month periods ended October 1, 2006, and October 2, 2005, respectively. Income tax payments amounted to approximately $13.8 million and $9.3 million, for the nine-month periods ended October 1, 2006, and October 2, 2005, respectively.

Cash flows from discontinued operations are included in operating cash flows for all periods presented, as there were no material investing or financing activities related to these discontinued operations.

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 1, 2006

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(IN THOUSANDS)
Net sales	$191,311	$113,666	$--	$(34,365)	$270,612
Cost of sales	145,397	74,246	--	(34,365)	185,278
Gross profit on sales	45,914	39,420	--	--	85,334
Selling, general and administrative
expenses	31,219	23,624	5,488	--	60,331
Impairment of goodwill	--	--	--	--	--
Restructuring charge	--	--	--	--	--
Loss on disposal - European Fabrics	--	--	--	--	--
Operating income (loss)	14,695	15,796	(5,488)	--	25,003
Interest/Other expense	1,920	2,126	6,839	--	10,885
Income (loss) before taxes on income
and equity in income of subsidiaries	12,775	13,670	(12,327)	--	14,118
Income tax expense (benefit)	5,305	3,328	(3,621)	--	5,012
Equity in income (loss) of subsidiaries	--	--	17,812	(17,812)	--
Income (loss) from
continuing operations	7,470	10,342	9,106	(17,812)	9,106
Loss on discontinued operations, net of tax	--	--	--	--	--
Loss on disposal of discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	$7,470	$10,342	$9,106	$(17,812)	$9,106

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 1, 2006

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(IN THOUSANDS)
Net sales	$531,366	$339,903	$--	$(91,345)	$779,924
Cost of sales	401,053	224,733	--	(91,345)	534,441
Gross profit on sales	130,313	115,170	--	--	245,483
Selling, general and administrative
expenses	91,287	68,455	17,272	--	177,014
Impairment of goodwill	--	20,712	--	--	20,712
Restructuring charge	3,260	--	--	--	3,260
Loss on disposal - European Fabrics	--	1,723	--	--	1,723
Operating income (loss)	35,766	24,280	(17,272)	--	42,774
Interest/Other expense	7,638	3,946	22,450	--	34,034
Income (loss) before taxes on income
and equity in income of subsidiaries	28,128	20,334	(39,722)	--	8,740
Income tax expense (benefit)	11,020	13,216	(13,426)	--	10,810
Equity in income (loss) of subsidiaries	--	--	24,199	(24,199)	--
Income (loss) from
continuing operations	17,108	7,118	(2,097)	(24,199)	(2,070)
Income (loss) on discontinued operations, net of tax	2	(29)	--	--	(27)
Loss on disposal of discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	$17,110	$7,089	$(2,097)	$(24,199)	$(2,097)

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 1, 2006
	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$--	$23,417	$5,480	$--	$28,897
Accounts receivable	82,402	71,699	5,083	--	159,184
Inventories	99,710	50,065	--	--	149,775
Prepaids and deferred income taxes	8,945	8,163	7,865	--	24,973
Assets of businesses held for sale	2,532	517	--	--	3,049
Total current assets	193,589	153,861	18,428	--	365,878
Property and equipment
less accumulated depreciation	112,350	65,504	5,206	--	183,060
Investment in subsidiaries	200,010	128,620	141,319	(469,949)	--
Goodwill	108,075	69,427	--	--	177,502
Other assets	13,178	26,648	75,197	--	115,023
	$627,202	$444,060	$240,150	$(469,949)	$841,463
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current Liabilities	$60,358	$67,155	$12,552	$--	$140,065
Long-term debt, less current maturities	--	--	21,541	--	21,541
Senior notes and senior subordinated notes	--	--	419,510	--	419,510
Deferred income taxes	14,899	7,366	(1,216)	--	21,049
Other	10,355	27,784	2,267	--	40,406
Total liabilities	85,612	102,305	454,654	--	642,571

Minority interests	--	5,098	--	--	5,098

Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	5,478	(196,344)	5,478
Additional paid-in capital	191,411	12,525	242,406	(203,936)	242,406
Retained earnings	199,271	265,824	(456,853)	(11,778)	(3,536)
Foreign currency translation adjustment	(1,128)	(16,109)	(5,535)	--	(22,772)
Minimum pension liability	--	(27,782)	--	--	(27,782)
	$627,202	$444,060	$240,150	$(469,949)	$841,463

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS
ENDED OCTOBER 1, 2006

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for)operating activities	$17,234	$(31,301)	$690	$--	$(13,377)

Cash flows from investing activities:
Purchase of plant and equipment	(17,454)	(4,851)	(830)	--	(23,135)
Cash proceeds from sale of European Fabrics	--	28,837	--	--	28,837
Other	(352)	(87)	(3,840)	--	(4,279)
Net cash provided by (used for) investing activities	(17,806)	23,899	(4,670)	--	1,423

Cash flows from financing activities:
Net borrowings	--	--	(16,949)	--	(16,949)
Proceeds from issuance of common stock	--	--	(710)	--	(710)
Debt issuance cost	--	--	5,957	--	5,957
Other	--	--	--	--	--
Net cash provided by (used for)
financing activities	--	--	(11,702)	--	(11,702)

Effect of exchange rate change
on cash	--	1,241	--	--	1,241

Net increase (decrease) in cash	(572)	(6,161)	(15,682)	--	(22,415)
Cash at beginning of period	572	29,578	21,162	--	51,312
Cash at end of period	$--	$23,417	$5,480	$--	$28,897

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year, and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 (the current fiscal year end for the Company) on a prospective basis. As the impact of this statement is largely dependent on the year-end actuarial valuation of its defined benefit plans, the Company is currently assessing the impact SFAS No. 158 will have on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

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

A summary of the restructuring activities is presented below:

	Total Restructuring		Balance at
	Charge	Costs Incurred	October 1, 2006
	(in thousands)
Facilities consolidation	$1,000	$208	$792
Workforce reduction	300	244	56
Other impaired assets	1,960	1,960	--
	$3,260	$2,412	$848

Of the total restructuring charge, $0.3 million relates to expenditures for severance benefits and other similar costs, and $3.0 million relates to non-cash charges, primarily for the write-down of carrying value and disposal of certain assets. The total amounts incurred to date for this restructuring plan are $3.3 million, and there are not expected to be any further expenses related to this plan. The plan is expected to be substantially completed by the end of 2006.

NOTE 13- IMPAIRMENT OF GOODWILL

During the first quarter of 2006, in connection with the sale of its European fabrics business (described in more detail in Note 14), the Company recorded a charge of $20.7 million for the impairment of goodwill related to its fabrics reporting unit and those European operations. This charge was based on a review of the Company’s carrying value of goodwill at its fabrics facilities as compared to the potential fair value as represented by the proposed sale price. When there is an indication that the carrying amount of a portion of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based on an allocation of the estimated fair value of the reporting unit to its underlying assets and liabilities. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. This impairment charge has been included in income (loss) from continuing operations in the consolidated condensed statement of operations for the first nine months of 2006.

NOTE 14 - SALE OF EUROPEAN FABRICS BUSINESS

In April 2006, subsequent to the end of the first quarter of 2006, the Company sold its European fabrics business for $28.8 million to an entity formed by the business’s management team. As indicated above, a first quarter 2006 impairment charge of $20.7 million was recorded in connection with this sale. The major classes of assets and liabilities related to this disposal group included accounts receivable of $11.9 million, inventory of $11.4 million, property, plant and equipment of $9.5 million and accounts payable of $7.6 million. In the second quarter of 2006, the transaction resulted in a net loss on disposal of $1.7 million, which was included in operating income in the consolidated condensed statement of operations.

NOTE 15 - SUBSEQUENT EVENT

On November 10, 2006, we sold 5,750,000 shares of our Class A common stock (which amount includes the underwriters’ exercise in full of their option to purchase an additional 750,000 shares to cover over-allotments) at a public offering price of $14.65 per share pursuant to a common stock offering, resulting in net proceeds of approximately $78.9 million after deducting the underwriting discounts and commissions and estimated offering expenses. We plan to use the net proceeds to repay some of our outstanding debt and may use a portion of such proceeds for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, October 1, 2006, and the comparable period of 2005 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in the Company’s Prospectus Supplement dated October 27, 2006, filed with the Securities and Exchange Commission, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

These discontinued operations had net sales of $0.8 million and $3.2 million in the three-month periods ended October 1, 2006, and October 2, 2005, respectively, and had net sales of $2.8 million and $30.0 million in the nine-month periods ended October 1, 2006, and October 2, 2005, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”). Loss on operations of these businesses, net of tax, was $0.0 million and $0.2 million in the three-month periods ended October 1, 2006, and October 2, 2005, respectively, and $0.0 million and $11.3 million in the nine-month periods ended October 1, 2006, and October 2, 2005, respectively. The Company recorded a $3.5 million write-down (none of which was recorded during the third quarter of 2005), net of taxes, for the impairment of assets during the first nine months of 2005, to adjust the carrying value of the assets of these businesses to their net realizable value.

In the third quarter of 2005, we completed the last in a series of nine transactions by which we sold nine of our owned Re:Source dealer businesses. The nine dealer businesses sold were part of the fifteen Re:Source dealer businesses that we owned at the time our plan to exit the owned dealer businesses was announced in the third quarter of 2004. Eight of the nine businesses were sold to either the general managers of the respective businesses or an entity in which the general manager participated, and the other business was sold to our “aligned”, but not owned, dealer in the relevant geographic region. We have terminated all ongoing operations of the other six owned dealer businesses, and in some cases we are completing their wind-down through subcontracting arrangements. In the first quarter of 2006, we sold certain assets relating to our aligned dealer network, and we are discontinuing its operations as well. During the first nine months of 2005, we recorded a loss of $1.9 million (none of which was recorded during the third quarter of 2005) in connection with the disposal of certain of these businesses.

General

During the quarter ended October 1, 2006, we had net sales of $270.6 million, compared with net sales of $243.9 million in the comparable period last year. During the first nine months of fiscal 2006, we had net sales of $779.9 million, compared with net sales of $725.2 million in the comparable period last year.

In April 2006, subsequent to the end of the first quarter of 2006, we sold our European fabrics business (Camborne Holdings Limited) for $28.8 million to an entity formed by the division’s management team. In connection with the sale, we recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in the first quarter of 2006, and we recorded a $1.7 million loss on disposal of the business in the second quarter of 2006. For the first quarter of 2006, the European fabrics division generated revenue of $17.3 million and operating loss (after the $20.7 million goodwill impairment charge) of $19.6 million.

We also recorded a pre-tax restructuring charge of $3.3 million in the first quarter of 2006. The charge reflects: (1) the closure of our fabrics manufacturing facility in East Douglas, Massachusetts, and consolidation of those operations into our facility in Elkin, North Carolina; (2) workforce reduction at the East Douglas, Massachusetts facility; and (3) a reduction in carrying value of another fabrics facility and other assets. The restructuring charge is comprised of $0.3 million of cash expenditures for severance benefits and other similar costs, and $3.0 million of non-cash charges, primarily for the write-down of carrying value and disposal of assets. These restructuring activities are expected to reduce excess capacity in our fabrics dyeing and finishing operations and improve overall manufacturing efficiency, and are expected to be substantially completed by the end of 2006. We believe the restructuring will yield cost savings of approximately $2.0 million in 2006, and $3.6 million annually thereafter.

During the third quarter of 2006, we had net income of $9.1 million, or $0.17 per diluted share, compared with a net income of $5.1 million, or $0.10 per diluted share, in the third quarter of 2005.

During the first nine months of 2006, the goodwill impairment, restructuring charge and European fabrics disposal loss described above led to our net loss of $2.1 million, or $0.04 per diluted share, compared with a net loss of $4.5 million, or $0.08 per diluted share, in the comparable period last year. Our net loss for the first nine months of 2005 included a loss from discontinued operations (net of tax) of $14.7 million, or $0.28 per diluted share, and a loss on disposal of discontinued operations (net of tax) of $1.9 million, or $0.03 per diluted share.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the three-month and nine-month periods ended October 1, 2006, and October 2, 2005, respectively:

	Three Months Ended		Nine Months Ended
	10/01/06	10/02/05	10/01/06	10/02/05
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.5	68.6	68.5	69.0
Gross profit on sales	31.5	31.4	31.5	31.0
Selling, general and administrative expenses	22.3	23.0	22.7	22.9
Impairment of goodwill	--	--	2.7	--
Restructuring charge	--	--	0.4	--
Loss on disposal - European Fabrics	--	--	0.2	--
Operating income	9.2	8.4	5.5	8.1
Interest/Other expense	4.0	4.7	4.4	4.9
Income (loss) from continuing operations before tax expense	5.2	3.7	1.1	3.2
Income tax expense	1.9	1.5	1.4	1.5
Income (loss) from continuing operations	3.4	2.2	(0.3)	1.7
Discontinued operations, net of tax	--	(0.1)	--	(2.0)
Loss on disposal	--	--	--	(0.3)
Net income (loss)	3.4	2.1	(0.3)	(0.6)

Below we provide information regarding net sales for each of our four operating segments, and analyze those results for the three-month and nine-month periods ended October 1, 2006, and October 2, 2005, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month and nine-month periods ended October 1, 2006, and October 2, 2005, respectively:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
Net Sales By Segment	10/01/06	10/02/05	Change	10/01/06	10/02/05	Change
	(In thousands)			(In thousands)
Modular Carpet	$193,640	$157,962	22.6%	$545,998	$475,170	14.9%
Bentley Prince Street	37,098	32,104	15.6%	100,130	89,634	11.7%
Fabrics Group	36,391	49,869	(27.0)%	124,385	147,876	(15.9)%
Specialty Products	3,483	3,963	(12.1)%	9,411	12,478	(24.6)%
Total	$270,612	$243,898	11.0%	$779,924	$725,158	7.6%

       Modular Carpet Segment. For the three-month period ended October 1, 2006, net sales for the Modular Carpet segment increased $35.7 million (22.6%) versus the comparable period in 2005. For the nine-month period ended October 1, 2006, net sales for the Modular Carpet segment increased $70.8 million (14.9%) versus the comparable period in 2005. On a geographic basis, we experienced significant increases in net sales in the Americas, Europe and Asia-Pacific for both the three-month period (up 17.2%, 16.6% (in local currency) and 24%, respectively) and nine-month period (up 10.0%, 14.4% (in local currency) and 14.5%, respectively) ended October 1, 2006, versus the comparable periods in 2005. We also saw significant increases during these periods in our sales into the institutional (education and government), hospitality and healthcare market segments, which we attribute to our focus on those market segments, among others, as part of our strategy to increase product sales in non-corporate office market segments.

     Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the three-month period ended October 1, 2006, increased $5.0 million (15.6%) versus the comparable period in 2005. For the nine-month period ended October 1, 2006, net sales increased $10.5 million (11.7%) versus the comparable period in 2005.  The sales increases for both periods were largely attributable to improving trends in the corporate office market and the successful implementation of our segmentation strategy, particularly in the hospitality and residential segments.

Fabrics Group Segment. For the three-month period ended October 1, 2006, net sales for our Fabrics Group segment decreased $13.5 million (27.0%) versus the comparable period in 2005. For the nine-month period ended October 1, 2006, net sales decreased $23.5 million (15.9%) versus the comparable period in 2005. These declines were the result of the sale of our European fabrics business in April 2006. The European fabrics business accounted for $0.0 million and $17.3 million in net sales during the three-month and nine-month periods, respectively, ended October 1, 2006, versus $15.4 million and $48.1 million, respectively, in the comparable periods of 2005. These declines were somewhat offset by increased sales to office furniture OEM customers.

Specialty Products Segment. For the three-month period ended October 1, 2006, net sales for our Specialty Products segment decreased $0.5 million (12.1%) versus the comparable period in 2005. For the nine-month period ended October 1, 2006, net sales decreased $3.1 million (24.6%) versus the comparable period in 2005. These declines were primarily the result of the loss of one major customer and the inconsistent order pattern of another major customer in the prior year periods.

Cost and Expenses

Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 1, 2006, and October 2, 2005, respectively:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
Cost and Expenses	10/01/06	10/02/05	Change	10/01/06	10/02/05	Change
	(In thousands)			(In thousands)
Cost of Sales	$185,278	$167,357	10.7%	$534,441	$500,250	6.8%
Selling, General and Administrative Expenses	60,331	56,029	7.7%	177,014	166,003	6.6%
Total	$245,609	$223,386	9.9%	$711,455	$666,253	6.8%

  For the three-month period ended October 1, 2006, our cost of sales increased $17.9 million (10.7%) versus the comparable period in 2005, primarily due to increased raw material costs ($11.8 million) and labor costs ($1.8 million) associated with increased production levels during the third quarter of 2006. Our raw materials costs in the second quarter 2006 were up between 1-2% versus the same period in 2005, primarily due to increased prices for petrochemical products. As a percentage of net sales, cost of sales decreased to 68.5% for the quarter ended October 1, 2006, versus 68.6% for the comparable period in 2005. The percentage decrease was primarily due to the increased absorption of fixed manufacturing costs associated with increased production levels.

For the nine-month period ended October 1, 2006, our cost of sales increased $34.2 million (6.8%) versus the comparable period in 2005, primarily due to increased raw material costs ($22.6 million) and labor costs ($3.5 million) associated with increased production levels during the first nine months of 2006. Our raw materials costs in the first nine months of 2006 were up between 1-2% versus the same period in 2005, primarily due to increased prices for petrochemical products. In addition, the translation of Euros into U.S. dollars resulted in an approximately $1.8 million decrease in the cost of goods sold during the first nine months in 2006 compared with the same period in 2005. As a percentage of net sales, cost of sales decreased to 68.5% for the nine-month period ended October 1, 2006, versus 69.0% for the comparable period in 2005. The percentage decrease is primarily due to the increased absorption of fixed manufacturing costs associated with increased production levels.

For the three-month period ended October 1, 2006, our selling, general and administrative expenses increased $4.3 million (7.7%) versus the comparable period in 2005. The primary components of this increase were commission payments due to the increased level of sales in the third quarter of 2006 and other selling costs such as planned investments in our residential flooring business and in expanding our sales force. As a percentage of net sales, selling, general and administrative expenses decreased to 22.3% for the quarter ended October 1, 2006, versus 23.0% for the comparable period in 2005.

For the nine-month period ended October 1, 2006, our selling, general and administrative expenses increased $11.0 million (6.6%) versus the comparable period in 2005. The primary components of this increase were: (1) $8.3 million in selling costs due to the increased level of sales in the first nine months of 2006; and (2) $1.4 million related to the performance vesting of restricted stock and the expensing of stock options in the first nine months of 2006. As a percentage of net sales, selling, general and administrative expenses decreased to 22.7% for the nine-month period ended October 1, 2006, versus 22.9% for the comparable period in 2005.

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

	Three Months Ended			Nine Months Ended
Cost of Sales and Selling, General and Administrative Expenses (Combined)	10/01/06	10/02/05	Percentage Change	10/01/06	10/02/05	Percentage Change
	(In thousands)			(In thousands)
Modular Carpet	$169,331	$139,903	21.0%	$477,380	$419,237	13.9%
Bentley Prince Street	34,859	31,255	11.5%	95,674	87,817	8.9%
Fabrics Group	36,923	47,953	(23.0)%	125,628	144,847	(13.3)%
Specialty Products	3,396	3,775	(10.0)%	9,310	11,861	(21.5)%
Corporate Expenses and Eliminations	1,100	500	120.0%	3,463	2,491	39.0%
Total	$245,609	$223,386	9.9%	$711,455	$666,253	6.8%

Interest Expenses

For the three-month period ended October 1, 2006, interest expense decreased to $10.5 million, versus $11.4 million in the comparable period in 2005. For the nine-month period ended October 1, 2006, interest expense decreased $1.8 million to $32.7 million, versus $34.5 million in the comparable period in 2005. These decreases were due primarily to the lower levels of debt outstanding on a daily basis during each of the first three quarters of 2006 versus the comparable periods in 2005, and were somewhat offset by an overall increase in interest rates when compared with the first three quarters of 2005.

Liquidity and Capital Resources

General

At October 1, 2006, we had $28.9 million in cash, and we had $21.5 million in borrowings and $10.4 million in letters of credit outstanding under our revolving credit facility. As of October 1, 2006, we could have incurred $76.0 million of additional borrowings under our revolving credit facility.

Analysis of Cash Flows

Our primary sources of cash during the nine-month period ended October 1, 2006, were (1) $28.8 million received from the sale of our European fabrics business, (2) $21.5 million of borrowings on our revolving credit facility, and (3) $6.0 million from the exercise of employee stock options. The primary uses of cash for the nine months ended October 1, 2006, were (1) $40.7 million for bond interest payments, (2) $39.5 million for repurchases of the Company’s 7.3% senior notes due 2008, (3) $27.8 million related to an increase in inventory levels, and (4) $23.1 million associated with capital expenditures in the Company’s manufacturing facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, under Item 7A of that Form 10-K. Our discussion here focuses on the quarter ended October 1, 2006, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At October 1, 2006, we recognized a $15.6 million decrease in our foreign currency translation adjustment account compared to January 1, 2006, primarily because of the strengthening of the U.S. dollar against the Euro.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at October 1, 2006. The values that result from these computations are compared with the market values of these financial instruments at October 1, 2006. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of October 1, 2006, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $19.1 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $17.6 million.

As of October 1, 2006, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.1 million or an increase in the fair value of our financial instruments of $6.6 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

In connection with our public offering of Class A common stock (described below in Part II, Item 5), we amended and restated our risk factors. The amended and restated risk factors are as follows:

We compete with a large number of manufacturers in the highly competitive commercial floorcovering products market, and some of these competitors have greater financial resources than we do.

The commercial floorcovering industry is highly competitive. Globally, we compete for sales of floorcovering products with other carpet manufacturers and manufacturers of other types of floorcovering. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. Some of our competitors, including a number of large diversified domestic and foreign companies who manufacture modular carpet as one segment of their business, have greater financial resources than we do.

Sales of our principal products have been and may continue to be affected by adverse economic cycles in the renovation and construction of commercial and institutional buildings.

Sales of our principal products are related to the renovation and construction of commercial and institutional buildings. This activity is cyclical and has been affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors that lead to cost control measures by businesses and other users of commercial or institutional space. The effects of cyclicality upon the corporate office segment tend to be more pronounced than the effects upon the institutional segment. Historically, we have generated more sales in the corporate office segment than in any other market. The effects of cyclicality upon the new construction segment of the market also tend to be more pronounced than the effects upon the renovation segment. The adverse cycle during the years 1999 through 2003 significantly lessened the overall demand for commercial interiors products, which adversely affected our business during those years. These effects may recur and could be more pronounced if the global economy does not improve or is further weakened.

Our success depends significantly upon the efforts, abilities and continued service of our senior management executives and our principal design consultant, and our loss of any of them could affect us adversely.

We believe that our success depends to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs provides to our internal design staff. Specifically, David Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. Our current agreement with David Oakey Designs extends to April 2011. The loss of any of these key persons could have an adverse impact on our business.

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuations.

We have substantial international operations. In fiscal 2005, approximately 43% of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately 43% of 2005 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

Large increases in the cost of petroleum-based raw materials could adversely affect us if we are unable to pass these cost increases through to our customers.

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

We have a significant amount of indebtedness, which could have important negative consequences to us.

Our substantial indebtedness could have important negative consequences to us, including:

•	making it more difficult for us to satisfy our obligations with respect to such indebtedness;

•	increasing our vulnerability to adverse general economic and industry conditions;

•	limiting our ability to obtain additional financing to fund capital expenditures, acquisitions or other growth initiatives, and other general corporate requirements;

•
requiring us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures, acquisitions or other growth initiatives, or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage compared to our less leveraged competitors; and

•	limiting our ability to refinance our existing indebtedness as it matures.

The market price of our common stock has been volatile and may continue to be volatile, and the value of your investment in us may decline.

The market price of our Class A common stock has been volatile in the past and may continue to be volatile in the future. Such volatility may cause precipitous drops in the price of our Class A common stock on the Nasdaq Global Market and may cause your investment in our common stock to lose significant value. As a general matter, market price volatility has had a significant effect on the market values of securities issued by many companies for reasons unrelated to their operating performance. Therefore, we cannot predict the market price for our common stock in the future.

Our earnings in a future period could be adversely affected by non-cash adjustments to goodwill, if a future test of goodwill assets indicates a material impairment of those assets.

As prescribed by Statement of Financial Accounting Standards No. 142, we undertake an annual review of the goodwill asset balance reflected in our financial statements. Our review is conducted during the fourth quarter of the year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment. In the past, we have had non-cash adjustments for goodwill impairment as a result of such testings ($20.7 million in 2006, $29.0 million in 2004 and $55.4 million in 2002). A future goodwill impairment test may result in a future non-cash adjustment, which could adversely affect our earnings for any such future period.

Our Chairman currently has sufficient voting power to elect a majority of our Board of Directors.

Our Chairman, Ray C. Anderson, beneficially owns approximately 52% of our outstanding Class B common stock. The holders of the Class B common stock are entitled, as a class, to elect a majority of our Board of Directors. Therefore, Mr. Anderson has sufficient voting power to elect a majority of the Board of Directors. On all other matters submitted to the shareholders for a vote, the holders of the Class B common stock generally vote together as a single class with the holders of the Class A common stock. Mr. Anderson’s beneficial ownership of the outstanding Class A and Class B common stock combined is approximately 7%.

Our Rights Agreement could discourage tender offers or other transactions for our stock that could result in shareholders receiving a premium over the market price for our stock.

Our Board of Directors adopted a Rights Agreement in 1998 pursuant to which holders of our common stock will be entitled to purchase from us a fraction of a share of our Series B Participating Cumulative Preferred Stock if a third party acquires beneficial ownership of 15% or more of our common stock without our consent. In addition, the holders of our common stock will be entitled to purchase the stock of an Acquiring Person (as defined in the Rights Agreement) at a discount upon the occurrence of triggering events. These provisions of the Rights Agreement could have the effect of discouraging tender offers or other transactions that could result in shareholders receiving a premium over the market price for our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On November 10, 2006, we sold 5,750,000 shares of our Class A common stock (which amount includes the underwriters’ exercise in full of their option to purchase an additional 750,000 shares to cover over-allotments) at a public offering price of $14.65 per share pursuant to a common stock offering, resulting in net proceeds of approximately $78.9 million after deducting the underwriting discounts and commissions and estimated offering expenses. We plan to use the net proceeds to repay some of our outstanding debt and may use a portion of such proceeds for general corporate purposes.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1
Split Dollar Agreement, dated September 11, 2006, between the Company, Ray C. Anderson and Mary Anne Anderson Lanier, as Trustee of the Ray Christie Anderson Family Trust (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 11, 2006, previously filed with the Commission and incorporated herein by reference).

10.2
Amendment to Salary Continuation Agreement of Ray C. Anderson, dated September 29, 2006 (included as Exhibit 99.1 to the Company Current Report on Form 8-K dated September 29, 2006, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: November 10, 2006	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
32.2