Form 10-K
INTERFACE INC
filed 2007-03-16
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2006 (assuming conversion of Class B Common Stock into Class A Common Stock): $562,215,335 (49,101,776 shares valued at the last sales price of $11.45 on June 30, 2006). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of March 1, 2007:

Class	Number of Shares

Class A Common Stock, $0.10 par value per share	54,365,315

Class B Common Stock, $0.10 par value per share	6,754,825

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Introduction and General

We are the worldwide leader in design, production and sales of modular carpet. Our global market share of the specified carpet tile segment is approximately 35%, which we believe is more than double that of our nearest competitor. In recent years, modular carpet sales growth in the floorcovering industry has significantly outpaced the growth of the overall industry, as architects, designers and end users increasingly recognized the unique and superior attributes of modular carpet, including its dynamic design capabilities, greater economic value (which includes lower costs as a result of reduced waste in both installation and replacement), and installation ease and speed. Our Modular Carpet segment sales, which do not include modular carpet sales in our Bentley Prince Street segment, grew from $442 million to $764 million during the 2002 to 2006 period, representing a 14.6% compound annual growth rate.

We are also a leading manufacturer and marketer of other products for the commercial interiors industry, including broadloom carpet, panel fabrics and upholstery fabrics. Our Bentley Prince Street® brand is the leader in the high-end, designer-oriented sector of the broadloom market segment, where custom design and high quality are the principal specifying and purchasing factors. Our Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share we believe to be approximately 50%, and the leading manufacturer of contract upholstery fabrics sold to office furniture manufacturers in the United States, with a market share we believe to be approximately 30%.

As a global company with a reputation for high quality, reliability and premium positioning, we market products in over 100 countries under established brand names such as InterfaceFLOR®, Heuga®, Bentley Prince Street and FLOR™ in modular carpet; Bentley Prince Street and Prince Street House and Home™ in broadloom carpet; Guilford of Maine®, Chatham® and Terratex® in interior fabrics and upholstery products; and Intersept® in antimicrobial chemicals. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where our sales were approximately 63%, 29% and 8%, respectively, of total net sales for fiscal year 2006.

 Capitalizing on our leadership in modular carpet for the corporate office segment, we embarked on a segmentation strategy in 2001 to increase our presence and market share for modular carpet sales in non-corporate office market segments, such as government, healthcare, hospitality, education and retail space, which combined are almost twice the size of the approximately $1 billion U.S. corporate office segment. In 2003, we expanded our segmentation strategy to target the approximately $11 billion U.S. residential market segment for carpet. As a result, our mix of corporate office versus non-corporate office modular carpet sales in the Americas shifted to 47% and 53%, respectively, for 2006 compared to 64% and 36%, respectively, in 2001. We believe the appeal and utilization of modular carpet is reaching a tipping point of acceptance in each of these non-corporate office segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these new segments around the world.

Our modular carpet leadership, strong business model and segmentation strategy, implementation of strategic restructuring initiatives commenced in 2000, and sustained strategic investments in innovative product concepts and designs enabled us to weather successfully the unprecedented downturn, both in severity and duration, that affected the commercial interiors industry from 2001 to 2003. As a result, we were well-positioned to capitalize on improved market conditions when the commercial interiors industry began to recover in 2004. From 2003 to 2006, we increased our net sales from $766.5 million to $1,075.8 million, a 12.0% compound annual growth rate. Furthermore, our net sales increased $90.1 million from 2005 to 2006, notwithstanding the April 2006 sale of our European fabrics business, which had net sales of $63.0 million in 2005. We expect further improvements in net sales and other related value measurements as we build upon our core strengths and strategies.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment.  We are the world’s leading manufacturer of carpet tile with a market share in the specified carpet tile segment (the segment where architects and designers are heavily involved in “specifying”, or selecting, the carpet) of approximately 35%, which we believe is more than double that of our nearest competitor. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users become more familiar with its unique attributes. We are driving this trend with our product innovations and designs discussed below, and we expect this trend will continue. According to the 2006 Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was ranked as the number one “hot product” for the eighth consecutive year. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership.  Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace. Our established brand names in carpets and interior fabrics are leaders in the industry. The 2006 Floor Focus survey ranked an Interface brand first or second in each of the five survey categories for carpet: design, quality, service, performance and value. Interface companies also ranked first and fourth in the category of “best overall business experience” for carpet companies in this survey. On the international front, Heuga is one of the well-recognized brand names in carpet tiles for commercial, institutional and residential use. Guilford of Maine, Chatham and Terratex are leading brand names in their respective markets for commercial interior fabrics. More generally, as the appeal and utilization of modular carpet continues to expand into new market segments such as education, hospitality and retail space, our reputation as the inventor and pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets.

Innovative Product Design and Development Capabilities.  Our product design and development capabilities have long given us a significant competitive advantage, and they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our best design innovations is our i2™ modular product line, which includes our popular Entropy® product for which we received a patent in 2005 on the key elements of its design. The i2 line introduced and features random patterning designs (which allow for mergeable dye lots and permit initial installation and replacement without regard to the directional orientation of the carpet tiles), cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. Our i2 line of products, which now comprises more than 30% of our total U.S. modular carpet business, represents a differentiated category of smart, environmentally sensitive and stylish modular carpet, and Entropy has become the fastest growing product in our history. The award-winning design firm David Oakey Designs had a pivotal role in developing our i2 product line, and our long-standing exclusive relationship with David Oakley Designs remains vibrant and augments our internal research, development and design staff. Another recent innovation is our patent-pending TacTiles™ carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles, thus eliminating the need for traditional carpet adhesive resulting in a reduction in installation time and waste materials.

Make-to-Order and Global Manufacturing Capabilities.  The success of our modernization and restructuring of operations over the past several years gives us a distinct competitive advantage in meeting two principal requirements of the specified products markets we primarily target — that is, providing custom samples quickly and on-time delivery of customized final products. We also can generate realistic digital samples that allow us to create a virtually unlimited number of new design concepts and distribute them instantly for customer review, while at the same time reducing sampling waste. Approximately 85% of our modular carpet products in the United States and Asia-Pacific markets are now made-to-order and we are increasing our made-to-order production in Europe as well. Our make-to-order capabilities not only enhance our marketing and sales, they significantly improve our inventory turns. Our global manufacturing capabilities in modular carpet production are an important component of this strength, and give us an advantage in serving the needs of multinational corporate customers that require products and services at various locations around the world. Our manufacturing locations across four continents enable us to compete effectively with local producers in our international markets, while giving international customers more favorable delivery times and freight costs.

Recognized Global Leadership in Ecological Sustainability.  Our long-standing goal and commitment to be ecologically “sustainable” — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — has emerged as a competitive strength for our business and remains a strategic initiative. It now includes Mission Zero™, our recently launched global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us a differentiating advantage in competing for business among architects, designers and end users of our products, who increasingly make purchase decisions based on “green” factors. The 2006 Floor Focus survey, which named us the top company among the “Green Leaders” and gave our carpet tile the top honors for “Green Kudos”, found that 74% of such designers consider sustainability an added benefit and 20% consider it a “make or break” issue when deciding what products to recommend or purchase.

Strong Operating Leverage Position.  Our operating leverage, which we define as our ability to realize profit on incremental sales, is strong and allows us to increase earnings at a higher rate than our rate of increase in net sales. Our operating leverage position is primarily a result of (1) the specified, high-end nature and premium positioning of our principal products in the marketplace, and (2) the mix of fixed and variable costs in our manufacturing processes that allows us to increase production of most of our products without significant incremental increases in fixed costs. For example, while net sales from our Modular Carpet segment increased from $442.3 million in 2002 to $763.7 million in 2006, our operating income from that segment increased from $42.0 million (9.5% of net sales) in 2002 to $98.2 million (12.9% of net sales) in 2006.

Experienced and Motivated Management and Sales Force.  An important component of our competitive position is the quality of our management team and its commitment to developing and maintaining an engaged and accountable work force. Our team is highly skilled and dedicated to guiding our overall growth and expansion into our targeted market segments, while maintaining our leadership in traditional markets and our high contribution margins. We utilize an internal marketing and predominantly commissioned sales force of approximately 710 experienced personnel, stationed at over 70 locations in over 30 countries, to market our products and services in person to our customers. We have also developed special features for our incentive compensation and our sales and marketing training programs in order to promote performance and facilitate leadership by our executives in strategic areas.

Our Business Strategy and Principal Initiatives

Our business strategy is (1) to continue to use our leading position in the modular carpet segment and our product design and global make-to-order capabilities as a platform from which to drive acceptance of modular carpet products across industry segments, while maintaining our leadership position in the corporate office market segment, and (2) to return to our historical profit levels in the high-end, designer-oriented sector of the broadloom carpet market and in the interior fabrics market. We will seek to increase revenues and profitability by capitalizing on the above strengths and pursuing the following key strategic initiatives:

Continue to Penetrate Non-Corporate Office Market Segments.  In both our floorcoverings and fabrics businesses, we will continue our focus on product design and marketing and sales efforts on non-corporate office market segments such as government, education, healthcare, hospitality, retail and residential space. We began this initiative as part of our market segmentation strategy in 2001 primarily to reduce our exposure to the more severe economic cyclicality of the corporate office segment, and we have shifted our mix of corporate office versus non-corporate office modular carpet sales in the Americas to 47% and 53%, respectively, in 2006 from 64% and 36%, respectively, in  2001. To implement this strategy, we:

•	introduced specialized product offerings tailored to the unique demands of these segments, including specific designs, functionalities and prices;
•	created special sales teams dedicated to penetrating these segments at a high level, with a focus on specific customer accounts rather than geographic territories; and
•	realigned incentives for our corporate office segment sales force generally in order to encourage their efforts, and where appropriate, to assist our penetration of these other segments.

As part of this strategy, we launched our FLOR and Prince Street House and Home lines of products in 2003 to focus on the approximately $11 billion U.S. residential carpet market segment. These products were specifically created to bring high style modular and broadloom floorcovering to the U.S. residential market. FLOR is offered in over 1,200 Lowe’s stores, many specialty retailers, over the Internet and in a number of major retail catalogs. Additionally, in 2006 we received an initial stocking order from Target for our "Rug in a Box" product. Through such direct and indirect retailing, FLOR sales have grown dramatically, nearly tripling from 2004 to 2006. Prince Street House and Home brings new colors and patterns to the high-end consumer market with a collection of broadloom carpet and rugs sold through hundreds of retail stores and interior designers. Through new agreements between our FLOR brand and both Martha Stewart Living Omnimedia and national homebuilder KB Home, we expect to further our penetration of the U.S. residential market with a line of Martha Stewart-branded carpet tiles that we anticipate offering in the second half of 2007. Through our Heuga Home division, we have been marketing modular carpet to the residential segment in select international markets since 2003. We plan to increase our focus on such international residential soft floorcovering markets, the size of which we believe to be approximately $2.3 billion in Western Europe alone.

In our fabrics business, we successfully penetrated the automotive fabrics market in the fourth quarter of 2005, receiving our first automotive placement with Ford Motor Company for use in the 2008 Ford Escape Hybrid. We believe this new market for our fabrics products has significant potential for growth and profitability for our U.S. fabrics business.

Penetrate Expanding Geographic Markets for Modular Products.  The popularity of modular carpet continues to increase compared with other floorcovering products across most markets, internationally as well as in the United States. While maintaining our leadership in the corporate office segment, we will continue to build upon our position as the worldwide leader for modular carpet in order to promote sales in all market segments globally. A principal part of our international focus — which utilizes our global marketing capabilities and sales infrastructure — is the significant opportunities in several emerging geographic markets for modular carpet. Some of these markets, such as China, India and Eastern Europe, represent large and growing economies that are essentially new markets for modular carpet products. Others, such as Germany, are established markets that are transitioning to the use of modular products from historically low levels of penetration by modular carpet. Each of these emerging markets represents a significant growth opportunity for our modular carpet business. Our initiative to penetrate these markets will include drawing upon our internationally recognized Heuga brand. For example, we successfully introduced a mid-priced Heuga brand into Asia in 2003, and we plan similar products for other regions while also marketing products based on our i2 line.

Continue to Minimize Expenses and Invest Strategically.  We have steadily trimmed costs from our operations for several years through multiple and sometimes painful initiatives, which have made us leaner today and for the future. Our historical supply chain and other cost containment initiatives have improved our cost structure and yielded the operating efficiencies we sought. While we still seek to minimize our expenses in order to increase profitability, we will also take advantage of strategic opportunities to invest in systems, processes and personnel that can help us grow our business and increase profitability and value.

Sustain Leadership in Product Design and Development.  As discussed above, our leadership position for product design and development is a competitive advantage and key strength, especially in the modular carpet segment, where our i2 products and recent TacTiles installation system have confirmed our position as an innovation leader. We will continue initiatives to sustain, augment and capitalize upon that strength to continue to increase our market share in targeted market segments. Our Mission Zero global branding initiative, which draws upon and promotes our ecological sustainability commitment, is part of those initiatives and includes placing our Mission Zero logo on many of our marketing and merchandising materials distributed throughout the world.

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

Modular Carpet.  Our modular carpet system, which is marketed under the established global brands InterfaceFLOR and Heuga, and more recently under the Bentley Prince Street brand, utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 square centimeters) or rectangles to produce a floorcovering that combines the appearance and texture of traditional soft floorcovering with the advantages of a modular carpet system. Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that allows tile to be installed and remain flat on the floor without the need for general application of adhesives or use of fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we market under the GlasBac RE brand.

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

In addition to general uses of our carpet tile, we produce and sell a specially adapted version of our carpet tile for the healthcare facilities market. Our carpet tile possesses characteristics — such as the use of the Intersept antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns — which make it suitable for use in these facilities in place of hard surface flooring. Moreover, we launched our FLOR line of products to specifically target modular carpet sales to the residential market segment. Through our relationship with David Oakey Designs, we also have created modular carpet products (some of which are part of our i2 product line) specifically designed for each of the education, hospitality and retail market segment.

We also manufacture and sell two-meter roll goods that are structure-backed and offer many of the advantages of both carpet tile and broadloom carpet. These roll goods are often used in conjunction with carpet tiles to create special design effects. Our current principal customers for these products are in the education, healthcare and government market segments.

Broadloom Carpet.  We maintain a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and short production and delivery times with a marketing strategy aimed at interior designers, architects and other specifiers. Our Bentley Prince Street designs emphasize the dramatic use of color and multi-dimensional texture. In addition, we have launched the Prince Street House and Home collection of high-style broadloom carpet and area rugs targeted at design-oriented residential consumers.

Intersept Antimicrobial.  We sell a proprietary antimicrobial chemical compound under the registered trademark Intersept. We incorporate Intersept in all of our modular carpet products and have licensed Intersept to another company for use in air filters.

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

During the years leading up to 2004, our owned Re:Source dealer businesses experienced decreased sales volume and intense pricing pressure, primarily due to the economic downturn in the commercial interiors industry. As a result, we decided to exit our owned Re:Source dealer businesses, and in 2004 we began to dispose of several of our dealer subsidiaries. In 2005, we completed the exit activities related to the owned dealer businesses. The results of our owned Re:Source dealer businesses (as well as the Australian dealer business and residential fabrics business that we also decided to exit) are included in discontinued operations. In early 2006, we sold certain assets relating to our aligned (non-owned) dealer network, and have since discontinued its operations as well.

Marketing and Sales

We traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. We began this initiative as part of our segment diversification strategy in 2001 primarily to reduce our exposure to the more severe economic cyclicality of the corporate office segment, and we reduced our mix of corporate office versus non-corporate office modular carpet sales in the Americas from 64% and 36%, respectively, in 2001 to 47% and 53%, respectively, in 2006. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including the InterfaceFLOR and Heuga brands in modular carpet and Bentley Prince Street brand in broadloom carpet. Our exclusive consulting agreement with the award-winning, premier design firm David Oakey Designs enabled us to introduce more than 31 new carpet designs in the United States in 2006 alone.

An important part of our marketing and sales efforts involves the preparation of custom-made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles to meet the customer’s particular needs. Our mass customization initiative simplified our carpet manufacturing operations, which significantly improved our ability to respond quickly and efficiently to requests for samples. In most cases, we can produce samples to customer specifications in less than five days, which significantly enhances our marketing and sales efforts and has increased our volume of higher margin custom or made-to-order sales. In addition, through our websites, we have made it easy to view and request samples of our products. We also have technology which allows us to provide digital, simulated samples of our products, which helps reduce raw material and energy consumption associated with our samples.

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

Manufacturing

We manufacture carpet at three locations in the United States and at facilities in the Netherlands, the United Kingdom, Canada, Australia and Thailand.

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

We also implemented a new, flexible-inputs backing line at our modular carpet manufacturing facility in LaGrange, Georgia. Using next generation thermoplastic technology, the custom-designed backing line dramatically improves our ability to keep reclaimed and waste carpet in the production “technical loop”, and further permits us to explore other plastics and polymers as inputs. Nicknamed “Cool Blue™”, the new process came on line for production of certain carpet styles in late 2005.

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

We believe the principal competitive factors in our primary floorcovering markets are brand recognition, quality, design, service, broad product lines, product performance, marketing strategy and pricing. In the corporate office market segment, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. The quality, service, design, better and longer average product performance, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of our modular carpet are our principal competitive advantages.

We believe we have competitive advantages in several other areas as well. First, our exclusive relationship with David Oakey Designs allows us to introduce numerous innovative and attractive floorcovering products to our customers. Additionally, we believe that our global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. We believe that the incorporation of the Intersept antimicrobial chemical agent into the backing of our modular carpet enhances our ability to compete successfully with resilient tile in the healthcare market.

In addition, we believe that our goal and commitment to be ecologically “sustainable” by 2020 is a brand-enhancing, competitive strength as well as a strategic initiative. Increasingly, our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and the related LEED certification program, resonate deeply with many of our customers and prospects around the globe, and these businesses are increasingly making purchase decisions based on “green” factors. Our modular carpet products historically have had inherent installation and maintenance advantages that translated into greater efficiency and waste reduction. We have further enhanced the “green” quality of our modular carpet in our highly successful i2 product line, and we are using raw materials and production technologies that directly reduce the adverse impact of those operations on the environment and limit our dependence on petrochemicals.

To further raise awareness of our goal of becoming sustainable, we recently launched our Mission Zero global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. As part of this initiative, our new Mission Zero logo appears on many of our marketing and merchandising materials distributed throughout the world.

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

Our Fabrics Group includes the leading U.S. manufacturer of panel fabrics for use in open plan office furniture systems, with a market share we believe is approximately 50%. (Sales of panel fabrics constituted 63% of the Fabrics Group’s total North American fabrics sales in fiscal 2006.) We are also the leading manufacturer of contract upholstery sold to office furniture manufacturers in the United States with a market share in fiscal 2006 that we believe is approximately 30%. In addition, we manufacture other interior fabrics products, including wall covering fabrics, fabrics used for window treatments and fabrics used for cubicle curtains.

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

In 2003, we placed our Fabrics Group under new senior management, with a mandate to improve the group’s operating efficiencies and financial performance. We have consolidated fabrics manufacturing facilities and eliminated underperforming product offerings, while maintaining the high level of customer awareness for our fabrics brands. In 2004, we decided to exit a small residential fabrics business, the results of which are included in discontinued operations. In April 2006, we continued these efforts by selling our European fabrics business for approximately $28.8 million and closing our East Douglas, Massachusetts fabrics manufacturing facility and integrating those operations into our Elkin, North Carolina manufacturing facility.

Marketing and Sales

Our principal interior fabrics customers are OEMs of movable office furniture systems, and the Fabrics Group sells to essentially all of the major office furniture manufacturers. The Fabrics Group also sells to smaller office furniture manufacturers and manufacturers and distributors of wallcoverings, vertical blinds, cubicle curtains, acoustical wallboards and ceiling tiles. The Guilford of Maine, Chatham and Terratex brand names are well-known in the industry and enhance our fabric marketing efforts.

The majority of our interior fabrics sales are made through the Fabrics Group’s own sales force. The sales team works closely with designers, architects, facility planners and other specifiers who influence the purchasing decisions of buyers in the interior fabrics segment. In addition to facilitating sales, the resulting relationships also provide us with marketing and design ideas that are incorporated into the development of new product offerings. The Fabrics Group maintains a design studio in Grand Rapids, Michigan which facilitates coordination between its in-house designers and the design staffs of major customers. Our interior fabrics sales offices and showrooms are located in New York City and Elkin, North Carolina. The Fabrics Group also has marketing and distribution facilities in Canada and Hong Kong, and sales representatives in Mexico, Japan, Hong Kong, Germany, Singapore, Malaysia, Korea, Australia, the United Arab Emirates and South Africa. We have sought increasingly, over the past several years, to expand our export business and international operations in the fabrics segment.

Manufacturing

Our fabrics manufacturing facilities are located in Maine, Michigan and North Carolina. The production of synthetic and wool-blended fabrics is a relatively complex, multi-step process. Raw fiber and yarn are placed in pressurized vats in which dyes are forced into the fiber. Particular attention is devoted to this dyeing process, which requires a high degree of precision and expertise in order to achieve color consistency. The principal raw materials used by us are readily available from multiple sources. The Fabrics Group also now uses 100% recycled fiber from materials such as PET soda bottles in some of its manufacturing processes.

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

Through our other strategic acquisitions, we have been successfully diversifying our product offerings for the commercial interiors industry to include a variety of other fabrics, including three-dimensional knitted upholstery products, cubicle curtains, wallcoverings, ceiling fabrics and window treatments. The competition in these segments of the market is highly fragmented and includes both large, diversified textile companies, several of which have greater financial resources than us, as well as smaller, non-integrated specialty manufacturers. However, our capabilities and strong brand names in these segments should enable us to continue to compete successfully.

Specialty Products

Our small Specialty Products business segment is comprised of Pandel, Inc., which produces vinyl carpet tile backing and specialty mat and foam products. In addition, we produce and market Fatigue Fighter™, an impact-absorbing modular flooring system typically used where people stand for extended periods. On March 7, 2007, we sold Pandel to an entity formed by the general manager of the business. In 2003, we sold our U.S. raised/access flooring business and our adhesives and other specialty chemicals production business, which were part of this business segment. We continue to manufacture and sell our Intercell® brand raised/access flooring product in Europe.

Through an agreement with the purchaser of our adhesive and specialty chemicals production business, we have continued to market a line of adhesives for carpet installation, as well as a line of carpet cleaning and maintenance chemicals, under the Re:Source brand.

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 120 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $9.0 million, $9.6 million and $8.0 million in 2006, 2005 and 2004, respectively.

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

David Oakey Designs provides carpet design and consulting services to our floorcovering businesses pursuant to a consulting agreement with Interface, Inc. David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our floorcovering businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The current agreement runs through April 2011. While the agreement is in effect, David Oakey Designs cannot provide similar services to any other carpet company. Through our relationship with David Oakey Designs, we introduced more than 31 new carpet designs in 2006 alone, and have enjoyed considerable success in winning U.S. carpet industry awards.

David Oakey Designs also contributed to our implementation of the product development concept — “simple inputs, pretty outputs” — resulting in the ability to efficiently produce many products from a single yarn system. Our mass customization production approach evolved, in major part, from this concept. In addition to increasing the number and variety of product designs, which enables us to increase high margin custom sales, the mass customization approach increases inventory turns and reduces inventory levels (for both raw materials and standard products) and their related costs because of our more rapid and flexible production capabilities.

More recently, our i2 product line — which includes, among others, our patented Entropy modular carpet product and the Proscenium™, B&W™ and Mad About Plaid™ collections of modular carpet products — represents an innovative breakthrough in the design of modular carpet. The i2 line introduced and features random patterning, mergeable dye lots, cost-efficient installation and maintenance, interactive flexibility and recycled and recyclable materials. Most of these products may be installed without regard to the directional orientation of the carpet tile or the dye lot in which the carpet tile was manufactured, and their features also make installation, maintenance and replacement of modular carpet easier, less expensive and less wasteful.

Environmental Initiatives

In the latter part of 1994, we commenced a new industrial ecological sustainability initiative called EcoSense, inspired in part by the interest of customers concerned about the environmental implications of how they and their suppliers do business. EcoSense, which includes our QUEST waste reduction initiative, is directed towards the elimination of energy and raw materials waste in our businesses, and, on a broader and more long-term scale, the practical reclamation — and ultimate restoration — of shared environmental resources. The initiative involves a commitment by us:

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

Backlog

Our backlog of unshipped orders (excluding discontinued operations and the divested European fabrics business) was approximately $123.8 million at February 25, 2007, compared with approximately $104.6 million at February 26, 2006. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 25, 2007 are expected to be shipped during the succeeding six to nine months.

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

We also own many trademarks in the United States and abroad. In addition to the United States, the primary countries in which we have registered our trademarks are the United Kingdom, Germany, Italy, France, Canada, Australia, Japan, and various countries in Central and South America. Some of our more prominent registered trademarks include: Interface®, InterfaceFLOR, Heuga, Intersept, GlasBac, Guilford®, Guilford of Maine, Bentley Prince Street, Intercell, Chatham, Terratex, Mission Zero and FR-701. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

Financial Information by Operating Segments and Geographic Areas

The Notes to Consolidated Financial Statements appearing in Item 8 of this Report set forth information concerning our sales, income and assets by operating segments, and our sales and long-lived assets by geographic areas. Additional information regarding sales by operating segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Employees

At December 31, 2006, we employed a total of 4,873 employees worldwide. Of such employees, 2,317 are clerical, sales, supervisory and management personnel and 2,556 are manufacturing personnel. We also utilized the services of 166 temporary personnel as of December 31, 2006.

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

Environmental Matters

Our operations are subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, City of Industry, California, Shelf, England, Northern Ireland, Australia, the Netherlands, Canada and Thailand are certified under ISO 14001. The environmental management systems of the Fabrics Group’s facilities in Guilford, Maine and Newport, Maine are also certified under ISO 14001.

Executive Officers of the Registrant

Our executive officers, their ages as of December 31, 2006, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	52	President and Chief Executive Officer
John R. Wells	45	Senior Vice President
Raymond S. Willoch	48	Senior Vice President-Administration, General Counsel and Secretary
D. McNeely Bradham	36	Vice President
Robert A. Coombs	48	Vice President
Patrick C. Lynch	37	Vice President and Chief Financial Officer
Lindsey K. Parnell	49	Vice President
Christopher J. Richard	50	Vice President
Jeffrey J. Roman	44	Vice President

Mr. Hendrix joined us in 1983 after having worked previously for a national accounting firm. He was promoted to Treasurer in 1984, Chief Financial Officer in 1985, Vice President-Finance in 1986, Senior Vice President in October 1995, Executive Vice President in October 2000, and President and Chief Executive Officer in July 2001. He was elected to the Board in October 1996. Mr. Hendrix has served as a director of Global Imaging Systems, Inc. since 2003 and as a director of American Woodmark Corp. since May 2005.

Mr. Wells joined us in February 1994 as Vice President-Sales of InterfaceFLOR, LLC (our principal U.S. modular carpet subsidiary formerly known as Interface Flooring Systems, Inc.) and was promoted to Senior Vice President-Sales & Marketing of IFS in October 1994. He was promoted to Vice President of Interface and President of IFS in July 1995. In March 1998, Mr. Wells was also named President of both Prince Street Technologies, Ltd. and Bentley Mills, Inc., making him President of all three of our U.S. carpet mills. In November 1999, Mr. Wells was named Senior Vice President of Interface, and President and CEO of Interface Americas Holdings, Inc. (formerly Interface Americas, Inc.), thereby assuming operations responsibility for all of our businesses in the Americas, except for the Fabrics Group.

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

Mr. Bradham joined us as Director of Corporate Development in 2003 after having previously worked for a national business consulting firm for four years. He was promoted to Assistant Vice President in April 2006, and Vice President of Business Development in July 2006.

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

Mr. Lynch joined us in 1996 after having previously worked for a national accounting firm. He became Assistant Corporate Controller in 1998 and Assistant Vice President and Corporate Controller in 2000. Mr. Lynch was promoted to Vice President and Chief Financial Officer in July 2001

Mr. Parnell was the Production Director for Firth Carpets (our former European broadloom operations) at the time it was acquired by us in 1997. In 1998, Mr. Parnell was promoted to Vice President, Operations for the United Kingdom, and in 1999 he was promoted to Senior Vice President, Operations for our entire European floorcovering division. In September 2002, he was promoted to President and CEO of our floorcovering operations in Europe, and became a Vice President of Interface in October 2002.

Mr. Richard joined us in July 2003 as President and CEO of the Interface Fabrics Group (now known as InterfaceFABRIC) and Vice President of Interface. From August 2002 through March 2003, he was a senior vice president of Collins & Aikman, Inc. with responsibilities in its fabrics business. From January 1997 through March 2002, Mr. Richard was a senior vice president of Guilford Mills, Inc., a fabrics company, and served as president of its automotive group.

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

ITEM 1A. RISK FACTORS

   This report on Form 10-K contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Words such as “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed immediately below.

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

We have substantial international operations. In fiscal 2006, approximately 37% of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately 37% of 2006 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

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

Invista Inc., a subsidiary of Koch Industries, Inc., currently supplies approximately 41% of our requirements for synthetic fiber (nylon), which is the principal raw material that we use in our carpet products. In addition, other of our businesses have a high degree of dependence on their third party suppliers of synthetic fiber for certain products or markets. The unanticipated termination or interruption of any of our supply arrangements with our current suppliers could have a material adverse effect on us because of the cost and delay associated with shifting more business to another supplier. We do not have a long-term supply agreement with Invista.

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
•
requiring us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures, acquisitions or other growth initiatives, and other general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	placing us at a competitive disadvantage compared to our less leveraged competitors; and

•	limiting our ability to refinance our existing indebtedness as it matures.

The market price of our common stock has been volatile and the value of your investment may decline.

The market price of our Class A common stock has been volatile in the past and may continue to be volatile going forward. Such volatility may cause precipitous drops in the price of our Class A common stock on the Nasdaq Global Market and may cause your investment in our common stock to lose significant value. As a general matter, market price volatility has had a significant effect on the market values of securities issued by many companies for reasons unrelated to their operating performance. We thus cannot predict the market price for our common stock going forward.

Our earnings in a future period could be adversely affected by non-cash adjustments to goodwill, if a future test of goodwill assets indicates a material impairment of those assets.

As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we undertake an annual review of the goodwill asset balance reflected in our financial statements. Our review is conducted during the fourth quarter of the year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment. In the past, we have had non-cash adjustments for goodwill impairment as a result of such testings ($20.7 million in 2006, $29.0 million in 2004 and $55.4 million in 2002). A future goodwill impairment test may result in a future non-cash adjustment, which could adversely affect our earnings for any such future period.

Our Chairman, together with other insiders, currently has sufficient voting power to elect a majority of our Board of Directors.

Our Chairman, Ray C. Anderson, beneficially owns approximately 50% of our outstanding Class B common stock. The holders of the Class B common stock are entitled, as a class, to elect a majority of our Board of Directors. Therefore, Mr. Anderson, together with other insiders, has sufficient voting power to elect a majority of the Board of Directors. On all other matters submitted to the shareholders for a vote, the holders of the Class B common stock generally vote together as a single class with the holders of the Class A common stock. Mr. Anderson’s beneficial ownership of the outstanding Class A and Class B common stock combined is approximately 6%.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations, all of which we own except as otherwise noted:

Location	Segment	Floor Space(Sq. Ft.)
Bangkok, Thailand(1)	Modular Carpet	66,072
Craigavon, N. Ireland	Modular Carpet	80,986
LaGrange, Georgia	Modular Carpet	375,000
LaGrange, Georgia	Modular Carpet	160,545
Ontario (Belleville), Canada	Modular Carpet	77,000
Picton, Australia	Modular Carpet	96,300
Scherpenzeel, the Netherlands	Modular Carpet	229,734
Shelf, England	Modular Carpet	206,882
West Point, Georgia	Modular Carpet	250,000
City of Industry, California(2)	Bentley Prince Street	539,641
Elkin, North Carolina	Fabrics Group	1,475,413
Grand Rapids, Michigan(2)	Fabrics Group	118,263
Guilford, Maine	Fabrics Group	408,511
Guilford, Maine	Fabrics Group	96,490
Newport, Maine	Fabrics Group	173,973
__________

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

Our Class A Common Stock is traded on the Nasdaq Global Market under the symbol IFSIA. Our Class B Common Stock is not publicly traded but is convertible into Class A Common Stock on a one-for-one basis. The following table sets forth for the periods indicated the high and low intraday prices of the Company’s Class A Common Stock on the Nasdaq Global Market (no dividends were paid on Common Stock for the periods indicated).

2007	High	Low
First Quarter (through March 1, 2007)	$17.10	$14.26
2006
First Quarter	$14.31	$8.05
Second Quarter	15.70	9.89
Third Quarter	13.83	10.12
Fourth Quarter	15.59	12.31
2005
First Quarter	$10.04	$6.35
Second Quarter	8.37	5.70
Third Quarter	10.65	7.60
Fourth Quarter	9.02	7.51

Our Board of Directors recently declared a regular quarterly cash dividend of $0.02 per share payable March 23, 2007, to shareholders of record as of March 9, 2007. It is the first dividend we have paid since July 2002. Future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in the agreement for our primary revolving credit facility and in the indentures for our public indebtedness, each of which specify conditions as to when any dividend payments may be made. As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

As of March 1, 2007, we had 747 holders of record of our Class A Common Stock and 75 holders of record of our Class B Common Stock. We believe that there are in excess of 5,900 beneficial holders of our Class A Common Stock.

Stock Performance

   The following graph and table compare, for the five-year period ended December 31, 2006, the Company's total return to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) a self-determined peer group comprised primarily of companies in the commercial interiors industry.

	12/30/01	12/29/02	12/28/03	1/02/05	1/01/06	12/31/06
Interface, Inc.	$100	$55	$99	$179	$148	$255
NASDAQ Composite Index	$100	$72	$107	$117	$121	$137
Previous Self-Determined Peer Group (9 Stocks)	$100	$98	$134	$173	$195	$191
New Self-Determined Peer Group (13 Stocks)	$100	$97	$125	$170	$189	$197

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.
(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.
(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(4)	The index level was set to $100 as of 12/30/01 (the last day of fiscal 2001).
(5)	The Company’s fiscal year ends on the Sunday nearest December 31.
(6)
The following companies are included in the New Self-Determined Peer Group depicted above: Actuant Corp.; Acuity Brands, Inc.; Albany International Corp., BE Aerospace, Inc.; The Dixie Group, Inc.; Herman Miller, Inc.; HNI Corp., Inc. (formerly known as Hon Industries, Inc.); Kimball International, Inc.; Knoll, Inc. (beginning in March, 2005 upon trading commencement); Mohawk Industries, Inc.; Steelcase, Inc.; Unifi, Inc.; and USG Corp. The New Self-Determined Peer Group differs from the Previous Self-Determined Peer Group (also graphically depicted above for comparison) in the following respects: (i) it includes Acuity Brands, Inc., Albany International Corp., Knoll, Inc., Steelcase, Inc. and Unifi, Inc. (peer companies in the floorcoverings, commercial interiors and/or related industries with annual revenues similar to that of the Company), and (ii) it no longer includes Armstrong Holdings, Inc. and Burlington Industries, Inc. (which filed Chapter 11 bankruptcy petitions in 2001 and 2002, respectively, and therefore had little or no share trading activity during the five-year period of comparison depicted above).

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

	Selected Financial Data(1)
	2006	2005	2004	2003	2002
	(in thousands, except share data and ratios)
Net sales	$1,075,842	$985,766	$881,658	$766,494	$745,317
Cost of sales	736,247	681,069	616,297	543,251	522,119
Operating income(2)	72,362	82,001	60,742	31,351	24,889
Income (loss) from continuing operations	10,023	17,966	6,440	(8,012)	(10,605)
Loss from discontinued operations	(31)	(14,791)	(58,815)	(16,420)	(21,679)
Loss on disposal of discontinued operations	--	(1,935)	(3,027)	(8,825)	--
Cumulative effect of a change in accounting principle(3)	--	--	--	--	(55,380)
Net income (loss)	9,992	1,240	(55,402)	(33,257)	(87,664)
Income (loss) from continuing operations per common share
Basic	$0.18	$0.35	$0.13	$(0.16)	$(0.21)
Diluted	$0.18	$0.34	$0.12	$(0.16)	$(0.21)
Average Shares Outstanding
Basic	54,087	51,551	50,682	50,282	50,194
Diluted	55,713	52,895	52,171	50,282	50,194
Cash dividends per common share	$--	$--	$--	$--	$0.045
Property additions(4)	34,036	25,478	15,783	16,203	14,022
Depreciation and amortization	31,163	31,455	33,336	34,141	32,684
Balance Sheet Data
Working capital	$289,353	$209,512	$228,842	$247,725	$275,075
Total assets	928,340	838,990	869,798	879,670	852,048
Total long-term debt(5)	411,365	458,000	460,000	445,000	445,000
Shareholders’ equity	274,394	172,076	194,178	218,733	224,171
Current ratio(6)	2.8	2.5	2.6	2.9	3.2
__________

(1)
In the fourth quarter of 2002, we decided to discontinue the operations related to our U.S. raised/access flooring business. Substantially all of the assets related to these operations were sold in the third quarter of 2003. In the third quarter of 2004, we also decided to discontinue the operations related to our Re:Source dealer businesses (as well as the operations of a small Australian dealer business and a small residential fabrics business). In the second quarter of 2006, we sold our European fabrics business. In connection with the sale, we recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in the first quarter of 2006, and we recorded a $1.7 million loss on that divestiture in the second quarter of 2006. The balances have been adjusted to reflect the discontinued operations of these businesses (but not the European fabrics divestiture). For further analysis, see “Notes to Consolidated Financial Statements - Discontinued Operations” included in Item 8 of this Report.

(2)
In the first quarter of 2006, we recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in connection with the sale of our European fabrics business, and we recorded a $1.7 million loss on that divestiture in the second quarter of 2006. The reported results also include restructuring charges of $3.3 million, $6.2 million and $22.5 million in years 2006, 2003 and 2002, respectively. The 2003 charge was recognized with respect to the restructuring plan initiated in 2002. For further analysis of the 2006 restructuring charge, see “Notes to Consolidated Financial Statements - Restructuring Charge”, included in Item 8 of this Report.

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
(5)
Total long-term debt does not include debt related to receivables sold under our receivables securitization program, which was terminated in June 2003 in connection with the amendment and restatement of our revolving credit facility. As of December 29, 2002, we had sold receivables of $30.0 million.

(6)
For purposes of computing our current ratio: (a) current assets include assets of businesses held for sale of $2.6 million, $5.5 million, $42.8 million, $97.7 million and $129.5 million in fiscal years 2006, 2005, 2004, 2003 and 2002, respectively, and (b) current liabilities include liabilities of businesses held for sale of $1.5 million, $4.2 million, $5.4 million, $11.6 million and $8.0 million in fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our revenues are derived from sales of floorcovering products (primarily modular and broadloom carpet), interior fabrics and other specialty products. Our commercial interiors business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors industry is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our businesses.

During the past several years, we have successfully focused more of our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet sales in the Americas has shifted over the past several years to 47% and 53%, respectively, for 2006 compared with 64% and 36%, respectively, in 2001. We expect a further shift in the future as we continue to implement our segmentation strategy.

During the years 1999 through 2003 (except for a modest rebound during the latter portion of 2000), the commercial interiors industry as a whole, and the broadloom carpet market in particular, experienced decreased demand levels. The general downturn in the domestic and international economy that characterized most of 2001, 2002 and 2003 further adversely affected the commercial interiors industry, especially in the U.S. corporate office market segment. These conditions significantly impaired our growth and operating profitability during those years. During 2004, and particularly in the second half of the year, the commercial interiors industry began recovering from the downturn, which led to improved sales and operating profitability for us. That recovery continued at a gradual pace throughout 2005 and 2006.

Common Stock Offering

On November 10, 2006, we sold 5,750,000 shares of our Class A common stock (which amount includes the underwriters’ exercise in full of their option to purchase an additional 750,000 shares to cover over-allotments) at a public offering price of $14.65 per share pursuant to a common stock offering, resulting in net proceeds of approximately $78.9 million after deducting the underwriting discounts, commissions and estimated offering expenses. We plan to use the net proceeds to repay some of our outstanding debt and may use a portion of such proceeds for general corporate purposes.

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

Discontinued Operations of Re:Source Dealer Businesses

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

In the third quarter of 2005, we completed the last in a series of transactions by which we sold nine of our owned Re:Source dealer businesses. The nine dealer businesses sold were part of the fifteen Re:Source dealer businesses that we owned at the time our plan to exit the owned dealer businesses was announced in 2004. Eight of the nine businesses were sold to either the general managers of the respective businesses or an entity in which the general manager participated, and the other business was sold to our “aligned”, but not owned, dealer in the relevant geographic region. The aggregate net consideration we received in connection with the sales was $9.7 million plus the purchasers’ assumption of various liabilities and obligations. Of that dollar amount, an aggregate of $7.5 million was paid in cash at the closings, with the remainder of $2.2 million payable pursuant to promissory notes at interest rates ranging from prime to 12% and with maturities ranging from one to three years. We have terminated all ongoing operations of the other six owned dealer businesses, and in some cases we are completing their wind-down through subcontracting arrangements. In the first quarter of 2006, we sold certain assets relating to our aligned dealer network, and we are discontinuing its operations as well.

These discontinued operations represented revenues of $3.4 million, $30.9 million and $139.0 million in years 2006, 2005 and 2004, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Tax”). Loss from operations of these businesses, net of tax, was $0.0 million, $15.1 million and $12.3 million in years 2006, 2005 and 2004, respectively. We recorded write-downs, net of taxes, for the impairment of assets of $3.5 million in 2005 and for the impairment of assets and goodwill of $17.5 million and $29.0 million, respectively, in 2004 to adjust the carrying value of the assets of these businesses to their net realizable value. During 2005 and 2004, we recorded losses of $1.9 million and $3.0 million, respectively, in connection with the disposal of certain of these businesses.

Impact of Strategic Restructuring Initiatives

We recorded a pre-tax restructuring charge of $3.3 million in the first quarter of 2006. The charge reflected: (1) the closure of our fabrics manufacturing facility in East Douglas, Massachusetts, and consolidation of those operations into our facility in Elkin, North Carolina; (2) workforce reduction at the East Douglas, Massachusetts facility; and (3) a reduction in carrying value of another fabrics facility and other assets. The restructuring charge was comprised of $0.3 million of cash expenditures for severance benefits and other similar costs, and $3.0 million of non-cash charges, primarily for the write-down of carrying value and disposal of assets. These restructuring activities are expected to reduce excess capacity in our fabrics dyeing and finishing operations and improve overall manufacturing efficiency. No restructuring charges were incurred in 2005 or 2004.

Goodwill Impairment Write-Down

In April 2006, subsequent to the end of the first quarter of 2006, we sold our European fabrics business (Camborne Holdings Limited) for approximately $28.8 million to an entity formed by the business management team. In connection with the sale, we recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in the first quarter of 2006, and we recorded a $1.7 million loss on disposal of the business in the second quarter of 2006. For the first quarter of 2006, the European fabrics business generated revenue of $17.3 million and operating loss (after the $20.7 million goodwill impairment charge) of $19.6 million.

During the fourth quarters of each of the years 2003 to 2005, we performed the annual goodwill impairment tests required by SFAS No. 142. In effecting the impairment testing, we used an outside consultant to help prepare valuations of reporting units in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. No impairment was indicated in our continuing operations during these years. However, an after-tax impairment charge of $29.0 million was recorded in fiscal year 2004 related to our discontinued Re:Source dealer businesses.

Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections. In addition, we believe our performance during 2004 reflects the unprecedented downturn experienced by the commercial interiors industry in general during that time, which we discuss elsewhere.

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 37% in 2006, approximately 43% in 2005, and approximately 36% in 2004. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, favorably affected our reported results in 2006 and 2004, when the euro was strengthening relative to the U.S. dollar. In 2005, however, when the euro weakened relative to the U.S. dollar, the translation of European revenues into U.S. dollars adversely affected our reported results. The following table presents the amount (in U.S. dollars) by which the exchange rates for converting euros into U.S. dollars have affected our net sales and operating income during the past three years:

	2006	2005	2004
	(in millions)

Net sales	$3.7	$(0.3)	$18.2
Operating income	0.4	(0.1)	1.1

All amounts above for all periods exclude our discontinued operations, primarily comprised of our U.S. raised/access flooring business (which we sold in September 2003) and our owned Re:Source dealer businesses (which we exited during 2004-2005).

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the three years ended December 31, 2006:

	Fiscal Year
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.4	69.1	69.9
Gross profit on sales	31.6	30.9	30.1
Selling, general and administrative expenses	22.5	22.6	23.2
Impairment of goodwill	1.9	--	--
Loss on disposal - European fabrics	0.2	--	--
Restructuring charges	0.3	--	--
Operating income	6.7	8.3	6.9
Interest/Other expense	4.0	4.7	5.7
Income (loss) from continuing operations before tax	2.7	3.6	1.2
Income tax expense (benefit)	1.8	1.8	0.5
Income (loss) from continuing operations	0.9	1.8	0.7
Discontinued operations, net of tax	--	(1.5)	(6.7)
Loss on disposal	--	(0.2)	(0.3)
Net income (loss)	0.9	0.1	(6.3)

Below we provide information regarding net sales for each of our four operating segments, and analyze those results for each of the last three fiscal years. Fiscal year 2004 was a 53-week period, while fiscal years 2005 and 2006 were 52-week periods. The 53 weeks in 2004 versus the 52 weeks in 2005 and 2006 are a factor in certain of the comparisons reflected below.

Net Sales by Business Segment

We currently classify our businesses into the following four operating segments for reporting purposes:

•	Modular Carpet segment, which includes our InterfaceFLOR, Heuga and FLOR modular carpet businesses, and also includes our Intersept antimicrobial chemical sales and licensing program;
•	Bentley Prince Street segment, which includes our Bentley Prince Street broadloom, modular carpet and area rug businesses;
•	Fabrics Group segment, which includes all of our fabrics businesses worldwide; and
•
Specialty Products segment, which includes our subsidiary Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products. On March 7, 2007, we sold Pandel to an entity formed by the general manager of that business.

Net sales by operating segment and for our company as a whole were as follows for the three years ended December 31, 2006:

	Fiscal Year Ended			Percentage Change
Net Sales By Segment	2006	2005	2004	2006 compared with 2005	2005 compared with 2004
	(in thousands)
Modular Carpet	$763,659	$646,213	$563,397	18.2%	14.7%
Bentley Prince Street	137,920	125,167	119,058	10.1%	5.1%
Fabrics Group	161,183	198,842	186,408	(18.9%)	6.7%
Specialty Products	13,080	15,544	12,795	(15.9%)	21.5%
Total	$1,075,842	$985,766	$881,658	9.1%	11.8%

Modular Carpet Segment. For 2006, net sales for the Modular Carpet segment increased $117.5 million (18.2%) versus the comparable period in 2005. The weighted average selling price per square yard in 2006 was up 2.5% compared with 2005, which was partially due to our passing through to customers increases in our cost of petroleum-based raw materials. On a geographic basis, we experienced significant increases in net sales in the Americas (13% increase), Europe (17% increase) and the Asia-Pacific region (15% increase). Our increase in the Americas was primarily due to the continued strength of the corporate office market (16% increase) and the success of our segmentation strategy, which saw significant increases in the hospitality (118% increase), residential (30% increase) and healthcare (16% increase) segments. The increase in Europe was driven by the strong corporate office market (19% increase) as well as success in non-corporate segments such as institutional (which includes education and governmental entities) (39% increase) and hospitality (28% increase). Our success in Asia-Pacific was primarily due to the continued strength of the corporate office market (22% increase) and was offset somewhat by declines in the hospitality and retail segments.

For 2005, net sales for the worldwide Modular Carpet segment increased $82.8 million (14.7%) versus 2004. The weighted average selling price per square yard in 2005 was up 4.6% compared with 2004, primarily due to our passing through to customers increases in our cost of petroleum-based raw materials. On a geographic basis, we experienced increases in net sales in the Americas, Europe and Asia-Pacific, which were up 18%, 6% and 21%, respectively. In the Americas, we saw significant increases in our sales into the hospitality (43% increase), retail (27% increase), and corporate office (17% increase) market segments. Sales growth in Europe was attributable primarily to our gaining market share from competitors in an otherwise down geographic market. Sales growth in Asia-Pacific was attributable in large part to a relatively good economic climate in that region.

Bentley Prince Street Segment. For 2006, net sales in the Bentley Prince Street segment increased $12.8 million (10.1%) versus 2005. The weighted average selling price per square yard was up approximately 4% compared with 2005, which was partially due to our passing through to our customers increases in our cost of petroleum-based raw materials. The increase in sales is attributable primarily due to the success of our segmentation strategy, which led to increases in the hospitality (170% increase), healthcare (35% increase) and residential (34% increase) segments during the year.

For 2005, net sales in the Bentley Prince Street segment increased $6.1 million (5.1%) versus 2004. The weighted average selling price per square yard in 2005 was up 8.2% compared with 2004, primarily due to our passing through to customers increases in our cost of petroleum-based raw materials. The increase in sales occurred primarily in the improving corporate office market segment, which was up 16%. Growth in our non-corporate office market segments was driven by institutional (16% increase), retail (7% increase) and residential (7% increase) purchases.

Fabrics Group Segment. For 2006, net sales for our Fabrics Group segment decreased $37.7 million (18.9%) versus 2005. This decline was the result of the sale of our European fabrics business in April 2006. The European fabrics business accounted for $62.8 million in net sales during 2005. During 2006, the weighted average selling price per linear yard was up approximately 3% compared with 2005, which was partially due to the passing through to customers increases in our cost of petroleum-based products.

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

Specialty Products Segment. For 2006, net sales for our Specialty Products segment decreased by $2.5 million (15.9%) compared with the prior year. This decrease was primarily the result of the loss of one major customer and the inconsistent order pattern of another major customer that adversely affected 2006 results.

For 2005, net sales for our Specialty Products segment increased $2.7 million (11.8%) versus 2004. The weighted average selling price per square yard in 2005 was up 11.6% compared with 2004, primarily due to our passing through to customers increases in the cost of petroleum-based raw materials. The increase in sales occurred primarily in the corporate office market.

Cost and Expenses

Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three years ended December 31, 2006:

	Fiscal Year Ended			Percentage Change
Cost and Expenses	2006	2005	2004	2006 compared with 2005	2005 compared with 2004
	(in thousands)
Cost of Sales	$736,247	$681,069	$616,297	8.1%	10.5%
Selling, General and Administrative Expenses	241,538	222,696	204,619	8.5%	8.8%
Total	$977,785	$903,765	$820,916	8.2%	10.1%

For 2006, our costs of sales increased $55.2 million (8.1%) versus 2005, primarily due to increased raw materials costs ($36.5 million) and labor costs ($5.5 million) associated with increased production levels during 2006. Our raw materials costs in 2006 were up an estimated 1-2% versus 2005, primarily due to increased prices for petroleum-based products. As a percentage of net sales, cost of sales decreased to 68.4% versus 69.1% during 2005. The percentage decrease is primarily due to the increased absorption of fixed manufacturing costs associated with increased production levels.

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

For 2006, our selling, general and administrative expenses increased $18.9 million (8.5%) versus 2005. The primary components of this increase were: (1) $13.6 million in increased selling costs due to the increased level of sales in 2006, as well as planned investments in our segmentation strategy and in the expansion of our sales force, and (2) $6.6 million of increased administrative expenses, primarily due to increased information technology costs, investments in our administration infrastructure related to our residential business, and increased legal expenses.

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

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments for the three years ended December 31, 2006:

	Fiscal Year Ended			Percentage Change
Cost of Sales and Selling, General and Administrative Expenses (Combined)	2006	2005	2004	2006 compared with 2005	2005 compared with 2004
	(in thousands)
Modular Carpet	$665,415	$568,862	$499,509	17.0%	13.9%
Bentley Prince Street	131,989	121,673	118,944	8.5%	2.3%
Fabrics Group	162,747	194,557	185,584	(16.3%)	4.8%
Specialty Products	12,716	14,893	13,272	(14.6%)	12.2%
Corporate Expenses	4,918	3,780	3,607	30.1%	4.8%
Total	$977,785	$903,765	$820,916	8.2%	10.1%

Interest and Other Expense

For 2006, interest expense decreased by $3.3 million versus 2005. The decrease was due primarily to repurchases of approximately $46.6 million of our 7.3% bonds during the year. This decrease in interest was partially offset by increased borrowings on our revolving credit agreement for the first three quarters of 2006.

For 2005, interest expense decreased $0.5 million versus 2004. The decrease was due primarily to the lower levels of debt outstanding on a daily basis during 2005 versus 2004, and was somewhat offset by an overall increase in interest rates when compared with 2004.

Tax

Our effective tax rate in 2006 was 65.2%, compared with an effective tax rate of 49.4% in 2005. This increase in rate is primarily attributable to (1) $22.4 million of non-deductible losses in connection with the disposal of our European fabrics business, and (2) the repatriation of earnings related to the disposal of this business.

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

Historically, we use more cash in the first half of the fiscal year, as we fund insurance premiums, tax payments, incentive compensation, and inventory build-up in preparation for the holiday/vacation season of our international operations. However, we believe that our liquidity position and cash provided by operations will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future, primarily because we had over $98 million of additional borrowing capacity under our revolving credit facility as of December 31, 2006, and we have no maturities of long term debt until April 2008.

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

Furthermore, on November 10, 2006, we sold 5,750,000 shares of our Class A common stock at a public offering price of $14.65 per share, resulting in net proceeds of approximately $78.9 million after deducting the underwriting discounts and commissions and estimated offering expenses. We plan to use the net proceeds to repay some of our outstanding debt and may use a portion of such proceeds for general corporate purposes.

Nevertheless, our ability to generate cash from operating activities is uncertain because we are subject to, and recently have experienced, fluctuations in our level of net sales. As a result, we cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to pay the interest and principal on our debt or to fund our other liquidity needs.

At December 31, 2006, we had $110.2 million in cash. As of December 31, 2006, no borrowings and $9.5 million in letters of credit were outstanding under the revolving credit facility, and we could have incurred an additional $98.5 million of borrowings thereunder.

We have approximately $85.0 million in contractual cash obligations due by the end of fiscal year 2007, which includes, among other things, capital expenditure purchase commitments and interest payments on our debt. We currently estimate aggregate capital expenditures will be between $35 million and $40 million for 2007. Based on current interest rate and debt levels, we expect our aggregate interest expense for 2007 to be between $34 million and $38 million.

In February 2004, we issued $135 million in 9.5% senior subordinated notes due 2014. Proceeds from the issuance of these notes were used to redeem in full our previously outstanding 9.5% senior subordinated notes due 2005, with the remainder of $7.5 million (after fees and expenses) used to reduce borrowings under our revolving credit facility.

It is important for you to consider that our revolving credit facility matures in June 2011, and our outstanding senior and senior subordinated notes mature at times ranging from 2008 to 2014. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

Revolving Credit Facility

We amended and restated our primary senior revolving credit facility on June 30, 2006. It provides for a maximum aggregate amount of loans and letters of credit of up to $125 million at any one time, subject to the borrowing base described below. The key features of the revolving credit facility are as follows:

•	The revolving credit facility currently matures on June 30, 2011;
•
The revolving credit facility includes a domestic U.S. dollar syndicated loan and letter of credit facility made available to Interface, Inc. up to the lesser of (1) $125 million, or (2) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, inventory, equipment and (at our option) real estate in the United States (the percentages and eligibility requirements for the borrowing base are specified in the credit facility), less certain reserves;

•
Advances under the loan facility are secured by a first-priority lien on substantially all of Interface, Inc.’s assets and the assets of each of its material domestic subsidiaries, which have guaranteed the revolving credit facility; and

•
The revolving credit facility contains a financial covenant (a fixed charge coverage ratio test) that becomes effective in the event that our excess borrowing availability falls below $20 million. In such event, we must comply with the financial covenant for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred;

The revolving credit facility also includes various reporting, affirmative and negative covenants, and other provisions that restrict our ability to take certain actions, including provisions that restrict our ability to repay our long-term indebtedness unless we meet a specified minimum excess availability test.

Interest Rates and Fees.  Interest on borrowings and letters of credit under the revolving credit facility is charged at varying rates computed by applying a margin (ranging from 0.0% to 0.25%, in the case of advances at a prime interest rate, and 1.25% to 2.25%, in the case of advances at LIBOR) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and our average excess borrowing availability during the most recently completed fiscal quarter. In addition, we pay an unused line fee on the facility ranging from 0.25% to 0.375% depending on our average excess borrowing availability during the most recently completed fiscal quarter.

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

Events of Default.  If Interface, Inc. and certain of its subsidiaries fails to perform or breaches any of the affirmative or negative covenants under the revolving credit facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc. or certain subsidiaries, or if we breach or fail to perform any covenant or agreement contained in any instrument relating to any of our other indebtedness exceeding $10 million), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ co-agents may, and upon the written request of a specified percentage of the lender group, shall:

• declare all commitments of the lenders under the facility terminated;

• declare all amounts outstanding or accrued thereunder immediately due and payable; and

• exercise other rights and remedies available to them under the agreement and applicable law.

Collateral.  The facility is secured by substantially all of the assets of Interface, Inc. and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier material foreign subsidiaries. If an event of default occurs under the revolving credit facility, the lenders’ collateral agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

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

Each series of notes is guaranteed, fully, unconditionally, and jointly and severally, on an unsecured basis by each of our material U.S. subsidiaries. If we breach or fail to perform any of the affirmative or negative covenants under one of these indentures, or if other specified events occur (such as a bankruptcy or similar event), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. An event of default also will exist under each indenture if we breach or fail to perform any covenant or agreement contained in any other instrument (including without limitation any other indenture) relating to any of our indebtedness exceeding $20 million (or $25 million in the case of the indenture governing our 7.3% Senior Notes due 2008) and such default or failure results in the indebtedness becoming due and payable. If an event of default exists and is continuing, the trustee of the series of notes at issue (or the holders of at least 25% of the principal amount of such notes) may declare the principal amount of the notes and accrued interest thereon immediately due and payable (except in the case of bankruptcy, in which case such amounts are immediately due and payable even in the absence of such a declaration).

In 2005, we repurchased $2.0 million of our 7.3% Senior Notes due 2008. In 2006, we repurchased an additional $46.6 million of the 7.3% Senior Notes.

Analysis of Cash Flows

Our primary sources of cash during 2006 were (1) $78.9 million from our sale of 5,750,000 shares of common stock, (2) $28.8 million received from the sale of our European fabrics business, (3) $30.1 million from continuing operations, and (4) $7.1 million from the exercise of employee stock options. The primary uses of cash during 2006 were (1) $46.6 million for repurchases of the Company’s 7.3% senior notes, (2) $40.4 million for bond interest payments, and (3) $34.0 million for additions to property and equipment in our manufacturing locations.

Our primary sources of cash during 2005 were (1) $49.3 million from continuing operations, (2) $12.0 million from discontinued operations, and (3) $3.0 million from the issuance of stock upon the exercise of employee stock options. The primary uses of cash during 2005 were (1) $25.5 million for additions to property and equipment at our manufacturing facilities, (2) $2.7 million for purchases of intellectual property, (3) $2.3 million for deposits on manufacturing equipment, and (4) $2.0 million for repurchases of Senior Notes.

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

Cash flows from discontinued operations are included in operating cash flows for all years presented, as there were no material investing or financing activities related to these discontinued operations. The absence of cash flows from discontinued operations is not expected to have any significant impact on future liquidity and capital resources.

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations (including the contractual obligations of our discontinued operations) and the periods in which payments are due. The amounts and time periods are measured from December 31, 2006.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$411,365	$--	$101,365	$175,000	$135,000
Operating Lease Obligations(1)	88,441	24,086	32,112	20,059	12,184
Expected Interest Payments(2)	155,319	38,381	63,812	26,407	26,719
Unconditional Purchase Obligations(3)	11,836	11,407	390	39	--
Pension Cash Obligations(4)	114,919	11,170	23,301	24,448	56,000
Total Contractual Cash Obligations	$781,880	$85,044	$220,980	$245,953	$229,903

(1)	Our capital lease obligations are insignificant.

(2)
Expected interest payments to be made in future periods reflect anticipated interest payments related to our $175 million of 10.375% Senior Notes; our $101.4 million of 7.3% Senior Notes; and our $135 million of 9.5% Senior Subordinated Notes. We have also assumed in the presentation above that we will hold the Senior Notes and the Senior Subordinated Notes until maturity. We have excluded from the presentation interest payments and fees related to our revolving credit facility (discussed above), because of the variability and timing of advances and repayments thereunder.

(3)
Does not include unconditional purchase obligations that are included as liabilities in our Consolidated Balance Sheet. We have capital expenditure commitments of $5.0 million, all of which are due in less than 1 year.

(4)
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

Deferred Income Tax Assets and Liabilities. The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with SFAS No. 109, “Accounting for Income Taxes,” and are based on management’s assumptions and estimates regarding future operating results and levels of taxable income, as well as management’s judgments regarding the interpretation of the provisions of SFAS No. 109. The carrying values of liabilities for income taxes currently payable are based on management’s interpretation of applicable tax laws, and incorporate management’s assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgments in connection with accounting for income taxes may result in materially different carrying values of income tax assets and liabilities and results of operations.

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

Goodwill. Pursuant to SFAS No. 142, we test goodwill for impairment at least annually. We use an outside consultant to help prepare valuations of reporting units, and those valuations are compared with the respective book values of the reporting units to determine whether any goodwill impairment exists. In preparing the valuations, past, present and expected future performance is considered. If impairment is indicated, a loss is recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill. If the actual fair value of the goodwill is determined to be less than that estimated, an additional write-down may be required.

Inventories. We determine the value of inventories using the lower of cost or market. We write down inventories for the difference between the carrying value of the inventories and their estimated market value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products, and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on December 31, 2006, and January 1, 2006, was $11.9 million and $12.0 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our net income would be higher or lower by approximately $0.9 million, on an after-tax basis.

Pension Benefits. Net pension expense recorded is based on, among other things, assumptions about the discount rate, estimated return on plan assets and salary increases. While management believes these assumptions are reasonable, changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of our plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year. The actuarial assumptions used in our salary continuation plan and our foreign defined benefit plans reporting are reviewed periodically and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligation. The expected long-term rate of return on plan assets assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers. A 1% increase in the actuarial assumption for discount rate would decrease our projected benefit obligation by approximately $28.2 million. A 1% decrease in the discount rate would increase our projected benefit obligation by approximately $52.3 million.

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

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 31, 2006, and January 1, 2006, was $7.4 million and $6.2 million, respectively. To the extent the actual collectibility of our accounts receivable differs from our estimates by 10%, our net income would be higher or lower by approximately $0.5 million, on an after-tax basis, depending on whether the actual collectibility was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. For our fabrics products, we typically provide a five year limited warranty against manufacturing defects and nonconformity to specifications. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty reserve on December 31, 2006, and January 1, 2006, was $2.2 million and $2.6 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our net income would be higher or lower by approximately $0.1 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is current evaluating the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year, and recognize the changes in a defined benefit post-retirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements became effective for companies with fiscal years ending after December 15, 2006, on a prospective basis. As a result of the requirement to recognize the unfunded status of the plan as a liability, the Company recorded a charge to other comprehensive income of $19.3 million in the 4th quarter of 2006. The impact of this statement on the Company’s consolidated financial statements is discussed in Item 8 of this Report in the note entitled “Employee Benefit Plans.”

In September 2006, the Securities & Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. SAB No. 108 provides additional guidance on determining the materiality of cumulative unadjusted misstatements in both current and future financial statements. SAB No. 108 also provides guidance on the proper accounting and reporting for the correction of immaterial unadjusted misstatements which may become material in subsequent accounting periods. SAB No. 108 generally requires prior period financial statements to be revised if prior misstatements are subsequently discovered; however, for immaterial prior year revisions, reports filed under the Securities Exchange Act of 1934 are not required to be amended. SAB No. 108 became effective as of December 31, 2006. The Company applied the guidance provided in SAB No. 108 in the fourth quarter of 2006, and identified three matters in prior reporting periods which were deemed immaterial to those periods using a consistent evaluation methodology (the “rollover method”). They were as follows:

•
In 1998, the Company entered into a sale-leaseback transaction in which a gain was recognized at the time of sale as opposed to over the lease period. In addition, the Company did not use straight-line rental accounting for the expected lease payments related to this transaction. To correct these entries, the Company recorded an entry to increase liabilities by approximately $3.3 million and decrease retained earnings by approximately $2.1 million, net of tax;

•
The Company’s previous methodology for recording legal expenses ensured that the Company incurred twelve months of expense in each year. However, the actual timing and amount of the legal bills received led to an understated liability on the balance sheet. The Company has recorded a liability of approximately $1.2 million and a decrease in retained earnings of approximately $0.5 million, net of taxes (as the remaining portion of these costs were capitalizable), to properly record incurred legal expenses; and

•
The Company previously under-recorded the liability related to restricted stock by approximately $0.7 million. There was no impact to consolidated shareholders' equity as a result of this correction, as the liability for restricted stock is recorded in equity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

On September 7, 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, and the Company is currently evaluating the effect of this standard on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes”, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for companies with fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 concludes that (a) the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and (b) that the presentation of taxes within the scope on either a gross or a net basis is an accounting policy decision that should be disclosed under Opinion 22. Furthermore, for taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus, which requires only disclosure changes, is effective for periods beginning after December 15, 2006. This standard is not expected to have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 2, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

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

On October 13, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R was effective as of the first fiscal year beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company adopted SFAS No. 123R on January 2, 2006. See the note entitled “Shareholders Equity” in Item 8 of this Report for further discussion of this standard.

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

At December 31, 2006, we recognized a $25.5 million increase in our foreign currency translation adjustment account compared to January 1, 2006, because of the strengthening of certain currencies against the U.S. dollar. The increase was associated primarily with certain foreign subsidiaries located within the United Kingdom and continental Europe.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 31, 2006. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $17.8 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $15.7 million.

Foreign Currency Exchange Rate Risk

As of December 31, 2006, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.4 million or an increase in the fair value of our financial instruments of $7.7 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR ENDED
	2006	2005	2004
	(in thousands, except share data)
Net sales	$1,075,842	$985,766	$881,658
Cost of sales	736,247	681,069	616,297
Gross profit on sales	339,595	304,697	265,361

Selling, general and administrative expenses	241,538	222,696	204,619
Impairment of goodwill	20,712	--	--
Loss on disposal - European fabrics	1,723	--	--
Restructuring charges	3,260	--	--

Operating income	72,362	82,001	60,742

Interest expense	42,204	45,541	46,023
Bond offering cost	--	--	1,869
Other expense	1,319	933	2,366

Income from continuing operations before tax expense	28,839	35,527	10,484
Income tax expense	18,816	17,561	4,044

Income from continuing operations	10,023	17,966	6,440
Loss from discontinued operations, net of tax	(31)	(14,791)	(58,815)
Loss on disposal of discontinued operations, net of tax	--	(1,935)	(3,027)

Net income (loss)	$9,992	$1,240	$(55,402)

Income (loss) per share - basic
Continuing operations	$0.18	$0.35	$0.13
Discontinued operations	--	(0.29)	(1.16)
Loss on disposal of discontinued operations	--	(0.04)	(0.06)

Net income (loss) per share - basic	$0.18	$0.02	$(1.09)

Income (loss) per share - diluted
Continuing operations	$0.18	$0.34	$0.12
Discontinued operations	--	(0.28)	(1.12)
Loss on disposal of discontinued operations	--	(0.04)	(0.06)

Net income (loss) per share - diluted	$0.18	$0.02	$(1.06)

Basic weighted average shares outstanding	54,087	51,551	50,682
Diluted weighted average shares outstanding	55,713	52,895	52,171

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	FISCAL YEAR ENDED
	2006	2005	2004
	(in thousands)
Net income (loss)	$9,992	$1,240	$(55,402)
Other comprehensive income (loss)
Foreign currency translation adjustment	25,501	(34,351)	23,052
Pension liability adjustment	(19,392)	5,986	1,289

Comprehensive income (loss)	$16,101	$(27,125)	$(31,061)

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2006	2005
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$110,220	$51,312
Accounts receivable, net	159,430	141,408
Inventories	147,963	130,209
Prepaid expenses and other current assets	21,937	16,624
Deferred income taxes	6,839	4,540
Assets of businesses held for sale	2,570	5,526

Total current assets	448,959	349,619
Property and equipment, net	188,725	185,643
Deferred tax asset	65,841	69,043
Goodwill	180,107	193,705
Other assets	44,708	40,980

	$928,340	$838,990

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,601	$50,312
Accrued expenses	101,493	85,581
Liabilities of businesses held for sale	1,512	4,214

Total current liabilities	159,606	140,107
Senior notes	276,365	323,000
Senior subordinated notes	135,000	135,000
Deferred income taxes	12,686	23,534
Other	64,783	40,864

Total liabilities	648,440	662,505

Minority interest	5,506	4,409

Commitments and contingencies

Shareholders’ equity
Preferred stock	--	--
Common stock	6,066	5,334
Additional paid-in capital	323,132	234,314
Retained earnings (deficit)	5,217	(1,443)
Accumulated other comprehensive income - foreign currency translation	(12,847)	(38,347)
Accumulated other comprehensive income - pension liability	(47,174)	(27,782)

Total shareholders’ equity	274,394	172,076

	$928,340	$838,990

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR ENDED
	2006	2005	2004
OPERATING ACTIVITIES		(in thousands)
Net income (loss)	9,992	$1,240	$(55,402)
Impairment of goodwill related to discontinued operations	--	--	29,044
Impairment of assets related to discontinued operations	--	3,466	17,521
Loss on discontinued operations	31	11,325	12,250
Loss from disposal of discontinued operations	--	1,935	3,027
Income from continuing operations	10,023	17,966	6,440
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities
Impairment of goodwill	20,712	--	--
Restructuring charge	2,708	--	--
Depreciation and amortization	31,163	31,455	33,336
Bad debt expense	2,694	2,009	1,421
Deferred income taxes and other	(11,997)	(6,243)	(10,832)
Working capital changes:
Accounts receivable	(21,315)	(7,742)	600
Inventories	(24,174)	2,801	(1,876)
Prepaid expenses and other current assets	(5,953)	(2,716)	1,027
Accounts payable and accrued expenses	26,213	11,753	(1,855)
Cash provided by continuing operations	30,074	49,283	28,261
Cash provided by (used in) discontinued operations	--	12,018	(18,720)
Cash provided by operating activities	30,074	61,301	9,541

INVESTING ACTIVITIES:
Capital expenditures	(34,036)	(25,478)	(15,783)
Proceeds from sale of discontinued operations	--	551	7,003
Proceeds from sale of European fabrics	28,837	--	--
Proceeds from sale of building	--	--	4,400
Other	(7,361)	(5,644)	(3,393)
Cash used in investing activities	(12,560)	(30,571)	(7,773)

FINANCING ACTIVITIES:
Issuance of notes	--	--	135,000
Repurchase of senior subordinated notes	--	--	(120,000)
Debt issuance costs	(777)	--	(4,237)
Borrowings on long-term debt	--	--	--
Repurchase of senior notes	(46,634)	(2,000)	--
Proceeds from issuance of common stock	86,413	2,960	4,442
Cash provided by financing activities	39,002	960	15,205
Net cash provided by operating, investing and financing activities	56,516	31,690	16,973
Effect of exchange rate changes on cash	2,392	(2,542)	2,301

CASH AND CASH EQUIVALENTS:
Net increase	58,908	29,148	19,274
Balance, beginning of year	51,312	22,164	2,890

Balance, end of year	$110,220	$51,312	$22,164

See accompanying notes to consolidated financial statements.

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

In 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses (as well as the results of operations of a small Australian dealer business and a small residential fabrics business). In the third quarter 2004, the Company began to dispose of several of the dealer subsidiaries. The Company has now sold or terminated ongoing operations at each of its owned dealer businesses. The results of operations and related disposal costs, gains and losses for these businesses were classified as discontinued operations for all periods presented.

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

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations. Research and development expense was $9.0 million, $9.6 million and $8.0 million for the years ended 2006, 2005 and 2004, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments.

Cash payments for interest amounted to approximately $41.9 million, $43.4 million and $42.1 million for the years ended 2006, 2005 and 2004, respectively. Income tax payments amounted to approximately $17.5 million, $14.3 million and $9.6 million for the years ended 2006, 2005 and 2004, respectively. During the years ended 2006, 2005 and 2004, the Company received income tax refunds of $2.5 million, $0.1 million and $0.6 million, respectively.

Cash flows from discontinued operations are included in operating cash flows for all years presented, as there were no significant investing or financing activities related to these discontinued operations.

Inventories

Inventories are valued at the lower of cost (standards approximating the first-in, first-out method) or market. Costs included in inventories are based on invoiced costs and/or production costs, as applicable. Included in production costs are material, direct labor and allocated overhead. The Company writes down inventories for the difference between the carrying value of the inventories and their estimated market value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

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

Rebates

The Company has agreements to receive cash consideration from certain of its vendors, including rebates and cooperative marketing reimbursements. The amounts received from its vendors are generally presumed to be a reduction of the prices the Company pays for their products and, therefore, such amounts are reflected as either a reduction of cost of sales on the accompanying consolidated statements of operations, or, if the product inventory is still on hand at the reporting date, it is reflected as a reduction of “Inventories” on the accompanying consolidated balance sheets. Vendor rebates are typically dependent upon reaching minimum purchase thresholds. The Company evaluates the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated and receipt becomes probable, the Company records a portion of the rebate as the Company makes progress towards the purchase threshold.

When the Company receives direct reimbursements for costs incurred in marketing the vendor’s product or service, the amount received is recorded as an offset to selling, general and administrative expenses on the accompanying consolidated statements of operations.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements - ten to forty years; and furniture and equipment - three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs of approximately $1.2 million, $0.9 million, and $0.6 million for the fiscal years ended 2006, 2005 and 2004, respectively. Depreciation expense amounted to approximately $27.1 million, $27.4 million and $27.7 million for the years ended 2006, 2005 and 2004, respectively. These amounts exclude depreciation expense of approximately $2.1 million for 2004, related to the discontinued operations of the Re:Source dealer businesses and U.S. raised/access flooring business.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on December 31, 2001, goodwill was amortized on a straight-line basis over the periods benefited, principally twenty-five to forty years. Accumulated amortization amounted to approximately $77.3 million at both December 31, 2006, and January 1, 2006, and cumulative impairment losses recognized were $106.9 million as of December 31, 2006, and $86.2 million as of January 1, 2006.

In June 2001, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, and to purchase business combinations completed on or after July 1, 2001. It also requires, following the adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

The Company’s previous business combinations were accounted for using the purchase method. As of December 31, 2006, and January 1, 2006, the net carrying amount of goodwill was $180.1 million and $193.7 million, respectively. Other intangible assets were $9.3 million and $6.7 million as of December 31, 2006, and January 1, 2006, respectively. Amortization expense during the years ended 2006, 2005 and 2004 was $0.7 million, $0.6 million and $0.2 million, respectively.

During the fourth quarters of 2006 and 2005, the Company performed the annual goodwill impairment test required by SFAS No. 142. In effecting the impairment testing, we used an outside consultant to help prepare valuations of reporting units in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. No additional impairment was indicated. However, the Company recorded a goodwill impairment charge of $20.7 million in the first quarter of 2006 in connection with the sale of its European fabrics operations. In addition, an after-tax goodwill impairment charge of $29.0 million was recorded in fiscal year 2004 related to our discontinued Re:Source dealer businesses.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of goodwill for the year ended December 31, 2006, by operating segment are as follows:

	BALANCE JANUARY 1, 2006	ACQUISITIONS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE DECEMBER 31, 2006
	(in thousands)
Modular Carpet	$67,156	$--	$--	$7,114	$74,270
Bentley Prince Street	61,213	--	--	--	61,213
Fabrics Group	65,336	--	20,712	--	44,624
Specialty Products	--	--	--	--	--
Total	$193,705	$--	$20,712	$7,114	$180,107

Product Warranties

The Company typically provides limited warranties with respect to certain attributes of its carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which it is to be installed. The Company typically warrants that services performed will be free from defects in workmanship for a period of one year following completion. For fabrics products, the Company typically provides a five year limited warranty against manufacturing defects and nonconformity to specifications. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product.

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty reserves amounted to $2.2 million and $2.6 million as of December 31, 2006, and January 1, 2006, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

The Company does not record taxes collected from customers and remitted to governmental authorities on a gross basis.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, short-term investments and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt are based on quoted market prices or pricing models using current market rates.

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss). Foreign exchange translation gains (losses) were $25.5 million, $(34.4) million and $23.1 million, for the years ended 2006, 2005 and 2004, respectively.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income (Loss) Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding. Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

As of the fiscal year ended December 31, 2006, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” note below. During 2006, the Company adopted SFAS No. 123R, “Share Based Payment” and has recorded expenses related to such plans in accordance with the standard. The Company transitioned to the standard using the modified prospective application. Prior to 2006, those plans were accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expenses related to stock option plans were not material for 2005 and 2004.

The following table illustrates the effect on net income and earnings per share (on a pro forma basis) if the fair value recognition provisions of SFAS No. 123 were applied to stock-based employee compensation:

	FISCAL YEAR ENDED
	2006	2005	2004
	(in thousands, except share data)
Net income (loss) as reported	$9,992	$1,240	$(55,402)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	--	(526)	(1,499)
Add: Recognized stock-based compensation	--	--	--
Pro forma net income (loss)	$9,992	$714	$(56,901)

Income (loss) per share:
Basic - as reported	$0.18	$0.02	$(1.09)
Basic - pro forma	0.18	0.01	(1.12)

Diluted - as reported	$0.18	$0.02	$(1.06)
Diluted - pro forma	0.18	0.01	(1.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in fiscal years 2006, 2005 and 2004:

	Fiscal Year Ended
	2006	2005	2004
Risk free interest rate	4.71%	4.22%	4.38%
Expected option life	3.18 years	2.0 years	2.3 years
Expected volatility	60%	60%	57%
Expected dividend yield	0%	0%	0%

The weighted average fair value of stock options (as of grant date) granted during the years ended 2006, 2005 and 2004 was $5.04, $2.21 and $2.06, respectively, per share.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2006” “2005,” and “2004,” mean the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively. Fiscal years 2006, 2005 and 2004 comprised 52, 52, and 53 weeks, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is current evaluating the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year, and recognize the changes in a defined benefit post-retirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 (the 2006 fiscal year-end for the Company) on a prospective basis. As a result of the requirement to recognize the unfunded status of the plan as a liability, the Company recorded a charge to other comprehensive income of $19.3 million in the fourth quarter of 2006. See further discussion below at the note entitled “Employee Benefit Plans.”

In September 2006, the Securities & Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. SAB No. 108 provides additional guidance on determining the materiality of cumulative unadjusted misstatements in both current and future financial statements. SAB No. 108 also provides guidance on the proper accounting and reporting for the correction of immaterial unadjusted misstatements which may become material in subsequent accounting periods. SAB No. 108 generally requires prior period financial statements to be revised if prior misstatements are subsequently discovered; however, for immaterial prior year revisions, reports filed under the Securities Exchange Act of 1934 are not required to be amended. SAB No. 108 became effective as of December 31, 2006. The Company applied the guidance provided in SAB No. 108 in the fourth quarter of 2006, and identified three matters in prior reporting periods which were deemed immaterial to those periods using a consistent evaluation methodology (the “rollover method”). They were as follows:

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
In 1998, the Company entered into a sale-leaseback transaction in which a gain was recognized at the time of sale as opposed to over the lease period. In addition, the Company did not use straight-line rental accounting for the expected lease payments related to this transaction. To correct these entries, the Company recorded an entry to increase liabilities by approximately $3.3 million and decrease retained earnings by approximately $2.1 million, net of tax;

•
The Company’s previous methodology for recording legal expenses ensured that the Company incurred twelve months of expense in each year. However, the actual timing and amount of the legal bills received led to an understated liability on the balance sheet. The Company has recorded a liability of approximately $1.2 million and a decrease in retained earnings of approximately $0.5 million, net of taxes (as the remaining portion of these costs were capitalizable), to properly record incurred legal expenses; and

•
The Company previously under-recorded the liability related to restricted stock by approximately $0.7 million. There was no impact to consolidated shareholders' equity as a result of this correction, as the liability for restricted stock is recorded in equity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

On September 7, 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, and the Company is currently evaluating the effect of this standard on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. In summary, FIN No. 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes”, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 concludes that (a) the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and (b) the presentation of taxes within the scope on either a gross or a net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. Furthermore, EITF 06-03 states that for taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. EITF is effective for periods beginning after December 15, 2006. This standard is not expected to have a material impact on our results of operations or financial position.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 2, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

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

In October 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R was effective as of the first fiscal year beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company adopted SFAS No. 123R on January 2, 2006. For further information, see the note below entitled “Shareholders’ Equity.”

RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2006, and January 1, 2006, the allowance for bad debts amounted to approximately $7.4 million and $6.2 million, respectively, for all accounts receivable of the Company. Reserves for sales returns and allowances amounted to $2.2 million and $2.7 million as of December 31, 2006, and January 1, 2006, respectively.

Balances billed but not paid by customers under retainage provisions in the Company’s performance contracts related to the discontinued operations of the Re:Source dealer businesses amounted to $0.1 million and $0.6 million as of the years ended December 31, 2006, and January 1, 2006, respectively, and generally are paid within one year. Amounts representing the recognized sales value of performance contracts, which were not billed or billable, were $2.0 million and $2.0 million as of December 31, 2006, and January 1, 2006, respectively. These amounts exclude sales value of $0.1 million and $0.7 million as of December 31, 2006, and January 1, 2006, respectively, related to the discontinued operations of the Re:Source dealer businesses. Billings are made periodically, usually weekly or monthly, and are based on terms defined in the contracts that govern the related arrangement, and are usually determined based on the extent of progress of the related job.

INVENTORIES

Inventories are summarized as follows:

	2006	2005
	(in thousands)
Finished goods	$86,123	$71,893
Work-in-process	16,740	16,792
Raw materials	45,100	41,524

	$147,963	$130,209

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserves for inventory obsolescence amounted to $11.9 million and $12.0 million as of December 31, 2006, and January 1, 2006, respectively, and have been netted against amounts presented above.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2006	2005
	(in thousands)
Land	$11,065	$7,111
Buildings	131,993	117,810
Equipment	397,467	403,269

	540,525	528,190
Accumulated depreciation	(351,800)	(342,547)

	$188,725	$185,643

The estimated cost to complete construction-in-progress for which the Company was committed at December 31, 2006, was approximately $15.9 million.

ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2006	2005
	(in thousands)
Compensation	$47,345	$34,864
Interest	15,438	16,732
Restructuring	267	271
Taxes	9,339	13,356
Accrued purchases	9,188	7,127
Other	19,916	13,231

	$101,493	$85,581

Other non-current liabilities include pension liability of $50.7 million and $27.8 million as of December 31, 2006, and January 1, 2006, respectively (see the discussion below in the note entitled “Employee Benefit Plans”).

BORROWINGS

Revolving Credit Facility

On June 18, 2003, the Company amended and restated its revolving credit facility. Under the amended and restated facility at that time, the maximum aggregate amount of loans and letters of credit available at any one time was $100 million. Key features of the revolving credit facility at that time included the following:

•
The amended and restated facility included a domestic U.S. dollar syndicated loan and letter of credit facility (the “Domestic Loan Facility”) made available to the Company and Interface Europe B.V. (a foreign subsidiary of the Company based in the Netherlands), as co-borrowers up to the lesser of (i) $100 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable, finished goods inventory and raw materials inventory in the United States, less certain reserves;

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Advances to the Company and Interface Europe B.V. under the Domestic Loan Facility and advances to Interface Europe, Ltd. (a foreign subsidiary of the Company based in the UK) under the Multicurrency Loan Facility (described below) were secured by a first-priority lien on substantially all of the assets of the Company and each of its material domestic subsidiaries, which guaranteed the amended and restated facility;

•
The amended and restated facility also included a multicurrency syndicated loan and letter of credit facility (the “Multicurrency Loan Facility”) in British pounds and euros made available to Interface Europe, Ltd., in an amount up to the lesser of (i) the equivalent of $15 million, or (ii) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and finished goods inventory of Interface Europe, Ltd. and certain of its subsidiaries, less certain reserves;

•
Advances to Interface Europe, Ltd. under the Multicurrency Loan Facility were secured by a first-priority lien on, security interest in, or floating or fixed charge, as applicable, on all of the interest in and to the accounts receivable, inventory, and substantially all other property of Interface Europe, Ltd. and its material subsidiaries, which subsidiaries also guaranteed the Multicurrency Loan Facility;

•
The amended and restated facility contained certain financial covenants (including a senior secured debt coverage ratio test and a fixed charge coverage ratio test) that become effective in the event that the Company’s excess availability for domestic loans fell below $20 million (excluding a specified reserve against the domestic borrowing base); and

•
Interest on borrowings and letters of credit under the amended and restated facility was charged at varying rates computed by applying a margin (ranging from 0.0% to 3.5%) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and our fixed charge coverage ratio. In addition, the Company was required to pay an unused line fee on the facility ranging from 0.375% to 1.0% depending on our fixed charge coverage ratio.

Compared with its predecessor, the June 2003 amendment and restatement, among other things, eased the applicability of financial covenants, secured advances to Interface Europe, Ltd., reduced the size of the Multicurrency Loan Facility, substituted certain lenders, and increased pricing on borrowings in certain circumstances. Prior to the amendment and restatement of its revolving credit facility in June 2003, the Company was not in compliance with certain covenants contained in its previous facility, and the Company obtained waivers from its lenders at that time.

On March 30, 2004, the Company further amended the amended and restated facility. The amendment provided that, for purposes of calculating a specified fixed charge coverage ratio, any interest payments on the Company’s 7.3% senior notes that were due and payable on April 1 or October 1 of a given fiscal year shall, when paid, be deemed to have been paid in the second fiscal quarter and the fourth fiscal quarter, respectively, of such fiscal year.

On December 29, 2004, the Company again amended the amended and restated facility. The December 2004 amendment, among other things, decreased fees and pricing on borrowings in certain circumstances, increased the domestic letters of credit subcommitment for a specified time period, increased the dollar amount threshold for a money judgment that may constitute an event of default, and waived various pledge and security requirements otherwise applicable to certain assets of the Company’s subsidiaries.

On September 30, 2005, the Company again amended the amended and restated facility to allow certain foreign subsidiaries to incur a limited amount of indebtedness and liens against property without using the general “catch-all” baskets contained in such covenants.

On February 21, 2006, the Company again amended the amended and restated facility. This amendment modified the definition of “Financial Covenant Effective Date” to remove language that caused certain financial covenants to become effective in the event excess availability for U.K. loans fell below $3 million.

On June 30, 2006, the Company again amended and restated its revolving credit facility. Under the amended and restated facility (the “Facility”), as under its predecessor, the Company’s obligations are secured by a first priority lien on substantially all of the assets of Interface, Inc. and each of its material domestic subsidiaries, which subsidiaries also guarantee the Facility. However, the Facility differs from its predecessor in the following material respects:

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	The stated maturity date of the Facility has been extended to June 30, 2011;

•
The borrowing base governing borrowing availability has been modified to include certain eligible equipment and (at our option) real estate, to change certain existing advance rates and types of eligible inventory and to change certain reserve requirements relating to borrowing availability (in each case subject to certain terms and conditions specified therein);

•
The maximum aggregate amount of loans and letters of credit available to us at any one time has been increased to $125 million, with an option for us to further increase that amount to up to a maximum of $150 million subject to the satisfaction of certain conditions;

•
The applicable interest rates and unused line fees have been reduced. Interest is now charged at varying rates computed by applying a margin (ranging from 0.0% to 0.25%, in the case of advances at a prime interest rate, and 1.25% to 2.25%, in the case of advances at LIBOR) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and our average excess borrowing availability during the most recently completed fiscal quarter. The unused line fee ranges from 0.25% to 0.375%, depending on our average excess borrowing availability during the most recently completed fiscal quarter;

•
The negative covenants have been relaxed in several respects, including with respect to the repayment of our other indebtedness and the payment of dividends and limiting their application to Interface, Inc. and its domestic subsidiaries. Additionally, the financial covenants have been amended to delete the senior secured debt coverage ratio and to modify the terms of the sole remaining financial covenant, a fixed charge coverage test;

•
The events of default have been amended to limit their application primarily to Interface, Inc. and its domestic subsidiaries and to make certain of the events of default less restrictive by increasing the applicable dollar thresholds thereunder; and

•
The previously-existing multicurrency loan and letter of credit facility available to our foreign subsidiary based in the United Kingdom, as well as the liens on assets in the United Kingdom securing that facility, have been removed from the Facility.

The Facility also includes various reporting, affirmative and negative covenants, and other provisions that restrict our ability to take certain actions, including provisions that restrict our ability to: (1) repay our long-term indebtedness unless we meet a specified minimum excess availability test; (2) incur indebtedness of contingent obligations; (3) make acquisitions of or investments in businesses (in excess of certain specified amounts); (4) sell or dispose of assets (in excess of certain specified amounts); (5) create or incur liens on assets; and (6) enter into sale and leaseback transactions.

We are presently in compliance with all covenants under the Facility and anticipate that we will remain in compliance with the covenants for the foreseeable future.

As under its predecessor, the Facility is secured by substantially all of the assets of Interface, Inc. and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ collateral agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

As of December 31, 2006, and January 1, 2006, the Company had no borrowings outstanding under the domestic portion of the revolving credit facility. At January 1, 2006, the Company had $5.1 million outstanding borrowings under its Multicurrency Loan Facility, which was reported in current liabilities in the accompanying consolidated financial statements. The amended and restated Facility has no Multicurrency Loan Facility, and therefore no multicurrency borrowings were outstanding as of December 31, 2006. At December 31, 2006, the Company had $9.5 million outstanding in letters of credit. As of December 31, 2006, the Company could have incurred $98.5 million of additional borrowings under the Facility.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

These notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior subordinated basis by certain of the Company’s domestic subsidiaries. The notes will become redeemable for cash after February 1, 2009 at the Company’s option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on February 1, 2012, plus accrued interest thereon to the date fixed for redemption. As of both December 31, 2006, and January 1, 2006, the Company had outstanding $135 million of 9.5% Senior Subordinated Notes due 2014. At December 31, 2006, and January 1, 2006, the estimated fair value these notes, based on then current market prices, was approximately $141.8 million and $133.7 million, respectively.

10.375% Senior Notes

On January 17, 2002, the Company completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1 and August 1 beginning August 1, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility.

The notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. As of both December 31, 2006, and January 1, 2006, the Company had outstanding $175 million in 10.375% Senior Notes. At December 31, 2006, and January 1, 2006, the estimated fair value of these notes based on then current market prices was approximately $193.4 million and $189.0 million, respectively.

7.3% Senior Notes

As of December 31, 2006, and January 1, 2006, the Company had outstanding $101 million and $148 million in 7.3% Senior Notes due 2008, respectively. Interest is payable semi-annually on April 1 and October 1 beginning on October 1, 1998.

The notes are unsecured and are guaranteed, fully, unconditionally, and jointly and severally, by certain of the Company’s domestic subsidiaries. The notes are redeemable, in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or (ii) the sum of the present value of the remaining scheduled payments, discounted on a semi-annual basis at the treasury rate plus 50 basis points, plus, in the case of each of (i) and (ii) above, accrued interest to the date of redemption. At December 31, 2006, and January 1, 2006, the estimated fair value of these notes based on then current market prices was approximately $103.1 million and $151.5 million, respectively.

Lines of Credit

Subsidiaries of the Company have an aggregate of $10.0 million of lines of credit available at interest rates ranging from 1.0% to 9.6%. As of December 31, 2006, and January 1, 2006, $0.0 million and $1.5 million, respectively, was outstanding under the lines of credit.

Borrowing Costs

Borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, were $6.7 million and $7.7 million as of December 31, 2006, and January 1, 2006, respectively. The Company amortizes these costs over the life of the related debt. Expenses related to such costs for the years ended 2006, 2005 and 2004 amounted to $1.9 million, $2.3 million and $3.6 million, respectively.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Maturities

The aggregate maturities of borrowings for each of the five years subsequent to December 31, 2006, are as follows:

FISCAL YEAR	AMOUNT
(in thousands)
2007	$--
2008	101,365
2009	--
2010	175,000
2011	--
Thereafter	135,000
$411,365

PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. As of December 31, 2006, and January 1, 2006, there were no shares of preferred stock issued.

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

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Further, whenever dividends on the Series B Preferred Stock are in arrears in an amount equal to six quarterly payments, the Series B Preferred Stock, together with any other shares of preferred stock then entitled to elect directors, shall have the right, as a single class, to elect one director until the default has been cured. The Rights expire on March 15, 2008, unless extended or unless the Rights are earlier redeemed or exchanged by the Company.

SHAREHOLDERS’ EQUITY

The Company is authorized to issue 80 million shares of $0.10 par value Class A Common Stock and 40 million shares of $0.10 par value Class B Common Stock. Class A and Class B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. Under the terms of the Class B Common Stock, its special voting rights to elect a majority of the Board members would terminate irrevocably if the total outstanding shares of Class B Common Stock ever comprises less than ten percent of the Company’s total issued and outstanding shares of Class A and Class B Common Stock. On December 31, 2006, the outstanding Class B shares constituted approximately 11.1% of the total outstanding shares of Class A and Class B Common Stock. The Company’s Class A Common Stock is traded in the over-the-counter market under the symbol IFSIA and is quoted on Nasdaq. The Company’s Class B Common Stock is not publicly traded. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Both classes of Common Stock share in dividends available to common shareholders. There were no dividends paid in 2006, 2005 and 2004. However, the Company’s Board of Directors recently declared a regular quarterly cash dividend of $0.02 per share payable March 23, 2007 to shareholders of record as of March 9, 2007. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by its Board at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its primary revolving credit facility and in the indentures for our public indebtedness, each of which specify conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

All treasury stock is accounted for using the cost method.

Common Stock Offering

On November 10, 2006, we sold 5,750,000 shares of our Class A common stock (which amount includes the underwriters’ exercise in full of their option to purchase an additional 750,000 shares to cover over-allotments) at a public offering price of $14.65 per share pursuant to a common stock offering, resulting in net proceeds of approximately $78.9 million after deducting the underwriting discounts, commissions and estimated offering expenses. We plan to use the net proceeds to repay some of our outstanding debt and may use a portion of such proceeds for general corporate purposes.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show changes in common shareholders’ equity.

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	MINIMUM PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 28, 2003	44,060	$4,406	7,291	$729	$222,984	$52,719	$(35,057)	$(27,048)
Net loss	--	--	--	--	--	(55,402)	--	--
Conversion of common stock	588	58	(588)	(58)	--	--	--	--
Stock issuances under employee plans	862	86	--	--	4,356	--	--	--
Other issuances of common stock	--	--	207	22	1,123	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(1,144)	--	--	--
Forfeitures and compensation expense related to restricted stock awards	--	--	--	--	1,426	--	--	--
Tax benefit from exercise of stock options	--	--	--	--	487	--	--	--
Tax benefit from vesting of restricted stock	--	--	--	--	150	--	--	--
Minimum pension liability adjustment	--	--	--	--	--	--	1,289	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	23,052
Balance, at January 2, 2005	45,510	$4,550	6,910	$693	$229,382	$(2,683)	$(33,768)	$(3,996)

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	MINIMUM PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT

Balance, at January 2, 2005	45,510	$4,550	6,910	$693	$229,382	$(2,683)	$(33,768)	$(3,996)
Net income (loss)	--	--	--	--	--	1,240	--	--
Conversion of common stock	280	28	(280)	(28)	--	--	--	--
Stock issuances under employee plans	541	53	--	--	2,903	--	--	--
Other issuances of common stock	--	--	386	38	3,078	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(3,114)	--	--	--
Forfeitures and compensation expense related to restricted stock awards	--	--	--	--	1,747	--	--	--
Tax benefit from exercise of stock options	--	--	--	--	304	--	--	--
Tax benefit from vesting of restricted stock	--	--	--	--	14	--	--	--
Minimum pension liability adjustment	--	--	--	--	--	--	5,986	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	(34,351)
Balance, at January 1, 2006	46,331	$4,631	7,016	$703	$234,314	$(1,443)	$(27,782)	$(38,347)

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT

Balance, at January 1, 2006	46,331	$4,631	7,016	$703	$234,314	$(1,443)	$(27,782)	$(38,347)
Net income (loss)	--	--	--	--	--	9,992	--	--
SAB 108 adjustments	--	--	--	--	701	(3,332)	--	--
Conversion of common stock	662	66	(662)	(66)	--	--	--	--
Stock issuances under employee plans	1,189	119	--	--	6,087	--	--	--
Other issuances of common stock	--	--	385	38	3,367	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(3,406)	--	--	--
Equity offering	5,750	575	--	--	78,771	--	--	--
Forfeitures and compensation expense related to restricted stock awards	--	--	--	--	3,298	--	--	--
Pension liability adjustment	--	--	--	--	--	--	(19,392)	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	25,500
Balance, at December 31, 2006	53,932	$5,391	6,739	$675	$323,132	$5,217	$(47,174)	$(12,847)

Stock Options

The Company has an Omnibus Stock Incentive Plan (“Omnibus Plan”) under which a committee of independent directors is authorized to grant directors and key employees, including officers, options to purchase the Company’s Common Stock. Options are exercisable for shares of Class A or Class B Common Stock at a price not less than 100% of the fair market value on the date of grant. The options become exercisable either immediately upon the grant date or ratably over a time period ranging from one to five years from the date of the grant. The Company’s options expire at the end of time periods ranging from three to ten years from the date of the grant. Initially, an aggregate of 3,600,000 shares of Common Stock not previously authorized for issuance under any plan, plus the number of shares subject to outstanding stock options granted under certain predecessor plans minus the number of shares issued on or after the effective date pursuant to the exercise of such outstanding stock options granted under predecessor plans, were available to be issued under the Omnibus Plan. In May 2001, the shareholders approved an amendment to the Omnibus Plan which increased by 2,000,000 the number of shares of Common Stock authorized for issuance under the Omnibus Plan. In May 2006, the shareholders approved an amendment to the Omnibus Plan. The amendment extended the term of the Omnibus Plan until February 2016, and increased the number of shares reserved for issuance or transfer to 4,250,000.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2006, the Company adopted SFAS No. 123R, “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” This standard requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award. That cost will be recognized over the period in which the employee is required to provide the services - the requisite service period (usually the vesting period) - in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS No. 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. The Company is continuing to use the Black-Scholes model. SFAS No. 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its 2006 expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.

The Company recognized stock option compensation expense of $0.3 million in 2006. There was no recognized expense related to stock options in 2005 or 2004. The remaining unrecognized compensation cost related to unvested awards at December 31, 2006 approximated $0.5 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in fiscal years 2006, 2005 and 2004:

	Fiscal Year Ended
	2006	2005	2004
Risk free interest rate	4.71%	4.22%	4.38%
Expected option life	3.18 years	2.0 years	2.3 years
Expected volatility	60%	60%	57%
Expected dividend yield	0%	0%	0%

The weighted average fair value of stock options (as of grant date) granted during the years ended 2006, 2005 and 2004 was $5.04, $2.21 and $2.06, respectively, per share.

The following table summarizes stock options outstanding as of December 31, 2006, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	2,925,000	$5.81
Granted	110,000	11.12
Exercised	1,230,000	5.99
Forfeited or cancelled	46,000	3.55
Outstanding at December 31, 2006 (a)	1,759,000	$6.07

Exercisable at December 31, 2006 (b)	1,467,000	$6.00

(a) At December 31, 2006, the weighted-average remaining contractual life of options outstanding was 3.8 years.
(b) At December 31, 2006, the weighted-average remaining contractual life of options exercisable was 3.5 years.

At December 31, 2006, the aggregate intrinsic values of options outstanding and options exercisable were $14.3 million and $12.2 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The intrinsic value of stock options exercised in 2006, 2005 and 2004 was $7.9 million, $2.0 million and $3.1 million, respectively. The cash proceeds related to stock options exercised in 2006, 2005 and 2004 were $7.1 million, $3.0 million and $4.4 million, respectively.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$ 2.64- 3.77	253,000	5.63	$2.91	131,000	$3.05
4.00- 5.99	820,000	3.55	4.98	752,000	4.93
6.00- 8.88	476,000	3.75	7.63	439,000	7.55
9.00-13.98	210,000	2.26	10.51	145,000	9.47

	1,759,000	3.80	$6.07	1,467,000	$6.00

Restricted Stock Awards

During fiscal years 2006, 2005 and 2004, the Company granted restricted stock awards totaling 394,000, 386,000, and 207,000 shares, respectively, of Class B common stock. These awards (or a portion thereof) vest with respect to each recipient over a three to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $2.9 million, $1.7 million and $1.4 million for 2006, 2005 and 2004, respectively. SFAS No. 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its 2006 expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.

The following table summarizes restricted stock activity as of December 31, 2006, and during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	1,471,000	$7.68
Granted	394,000	8.64
Vested	545,000	7.60
Forfeited or cancelled	9,000	7.76
Outstanding at December 31, 2006	1,311,000	$8.00

As of December 31, 2006, the unrecognized total compensation cost related to unvested restricted stock was $5.0 million. That cost is expected to be recognized by the end of 2010.

As stated above, SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. In prior years, the Company did not estimate the forfeitures of its restricted stock as the expense was recorded. In accordance with the standard, the Company is required to record a cumulative effect of the change in accounting principle to reduce previously recognized compensation for awards not expected to vest (i.e., forfeited or cancelled awards). Upon adoption of SFAS No. 123R, the Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within the selling, general and administrative expense on the Company’s consolidated condensed statement of operations. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the consolidated condensed statement of operations.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basic income (loss) per share has been computed based upon 54,087,000, 51,551,000 and 50,682,000 weighted average shares outstanding for the years 2006, 2005 and 2004, respectively. Diluted income (loss) per share has been computed based upon 55,713,000, 52,895,000 and 52,171,000 shares outstanding for the years 2006, 2005 and 2004, respectively.

	FISCAL YEAR ENDED
	2006	2005	2004
	(in thousands, except per share data)
Basic and diluted income (loss) available to shareholders (numerator):
Income (loss) from continuing operations	$10,023	$17,966	$6,440
Loss from discontinued operations	(31)	(14,791)	(58,815)
Loss on disposal of discontinued operations	--	(1,935)	(3,027)

Net income (loss)	$9,992	$1,240	$(55,402)

Shares (denominator):
Weighted average shares outstanding	54,087	51,551	50,682
Dilutive securities:
Options and awards	1,626	1,344	1,489

Total assuming conversion	55,713	52,895	52,171

Income (loss) per share - basic:
Income (loss) from continuing operations	$0.18	$0.35	$0.13
Loss from discontinued operations	--	(0.29)	(1.16)
Loss on sale of discontinued operations	--	(0.04)	(0.06)

Net income (loss)	$0.18	$0.02	$(1.09)

Income (loss) per share - diluted:
Income (loss) from continuing operations	$0.18	$0.34	$0.12
Loss from discontinued operations	--	(0.28)	(1.12)
Loss on sale of discontinued operations	--	(0.04)	(0.06)

Net income (loss)	$0.18	$0.02	$(1.06)

RESTRUCTURING CHARGE

During the first quarter of 2006, the Company recorded a pre-tax restructuring charge of $3.3 million. The charge reflected: (i) the closure of a fabrics manufacturing facility in East Douglas, Massachusetts, and consolidation of those operations into the Company’s Elkin, North Carolina facility; (ii) workforce reduction at this facility; and (iii) a reduction in carrying value of another fabrics facility and other assets. These activities are expected to reduce excess capacity in the Company’s dyeing and finishing operations and improve overall manufacturing efficiency.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred	Balance at December 31, 2006
	(in thousands)
Facilities consolidation	$1,000	$818	$182
Workforce reduction	300	215	85
Other impaired assets	1,960	1,960	--
	$3,260	$2,993	$267

Of the total restructuring charge, approximately $0.3 million relates to expenditures for severance benefits and other similar costs, and $3.0 million relates to non-cash charges, primarily for the write-down of carrying value and disposal of certain assets. The total amounts incurred to date for this restructuring plan are $3.3 million, and there are not expected to be any further expenses related to this plan. The plan was substantially completed by the end of 2006.

TAXES ON INCOME

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR ENDED
	2006	2005	2004
	(in thousands)
Current expense/(benefit):
Federal	$(115)	$2,079	$--
Foreign	16,183	13,081	9,032
State	(71)	706	134

	15,997	15,866	9,166
Deferred expense/(benefit):
Federal	141	(10,972)	(16,147)
Foreign	2,503	4,225	1,833
State	156	575	6,519

	2,800	(6,172)	(7,795)

	$18,797	$9,694	$1,371

Income tax expense (benefit) is included in the accompanying consolidated statement of operations as follows:

	FISCAL YEAR ENDED
	2006	2005	2004
	(in thousands)
Continuing operations	$18,816	$17,561	$4,044
Loss from discontinued operations	(19)	(7,925)	(4,373)
Loss on disposal of discontinued operations	--	58	1,700

	$18,797	$9,694	$1,371

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income (loss) from continuing operations before taxes on income consisted of the following:

	FISCAL YEAR ENDED
	2006	2005	2004
	(in thousands)
U.S. operations	$(3,419)	$(9,259)	$(19,612)
Foreign operations	32,258	44,786	30,096

	$28,839	$35,527	$10,484

Deferred income taxes for the years ended December 31, 2006, and January 1, 2006, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 2006, the Company has approximately $128 million in federal net operating loss carryforwards from continuing operations with expiration dates through 2025. In addition, the Company has approximately $5.5 million in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per SFAS No. 123R. The Company’s foreign subsidiaries have approximately $9.2 million in net operating losses available for an unlimited carryforward period. The Company expects to utilize all of its federal and foreign carryforwards prior to their expiration. The Company has approximately $111 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2026. The Company has provided a valuation allowance against $17.4 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $172 million in state net operating loss carryforwards relating to discontinued operations against which a valuation allowance has been provided.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2006		2005
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(in thousands)
Basis differences of property and equipment	$--	$14,916	$--	$14,766
Basis difference of intangible assets	--	4,687	--	4,420
Foreign currency loss	--	2,731	--	3,134
Net operating loss carryforwards, net of valuation allowances	51,803	--	54,084	--
Deferred compensation	14,853	--	8,821	--
Nondeductible reserves and accruals	5,549	--	3,397	--
Pensions	10,517	--	6,179	--
Other differences in basis of assets and liabilities	--	394	--	112

	$82,722	$22,728	$72,481	$22,432

Deferred tax assets and liabilities are included in the accompanying balance sheet as follows:

	FISCAL YEAR ENDED
	2006	2005
	(in thousands)
Deferred income taxes (current asset)	$6,839	$4,540
Other (non-current asset)	65,841	69,043
Deferred income taxes (non-current liabilities)	(12,686)	(23,534)
	$59,994	$50,049

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management believes, based on the Company’s history of operating expenses and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at December 31, 2006.

The Company’s effective tax rate differs from the U.S. federal statutory rate. The following summary reconciles taxes at the U.S. federal statutory rate with the effective rates:

	FISCAL YEAR ENDED
	2006	2005	2004
Taxes on income (benefit) at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase(decrease) in taxes resulting from:
State income taxes, net of federal benefit	1.0	(0.7)	(5.9)
Non-deductible business expenses	1.6	1.3	3.7
Foreign and U.S. tax effects attributable to foreign operations	4.2	2.6	4.8
Nondeductible loss on sale of foreign subsidiary	27.2	--	--
America Jobs Creation Act - Repatriation, including state taxes	--	9.6	--
Cumulative effect of change in tax rates	(2.4)	--	--
Valuation Allowance additions (reversals) - State NOL	(0.8)	2.6	--
Other	(0.6)	(1.0)	1.0

Taxes on income (benefit) at effective rates	65.2%	49.4%	38.6%

During 2006, Interface Europe, Ltd. (a foreign subsidiary of the Company based in the U.K.) sold 100% of the shares of its wholly owned subsidiary Interface Fabrics, Ltd. to a third party in connection with the Company’s sale of its European fabrics business. As a result of the sale, the Company recorded a nondeductible book loss of approximately $22.4 million. This nondeductible loss resulted in an increase in the Company’s effective tax rate of approximately 27.2%.

During the fourth quarter of 2006, the Dutch government enacted a tax rate reduction from 29.6% to 25.5%, effective January 1, 2007. SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax balances be revalued to reflect such tax rate changes. The revaluation resulted in a decrease in the Company’s effective tax rate of 2.4%.

The American Jobs Creation Act of 2004 (the “Act”) was enacted into law in October 2004. The Act provided for a one-time dividend received deduction of 85%, in excess of the base-period amount, for qualifying foreign earnings repatriated from controlled foreign corporations. During 2005, the Company repatriated approximately $35.9 million in previously unremitted foreign earnings and recorded a provision for taxes on such previously unremitted foreign earnings of approximately $3.4 million.

During 2006, in connection with the sale of its European fabrics business, the Company repatriated approximately $1.4 million in previously unremitted foreign earnings and recorded a provision for taxes on such previously unremitted foreign earnings of approximately $0.5 million. This repatriation of foreign earnings increased the Company’s effective rate by 1.7% which has been reflected as a component of the “Foreign and U.S. tax effects attributable to foreign operations” line item of the effective tax rate reconciliation.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $79 million at December 31, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $3.1 million would be payable upon remittance of all previously un-remitted earnings at December 31, 2006.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DISCONTINUED OPERATIONS

During 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses, and in the third quarter 2004 the Company began to dispose of several of the dealer subsidiaries. Therefore, the results for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management also decided to exit, were reported as discontinued operations. In connection with this action, the Company also recorded write-downs for the impairment of assets of $3.5 million in 2005 and for the impairment of assets and goodwill of $17.5 million and $29.0 million, respectively, in September 2004.

Through December 31, 2006, the Company had sold nine dealer businesses (eight of which were sold to the respective general managers of those businesses) and had closed six others. The cash proceeds from the sales were $7.5 million. The Company also received promissory notes in an aggregate amount of $2.2 million at interest rates ranging from prime to 12% and with maturities ranging from one to three years. The Company recorded after-tax losses of $1.9 million and $3.0 million in 2005 and 2004, respectively, related to Re:Source dealer business dispositions.

Summary operating results for the Re:Source dealer businesses are as follows:

	FISCAL YEAR ENDED
	2006	2005	2004
	(in thousands)
Net sales	$3,363	$30,916	$138,954
Income (loss) on operations before taxes on income (benefit)	(51)	(22,304)	(18,022)
Taxes on income (benefit)	(20)	(8,098)	(5,772)
Income (loss) on operations, net of tax	(31)	(15,137)	(12,250)
Impairment loss, net of tax	--	(3,466)	(46,565)
Loss on disposal, net of tax	--	(1,935)	(3,027)

Assets and liabilities, including reserves, related to Re:Source dealer businesses that were held for sale consist of the following:

	FISCAL YEAR ENDED
	2006	2005
	(in thousands)
Current assets	$876	$2,279
Property and equipment	--	898
Other assets	1,694	2,349

Current liabilities	1,331	4,162
Other liabilities	181	52

HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company has used derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by the fluctuations in values of the underlying exposures being hedged. The Company has not held or issued derivative financial instruments for trading purposes. The Company has historically monitored the use of derivative financial instruments through the use of objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. The Company has established strict counter-party credit guidelines and has entered into transactions only with financial institutions of investment grade or better. As a result, the Company has historically considered the risk of counter-party default to be minimal. As of December 31, 2006, the Company was not a party to any such transactions.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At December 31, 2006, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(in thousands)
2007	$24,086
2008	19,377
2009	12,735
2010	11,146
2011	8,913
Thereafter	12,184

$88,441

The totals above exclude minimum lease payments of $0.4 million, $0.2 million, $0.2 million and $0.1 million in 2007, 2008, 2009 and 2010, respectively, related to the discontinued operations of the Re:Source dealer business. The totals above also exclude minimum lease payments of $0.6 million in each of years 2007-2010, related to the discontinued operations of the U.S. raised/access flooring business.

Rental expense amounted to approximately $25.2 million, $25.0 million and $24.9 million, for the years ended 2006, 2005 and 2004, respectively. This excludes rental expenses of approximately $0.2 million, $2.0 million and $4.6 million for 2006, 2005 and 2004, respectively, related to the discontinued operations of Re:Source dealers businesses, and excludes rental expenses of approximately $0.6 million, $0.6 million and $0.6 million for 2006, 2005 and 2004, respectively, related to the discontinued operations of the U.S. raised/access flooring business.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $2.0 million, $1.7 million and $1.5 million for the years ended 2006, 2005 and 2004, respectively, for continuing operations. These totals exclude $0.0 million, $0.1 million and $0.4 million of matching contributions for the years ended 2006, 2005 and 2004, respectively, related to the discontinued Re:Source dealer businesses. No discretionary contributions were made in 2006, 2005 or 2004.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the Rabbi Trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $14.9 million, which was invested in cash and marketable securities at December 31, 2006.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans (“Plans”) which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $2.9 million, $4.8 million and $6.4 million, for the years ended 2006, 2005 and 2004, respectively. Plan assets are primarily invested in equity and fixed income securities. The Company uses a measurement date of December 31 for the Plans. As of December 31, 2006, for the European plans, the Company had a net liability recorded of $35.7 million, an amount equal to their unfunded status, and has recorded in Other Comprehensive Income (“OCI”) an amount equal to $43.4 million (net of taxes) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with SFAS No. 132, as revised.

	FISCAL YEAR ENDED
	2006	2005
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$206,662	$214,484
Service cost	2,429	2,540
Interest cost	9,913	10,089
Benefits paid	(7,283)	(6,175)
Actuarial loss	9,108	10,012
Member contributions	792	791
Currency translation adjustment	27,353	(25,079)

Benefit obligation, end of year	$248,974	$206,662

Change in plan assets
Plan assets, beginning of year	$176,999	$169,612
Actual return on assets	12,098	23,188
Company contributions	6,943	10,665
Member contributions	1,188	542
Benefits paid	(7,283)	(6,175)
Currency translation adjustment	23,303	(20,833)

Plan assets, end of year	$213,248	$176,999

Reconciliation to balance sheet
Funded status	$(35,726)	$(29,663)
Unrecognized actuarial loss	--	48,046
Unrecognized prior service cost	--	384
Unrecognized transition adjustment	--	50

Net amount recognized	$(35,726)	$18,817
Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$--	$18,817
Accrued benefit liability	(35,726)	(27,763)
Accumulated other comprehensive income	--	27,763

Net amount recognized	$(35,726)	$18,817

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	FISCAL YEAR ENDED
	2006	2005
	(In thousands)
Amounts recognized in accumulated other
comprehensive income

Unrecognized actuarial loss	$43,185	$--
Unamortized prior service costs	288	--
Total amount recognized	$43,473	$--

	FISCAL YEAR ENDED
	2006	2005	2004
	(in thousands)
Components of net periodic benefit cost
Service cost	$2,033	$2,540	$2,531
Interest cost	9,913	10,089	10,042
Expected return on plan assets	(11,157)	(10,457)	(11,638)
Amortization of prior service cost	39	168	48
Recognized net actuarial (gains)/losses	1,979	2,499	5,542
Amortization of transition asset	53	--	(168)

Net periodic benefit cost	$2,860	$4,839	$6,357

For 2007, it is estimated that approximately $3.4 million of expenses related to the amortization of unrecognized items will be included in the net periodic benefit cost.

	FISCAL YEAR ENDED
	2006	2005	2004
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.7%	5.0%	5.2%
Expected return on plan assets	6.2%	6.4%	6.6%
Rate of compensation	3.4%	3.2%	2.9%
Weighted average assumptions used to determine benefit obligations
Discount rate	5.0%	4.5%	5.1%
Rate of compensation	3.3%	3.1%	2.8%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The Company’s foreign defined benefit plans’ accumulated benefit obligations were in excess of the fair value of the plans’ assets. The projected benefit obligations, accumulated benefit obligations and fair value of these plan assets are as follows:

	FISCAL YEAR ENDED
	2006	2005
	(in thousands)
Projected benefit obligation	$248,974	$206,662
Accumulated benefit obligations	243,938	203,807
Fair value of plan assets	213,248	176,999

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s actual weighted average asset allocations for 2006 and 2005, and the targeted asset allocation for 2007 of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR ENDED
	2007	2006	2005
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category:

Equity Securities	65-69%	69%	72%
Debt Securities	25-28%	25%	22%
Other	3-7%	6%	6%

	100%	100%	100%

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The Plans’ net assets did not include the Company’s own stock at December 31, 2006, or January 1, 2006.

During 2007, the Company expects to contribute $6.8 million to the plan trust and $8.1 million in the form of direct benefit payments for its foreign defined benefit plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR ENDED	EXPECTED PAYMENTS
(in thousands)

2007	$8,143
2008	8,429
2009	8,753
2010	9,020
2011	9,305
2012-2016	50,602

Impact of the Adoption of SFAS No. 158 with Regard to the Above Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R.” This standard requires employers that sponsor defined benefit plans to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet, and to recognize changes in that funded status in the year in which the changes occur. Unrecognized prior service credits/costs and net actuarial gains/losses are recognized as a component of accumulated other comprehensive income/(loss). Additional minimum pension liabilities and related intangible assets are eliminated upon adoption of the new standard. SFAS No. 158 requires prospective application and is effective for financial statements issued for fiscal years ending after December 15, 2006. The following table summarizes the initial effect of the adoption of SFAS No. 158 (in thousands):

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Before Adoption (under SFAS No. 87)	Adjustments (under SFAS No. 158)	As reported (under SFAS No. 158)

Prepaid asset	$7,906	$(7,906)	$--
Liability	(30,690)	(5,036)	(35,726)
Accumulated other comprehensive income (pre-tax)	48,294	12,942	61,236

Domestic Defined Benefit Plan

The Company maintains a domestic nonqualified salary continuation plan (“SCP”), which is designed to induce selected officers of the Company to remain in the employ of the Company by providing them with retirement, disability and death benefits in addition to those which they may receive under the Company’s other retirement plans and benefit programs. The SCP entitles participants to: (i) retirement benefits upon retirement at age 65 (or early retirement at age 55) after completing at least 15 years of service with the Company (unless otherwise provided in the SCP), payable for the remainder of their lives (or, if elected by a participant, a reduced benefit is payable for the remainder of the participant’s life and any surviving spouse’s life) and in no event less than 10 years under the death benefit feature; (ii) disability benefits payable for the period of any pre-retirement total disability; and (iii) death benefits payable to the designated beneficiary of the participant for a period of up to 10 years (or, if elected by a surviving spouse that is the designated beneficiary, a reduced benefit is payable for the remainder of such surviving spouse’s life). Benefits are determined according to one of three formulas contained in the SCP, and the SCP is administered by the Compensation Committee of the Company’s Board of Directors, which has full discretion in choosing participants and the benefit formula applicable to each. The Company’s obligations under the SCP are currently unfunded (although the Company uses insurance instruments to hedge its exposure thereunder). The Company is required to contribute the present value of its obligations thereunder to an irrevocable grantor trust in the event of a change in control as defined in the SCP. The Company uses a measurement date of December 31 for the domestic SCP.

The tables presented below set forth the required disclosures in accordance with SFAS No. 132, as revised, and amounts recognized in the consolidated financial statements related to the domestic SCP.

	FISCAL YEAR ENDED
	2006	2005
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$15,616	$13,909
Service cost	267	221
Interest cost	849	802
Benefits paid	(360)	(343)
Actuarial loss	(302)	1,027

Benefit obligation, end of year	$16,070	$15,616

As discussed above, in September 2006 the FASB issued SFAS No. 158. The following table summarizes the effect of the initial adoption of SFAS No. 158 on the SCP (in thousands):

	Before Adoption (under SFAS No. 87)	Adjustments (under SFAS No. 158)	As reported (under SFAS No. 158)

Intangible asset	$1,456	$(1,456)	$--
Liability	(13,955)	(2,115)	(16,070)
Accumulated other comprehensive income (pre-tax)	2,764	3,571	6,335

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the amounts in accumulated other comprehensive income are as follows (in thousands):

Unrecognized actuarial loss	$4,880
Unrecognized transition asset	1,094
Unamortized prior service cost	361
$6,335

The accumulated benefit obligation related to the SCP was $14.0 million and $13.4 million as of December 31, 2006, and January 1, 2005, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets.

	2006	2005	2004
	(in thousands, except for weighted average assumptions)
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.5%	5.8%	6.0%
Rate of compensation	4.0%	4.0%	4.0%

Weighted average assumptions used to determine benefit obligations
Discount rate	5.75%	5.5%	5.8%
Rate of compensation	4.0%	4.0%	4.0%

Components of net periodic benefit cost
Service cost	$267	$221	$182
Interest cost	849	802	754
Amortization of transition obligation	588	546	565

Net periodic benefit cost	$1,704	$1,569	$1,501

For 2007, the Company estimates that approximately $0.6 million of expenses related to the amortization of unrecognized items will be included in net periodic benefit cost.

During 2006, the Company contributed $0.4 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR ENDED	EXPECTED PAYMENTS
(in thousands)
2007	$1,020
2008	1,051
2009	1,051
2010	1,051
2011	1,051
2012-2016	5,398

SALE OF EUROPEAN FABRICS BUSINESS

In April 2006, the Company sold its European fabrics business for $28.8 million to an entity formed by the business’s management team. As discussed below, a first quarter 2006 impairment charge of $20.7 million was recorded in connection with this sale. The major classes of assets and liabilities related to this disposal group included accounts receivable of $11.9 million, inventory of $11.4 million, property, plant and equipment of $9.5 million and accounts payable of $7.6 million. In the second quarter of 2006, the transaction resulted in a net loss on disposal of $1.7 million, which was included in operating income in the consolidated condensed statement of operations.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IMPAIRMENT OF GOODWILL

During the first quarter of 2006, in connection with the sale of its European fabrics business, the Company recorded a charge of $20.7 million for the impairment of goodwill related to its fabrics reporting unit and those European operations. This charge was based on a review of the Company’s carrying value of goodwill at its fabrics facilities as compared to the potential fair value as represented by the proposed sale price. When there is an indication that the carrying amount of a portion of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based on an allocation of the estimated fair value of the reporting unit to its underlying assets and liabilities. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. This impairment charge has been included in income from continuing operations in the consolidated statement of operations.

SEGMENT INFORMATION

Based on the quantitative thresholds specified in SFAS No. 131, the Company has determined that it has four reportable segments: (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga, and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses, (3) the Fabrics Group segment, which includes all of its fabrics businesses worldwide, and (4) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products. The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provided carpet installation and maintenance services in the United States, is now reported as discontinued operations in the accompanying consolidated statements of operations.

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

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT DISCLOSURES

Summary information by segment follows:

	MODULAR CARPET	BENTLEY PRINCE STREET	FABRICS GROUP	SPECIALTY PRODUCTS	TOTAL
	(in thousands)
2006
Net Sales	$763,659	$137,920	$161,183	$13,080	$1,075,842
Depreciation and amortization	15,669	1,816	9,413	87	26,985
Operating income	98,244	5,931	(27,259)	364	77,280
Total assets	481,346	118,816	155,752	4,045	759,959

2005
Net Sales	$646,213	$125,167	$198,842	$15,544	$985,766
Depreciation and amortization	13,644	1,708	11,007	111	26,470
Operating income	77,351	3,494	4,285	651	85,781
Total assets	425,922	113,320	209,495	3,755	752,492

2004
Net sales	$563,397	$119,058	$186,408	$12,795	$881,658
Depreciation and amortization	13,921	1,682	10,038	167	25,808
Operating income (loss)	63,888	114	824	(477)	64,349
Total assets	490,908	112,541	217,554	4,178	825,181

Due primarily to the sale of the European fabrics business and the related impairment of goodwill, the total segment assets of the Fabrics Group decreased by $53.7 million (from $209.5 million to $155.8 million) during 2006.

A reconciliation of the Company’s total segment operating income (loss), depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	FISCAL YEAR ENDED
	2006	2005	2004
	(in thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$26,985	$26,470	$25,808
Corporate depreciation and amortization	4,178	4,985	7,528

Reported depreciation and amortization	$31,163	$31,455	$33,336

OPERATING INCOME
Total segment operating income	$77,280	$85,781	$64,349
Corporate expenses and eliminations	(4,918)	(3,780)	(3,607)

Reported operating income	$72,362	$82,001	$60,742

ASSETS
Total segment assets	$759,959	$752,492
Discontinued operations	2,570	5,526
Corporate assets and eliminations	165,811	80,972

Reported total assets	$928,340	$838,990

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring activities by segment

The table below details the restructuring activities undertaken in 2006 by segment. These charges were all incurred during the first quarter of 2006.

	MODULAR CARPET	BENTLEY PRINCE STREET	FABRICS GROUP	SPECIALITY PRODUCTS	TOTAL
	(in thousands)
Total amounts expected to be incurred	$--	$--	$3,260	$--	$3,260
Cumulative amounts incurred to date	--	--	$3,260	--	$3,260
Total amounts incurred in the period	--	--	$3,260	--	$3,260

There were no restructuring activities in 2005 or 2004.

ENTERPRISE-WIDE DISCLOSURES

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2006. Sales in foreign markets in 2006, 2005 and 2004 were 36.9%, 43.3% and 43.8%, respectively. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. Revenue and long-lived assets related to operations in the United States and other countries follows:

	FISCAL YEAR ENDED
	2006	2005	2004
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$618,295	$558,464	$495,836
United Kingdom	141,872	163,607	153,936
Other foreign countries	315,675	263,695	231,886

Net sales	$1,075,842	$985,766	$881,658

LONG-LIVED ASSETS(2)
United States	$118,565	$115,089
United Kingdom	30,260	37,006
Netherlands	17,626	19,044
Other foreign countries	22,274	14,504

Total long-lived assets	$188,725	$185,643

(1) Revenue attributed to geographic areas is based on the location of the customer.

(2) Long-lived assets include tangible assets physically located in foreign countries.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

The following tables set forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Class A Common Stock. The prices represent the reported high and low sale prices during the period presented.

	FISCAL YEAR ENDED 2006
	FIRST QUARTER(1)	SECOND QUARTER(2)	THIRD QUARTER	FOURTH QUARTER
	(in thousands, except share data)
Net sales	$250,634	$258,678	$270,612	$295,918
Gross profit	78,982	81,167	85,334	94,112
Income (loss) from continuing operations	(17,082)	5,906	9,106	12,093
Loss from discontinued operation	(6)	(21)	--	(4)
Loss on disposal of discontinued operations	--	--	--	--
Net income (loss)	(17,088)	5,885	9,106	12,089

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.32)	$0.11	$0.17	$0.21
Loss from discontinued operation	--	--	--	--
Loss on disposal of discontinued operations	--	--	--	--
Net income (loss)	(0.32)	0.11	0.17	0.21

Diluted income (loss) per common share:
Income from continuing operations	$(0.32)	$0.11	$0.17	$0.21
Loss from discontinued operation	--	--	--	--
Loss on disposal of discontinued operations	--	--	--	--
Net income (loss)	(0.32)	0.11	0.17	0.21

Share prices
High	$14.31	$15.70	$13.83	$15.59
Low	8.05	9.89	10.12	12.31

(1)	During the first quarter of 2006, the Company recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in connection with the sale of its European fabrics business.

(2)	During the second quarter of 2006, the Company recorded a $1.7 million loss on the divestiture of its European fabrics business.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	FISCAL YEAR ENDED 2005
	FIRST QUARTER(1)	SECOND QUARTER(1)	THIRD QUARTER	FOURTH QUARTER
	(in thousands, except share data)
Net sales	$234,715	$246,545	$243,898	$260,608
Gross profit	71,139	77,228	76,541	79,789
Income from continuing operations	2,923	3,940	5,337	5,766
Loss from discontinued operation	(4,762)	(9,763)	(216)	(50)
Loss on disposal of discontinued operations	(337)	(1,598)	--	--
Net income (loss)	(2,176)	(7,421)	5,121	5,716

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.06	$0.08	$0.10	$0.11
Loss from discontinued operation	(0.09)	(0.19)	--	--
Gain (loss) on disposal of discontinued operations	(0.01)	(0.03)	--	--
Net income (loss)	(0.04)	(0.14)	0.10	0.11

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.06	$0.08	$0.10	$0.11
Loss from discontinued operation	(0.09)	(0.19)	--	--
Gain (loss) on disposal of discontinued operations	(0.01)	(0.03)	--	--
Net income (loss)	(0.04)	(0.14)	0.10	0.11

Share prices
High	$10.04	$8.37	$10.65	$9.02
Low	6.35	5.70	7.60	7.51

(1)
During the first and second quarters of 2005, the Company recorded write-downs for the impairment of assets of $0.5 million and $3.0 million, respectively, related to the discontinued Re:Source dealer business. These amounts are included in loss from discontinued operations (see the discussion in the above note entitled “Discontinued Operations”).

SUBSEQUENT EVENTS

Sale of Pandel, Inc.

On March 7, 2007, the Company sold its subsidiary Pandel, Inc. for approximately $1.4 million to an entity formed by the general manager of Pandel. Pandel primarily produces vinyl carpet tile backing and specialty mat and foam products. The total assets of this business were $3.3 million, comprised primarily of inventory and accounts receivable. Total liabilities related to this business were $0.4 million. In 2006, Pandel had net sales of $13.0 million. Prior to the sale, certain of Pandel’s production assets were conveyed to another subsidiary of the Company, where they will continue to be used in its carpet tile backing process.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Agreement with ABN AMRO Bank N.V.

On March 9, 2007, Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries entered into a Credit Agreement with ABN AMRO Bank N.V. Under the Credit Agreement, ABN AMRO will provide a credit facility for borrowings and bank guarantees in varying aggregate amounts over time as follows:

Time Period	Maximum Amount in Euros
(in millions)
January 1, 2007 - April 30, 2007	20
May 1, 2007 - September 30, 2007	26
October 1, 2007 - April 30, 2008	15
May 1, 2008 - September 30, 2008	21
October 1, 2008 - April 30, 2009	10
May 1, 2009 - September 30, 2009	16
From October 1, 2009	5

These borrowings will be used to refinance, in part, a pre-existing intercompany loan, and to finance the general working capital needs of Interface Europe B.V. and certain of its subsidiaries.

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

STATEMENT OF OPERATIONS FOR YEAR ENDED 2006

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$950,369	$466,035	$--	$(340,562)	$1,075,842
Cost of sales	771,966	304,843	--	(340,562)	736,247

Gross profit on sales	178,403	161,192	--	--	339,595
Selling, general and administrative expenses	120,802	96,107	24,629	--	241,538
Impairment of goodwill	--	20,712	--	--	20,712
Restructuring charge	3,260	--	--	--	3,260
Loss on disposal - European fabrics	--	1,723	--	--	1,723

Operating income (loss)	54,341	42,650	(24,629)	--	72,362

Interest/Other expense	24,550	9,181	9,792	--	43,523
Income (loss) before taxes on income and equity in income of subsidiaries	29,791	33,469	(34,421)	--	28,839
Income tax expense (benefit)	11,555	18,120	(10,859)	--	18,816
Equity in income (loss) of subsidiaries	--	--	33,554	(33,554)	--

Income (loss) from continuing operations	18,236	15,349	9,992	(33,554)	10,023
Income (loss) on discontinued operations, net of tax	(31)	--	--	--	(31)

Loss on disposal of discontinued operations, net of tax	--	--	--	--	--

Net income (loss)	$18,205	$15,349	$9,992	$(33,554)	$9,992

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF OPERATIONS FOR YEAR ENDED 2005

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$856,286	$435,217	$--	$(305,737)	$985,766
Cost of sales	698,690	288,116	--	(305,737)	681,069

Gross profit on sales	157,596	147,101	--	--	304,697
Selling, general and administrative expenses	107,342	92,578	22,776	--	222,696

Operating income (loss)	50,254	54,523	(22,776)	--	82,001

Other expense (income)
Interest expense, net	20,293	2,304	22,944	--	45,541
Other	9,816	6,286	(15,169)	--	933

Total other expense	30,109	8,590	7,775	--	46,474

Income (loss) before taxes on income and equity in income of subsidiaries	20,145	45,933	(30,551)	--	35,527
Taxes on income (benefit)	6,647	16,656	(5,742)	--	17,561
Equity in income (loss) of subsidiaries	--	--	26,049	(26,049)	--

Income (loss) from continuing operations	13,498	29,277	1,240	(26,049)	17,966

Discontinued operations, net of tax	(14,791)	--	--	--	(14,791)
Loss on disposal of discontinued operation, net of tax	(1,935)	--	--	--	(1,935)

Net income (loss)	$(3,228)	$29,277	$1,240	$(26,049)	$1,240

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF OPERATIONS FOR YEAR ENDED 2004

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$808,604	$386,728	$--	$(313,674)	$881,658
Cost of sales	670,307	259,664	--	(313,674)	616,297

Gross profit on sales	138,297	127,064	--	--	265,361
Selling, general and administrative expenses	95,818	86,594	22,207	--	204,619
Restructuring charge	--	--	--	--	--

Operating income (loss)	42,479	40,470	(22,207)	--	60,742

Other expense (income)
Interest expense, net	15,931	3,525	26,567	--	46,023
Other	(44)	5,371	(1,092)	--	4,235

Total other expense	15,887	8,896	25,475	--	50,258

Income (loss) before taxes on income and equity in income of subsidiaries	26,592	31,574	(47,682)	--	10,484
Taxes on income (benefit)	(796)	11,958	(7,118)	--	4,044
Equity in income (loss) of subsidiaries	--	--	(14,838)	14,838	--

Income (loss) from continuing operations	27,388	19,616	(55,402)	14,838	6,440

Discontinued operations, net of tax	(57,808)	(1,007)	--	--	(58,815)
Loss on disposal of discontinued operation, net of tax	(3,027)	--	--	--	(3,027)

Net income (loss)	$(33,447)	$18,609	$(55,402)	$14,838	$(55,402)

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET AS OF DECEMBER 31, 2006

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,719	$33,131	$75,370	$--	$110,220
Accounts receivable	81,807	74,330	3,293	--	159,430
Inventories	96,914	51,049	--	--	147,963
Prepaids and deferred income taxes	7,740	13,559	7,477	--	28,776
Assets of business held for sale	2,464	106	--	--	2,570

Total current assets	190,644	172,175	86,140	--	448,959
Property and equipment, less accumulated depreciation	113,161	69,970	5,594	--	188,725
Investments in subsidiaries	204,408	126,229	152,002	(482,639)	--
Goodwill	108,075	72,032	--	--	180,107
Other assets	14,379	23,811	72,359	--	110,549

	$630,667	$464,217	$316,095	$(482,639)	$928,340
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$59,744	$68,207	$31,655	$--	$159,606
Long-term debt, less current maturities	--	--	--	--	--
Senior notes and senior subordinated notes	--	--	411,365	--	411,365
Deferred income taxes	14,227	7,983	(9,524)	--	12,686
Other	14,021	43,414	7,348	--	64,783

Total liabilities	87,992	119,604	440,844	--	648,440

Minority interests	--	5,506	--	--	5,506

Shareholders’ equity
Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,066	(196,344)	6,066
Additional paid-in capital	191,411	12,525	323,132	(203,936)	323,132
Retained earnings	200,366	274,084	(444,765)	(24,468)	5,217
Foreign currency translation adjustment	(1,138)	(6,289)	(5,420)	--	(12,847)
Pension liability	--	(43,412)	(3,762)	--	(47,174)

Total shareholders’ equity	542,675	339,107	(124,749)	(482,639)	274,394

	$630,667	$464,217	$316,095	$(482,639)	$928,340

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET AS OF JANUARY 1, 2006

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current
Cash	$572	$29,578	$21,162	$--	$51,312
Accounts receivable	77,086	63,302	1,020	--	141,408
Inventories	82,421	47,788	--	--	130,209
Other	7,588	7,905	5,671	--	21,164
Assets of business held for sale	4,655	871	--	--	5,526

Total current assets	172,322	149,444	27,853	--	349,619
Property and equipment, less accumulated depreciation	110,136	70,385	5,122	--	185,643
Investments in subsidiaries	194,143	88,459	159,761	(442,363)	--
Other	16,154	26,163	67,706	--	110,023
Goodwill	108,075	85,630	--	--	193,705

	$600,830	$420,081	$260,442	$(442,363)	$838,990
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$53,441	$62,869	$23,797	$--	$140,107
Long-term debt, less current maturities	--	--	458,000	--	458,000
Deferred income taxes	14,949	9,801	(1,216)	--	23,534
Other long-term liabilities	10,303	27,784	2,777	--	40,864

Total liabilities	78,693	100,454	483,358	--	662,505

Minority interests	--	4,409	--	--	4,409

Shareholders’ equity
Preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	5,335	(196,345)	5,334
Additional paid-in capital	191,411	12,525	234,314	(203,936)	234,314
Retained earnings	182,137	258,735	(458,124)	15,809	(1,443)
Foreign currency translation adjustment	(3,447)	(30,459)	(4,441)	--	(38,347)
Minimum pension liability	--	(27,782)	--	--	(27,782)

Total shareholders’ equity	522,137	315,218	(222,916)	(442,363)	172,076

	$600,830	$420,081	$260,442	$(442,363)	$838,990

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2006

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$29,980	$(18,696)	$18,790	$--	$30,074

Cash flows from investing activities:
Purchase of plant and equipment	(23,539)	(9,025)	(1,472)	--	(34,036)
Cash proceeds from sale of European fabrics	--	28,837	--	--	28,837
Other	(612)	45	(6,794)	--	(7,361)

Net cash provided by (used for) investing activities	(24,151)	19,857	(8,266)	--	(12,560)

Cash flows from financing activities:
Net borrowings	--	--	(46,634)	--	(46,634)
Proceeds from issuance of common stock	--	--	86,413	--	86,413
Debt issuance cost	--	--	(777)	--	(777)
Other	--	--	--	--	--

Net cash provided by (used for) financing activities	--	--	39,002	--	39,002

Effect of exchange rate changes on cash	--	2,392	--	--	2,392

Net increase (decrease) in cash	5,829	3,553	49,526	--	58,908
Cash, at beginning of year	572	29,578	21,162	--	51,312

Cash, at end of year	$6,401	$33,131	$70,688	$--	$110,220

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2005

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Cash flows from operating activities	$20,515	$17,489	$23,297	$--	$61,301

Cash flows from investing activities:
Purchase of plant and equipment	(17,370)	(9,150)	1,042	--	(25,478)
Other	(2,405)	--	(2,688)	--	(5,093)

Cash used in investing activities	(19,775)	(9,150)	(1,646)	--	(30,571)

Cash flows from financing activities:

Net borrowings (repayments)	--	--	(2,000)	--	(2,000)
Issuance of senior notes	--	--	--	--	--
Repurchase of senior subordinated notes	--	--	--	--	--
Debt issuance cost	--	--	--	--	--
Proceeds from issuance of common stock	--	--	2,960	--	2,960
Other	478	(262)	(216)	--	--

Cash provided by (used in) financing activities	478	(262)	744	--	960

Effect of exchange rate changes on cash	(646)	(1,896)	--	--	(2,542)

Net increase (decrease) in cash	572	6,181	22,395	--	29,148
Cash, at beginning of year	--	23,397	(1,233)	--	22,164

Cash, at end of year	$572	$29,578	$21,162	$--	$51,312

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2004

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Cash flows from operating activities	$8,967	$34,465	$(33,891)	$--	$9,541

Cash flows from investing activities:
Purchase of plant and equipment	(11,309)	(4,574)	100	--	(15,783)
Other	2,547	340	5,123	--	8,010

Cash used in investing activities	(8,762)	(4,234)	5,223	--	(7,773)

Cash flows from financing activities:

Net borrowings (repayments)	(205)	(21,834)	22,039	--	--
Issuance of senior notes	--	--	135,000	--	135,000
Repurchase of senior subordinated notes	--	--	(120,000)	--	(120,000)
Debt issuance cost	--	--	(4,237)	--	(4,237)
Proceeds from issuance of common stock	--	--	4,442	--	4,442
Other	--	--	--	--	--

Cash provided by (used in) financing activities	(205)	(21,834)	37,244	--	15,205

Effect of exchange rate changes on cash	--	2,301	--	--	2,301

Net increase (decrease) in cash	--	10,698	8,576	--	19,274
Cash, at beginning of year	--	12,699	(9,809)	--	2,890

Cash, at end of year	$--	$23,397	$(1,233)	$--	$22,164

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. as of December 31, 2006 and January 1, 2006 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc. at December 31, 2006 and January 1, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the footnote entitled “Employee Benefit Plans”, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158 during 2006. As discussed in the footnote entitled “Recent Accounting Pronouncements”, the Company adopted the provisions of Staff Accounting Bulletin No. 108 during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia

We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A of Form 10-K, that Interface, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interface, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
March 9, 2007

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.” Based on that assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 84.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Meetings and Committees of the Board of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2006 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation and Related Items” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2006 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2006 fiscal year, is incorporated herein by reference.

For purposes of determining the aggregate market value of our voting and non-voting stock held by non-affiliates, shares held of record by our directors and executive officers have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” as that term is defined under federal securities laws.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the caption “Executive Compensation and Related Items — Certain Relationships and Related Transactions, and Director Independence” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2006 fiscal year, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Information Concerning the Company’s Accountants” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2006 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income (Loss) — years ended December 31, 2006, January 1, 2006, and January 2, 2005

Consolidated Balance Sheets — December 31, 2006, and January 1, 2006

Consolidated Statements of Cash Flows — years ended December 31, 2006, January 1, 2006, and January 2, 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

2. Financial Statement Schedule

The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries and related Report of Independent Registered Public Accounting Firm are included as part of this Report (see pages 92-94):

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
Rights Agreement between the Company and Wachovia Bank, N.A., dated as of March 4, 1998,with an effective date of March 16, 1998 (included as Exhibit 10.1A to the Company’s registration statement on Form 8-A/A dated March 12, 1998, previously filed with the Commission and incorporated herein by reference).

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
Salary Continuation Agreement, dated as of October 1, 2002, between the Company and Ray C. Anderson (included as Exhibit 10.3 to the 2002 Third Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated September 29, 2006 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated September 29, 2006, previously filed with the Commission and incorporated herein by reference).*

10.4	—
Interface, Inc. Omnibus Stock Incentive Plan (as amended and restated effective February 22, 2006) (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated May 18, 2006, previously filed with the Commission and incorporated herein by reference; and Forms of Restricted Stock Agreement, as used for directors, senior officers and other key employees/consultants (included as Exhibits 99.1, 99.2 and 99.3, respectively, to the Company’s current report on Form 8-K dated January 10, 2005, previously filed with the Commission and incorporated herein by reference).

10.5	—
Interface, Inc. Executive Bonus Plan, adopted on February 18, 2004 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated December 15, 2004, previously filed with the Commission and incorporated herein by reference).*

10.6	—
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
Interface, Inc. Nonqualified Savings Plan II, dated as of January 1, 2005 (included as Exhibit 4 to the Company’s registration statement on Form S-8 dated November 29, 2004, previously filed with the Commission and incorporated herein by reference); and First Amendment thereto, dated as of December 28, 2005 (included as Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended January 1, 2006 (the “2005 10-K”), previously filed with the Commission and incorporated herein by reference).*

10.9	—
Sixth Amended and Restated Credit Agreement, dated as of June 30, 2006, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, Wachovia Bank, National Association, Bank of America, N.A. and General Electric Capital Corporation (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated June 30, 2006, previously filed with the Commission and incorporated herein by reference).

10.10	—
Employment Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 1997 (the “1997 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 5, 1998 (the “1998 First Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended January 1, 2000 (the “1999 10-K”), previously filed with the Commission and incorporated herein by reference); Third Amendment thereto dated May 7, 1999 (included as Exhibit 10.6 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); Fourth Amendment thereto dated July 24, 2001 (included as Exhibit 10.4 to the 2001 Third Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Fifth Amendment thereto dated July 26, 2006 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated July 26, 2006, previously filed with the Commission and incorporated herein by reference).*

10.11	—
Change in Control Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.2 to the 1997 Second Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.2 to the 1998 First Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.21 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto dated May 7, 1999 (included as Exhibit 10.7 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); Fourth Amendment thereto dated July 24, 2001 (included as Exhibit 10.5 to the 2001 Third Quarter 10-Q, previously filed with the Commission and incorporated herein by reference); and Fifth Amendment thereto dated July 26, 2006 (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated July 26, 2006, previously filed with the Commission and incorporated herein by reference).*

10.12	—	UK Service Agreement between Interface Europe, Ltd. and Lindsey Kenneth Parnell dated March 13, 2007.*
10.13	—	Overseas Service Agreement between Interface Europe, Ltd. and Lindsey Kenneth Parnell dated March 13, 2007.*
10.14	—
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
Split Dollar Agreement, dated September 11, 2006, between the Company, Ray C. Anderson and Mary Anne Anderson Lanier, as Trustee of the Ray C. Anderson Family Trust (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated September 11, 2006, previously filed with the Commission and incorporated herein by reference).*

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

10.26	—
Change in Control Agreement of Patrick C. Lynch dated October 6, 2005 (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated October 6, 2005, previously filed with the Commission and incorporated herein by reference).*

10.27	—
Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated November 29, 2005, previously filed with the Commission and incorporated herein by reference).*

10.28	—
Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix, John R. Wells, Patrick C. Lynch, Raymond S. Willoch and Lindsey K. Parnell) (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated November 29, 2005, previously filed with the Commission and incorporated herein by reference).*

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
Credit Agreement, executed on March 9, 2007, among Interfae Europe B.V. (and certain of its subsidiaries) and ABN AMRO Bank N.V. (included as Exhibit 99.1 to the Company's current report on Form 8-K dated March 7, 2007, previously filed with the Commission and incorporated herein by reference).

21	—	Subsidiaries of the Company.
23	—	Consent of BDO Seidman, LLP.
24	—	Power of Attorney (see signature page of this Report)
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
32.1	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

32.2	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

__________

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Interface, Inc.
Atlanta, Georgia

The audits referred to in our report dated March 9, 2007 relating to the consolidated financial statements of Interface, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. This Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
March 9, 2007

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year ended:
December 31, 2006	$6,192	$2,694	$--	$1,456	$7,430
January 1, 2006	6,099	2,009	--	1,916	6,192
January 2, 2005	4,965	1,421	--	287	6,099
____________
(A) Includes changes in foreign currency exchange rates.

(B) Write off of bad debt.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS (C)	DEDUCTIONS (DESCRIBE) (D)	BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year ended:
December 31, 2006	$271	$3,260	$1,960	$1,304	$267
January 1, 2006	2,863	--	--	2,592	271
January 2, 2005	4,710	--	--	1,847	2,863
____________
(A) Includes changes in foreign currency exchange rates.

(B) Includes a reallocation of reserves based on changes in the Company’s estimates.

(C) Reduction of asset carrying value.

(D) Cash payments.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGE TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE AT END OF YEAR
	(in thousands)
Reserves for Sales Returns and Allowances:
Year ended:
December 31, 2006	$2,713	$1,311	$--	$1,815	$2,209
January 1, 2006	2,782	3,205	--	3,274	2,713
January 2, 2005	1,994	3,757	--	2,969	2,782
(A) Includes changes in foreign currency exchange rates.

(B) Represents credits issued and adjustments to reflect actual exposure.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGE TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE AT END OF YEAR
	(in thousands)
Warranty Reserves :
Year ended
December 31, 2006	$2,564	$428	$--	$833	$2,159
January 1, 2006	2,409	1,445	--	1,290	2,564
January 2, 2005	2,885	1,357	--	1,833	2,409

(A) Includes changes in foreign currency exchange rates.

(B) Represents costs applied against reserve and adjustments to reflect actual exposure.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGE TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE AT END OF YEAR
	(in thousands)
Inventory Reserves :
Year ended:
December 31, 2006	$12,011	$1,622	$--	$1,687	$11,946
January 1, 2006	10,514	4,193	--	2,696	12,011
January 2, 2005	6,573	6,087	(743)	2,889	10,514

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

Date: March 13, 2007		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
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

Signature	Capacity	Date

/s/ RAY C. ANDERSON	Chairman of the Board	March 13, 2007
Ray C. Anderson

/s/ DANIEL T. HENDRIX	President, Chief Executive Officer and	March 13, 2007
Daniel T. Hendrix	Director (Principal Executive Officer)

/s/ PATRICK C. LYNCH	Vice President and Chief Financial Officer	March 13, 2007
Patrick C. Lynch	(Principal Financial and Accounting Officer)

/s/ EDWARD C. CALLAWAY	Director	March 13, 2007
Edward C. Callaway

/s/ DIANNE DILLON-RIDGLEY	Director	March 13, 2007
Dianne Dillon-Ridgley

/s/ CARL I. GABLE	Director	March 13, 2007
Carl I. Gable

/s/ JUNE M. HENTON	Director	March 13, 2007
June M. Henton

/s/ CHRISTOPHER G. KENNEDY	Director	March 13, 2007
Christopher G. Kennedy

/s/ K. DAVID KOHLER	Director	March 13, 2007
K. David Kohler

/s/ JAMES B. MILLER, JR.	Director	March 13, 2007
James B. Miller, Jr.

/s/ THOMAS R. OLIVER	Director	March 13, 2007
Thomas R. Oliver

/s/ HAROLD M. PAISNER	Director	March 13, 2007
Harold M. Paisner

EXHIBIT INDEX

Exhibit Number

21	Subsidiaries of the Company.
23	Consent of BDO Seidman, LLP.
24	Power of Attorney
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
32.1
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

32.2
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2006.