Form 10-Q
period 2007-05-08
INTERFACE INC
filed 2007-05-10
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 1, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Shares outstanding of each of the registrant's classes of common stock at May 3, 2007:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	54,530,048
Class B Common Stock, $.10 par value per share	6,741,150

INTERFACE, INC.

INDEX
			PAGE
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements........................................................................................................................................	3
		Consolidated Condensed Balance Sheets - April 1, 2007 and December 31, 2006............................................................................................................................................	3

		Consolidated Condensed Statements of Operations - Three Months Ended April 1, 2007 and April 2, 2006.................................................................................	4

		Consolidated Statements of Comprehensive Loss - Three Months Ended April 1, 2007 and April 2, 2006.................................................................................	5

		Consolidated Condensed Statements of Cash Flows - Three Months Ended April 1, 2007 and April 2, 2006.................................................................................	6

		Notes to Consolidated Condensed Financial Statements..........................................................................	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations..............................................................................................................................	17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk...................................................................	21
	Item 4.	Controls and Procedures.................................................................................................................................	22

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings............................................................................................................................................	22
	Item 1A.	Risk Factors.......................................................................................................................................................	22
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..................................................................	22
	Item 3.	Defaults Upon Senior Securities....................................................................................................................	22
	Item 4.	Submission of Matters to a Vote of Security Holders................................................................................	22
	Item 5.	Other Information.............................................................................................................................................	22
	Item 6.	Exhibits...............................................................................................................................................................	22

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)
	APRIL 1, 2007 (UNAUDITED)	DECEMBER 31, 2006
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$64,724	$110,220
Accounts Receivable, net	158,161	159,430
Inventories	160,893	147,963
Prepaid and Other Expenses	23,074	21,937
Deferred Income Taxes	6,898	6,839
Assets of Business Held for Sale	1,590	2,570
TOTAL CURRENT ASSETS	415,340	448,959

PROPERTY AND EQUIPMENT, less accumulated depreciation	195,455	188,725
DEFERRED TAX ASSET	70,265	65,841
GOODWILL	136,444	180,107
OTHER ASSETS	47,197	44,708
TOTAL ASSETS	$864,701	$928,340
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$62,831	$56,601
Accrued Expenses	81,624	101,493
Liabilities of Business Held for Sale	1,362	1,512
TOTAL CURRENT LIABILITIES	145,817	159,606

LONG-TERM DEBT, less current maturities	--	--
SENIOR NOTES	260,665	276,365
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	16,435	12,686
OTHER	64,571	64,783
TOTAL LIABILITIES	622,488	648,440

Minority Interest	6,187	5,506

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Preferred Stock	--	--
Common Stock	6,127	6,066
Additional Paid-In Capital	327,511	323,132
Retained Earnings (Deficit)	(41,264)	5,217
Accumulated Other Comprehensive Income - Foreign Currency Translation Adjustment	(9,311)	(12,847)
Accumulated Other Comprehensive Income - Pension Liability	(47,037)	(47,174)
TOTAL SHAREHOLDERS' EQUITY	236,026	274,394
	$864,701	$928,340

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	APRIL 1, 2007	APRIL 2, 2006
NET SALES	$279,283	$250,634
Cost of Sales	191,108	171,652

GROSS PROFIT ON SALES	88,175	78,982
Selling, General and Administrative Expenses	64,029	58,302
Impairment of Intangible Assets	48,322	20,712
Loss on Disposition - Specialty Products	1,873	--
Restructuring Charge	--	3,260
OPERATING LOSS	(26,049)	(3,292)

Interest Expense	9,120	11,232

Other Expense	436	528

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(35,605)	(15,052)
Income Tax Expense	5,011	2,030

Loss from Continuing Operations	(40,616)	(17,082)
Loss from Discontinued Operations, Net of Tax	--	(6)
Loss on Disposal of Discontinued Operations, Net of Tax	--	--
NET LOSS	$(40,616)	$(17,088)

Loss Per Share - Basic
Continuing Operations	$(0.68)	$(0.32)
Discontinued Operations	--	--
Loss on Disposal of Discontinued Operations	--	--
Loss Per Share - Basic	$(0.68)	$(0.32)

Loss Per Share - Diluted
Continuing Operations	$(0.68)	$(0.32)
Discontinued Operations	--	--
Loss on Disposal of Discontinued Operations	--	--
Loss Per Share - Diluted	$(0.68)	$(0.32)

Common Shares Outstanding - Basic	59,951	52,608
Common Shares Outstanding - Diluted	59,951	52,608

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 1, 2007	APRIL 2, 2006

Net Loss	$(40,616)	$(17,088)
Other Comprehensive Income (Loss), Foreign
Currency Translation and Pension Liability Adjustment	3,673	1,777
Comprehensive Loss	$(36,943)	$(15,311)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 1, 2007	APRIL 2, 2006
OPERATING ACTIVITIES:
Net loss	$(40,616)	$(17,088)
Loss from discontinued operations	--	6
Income (loss) from continuing operations	(40,616)	(17,082)
Adjustments to reconcile income (loss) to cash used in operating activities:
Impairment of intangible assets	48,322	20,712
Restructuring charge	--	2,708
Loss on disposition of assets - specialty products	1,873	--
Depreciation and amortization	8,604	8,237
Deferred income taxes and other	(965)	(250)
Working capital changes:
Accounts receivable	619	(5,067)
Inventories	(13,870)	(19,810)
Prepaid expenses	(719)	(4,172)
Accounts payable and accrued expenses	(15,234)	(17,225)

Cash used in continuing operations	(11,986)	(31,949)
Cash provided by discontinued operations	--	--

CASH USED IN OPERATING ACTIVITIES:	(11,986)	(31,949)

INVESTING ACTIVITIES:
Capital expenditures	(11,856)	(8,567)
Other	(6,407)	(2,547)
CASH USED IN INVESTING ACTIVITIES:	(18,263)	(11,114)

FINANCING ACTIVITIES:
Net borrowing of long-term debt	--	14,133
Repurchase of senior notes	(15,700)	(8,000)
Proceeds from issuance of common stock	1,425	5,597
Dividends paid	(1,224)	--
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	(15,499)	11,730

Net cash used in operating, investing and
financing activities	(45,748)	(31,333)
Effect of exchange rate changes on cash	252	370

CASH AND CASH EQUIVALENTS:
Net change during the period	(45,496)	(30,963)
Balance at beginning of period	110,220	51,312

Balance at end of period	$64,724	$20,349

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the "Commission") instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company's year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 31, 2006, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses (as well as a small Australian dealer business and a small residential fabrics business) and began to dispose of several of the dealer subsidiaries. The results of operations and related disposal costs, gains and losses for these businesses are classified as discontinued operations for all periods presented.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - INVENTORIES

Inventories are summarized as follows:

	April 1, 2007	December 31, 2006
	(In thousands)
Finished Goods	$95,158	$86,123
Work in Process	20,829	16,740
Raw Materials	44,906	45,100
	$160,893	$147,963

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. For the quarters ended April 1, 2007, and April 2, 2006, outstanding options to purchase 1,452,000 and 2,024,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the Company was in a net loss from continuing operations position and, thus, any potential common shares were anti-dilutive.

NOTE 4 - SEGMENT INFORMATION

Based on the quantitative thresholds specified in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has four reportable segments: (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses, (3) the Fabrics Group segment, which includes all of its fabrics businesses, and (4) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products. The majority of the operations of the Specialty Products segment were sold on March 7, 2007. See Note 11 for further information. The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provided carpet installation and maintenance services in the United States, is now reported as discontinued operations in the accompanying consolidated condensed statements of operations.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Fabrics Group	Specialty Products	Total
	(In thousands)
Three Months Ended April 1, 2007
Net sales	$205,254	$36,046	$35,791	$2,192	$279,283
Depreciation and amortization	3,544	466	2,150	12	6,172
Operating income (loss)	26,762	932	(50,357)	(1,733)	(24,396)

	Modular Carpet	Bentley Prince Street	Fabrics Group	Specialty Products	Total
	(In thousands)
Three Months Ended April 2, 2006
Net sales	$165,883	$29,100	$52,500	$3,151	$250,634
Depreciation and amortization	3,273	308	2,730	18	6,329
Operating income (loss)	20,675	513	(23,378)	43	(2,147)

A reconciliation of the Company’s total segment operating loss, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$6,172	$6,329
Corporate depreciation and amortization	2,432	1,908
Reported depreciation and amortization	$8,604	$8,237

OPERATING LOSS
Total segment operating loss	$(24,396)	$(2,147)
Corporate expenses and other reconciling amounts	(1,653)	(1,145)
Reported operating loss	$(26,049)	$(3,292)

	April 1, 2007	December 31, 2006
ASSETS	(In thousands)
Total segment assets	$722,076	$759,959
Discontinued operations	1,590	2,570
Corporate assets and eliminations	141,035	165,811
Reported total assets	$864,701	$928,340

Due primarily to the impairment of assets described at Note 10, total assets of the Fabrics segment decreased by $51.2 million (from $155.8 million to $104.6 million) during the first quarter of 2007.

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

As of April 1, 2007, there were zero borrowings and $9.0 million in letters of credit outstanding under the revolving credit facility. As of April 1, 2007, the Company could have incurred $97.7 million of additional borrowings under its revolving credit facility.

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

Interest on borrowings under this facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s Euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum. Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued. An unused line fee of 0.5% per annum is payable with respect to any undrawn portion of the facility. The facility is secured by liens on certain real, personal and intangible property of the Company’s principal European subsidiaries. The facility also includes various financial covenants (which require the borrowers to maintain a minimum interest coverage ratio, total debt/EBITDA ratio, and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability to take certain actions. As of April 1, 2007, there were no borrowings or other amounts outstanding under the Credit Agreement with ABN AMRO.

As of April 1, 2007, the estimated fair values (based on then-current market prices) of the 9.5% Senior Subordinated Notes due 2014, the 10.375% Senior Notes due 2010 and the 7.3% Senior Notes due 2008 were $146.8 million, $192.9 million and $87.0 million, respectively.

NOTE 6 - STOCK-BASED COMPENSATION

 Stock Option Awards

In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R, “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” This standard requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services - the requisite service period (usually the vesting period) - in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS No. 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. The Company has elected to use the Black-Scholes model. The adoption of SFAS No. 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS No. 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. SFAS No. 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its stock compensation expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

In each of the first quarters of fiscal years 2007 and 2006, the Company recognized stock compensation costs of $0.1 million. The remaining unrecognized compensation cost related to unvested awards at April 1, 2007, approximated $0.5 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first quarters of fiscal years 2007 and 2006:

	Three Months Ended April 1, 2007	Three Months Ended April 2, 2006
Risk free interest rate	4.73%	4.41%
Expected life	3.25 years	3.11 years
Expected volatility	60%	60%
Expected dividend yield	0.51%	0%

The weighted average grant date fair value of stock options granted during the first quarter of fiscal 2007 was $6.99 per share.

The following table summarizes stock options outstanding as of April 1, 2007, as well as activity during the quarter then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,759,000	$6.07
Granted	30,000	15.66
Exercised	337,000	6.17
Forfeited or canceled	--	--
Outstanding at April 1, 2007 (a)	1,452,000	$6.25

Exercisable at April 1, 2007 (b)	1,239,000	$5.85

(a) At April 1, 2007, the weighted-average remaining contractual life of options outstanding was 3.5 years.
(b) At April 1, 2007, the weighted-average remaining contractual life of options exercisable was 3.2 years.

At April 1, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $14.1 million and $12.6 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first quarters of fiscal years 2007 and 2006 are provided in the following table:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Proceeds from stock options exercised	$1,425	$5,407
Intrinsic value of stock options exercised	$3,485	$5,913

Restricted Stock Awards

During the quarters ended April 1, 2007, and April 2, 2006, the Company granted restricted stock awards for 277,000 and 394,000 shares, respectively, of Class B common stock. These awards (or a portion thereof) vest with respect to each recipient over a three to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $2.9 million and $1.7 million for the three months ended April 1, 2007, and April 2, 2006, respectively. SFAS No. 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of April 1, 2007, and during the first quarter then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	1,311,000	$8.00
Granted	277,000	15.00
Vested	475,000	8.63
Forfeited or canceled	--	--
Outstanding at April 1, 2007	1,113,000	$9.42

As of April 1, 2007, the unrecognized total compensation cost related to unvested restricted stock was $5.4 million. That cost is expected to be recognized by the end of 2011.

As stated above, SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. In prior years, the Company did not estimate the forfeitures of its restricted stock as the expense was recorded. In accordance with the standard, the Company is required to record a cumulative effect of the change in accounting principle to reduce previously recognized compensation for awards not expected to vest (i.e., forfeited or canceled awards). Upon adoption of SFAS No. 123R in the first quarter of 2006, the Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within the selling, general and administrative expense on the Company’s consolidated condensed statement of operations. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the consolidated condensed statement of operations.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended April 1, 2007, and April 2, 2006, respectively:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	April 1, 2007	April 2, 2006
	(In thousands)
Service cost	$712	$446
Interest cost	3,045	2,355
Expected return on assets	(3,230)	(2,651)
Amortization of prior service costs	--	--
Recognized net actuarial losses	690	469
Amortization of transition obligation	28	13
Net periodic benefit cost	$1,245	$632

	Three Months Ended
Salary Continuation Plan (SCP)	April 1, 2007	April 2, 2006
	(In thousands)
Service cost	$66	$67
Interest cost	224	212
Amortization of transition obligation	55	55
Amortization of prior service cost	12	12
Amortization of loss	72	80
Net periodic benefit cost	$429	$426

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

Summary operating results for the discontinued operations are as follows:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Net sales	$35	$496
Loss on operations before taxes on income	--	(8)
Tax benefit	--	(2)
Loss on operations, net of tax	--	(6)

Assets and liabilities, including reserves, related to the discontinued operations that were held for sale consist of the following:

	April 1, 2007	December 31, 2006
	(In thousands)
Current assets	$1,076	$876
Property and equipment	--	--
Other assets	514	1,694
Current liabilities	1,000	1,331
Other liabilities	362	181

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

$3,260

Of the total restructuring charge, approximately $0.3 million related to expenditures for severance benefits and other similar costs, and $3.0 million related to non-cash charges, primarily for the write-down of carrying value and disposal of certain assets. As of April 1, 2007, there are no significant cash payments or other activities remaining under the plan, as the plan was substantially completed by the end of 2006.

NOTE 10- IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

In the first quarter in 2007, the Company recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to its Fabrics Group business segment. The Company is exploring possible strategic options with respect to its fabrics business, and its analyses indicated that the carrying value of the assets of the fabrics business exceeded their fair value. When such an indication is present, the Company measures potential goodwill and other asset impairments based on an allocation of the estimated fair value of the reporting unit to its underlying assets and liabilities. An impairment loss is recognized to the extent that the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. In addition to the impairment of goodwill, the Company determined that the other intangible assets of the business unit were impaired as well. These impairment charges have been included in loss from continuing operations in the consolidated condensed statement of operations for the first quarter of 2007.

During the first quarter of 2006, in connection with the sale of its European fabrics business (described in more detail in Note 12), the Company recorded a charge of $20.7 million for the impairment of goodwill related to its fabrics reporting unit and those European operations. This charge was based on a review of the Company’s carrying value of goodwill at its fabrics facilities as compared to the potential fair value as represented by the proposed sale price.

NOTE 11 - SALE OF PANDEL, INC.

On March 7, 2007, the Company sold its subsidiary Pandel, Inc. for $1.4 million to an entity formed by the general manager of Pandel. The operations of Pandel represent the Company’s Specialty Products segment. Pandel primarily produces vinyl carpet tile backing and specialty mat and foam products. As a result of this sale, the Company recorded a loss on disposition of $1.9 million in the first quarter of 2007. The total assets of this business were $3.3 million, comprised primarily of inventory and accounts receivable. Total liabilities related to this business were $0.4 million. In the first quarters of 2007 and 2006, Pandel had net sales of $2.2 million and $3.2 million, respectively. Prior to the sale, certain of Pandel’s production assets were conveyed to another subsidiary of the Company, where they will continue to be used in its carpet tile backing process.

NOTE 12 - SALE OF EUROPEAN FABRICS

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

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $18.6 million and $21.7 million for the quarters ended April 1, 2007, and April 2, 2006, respectively. Income tax payments amounted to $3.0 million and $4.6 million for the quarters ended April 1, 2007, and April 2, 2006, respectively.

Cash flows from discontinued operations are included in operating cash flows for all periods presented, as there were no material investing or financing activities related to these discontinued operations.

NOTE 14 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, and the Company is currently evaluating the effect of this standard on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes”, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 was effective as of January 1, 2007, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. On January 1, 2007, the Company adopted the provisions of FIN 48. As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to the Company’s retained earnings balance as of January 1, 2007. The Company recognized a $4.6 million increase in its liability for unrecognized tax benefits with a corresponding decrease to the opening balance of retained earnings.

As of January 1, 2007, the Company had unrecognized tax benefits of $7.3 million, which if recognized would be recorded as a benefit to income taxes and, therefore, result in a favorable impact on the Company’s effective tax rate in future periods. The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the Company had accrued interest of $0.4 million related to its uncertain tax positions.

The Company’s federal income tax returns are subject to examination for the years 2003 to the present. The Company files returns in numerous state and local jurisdictions and in general these returns are subject to examination by the state tax authorities for the years 2002 to the present. The Company files returns in numerous foreign jurisdictions and in general these returns are subject to examination by the foreign tax authorities for the years 2001 to the present.

The Canadian tax authorities (CRA) have proposed a reassessment of taxable income for transfer pricing related adjustments for the years 2001 and 2002. The Company has filed a submission with the CRA to set aside the reassessment of taxable income. The Company has included in its liability for unrecognized tax benefit an amount sufficient to cover any potential income tax liability that might result from the reassessment.

Management believes it is reasonably possible that a significant portion of the total unrecognized tax benefits could decrease over the next twelve-month period. However, the timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 concludes that (a) the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and (b) the presentation of taxes within the scope on either a gross or a net basis is an accounting policy decision that should be disclosed under Opinion 22. Furthermore, EITF 06-03 states that for taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus, which requires only disclosure changes, is effective for periods beginning after December 15, 2006. As the Company has historically recognized such taxes on a net basis, the adoption of this standard did not have a material effect on its results of operations or financial position.

NOTE 15 - SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 10.375% senior notes due 2010, its 7.3% senior notes due 2008, and its 9.5% senior subordinated notes due 2014. These guarantees are full and unconditional. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 1, 2007

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS

	(IN THOUSANDS)
Net sales	$184,874	$123,168	$--	$(28,759)	$279,283
Cost of sales	139,106	80,761	--	(28,759)	191,108
Gross profit on sales	45,768	42,407	--	--	88,175
Selling, general and administrative expenses	27,094	29,095	7,840	--	64,029
Impairment of intangible assets	48,322	--	--	--	48,322
Loss on disposition	1,873	--	--	--	1,873
Operating income (loss)	(31,521)	13,312	(7,840)	--	(26,049)
Interest/Other expense	1,207	1,051	7,298	--	9,556
Income (loss) before taxes on income and equity in income of subsidiaries	(32,728)	12,261	(15,138)	--	(35,605)
Income tax (benefit) expense	4,063	5,034	(4,086)	--	5,011
Equity in income (loss) of subsidiaries	--	--	(29,564)	29,564	--
Income (loss) from continuing operations	(36,791)	7,227	(40,616)	29,564	(40,616)
Gain (loss) on discontinued operations, net of tax	--	--	--	--	--
Loss on disposal of discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	$(36,791)	$7,227	$(40,616)	$29,564	$(40,616)

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 1, 2007

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$--	$24,364	$40,360	$--	$64,724
Accounts receivable	77,094	77,477	3,590	--	158,161
Inventories	101,707	59,186	--	--	160,893
Prepaids and deferred income taxes	10,046	11,938	7,988	--	29,972
Assets of business held for sale	1,590	--	--	--	1,590
Total current assets	190,437	172,965	51,938	--	415,340
Property and equipment less accumulated depreciation	117,828	71,916	5,711	--	195,455
Investment in subsidiaries	176,254	120,945	113,985	(411,184)	--
Goodwill	68,167	68,277	--	--	136,444
Other assets	10,846	23,921	82,695	--	117,462
	$563,532	$458,024	$254,329	$(411,184)	$864,701

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities	$58,393	$65,888	$21,536	$--	$145,817
Long-term debt, less current maturities	--	--	--	--	--
Senior notes and senior subordinated notes	--	--	395,665	--	395,665
Deferred income taxes	18,870	7,089	(9,524)	--	16,435
Other	3,252	44,358	16,961	--	64,571
Total liabilities	80,515	117,335	424,638	--	622,488

Minority interests	--	6,187	--	--	6,187

Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,127	(196,344)	6,127
Additional paid-in capital	191,411	12,525	327,511	(203,936)	327,511
Retained earnings	140,704	265,962	(494,917)	46,987	(41,264)
Foreign currency translation adjustment	(1,134)	(2,772)	(5,405)	--	(9,311)
Pension liability	--	(43,412)	(3,625)	--	(47,037)
	$563,532	$458,024	$254,329	$(411,184)	$864,701

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS
ENDED APRIL 1, 2007

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$3,323	$(6,856)	$(8,453)	$--	$(11,986)
Cash flows from investing activities:
Purchase of plant and equipment	(9,335)	(2,182)	(339)	--	(11,856)
Other	(388)	18	(6,037)	--	(6,407)
Net cash used for investing activities	(9,723)	(2,164)	(6,376)	--	(18,263)
Cash flows from financing activities:
Repurchase of senior notes	--	--	(15,700)	--	(15,700)
Proceeds from issuance of common stock	--	--	1,425	--	1,425
Dividends paid	--	--	(1,224)	--	(1,224)
Net cash provided by (used for) financing activities	--	--	(15,499)	--	(15,499)
Effect of exchange rate change on cash	(1)	253	--	--	252
Net increase (decrease) in cash	(6,401)	(8,767)	(30,328)	--	(45,496)
Cash at beginning of period	6,401	33,131	70,688	--	110,220
Cash at end of period	$--	$24,364	$40,360	$--	$64,724

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, April 1, 2007, and the comparable period of 2006 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

These discontinued operations had net sales of $0.0 million and $0.5 million in the three-month periods ended April 1, 2007, and April 2, 2006, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”). Loss from operations of these businesses, net of tax, was $0.0 million and $0.0 million in the three-month periods ended April 1, 2007 and April 2, 2006, respectively.

We have sold or terminated all ongoing operations of our dealer businesses, and in some cases we are completing their wind-down through subcontracting arrangements. In the first quarter of 2006, we sold certain assets relating to our aligned dealer network, and we are discontinuing its operations as well.

General

During the quarter ended April 1, 2007, we had net sales of $279.3 million, compared with net sales of $250.6 million in the first quarter last year. Fluctuations in currency exchange rates positively impacted 2007 first quarter sales by 3% (approximately $7 million), compared with the prior year period.

As discussed in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part 1, in the first quarter of 2007, we recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to our Fabrics Group segment. We are exploring possible strategic options with respect to our fabrics business, and our analyses led us to the conclusion that the charges should be recorded in the first quarter of 2007. Additionally, in March of this year, we sold our Pandel, Inc. business for $1.4 million and recorded a loss of $1.9 million on this sale. Pandel comprised the Company’s Specialty Products segment.

In April 2006, subsequent to the end of the first quarter of 2006, we sold our European fabrics business (Camborne Holdings Limited) for $28.8 million to an entity formed by the business’s management team. In connection with the sale, we recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in the first quarter of 2006. For the first quarter of 2006, the European fabrics business generated revenue of $17.3 million and operating loss (after the $20.7 million impairment of goodwill charge) of $19.6 million.

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

The impairment of intangible assets and the loss on disposal of Pandel, Inc. led to our net loss of $40.6 million, or $0.68 per share, during the first quarter of 2007. The goodwill impairment and restructuring charges described above led to our net loss of $17.1 million, or $0.32 per share, during the first quarter of 2006.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended April 1, 2007, and April 2, 2006, respectively:

	Three Months Ended
	April 1, 2007	April 2, 2006

Net sales	100.0%	100.0%
Cost of sales	68.4	68.5
Gross profit on sales	31.6	31.5
Selling, general and administrative expenses	22.9	23.3
Impairment of intangible assets	17.3	8.3
Loss on disposal of specialty products	0.7	--
Restructuring charge	--	1.3
Operating loss	(9.3)	(1.3)
Interest/Other expense	3.4	4.7
Loss from continuing operations before tax expense	(12.7)	(6.0)
Income tax expense	1.8	0.8
Loss from continuing operations	(14.5)	(6.8)
Discontinued operations, net of tax	--	--
Loss on disposal	--	--
Net loss	(14.5)	(6.8)

Below we provide information regarding net sales for each of our four operating segments, and analyze those results for the three month periods ended April 1, 2007, and April 2, 2006, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three month periods ended April 1, 2007, and April 2, 2006, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	04/01/07	04/02/06	Change
	(In thousands)
Modular Carpet	$205,254	$165,883	23.7%
Bentley Prince Street	36,046	29,100	23.9
Fabrics Group	35,791	52,500	(31.8)
Specialty Products	2,192	3,151	(30.4)
Total	$279,283	$250,634	11.4%

Modular Carpet Segment. For the quarter ended April 1, 2007, net sales for the Modular Carpet segment increased $39.4 million (23.7%) versus the comparable period in 2006. On a geographic basis, we experienced significant increases in net sales in the Americas, Europe and Asia-Pacific (up 17.2%, 31.2% and 20.5%, respectively) for the quarter ended April 1, 2007, versus the comparable period in 2006. Sales growth in the Americas is primarily attributable to the improving corporate office market, although we also saw a significant increase in our sales into the education, healthcare, government and residential market segments in North America. Sales growth in Europe is primarily attributable to improving economic conditions in that region, while sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region.

Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the quarter ended April 1, 2007, increased $6.9 million (23.9%) versus the comparable period in 2006. This growth was attributable primarily to increased sales in the hospitality and residential market segments.

Fabrics Group Segment. For the quarter ended April 1, 2007, net sales for our Fabrics Group segment decreased $16.7 million (31.8%) versus the comparable period in 2006. The decrease is primarily attributable to the April 2006 sale of our European fabrics business, which had sales of $17.3 million in the first quarter of 2006.

Specialty Products Segment. For the quarter ended April 1, 2007, net sales for our Specialty Products segment decreased $1.0 million (32.4%) versus the comparable period in 2006. The decrease is primarily attributable to the sale of Pandel, Inc. (which comprised the Specialty Products segment) on March 7, 2007, which resulted in only two months of sales from that business included in the first quarter 2007 results.

Cost and Expenses

Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month periods ended April 1, 2007, and April 2, 2006, respectively:

	Three Months Ended		Percentage
Cost and Expenses	04/01/07	04/02/06	Change
	(In thousands)
Cost of Sales	$191,108	$171,652	11.3%
Selling, General and Administrative Expenses	64,029	58,302	9.8%
Total	$255,137	$229,954	11.0%

For the quarter ended April 1, 2007, our cost of sales increased $19.5 million (11.3%) versus the comparable period in 2006, primarily due to increased product ($12.8 million) and labor ($2.0 million) costs associated with increased production levels during the first quarter of 2007. Our raw material prices in the first quarter 2007 were approximately equivalent to those in the first quarter of 2006. In addition, the translation of Euros into U.S. dollars resulted in an approximately $4.4 million increase in the cost of goods sold during the first quarter 2007 compared with the same period in 2006. As a percentage of net sales, cost of sales decreased to 68.4% for the quarter ended April 1, 2007, versus 68.5% for the comparable period in 2006. The percentage decrease was primarily due to increased price levels and improved manufacturing efficiencies in our European operations, and was offset by manufacturing inefficiencies at our Fabrics business.

For the quarter ended April 1, 2007, our selling, general and administrative expenses increased $5.7 million (9.8%) versus the comparable period in 2006. The primary components of these increases were: (1) a $1.8 million increase in expenses due to the translation of Euros into U.S. dollars, (2) a $1.4 million increase in selling expenses, commensurate with the increase in sales volume, (3) $1.0 million of increased marketing expense as we continue to invest in our marketing platforms, and (4) $1.0 million related to incremental performance vesting of restricted stock in the first quarter of 2007 compared with performance vesting in the first quarter of 2006. However, as a percentage of net sales, selling, general and administrative expenses decreased to 22.9% for the quarter ended April 1, 2007, versus 23.3% for the comparable period in 2006, a direct result of our continued cost control measures.

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

	Three Months Ended
Cost of Sales and Selling, General and Administrative Expenses (Combined)	04/01/07	04/02/06	Percentage Change
	(In thousands)
Modular Carpet	$178,492	$145,208	22.9%
Bentley Prince Street	35,114	28,587	22.8
Fabrics Group	37,826	51,906	(27.1)
Specialty Products	2,052	3,108	(34.0)
Corporate Expenses and Eliminations	1,653	1,145	44.4
Total	$255,137	$229,954	11.0%

Interest Expenses

For the quarter ended April 1, 2007, interest expense decreased $2.1 million to $9.1 million, versus $11.3 million in the comparable period in 2006. This decrease was due primarily to the lower levels of debt outstanding on a daily basis throughout the quarter when compared with the prior year. During full year 2006 and the first quarter of 2007, we repurchased $46.6 million and $15.7 million, respectively, of our 7.3% senior notes due 2008.

Liquidity and Capital Resources

General

At April 1, 2007, we had $64.7 million in cash, and we had no borrowings and $9.0 million in letters of credit outstanding under our domestic revolving credit facility. As of April 1, 2007, we could have incurred $97.7 million of additional borrowings under our domestic revolving credit facility and €20 million under our European facility.

Analysis of Cash Flows

Our primary sources of cash during the quarter ended April 1, 2007, were (1) $1.4 million from the exercise of employee stock options, and (2) $1.3 million of proceeds from the sale of Pandel, Inc. The primary uses of cash for the three-month period ended April 1, 2007, were (1) $18.6 million for bond interest payments; (2) $15.7 million for the repurchase of our 7.3% senior notes due 2008; (3) $13.9 million related to an increase in inventory levels; and (4) $11.9 million associated with capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under Item 7A of that Form 10-K. Our discussion here focuses on the quarter ended April 1, 2007, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At April 1, 2007, we recognized a $3.5 million decrease in our foreign currency translation adjustment account compared to December 31, 2006, primarily because of the strengthening of the U.S. dollar against the Euro.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at April 1, 2007. The values that result from these computations are compared with the market values of these financial instruments at April 1, 2007. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of April 1, 2007, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $13.8 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $12.4 million.

As of April 1, 2007, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.4 million or an increase in the fair value of our financial instruments of $6.9 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), pursuant to Rule 13a-14(c) under the Act. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the first quarter of 2007. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2006.

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

INTERFACE, INC.

Date: May 7, 2007	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.