Form 10-Q
period 2007-07-01
INTERFACE INC
filed 2007-08-09
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 1, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

Shares outstanding of each of the registrant's classes of common stock at August 3, 2007:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	55,057,381
Class B Common Stock, $.10 par value per share	6,486,843

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)
	JULY 1, 2007	DECEMBER 31, 2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$89,346	$109,157
Accounts Receivable, net	152,034	143,025
Inventories	128,446	112,293
Prepaid and Other Expenses	21,069	21,805
Deferred Income Taxes	6,940	6,829
Assets of Business Held for Sale	92,194	158,322
TOTAL CURRENT ASSETS	490,029	551,431

PROPERTY AND EQUIPMENT, less accumulated depreciation	146,608	134,631
DEFERRED TAX ASSET	77,176	65,841
GOODWILL	137,133	135,610
OTHER ASSETS	48,157	40,827
TOTAL ASSETS	$899,103	$928,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$55,310	$49,542
Accrued Expenses	102,488	98,702
Current Portion of Long-Term Debt	79,235	--
Liabilities of Business Held for Sale	22,506	22,934
TOTAL CURRENT LIABILITIES	259,539	171,178

LONG-TERM DEBT, less current maturities	8,765	--
SENIOR NOTES	175,000	276,365
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	8,196	2,058
OTHER	65,211	63,839
TOTAL LIABILITIES	$651,711	$648,440

Minority Interest	6,493	5,506

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Preferred Stock	--	--
Common Stock	6,146	6,066
Additional Paid-In Capital	329,799	323,132
Retained Earnings (Deficit)	(41,493)	5,217
Accumulated Other Comprehensive Income - Foreign Currency Translation Adjustment	(6,654)	(12,847)
Accumulated Other Comprehensive Income - Pension Liability	(46,899)	(47,174)
TOTAL SHAREHOLDERS' EQUITY	240,899	274,394
	$899,103	$928,340

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 1, 2007	JULY 2, 2006	JULY 1, 2007	JULY 2, 2006

NET SALES	$264,962	$223,184	$508,454	$421,318
Cost of Sales	172,737	147,476	333,001	277,686

GROSS PROFIT ON SALES	92,225	75,708	175,453	143,632
Selling, General and Administrative Expenses	61,332	51,617	118,379	99,455
Loss on Disposition - Specialty Products	--	--	1,873	--
OPERATING INCOME	30,893	24,091	55,201	44,177

Interest Expense	9,161	10,936	18,281	22,168
Other Expense	612	445	1,035	718

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	21,120	12,710	35,885	21,291
Income Tax Expense	7,797	4,234	13,493	7,386

Income from Continuing Operations	13,323	8,476	22,392	13,905
Loss from Discontinued Operations, Net of Tax	(12,325)	(868)	(62,010)	(23,385)
Loss on Disposal of Discontinued Operations, Net of Tax	--	(1,723)	--	(1,723)
NET INCOME (LOSS)	$998	$5,885	$(39,618)	$(11,203)

Earnings (Loss) Per Share - Basic
Continuing Operations	$0.22	$0.16	$0.37	$0.26
Discontinued Operations	(0.20)	(0.02)	(1.03)	(0.44)
Loss on Disposal of Discontinued Operations	--	(0.03)	--	(0.03)
Earnings (Loss) Per Share - Basic	$0.02	$0.11	$(0.66)	$(0.21)

Earnings (Loss) Per Share - Diluted
Continuing Operations	$0.22	$0.15	$0.36	$0.25
Discontinued Operations	(0.20)	(0.01)	(1.00)	(0.43)
Loss on Disposal of Discontinued Operations	--	(0.03)	--	(0.03)
Earnings (Loss) Per Share - Diluted	$0.02	$0.11	$(0.64)	$(0.21)

Common Shares Outstanding - Basic	60,322	53,375	60,210	52,995
Common Shares Outstanding - Diluted	61,571	54,996	61,435	54,548

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 1, 2007	JULY 2, 2006	JULY 1, 2007	JULY 2, 2006

Net Income (Loss)	$998	$5,885	$(39,618)	$(11,203)
Other Comprehensive Income, Foreign
Currency Translation Adjustment and Pension Liability Adjustment	2,795	9,694	6,468	11,471
Comprehensive Income (Loss)	$3,793	$15,579	$(33,150)	$268

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JULY 1, 2007	JULY 2, 2006
OPERATING ACTIVITIES:
Net loss	$(39,618)	$(11,203)
Loss from discontinued operations	62,010	25,108
Income from continuing operations	22,392	13,905
Adjustments to reconcile income (loss) to cash used in operating activities:
Loss on disposition of assets - Specialty Products	1,873	--
Depreciation and amortization	11,960	10,822
Deferred income taxes and other	(1,839)	(5,708)
Working capital changes:
Accounts receivable	(7,949)	(8,893)
Inventories	(16,115)	(18,501)
Prepaid expenses	1,740	(3,068)
Accounts payable and accrued expenses	8,305	5,073

Cash provided by (used in) continuing operations	20,367	(6,370)
Cash provided by (used in) discontinued operations	3,188	(492)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	23,555	(6,862)

INVESTING ACTIVITIES:
Capital expenditures	(17,947)	(14,267)
Other	(7,163)	(3,973)
Cash used in investing activities of continuing operations	(25,110)	(18,240)
Cash provided by (used in) discontinued operations	(6,015)	27,028

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	(31,125)	8,788

FINANCING ACTIVITIES:
Net borrowing of long-term debt	8,743	1,573
Repurchase of senior notes	(22,400)	(30,750)
Proceeds from issuance of common stock	2,773	5,650
Dividends paid	(2,450)	--
Debt issuance costs	--	(679)

CASH USED IN FINANCING ACTIVITIES:	(13,334)	(24,206)

Net cash used in operating, investing and
financing activities	(20,904)	(22,280)
Effect of exchange rate changes on cash	1,093	1,230

CASH AND CASH EQUIVALENTS:
Net change during the period	(19,811)	(21,050)
Balance at beginning of period	109,157	47,275

Balance at end of period	$89,346	$26,225

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

In 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses (as well as a small Australian dealer business and a small residential fabrics business) and began to dispose of several of the dealer subsidiaries. In addition, as described below in Note 2, the Company has sold its Fabrics Group business segment. The results of operations and related disposal costs, gains and losses for these businesses are classified as discontinued operations for all periods presented.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - SALE OF FABRICS GROUP BUSINESS SEGMENT

In the second quarter of 2007, the Company entered into an agreement to sell its Fabrics Group business segment to a third party. The sale was completed in the third quarter of 2007. The purchase price for the business segment was $70.0 million, subject to working capital and certain other adjustments. Of this $70.0 million, $6.5 million represents deferred compensation which would be remitted to the Company upon the achievement of certain performance criteria by the disposed segment over the next 18 months. At this time, the Company has determined that the receipt of this deferred amount is probable. As described below in Notes 9 and 11, the Company incurred impairment charges of approximately $61.9 million during the first six months of 2007 to reduce the carrying value of the business segment to fair value as represented by the purchase price. In the second quarter, the Company incurred approximately $3.6 million of direct costs to sell the business segment. The major classes of assets and liabilities related to the business segment at July 1, 2007, are accounts receivable of $16.7 million, inventory of $32.0 million, property, plant and equipment of $41.9 million, and accounts payable and accruals of $10.8 million.

In April 2006, subsequent to the end of the first quarter of 2006, the Company sold its European fabrics business for $28.8 million to an entity formed by the business’s management team. An impairment charge of $20.7 million was recorded in the first quarter of 2006 in connection with this sale. The major classes of assets and liabilities related to this disposal group included accounts receivable of $11.9 million, inventory of $11.4 million, property, plant and equipment of $9.5 million and accounts payable of $7.6 million. In the second quarter of 2006, the transaction resulted in a net loss on disposal of $1.7 million.

Current and prior periods have been restated to include the results of operations and related disposal costs, gains and losses for these businesses as discontinued operations. In addition, assets and liabilities of these businesses have been reported in assets and liabilities held for sale for both current and prior periods.

NOTE 3 - INVENTORIES

Inventories are summarized as follows:

	July 1, 2007	December 31, 2006
	(In thousands)
Finished Goods	$73,536	$66,991
Work in Process	15,632	13,537
Raw Materials	39,278	31,765
	$128,446	$112,293

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. For the quarters ended April 1, 2007, and April 2, 2006, outstanding options to purchase 50,000 and 45,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive. For the six months ended July 1, 2007 and July 2, 2006, outstanding options to purchase 50,000 and 80,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.

For the Three-Month Period Ended	Net Income	Average Shares Outstanding	Earnings Per Share
	(In Thousands Except Per Share Amounts)
July 1, 2007	$998	60,322	$0.02
Effect of Dilution:
Options & Restricted Stock	--	1,249	--

Diluted	$998	61,571	$0.02

July 2, 2006	$5,885	53,375	$0.11
Effect of Dilution:
Options & Restricted Stock	--	1,621	--

Diluted	$5,885	54,966	$0.11

For the Six-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share
	(In Thousands Except Per Share Amounts)
July 1, 2007	$(39,618)	60,210	$(0.66)
Effect of Dilution:
Options & Restricted Stock	--	1,225	0.02

Diluted	$(39,618)	61,435	$(0.64)

July 2, 2006	$(11,203)	52,995	$(0.21)
Effect of Dilution:
Options & Restricted Stock	--	1,553	--

Diluted	$(11,203)	54,548	$(0.21)

NOTE 5 - SEGMENT INFORMATION

Based on the quantitative thresholds specified in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has three reportable segments: (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses, and (3) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products. The majority of the operations of the Specialty Products segment were sold on March 7, 2007. See Note 12 for further information. In June of 2007, the Company entered into an agreement to sell its former Fabrics Group business segment, and has included the operations of this segment in discontinued operations as of July 1, 2007. The sale was completed in the third quarter of 2007. See Note 2 for further information. The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provided carpet installation and maintenance services in the United States, is also reported as discontinued operations in the accompanying consolidated condensed statements of operations.

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

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Specialty Products	Total
	(In thousands)
Three Months Ended July 1, 2007
Net sales	$225,523	$39,439	$--	$264,962
Depreciation and amortization	3,635	467	--	4,102
Operating income	31,619	2,035	--	33,654

Three Months Ended July 2, 2006
Net sales	$186,475	$33,932	$2,777	$223,184
Depreciation and amortization	4,123	603	19	4,745
Operating income (loss)	23,634	1,704	(29)	25,039

	Modular Carpet	Bentley Prince Street	Specialty Products	Total
	(In thousands)
Six Months Ended July 1, 2007
Net sales	$430,777	$75,485	$2,192	$508,454
Depreciation and amortization	7,179	933	12	8,124
Operating income (loss)	58,381	2,967	(1,733)	59,615

Six Months Ended July 2, 2006
Net sales	$352,358	$63,032	$5,928	$421,318
Depreciation and amortization	7,396	911	37	8,344
Operating income	44,309	2,217	14	46,540

A reconciliation of the Company’s total segment operating loss, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$4,102	$4,745	$8,124	$8,344
Corporate depreciation and amortization	1,404	571	3,836	2,478
Reported depreciation and amortization	$5,506	$5,316	$11,960	$10,822

OPERATING INCOME
Total segment operating income	$33,654	$25,039	$59,615	$46,540
Corporate expenses and other reconciling amounts	(2,761)	(948)	(4,414)	(2,363)
Reported operating income	$30,893	$24,091	$55,201	$44,177

	July 1, 2007	December 31, 2006
ASSETS	(In thousands)
Total segment assets	$635,210	$604,207
Discontinued operations	92,194	158,322
Corporate assets and eliminations	171,699	165,811
Reported total assets	$899,103	$928,340

NOTE 6 - LONG-TERM DEBT

On June 30, 2006, the Company amended and restated its domestic revolving credit facility. Under the amended credit facility, the maximum aggregate amount of loans and letters of credit available to the Company at any one time was increased from $100 million to $125 million, subject to a borrowing base limitation. The amended credit facility matures on June 30, 2011. The facility includes a domestic U.S. Dollar syndicated loan and letter of credit facility up to the lesser of (1) $125 million, or (2) a borrowing base equal to the sum of specified percentages of eligible property and equipment, accounts receivable, finished goods inventory and raw materials inventory in the U.S. (the percentages and eligibility requirements for the borrowing base are specified in the credit facility), less certain reserves. The previous facility included a multicurrency syndicated loan and letter of credit facility in British pounds, which has been removed from the amended facility.

Interest on borrowings and letters of credit under the amended credit facility is charged at varying rates computed by applying a margin (ranging from 0.0-2.25%) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and our average excess borrowing availability during the most recently completed fiscal quarter. In addition, the Company pays an unused line fee on the facility ranging from 0.25-0.375%, depending on our average excess borrowing availability during the most recently completed fiscal quarter. The facility is secured by substantially all of the assets of Interface, Inc. and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of its domestic subsidiaries and up to 65% of the stock of its first-tier material foreign subsidiaries. Those collateral documents provide that, if an event of default occurs under the facility, the lenders’ collateral agent may, upon the request of the specified percentage of lenders, exercise remedies with respect to the collateral that include foreclosing mortgages on the Company’s real estate assets, taking possession of or selling its personal property assets, collecting its accounts receivable, or exercising proxies to take control of the pledged stock of its domestic and first-tier material foreign subsidiaries.

Under the amended credit facility, our negative covenants have been relaxed in several respects, including with respect to the repayment of our other indebtedness and the payment of dividends and limiting their application to Interface, Inc. and its domestic subsidiaries. Additionally, the financial covenants have been amended to delete the senior secured debt coverage ratio and to modify the terms of the sole remaining financial covenant, a fixed charge coverage test. The Company is currently in compliance under the facility and anticipates that it will remain in compliance with the covenants.

As of July 1, 2007, there were zero borrowings and $10.0 million in letters of credit outstanding under the amended facility. As of July 1, 2007, the Company could have incurred $62.7 million of additional borrowings under the facility. The available borrowing limit has been adjusted for the sale of the Fabrics Group business segment, considered probable as of the end of the second quarter 2007.

On March 9, 2007, Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries entered into a Credit Agreement with ABN AMRO Bank N.V. Under the Credit Agreement, ABN AMRO provides a credit facility for borrowings and bank guarantees in varying aggregate amounts over time as follows:

Time Period	Maximum Amount in Euros
(in millions)
January 1, 2007 - April 30, 2007	20
May 1, 2007 - September 30, 2007	26
October 1, 2007 - April 30, 2008	15
May 1, 2008 - September 30, 2008	21
October 1, 2008 - April 30, 2009	10
May 1, 2009 - September 30, 2009	16
From October 1, 2009	5

Interest on borrowings under this European facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s Euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum. Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued. An unused line fee of 0.5% per annum is payable with respect to any undrawn portion of the facility. The facility is secured by liens on certain real, personal and intangible property of the Company’s principal European subsidiaries. The facility also includes various financial covenants (which require the borrowers to maintain a minimum interest coverage ratio, total debt/EBITDA ratio, and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability to take certain actions. As of July 1, 2007, there were approximately €6.7 million (approximately $8.8 million) in borrowings outstanding under this facility, at an approximate rate of interest of 5.75%.

As of July 1, 2007, the estimated fair values (based on then-current market prices) of the 9.5% Senior Subordinated Notes due 2014, the 10.375% Senior Notes due 2010 and the 7.3% Senior Notes due 2008 were $145.5 million, $188.1 million and $86.7 million, respectively.

NOTE 7 - STOCK-BASED COMPENSATION

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

During the first six months of 2007 and 2006, the Company recognized stock option compensation costs of $0.2 million in each period. In each of the second quarters of fiscal years 2007 and 2006, the Company recognized stock option compensation costs of $0.1 million. The remaining unrecognized compensation cost related to unvested awards at July 1, 2007, approximated $0.4 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first six months of fiscal years 2007 and 2006:

	Six Months Ended July 1, 2007	Six Months Ended July 2, 2006
Risk free interest rate	4.73%	4.57%
Expected life	3.25 years	3.11 years
Expected volatility	60%	60%
Expected dividend yield	0.51%	0%

The weighted average grant date fair value of stock options granted during the first six months of fiscal 2007 was $6.99 per share.

The following table summarizes stock options outstanding as of July 1, 2007, as well as activity during the six months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,759,000	$6.07
Granted	30,000	15.66
Exercised	518,000	6.35
Forfeited or canceled	19,000	10.44
Outstanding at July 1, 2007 (a)	1,252,000	$6.20

Exercisable at July 1, 2007 (b)	1,064,000	$5.73

(a) At July 1, 2007, the weighted-average remaining contractual life of options outstanding was 3.3 years.
(b) At July 1, 2007, the weighted-average remaining contractual life of options exercisable was 3.1 years.

At July 1, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $15.2 million and $13.4 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first six months of fiscal years 2007 and 2006 are provided in the following table:

	Six Months Ended
	July 1, 2007	July 2, 2006
	(In thousands)
Proceeds from stock options exercised	$2,773	$5,650
Intrinsic value of stock options exercised	$5,772	$6,780

Restricted Stock Awards

During the six months ended July 1, 2007, and July 2, 2006, the Company granted restricted stock awards for 277,000 and 394,000 shares, respectively, of Class B common stock. These awards (or a portion thereof) vest with respect to each recipient over a three to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $3.6 million and $1.6 million for the six months ended July 1, 2007, and July 2, 2006, respectively. SFAS No. 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of July 1, 2007, and during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	1,311,000	$8.00
Granted	277,000	$15.00
Vested	620,000	$8.59
Forfeited or canceled	1,500	8.64
Outstanding at July 1, 2007	966,500	$9.56

As of July 1, 2007, the unrecognized total compensation cost related to unvested restricted stock was $5.9 million. That cost is expected to be recognized by the end of 2011.

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

NOTE 8 - EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended July 1, 2007, and July 2, 2006, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)		(In thousands)
Service cost	$718	$458	$1,430	$904
Interest cost	3,073	2,418	6,118	4,772
Expected return on assets	(3,259)	(2,721)	(6,489)	(5,372)
Amortization of prior service costs	--	--	--	--
Recognized net actuarial (gains)/losses	695	482	1,385	951
Amortization of transition obligation	29	13	57	26
Net periodic benefit cost	$1,256	$650	$2,501	$1,281

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)		(In thousands)
Service cost	$66	$67	$132	$134
Interest cost	224	212	448	425
Amortization of transition obligation	55	55	110	110
Amortization of prior service cost	12	12	24	24
Amortization of (gain)/loss	72	80	144	160
Net periodic benefit cost	$429	$426	$858	$853

NOTE 9 - DISCONTINUED OPERATIONS

As discussed above in Note 2, in the second quarter of 2007, the Company committed to a plan to exit its Fabrics Group business segment, and in the third quarter of 2007, the Company completed the sale. Therefore, the results for the Fabrics Group business segment have been reported as discontinued operations. In connection with this action, the Company also recorded write-downs for the impairment of assets and goodwill of $17.4 million and $44.5 million, respectively, in the first six months of 2007. In connection with the sale, the Company recorded the aforementioned impairments to reduce the carrying value of the business segment to its fair value as of July 1, 2007. In the second quarter of 2007, the Company recorded approximately $3.8 million of direct costs to sell the business segment which had been incurred through the end of the quarter. At this time, the Company also expects to incur approximately $6.0 million of additional costs in connection with the sale of the business segment. These costs are expected to be incurred before the end of 2007.

In 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses and began to dispose of several of the dealer subsidiaries. Therefore, the results for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management also decided to exit, are reported as discontinued operations.

Summary operating results for the above-described discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)		(In thousands)
Net sales	$35,906	$35,494	$71,732	$87,994
Loss on operations before taxes on income	(18,962)	(3,986)	(69,380)	(26,547)
Tax benefit	6,637	1,395	7,370	1,439
Loss on operations, net of tax	(12,325)	(2,591)	(62,010)	(25,108)

Assets and liabilities, including reserves, related to the above-described discontinued operations that were held for sale consist of the following:

	July 1, 2007	December 31, 2006
	(In thousands)
Current assets	$49,146	$54,156
Property and equipment	41,938	54,094
Other assets	1,110	50,072
Current liabilities	14,962	11,181
Other liabilities	7,544	11,753

NOTE 10 - RESTRUCTURING

During the first quarter of 2006, the Company recorded a pre-tax restructuring charge of $3.3 million. The charge reflected: (i) the consolidation and closure of a fabrics manufacturing facility in East Douglas, Massachusetts; (ii) workforce reduction at this facility; and (iii) a reduction in carrying value of another fabrics facility and other assets. These activities were expected to reduce excess capacity in the Company’s dyeing and finishing operations and improve overall manufacturing efficiency.

A summary of the restructuring activities is presented below:

TOTAL
(In thousands)
Facilities consolidation	$1,000
Workforce reduction	300
Other impaired assets	1,960
$3,260

Of the total restructuring charge, approximately $0.3 million related to expenditures for severance benefits and other similar costs, and $3.0 million related to non-cash charges, primarily for the write-down of carrying value and disposal of certain assets. As of July 1, 2007, there are no significant cash payments or other activities remaining under the plan, as the plan was substantially completed by the end of 2006.

Because the restructuring charge is related to the Fabrics Group business segment, it has been included in discontinued operations in the consolidated condensed statement of operations for the first six months of 2006.

NOTE 11 - IMPAIRMENT OF GOODWILL AND OTHER ASSETS

In the first quarter of 2007, the Company recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to its Fabrics Group business segment. The Company was exploring possible strategic options with respect to its fabrics business, and its analyses indicated that the carrying value of the assets of the fabrics business exceeded their fair value. When such an indication is present, the Company measures potential goodwill and other asset impairments based on an allocation of the estimated fair value of the reporting unit to its underlying assets and liabilities. An impairment loss is recognized to the extent that the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. In addition to the impairment of goodwill, the Company determined that the other intangible assets of the business unit were impaired as well. As discussed above in Note 2, in the second quarter of 2007, the Company entered into an agreement to sell its fabrics business unit for approximately $70.0 million. As a result of this agreed-upon purchase price, the Company recorded an impairment of assets of approximately $13.6 million in the second quarter of 2007. This impairment was determined based upon the fair value of the business unit as compared to the fair value represented by the purchase price. Given the nature of the Company’s assets and liabilities, the impairment charge was a reduction of carrying value of property, plant and equipment, as it was determined that all other assets were carried at a value approximating fair value. These impairment charges have been included in discontinued operations in the consolidated condensed statement of operations for the first six months of 2007.

During the first quarter of 2006, in connection with the sale of its European fabrics business (described in more detail above in Note 2), the Company recorded a charge of $20.7 million for the impairment of goodwill related to its fabrics reporting unit and those European operations. This charge was based on a review of the Company’s carrying value of goodwill at its fabrics facilities as compared to the potential fair value as represented by the proposed sale price. This impairment charge has been included in discontinued operations in the consolidated condensed statement of operations for the first six months of 2006.

NOTE 12 - SALE OF PANDEL, INC.

On March 7, 2007, the Company sold its subsidiary Pandel, Inc. for $1.4 million to an entity formed by the general manager of Pandel. The operations of Pandel represent the Company’s Specialty Products segment. Pandel primarily produces vinyl carpet tile backing and specialty mat and foam products. As a result of this sale, the Company recorded a loss on disposition of $1.9 million in the first quarter of 2007. The total assets of this business were $3.3 million, comprised primarily of inventory and accounts receivable. Total liabilities related to this business were $0.4 million. In the second quarter of 2006, Pandel had net sales of $2.8 million. In the first six months of 2007 and 2006, Pandel had net sales of $2.2 million and $5.9 million, respectively. Prior to the sale, certain of Pandel’s production assets were conveyed to another subsidiary of the Company, where they will continue to be used in its carpet tile backing process.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $19.2 million and $22.0 million for the six months ended July 1, 2007, and July 2, 2006, respectively. Income tax payments amounted to $8.3 million and $6.7 million for the six months ended July 1, 2007, and July 2, 2006, respectively.

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

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”). The scope of EITF 06-04 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-04 is effective for fiscal years beginning after December 15, 2007, and the Company is currently evaluating the effect of this standard on its consolidated financial statements.

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

NOTE 15 - INCOME TAXES

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 was effective as of January 1, 2007, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. On January 1, 2007, the Company adopted the provisions of FIN 48. As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to the Company’s retained earnings balance as of January 1, 2007. The Company recognized a $4.6 million increase in its liability for unrecognized tax benefits with a corresponding decrease to the fiscal year 2007 opening balance of retained earnings.

There have been no material changes to the Company’s unrecognized tax benefits during the six months ended July 1, 2007.

NOTE 16 - SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 10.375% senior notes due 2010, its 7.3% senior notes due 2008, and its 9.5% senior subordinated notes due 2014. These guarantees are full and unconditional. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 1, 2007

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$168,050	$131,650	$--	$(34,738)	$264,962
Cost of sales	122,547	84,928	--	(34,738)	172,737
Gross profit on sales	45,503	46,722	--	--	92,225
Selling, general and administrative expenses	27,261	24,696	9,375	--	61,332
Operating income (loss)	18,242	22,026	(9,375)	--	30,893
Interest/Other expense	2,146	2,035	5,592	--	9,773
Income (loss) before taxes on income and equity in income of subsidiaries	16,096	19,991	(14,967)	--	21,120
Income tax (benefit) expense	12,337	5,296	(9,836)	--	7,797
Equity in income (loss) of subsidiaries	--	--	6,129	(6,129)	--
Income (loss) from continuing operations	3,759	14,695	998	(6,129)	13,323
Loss on discontinued operations, net of tax	(12,325)	--	--	--	(12,325)
Net income (loss)	$(8,566)	$14,695	$998	$(6,129)	$998

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 1, 2007

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$317,133	$254,818	$--	$(63,497)	$508,454
Cost of sales	230,809	165,689	--	(63,497)	333,001
Gross profit on sales	86,324	89,129	--	--	175,453
Selling, general and administrative
expenses	47,373	53,791	17,215	--	118,379
Loss on disposal - Specialty Products	1,873	--	--	--	1,873
Operating income (loss)	37,078	35,338	(17,215)	--	55,201
Interest/Other expense	3,340	3,086	12,890	--	19,316
Income (loss) before taxes on income
and equity in income of subsidiaries	33,738	32,252	(30,105)	--	35,885
Income tax (benefit) expense	17,085	10,330	(13,922)	--	13,493
Equity in income (loss) of subsidiaries	--	--	(23,435)	23,435	--
Income (loss) from
continuing operations	16,653	21,922	(39,618)	23,435	22,392
Income (loss) on discontinued operations, net of tax	(62,010)	--	--	--	(62,010)
Net income (loss)	$(45,357)	$21,922	$(39,618)	$23,435	$(39,618)

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 1, 2007

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$350	$25,132	$63,864	$--	$89,346
Accounts receivable	67,627	80,960	3,447	--	152,034
Inventories	64,907	63,539	--	--	128,446
Prepaids and deferred income taxes	8,279	11,345	8,385	--	28,009
Assets of business held for sale	91,003	1,191	--	--	92,194
Total current assets	232,166	182,167	75,696	--	490,029
Property and equipment less accumulated depreciation	67,530	73,401	5,677	--	146,608
Investment in subsidiaries	196,375	148,058	74,107	(418,540)	--
Goodwill	68,168	68,965	--	--	137,133
Other assets	10,999	24,378	89,956	--	125,333
	$575,238	$496,969	$245,436	$(418,540)	$899,103

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities	$79,675	$89,569	$90,295	$--	$259,539
Long-term debt, less current maturities	8,765	--	--	--	8,765
Senior notes and senior subordinated notes	--	--	310,000	--	310,000
Deferred income taxes	6,683	6,395	(4,882)	--	8,196
Other	4,065	44,358	16,788	--	65,211
Total liabilities	99,188	140,322	412,201	--	651,711

Minority interests	1,624	4,869	--	--	6,493

Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,146	(196,344)	6,146
Additional paid-in capital	191,411	12,525	329,799	(203,936)	329,799
Retained earnings (deficit)	132,138	280,657	(493,919)	39,631	(41,493)
Foreign currency translation adjustment	(1,159)	(191)	(5,304)	--	(6,654)
Pension liability	--	(43,412)	(3,487)	--	(46,899)
	$575,238	$496,969	$245,436	$(418,540)	$899,103

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JULY 1, 2007

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$50,905	$(13,490)	$(13,860)	$--	$23,555
Cash flows from investing activities:
Purchase of plant and equipment	(13,092)	(4,345)	(510)	--	(17,947)
Investing cash flow from discontinued operations	(6,015)	--	--	--	(6,015)
Other	241	--	(7,404)	--	(7,163)
Net cash used for investing activities	(18,866)	(4,345)	(7,914)	--	(31,125)
Cash flows from financing activities:
Net borrowings	--	8,743	--	--	8,743
Repurchase of senior notes	--	--	(22,400)	--	(22,400)
Proceeds from issuance of common stock	--	--	2,773	--	2,773
Dividends paid	--	--	(2,450)	--	(2,450)
Net cash provided by (used for) financing activities	--	8,743	(22,077)	--	(13,334)
Effect of exchange rate change on cash	--	1,093	--	--	1,093
Net increase (decrease) in cash	32,039	(7,999)	(43,851)	--	(19,811)
Cash at beginning of period	5,338	33,131	70,688	--	109,157
Cash at end of period	$37,377	$25,132	$26,837	$--	$89,346

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, July 1, 2007, and the comparable period of 2006 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

Sale of Fabrics Group Business Segment

In July 2007, subsequent to the end of the second quarter of 2007, we completed the sale of our Fabrics Group business segment to a third party pursuant to an agreement we entered into in the second quarter of 2007. Following working capital and other adjustments provided for in the agreement, we received $60.7 million in cash at the closing of the transaction. We may receive up to $6.5 million of additional purchase price under the agreement pursuant to an earn-out arrangement focused on the performance of that business segment, as owned and operated by the purchaser, during the 18-month period following the closing. As discussed in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part 1, in the first quarter of 2007, we recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to the Fabrics Group segment. In addition, as a result of the agreed-upon purchase price for the segment, we recorded an additional impairment of assets of approximately $13.6 million in the second quarter of 2007.

Previously, in April 2006, we sold our European component of the fabrics business (Camborne Holdings Limited) for $28.8 million to an entity formed by the business’s management team. In connection with the sale, we recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in the first quarter of 2006 and a loss on disposal of $1.7 million in the second quarter of last year. For the first six months of 2006, the European fabrics business generated revenue of $17.3 million and operating loss (after the $20.7 million impairment of goodwill charge) of $19.6 million.

As described below, the results of operations of the former Fabrics Group business segment, including the European component as well as the related impairment charges and loss on disposal discussed above, are included as part of our discontinued operations.

Discontinued Operations

As described above, in the second quarter of 2007, we entered into an agreement to sell our Fabrics Group business segment to a third party, and we completed the sale in the third quarter of 2007. In addition, in 2004, we decided to exit our owned Re:Source dealer businesses, which were part of a broader network comprised of both owned and aligned dealers that sell and install floorcovering products, and began to dispose of several of our dealer subsidiaries. We now have sold or terminated all ongoing operations of our dealer businesses, and in some cases we are completing their wind-down through subcontracting arrangements.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations for the Re:Source dealer businesses (as well as the results of operations of a small Australian dealer business and a small residential fabrics business that we also decided to exit at that time), and the results of operations for the former Fabrics Group business segment (including the European component which was sold in April 2006), for all periods reflected herein, as “discontinued operations.” Consequently, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes these discontinued operations unless we indicate otherwise.

Our discontinued operations had net sales of $35.9 million and $35.5 million in the three-month periods ended July 1, 2007, and July 2, 2006, respectively, and had net sales of $71.7 million and $88.0 million in the six months ended July 1, 2007, and July 2, 2006, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”). Loss from operations of these businesses, net of tax, was $12.3 million and $2.6 million in the three-month periods ended July 1, 2007 and July 2, 2006, respectively, and $62.0 million and $25.1 million in the six months ended July 1, 2007, and July 2, 2006, respectively.

Restructuring Charge

We recorded a pre-tax restructuring charge of $3.3 million in the first quarter of 2006. The charge reflected: (1) the closure of our fabrics manufacturing facility in East Douglas, Massachusetts, and consolidation of those operations into our facility in Elkin, North Carolina; (2) workforce reduction at the East Douglas, Massachusetts facility; and (3) a reduction in carrying value of another fabrics facility and other assets. The restructuring charge was comprised of $0.3 million of cash expenditures for severance benefits and other similar costs, and $3.0 million of non-cash charges, primarily for the write-down of carrying value and disposal of assets. Because this restructuring charge related to the Fabrics Group business segment, it is now included as part of our discontinued operations.

General

During the quarter ended July 1, 2007, we had net sales of $265.0 million, compared with net sales of $223.2 million in the second quarter last year. Fluctuations in currency exchange rates positively impacted 2007 second quarter sales by 2% (approximately $6 million), compared with the prior year period. During the first six months of fiscal 2007, we had net sales of $508.5 million, compared with net sales of $421.3 million in the first six months of last year. Fluctuations in currency exchange rates positively impacted sales in the first six months of 2007 by 3% (approximately $13 million), compared with the prior year period.

During the second quarter of 2007, after the impairment charge described above, we had net income of $1.0 million, or $0.02 per diluted share, compared with net income of $5.9 million, or $0.11 per diluted share, in the second quarter last year. The 2006 second quarter results included a loss on disposal of discontinued operations (net of tax) of $1.7 million, or $0.03 per diluted share.

In the first quarter of this year, we sold our Pandel, Inc. business for $1.4 million and recorded a loss of $1.9 million on this sale. (Pandel comprised the Company’s Specialty Products segment.) The impairment of assets related to the sale of the Fabrics Group business segment and the loss on disposal of Pandel, Inc. led to our net loss of $39.6 million, or $0.64 per diluted share, during the first six months of 2007. The goodwill impairment and restructuring charges described above led to our net loss of $11.2 million, or $0.21 per share, during the first six months of 2006.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and six-month periods ended July 1, 2007, and July 2, 2006, respectively:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2	66.1	65.5	65.9
Gross profit on sales	34.8	33.9	34.5	34.1
Selling, general and administrative expenses	23.2	23.1	23.3	23.6
Loss on disposal of Specialty Products	--	--	0.4	--
Operating income	11.7	10.8	10.9	10.5
Interest/Other expense	3.7	5.1	3.8	5.4
Income from continuing operations before tax expense	8.0	5.7	7.1	5.1
Income tax expense	2.9	1.9	2.7	1.8
Income from continuing operations	5.0	3.8	4.4	3.3
Discontinued operations, net of tax	(4.7)	(0.4)	(12.2)	(5.6)
Loss on disposal	--	(0.8)	--	(0.4)
Net income (loss)	0.4	2.6	(7.8)	(2.7)

Below we provide information regarding net sales for each of our three operating segments, and analyze those results for the three-month and six-month periods ended July 1, 2007, and July 2, 2006, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month and six-month periods ended July 1, 2007, and July 2, 2006, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	07/01/07	07/02/06	Change
	(In thousands)
Modular Carpet	$225,523	$186,475	20.9%
Bentley Prince Street	39,439	33,932	16.2%
Specialty Products (sold in March 2007)	--	2,777	*
Total	$264,962	$223,184	18.7%

* Not meaningful.

	Six Months Ended		Percentage
Net Sales By Segment	07/01/07	07/02/06	Change
	(In thousands)
Modular Carpet	$430,777	$352,358	22.3%
Bentley Prince Street	75,485	63,032	19.8%
Specialty Products (sold in March 2007)	2,192	5,928	(63.0%)
Total	$508,454	$421,318	20.7%

Modular Carpet Segment. For the quarter ended July 1, 2007, net sales for the Modular Carpet segment increased $39.1 million (20.9%) versus the comparable period in 2006. On a geographic basis, we experienced significant increases in net sales in the Americas, Europe and Asia-Pacific (up 21.1%, 18.8% and 24.7%, respectively) for the quarter ended July 1, 2007, versus the comparable period in 2006. Sales growth in the Americas is primarily attributable to the improving corporate office market, although we also saw a significant increase in our sales into the education, healthcare, government and retail market segments in North America. Sales growth in Europe is primarily attributable to improving economic conditions in that region, while sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region.

For the six months ended July 1, 2007, net sales for the Modular Carpet segment increased $78.4 million (22.3%) versus the comparable period in 2006. On a geographic basis, we experienced significant increases in net sales in the Americas, Europe and Asia-Pacific (up 19.6%, 24.7% and 22.8%, respectively) for the six months ended July 1, 2007, versus the comparable period in 2006. Sales growth in the Americas is primarily attributable to the improving corporate office market, although we also saw a significant increase in our sales into the education, healthcare, government and residential market segments in North America. Sales growth in Europe is primarily attributable to improving economic conditions in that region, while sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region.

Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the quarter ended July 1, 2007, increased $5.5 million (16.2%) versus the comparable period in 2006. This growth was attributable primarily to increased sales in the hospitality and corporate office market segments.

For the six months ended July 1, 2007, net sales for our Bentley Prince Street segment increased $12.5 million (19.8%) versus the comparable period in 2006. This growth was attributable primarily to increased sales in the hospitality, corporate office and institutional market segments.

Specialty Products Segment. Because we sold Pandel, Inc. (which comprised the Specialty Products segment) on March 7, 2007, we no longer had sales in the Specialty Products segment in the quarter ended July 1, 2007. For the six months ended July 1, 2007, all of our net sales for the Specialty Products segment were derived in the first quarter of 2007, and thus are not comparable to the six-month period in 2006.

Cost and Expenses

Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 1, 2007, and July 2, 2006, respectively:

	Three Months Ended		Percentage
Cost and Expenses	07/01/07	07/02/06	Change
	(In thousands)
Cost of sales	$172,737	$147,476	17.1%
Selling, general and administrative expenses	61,332	51,617	18.8%
Total	$234,069	$199,093	17.6%

	Six Months Ended		Percentage
Cost and Expenses	07/01/07	07/02/06	Change
	(In thousands)
Cost of sales	$333,001	$277,686	19.9%
Selling, general and administrative expenses	118,379	99,455	19.0%
Total	$451,380	$377,141	19.7%

For the quarter ended July 1, 2007, our cost of sales increased $25.3 million (17.1%) versus the comparable period in 2006, primarily due to increased product ($16.7 million) and labor ($2.5 million) costs associated with increased production levels during the second quarter of 2007. Our raw material prices in the second quarter 2007 were approximately equivalent to those in the second quarter of 2006. In addition, the translation of Euros into U.S. dollars resulted in an approximately $3.3 million increase in the cost of goods sold during the second quarter 2007 compared with the same period in 2006. As a percentage of net sales, cost of sales decreased to 65.2% for the quarter ended July 1, 2007, versus 66.1% for the comparable period in 2006. The percentage decrease was primarily due to increased price levels and improved manufacturing efficiencies in our European modular carpet and Bentley Prince Street operations.

For the six months ended July 1, 2007, our cost of sales increased $55.3 million (19.9%) versus the comparable period in 2006, primarily due to increased product ($36.5 million) and labor ($5.5 million) costs associated with increased production levels during the first six months of 2007. Our raw material prices in the first six months of 2007 were approximately equivalent to those in the first six months of 2006. In addition, the translation of Euros into U.S. dollars resulted in an approximately $7.7 million increase in the cost of goods sold during the first six months of 2007 compared with the same period in 2006. As a percentage of net sales, cost of sales decreased to 65.5% for the six months ended July 1, 2007, versus 65.9% for the comparable period in 2006. The percentage decrease was primarily due to increased price levels and improved manufacturing efficiencies in our European modular carpet and Bentley Prince Street operations.

For the quarter ended July 1, 2007, our selling, general and administrative expenses increased $9.7 million (18.8%) versus the comparable period in 2006. The primary components of this increase were: (1) a $2.7 million increase in selling expenses, commensurate with the increase in sales volume, (2) a $2.0 million increase in expenses due to the translation of foreign currency into U.S. dollars, (3) $1.5 million related to incremental performance vesting of restricted stock and other one-time incentive programs in the second quarter of 2007 compared with performance vesting in the second quarter of 2006, and (4) $1.2 million of increased marketing expense as we continue to invest in our marketing platforms. Notwithstanding these items, as a percentage of net sales, selling, general and administrative expenses remained stable as a direct result of our continued cost control measures, increasing only slightly for the quarter ended July 1, 2007, to 23.2% from 23.1% for the comparable period in 2006.

For the six months ended July 1, 2007, our selling, general and administrative expenses increased $18.9 million (19.0%) versus the comparable period in 2006. The primary components of these increases were: (1) a $4.5 million increase in expenses due to the translation of Euros into U.S. dollars, (2) a $4.0 million increase in selling expenses, commensurate with the increase in sales volume, (3) $2.1 million of increased marketing expense as we continue to invest in our marketing platforms, and (4) $2.5 million related to incremental performance vesting of restricted stock and other one-time incentive programs in the first six months of 2007 compared with performance vesting in the first six months of 2006. However, as a percentage of net sales, selling, general and administrative expenses decreased to 23.3% for the six months ended July 1, 2007, versus 23.6% for the comparable period in 2006, a direct result of our continued cost control measures.

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	07/01/07	07/02/06	Change
	(In thousands)
Modular Carpet	$193,904	$162,841	19.1%
Bentley Prince Street	37,404	32,228	16.1%
Specialty Products (sold in March 2007)	--	2,806	*
Corporate Expenses and Eliminations	2,761	1,218	126.7%
Total	$234,069	$199,093	17.6%

*Not meaningful

Cost of Sales and Selling, General and	Six Months Ended		Percentage
Administrative Expenses (Combined)	07/01/07	07/02/06	Change
	(In thousands)
Modular Carpet	$372,396	$308,049	20.9%
Bentley Prince Street	72,518	60,815	19.2%
Specialty Products (sold in March 2007)	2,052	5,914	(65.3%)
Corporate Expenses and Eliminations	4,414	2,363	86.8%
Total	$451,380	$377,141	19.7%

Interest Expenses

For the three-month period ended July 1, 2007, interest expense decreased $1.7 million to $9.2 million, versus $10.9 million in the comparable period in 2006. For the six-month period ended July 1, 2007, interest expense decreased $3.9 million to $18.3 million, versus $22.2 million in the comparable period in 2006. These decreases were due primarily to the lower levels of debt outstanding on a daily basis during each of the first two quarters of 2007 versus the comparable periods in 2006. During the full year 2006 and the first six months of 2007, we repurchased $46.6 million and $22.4 million, respectively, of our 7.3% senior notes due 2008.

Liquidity and Capital Resources

General

At July 1, 2007, we had $89.3 million in cash, no borrowings and $10.0 million in letters of credit outstanding under our domestic revolving credit facility, and €6.7 million (approximately $8.8 million) in borrowings outstanding under our European credit facility. As of July 1, 2007, we could have incurred $62.7 million of additional borrowings under our domestic revolving credit facility and €19.3 million (approximately $25.9 million) under our European credit facility.

Analysis of Cash Flows

Our primary sources of cash during the six-month period ended July 1, 2007, were (1) $8.7 million of borrowings on our European credit facility, and (2) $ 2.8 million from the exercise of employee stock options. The primary uses of cash for the six-month period ended July 1, 2007, were (1) $22.4 million for repurchases of the Company’s 7.3% senior notes, (2) $17.9 million for purchases of equipment, primarily for our manufacturing facilities, and (3) $16.1 million related to an increase in inventory levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under Item 7A of that Form 10-K. Our discussion here focuses on the quarter ended July 1, 2007, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At July 1, 2007, we recognized a $6.2 million decrease in our foreign currency translation adjustment account compared to December 31, 2006, primarily because of the strengthening of the U.S. dollar against the Euro.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at July 1, 2007. The values that result from these computations are compared with the market values of these financial instruments at July 1, 2007. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of July 1, 2007, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $13.2 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $10.4 million.

As of July 1, 2007, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.9 million or an increase in the fair value of our financial instruments of $7.3 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the second quarter of 2007. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of shareholders on May 17, 2007.

(b) Not applicable.

(c) The matters considered at the annual meeting, and votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, relating to each matter are as follows:

(i) Election of the following Directors:

Class A	For	Withheld

Dianne Dillon-Ridgley	30,192,510	17,405,116
June M. Henton	28,285,965	19,311,661
Christopher G. Kennedy	30,162,645	17,434,981
K. David Kohler	47,271,565	326,061
Thomas R. Oliver	30,163,413	17,434,213

Class B	For	Withheld

Ray C. Anderson	4,871,929	0
Edward C. Callaway	4,871,929	0
Carl I. Gable	4,871,929	0
Daniel T. Hendrix	4,871,929	0
James B. Miller, Jr.	4,871,929	0
Harold M. Paisner	4,871,929	0

(ii) Proposal to ratify the appointment of BDO Seidman, LLP to serve as independent auditors for 2007:

For:	52,410,455
Against:	50,703
Abstain:	8,397

(d) Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

2.1
Stock Purchase Agreement, by and among Interface, Inc., InterfaceFABRIC, Inc. and Office Fabrics Holding Corp., dated as of June 19, 2007 (without Exhibits and Schedules) (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 19, 2007, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: August 7, 2007	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

2.1
Stock Purchase Agreement, by and among Interface, Inc., InterfaceFABRIC, Inc. and Office Fabrics Holding Corp., dated as of June 19, 2007 (without Exhibits and Schedules) (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 19, 2007, previously filed with the Commission and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.