Form 10-Q
period 2007-11-06
INTERFACE INC
filed 2007-11-09
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Shares outstanding of each of the registrant's classes of common stock at November 2, 2007:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	55,257,433
Class B Common Stock, $.10 par value per share	6,489,769

INTERFACE, INC.

INDEX
			PAGE
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements...	3
		Consolidated Condensed Balance Sheets – September 30, 2007 and December 31, 2006.........................................................................................................	3
		Consolidated Condensed Statements of Operations - Three Months and Nine Months Ended September 30, 2007 and October 1, 2006......................	4
		Consolidated Statements of Comprehensive Income (Loss) – Three Months and Nine Months Ended September 30, 2007 and October 1, 2006........	5
		Consolidated Condensed Statements of Cash Flows – Nine Months Ended September 30, 2007 and October 1, 2006......................................................	6
		Notes to Consolidated Condensed Financial Statements..............................................................................................................................................................	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations..................................................................................................	21
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk........................................................................................................................................................	26
	Item 4.	Controls and Procedures...	27

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings...	27
	Item 1A.	Risk Factors...	27
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds......................................................................................................................................................	27
	Item 3.	Defaults Upon Senior Securities...	27
	Item 4.	Submission of Matters to a Vote of Security Holders....................................................................................................................................................................	27
	Item 5.	Other Information...	27
	Item 6.	Exhibits...	27

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
 (IN THOUSANDS)
	SEPT. 30, 2007	DECEMBER 31, 2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$77,530	$109,157
Accounts Receivable, net	166,254	143,025
Inventories	124,432	112,293
Prepaid and Other Expenses	17,790	21,805
Deferred Income Taxes	7,070	6,829
Assets of Business Held for Sale	2,212	158,322
TOTAL CURRENT ASSETS	395,288	551,431

PROPERTY AND EQUIPMENT, less accumulated depreciation	152,902	134,631
DEFERRED TAX ASSET	79,191	65,841
GOODWILL	140,599	135,610
OTHER ASSETS	55,290	40,827
TOTAL ASSETS	$823,270	$928,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$60,408	$49,542
Accrued Expenses	106,675	98,702
Liabilities of Business Held for Sale	1,520	22,934
TOTAL CURRENT LIABILITIES	168,603	171,178

LONG-TERM DEBT, less current maturities	7,169	--
SENIOR NOTES	175,000	276,365
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	8,898	2,058
OTHER	65,709	63,839
TOTAL LIABILITIES	$560,379	$648,440

Minority Interest	6,805	5,506

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Preferred Stock	--	--
Common Stock	6,167	6,066
Additional Paid-In Capital	331,827	323,132
Retained Earnings (Deficit)	(34,172)	5,217
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	(974)	(12,847)
Accumulated Other Comprehensive Income – Pension Liability	(46,762)	(47,174)
TOTAL SHAREHOLDERS' EQUITY	256,086	274,394
	$823,270	$928,340

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPT. 30, 2007	OCTOBER 1, 2006	SEPT. 30, 2007	OCTOBER 1, 2006

NET SALES	$279,471	$234,221	$787,925	$655,539
Cost of Sales	181,542	154,309	514,543	431,995

GROSS PROFIT ON SALES	97,929	79,912	273,382	223,544
Selling, General and Administrative Expenses	63,179	54,377	181,558	153,832
Loss on Disposition – Specialty Products	--	--	1,873	--
OPERATING INCOME	34,750	25,535	89,951	69,712

Interest Expense	8,643	10,504	26,924	32,672
Other Expense	1,281	372	2,316	1,090

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	24,826	14,659	60,711	35,950
Income Tax Expense	9,620	5,175	23,113	12,561

Income from Continuing Operations	15,206	9,484	37,598	23,389
Loss from Discontinued Operations, Net of Tax	(6,650)	(378)	(68,660)	(23,763)
Loss on Disposal of Discontinued Operations, Net of Tax	--	--	--	(1,723)
NET INCOME (LOSS)	$8,556	$9,106	$(31,062)	$(2,097)

Earnings (Loss) Per Share – Basic
Continuing Operations	$0.25	$0.18	$0.62	$0.44
Discontinued Operations	(0.11)	(0.01)	(1.13)	(0.45)
Loss on Disposal of Discontinued Operations	--	--	--	(0.03)
Earnings (Loss) Per Share – Basic	$0.14	$0.17	$(0.51)	$(0.04)

Earnings (Loss) Per Share – Diluted
Continuing Operations	$0.25	$0.17	$0.61	$0.43
Discontinued Operations	(0.11)	--	(1.11)	(0.44)
Loss on Disposal of Discontinued Operations	--	--	--	(0.03)
Earnings (Loss) Per Share – Diluted	$0.14	$0.17	$(0.50)	$(0.04)

Common Shares Outstanding – Basic	60,711	53,454	60,448	53,175
Common Shares Outstanding – Diluted	61,860	55,070	61,590	54,750

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPT. 30, 2007	OCT. 1, 2006	SEPT. 30, 2007	OCT. 1, 2006

Net Income (Loss)	$8,556	$9,106	$(31,062)	$(2,097)
Other Comprehensive Income, Foreign
Currency Translation Adjustment and Pension Liability Adjustment	5,817	4,104	12,285	15,575
Comprehensive Income (Loss)	$14,373	$13,210	$(18,777)	$13,478

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPT. 30, 2007	OCT. 1, 2006
OPERATING ACTIVITIES:
Net loss	$(31,062)	$(2,097)
Loss from discontinued operations	68,660	25,486
Income from continuing operations	37,598	23,389
Adjustments to reconcile income (loss) to cash used in operating activities:
Loss on disposition of assets – Specialty Products	1,873	--
Depreciation and amortization	17,089	15,797
Deferred income taxes and other	--	(7,161)
Working capital changes:
Accounts receivable	(19,493)	(21,304)
Inventories	(10,821)	(23,671)
Prepaid expenses	5,217	(2,512)
Accounts payable and accrued expenses	12,479	2,939

Cash provided by (used in) continuing operations	43,942	(12,523)
Cash provided by (used in) discontinued operations	(1,884)	3,271

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	42,058	(9,252)

INVESTING ACTIVITIES:
Capital expenditures	(27,523)	(19,676)
Other	(8,404)	(4,395)
Proceeds from sale of Fabrics businesses	60,732	28,837
Cash provided by investing activities of continuing operations	24,805	4,766
Cash used in discontinued operations	(6,950)	(3,343)

CASH PROVIDED BY INVESTING ACTIVITIES:	17,855	1,423

FINANCING ACTIVITIES:
Net borrowing of long-term debt	7,169	21,541
Repurchase of senior notes	(101,365)	(38,490)
Proceeds from issuance of common stock	3,621	5,957
Dividends paid	(3,683)	--
Debt issuance costs	--	(710)

CASH USED IN FINANCING ACTIVITIES:	(94,258)	(11,702)

Net cash used in operating, investing and
financing activities	(34,345)	(19,531)
Effect of exchange rate changes on cash	2,718	1,241

CASH AND CASH EQUIVALENTS:
Net change during the period	(31,627)	(18,290)
Balance at beginning of period	109,157	47,275

Balance at end of period	$77,530	$28,985

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

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

NOTE 2 – SALE OF FABRICS GROUP BUSINESS SEGMENT

In the second quarter of 2007, the Company entered into an agreement to sell its Fabrics Group business segment to a third party. The sale was completed in the third quarter of 2007.  The purchase price for the business segment was $67.2 million, after working capital and certain other adjustments. Of this $67.2 million, $6.5 million represents deferred compensation which would be remitted to the Company upon the achievement of certain performance criteria by the disposed segment over the 18 months following the sale.  At this time, the Company has determined that the receipt of this deferred amount is probable. As described below in Notes 9 and 11, the Company incurred impairment charges of approximately $61.9 million during the first six months of 2007 to reduce the carrying value of the business segment to fair value as represented by the purchase price.  In the second and third quarters, the Company incurred approximately $12.4 million of direct costs to sell the business segment.  The major classes of assets and liabilities related to the business segment at disposition were accounts receivable of $15.2 million, inventory of $32.7 million, property, plant and equipment of $36.5 million, and accounts payable and accruals of $11.4 million.

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

Current and prior periods have been restated to include the results of operations and related disposal costs, gains and losses for these businesses as discontinued operations.  In addition, assets and liabilities of these businesses have been reported in assets and liabilities held for sale for all reported periods.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Finished Goods	$57,389	$66,991
Work in Process	15,800	13,537
Raw Materials	51,243	31,765
	$124,432	$112,293

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding.  Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings (loss) per share.  For the quarters ended September 30, 2007, and October 1, 2006, outstanding options to purchase 30,000 and 45,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.  For the nine months ended September 30, 2007 and October 1, 2006, outstanding options to purchase 50,000 and 80,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.

For the Three-Month Period Ended	Net Income	Average Shares Outstanding	Earnings Per Share
	(In Thousands Except Per Share Amounts)
September 30, 2007	$8,556	60,711	$0.14
Effect of Dilution:
Options & Restricted Stock	--	1,149	--

Diluted	$8,556	61,860	$0.14

October 1, 2006	$9,106	53,454	$0.17
Effect of Dilution:
Options & Restricted Stock	--	1,616	--

Diluted	$9,106	55,070	$0.17

For the Nine-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share
	(In Thousands Except Per Share Amounts)
September 30, 2007	$(31,062)	60,448	$(0.51)
Effect of Dilution:
Options & Restricted Stock	--	1,142	0.01

Diluted	$(31,062)	61,590	$(0.50)

October 1, 2006	$(2,097)	53,175	$(0.04)
Effect of Dilution:
Options & Restricted Stock	--	1,575	--

Diluted	$(2,097)	54,750	$(0.04)

NOTE 5 – SEGMENT INFORMATION

Based on the quantitative thresholds specified in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has three reportable segments: (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses, and (3) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products.  The majority of the operations of the Specialty Products segment were sold on March 7, 2007 (see Note 12 for further information).  In June of 2007, the Company entered into an agreement to sell its former Fabrics Group business segment, and the sale was completed in the third quarter of 2007 (see Note 2 for further information).  Accordingly, the Company has included the operations of the former Fabrics Group segment in discontinued operations. The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provided carpet installation and maintenance services in the United States, is also reported as discontinued operations in the accompanying consolidated condensed statements of operations.

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

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Specialty Products	Total
	(In thousands)
Three Months Ended September 30, 2007
Net sales	$242,889	$36,582	$--	$279,471
Depreciation and amortization	3,546	473	--	4,019
Operating income	35,187	1,259	--	36,446

Three Months Ended October 1, 2006
Net sales	$193,640	$37,098	$3,483	$234,221
Depreciation and amortization	3,572	443	33	4,048
Operating income	24,309	2,239	87	26,635

	Modular Carpet	Bentley Prince Street	Specialty Products	Total
	(In thousands)
Nine Months Ended September 30, 2007
Net sales	$673,666	$112,067	$2,192	$787,925
Depreciation and amortization	10,725	1,406	12	12,143
Operating income (loss)	93,568	4,226	(1,733)	96,061

Nine Months Ended October 1, 2006
Net sales	$545,998	$100,130	$9,411	$655,539
Depreciation and amortization	10,968	1,354	70	12,392
Operating income	68,618	4,456	101	73,175

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	October 1, 2006	Sept. 30, 2007	October 1, 2006
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$4,019	$4,048	$12,143	$12,392
Corporate depreciation and amortization	1,110	1,210	4,946	3,405
Reported depreciation and amortization	$5,129	$5,258	$17,089	$15,797

OPERATING INCOME
Total segment operating income	$36,446	$26,635	$96,061	$73,175
Corporate expenses and other reconciling amounts	(1,696)	(1,100)	(6,110)	(3,463)
Reported operating income	$34,750	$25,535	$89,951	$69,712

	September 30, 2007	December 31, 2006
ASSETS	(In thousands)
Total segment assets	$656,416	$604,207
Discontinued operations	2,212	158,322
Corporate assets and eliminations	164,642	165,811
Reported total assets	$823,270	$928,340

NOTE 6 – LONG-TERM DEBT

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

Under the amended credit facility,our negative covenants have been relaxed in several respects, including with respect to the repayment of our other indebtedness and the payment of dividends and limiting their application to Interface, Inc. and its domestic subsidiaries. Additionally, the financial covenants have been amended to delete the senior secured debt coverage ratio and to modify the terms of the sole remaining financial covenant, a fixed charge coverage test.  The Company is currently in compliance under the facility and anticipates that it will remain in compliance with the covenants.

As of September 30, 2007, there were zero borrowings and $10.0 million in letters of credit outstanding under the amended credit facility.  As of September 30, 2007, the Company could have incurred $65.0 million of additional borrowings under the facility.

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

Interest on borrowings under this European facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s Euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum.  Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued.  An unused line fee of 0.5% per annum is payable with respect to any undrawn portion of the facility.  The facility is secured by liens on certain real, personal and intangible property of the Company’s principal European subsidiaries.  The facility also includes various financial covenants (which require the borrowers to maintain a minimum interest coverage ratio, total debt/EBITDA ratio, and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability to take certain actions.  As of September 30, 2007, there were approximately €5.2 million (approximately $7.2 million) in borrowings outstanding under this facility, at an approximate rate of interest of 5.8%.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $15.7 million of lines of credit available.  No amounts were outstanding under these lines of credit as of September 30, 2007.

On September 27, 2007, the Company completed the redemption of all of its outstanding 7.3% Senior Notes.  These notes, which originally were scheduled to mature on April 1, 2008, were redeemed at a price of 101.352% of par value, plus accrued interest.  The aggregate principal amount of the notes redeemed was $72 million.  The total premium paid in connection with the redemption was approximately $1.1 million, pre-tax.

As of September 30, 2007, the estimated fair values (based on then-current market prices) of the 9.5% Senior Subordinated Notes due 2014 and the 10.375% Senior Notes due 2010 were $142.1 million and $187.3 million, respectively.

NOTE 7 – STOCK-BASED COMPENSATION

 Stock Option Awards

In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R, “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.”  This standard requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  Under SFAS No. 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. The Company has elected to use the Black-Scholes model. The adoption of SFAS No. 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS No. 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. SFAS No. 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its stock compensation expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

During the first nine months of 2007 and 2006, the Company recognized stock option compensation costs of $0.3 million in each period.  In each of the third quarters of fiscal years 2007 and 2006, the Company recognized stock option compensation costs of $0.1 million. The remaining unrecognized compensation cost related to unvested awards at September 30, 2007, approximated $0.3 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first nine months of fiscal years 2007 and 2006:

	Nine Months Ended September 30, 2007	Nine Months Ended October 1, 2006
Risk free interest rate	4.73%	4.57%
Expected life	3.25 years	3.17 years
Expected volatility	60%	60%
Expected dividend yield	0.51%	0%

The weighted average grant date fair value of stock options granted during the first nine months of fiscal 2007 was $6.99 per share.

The following table summarizes stock options outstanding as of September 30, 2007, as well as activity during the nine months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,759,000	$6.07
Granted	30,000	15.66
Exercised	649,000	6.15
Forfeited or canceled	20,000	10.11
Outstanding at September 30, 2007 (a)	1,120,000	$6.32

Exercisable at September 30, 2007 (b)	1,003,000	$5.88

(a) At September 30, 2007, the weighted-average remaining contractual life of options outstanding was 3.1 years.
(b) At September 30, 2007, the weighted-average remaining contractual life of options exercisable was 2.8 years.

At September 30, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $13.6 million and $12.2 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first nine months of fiscal years 2007 and 2006 are provided in the following table:

	Nine Months Ended
	September 30, 2007	October 1, 2006
	(In thousands)
Proceeds from stock options exercised	$3,261	$6,224
Intrinsic value of stock options exercised	$7,038	$7,033

Restricted Stock Awards

During the nine months ended September 30, 2007, and October 1, 2006, the Company granted restricted stock awards for 327,000 and 394,000 shares, respectively, of Class B common stock.  These awards (or a portion thereof) vest with respect to each recipient over a three to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $5.1 million and $2.5 million for the nine months ended September 30, 2007, and October 1, 2006, respectively.  SFAS No. 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of September 30, 2007, and during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	1,311,000	$8.00
Granted	327,000	15.32
Vested	775,000	8.71
Forfeited or canceled	1,500	8.64
Outstanding at September 30, 2007	861,500	$9.94

As of September 30, 2007, the unrecognized total compensation cost related to unvested restricted stock was $5.1 million.  That cost is expected to be recognized by the end of 2011.

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

NOTE 8 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended September 30, 2007, and October 1, 2006, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
	(In thousands)		(In thousands)
Service cost	$724	$464	$2,154	$1,368
Interest cost	3,102	2,448	9,220	7,220
Expected return on assets	(3,290)	(2,755)	(9,779)	(8,127)
Amortization of prior service costs	--	--	--	--
Recognized net actuarial (gains)/losses	702	488	2,087	1,439
Amortization of transition obligation	29	13	86	39
Net periodic benefit cost	$1,267	$658	$3,768	$1,939

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
	(In thousands)		(In thousands)
Service cost	$66	$67	$197	$200
Interest cost	224	212	672	637
Amortization of transition obligation	55	55	164	165
Amortization of prior service cost	12	12	36	36
Amortization of (gain)/loss	72	80	215	240
Net periodic benefit cost	$429	$426	$1,284	$1,278

NOTE 9 – DISCONTINUED OPERATIONS

As discussed above in Note 2, in the second quarter of 2007, the Company committed to a plan to exit its Fabrics Group business segment, and in the third quarter of 2007, the Company completed the sale. Therefore, the results for the Fabrics Group business segment have been reported as discontinued operations.  In connection with this action, the Company also recorded write-downs for the impairment of assets and goodwill of $17.4 million and $44.5 million, respectively, in the first six months of 2007.  In connection with the sale, the Company recorded the aforementioned impairments to reduce the carrying value of the business segment to its fair value.  In the first nine months of 2007, the Company recorded approximately $12.4 million of direct costs to sell the business segment.

In 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses and began to dispose of several of the dealer subsidiaries.  Therefore, the results for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management also decided to exit, are reported as discontinued operations.

Summary operating results for the above-described discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
	(In thousands)		(In thousands)
Net sales	$10,271	$37,195	$82,003	$125,189
Loss on operations before taxes on income	(10,230)	(582)	(79,610)	(27,129)
Tax benefit	3,580	204	10,950	1,643
Loss on operations, net of tax	(6,650)	(378)	(68,660)	(25,486)

Included in the above loss from discontinued operations during the 2007 periods was approximately $1.8 million of expense related to revaluations of contingencies which existed as of the discontinuation of the Company’s Re:Source dealer network.

Assets and liabilities, including reserves, related to the above-described discontinued operations that were held for sale consist of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Current assets	$198	$54,156
Property and equipment	2,007	54,094
Other assets	7	50,072
Current liabilities	1,520	11,181
Other liabilities	--	11,753

NOTE 10 – RESTRUCTURING

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
$3,260

Of the total restructuring charge, approximately $0.3 million related to expenditures for severance benefits and other similar costs, and $3.0 million related to non-cash charges, primarily for the write-down of carrying value and disposal of certain assets.  As of September 30, 2007, there are no significant cash payments or other activities remaining under the plan, as the plan was substantially completed by the end of 2006.

Because the restructuring charge is related to the Fabrics Group business segment, it has been included in discontinued operations in the consolidated condensed statement of operations for the first nine months of 2006.

NOTE 11 – IMPAIRMENT OF GOODWILL AND OTHER ASSETS

In the first quarter of 2007, the Company recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to its Fabrics Group business segment.  The Company was exploring possible strategic options with respect to its fabrics business, and its analyses indicated that the carrying value of the assets of the fabrics business exceeded their fair value.  When such an indication is present, the Company measures potential goodwill and other asset impairments based on an allocation of the estimated fair value of the reporting unit to its underlying assets and liabilities.  An impairment loss is recognized to the extent that the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  In addition to the impairment of goodwill, the Company determined that the other intangible assets of the business unit were impaired as well.  As discussed above in Note 2, in the second quarter of 2007, the Company entered into an agreement to sell its fabrics business unit for approximately $67.2 million (after working capital and certain other adjustments).  As a result of this agreed-upon purchase price, the Company recorded an impairment of assets of approximately $13.6 million in the second quarter of 2007. This impairment was determined based upon the fair value of the business unit as compared to the fair value represented by the purchase price.  Given the nature of the Company’s assets and liabilities, the impairment charge was a reduction of carrying value of property, plant and equipment, as it was determined that all other assets were carried at a value approximating fair value.  These impairment charges have been included in discontinued operations in the consolidated condensed statement of operations for the first nine months of 2007.

During the first quarter of 2006, in connection with the sale of its European fabrics business (described in more detail above in Note 2), the Company recorded a charge of $20.7 million for the impairment of goodwill related to its fabrics reporting unit and those European operations.  This charge was based on a review of the Company’s carrying value of goodwill at its fabrics facilities as compared to the potential fair value as represented by the proposed sale price.  This impairment charge has been included in discontinued operations in the consolidated condensed statement of operations for the first nine months of 2006.

NOTE 12 – SALE OF PANDEL, INC.

In the first quarter of 2007, the Company sold its subsidiary Pandel, Inc. for $1.4 million to an entity formed by the general manager of Pandel. The operations of Pandel represent the Company’s Specialty Products segment.  Pandel primarily produces vinyl carpet tile backing and specialty mat and foam products. As a result of this sale, the Company recorded a loss on disposition of $1.9 million in the first quarter of 2007.  The total assets of this business were $3.3 million, comprised primarily of inventory and accounts receivable. Total liabilities related to this business were $0.4 million. In the third quarter of 2006, Pandel had net sales of $2.8 million.  In the first nine months of 2007 and 2006, Pandel had net sales of $2.2 million and $9.4 million, respectively.  Prior to the sale, certain of Pandel’s production assets were conveyed to another subsidiary of the Company, where they will continue to be used in its carpet tile backing process.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $38.2 million and $41.7 million for the nine months ended September 30, 2007, and October 1, 2006, respectively.  Income tax payments amounted to $11.9 million and $13.8 million for the nine months ended September 30, 2007, and October 1, 2006, respectively.

NOTE 14 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to choose to measure certain financial assets and liabilities at fair value.  SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

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

NOTE 15 – INCOME TAXES

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

There have been no material changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2007.

NOTE 16 – SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company's principal domestic subsidiaries, are guarantors of the Company's 10.375% senior notes due 2010, its 7.3% senior notes due 2008 (which were redeemed in the third quarter of 2007), and its 9.5% senior subordinated notes due 2014.  These guarantees are full and unconditional.  The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$162,165	$134,241	$--	$(16,935)	$279,471
Cost of sales	118,327	80,150	--	(16,935)	181,542
Gross profit on sales	43,838	54,091	--	--	97,929
Selling, general and administrative expenses	27,955	29,256	5,968	--	63,179
Operating income (loss)	15,883	24,835	(5,968)	--	34,750
Interest/Other expense	2,560	1,373	5,991	--	9,924
Income (loss) before taxes on income and equity in income of subsidiaries	13,323	23,462	(11,959)	--	24,826
Income tax (benefit) expense	10,641	7,498	(8,519)	--	9,620
Equity in income (loss) of subsidiaries	--	--	11,996	(11,996)	--
Income (loss) from continuing operations	2,682	15,964	8,556	(11,996)	15,206
Loss on discontinued operations, net of tax	(6,650)	--	--	--	(6,650)
Net income (loss)	$(3,968)	$15,964	$8,556	$(11,996)	$8,556

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$479,298	$389,059	$--	$(80,432)	$787,925
Cost of sales	349,136	245,839	--	(80,432)	514,543
Gross profit on sales	130,162	143,220	--	--	273,382
Selling, general and administrative expenses	75,328	83,047	23,183	--	181,558
Loss on disposal – Specialty Products	1,873	--	--	--	1,873
Operating income (loss)	52,961	60,173	(23,183)	--	89,951
Interest/Other expense	5,900	4,459	18,881	--	29,240
Income (loss) before taxes on income
and equity in income of subsidiaries	47,061	55,714	(42,064)	--	60,711
Income tax (benefit) expense	27,726	17,828	(22,441)	--	23,113
Equity in income (loss) of subsidiaries	--	--	(11,439)	11,439	--
Income (loss) from continuing operations	19,335	37,886	(31,062)	11,439	37,598
Loss on discontinued operations, net of tax	(68,660)	--	--	--	(68,660)
Net income (loss)	$(49,325)	$37,886	$(31,062)	$11,439	$(31,062)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2007

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$--	$32,706	$44,824	$--	$77,530
Accounts receivable	72,151	89,015	5,088	--	166,254
Inventories	60,878	63,554	--	--	124,432
Prepaids and deferred income taxes	--	10,713	14,147	--	24,860
Assets of business held for sale	--	--	2,212	--	2,212
Total current assets	133,029	195,988	66,271	--	395,288
Property and equipment less accumulated depreciation	73,251	74,489	5,162	--	152,902
Investment in subsidiaries	258,784	157,107	15,880	(431,771)	--
Goodwill	68,168	72,431	--	--	140,599
Other assets	10,016	24,763	99,702	--	134,481
	$543,248	$524,778	$187,015	$(431,771)	$823,270

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities	$66,934	$86,056	$15,613	$--	$168,603
Long-term debt, less current maturities	--	7,169	--	--	7,169
Senior notes and senior subordinated notes	--	--	310,000	--	310,000
Deferred income taxes	1,614	7,097	187	--	8,898
Other	4,018	44,358	17,333	--	65,709
Total liabilities	72,566	144,680	343,133	--	560,379

Minority interests	--	6,805	--	--	6,805

Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,167	(196,344)	6,167
Additional paid-in capital	191,411	12,525	331,827	(203,936)	331,827
Retained earnings (deficit)	128,170	296,621	(485,363)	26,400	(34,172)
Foreign currency translation adjustment	(935)	5,360	(5,399)	--	(974)
Pension liability	--	(43,412)	(3,350)	--	(46,762)
	$543,248	$524,778	$187,015	$(431,771)	$823,270

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2007

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$32,578	$41,930	$(32,450)	$--	$42,058
Cash flows from investing activities:
Purchase of plant and equipment	(20,814)	(6,510)	(199)	--	(27,523)
Investing cash flow used for discontinued operations	(6,950)	--	--	--	(6,950)
Cash proceeds from the sale of Fabrics business segment	--	--	60,732	--	60,732
Other	377	--	(8,781)	--	(8,404)
Net cash provided by (used for) investing activities	(27,387)	(6,510)	51,752	--	17,855
Cash flows from financing activities:
Net borrowings	--	7,169	--	--	7,169
Repurchase of senior notes	--	--	(101,365)	--	(101,365)
Proceeds from issuance of common stock	--	--	3,621	--	3,621
Intercompany	(10,529)	(45,733)	56,262	--	--
Dividends paid	--	--	(3,683)	--	(3,683)
Net cash used for financing activities	(10,529)	(38,564)	(45,165)	--	(94,258)
Effect of exchange rate change on cash	--	2,718	--	--	2,718
Net decrease in cash	(5,338)	(426)	(25,863)	--	(31,627)
Cash at beginning of period	5,338	33,131	70,688	--	109,157
Cash at end of period	$--	$32,705	$44,825	$--	$77,530

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under Item 7 of that Form 10-K.  Our discussions here focus on our results during the quarter ended, or as of, September 30, 2007, and the comparable period of 2006 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time.  These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

Sale of Fabrics Group Business Segment

In July 2007, we completed the sale of our Fabrics Group business segment to a third party pursuant to an agreement we entered into in the second quarter of 2007.  Following working capital and other adjustments provided for in the agreement, we received $60.7 million in cash at the closing of the transaction.  We may receive up to $6.5 million of additional purchase price under the agreement pursuant to an earn-out arrangement focused on the performance of that business segment, as owned and operated by the purchaser, during the 18-month period following the closing.  As discussed in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part 1, in the first quarter of 2007, we recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to the Fabrics Group segment.  In addition, as a result of the agreed-upon purchase price for the segment, we recorded an additional impairment of assets of approximately $13.6 million in the second quarter of 2007.

Previously, in April 2006, we sold our European component of the fabrics business (Camborne Holdings Limited) for $28.8 million to an entity formed by the business’s management team.  In connection with the sale, we recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in the first quarter of 2006 and a loss on disposal of $1.7 million in the second quarter of last year.  For the first nine months of 2006, the European fabrics business generated revenue of $17.3 million and operating loss (after the $20.7 million impairment of goodwill charge) of $19.6 million.

As described below, the results of operations of the former Fabrics Group business segment, including the European component as well as the related impairment charges and loss on disposal discussed above, are included as part of our discontinued operations.

Discontinued Operations

As described above, in the second quarter of 2007, we entered into an agreement to sell our Fabrics Group business segment to a third party, and we completed the sale in the third quarter of 2007.  In addition, in 2004, we decided to exit our owned Re:Source dealer businesses, which were part of a broader network comprised of both owned and aligned dealers that sell and install floorcovering products, and we began to dispose of several of our dealer subsidiaries.  We now have sold or terminated all ongoing operations of our dealer businesses, and in some cases we are completing their wind-down through subcontracting arrangements.

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

Our discontinued operations had net sales of $10.3 million and $37.2 million in the three-month periods ended September 30, 2007, and October 1, 2006, respectively, and had net sales of $82.0 million and $125.2 million in the nine-month periods ended September 30, 2007, and October 1, 2006, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”). Loss from operations of these businesses, inclusive of goodwill and other asset impairments as well as costs to sell these businesses, net of tax, was $6.7 million and $0.4 million in the three-month periods ended September 30, 2007 and October 1, 2006, respectively, and $68.7 million and $25.5 million in the nine-month periods ended September 30, 2007, and October 1, 2006, respectively.

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

General

During the quarter ended September 30, 2007, we had net sales of $279.5 million, compared with net sales of $234.2 million in the third quarter last year.  Fluctuations in currency exchange rates positively impacted 2007 third quarter sales by 3% (approximately $7.2 million), compared with the prior year period.  During the first nine months of fiscal 2007, we had net sales of $787.9 million, compared with net sales of $655.5 million in the first nine months of last year.  Fluctuations in currency exchange rates positively impacted sales in the first nine months of 2007 by 3% (approximately $20 million), compared with the prior year period.

During the third quarter of 2007, after the discontinued operations loss described above, we had net income of $8.6 million, or $0.14 per diluted share, compared with net income of $9.1 million, or $0.17 per diluted share, in the third quarter last year.

In the first quarter of this year, we sold our Pandel, Inc. business for $1.4 million and recorded a loss of $1.9 million on this sale.  (Pandel comprised the Company’s Specialty Products segment.)  The impairment of assets and the associated exit costs related to the sale of the Fabrics Group business segment and the loss on disposal of Pandel, Inc. led to our net loss of $31.1 million, or $0.50 per diluted share, during the first nine months of 2007.  The goodwill impairment and restructuring charges described above led to our net loss of $2.1 million, or $0.04 per share, during the first nine months of 2006.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended September 30, 2007, and October 1, 2006, respectively:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	October 1, 2006	Sept. 30, 2007	October 1, 2006

Net sales.......................................................................................................................................................	100.0%	100.0%	100.0%	100.0%
Cost of sales................................................................................................................................................	65.0	65.9	65.3	65.9
Gross profit on sales..................................................................................................................................	35.0	34.1	34.7	34.1
Selling, general and administrative expenses.........................................................................................	22.6	23.2	23.0	23.5
Loss on disposal of Specialty Products..................................................................................................	--	--	0.2	--
Operating income........................................................................................................................................	12.4	10.9	11.4	10.6
Interest/Other expense...............................................................................................................................	3.6	4.7	3.7	5.2
Income from continuing operations before tax expense.......................................................................	8.9	6.3	7.7	5.5
Income tax expense.....................................................................................................................................	3.4	2.2	2.9	1.9
Income from continuing operations.........................................................................................................	5.4	4.0	4.8	3.6
Discontinued operations, net of tax.........................................................................................................	(2.4)	(0.2)	(8.7)	(3.6)
Loss on disposal.........................................................................................................................................	--	--	--	(0.3)
Net income (loss)........................................................................................................................................	3.1	3.9	(3.9)	(0.3)

Below we provide information regarding net sales for each of our three operating segments, and analyze those results for the three-month and nine-month periods ended September 30, 2007, and October 1, 2006, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month and nine-month periods ended September 30, 2007, and October 1, 2006, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	09/30/07	10/01/06	Change
	(In thousands)
Modular Carpet	$242,889	$193,640	25.4%
Bentley Prince Street	36,582	37,098	(1.4)%
Specialty Products (sold in March 2007)	--	3,483	*
Total	$279,471	$234,221	19.3%

* Not meaningful.

	Nine Months Ended		Percentage
Net Sales By Segment	09/30/07	10/01/06	Change
	(In thousands)
Modular Carpet	$673,666	$545,998	23.4%
Bentley Prince Street	112,067	100,130	11.9%
Specialty Products (sold in March 2007)	2,192	9,411	(76.7%)
Total	$787,925	$655,539	20.2%

Modular Carpet Segment.  For the quarter ended September 30, 2007, net sales for the Modular Carpet segment increased $49.2 million (25.4%) versus the comparable period in 2006. On a geographic basis, we experienced significant increases in net sales in the Americas, Europe and Asia-Pacific (up 21.2%, 25.4% and 28.0%, respectively) for the quarter ended September 30, 2007, versus the comparable period in 2006. Sales growth in the Americas is primarily attributable to the improving corporate office market, although we also saw a significant increase in our sales into the education, healthcare, government and hospitality market segments in North America.  Sales growth in Europe is primarily attributable to improving economic conditions in that region, while sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region.

For the nine months ended September 30, 2007, net sales for the Modular Carpet segment increased $127.7 million (23.4%) versus the comparable period in 2006. On a geographic basis, we experienced significant increases in net sales in the Americas, Europe and Asia-Pacific (up 20.0%, 24.9% and 24.7%, respectively) for the nine months ended September 30, 2007, versus the comparable period in 2006. Sales growth in the Americas is primarily attributable to the improving corporate office market, although we also saw a significant increase in our sales into the education, healthcare, government and hospitality market segments in North America.  Sales growth in Europe is primarily attributable to improving economic conditions in that region, while sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region.

Bentley Prince Street Segment.  In our Bentley Prince Street segment, net sales for the quarter ended September 30, 2007, decreased $0.5 million (1.4%) versus the comparable period in 2006. This decline was in line with the commercial interior market’s shift toward modular flooring solutions, and was somewhat offset by strong sales growth of modular carpet by Bentley Prince Street.

For the nine months ended September 30, 2007, net sales for our Bentley Prince Street segment increased $11.9 million (11.9%) versus the comparable period in 2006. This growth was attributable primarily to increased sales in the hospitality, corporate office and institutional market segments.

Specialty Products Segment. Because we sold Pandel, Inc. (which comprised the Specialty Products segment) on March 7, 2007, we no longer had sales in the Specialty Products segment in the quarter ended September 30, 2007.  For the nine months ended September 30, 2007, all of our net sales for the Specialty Products segment were derived in the first quarter of 2007, and thus are not comparable to the nine-month period in 2006.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended September 30, 2007, and October 1, 2006, respectively:

	Three Months Ended		Percentage
Cost and Expenses	09/30/07	10/01/06	Change
	(In thousands)
Cost of sales	$181,542	$154,309	17.6%
Selling, general and administrative expenses	63,179	54,377	16.2%
Total	$244,721	$208,686	17.3%

	Nine Months Ended		Percentage
Cost and Expenses	09/30/07	10/01/06	Change
	(In thousands)
Cost of sales	$514,543	$431,995	19.1%
Selling, general and administrative expenses	181,558	153,832	18.0%
Total	$696,101	$585,827	18.8%

For the quarter ended September 30, 2007, our cost of sales increased $27.2 million (17.6%) versus the comparable period in 2006, primarily due to increased product ($18.2 million) and labor ($2.7 million) costs associated with increased production levels during the third quarter of 2007.  Our raw material prices in the third quarter 2007 were approximately equivalent to those in the third quarter of 2006.  In addition, the translation of Euros into U.S. dollars resulted in an approximately $4.1 million increase in the cost of goods sold during the third quarter 2007 compared with the same period in 2006.  As a percentage of net sales, cost of sales decreased to 65.0% for the quarter ended September 30, 2007, versus 65.9% for the comparable period in 2006.  The percentage decrease was primarily due to increased price levels and improved manufacturing efficiencies in our European modular carpet operations.

For the nine months ended September 30, 2007, our cost of sales increased $82.5 million (19.1%) versus the comparable period in 2006, primarily due to increased product ($55.0 million) and labor ($8.3 million) costs associated with increased production levels during the first nine months of 2007.  Our raw material prices in the first nine months of 2007 were approximately equivalent to those in the first nine months of 2006.  In addition, the translation of Euros into U.S. dollars resulted in an approximately $11.8 million increase in the cost of goods sold during the first nine months of 2007 compared with the same period in 2006.  As a percentage of net sales, cost of sales decreased to 65.3% for the nine months ended September 30, 2007, versus 65.9% for the comparable period in 2006.  The percentage decrease was primarily due to increased price levels and improved manufacturing efficiencies in our European modular carpet operations.

For the quarter ended September 30, 2007, our selling, general and administrative expenses increased $8.8 million (16.2%) versus the comparable period in 2006.  The primary components of this increase were:  (1) a $3.7 million increase in selling expenses, commensurate with the increase in sales volume, (2) a $1.8 million increase in expenses due to the translation of foreign currency into U.S. dollars, and (3) $1.8 million of increased marketing expense as we continue to invest in our marketing platforms.  Notwithstanding these items, as a percentage of net sales, selling, general and administrative expenses decreased for the quarter ended September 30, 2007, to 22.6% from 23.2% for the comparable period in 2006, a direct result of our continued cost control measures.

For the nine months ended September 30, 2007, our selling, general and administrative expenses increased $27.7 million (18.0%) versus the comparable period in 2006.  The primary components of these increases were:  (1) a $9.9 million increase in selling expenses, commensurate with the increase in sales volume, (2) a $6.3 million increase in expenses due to the translation of Euros into U.S. dollars, (3) $4.3 million of increased marketing expense as we continue to invest in our marketing platforms, and (4) $2.5 million related to incremental performance vesting of restricted stock and other one-time incentive programs in the first nine months of 2007 compared with performance vesting in the first nine months of 2006.  However, as a percentage of net sales, selling, general and administrative expenses decreased to 23.0% for the nine months ended September 30, 2007, versus 23.5% for the comparable period in 2006, a direct result of our continued cost control measures.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	09/30/07	10/01/06	Change
	(In thousands)
Modular Carpet	$207,702	$169,331	22.7%
Bentley Prince Street	35,323	34,859	1.3%
Specialty Products (sold in March 2007)	--	3,396	*
Corporate Expenses and Eliminations	1,696	1,100	54.2%
Total	$244,721	$208,686	17.3%

*Not meaningful

Cost of Sales and Selling, General and	Nine Months Ended		Percentage
Administrative Expenses (Combined)	09/30/07	10/01/06	Change
	(In thousands)
Modular Carpet	$580,098	$477,380	21.5%
Bentley Prince Street	107,841	95,674	12.7%
Specialty Products (sold in March 2007)	2,052	9,310	(78.0%)
Corporate Expenses and Eliminations	6,110	3,463	76.4%
Total	$696,101	$585,827	18.8%

Interest Expenses

For the three-month period ended September 30, 2007, interest expense decreased $1.9 million to $8.6 million, versus $10.5 million in the comparable period in 2006.  For the nine-month period ended September 30, 2007, interest expense decreased $5.8 million to $26.9 million, versus $32.7 million in the comparable period in 2006.  These decreases were due primarily to the lower levels of debt outstanding on a daily basis during each of the first three quarters of 2007 (mostly through our repurchases of our 7.3% Senior Notes) versus the comparable periods in 2006.

Liquidity and Capital Resources

General

At September 30, 2007, we had $77.5 million in cash.  At that date, we had no borrowings and $10.0 million in letters of credit outstanding under our domestic revolving credit facility, and €5.2 million (approximately $7.2 million) in borrowings outstanding under our European credit facility.  As of September 30, 2007, we could have incurred $65.0 million of additional borrowings under our domestic revolving credit facility and €20.8 million (approximately $28.6 million) of additional borrowings under our European credit facility.  In addition, we could have incurred an additional $15.7 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the nine-month period ended September 30, 2007, were (1) $60.7 million received from the sale of our Fabrics business segment, (2) $7.2 million of net borrowings on our foreign revolving credit facilities, and (3) $3.6 million from the exercise of employee stock options.  The primary uses of cash for the nine-month period ended September 30, 2007, were (1) $101.4 million for the redemption of our 7.3% Senior Notes due 2008, (2) $27.5 million for capital expenditures, primarily for our manufacturing operations, and (3) $10.8 million related to an increase in inventory levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under Item 7A of that Form 10-K.  Our discussion here focuses on the quarter ended September 30, 2007, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K.  This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At September 30, 2007, we recognized an $11.9 million decrease in our foreign currency translation adjustment account compared to December 31, 2006, primarily because of the strengthening of the Euro against the U.S dollar.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at September 30, 2007. The values that result from these computations are compared with the market values of these financial instruments at September 30, 2007. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of September 30, 2007, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $13.0 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $9.8 million.

As of September 30, 2007, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10.4 million or an increase in the fair value of our financial instruments of $8.5 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the third quarter of 2007.  For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Bylaws of Interface, Inc., as amended and restated October 25, 2007.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 6, 2007	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Bylaws of Interface, Inc., as amended and restated October 25, 2007.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.