Form 10-K
INTERFACE INC
filed 2008-02-27
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2007

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
Class A Common Stock, $0.10 Par Value Per Share
Series B Participating Cumulative Preferred Stock Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2007 (assuming conversion of Class B Common Stock into Class A Common Stock): $1,057,749,351 (56,084,271 shares valued at the last sales price of $18.86 on June 29, 2007). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 15, 2008:

Class	Number of Shares
Class A Common Stock, $0.10 par value per share	55,456,382
Class B Common Stock, $0.10 par value per share	7,434,264

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

Introduction and General

We are the worldwide leader in design, production and sales of modular carpet. Our global market share of the specified carpet tile segment is approximately 35%, which we believe is more than double that of our nearest competitor. In recent years, modular carpet sales growth in the floorcovering industry has significantly outpaced the growth of the overall industry, as architects, designers and end users increasingly recognized the unique and superior attributes of modular carpet, including its dynamic design capabilities, greater economic value (which includes lower costs as a result of reduced waste in both installation and replacement), and installation ease and speed. Our Modular Carpet segment sales, which do not include modular carpet sales in our Bentley Prince Street segment, grew from $442.3 million to $930.7 million during the 2002 to 2007 period, representing a 16.0% compound annual growth rate.

Our Bentley Prince Street® brand is the leader in the high-end, designer-oriented sector of the broadloom market segment, where custom design and high quality are the principal specifying and purchasing factors.

As a global company with a reputation for high quality, reliability and premium positioning, we market products in over 110 countries under established brand names such as InterfaceFLOR®, Heuga®, Bentley Prince Street and FLOR™ in modular carpet; Bentley Prince Street and Prince Street House and Home™ in broadloom carpet; and Intersept® in antimicrobial chemicals. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where our sales were approximately 55%, 34% and 11%, respectively, of total net sales for fiscal year 2007.

 Capitalizing on our leadership in modular carpet for the corporate office segment, we embarked on a segmentation strategy in 2001 to increase our presence and market share for modular carpet sales in non-corporate office market segments, such as government, healthcare, hospitality, education and retail space, which combined are almost twice the size of the approximately $1 billion U.S. corporate office segment. In 2003, we expanded our segmentation strategy to target the approximately $11 billion U.S. residential market segment for carpet. As a result, our mix of corporate office versus non-corporate office modular carpet sales in the Americas shifted to 46% and 54%, respectively, for 2007 compared with 64% and 36%, respectively, in 2001. We believe the appeal and utilization of modular carpet is growing in each of these non-corporate office segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these new segments around the world.

Our modular carpet leadership, strong business model and segmentation strategy, implementation of strategic restructuring initiatives commenced in 2000, and sustained strategic investments in innovative product concepts and designs enabled us to weather successfully the unprecedented downturn, both in severity and duration, that affected the commercial interiors industry from 2001 to 2003. As a result, we were well-positioned to capitalize on improved market conditions when the commercial interiors industry began to recover in 2004. From 2003 to 2007, we increased our net sales from $593.0 million to $1,081.3 million, a 12.8% compound annual growth rate. Furthermore, our net sales increased $166.6 million from 2006 to 2007. We expect further improvements in net sales and other related value measurements as we build upon our core strengths and strategies.

In July 2007, we sold our Fabrics Group business segment, which designs, manufactures and markets specialty fabrics for open plan office furniture systems and commercial interiors.  Thus, we now reflect the results of that business as discontinued operations.  We also sold our Pandel business, which produces vinyl carpet tile backing and specialty mat and foam products, in March 2007.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment.  We are the world’s leading manufacturer of carpet tile with a market share in the specified carpet tile segment (the segment in which architects and designers are heavily involved in “specifying”, or selecting, the carpet) of approximately 35%, which we believe is more than double that of our nearest competitor. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users become more familiar with its unique attributes. We are driving this trend with our product innovations and designs discussed below, and we expect this trend will continue. According to the 2007 Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was ranked as the number one “hot product” for the sixth consecutive year. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership.  Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace. Our established brand names in carpets are leaders in the industry. The 2007 Floor Focus survey ranked an InterfaceFLOR brand first or second in each of the five survey categories for carpet: design, quality, service, performance and value. Interface companies also ranked first and third in the category of “best overall business experience” for carpet companies in this survey. On the international front, Heuga is one of the well-recognized brand names in carpet tiles for commercial, institutional and residential use. More generally, as the appeal and utilization of modular carpet continues to expand into new market segments such as education, hospitality and retail space, our reputation as the inventor and pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets.

Innovative Product Design and Development Capabilities.  Our product design and development capabilities have long given us a significant competitive advantage, and they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our best design innovations is our i2™ modular product line, which includes our popular Entropy® product for which we received a patent in 2005 on the key elements of its design. The i2 line introduced and features mergeable dye lots, and includes carpet tile products designed to be installed randomly without reference to the orientation of neighboring tiles.  The i2 line offers cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. Our i2 line of products, which now comprises more than 37% of our total U.S. modular carpet business, represents a differentiated category of smart, environmentally sensitive and stylish modular carpet, and Entropy has become the fastest growing product in our history. The award-winning design firm David Oakey Designs had a pivotal role in developing our i2 product line, and our long-standing exclusive relationship with David Oakey Designs remains vibrant and augments our internal research, development and design staff. Another recent innovation is our patent-pending TacTiles® carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles, thus eliminating the need for traditional carpet adhesive resulting in a reduction in installation time and waste materials.

Made-to-Order and Global Manufacturing Capabilities.  The success of our modernization and restructuring of operations over the past several years gives us a distinct competitive advantage in meeting two principal requirements of the specified products markets we primarily target — that is, providing custom samples quickly and on-time delivery of customized final products. We also can generate realistic digital samples that allow us to create a virtually unlimited number of new design concepts and distribute them instantly for customer review, while at the same time reducing sampling waste. Approximately 75-80% of our modular carpet products in the United States and Asia-Pacific markets are now made-to-order and we are increasing our made-to-order production in Europe as well. Our made-to-order capabilities not only enhance our marketing and sales, they significantly improve our inventory turns. Our global manufacturing capabilities in modular carpet production are an important component of this strength, and give us an advantage in serving the needs of multinational corporate customers that require products and services at various locations around the world. Our manufacturing locations across four continents enable us to compete effectively with local producers in our international markets, while giving international customers more favorable delivery times and freight costs.

Recognized Global Leadership in Ecological Sustainability.  Our long-standing goal and commitment to be ecologically “sustainable” — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — has emerged as a competitive strength for our business and remains a strategic initiative. It now includes Mission Zero™, our global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us with a differentiating advantage in competing for business among architects, designers and end users of our products, who increasingly make purchase decisions based on “green” factors. The 2007 Floor Focus survey, which named us the top company among the “Green Leaders” and gave us the top honors for “Green Kudos,” found that 71% of the designers surveyed consider sustainability an added benefit and 26% consider it a “make or break” issue when deciding what products to recommend or purchase.

Strong Operating Leverage Position.  Our operating leverage, which we define as our ability to realize profit on incremental sales, is strong and allows us to increase earnings at a higher rate than our rate of increase in net sales. Our operating leverage position is primarily a result of (1) the specified, high-end nature and premium positioning of our principal products in the marketplace, and (2) the mix of fixed and variable costs in our manufacturing processes that allow us to increase production of most of our products without significant incremental increases in fixed costs. For example, while net sales from our Modular Carpet segment increased from $442.3 million in 2002 to $930.7 million in 2007, our operating income from that segment increased from $42.0 million (9.5% of net sales) in 2002 to $133.7 million (14.3% of net sales) in 2007.

Experienced and Motivated Management and Sales Force.  An important component of our competitive position is the quality of our management team and its commitment to developing and maintaining an engaged and accountable workforce. Our team is highly skilled and dedicated to guiding our overall growth and expansion into our targeted market segments, while maintaining our leadership in traditional markets and our high contribution margins. We utilize an internal marketing and predominantly commissioned sales force of approximately 820 experienced personnel, stationed at over 70 locations in over 30 countries, to market our products and services in person to our customers. We have also developed special features for our incentive compensation and our sales and marketing training programs in order to promote performance and facilitate leadership by our executives in strategic areas.

Our Business Strategy and Principal Initiatives

Our business strategy is (1) to continue to use our leading position in the Modular Carpet segment and our product design and global made-to-order capabilities as a platform from which to drive acceptance of modular carpet products across industry segments, while maintaining our leadership position in the corporate office market segment, and (2) to return to our historical profit levels in the high-end, designer-oriented sector of the broadloom carpet market. We will seek to increase revenues and profitability by capitalizing on the above strengths and pursuing the following key strategic initiatives:

Continue to Penetrate Non-Corporate Office Market Segments.  We will continue our focus on product design and marketing and sales efforts in non-corporate office market segments such as government, education, healthcare, hospitality, retail and residential space. We began this initiative as part of our market segmentation strategy in 2001 primarily to reduce our exposure to the more severe economic cyclicality of the corporate office segment, and we have shifted our mix of corporate office versus non-corporate office modular carpet sales in the Americas to 46% and 54%, respectively, in 2007 from 64% and 36%, respectively, in 2001. To implement this strategy, we:

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

As part of this strategy, we launched our FLOR line of products in 2003 to focus on the approximately $11 billion U.S. residential carpet market segment. These products were specifically created to bring high style modular floorcovering to the U.S. residential market. FLOR is offered in over 700 Lowe’s stores, 1,580 Target stores, many specialty retailers, over the Internet and in a number of major retail catalogs. Through such direct and indirect retailing, FLOR sales have grown over four-fold, from 2004 to 2007. Through agreements between our FLOR brand and both Martha Stewart Living Omnimedia and national homebuilder KB Home, we began to further penetrate the U.S. residential market with a line of Martha Stewart-branded carpet tiles in the second half of 2007.  Through our Heuga Home division, we have been marketing modular carpet to the residential segment in select international markets since 2003. We plan to increase our focus on such international residential soft floorcovering markets, the size of which we believe to be approximately $2.3 billion in Western Europe alone.

Penetrate Expanding Geographic Markets for Modular Products.  The popularity of modular carpet continues to increase compared with other floorcovering products across most markets, internationally as well as in the United States. While maintaining our leadership in the corporate office segment, we will continue to build upon our position as the worldwide leader for modular carpet in order to promote sales in all market segments globally. A principal part of our international focus — which utilizes our global marketing capabilities and sales infrastructure — is the significant opportunities in several emerging geographic markets for modular carpet. Some of these markets, such as China, India and Eastern Europe, represent large and growing economies that are essentially new markets for modular carpet products. Others, such as Germany, are established markets that are transitioning to the use of modular carpet from historically low levels of penetration. Each of these emerging markets represents a significant growth opportunity for our modular carpet business. Our initiative to penetrate these markets will include drawing upon our internationally recognized Heuga brand.

Continue to Minimize Expenses and Invest Strategically.  We have steadily trimmed costs from our operations for several years through multiple and sometimes painful initiatives, which have made us leaner today and for the future. Our supply chain and other cost containment initiatives have improved our cost structure and yielded the operating efficiencies we sought. While we still seek to minimize our expenses in order to increase profitability, we will also take advantage of strategic opportunities to invest in systems, processes and personnel that can help us grow our business and increase profitability and value.

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

Floorcovering Products/Services

Products

Interface is the world’s largest manufacturer and marketer of modular carpet, with a global specified carpet tile market share that we believe is approximately 35%. We also manufacture and sell broadloom carpet, which generally consists of tufted carpet sold primarily in twelve-foot rolls, under the Bentley Prince Street brand. Our broadloom operations focus on the high quality, designer-oriented sector of the U.S. broadloom carpet market and select international markets.

Modular Carpet.  Our modular carpet system, which is marketed under the established global brands InterfaceFLOR and Heuga, and more recently under the Bentley Prince Street brand, utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 cm x 50 cm) or rectangles to produce a floorcovering that combines the appearance and texture of traditional soft floorcovering with the advantages of a modular carpet system. Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that allows tile to be installed and remain flat on the floor without the need for adhesives or fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we market under the GlasBacRE brand.

Our carpet tile has become popular for a number of reasons. Carpet tile incorporating this reinforced backing may be easily removed and replaced, permitting rearrangement of furniture without the inconvenience and expense associated with removing, replacing or repairing other soft surface flooring products, including broadloom carpeting. Because a relatively small portion of a carpet installation often receives the bulk of traffic and wear, the ability to rotate carpet tiles between high traffic and low traffic areas and to selectively replace worn tiles can significantly increase the average life and cost efficiency of the floorcovering. In addition, carpet tile facilitates access to sub-floor air delivery systems and telephone, electrical, computer and other wiring by lessening disruption of operations. It also eliminates the cumulative damage and unsightly appearance commonly associated with frequent cutting of conventional carpet as utility connections and disconnections are made. We believe that, within the overall floorcovering market, the worldwide demand for modular carpet is increasing as more customers recognize these advantages.

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

We also sell our TacTiles carpet tile installation system, along with a variety of traditional adhesives and products for carpet installation and maintenance.

Broadloom Carpet.  We maintain a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and short production and delivery times with a marketing strategy aimed at interior designers, architects and other specifiers. Our Bentley Prince Street designs emphasize the dramatic use of color and multi-dimensional texture. In addition, we have launched the Prince Street House and Home collection of high-style broadloom carpet and area rugs targeted at design-oriented residential consumers. We received the 2007 Best of NeoCon Silver Award in the modular category for the Saturnia™ Collection, which is made up of carpet tile and broadloom products.

Intersept Antimicrobial.  We sell a proprietary antimicrobial chemical compound under the registered trademark Intersept.  We incorporate Intersept in all of our modular carpet products and have licensed Intersept to another company for use in air filters.

Services

For several years, we provided or arranged for commercial carpet installation services, primarily through our Re:Source® service provider network. The network in the United States included owned and affiliated commercial floorcovering contractors at various locations across the United States. In Australia, we offered these services through the largest single carpet distributor in that country.

During the years leading up to 2004, our owned Re:Source dealer businesses experienced decreased sales volume and intense pricing pressure, primarily due to the economic downturn in the commercial interiors industry. As a result, we decided to exit our owned Re:Source dealer businesses, and in 2004 we began to dispose of several of our dealer subsidiaries. In 2005, we completed the exit activities related to the owned dealer businesses. The results of our owned Re:Source dealer businesses (as well as the Australian dealer business and residential fabrics business that we also decided to exit) are included in discontinued operations. In early 2006, we sold certain assets relating to our aligned non-owned dealer network, and have since discontinued its operations as well.  We continue to provide “turnkey” project management services for national accounts and other large customers through our InterfaceSERVICES™ business.

Marketing and Sales

We traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. We began this initiative as part of our segment diversification strategy in 2001 primarily to reduce our exposure to the more severe economic cyclicality of the corporate office segment, and we reduced our mix of corporate office versus non-corporate office modular carpet sales in the Americas from 64% and 36%, respectively, in 2001 to 46% and 54%, respectively, in 2007. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including the InterfaceFLOR, FLOR and Heuga brands in modular carpet and Bentley Prince Street brand in broadloom carpet. Our exclusive consulting agreement with the award-winning, premier design firm David Oakey Designs enabled us to introduce more than 26 new carpet designs in the United States in 2007 alone.

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

We are in the process of further standardizing our worldwide modular carpet manufacturing procedures. In connection with the implementation of this plan, we are seeking to establish global standards for our tufting equipment, yarn systems and product styling. We previously had changed our standard carpet tile size to be 50 cm x 50 cm, which we believe has allowed us to reduce operational waste and fossil fuel energy consumption and to offer consistent product sizing for our global customers.

We also implemented a new, flexible-inputs carpet backing line at our modular carpet manufacturing facility in LaGrange, Georgia. Using next generation thermoplastic technology, the custom-designed backing line dramatically improves our ability to keep reclaimed and waste carpet in the production “technical loop,” and further permits us to explore other plastics and polymers as inputs. This new process, which we call “Cool Blue™”, came on line for production of certain carpet styles in late 2005.  In 2007, we implemented new technology that more cleanly separates the face fiber and backing of reclaimed and waste carpet, thus making it easier to recycle some of its components and providing a purer supply of inputs for the Cool Blue process.

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

We believe we have competitive advantages in several other areas as well. First, our exclusive relationship with David Oakey Designs allows us to introduce numerous innovative and attractive floorcovering products to our customers. Additionally, we believe that our global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. We believe that the incorporation of the Intersept antimicrobial chemical agent into the backing of our modular carpet enhances our ability to compete successfully across all of our market segments generally, and specifically with resilient tile in the healthcare market.

In addition, we believe that our goal and commitment to be ecologically “sustainable” by 2020 is a brand-enhancing, competitive strength as well as a strategic initiative. Increasingly, our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and the related LEED certification program, resonate deeply with many of our customers and prospects around the globe, and these businesses are increasingly making purchase decisions based on “green” factors. Our modular carpet products historically have had inherent installation and maintenance advantages that translated into greater efficiency and waste reduction. We have further enhanced the “green” quality of our modular carpet in our highly successful i2 product line, and we are using raw materials and production technologies, such as our Cool Blue and reclaimed carpet separation processes, that directly reduce the adverse impact of those operations on the environment and limit our dependence on petrochemicals.

To further raise awareness of our goal of becoming sustainable, we launched our Mission Zero global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. As part of this initiative, our Mission Zero logo appears on many of our marketing and merchandising materials distributed throughout the world.

Interior Fabrics

During the years leading up to 2007, we decided to focus on leveraging the opportunities within our core modular carpet and Bentley Prince Street divisions, which have delivered consistently strong performance.  In July 2007, we sold our Fabrics Group business segment to a third party.  This business designs, manufactures and markets specialty fabrics for open plan office furniture systems and other commercial interiors.  In April 2006, we sold our European fabrics business to an entity formed by the business’s management team.  Current and prior periods have been restated to include the results of operations and related disposal costs, gains and losses for these businesses as discontinued operations.  In addition, assets and liabilities of these businesses have been reported in assets and liabilities held for sale for all reported periods.

Specialty Products

In March 2007, we sold Pandel, Inc., our subsidiary that conducted our Specialty Products business segment.  Pandel produces vinyl carpet tile backing and specialty mat and foam products.  In 2003, we sold our U.S. raised/access flooring business and our adhesives and other specialty chemicals production business, which also were part of the Specialty Products business segment. We continue to manufacture and sell our Intercell® brand raised/access flooring product in Europe, and we continue to market a line of adhesives for carpet installation and a line of carpet maintenance products manufactured by the purchaser of our adhesive and specialty chemicals production business.

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 70 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $15.8 million, $13.6 million and $10.7 million in 2007, 2006 and 2005, respectively.

Our research and development team provides technical support and advanced materials research and development for the entire family of Interface companies. The team assisted in the development of our NexStep® backing, which employs moisture-impervious polycarbite precoating technology with a chlorine-free urethane foam secondary backing, and also helped develop a post-consumer recycled content, polyvinyl chloride, or PVC, extruded sheet process that has been incorporated into our GlasBacRE modular carpet backing. Our post-consumer recycled content PVC extruded sheet exemplifies our commitment to “closing-the-loop” in recycling.  More recently, this team developed our patent-pending TacTiles carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles, and helped implement our Cool Blue flexible inputs backing line and reclaimed carpet separation technology.  With a goal of supporting sustainable product designs in floorcoverings applications, we continue to evaluate 100% renewable polymers based on corn-derived polylactic acid (PLA) for use in our products and the development of post-consumer recycling technology for nylon face fibers.

Our research and development team also is the coordinator of our QUEST and EcoSense initiatives (discussed below under “Environmental Initiatives”) and supports the dissemination, consultancies and technical communication of our global sustainability endeavors. This team also provides all biochemical and technical support to Intersept antimicrobial chemical product initiatives.

Innovation and increased customization in product design and styling are the principal focus of our product development efforts. Our carpet design and development team is recognized as an industry leader in carpet design and product engineering for the commercial and institutional markets.

David Oakey Designs provides carpet design and consulting services to our floorcovering businesses pursuant to a consulting agreement with us.  David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our floorcovering businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The current agreement runs through April 2011. While the agreement is in effect, David Oakey Designs cannot provide similar services to any other carpet company. Through our relationship with David Oakey Designs, we introduced more than 26 new carpet designs in 2007 alone, and have enjoyed considerable success in winning U.S. carpet industry awards.

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

More recently, our i2 product line — which includes, among others, our patented Entropy modular carpet product and the RePrise™, Proscenium™, B&W™ and Mad About Plaid™ collections of modular carpet products — represents an innovative breakthrough in the design of modular carpet. The i2 line introduced and features mergeable dye lots, cost-efficient installation and maintenance, interactive flexibility and recycled and recyclable materials. Some of these products may be installed without regard to the directional orientation of the carpet tile, and their features also make installation, maintenance and replacement of modular carpet easier, less expensive and less wasteful.

Bentley Prince Street received the 2007 Best of NeoCon Silver Award in the modular category for our new Saturnia Collection, which is made up of carpet tile and broadloom products.

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

Backlog

Our backlog of unshipped orders (excluding discontinued operations) was approximately $151.7 million at February 18, 2008, compared with approximately $102.1 million at February 19, 2007 (this amount excludes the backlog of the Fabrics Group business segment which was sold in July 2007). Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 18, 2008 are expected to be shipped during the succeeding six to nine months.

Patents and Trademarks

We own numerous patents in the United States and abroad on floorcovering and raised/access flooring products, on manufacturing processes and on the use of our Intersept antimicrobial chemical agent in various products. The duration of United States patents is between 14 and 20 years from the date of filing of a patent application or issuance of the patent; the duration of patents issued in other countries varies from country to country. We maintain an active patent and trade secret program in order to protect our proprietary technology, know-how and trade secrets.  Although we consider our patents to be very valuable assets, we consider our know-how and technology even more important to our current business than patents, and, accordingly, believe that expiration of existing patents or nonissuance of patents under pending applications would not have a material adverse effect on our operations.

We also own many trademarks in the United States and abroad. In addition to the United States, the primary countries in which we have registered our trademarks are the United Kingdom, Germany, Italy, France, Canada, Australia, Japan, and various countries in Central and South America. Some of our more prominent registered trademarks include: Interface®, InterfaceFLOR, Heuga, Intersept, GlasBac, Bentley Prince Street, Intercell, and Mission Zero. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

Financial Information by Operating Segments and Geographic Areas

The Notes to Consolidated Financial Statements appearing in Item 8 of this Report set forth information concerning our sales, income and assets by operating segments, and our sales and long-lived assets by geographic areas. Additional information regarding sales by operating segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

At December 30, 2007, we employed a total of 3,701 employees worldwide. Of such employees, 1,928 are clerical, staff, sales, supervisory and management personnel and 1,773 are manufacturing personnel. We also utilized the services of 137 temporary personnel as of December 30, 2007.

Some of our production employees in Australia and the United Kingdom are represented by unions. In the Netherlands, a Works Council, the members of which are Interface employees, is required to be consulted by management with respect to certain matters relating to our operations in that country, such as a change in control of Interface Europe B.V. (our modular carpet subsidiary based in the Netherlands), and the approval of the Council is required for some of our actions, including changes in compensation scales or employee benefits. Our management believes that its relations with the Works Council, the unions and all of our employees are good.

Environmental Matters

Our operations are subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, City of Industry, California, Shelf, England, Northern Ireland, Australia, the Netherlands, Canada and Thailand are certified under ISO Standard No. 14001.

Executive Officers of the Registrant

Our executive officers, their ages as of December 30, 2007, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	53	President and Chief Executive Officer
Patrick C. Lynch	38	Senior Vice President and Chief Financial Officer
John R. Wells	46	Senior Vice President
Raymond S. Willoch	49	Senior Vice President-Administration, General Counsel and Secretary
Robert A. Coombs	49	Vice President
Lindsey K. Parnell	50	Vice President
Jeffrey J. Roman	45	Vice President

Mr. Hendrix joined us in 1983 after having worked previously for a national accounting firm. He was promoted to Treasurer in 1984, Chief Financial Officer in 1985, Vice President-Finance in 1986, Senior Vice President in October 1995, Executive Vice President in October 2000, and President and Chief Executive Officer in July 2001. He was elected to the Board in October 1996 and has served on the Executive Committee of the Board since July 2001.

Mr. Lynch joined us in 1996 after having previously worked for a national accounting firm. He became Assistant Corporate Controller in 1998 and Assistant Vice President and Corporate Controller in 2000. Mr. Lynch was promoted to Vice President and Chief Financial Officer in July 2001.  Mr. Lynch was promoted to Senior Vice President in March 2007.

Mr. Wells joined us in February 1994 as Vice President-Sales of Interface Flooring Systems, Inc. (now InterfaceFLOR, LLC), our principal U.S. modular carpet subsidiary.  Mr. Wells was promoted to Senior Vice President-Sales & Marketing of Interface Flooring Systems in October 1994. He was promoted to Vice President of Interface and President of Interface Flooring Systems in July 1995. In March 1998, Mr. Wells was also named President of both Prince Street Technologies, Ltd. and Bentley Mills, Inc., making him President of all three of our U.S. carpet mills at that time. In November 1999, Mr. Wells was named Senior Vice President of Interface, and President and Chief Executive Officer of Interface Americas Holdings, LLC (formerly Interface Americas, Inc.), thereby assuming operations responsibility for all of our floorcovering businesses in the Americas.

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

Mr. Coombs originally worked for us from 1988 to 1993 as a marketing manager for our Heuga carpet tile operations in the United Kingdom and later for all of our European floorcovering operations. In 1996, Mr. Coombs returned to us as Managing Director of our Australian operations. He was promoted in 1998 to Vice President-Sales and Marketing, Asia-Pacific, with responsibility for Australian operations and sales and marketing in Asia, which was followed by a promotion to Senior Vice President, Asia-Pacific. He was promoted to Senior Vice President, European Sales, in May 1999 and Senior Vice President, European Sales and Marketing, in April 2000. In February 2001, he was promoted to President and Chief Executive Officer of Interface Overseas Holdings, Inc. with responsibility for all of our floorcoverings operations in both Europe and the Asia-Pacific region, and he became a Vice President of Interface. In September 2002, Mr. Coombs relocated back to Australia, retaining responsibility for our floorcovering operations in the Asia-Pacific region while Mr. Parnell (see below) assumed responsibility for floorcovering operations in Europe.

Mr. Parnell was the Production Director for Firth Carpets (our former European broadloom operations) at the time it was acquired by us in 1997. In 1998, Mr. Parnell was promoted to Vice President, Operations for the United Kingdom, and in 1999 he was promoted to Senior Vice President, Operations for our entire European floorcovering division. In September 2002, he was promoted to President and Chief Executive Officer of our floorcovering operations in Europe, and became a Vice President of Interface in October 2002.

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

ITEM 1A.  RISK FACTORS

This report on Form 10-K contains “forward-looking statements” within the meaning of the Securities Act of 1933, and the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.  Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed immediately below.

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

Sales of our principal products are related to the renovation and construction of commercial and institutional buildings. This activity is cyclical and has been affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors that lead to cost control measures by businesses and other users of commercial or institutional space. The effects of cyclicality upon the corporate office segment tend to be more pronounced than the effects upon the institutional segment. Historically, we have generated more sales in the corporate office segment than in any other market. The effects of cyclicality upon the new construction segment of the market also tend to be more pronounced than the effects upon the renovation segment. The adverse cycle during the years 2001 through 2003 significantly lessened the overall demand for commercial interiors products, which adversely affected our business during those years. These effects may recur and could be more pronounced if the global economy does not improve or is further weakened.

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

We have substantial international operations. In fiscal 2007, approximately 51% of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately 49% of 2007 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

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

Invista Inc., a subsidiary of Koch Industries, Inc., currently supplies approximately 49% of our requirements for synthetic fiber (nylon), which is the principal raw material that we use in our carpet products. In addition, some of our businesses have a high degree of dependence on other third party suppliers of synthetic fiber for certain products or markets. The unanticipated termination or interruption of any of our supply arrangements with our current suppliers could have a material adverse effect on us because of the cost and delay associated with shifting more business to another supplier. We do not have a long-term supply agreement with Invista.

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

The market price of our Class A common stock has been volatile in the past and may continue to be volatile going forward. Such volatility may cause precipitous drops in the price of our Class A common stock on the Nasdaq Global Select Market and may cause your investment in our common stock to lose significant value. As a general matter, market price volatility has had a significant effect on the market values of securities issued by many companies for reasons unrelated to their operating performance. We thus cannot predict the market price for our common stock going forward.

Our earnings in a future period could be adversely affected by non-cash adjustments to goodwill, if a future test of goodwill assets indicates a material impairment of those assets.

As prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we undertake an annual review of the goodwill asset balance reflected in our financial statements. Our review is conducted during the fourth quarter of the year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment. In the past, we have had non-cash adjustments for goodwill impairment as a result of such testings ($44.5 million in 2007, $20.7 million in 2006, $29.0 million in 2004 and $55.4 million in 2002). A future goodwill impairment test may result in a future non-cash adjustment, which could adversely affect our earnings for any such future period.

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

Our Board of Directors adopted a Rights Agreement in 1998 pursuant to which holders of our common stock will be entitled to purchase from us a fraction of a share of our Series B Participating Cumulative Preferred Stock if a third party acquires beneficial ownership of 15% or more of our common stock without our consent. In addition, the holders of our common stock will be entitled to purchase the stock of an Acquiring Person (as defined in the Rights Agreement) at a discount upon the occurrence of triggering events. These provisions of the Rights Agreements could have the effect of discouraging tender offers or other transactions that could result in shareholders receiving a premium over the market price for our common stock.  On February 20, 2008, our Board of Directors determined to adopt a new shareholder rights agreement to succeed the 1998 Rights Agreement, which expires on March 17, 2008.  We anticipate that the new rights agreement will be substantially similar to the 1998 Rights Agreement, and that we will enter into the new rights agreement prior to the expiration of the 1998 Rights Agreement.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations, all of which we own except as otherwise noted:

Location	Segment	Floor Space (Sq. Ft.)
Bangkok, Thailand(1)	Modular Carpet	129,000
Craigavon, N. Ireland	Modular Carpet	80,986
LaGrange, Georgia	Modular Carpet	375,000
LaGrange, Georgia	Modular Carpet	160,545
Ontario (Belleville), Canada	Modular Carpet	78,389
Picton, Australia	Modular Carpet	98,774
Scherpenzeel, the Netherlands	Modular Carpet	245,424
Shelf, England	Modular Carpet	206,882
West Point, Georgia	Modular Carpet	250,000
City of Industry, California(2)	Bentley Prince Street	539,641
__________

(1)	Owned by a joint venture in which we have a 70% interest.

(2)	Leased.

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

Our Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol IFSIA (which will change to the symbol IFSI.A on April 7, 2008). Our Class B Common Stock is not publicly traded but is convertible into Class A Common Stock on a one-for-one basis. The following table sets forth, for the periods indicated, the high and low intraday prices of the Company’s Class A Common Stock on the Nasdaq Global (or Global Select, as applicable) Market as well as dividends paid during such periods.

2008	High	Low	Dividends Per Share
First Quarter (through February 15, 2008)	$16.93	$13.11	--
2007
First Quarter	$17.10	$14.26	$0.02
Second Quarter	19.46	15.88	0.02
Third Quarter	20.55	16.67	0.02
Fourth Quarter	20.00	15.90	0.02
2006
First Quarter	$14.31	$8.05	--
Second Quarter	15.70	9.89	--
Third Quarter	13.83	10.12	--
Fourth Quarter	15.59	12.31	--

In March of 2007, the Company began paying a dividend of $0.02 per share (Class A and Class B) on a quarterly basis.  Future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination.  Such other factors include limitations contained in the agreement for our primary revolving credit facility and in the indentures for our public indebtedness, each of which specify conditions as to when any dividend payments may be made.  As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

As of February 15, 2008, we had 731 holders of record of our Class A Common Stock and 79 holders of record of our Class B Common Stock. We estimate that there are in excess of 5,500 beneficial holders of our Class A Common Stock.

Stock Performance

The following graph and table compare, for the five-year period ended December 30, 2007, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) a self-determined peer group comprised primarily of companies in the commercial interiors industry.

	12/29/02	12/28/03	1/02/05	1/01/06	12/31/06	12/30/07
Interface, Inc.	$100	$180	$325	$268	$463	$534
NASDAQ Composite Index	$100	$150	$165	$169	$188	$205
Self-Determined Peer Group (13 Stocks)	$100	$142	$175	$194	$203	$204

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.
(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.
(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(4)	The index level was set to $100 as of 12/29/02 (the last day of fiscal 2002).
(5)	The Company’s fiscal year ends on the Sunday nearest December 31.
(6)
The following companies are included in the Self-Determined Peer Group depicted above:  Actuant Corp.; Acuity Brands, Inc.; Albany International Corp., BE Aerospace, Inc.; The Dixie Group, Inc.; Herman Miller, Inc.; HNI Corporation (formerly known as Hon Industries, Inc.); Kimball International, Inc.; Knoll, Inc. (beginning in March, 2005 upon trading commencement); Mohawk Industries, Inc.; Steelcase, Inc.; Unifi, Inc.; and USG Corp.

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

	Selected Financial Data(1)
	2007	2006	2005	2004	2003
	(in thousands, except per share data and ratios)
Net sales	$1,081,273	$914,659	$786,924	$695,250	$593,410
Cost of sales	703,751	603,551	527,647	469,165	402,576
Operating income(2)	129,391	99,621	77,716	59,918	40,562
Income (loss) from continuing operations	57,848	35,807	15,282	5,936	(2,120)
Loss from discontinued operations, net of tax(3)	(68,660)	(24,092)	(12,107)	(58,311)	(22,313)
Loss on disposal of discontinued operations	--	(1,723)	(1,935)	(3,027)	(8,825)
Net income (loss)	(10,812)	9,992	1,240	(55,402)	(33,257)
Income (loss) from continuing operations per common share
Basic	$0.96	$0.66	$0.30	$0.12	$(0.04)
Diluted	$0.94	$0.64	$0.29	$0.11	$(0.04)
Average Shares Outstanding
Basic	60,573	54,087	51,551	50,682	50,282
Diluted	61,520	55,713	52,895	52,171	50,282
Cash dividends per common share	$0.08	$--	$--	$--	$--
Property additions	40,592	28,540	19,354	11,600	9,065
Depreciation and amortization	22,487	21,750	20,448	22,907	24,104
Balance Sheet Data
Working capital	$238,578	$380,253	$317,668	$344,460	$365,557
Total assets	835,232	928,340	838,990	869,798	879,670
Total long-term debt	310,000	411,365	458,000	460,000	445,000
Shareholders’ equity	294,192	274,394	172,076	194,178	218,733
Current ratio(4)	2.3	3.2	3.0	3.2	3.2
__________

(1)
In the third quarter of 2007, we sold our Fabrics Group business segment.  Substantially all of the assets related to these operations were sold in the third quarter.  In the fourth quarter of 2002, we decided to discontinue the operations related to our U.S. raised/access flooring business.  Substantially all of the assets related to these operations were sold in the third quarter of 2003.  In the third quarter of 2004, we also decided to discontinue the operations related to our Re:Source dealer businesses (as well as the operations of a small Australian dealer business and a small residential fabrics business).  The balances have been adjusted to reflect the discontinued operations of these businesses.  For further analysis, see “Notes to Consolidated Financial Statements – Discontinued Operations” included in Item 8 of this Report.

(2)
In the first quarter of 2007, we disposed of our Pandel business, which comprised our Specialty Products segment.  We recognized a loss of $1.9 million on this disposition.  The reported results also include a restructuring charge of $6.2 million in 2003.  The 2003 charge was recognized with respect to a restructuring plan initiated in 2002.

(3)
Included in loss from discontinued operations, net of tax, are goodwill and other intangible asset impairment charges of $48.3 million in 2007, $20.7 million in 2006 and $29.0 million in 2004.  Also included in loss from discontinued operations, net of tax, are charges for impairments of other assets of $8.8 million in 2007 and $17.5 million in 2004.

(4)
For purposes of computing our current ratio: (a) current assets include assets of businesses held for sale of $4.8 million, $158.3 million, $204.6 million, $252.6 million and $317.5 million in fiscal years 2007, 2006, 2005, 2004 and 2003, respectively, and (b) current liabilities include liabilities of businesses held for sale of $0.2 million, $22.9 million, $36.8 million, $38.1 million and $11.6 million in fiscal years 2007, 2006, 2005, 2004 and 2003, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our revenues are derived from sales of floorcovering products, primarily modular and broadloom carpet. Our commercial interiors business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors industry is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our businesses.

During the past several years, we have successfully focused more of our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet sales in the Americas has shifted over the past several years to 46% and 54%, respectively, for 2007 compared with 64% and 36%, respectively, in 2001. We expect a further shift in the future as we continue to implement our segmentation strategy.

During the years 2001-2003, the commercial interiors industry as a whole, and the broadloom carpet market in particular, experienced decreased demand levels, which significantly impaired our growth and operating profitability during those years. During 2004, the commercial interiors industry began recovering from the downturn, which led to improved sales and operating profitability for us. That recovery continued at a gradual pace throughout 2005-2007.

Sale of Fabrics Group Business Segment

In July 2007, we completed the sale of our Fabrics Group business segment to a third party pursuant to an agreement we entered into in the second quarter of 2007.  Following working capital and other adjustments provided for in the agreement, we received $60.7 million in cash at the closing of the transaction.  We have recognized a $6.5 million receivable related to additional purchase price under the agreement pursuant to an earn-out arrangement focused on the performance of that business segment, as owned and operated by the purchaser, during the 18-month period following the closing.  As discussed in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, in the first quarter of 2007, we recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to the Fabrics Group business segment.  In addition, as a result of the agreed-upon purchase price for the segment, we recorded an additional impairment of assets of $13.6 million in the second quarter of 2007.

Previously, in April 2006, we sold our European component of the fabrics business (Camborne Holdings Limited) for $28.8 million to an entity formed by the business’s management team.  In connection with the sale, we recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in the first quarter of 2006 and a loss on disposal of $1.7 million in the second quarter of 2006.

As described below, the results of operations of the former Fabrics Group business segment, including the European component, as well as the related impairment charges and loss on disposal discussed above, are included as part of our discontinued operations.

Discontinued Operations

As described above, in the second quarter of 2007, we entered into an agreement to sell our Fabrics Group business segment to a third party, and we completed the sale in the third quarter of 2007.  We had previously sold the European component of that business segment in April 2006.  In addition, in 2004, we decided to exit our owned Re:Source dealer businesses, which were part of a broader network comprised of both owned and aligned dealers that sell and install floorcovering products, and we began to dispose of several of our dealer subsidiaries.  We now have sold or terminated all ongoing operations of our dealer businesses, and in some cases we are completing their wind-down through subcontracting arrangements.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations for the Re:Source dealer businesses (as well as the results of operations of a small Australian dealer business and a small residential fabrics business that we also decided to exit at that time), and the results of operations for the former Fabrics Group business segment (including the European component which was sold in April 2006), for all periods reflected herein, as “discontinued operations.”  Consequently, our discussion of revenues or sales, taxes and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes these discontinued operations unless we indicate otherwise.

Our discontinued operations had net sales of $82.0 million, $164.5 million and $229.8 million in 2007, 2006 and 2005, respectively (these results are included in our Consolidated Statements of Operations as part of the “Loss from Discontinued Operations, Net of Tax”). Loss from operations of these businesses, inclusive of goodwill impairments and other asset impairments as well as costs to sell these businesses, net of tax, was $68.7 million, $24.1 million and $12.1 million in 2007, 2006 and 2005, respectively.  For additional information on discontinued operations, see the notes entitled “Discontinued Operations,” “Sale of Fabrics Business” and “Taxes on Income” in Item 8 of this Report.

Restructuring Charge

We recorded a pre-tax restructuring charge of $3.3 million in 2006.  The charge reflected:  (1) the closure of our fabrics manufacturing facility in East Douglas, Massachusetts, and consolidation of those operations into our facility in Elkin, North Carolina; (2) workforce reduction at the East Douglas, Massachusetts facility; and (3) a reduction in carrying value of another fabrics facility and other assets.  The restructuring charge was comprised of $0.3 million of cash expenditures for severance benefits and other similar costs, and $3.0 million of non-cash charges, primarily for the write-down of carrying value and disposal of assets.  Because this restructuring charge related to the Fabrics Group business segment, it is now included as part of our discontinued operations.

Sale of Pandel

In the first quarter of 2007, we sold our Pandel, Inc. business for $1.4 million and recorded a loss of $1.9 million on this sale.  Pandel comprised our Specialty Products segment.

Common Stock Offering

In November 2006, we sold 5,750,000 shares of our Class A common stock (which amount includes the underwriters’ exercise in full of their option to purchase an additional 750,000 shares to cover over-allotments) at a public offering price of $14.65 per share pursuant to a common stock offering, resulting in net proceeds of approximately $78.9 million after deducting the underwriting discounts, commissions and offering expenses.

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

Goodwill Impairment Write-Down

During the fourth quarters of each of the years 2005 to 2007, we performed the annual goodwill impairment tests required by SFAS No. 142. In effecting the impairment testing, we prepared valuations of reporting units in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. No impairment was indicated in our continuing operations during these years. However, as described above, we incurred goodwill impairment charges in connection with the sales of our fabrics businesses in 2006 and 2007, which charges are included as a part of our “Loss from Discontinued Operations, Net of Tax.”

Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 49% in 2007, approximately 49% in 2006, and approximately 46% in 2005.  Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions.  For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, favorably affected our reported results in 2007 and  2006, when the euro was strengthening relative to the U.S. dollar.  In 2005, however, when the euro weakened relative to the U.S. dollar, the translation of European revenues into U.S. dollars adversely affected our reported results.  The following table presents the amount (in U.S. dollars) by which the exchange rates for converting euros into U.S. dollars have affected our net sales and operating income during the past three years:

	2007	2006	2005
	(in millions)

Net sales	$31.1	$3.7	$(0.3)
Operating income	4.9	0.4	(0.1)

All amounts above for all periods exclude our discontinued operations, comprised of our Fabrics businesses (which we sold in 2006 and 2007), our U.S. raised/access flooring business (which we sold in September 2003) and our owned Re:Source dealer businesses (which we exited during 2004-2005).

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the three years ended December 30, 2007:

	Fiscal Year
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.1	66.0	67.1
Gross profit on sales	34.9	34.0	32.9
Selling, general and administrative expenses	22.8	23.1	23.0
Loss on disposal – Pandel	0.2	--	--
Operating income	11.9	10.9	9.9
Interest/Other expense	3.3	4.7	5.9
Income (loss) from continuing operations before tax	8.6	6.2	4.0
Income tax expense (benefit)	3.3	2.2	2.0
Income (loss) from continuing operations	5.3	3.9	1.9
Discontinued operations, net of tax	(6.3)	(2.6)	(1.5)
Loss on disposal	--	(0.2)	(0.2)
Net income (loss)	(1.0)	1.1	0.2

Below we provide information regarding net sales for each of our three operating segments, and analyze those results for each of the last three fiscal years (which were each 52-week periods).

Net Sales by Business Segment

We currently classify our businesses into the following three operating segments for reporting purposes:

•	Modular Carpet segment, which includes our InterfaceFLOR, Heuga and FLOR modular carpet businesses, and also includes our Intersept antimicrobial chemical sales and licensing program;
•	Bentley Prince Street segment, which includes our Bentley Prince Street broadloom, modular carpet and area rug businesses; and
•	Specialty Products segment, which includes our former subsidiary Pandel, Inc. that we sold in March 2007.

Net sales by operating segment and for our company as a whole were as follows for the three years ended December 30, 2007:

	Fiscal Year			Percentage Change
Net Sales By Segment	2007	2006	2005	2007 compared with 2006	2006 compared with 2005
	(in thousands)
Modular Carpet	$930,717	$763,659	$646,213	21.9%	18.2%
Bentley Prince Street	148,364	137,920	125,167	7.6%	10.1%
Specialty Products	2,192	13,080	15,544	(83.2%)	(15.9%)
Total	$1,081,273	$914,659	$786,924	18.2%	16.2%

Modular Carpet Segment.  For 2007, net sales for the Modular Carpet segment increased $167.1 million (21.9%) versus 2006.  The weighted average selling price per square yard in 2007 was up 4.2% compared with 2006 as a result of the premium positioning of our products in the marketplace.  On a geographic basis, we experienced significant increases in net sales in the Americas (15% increase), Europe (25% increase) and the Asia-Pacific region (33% increase).  Our increase in the Americas was primarily due to the continued strength of the corporate office market (7% increase) and the success of our segmentation strategy, which saw significant increases in the institutional (which includes education and government facilities, a 21% increase), healthcare (17% increase) and hospitality (43% increase) segments.  The increase in Europe was driven primarily by the continued strength of the corporate office market (24% increase), and was augmented by success in non-corporate segments, primarily the institutional (29% increase) and hospitality (65% increase) segments.  Our growth in Asia-Pacific was primarily due the strong corporate office market (45% increase) in that region.

For 2006, net sales for the Modular Carpet segment increased $117.5 million (18.2%) versus 2005.  The weighted average selling price per square yard in 2006 was up 2.5% compared with 2005, which was partially due to our passing through to customers increases in our cost of petroleum-based raw materials.  On a geographic basis, we experienced significant increases in net sales in the Americas (13% increase), Europe (17% increase) and the Asia-Pacific region (15% increase).  Our increase in the Americas was primarily due to the continued strength of the corporate office market (16% increase) and the success of our segmentation strategy, which saw significant increases in the hospitality (118% increase), residential (30% increase) and healthcare (16% increase) segments.  The increase in Europe was driven by the strong corporate office market (19% increase) as well as success in non-corporate segments such as institutional (39% increase) and hospitality (28% increase).  Our success in Asia-Pacific was primarily due to the continued strength of the corporate office market (22% increase) and was offset somewhat by declines in the hospitality and retail segments.

Bentley Prince Street Segment.  For 2007, sales in the Bentley Prince Street segment increased $10.4 million (7.6%) versus 2006.  Our weighted average selling price per square yard in 2007 was up 7.0% compared with 2006 as a result of the premium positioning of our products in the marketplace.  The increase in sales occurred primarily in our non-corporate office segments, particularly in the hospitality market (64% increase).  This increase was offset to a large degree by flat sales in the corporate office segment in 2007 compared with 2006.

For 2006, net sales in the Bentley Prince Street segment increased $12.8 million (10.1%) versus 2005.  The weighted average selling price per square yard in 2006 was up approximately 4% compared with 2005, which was partially due to our passing through to our customers increases in our cost of petroleum-based raw materials.  The increase in sales was attributable primarily to the success of our segmentation strategy, which led to increases in the hospitality (170% increase), healthcare (35% increase) and residential (34% increase) segments during the year.

Specialty Products Segment.  Because we sold Pandel, Inc. (which comprised the Specialty Products segment) in March 2007, we no longer had sales in the Specialty Products segment after the first quarter of 2007, and thus the Segment is not comparable to the prior year period.  For 2006, net sales for our Specialty Products segment decreased by $2.5 million (15.9%) compared with 2005.  This decrease was primarily the result of the loss of one major customer and the inconsistent order pattern of another major customer that adversely affected 2006 results.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three years ended December 30, 2007:

Cost and Expenses	Fiscal Year			Percentage Change
	2007	2006	2005	2007 compared with 2006	2006 compared with 2005
	(in thousands)
Cost of Sales	$703,751	$603,551	$527,647	16.6%	14.4%
Selling, General and Administrative Expenses	246,258	211,487	181,561	16.4%	16.5%
Total	$950,009	$815,038	$709,208	16.6%	14.9%

For 2007, our cost of sales increased $100.2 million (16.6%) versus 2006, primarily due to increased raw materials costs ($66.1 million) and labor costs ($10.0 million) associated with increased production levels in 2007.  Our raw materials prices in 2007 were consistent with raw material prices in 2006 as increases in the prices of petroleum-based products were offset by decreases in the prices of other raw materials.  In addition, the translation of euros into U.S. dollars resulted in an approximately $18.2 million increase in the cost of sales in 2007 compared with 2006.  As a percentage of net sales, cost of sales decreased to 65.1% during 2007 versus 66.0% during 2006.  The percentage decrease was primarily due to increased sales price levels, increased absorption of fixed manufacturing costs associated with increased production levels, and improved manufacturing efficiencies in our European modular carpet operations.

For 2006, our cost of sales increased $75.9 million (14.3%) versus 2005, primarily due to increased raw materials costs ($50.6 million) and labor costs ($7.6 million) associated with increased production levels during 2006.  Our raw materials prices in 2006 were up an estimated 1-2% versus 2005, primarily due to increased prices for petroleum-based products.  As a percentage of net sales, cost of sales decreased to 66.0% versus 67.1% during 2005.  The percentage decrease was primarily due to the increased absorption of fixed manufacturing costs associated with increased production levels.

For 2007, our selling, general and administrative expenses increased $34.8 million (16.4%) versus 2006.  The primary components of this increase were:  (1) $11.5 million in increased selling costs, commensurate with the increase in sales volume in 2007, (2) a $7.8 million increase in expenses due to the translation of euros into U.S. dollars, (3) $7.5 million of increased marketing expenses as we continue to invest in our marketing platforms, and (4) $2.5 million related to incremental performance vesting of restricted stock and other one-time incentive programs in 2007 compared with 2006.  However, as a percentage of net sales, selling, general and administrative expenses decreased to 22.8% for 2007, versus 23.1% for 2006, a direct result of our continued cost control measures.

For 2006, our selling, general and administrative expenses increased $29.9 million (16.5%) versus 2005.  The primary components of this increase were:  (1) $13.6 million in increased selling costs due to the increased level of sales in 2006, as well as planned investments in our segmentation strategy and in the expansion of our sales force, and (2) $7.6 million of increased administrative expenses, primarily due to increased information technology costs, investments in our administration infrastructure related to our residential business, and increased legal expenses.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments for the three years ended December 30, 2007:

	Fiscal Year			Percentage Change
Cost of Sales and Selling, General and Administrative Expenses (Combined)	2007	2006	2005	2007 compared with 2006	2006 compared with 2005
	(in thousands)
Modular Carpet	$797,060	$665,415	$568,862	19.8%	17.0%
Bentley Prince Street	142,771	131,989	121,673	8.2%	8.5%
Specialty Products	2,052	12,716	14,893	(83.9%)	(14.6%)
Corporate Expenses	8,126	4,918	3,780	65.2%	30.1%
Total	$950,009	$815,038	$709,208	16.6%	14.9%

Interest and Other Expense

For 2007, interest expense decreased by $8.1 million versus 2006.  The decrease was due primarily to the repurchase and redemption of all of our outstanding 7.3% bonds (approximately $101.4 million) during the year.

For 2006, interest expense decreased by $3.3 million versus 2005.  The decrease was due primarily to the repurchase of approximately $46.6 million of our 7.3% bonds during the year.  This decrease in interest was partially offset by increased borrowings on our revolving credit agreement for the first three quarters of 2006.

Tax

Our effective tax rate in 2007 was 38.1%, compared with an effective rate of 36.5% in 2006. This increase in rate is primarily attributable to (1) a non-deductible loss on the sale of Pandel, Inc., and (2) an increase in non-deductible business expenses related to executive compensation.

Our effective tax rate in 2006 was 36.5%, compared with an effective tax rate of 51.3% in 2005.  This decrease in rate is primarily attributable to (1) a reduction in the statutory tax rate in the Netherlands, (2) changes in state net operating loss carryforward valuation allowances, and (3) the repatriation of foreign earnings under The American Jobs Creation Act that occurred in 2005.

Liquidity and Capital Resources

General

In our business, we require cash and other liquid assets primarily to purchase raw materials and to pay other manufacturing costs, in addition to funding normal course selling, general and administrative expenses, anticipated capital expenditures, and potential special projects. We generate our cash and other liquidity requirements primarily from our operations and from borrowings or letters of credit under our domestic revolving credit facility with a banking syndicate.  We believe that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future.  We also believe that we will be able to continue to enhance the generation of free cash flow (particularly in the short-term because we have no significant debt maturity until February 2010) through the following initiatives:

•	Improve our inventory turns by continuing to implement a made-to-order model throughout our organization;
•	Reduce our average days sales outstanding through improved credit and collection practices; and
•	Limit the amount of our capital expenditures generally to those projects that have a short-term payback period.

Historically, we use more cash in the first half of the fiscal year, as we fund insurance premiums, tax payments, incentive compensation and inventory build-up in preparation for the holiday/vacation season of our international operations.

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

Our ability to generate cash from operating activities is uncertain because we are subject to, and in the past have experienced, fluctuations in our level of net sales.  As a result, we cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to pay the interest and principal on our debt or to fund our other liquidity needs.

At December 30, 2007, we had $82.4 million in cash.  As of December 30, 2007, no borrowings and $12.3 million in letters of credit were outstanding under our domestic revolving credit facility, and we could have incurred an additional $62 million of borrowings thereunder.  In addition, we could have incurred the equivalent of $15.7 million of borrowings under our other international revolving credit facilities.

We have approximately $70.9 million in contractual cash obligations due by the end of fiscal year 2008, which includes, among other things, capital expenditure purchase commitments and interest payments on our debt.  We currently estimate aggregate capital expenditures will be between $48 million and $52 million for 2008.  Based on current interest rate and debt levels, we expect our aggregate interest expense for 2008 to be between $30 million and $32 million.

In November 2006, we sold 5,750,000 shares of our Class A common stock at a public offering price of $14.65 per share, resulting in net proceeds of approximately $78.9 million after deducting the underwriting discounts and commissions and estimated offering expenses.  Also, in July 2007, we sold our Fabrics Group business segment, and we received $60.7 million in cash at the closing of the transaction.  In September 2007, we completed the redemption of all of our outstanding 7.3% Senior Notes due 2008, as described below.

It is important for you to consider that our domestic revolving credit facility matures in December 2012, and our outstanding senior and senior subordinated notes mature in 2010 and 2014, respectively. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

Domestic Revolving Credit Facility

We amended our domestic revolving credit facility on January 1, 2008.  As amended, it provides for a maximum aggregate amount of loans and letters of credit of up to $100 million (with the option to increase it to a maximum of $150 million upon the satisfaction of certain conditions) at any one time, subject to the borrowing base described below. The key features of the domestic revolving credit facility are as follows:

•	The revolving credit facility currently matures on December 31, 2012;
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

•
Advances under the facility are secured by a first-priority lien on substantially all of Interface, Inc.’s assets and the assets of each of its material domestic subsidiaries, which have guaranteed the revolving credit facility; and

•
The revolving credit facility contains a financial covenant (a fixed charge coverage ratio test) that becomes effective in the event that our excess borrowing availability falls below $20 million. In such event, we must comply with the financial covenant for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

The revolving credit facility also includes various reporting, affirmative and negative covenants, and other provisions that restrict our ability to take certain actions, including provisions that restrict our ability to repay our long-term indebtedness unless we meet a specified minimum excess availability test.

Interest Rates and Fees.  Interest on borrowings and letters of credit under the revolving credit facility is charged at varying rates computed by applying a margin (ranging from 0.0% to 0.25%, in the case of advances at a prime interest rate, and 1.00% to 2.00%, in the case of advances at LIBOR) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and our average excess borrowing availability during the most recently completed fiscal quarter. In addition, we pay an unused line fee on the facility ranging from 0.25% to 0.375% depending on our average excess borrowing availability during the most recently completed fiscal quarter.

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

Events of Default.  If we breach or fail to perform any of the affirmative or negative covenants under the revolving credit facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc. or certain subsidiaries, or if we breach or fail to perform any covenant or agreement contained in any instrument relating to any of our other indebtedness exceeding $10 million), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ agent may, and upon the written request of a specified percentage of the lender group, shall:

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

Foreign Credit Facilities

On March 9, 2007, Interface Europe B.V. (our modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries entered into a Credit Agreement with ABN AMRO Bank N.V. Under this Credit Agreement, ABN AMRO provides a credit facility for borrowings and bank guarantees in varying aggregate amounts over time as follows:

Time Period	Maximum Amount in Euros
(in millions)
January 1, 2007 - April 30, 2007	20
May 1, 2007 - September 30, 2007	26
October 1, 2007 - April 30, 2008	15
May 1, 2008 - September 30, 2008	21
October 1, 2008 - April 30, 2009	10
May 1, 2009 - September 30, 2009	16
From October 1, 2009	5

Interest on borrowings under this facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum.  Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or a part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued.  An unused line fee of 0.5% per annum is payable with respect to any undrawn portion of the facility.  The facility is secured by liens on certain real, personal and intangible property of our principal European subsidiaries.  The facility also includes various financial covenants (which require the borrowers to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability to take certain actions.  As of December 30, 2007, there were no borrowings outstanding under this facility.

Some of our other non-U.S. subsidiaries have an aggregate of the equivalent of $15.7 million of lines of credit available.  As of December 30, 2007, there were no borrowings outstanding under these lines of credit.

We are presently in compliance with all covenants under these foreign credit facilities and anticipate that we will remain in compliance with the covenants for the foreseeable future.

Senior and Senior Subordinated Notes

As of December 30, 2007, we had $175 million of our 10.375% Senior Notes due 2010 outstanding and $135 million of our 9.5% Senior Subordinated Notes due 2014 outstanding.  The indentures governing our 10.375% Senior Notes and our 9.5% Senior Subordinated Notes, on a collective basis, contain covenants that limit or restrict our ability to:

•	incur additional indebtedness;

•	make dividend payments or other restricted payments;

•	create liens on our assets;

•	sell our assets;

•	sell securities of our subsidiaries;

•	enter into transactions with shareholders and affiliates; and

•	enter into mergers, consolidations or sales of all or substantially all of our assets.

In addition, each of the indentures governing our 10.375% Senior Notes and 9.5% Senior Subordinated Notes contains a covenant that requires us to make an offer to purchase the outstanding notes under such indenture in the event of a change of control of Interface, Inc. (as defined in each respective indenture).

Each series of notes is guaranteed, fully, unconditionally, and jointly and severally, on an unsecured basis by each of our material U.S. subsidiaries. If we breach or fail to perform any of the affirmative or negative covenants under one of these indentures, or if other specified events occur (such as a bankruptcy or similar event), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. An event of default also will exist under each indenture if we breach or fail to perform any covenant or agreement contained in any other instrument (including without limitation any other indenture) relating to any of our indebtedness exceeding $20 million and such default or failure results in the indebtedness becoming due and payable.  If an event of default exists and is continuing, the trustee of the series of notes at issue (or the holders of at least 25% of the principal amount of such notes) may declare the principal amount of the notes and accrued interest thereon immediately due and payable (except in the case of bankruptcy, in which case such amounts are immediately due and payable even in the absence of such a declaration).

In 2005, we repurchased $2.0 million of our 7.3% Senior Notes due 2008.  In 2006, we repurchased an additional $46.6 million of the 7.3% Senior Notes.  In 2007, we repurchased or redeemed all of the 7.3% Senior Notes that remained outstanding, which amounted to approximately $101.4 million.

Analysis of Cash Flows

Our primary sources of cash during 2007 were: (1) $60.7 million from the sale of our Fabrics Group business segment, (2) $4.6 million from the exercise of employee stock options, and (3) $1.4 million from the sale of our Pandel business.  The primary uses of cash during 2007 were: (1) $101.4 million for repurchases and the redemption of our 7.3% Senior Notes due 2008, (2) $40.6 million for additions to property, plant and equipment, primarily at our manufacturing locations, and (3) $4.9 million for the payment of our dividends.

Our primary sources of cash during 2006 were: (1) $78.9 million from our sale of 5,750,000 shares of common stock, (2) $28.8 million received from the sale of our European fabrics business, and (3) $7.1 million from the exercise of employee stock options.  The primary uses of cash during 2006 were: (1) $46.6 million for repurchases of our 7.3% Senior Notes, (2) $40.4 million for bond interest payments, and (3) $28.5 million for additions to property and equipment in our manufacturing locations.

Our primary sources of cash during 2005 were: (1) $34.0 million from continuing operations, (2) $27.9 million from discontinued operations, and (3) $3.0 million from the issuance of stock upon the exercise of employee stock options.  The primary uses of cash during 2005 were: (1) $19.4 million for additions to property and equipment at our manufacturing facilities, (2) $2.7 million for purchases of intellectual property, (3) $2.3 million for deposits on manufacturing equipment, and (4) $2.0 million for repurchases of our 7.3% Senior Notes.

Management believes that cash provided by operations and long-term loan commitments will provide adequate funds for current commitments and other requirements in the foreseeable future.

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations (including the remaining contractual obligations related to our discontinued operations) and the periods in which payments are due. The amounts and time periods are measured from December 30, 2007.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$310,000	$--	$175,000	$--	$135,000
Operating Lease Obligations(1)	88,769	24,032	32,122	20,302	12,313
Expected Interest Payments(2)	115,088	30,981	44,563	25,650	13,894
Unconditional Purchase Obligations(3)	4,351	3,459	886	6	--
Pension Cash Obligations(4)	134,539	12,402	25,542	26,322	70,273
Total Contractual Cash Obligations(5)	$652,747	$70,874	$278,113	$72,280	$231,480

(1)	Our capital lease obligations are insignificant.

(2)
Expected Interest Payments to be made in future periods reflect anticipated interest payments related to our $175 million of 10.375% Senior Notes and our $135 million of 9.5% Senior Subordinated Notes.  We have also assumed in the presentation above that we will hold the Senior Notes and the Senior Subordinated Notes until maturity.  We have excluded from the presentation interest payments and fees related to our revolving credit facilities (discussed above), because of the variability and timing of advances and repayments thereunder.

(3)
Unconditional Purchase Obligations does not include unconditional purchase obligations that are included as liabilities in our Consolidated Balance Sheet.  We have capital expenditure commitments of $1.4 million, all of which are due in less than 1 year.

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

(5)	The above table does not reflect unrecognized tax benefits of $7.7 million, the timing of which is uncertain. See the Note entitled “Taxes on Income” in Item 8 of this Report for further information.

Critical Accounting Policies

High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimations about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events may not develop as forecasted, and the best estimates routinely require adjustment.

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

Deferred Income Tax Assets and Liabilities.  The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with SFAS No. 109, “Accounting for Income Taxes,” and are based on management’s assumptions and estimates regarding future operating results and levels of taxable income, as well as management’s judgment regarding the interpretation of the provisions of SFAS No. 109.  The carrying values of liabilities for income taxes currently payable are based on management’s interpretations of applicable tax laws, and incorporate management’s assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions.  The use of different estimates, assumptions and judgments in connection with accounting for income taxes may result in materially different carrying values of income tax assets and liabilities and results of operations.

We record a valuation allowance to reduce our deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable.  The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future.  This requires us to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in various taxing jurisdictions.

Goodwill.  Pursuant to SFAS No. 142, we test goodwill for impairment at least annually. We prepare valuations of reporting units, and those valuations are compared with the respective book values of the reporting units to determine whether any goodwill impairment exists. In preparing the valuations, past, present and expected future performance is considered. If impairment is indicated, a loss is recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill. If the actual fair value of the goodwill is determined to be less than that estimated, an additional write-down may be required.

Inventories.  We determine the value of inventories using the lower of cost or market value. We write down inventories for the difference between the carrying value of the inventories and their estimated market value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values.  Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions.  While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future.  Our inventory reserve on December 30, 2007, and December 31, 2006, was $7.7 million and $6.6 million, respectively.  To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our net income would be higher or lower by approximately $0.6 million, on an after-tax basis.

Pension Benefits.  Net pension expense recorded is based on, among other things, assumptions about the discount rate, estimated return on plan assets and salary increases. While management believes these assumptions are reasonable, changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of our plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year.  The actuarial assumptions used in our salary continuation plan and our foreign defined benefit plans reporting are reviewed periodically and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligation.  The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class.  Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers. A 1% increase in the actuarial assumption for discount rate would decrease our projected benefit obligation by approximately $44.1 million.  A 1% decrease in the discount rate would increase our projected benefit obligation by approximately $57.7 million.

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

Allowances for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Estimating this amount requires us to analyze the financial strengths of our customers.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated.  Our allowance for doubtful accounts on December 30, 2007, and December 31, 2006, was $8.6 million and $6.9 million, respectively.  To the extent the actual collectibility of our accounts receivable differs from our estimates by 10%, our net income would be higher or lower by approximately $0.6 million, on an after-tax basis, depending on whether the actual collectibility was better or worse, respectively, than the estimated allowance.

Product Warranties.  We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed.  We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion.  In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product.  We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience.  Our warranty reserve on December 30, 2007, and December 31, 2006, was $1.2 million and $1.5 million, respectively.  Actual warranty expense incurred could vary significantly from amounts that we estimate.  To the extent the actual warranty expense differs from our estimates by 10%, our net income would be higher or lower by approximately $0.1 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interest, in consolidated financial statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control.  SFAS No. 160 requires an entity to present minority interests as a component of equity.  Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements.  This standard is effective for the fiscal year beginning after December 15, 2008.  We are currently assessing the effect, if any, that the adoption of this pronouncement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  SFAS No. 141R requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree.  The Statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting.  This standard is effective for the fiscal year beginning after December 15 2008.  We are currently assessing the effect, if any, that the adoption of this pronouncement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to choose to measure certain financial assets and liabilities at fair value.  SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities.  This statement is effective for fiscal years beginning after November 15, 2007.  We are current evaluating the effect, if any, that the adoption of this pronouncement will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year, and recognize the changes in a defined benefit post-retirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements became effective for companies with fiscal years ending after December 15, 2006, on a prospective basis.  As a result of the requirement to recognize the unfunded status of the plan as a liability, we recorded an adjustment to accumulated other comprehensive income of $11.4 million in the fourth quarter of 2006.  The impact of this statement on our Consolidated Financial Statements is discussed in Item 8 of this Report in the Note to our Consolidated Financial Statements entitled “Employee Benefit Plans.”

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108.  SAB No. 108 provides additional guidance on determining the materiality of cumulative unadjusted misstatements in both current and future financial statements.  SAB No. 108 also provides guidance on the proper accounting and reporting for the correction of immaterial unadjusted misstatements which may become material in subsequent accounting periods.  SAB No. 108 generally requires prior period financial statements to be revised if prior misstatements are subsequently discovered; however, for immaterial prior year revisions, reports filed under the Securities Exchange Act of 1934 are not required to be amended.  SAB No. 108 became effective as of December 31, 2006.  We applied the guidance provided in SAB No. 108 in the fourth quarter of 2006, and identified three matters in prior reporting periods which were deemed immaterial to those periods using a consistent evaluation methodology (the “rollover method”).  They were as follows:

•
In 1998, we entered into a sale-leaseback transaction in which a gain was recognized at the time of sale as opposed to over the lease period.  In addition, we did not use straight-line rental accounting for the expected lease payments related to this transaction.  To correct these entries, we recorded an entry to increase liabilities by approximately $3.3 million and decrease retained earnings by approximately $2.1 million, net of tax;

•
Our previous methodology for recording legal expenses ensured that we incurred twelve months of expense in each year.  However, the actual timing and amount of the legal bills received led to an understated liability on the balance sheet.  We have recorded a liability of approximately $1.2 million and a decrease in retained earnings of approximately $0.5 million, net of taxes (as the remaining portion of these costs were capitalizable), to properly record incurred legal expenses; and

•
We previously under-recorded the liability related to restricted stock by approximately $0.7 million.  There was no impact to consolidated shareholders’ equity as a result of this correction, as the liability for restricted stock is recorded in equity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB granted a deferral for the application of SFAS No. 157 to non-financial assets.  For such assets, adoption is required in fiscal years beginning after November 15, 2008.  We are currently evaluating the effect, if any, that the adoption of this pronouncement will have on our Consolidated Financial Statements.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007, and we are currently evaluating the effect of this standard on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 was effective for us in the first quarter of 2007.  See the Note to our Consolidated Financial Statements entitled “Taxes on Income” in Item 8 of this Report for further discussion of this standard.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”).  EITF 06-03 concludes that (a) the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and (b) that the presentation of taxes within the scope on either a gross or a net basis is an accounting policy decision that should be disclosed under Opinion 22.  Furthermore, for taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented.  The consensus, which requires only disclosure changes, is effective for periods beginning after December 15, 2006.  This standard did not have a material impact on our results of operations or financial position.

In October 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments, including employee stock options.  SFAS No. 123R was effective as of the first fiscal year beginning after June 15, 2005.  In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies.  We adopted SFAS No. 123R in January 2006.  See the Note to our Consolidated Financial Statements entitled “Shareholders Equity” in Item 8 of this Report for further discussion of this standard.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. From time to time, we maintain a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agree to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR.  As of December 30, 2007, no such interest rate swaps were in place.

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

At December 30, 2007, we recognized a $14.1 million increase in our foreign currency translation adjustment account compared with December 31, 2006, because of the strengthening of certain currencies against the U.S. dollar. The increase was associated primarily with certain foreign subsidiaries located within the United Kingdom and continental Europe.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 30, 2007. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $12.2 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $18.0 million.

Foreign Currency Exchange Rate Risk

As of December 30, 2007, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $18.7 million or an increase in the fair value of our financial instruments of $15.3 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR
	2007	2006	2005
	(in thousands, except per share data)
Net sales	$1,081,273	$914,659	$786,924
Cost of sales	703,751	603,551	527,647
Gross profit on sales	377,522	311,108	259,277

Selling, general and administrative expenses	246,258	211,487	181,561
Loss on disposal – Pandel, Inc.	1,873	--	--

Operating income	129,391	99,621	77,716

Interest expense	34,110	42,204	45,541
Other expense	1,851	998	803

Income from continuing operations before tax expense	93,430	56,419	31,372
Income tax expense	35,582	20,612	16,090

Income from continuing operations	57,848	35,807	15,282
Loss from discontinued operations, net of tax	(68,660)	(24,092)	(12,107)
Loss on disposal of discontinued operations, net of tax	--	(1,723)	(1,935)

Net income (loss)	$(10,812)	$9,992	$1,240

Income (loss) per share – basic
Continuing operations	$0.96	$0.66	$0.30
Discontinued operations	(1.14)	(0.45)	(0.24)
Loss on disposal of discontinued operations	--	(0.03)	(0.04)

Net income (loss) per share – basic	$(0.18)	$0.18	$0.02

Income (loss) per share – diluted
Continuing operations	$0.94	$0.64	$0.29
Discontinued operations	(1.12)	(0.43)	(0.23)
Loss on disposal of discontinued operations	--	(0.03)	(0.04)

Net income (loss) per share – diluted	$(0.18)	$0.18	$0.02

Basic weighted average shares outstanding	60,573	54,087	51,551
Diluted weighted average shares outstanding	61,520	55,713	52,895

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	FISCAL YEAR
	2007	2006	2005
	(in thousands)
Net income (loss)	$(10,812)	$9,992	$1,240
Other comprehensive income (loss)
Foreign currency translation adjustment	14,117	25,501	(34,351)
Pension liability adjustment	16,371	(8,039)	5,986

Comprehensive income (loss)	$19,676	$27,454	$(27,125)

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2007	2006
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$82,375	$109,157
Accounts receivable, net	178,625	143,025
Inventories	125,789	112,293
Prepaid expenses and other current assets	18,985	21,805
Deferred income taxes	5,863	6,829
Assets of businesses held for sale	4,792	158,322

Total current assets	416,429	551,431
Property and equipment, net	161,874	134,631
Deferred tax asset	60,942	65,841
Goodwill	142,471	135,610
Other assets	53,516	40,827

	$835,232	$928,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,243	$49,542
Accrued expenses	120,388	98,702
Liabilities of businesses held for sale	220	22,934

Total current liabilities	177,851	171,178
Senior notes	175,000	276,365
Senior subordinated notes	135,000	135,000
Deferred income taxes	7,413	2,058
Other	38,852	63,839

Total liabilities	534,116	648,440

Minority interest	6,974	5,506

Commitments and contingencies

Shareholders’ equity
Preferred stock	--	--
Common stock	6,184	6,066
Additional paid-in capital	332,650	323,132
Retained earnings (deficit)	(15,159)	5,217
Accumulated other comprehensive income – foreign currency translation	1,270	(12,847)
Accumulated other comprehensive income – pension liability	(30,803)	(47,174)

Total shareholders’ equity	294,142	274,394

	$835,232	$928,340

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR
	2007	2006	2005
OPERATING ACTIVITIES:		(in thousands)
Net income (loss)	$(10,812)	$9,992	$1,240
Impairment of goodwill and intangible assets related to discontinued operations	48,322	20,712	--
Loss on discontinued operations	20,338	3,374	12,107
Loss from disposal of discontinued operations	--	1,723	1,935
Income from continuing operations	57,848	35,801	15,282
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	22,487	21,750	20,448
Bad debt expense	1,917	2,247	489
Deferred income taxes and other	4,942	(13,423)	(8,182)
Working capital changes:
Accounts receivable	(32,114)	(20,567)	(4,346)
Inventories	(11,855)	(19,583)	2,433
Prepaid expenses and other current assets	5,967	(5,252)	(3,274)
Accounts payable and accrued expenses	19,312	26,235	11,120
Cash provided by continuing operations	68,504	27,208	33,970
Cash provided by (used in) discontinued operations	(2,796)	5,881	27,892
Cash provided by operating activities	65,708	33,089	61,862

INVESTING ACTIVITIES:
Capital expenditures	(40,592)	(28,540)	(19,354)
Proceeds from sale of discontinued operations	60,732	28,837	--
Other	(7,014)	(7,399)	(5,058)
Cash used in discontinued operations	(6,950)	(5,458)	(6,159)
Cash provided by (used in) investing activities	6,176	(12,560)	(30,571)

FINANCING ACTIVITIES:
Dividends paid	(4,919)	--	--
Debt issuance costs	--	(777)	--
Repurchase of senior notes	(101,365)	(46,634)	(2,000)
Proceeds from issuance of common stock	4,569	86,413	2,960
Cash provided by (used in) financing activities	(101,715)	39,002	960
Net cash provided by (used in) operating, investing and financing activities	(29,831)	59,531	32,251
Effect of exchange rate changes on cash	3,049	2,351	(2,134)

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	(26,782)	61,882	30,117
Balance, beginning of year	109,157	47,275	17,158

Balance, end of year	$82,375	$109,157	$47,275

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a recognized leader in the worldwide commercial interiors market, offering modular and broadloom floorcoverings. The Company manufactures modular and broadloom carpet focusing on the high quality, designer-oriented sector of the market, and provides specialized carpet replacement, installation and maintenance services. Additionally, the Company offers Intersept, a proprietary antimicrobial used in a number of interior finishes, and sponsors the Envirosense Consortium in its mission to address workplace environmental issues.

In the third quarter of 2007, the Company sold its Fabrics Group business segment to a third party.  The Fabrics Group designed, manufactured and marketed fabrics for open plan office furniture systems and commercial interiors.  In April 2006, the Company sold its European fabrics business.  In addition, in 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses (as well as a small Australian dealer business and a small residential fabrics business). In the third quarter 2004, the Company began to dispose of several of the dealer subsidiaries.  The Company has now sold or terminated ongoing operations at each of its owned dealer businesses.  The results of operations and related disposal costs, gains and losses for these businesses are classified as discontinued operations for all periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples include provisions for returns, bad debts, product claims reserves, rebates, estimates of costs to complete performance contracts, inventory obsolescence and the length of product life cycles, accruals associated with restructuring activities, income tax exposures and valuation allowances, environmental liabilities, and the carrying value of goodwill and property and equipment. Actual results could vary from these estimates.

Revenue Recognition

Revenue is recognized when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. Provisions for discounts, sales returns and allowances are estimated using historical experience, current economic trends, and the Company’s quality performance.  The related provision is recorded as a reduction of sales and cost of sales in the same period that the revenue is recognized.  Material differences may result in the amount and timing of net sales for any period if management makes different judgments or uses different estimates.

Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in cost of sales in the consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations.  Research and development expense was $15.8 million, $13.6 million and $10.7 million for the years 2007, 2006 and 2005, respectively.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments.

Cash payments for interest amounted to approximately $38.9 million, $41.9 million and $43.4 million for the years 2007, 2006 and 2005, respectively.  Income tax payments amounted to approximately $16.8 million, $17.5 million and $14.3 million for the years 2007, 2006 and 2005, respectively.  During the years 2007, 2006 and 2005, the Company received income tax refunds of $0.6 million, $2.5 million and $0.1 million, respectively.

Inventories

Inventories are valued at the lower of cost (standards approximating the first-in, first-out method) or market. Costs included in inventories are based on invoiced costs and/or production costs, as applicable.  Included in production costs are material, direct labor and allocated overhead. The Company writes down inventories for the difference between the carrying value of the inventories and their estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

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

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs of approximately $0.9 million, $1.1 million and $0.9 million for the fiscal years 2007, 2006 and 2005, respectively. Depreciation expense amounted to approximately $17.2 million, $18.2 million and $16.5 million for the years 2007, 2006 and 2005, respectively. These amounts exclude depreciation expense of approximately $4.2 million, $9.0 million and $10.9 million for 2007, 2006, and 2005, respectively, now reported as discontinued operations, related to the Fabrics Group business segment.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in December 2001, goodwill was amortized on a straight-line basis over the periods benefited, principally twenty-five to forty years. Accumulated amortization amounted to approximately $77.3 million at both December 30, 2007, and December 31, 2006, and cumulative impairment losses recognized were $151.4 million as of December 30, 2007, and $106.9 million as of December 31, 2006.

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

The Company’s previous business combinations were accounted for using the purchase method. As of December 30, 2007, and December 31, 2006, the net carrying amount of goodwill was $142.5 million and $135.6 million, respectively.  Other intangible assets were $8.5 million and $6.0 million as of December 30, 2007, and December 31, 2006, respectively. The Company capitalizes patent defense costs when it determines that a successful defense is probable.  The Company has capitalized $3.2 million and $3.0 million of such costs in 2007 and 2006, respectively.  These costs are amortized over the remaining useful life of the patent.  Amortization expense during the years 2007, 2006 and 2005 was $0.7 million, $0.3 million and $0.3 million, respectively.

During the fourth quarters of 2007, 2006 and 2005, the Company performed the annual goodwill impairment test required by SFAS No. 142.  In effecting the impairment testing, the Company prepared valuations of reporting units in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. No additional impairment was indicated.  However, the Company recorded a goodwill impairment charge of $20.7 million in 2006 in connection with the sale of its European fabrics operations and a goodwill impairment charge of $44.5 million related to the sale of its Fabrics Group business segment in 2007, which charges are included as part of the loss from discontinued operations.  The Company also recorded a charge of $3.8 million for other impaired intangible assets in connection with the Fabrics Group sale in 2007.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of goodwill for the year ended December 30, 2007, by operating segment are as follows:

	BALANCE DECEMBER 31, 2006	ACQUISITIONS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE DECEMBER 30, 2007
	(in thousands)
Modular Carpet	$74,397	$--	$--	$6,861	$81,258
Bentley Prince Street	61,213	--	--	--	61,213
Specialty Products	--	--	--	--	--
Total	$135,610	$--	$--	$6,861	$142,471

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience.  Warranty reserves amounted to $1.2 million and $1.5 million as of December 30, 2007, and December 31, 2006, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss).  Foreign exchange translation gains (losses) were $14.1 million, $25.5 million and $(34.4) million, for the years 2007, 2006 and 2005, respectively.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income (Loss) Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding.  Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

As of the fiscal year 2007, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” note below. During 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” and has recorded expenses related to such plans in accordance with the standard.  The Company transitioned to the standard using the modified prospective application.  Prior to 2006, those plans were accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Compensation expenses related to stock option plans were not material for 2005.

The following table illustrates the effect on net income and earnings per share (on a pro forma basis) if the fair value recognition provisions of SFAS No. 123 were applied to stock-based employee compensation:

	FISCAL YEAR
	2007	2006	2005
	(in thousands, except per share data)
Net income (loss) as reported	$(10,812)	$9,992	$1,240
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	--	--	(526)
Add: Recognized stock-based compensation	--	--	--
Pro forma net income (loss)	$(10,812)	$9,992	$714

Income (loss) per share:
Basic – as reported	$(0.18)	$0.18	$0.02
Basic – pro forma	(0.18)	0.18	0.01

Diluted – as reported	$(0.18)	$0.18	$0.02
Diluted – pro forma	(0.18)	0.18	0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in fiscal years 2007, 2006 and 2005:

	FISCAL YEAR
	2007	2006	2005
Risk free interest rate	4.73%	4.71%	4.22%
Expected option life	3.25 years	3.18 years	2.0 years
Expected volatility	60%	60%	60%
Expected dividend yield	0.51%	0%	0%

The weighted average fair value of stock options (as of grant date) granted during the years 2007, 2006 and 2005 was $6.99, $5.04 and $2.21, respectively, per share.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pension Benefits

 Net pension expense recorded is based on, among other things, assumptions about the discount rate, estimated return on plan assets and salary increases. While the Company believes these assumptions are reasonable, changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of the Company’s plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year.  The actuarial assumptions used in our salary continuation plan and the Company’s foreign defined benefit plans reporting are reviewed periodically and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligation.  The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class.  Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

Environmental Remediation

  The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made.

Allowances for Doubtful Accounts

 The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Estimating this amount requires the Company to analyze the financial strengths of the its customers.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that the Company is unable to collect may be different than the amount initially estimated.  The Company’s allowance for doubtful accounts on December 30, 2007, and December 31, 2006, was $8.6 million and $6.9 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year financial statement presentation.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2007,” “2006,” and “2005,” mean the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. Fiscal years 2007, 2006 and 2005 were each comprised of 52 weeks.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interest, in consolidated financial statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control.  SFAS No. 160 requires an entity to present minority interests as a component of equity.  Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements.  This standard is effective for the fiscal year beginning after December 15, 2008.  The Company is currently assessing the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  SFAS No. 141R requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree.  The Statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting.  This standard is effective for the fiscal year beginning after December 15 2008.  The Company is currently assessing the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year, and recognize the changes in a defined benefit post-retirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 (the 2006 fiscal year-end for the Company) on a prospective basis.  As a result of the requirement to recognize the unfunded status of the plan as a liability, the Company recorded an adjustment to other accumulated comprehensive income of $11.4 million in the fourth quarter of 2006.  See further discussion below at the note entitled “Employee Benefit Plans.”

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

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
The Company’s previous methodology for recording legal expenses ensured that the Company incurred twelve months of expense in each year.  However, the actual timing and amount of the legal bills received led to an understated liability on the balance sheet.  The Company has recorded a liability of approximately $1.2 million and a decrease in retained earnings of approximately $0.5 million, net of taxes (as the remaining portion of these costs were capitalizable), to properly record incurred legal expenses; and

•
The Company previously under-recorded the liability related to restricted stock by approximately $0.7 million.  There was no impact to consolidated shareholders’ equity as a result of this correction, as the liability for restricted stock is recorded in equity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  For financial assets subject to fair-value measurements, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In November 2007, the FASB granted a deferral for the application of SFAS No. 157 to non-financial assets.  For such assets, adoption is required in fiscal years beginning after November 15, 2008.  The Company is currently evaluating the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” In summary, FIN No. 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.  See the note below entitled “Taxes on Income” for further discussion of this standard.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”).  EITF 06-03 concludes that (a) the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and (b) the presentation of taxes within the scope on either a gross or a net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22.  Furthermore, EITF 06-03 states that for taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented.  EITF is effective for periods beginning after December 15, 2006.  This standard did not have a material impact on our results of operations or financial position.

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

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 30, 2007, and December 31, 2006, the allowance for bad debts amounted to approximately $8.6 million and $6.9 million, respectively, for all accounts receivable of the Company.  Reserves for sales returns and allowances amounted to $3.7 million and $2.2 million as of December 30, 2007, and December 31, 2006, respectively.

INVENTORIES

Inventories are summarized as follows:

	2007	2006
	(in thousands)
Finished goods	$77,036	$66,991
Work-in-process	17,347	13,537
Raw materials	31,406	31,765

	$125,789	$112,293

Reserves for inventory obsolescence amounted to $7.7 million and $6.6 million as of December 30, 2007, and December 31, 2006, respectively, and have been netted against amounts presented above.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2007	2006
	(in thousands)
Land	$8,858	$8,226
Buildings	104,255	94,933
Equipment	302,707	269,171

	415,820	372,330
Accumulated depreciation	(253,946)	(237,699)

	$161,874	$134,631

The estimated cost to complete construction-in-progress for which the Company was committed at December 30, 2007, was approximately $22.9 million.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2007	2006
	(in thousands)
Compensation	$50,898	$47,001
Interest	13,402	15,438
Taxes	14,398	11,771
Accrued purchases	9,923	9,188
Other	31,767	15,304

	$120,388	$98,702

Other non-current liabilities include pension liability of $24.0 million and $50.7 million as of December 30, 2007, and December 31, 2006, respectively (see the discussion below in the note entitled “Employee Benefit Plans”).

BORROWINGS

Revolving Credit Facility

On June 30, 2006, the Company amended and restated its revolving credit facility.  Under the amended and restated facility (the “Facility”), as under its predecessor, the Company’s obligations are secured by a first priority lien on substantially all of the assets of Interface, Inc. and each of its material domestic subsidiaries, which subsidiaries also guarantee the Facility. However, the Facility differed from its predecessor in the following material respects:

•	The stated maturity date of the Facility was extended to June 30, 2011 (and has since been extended to December 31, 2012, see below);

•
The borrowing base governing borrowing availability was modified to include certain eligible equipment and (at our option) real estate, to change certain existing advance rates and types of eligible inventory and to change certain reserve requirements relating to borrowing availability (in each case subject to certain terms and conditions specified therein);

•
The maximum aggregate amount of loans and letters of credit available to us at any one time was increased to $125 million (subsequently modified to $100 million, see below), with an option for us to further increase that amount to up to a maximum of $150 million subject to the satisfaction of  certain conditions;

•
The applicable interest rates and unused line fees were reduced. Interest is charged at varying rates computed by applying a margin (ranging from 0.0% to 0.25%, in the case of advances at a prime interest rate, and 1.25% to 2.25% (subsequently modified to 1.00% to 2.00%, see below), in the case of advances at LIBOR) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and our average excess borrowing availability during the most recently completed fiscal quarter. The unused line fee ranges from 0.25% to 0.375%, depending on our average excess borrowing availability during the most recently completed fiscal quarter;

•
The negative covenants were relaxed in several respects, including with respect to the repayment of our other indebtedness and the payment of dividends and limiting their application to Interface, Inc. and its domestic subsidiaries. Additionally, the financial covenants were amended to delete the senior secured debt coverage ratio and to modify the terms of the sole remaining financial covenant, a fixed charge coverage test;

•
The events of default were amended to limit their application primarily to Interface, Inc. and its domestic subsidiaries and to make certain of the events of default less restrictive by increasing the applicable dollar thresholds thereunder; and

•
The previously-existing multicurrency loan and letter of credit facility available to our foreign subsidiary based in the United Kingdom, as well as the liens on assets in the United Kingdom securing that facility, have been removed from the Facility.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2008, the Company further amended the Facility.  The amendment (the “First Amendment”) extended the stated maturity date of the Facility to December 31, 2012. The applicable interest rates for LIBOR-based loans have been reduced.  Interest on those loans is now charged at varying rates computed by applying a margin ranging from 1.00% to 2.00% (reduced from the range of 1.25% to 2.25%) over the applicable LIBOR rate, depending on our average excess borrowing availability during the most recently completed fiscal quarter.  The Company also is no longer required to deliver monthly financial statements to the lenders. In light of our recent borrowing levels and in an effort to reduce unused line fees, the Company has reduced the maximum aggregate amount of loans and letters of credit available to us at any one time from $125 million to $100 million (subject to a borrowing base, as existed prior to the First Amendment), with an option for us to increase that maximum aggregate amount to $150 million (the same option level that existed prior to the First Amendment) upon the satisfaction of certain conditions. The lender group has been reduced from 5 lenders to 4 lenders, and the lending commitments have been reallocated among the remaining lenders. In connection with the reduction in the number of lenders and the reallocation of lending commitments, the threshold of “Required Lenders” for purposes of certain amendments and consents under the Facility has been increased from more than 50% of the aggregate amount of the lending commitments to more than 66 2/3% of the aggregate amount of the lending commitments.

The Facility also includes various reporting, affirmative and negative covenants, and other provisions that restrict the Company’s ability to take certain actions, including provisions that restrict the Company’s ability to: (1) repay the Company’s long-term indebtedness unless the Company meets a specified minimum excess availability test; (2) incur indebtedness or contingent obligations; (3) make acquisitions of or investments in businesses (in excess of certain specified amounts); (4) sell or dispose of assets (in excess of certain specified amounts); (5) create or incur liens on assets; and (6) enter into sale and leaseback transactions.

The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

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

As of December 30, 2007, and December 31, 2006, the Company had no borrowings outstanding under the Facility.  The amended and restated Facility has no Multicurrency Loan Facility, and therefore no multicurrency borrowings were outstanding as of December 30, 2007 or December 31, 2006.  At December 30, 2007, the Company had $12.3 million outstanding in letters of credit under the Facility.  As of December 30, 2007, the Company could have incurred $62.1 million of additional borrowings under the Facility.

Credit Agreement with ABN AMRO Bank N.V.

On March 9, 2007, Interface Europe B.V. (our modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries entered into a Credit Agreement with ABN AMRO Bank N.V. Under the Credit Agreement, ABN AMRO provides a credit facility for borrowings and bank guarantees in varying aggregate amounts over time as follows:

Time Period	Maximum Amount in Euros
(in millions)
January 1, 2007 - April 30, 2007	20
May 1, 2007 - September 30, 2007	26
October 1, 2007 - April 30, 2008	15
May 1, 2008 - September 30, 2008	21
October 1, 2008 - April 30, 2009	10
May 1, 2009 - September 30, 2009	16
From October 1, 2009	5

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest on borrowings under this facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum.  Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or a part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued.  An unused line fee of 0.5% per annum is payable with respect to any undrawn portion of the facility.  The facility is secured by liens on certain real, personal and intangible property of our principal European subsidiaries.  The facility also includes various financial covenants (which require the borrowers to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability to take certain actions.  As of December 30, 2007, there were no borrowings outstanding under this facility.

The Company is presently in compliance with all covenants under this facility and anticipate that it will remain in compliance with the covenants for the foreseeable future.

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

These notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior subordinated basis by certain of the Company’s domestic subsidiaries.  The notes will become redeemable for cash after February 1, 2009, at the Company’s option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on February 1, 2012, plus accrued interest thereon to the date fixed for redemption.  As of both December 30, 2007, and December 31, 2006, the Company had outstanding $135 million of 9.5% Senior Subordinated Notes due 2014.  At December 30, 2007, and December 31, 2006, the estimated fair value of these notes, based on then current market prices, was approximately $141.1 million and $141.8 million, respectively.

10.375% Senior Notes

On January 17, 2002, the Company completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1 and August 1 beginning August 1, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility.

The notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. As of both December 30, 2007, and December 31, 2006, the Company had outstanding $175 million in 10.375% Senior Notes. At December 30, 2007, and December 31, 2006, the estimated fair value of these notes based on then current market prices was approximately $183.3 million and $193.4 million, respectively.

7.3% Senior Notes

As of December 31, 2006, the Company had outstanding $101.4 million in 7.3% Senior Notes due 2008. These notes were repurchased and redeemed in their entirety during 2007.  The Company paid premiums of $1.5 million and $1.0 million, during 2007 and 2006, respectively, in connection with the repurchase and redemption of these notes. These charges are included in other expense in the consolidated statements of operations.  Interest on these notes was payable semi-annually on April 1 and October 1 beginning on October 1, 1998.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $15.7 million of other lines of credit available at interest rates ranging from 1.0% to 9.6%. As of December 30, 2007, and December 31, 2006, there were no borrowings outstanding under these lines of credit.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowing Costs

Deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, were $5.5 million and $6.7 million, as of December 30, 2007, and December 31, 2006, respectively.  The Company amortizes these costs over the life of the related debt.  Expenses related to such costs for the years 2007, 2006 and 2005 amounted to $1.2 million, $1.9 million and $2.3 million, respectively.

Future Maturities

The aggregate maturities of borrowings for each of the five years subsequent to December 30, 2007, are as follows:

FISCAL YEAR	AMOUNT
(in thousands)
2008	$--
2009	--
2010	175,000
2011	--
2012	--
Thereafter	135,000
$310,000

PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock.  In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company.  As of December 30, 2007, and December 31, 2006, there were no shares of preferred stock issued.

Preferred Share Purchase Rights

The Company has previously issued one purchase right (a “Right”) in respect of each outstanding share of Common Stock pursuant to a Rights Agreement it entered into in 1998. Each Right entitles the registered holder of the Common Stock to purchase from the Company one two-hundredth of a share (a “Unit”) of Series B Participating Cumulative Preferred Stock (the “Series B Preferred Stock”).

The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that acquires (without the consent of the Company’s Board of Directors) 15% or more of the outstanding shares of Common Stock or if other specified events occur without the Rights having been redeemed or in the event of an exchange of the Rights for Common Stock as permitted under the Shareholder Rights Plan.

The dividend and liquidation rights of the Series B Preferred Stock are designed so that the value of one Unit of Series B Preferred Stock issuable upon exercise of each Right will approximate the same economic value as one share of Common Stock, including voting rights. The exercise price per Right is $90, subject to adjustment. Shares of Series B Preferred Stock will entitle the holder to a minimum preferential dividend of $1.00 per share, but will entitle the holder to an aggregate dividend payment of 200 times the dividend declared on each share of Common Stock. In the event of liquidation, each share of Series B Preferred Stock will be entitled to a minimum preferential liquidation payment of $1.00, plus accrued and unpaid dividends and distributions thereon, but will be entitled to an aggregate payment of 200 times the payment made per share of Common Stock. In the event of any merger, consolidation or other transaction in which Common Stock is exchanged for or changed into other stock or securities, cash or other property, each share of Series B Preferred Stock will be entitled to receive 200 times the amount received per share of Common Stock. Series B Preferred Stock is not convertible into Common Stock.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On February 20, 2008, the Company’s Board of Directors determined to adopt a new shareholder rights agreement to succeed the 1998 Rights agreement, which expires on March 17, 2008. The Company anticipates that the new rights agreement will be substantially similar to the 1998 Rights Agreement, and that it will enter into the new rights agreement prior to the expiration of the 1998 Rights Agreement.

SHAREHOLDERS’ EQUITY

The Company is authorized to issue 80 million shares of $0.10 par value Class A Common Stock and 40 million shares of $0.10 par value Class B Common Stock. Class A and Class B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. Under the terms of the Class B Common Stock, its special voting rights to elect a majority of the Board members would terminate irrevocably if the total outstanding shares of Class B Common Stock ever comprises less than ten percent of the Company’s total issued and outstanding shares of Class A and Class B Common Stock. On December 30, 2007, the outstanding Class B shares constituted approximately 10.5% of the total outstanding shares of Class A and Class B Common Stock.

The Company’s Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol IFSIA (which will change to the symbol IFSI.A on April 7, 2008). The Company’s Class B Common Stock is not publicly traded. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis.

Both classes of Common Stock share in dividends available to common shareholders. The Company paid dividends totaling $0.08 per share during 2007.  There were no dividends paid in 2006 or 2005.  The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination.  Such other factors include limitations contained in the agreement for its primary revolving credit facility and in the indentures for our public indebtedness, each of which specify conditions as to when any dividend payments may be made.  As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

All treasury stock is accounted for using the cost method.

Common Stock Offering

On November 10, 2006, the Company sold 5,750,000 shares of its Class A common stock (which amount includes the underwriters’ exercise in full of their option to purchase an additional 750,000 shares to cover over-allotments) at a public offering price of $14.65 per share pursuant to a common stock offering, resulting in net proceeds of approximately $78.9 million after deducting the underwriting discounts, commissions and estimated offering expenses.  The proceeds of this offering were primarily used to repay our outstanding debt, as well as to fund other general corporate purposes.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show changes in common shareholders’ equity during the past three years.

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	MINIMUM PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at January 2, 2005	45,510	$4,550	6,910	$693	$229,382	$(2,683)	$(33,768)	$(3,996)
Net income (loss)	--	--	--	--	--	1,240	--	--
Conversion of common stock	280	28	(280)	(28)	--	--	--	--
Stock issuances under employee plans	541	53	--	--	2,903	--	--	--
Other issuances of common stock	--	--	386	38	3,078	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(3,114)	--	--	--
Forfeitures and compensation expense related to restricted stock awards	--	--	--	--	1,747	--	--	--
Tax benefit from exercise of stock options	--	--	--	--	304	--	--	--
Tax benefit from vesting of restricted stock	--	--	--	--	14	--	--	--
Minimum pension liability adjustment	--	--	--	--	--	--	5,986	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	(34,351)
Balance, at January 1, 2006	46,331	$4,631	7,016	$703	$234,314	$(1,443)	$(27,782)	$(38,347)

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at January 1, 2006	46,331	$4,631	7,016	$703	$234,314	$(1,443)	$(27,782)	$(38,347)
Net income (loss)	--	--	--	--	--	9,992	--	--
SAB 108 adjustments	--	--	--	--	701	(3,332)	--	--
Conversion of common stock	662	66	(662)	(66)	--	--	--	--
Stock issuances under employee plans	1,189	119	--	--	6,087	--	--	--
Other issuances of common stock	--	--	385	38	3,367	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(3,406)	--	--	--
Equity offering	5,750	575	--	--	78,771	--	--	--
Forfeitures and compensation expense related to restricted stock awards	--	--	--	--	3,298	--	--	--
Pension liability adjustment	--	--	--	--	--	--	(19,392)	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	25,500
Balance, at December 31, 2006	53,932	$5,391	6,739	$675	$323,132	$5,217	$(47,174)	$(12,847)

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 31, 2006	53,932	$5,391	6,739	$675	$323,132	$5,217	$(47,174)	$(12,847)
Net income (loss)	--	--	--	--	--	(10,812)	--	--
FIN 48 adjustments	--	--	--	--	--	(4,645)	--	--
Conversion of common stock	564	56	(564)	(56)	--	--	--	--
Stock issuances under employee plans	873	87	--	--	4,482	--	--	--
Other issuances of common stock	--	--	307	31	4,601	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(4,639)	--	--	--
Cash dividends paid	--	--	--	--	--	(4,919)	--	--
Forfeitures and compensation expense related to restricted stock awards	--	--	--	--	5,074	--	--	--
Pension liability adjustment	--	--	--	--	--	--	16,371	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	14,117
Balance, at December 30, 2007	55,369	$5,534	6,482	$650	$332,650	$(15,159)	$(30,803)	$1,270

Stock Options

The Company has an Omnibus Stock Incentive Plan (“Omnibus Plan”) under which a committee of independent directors is authorized to grant directors and key employees, including officers, options to purchase the Company’s Common Stock. Options are exercisable for shares of Class A or Class B Common Stock at a price not less than 100% of the fair market value on the date of grant. The options become exercisable either immediately upon the grant date or ratably over a time period ranging from one to five years from the date of the grant.  The Company’s options expire at the end of time periods ranging from three to ten years from the date of the grant. Initially, in 1997, an aggregate of 3,600,000 shares of Common Stock not previously authorized for issuance under any plan, plus the number of shares subject to outstanding stock options granted under certain predecessor plans minus the number of shares issued on or after the effective date pursuant to the exercise of such outstanding stock options granted under predecessor plans, were available to be issued under the Omnibus Plan. In May 2001, the shareholders approved an amendment to the Omnibus Plan which increased by 2,000,000 the number of shares of Common Stock authorized for issuance under the Omnibus Plan.  In May 2006, the shareholders approved an amendment to the Omnibus Plan.  The amendment extended the term of the Omnibus Plan until February 2016, and increased the number of shares authorized for issuance or transfer on or after the effective date of the amendment to 4,250,000 shares.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2006, the Company adopted SFAS No. 123R, “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.”  This standard requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  Under SFAS No. 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model.  The Company is continuing to use the Black-Scholes model.  SFAS No. 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.

The Company recognized stock option compensation expense of $0.3 million in each of 2007 and 2006.  There was no recognized expense related to stock options in 2005.  The remaining unrecognized compensation cost related to unvested awards at December 30, 2007, approximated $0.3 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in fiscal years 2007, 2006 and 2005:

	FISCAL YEAR
	2007	2006	2005
Risk free interest rate	4.73%	4.71%	4.22%
Expected option life	3.25 years	3.18 years	2.0 years
Expected volatility	60%	60%	60%
Expected dividend yield	0.51%	0%	0%

The weighted average fair value of stock options (as of grant date) granted during the years 2007, 2006 and 2005 was $6.99, $5.04 and $2.21, respectively, per share.

The following table summarizes stock options outstanding as of December 30, 2007, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,759,000	$6.07
Granted	40,000	15.85
Exercised	873,000	5.23
Forfeited or cancelled	121,000	9.06
Outstanding at December 30, 2007 (a)	805,000	$6.22

Exercisable at December 30, 2007 (b)	665,000	$5.67

(a)  At December 30, 2007, the weighted-average remaining contractual life of options outstanding was 3.2 years.
(b)  At December 30, 2007, the weighted-average remaining contractual life of options exercisable was 2.9 years.

At December 30, 2007, the aggregate intrinsic values of options outstanding and options exercisable were $8.2 million and $7.1 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The intrinsic value of stock options exercised in 2007, 2006 and 2005 was $10.6 million, $7.9 million and $2.0 million, respectively.  The cash proceeds related to stock options exercised in 2007, 2006 and 2005 were $4.6 million, $7.1 million and $3.0 million, respectively.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 30, 2007	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 30, 2007	Weighted Average Exercise Price

$2.64- 3.69	165,000	4.44	$2.96	110,000	$3.08
4.00- 5.99	372,000	2.92	4.88	367,000	4.88
6.00- 8.88	147,000	2.62	8.01	130,000	7.92
9.00-16.42	121,000	2.94	12.64	58,000	10.59

	805,000	3.18	$6.22	665,000	$5.67

Restricted Stock Awards

During fiscal years 2007, 2006 and 2005, the Company granted restricted stock awards totaling 327,000, 394,000 and 386,000 shares, respectively, of Class B common stock.  These awards (or a portion thereof) vest with respect to each recipient over a three to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $5.0 million, $2.9 million and $1.7 million for 2007, 2006 and 2005, respectively.  SFAS No. 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.

The following table summarizes restricted stock activity as of December 30, 2007, and during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	1,311,000	$8.00
Granted	307,000	15.00
Vested	755,000	8.71
Forfeited or cancelled	11,000	13.14
Outstanding at December 30, 2007	852,000	$9.90

As of December 30, 2007, the unrecognized total compensation cost related to unvested restricted stock was $4.7 million.  That cost is expected to be recognized by the end of 2011.

As stated above, SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.  In prior years, the Company did not estimate the forfeitures of its restricted stock as the expense was recorded.  In accordance with the standard, the Company is required to record a cumulative effect of the change in accounting principle to reduce previously recognized compensation for awards not expected to vest (i.e., forfeited or cancelled awards).  Upon adoption of SFAS No. 123R, the Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within the selling, general and administrative expense on the Company’s consolidated statement of operations.  The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the consolidated statement of operations.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basic income (loss) per share has been computed based upon 60,573,000, 54,087,000 and 51,551,000 weighted average shares outstanding for the years 2007, 2006 and 2005, respectively. Diluted income (loss) per share has been computed based upon 61,520,000, 55,713,000 and 52,895,000 shares outstanding for the years 2007, 2006 and 2005, respectively.  For fiscal years 2007, 2006 and 2005, options to purchase 40,000, 65,000 and 529,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.

	FISCAL YEAR
	2007	2006	2005
	(in thousands, except per share data)
Basic and diluted income (loss) available to shareholders (numerator):
Income (loss) from continuing operations	$57,848	$35,807	$15,282
Loss from discontinued operations	(68,660)	(24,092)	(12,107)
Loss on disposal of discontinued operations	--	(1,723)	(1,935)

Net income (loss)	$(10,812)	$9,992	$1,240

Shares (denominator):
Weighted average shares outstanding	60,573	54,087	51,551
Dilutive securities:
Options and awards	947	1,626	1,344

Total assuming conversion	61,520	55,713	52,895

Income (loss) per share – basic:
Income (loss) from continuing operations	$0.96	$0.66	$0.30
Loss from discontinued operations	(1.14)	(0.45)	(0.24)
Loss on sale of discontinued operations	--	(0.03)	(0.04)

Net income (loss)	$(0.18)	$0.18	$0.02

Income (loss) per share – diluted:
Income (loss) from continuing operations	$0.94	$0.64	$0.29
Loss from discontinued operations	(1.12)	(0.43)	(0.23)
Loss on sale of discontinued operations	--	(0.03)	(0.04)

Net income (loss)	$(0.18)	$0.18	$0.02

RESTRUCTURING CHARGE

During the first quarter of 2006, the Company recorded a pre-tax restructuring charge of $3.3 million.  The charge reflected:  (i) the closure of a fabrics manufacturing facility in East Douglas, Massachusetts, and consolidation of those operations into the Company’s Elkin, North Carolina facility; (ii) workforce reduction at this facility; and (iii) a reduction in carrying value of another fabrics facility and other assets.  As these charges related to the divested Fabrics Group business segment, they have been included in “Loss from discontinued operations, net of tax” in the consolidated statements of operations.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred During 2006	Balance at 12/31/06	Costs Incurred During 2007	Balance at 12/31/07
	(in thousands)
Facilities consolidation	$1,000	$818	$182	$182	$--
Workforce reduction	300	215	85	85	--
Other impaired assets	1,960	1,960	--	--	--
	$3,260	$3,260	$267	$267	$-

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

TAXES ON INCOME

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR
	2007	2006	2005
	(in thousands)
Current expense/(benefit):
Federal	$190	$(115)	$2,079
Foreign	20,332	16,183	13,081
State	770	(71)	706

	21,292	15,997	15,866
Deferred expense/(benefit):
Federal	(2,184)	141	(10,972)
Foreign	6,291	2,503	4,225
State	(982)	156	575

	3,125	2,800	(6,172)

	$24,417	$18,797	$9,694

Income tax expense (benefit) is included in the accompanying consolidated statements of operations as follows:

	FISCAL YEAR
	2007	2006	2005
	(in thousands)

Continuing operations	$35,582	$20,612	$16,090
Loss from discontinued operations	(11,165)	(1,815)	(6,454)
Loss on disposal of discontinued operations	--	--	58

	$24,417	$18,797	$9,694

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income (loss) from continuing operations before taxes on income consisted of the following:

	FISCAL YEAR
	2007	2006	2005
	(in thousands)
U.S. operations	$10,462	$3,008	$(9,951)
Foreign operations	82,968	53,411	41,323

	$93,430	$56,419	$31,372

Deferred income taxes for the years ended December 30, 2007, and December 31, 2006, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 30, 2007, the Company had approximately $125.7 million in federal net operating loss carryforwards from continuing operations with expiration dates through 2025.  In addition, the Company had approximately $16.2 million in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per SFAS No. 123(R). The Company’s foreign subsidiaries had approximately $4.6 million in net operating losses available for an unlimited carryforward period. The Company expects to utilize all of its federal and foreign carryforwards prior to their expiration.  The Company had approximately $103.7 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2027. The Company had provided a valuation allowance against $19 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $182 million in state net operating loss carryforwards relating to discontinued operations against which a valuation allowance has been provided.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2007		2006
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(in thousands)
Basis differences of property and equipment	$--	$8,219	$--	$4,857
Basis difference of intangible assets	--	704	--	860
Foreign currency loss	--	3,016	--	2,731
Net operating loss carryforwards	50,051	--	52,848	--
Valuation allowances on net operation loss carryforwards	(1,140)	--	(1,045)	--
Deferred compensation	14,523	--	14,853	--
Nondeductible reserves and accruals	5,351	--	2,741	--
Pensions	2,632	--	10,517	--
Other differences in basis of assets and liabilities	--	86	--	854

	$71,417	$12,025	$79,914	$9,302

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are included in the accompanying balance sheets as follows:

	FISCAL YEAR
	2007	2006
	(in thousands)
Deferred income taxes (current asset)	$5,863	$6,829
Deferred tax asset (non-current asset)	60,942	65,841
Deferred income taxes (non-current liabilities)	(7,413)	(2,058)
	$59,392	$70,612

Management believes, based on the Company’s history of operating expenses and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at December 30, 2007.

The Company’s effective tax rate from continuing operations differs from the U.S. federal statutory rate. The following summary reconciles taxes at the U.S. federal statutory rate with the effective rates:

	FISCAL YEAR
	2007	2006	2005
Taxes on income (benefit) at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase(decrease) in taxes resulting from:
State income taxes, net of federal benefit	0.3	0.4	(1.1)
Non-deductible business expenses	1.6	0.8	1.4
Foreign and U.S. tax effects attributable to foreign operations	(0.4)	2.2	3.3
Nondeductible loss on sale of subsidiary	0.7	--	--
America Jobs Creation Act – Repatriation, including state taxes	--	--	10.9
Cumulative effect of change in tax rates	--	(1.2)	--
Valuation allowance additions (reversals) – State NOL	0.1	(0.4)	2.9
Other	0.8	(0.3)	(1.1)

Taxes on income (benefit) at effective rates	38.1%	36.5%	51.3%

During the fourth quarter of 2006, the Dutch government enacted a tax rate reduction from 29.6% to 25.5% effective January 1, 2007. SFAS No.109, “Accounting for Income Taxes,” requires that deferred tax balances be revalued to reflect such tax rate changes. The revaluation resulted in a decrease in the Company’s effective tax rate of 1.2%.

The American Jobs Creation Act of 2004 (the “Act”) was enacted into law in October 2004.  The Act provided for a one-time dividend received deduction of 85%, in excess of the base-period amount, for qualifying foreign earnings repatriated from controlled foreign corporations. During 2005, the Company repatriated, under the Act, approximately $35.9 million in previously unremitted foreign earnings and recorded a provision for taxes on such previously unremitted foreign earnings of approximately $3.4 million.

During 2006, in connection with the sale of the European component of its fabrics business, the Company repatriated approximately $1.4 million in previously unremitted foreign earnings and recorded a provision for taxes on such previously unremitted foreign earnings of approximately $0.5 million. This repatriation of foreign earnings during 2006 increased the Company’s effective rate by 0.9% which has been reflected as a component of the “Foreign and U.S. tax effects attributable to foreign operations” line item of the effective tax rate reconciliation.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $140 million at December 30, 2007.  Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  Withholding taxes of approximately $4 million would be payable upon remittance of all previously unremitted earnings at December 30, 2007.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  As a result of the adoption, the Company recognized a $4.6 million increase in its liability for unrecognized tax benefits with a corresponding decrease to the opening balance of retained earnings.

As of January 1, 2007, the Company had unrecognized tax benefits of $7.3 million, which if recognized would be recorded as a benefit to income taxes and, therefore, result in a favorable impact on the Company’s effective tax rate in future periods.  For the year ended December 30, 2007, the Company increased its unrecognized tax benefits by $0.4 million due to changes in the foreign currency translation of its unrecognized tax benefits.  As of December 30, 2007, the Company had unrecognized tax benefits of $7.7 million, included in other liabilities in the Company’s consolidated balance sheet; of which an estimated $7.3 million (if recognized) would have an impact on the Company’s effective tax rate in future periods.  If these benefits are not favorably settled, $6.0 million of the total amount of unrecognized tax benefits would require the use of cash in future periods.

The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense.  As of December 30, 2007, the Company had accrued interest and penalties of $0.8 million which is included in the total unrecognized tax benefit noted above.

The Company’s federal income tax returns are subject to examination for the years 2003 to the present.  The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2003 to the present.  The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2001 to the present.

In August 2006, the Canadian tax authorities (CRA) proposed a reassessment of taxable income for transfer pricing related adjustments for the years 2001 and 2002. The Company has included in its liability for unrecognized tax benefits an amount that is more likely than not to be assessed on final settlement. In November 2006, the Company filed a submission with the CRA to set aside the reassessment of taxable income. The Company expects to receive an official response from the CRA during 2008 that may have a material impact on the Company’s unrecognized tax benefits; however, the estimated outcome is indeterminable at this time.

Management believes changes to our unrecognized tax benefits that are reasonably possible in the next 12 months, other than the Canadian reassessment noted above, will not have a significant impact on our financial positions or results of operations.  The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$7,297
Increases related to tax positions taken during the current year	65
Decreases related to tax positions taken during prior years	(454)
Increases related to tax positions taken during the prior years	389
Increase due to foreign currency translation	416
3
Balance at December 30, 2007	$7,713

DISCONTINUED OPERATIONS

As discussed below in the note entitled “Sale of Fabrics Business,” in the second quarter of 2007, the Company committed to a plan to exit its Fabrics Group business segment, and in the third quarter of 2007, the Company completed the sale.  Therefore, the results for the Fabrics Group business segment have been reported as discontinued operations.  In connection with this action, the Company also recorded write-downs for the impairment of assets and goodwill of $17.4 million and $44.5 million, respectively, in 2007.  In connection with the sale, the Company recorded the aforementioned impairments to reduce the carrying value of the business segment to its fair value.  In 2007, the Company recorded approximately $12.4 million of direct costs to sell the Fabrics  Group business segment.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses and began to dispose of several of the dealer subsidiaries. Therefore, the results for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management also decided to exit at that time, are reported as discontinued operations. In connection with this action, the Company also recorded write-downs for the impairment of assets of $3.5 million in 2005.

By the end of 2006, the Company had sold nine dealer businesses (eight of which were sold to the respective general managers of those businesses) and had closed all six others.  The cash proceeds from the sales were $7.5 million.  The Company also received promissory notes in an aggregate amount of $2.2 million at interest rates ranging from prime to 12% and with maturities ranging from one to three years.  The Company recorded after-tax losses of $1.9 million in 2005 related to Re:Source dealer business dispositions.

Summary operating results for the discontinued businesses are as follows:

	FISCAL YEAR
	2007	2006	2005
	(in thousands)
Net sales	$82,003	$164,546	$229,758
Income (loss) on operations before taxes on income (benefit)	(79,825)	(27,631)	(20,438)
Taxes on income (benefit)	(11,165)	(1,815)	(6,396)
Income (loss) on operations, net of tax	(68,660)	(25,816)	(14,042)

Assets and liabilities, including reserves, related to discontinued businesses that were held for sale consist of the following:

	FISCAL YEAR
	2007	2006
	(in thousands)
Current assets	$79	$54,156
Property and equipment	4,706	54,094
Other assets	7	50,072

Current liabilities	220	11,181
Other liabilities	--	11,753

HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company has used derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by the fluctuations in values of the underlying exposures being hedged. The Company has not held or issued derivative financial instruments for trading purposes. The Company has historically monitored the use of derivative financial instruments through the use of objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. The Company has established strict counter-party credit guidelines and has entered into transactions only with financial institutions of investment grade or better. As a result, the Company has historically considered the risk of counter-party default to be minimal.  As of December 30, 2007, the Company was not a party to any such transactions.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At December 30, 2007, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(in thousands)
2008	$24,032
2009	18,357
2010	13,765
2011	11,397
2012	8,905
Thereafter	12,313

$88,769

The totals above exclude minimum lease payments of $0.3 million, $0.2 million and $0.1 million in each of years 2008-2010 related to the discontinued operations of the Re:Source dealer business.  The totals above also exclude minimum lease payments of $0.6 million in each of years 2008-2010, related to the discontinued operations of the U.S. raised/access flooring business.

Rental expense amounted to approximately $23.1 million, $20.9 million and $18.6 million, for the years 2007, 2006 and 2005, respectively.  This excludes rental expenses of approximately $0.5 million, $2.0 million and $4.6 million for 2007, 2006 and 2005, respectively, related to the discontinued operations of the Re:Source dealer business, and excludes rental expenses of approximately $0.6 million, $0.6 million and $0.6 million for 2007, 2006 and 2005, respectively, related to the discontinued operations of the U.S. raised/access flooring business.  This also excludes rental expenses of $1.9 million, $4.4 million and $6.9 million for 2007, 2006 and 2005, respectively, related to the discontinued operations of the Fabrics Group business segment.

The Company is from time to time a party to routine litigation incidental to its business.  Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $2.4 million, $1.4 million and $1.2 million for the years 2007, 2006 and 2005, respectively, for continuing operations.  These totals exclude $0.4 million, $0.7 million and $0.9 million of matching contributions for the years 2007, 2006 and 2005, respectively, related to the discontinued Fabrics and Re:Source dealer businesses.  No discretionary contributions were made in 2007, 2006 or 2005.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the Rabbi Trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $15.8 million at December 30, 2007.  The Company invested the deferrals in cash and marketable securities.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $5.1 million, $2.9 million and $4.8 million, for the years 2007, 2006 and 2005, respectively. Plan assets are primarily invested in equity and fixed income securities.  The Company uses a measurement date of December 31 for the plans.  As of December 31, 2007, for the European plans, the Company had a net liability recorded of $8.7 million, an amount equal to their unfunded status, and has recorded in Other Comprehensive Income an amount equal to $27.5 million (net of taxes) related to the future amounts to be recorded in net post-retirement benefit costs.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with SFAS No. 132, as revised.

	FISCAL YEAR
	2007	2006
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$248,974	$206,662
Service cost	3,377	2,429
Interest cost	12,531	9,913
Benefits paid	(10,714)	(7,283)
Actuarial loss (gain)	(24,484)	9,108
Member contributions	1,007	792
Currency translation adjustment	8,420	27,353

Benefit obligation, end of year	$239,111	$248,974

Change in plan assets
Plan assets, beginning of year	$213,248	$176,999
Actual return on assets	10,385	12,098
Company contributions	8,048	6,943
Member contributions	1,487	1,188
Benefits paid	(10,714)	(7,283)
Currency translation adjustment	7,960	23,303

Plan assets, end of year	$230,414	$213,248

Reconciliation to balance sheet
Funded status	$(8,697)	$(35,726)
Unrecognized actuarial loss	--	--
Unrecognized prior service cost	--	--
Unrecognized transition adjustment	--	--

Net amount recognized	$(8,697)	$(35,726)
Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$--	$--
Accrued benefit liability	(8,697)	(35,726)
Accumulated other comprehensive income	--	--

Net amount recognized	$(8,697)	$(35,726)

Amounts recognized in accumulated other
comprehensive income (after tax)

Unrecognized actuarial loss	$26,695	$43,185
Unamortized prior service costs	260	288
Total amount recognized	$26,955	$43,473

The actuarial gain identified above includes approximately $8 million related to a modification of employee data related to the Company’s plans.  In prior years, a plan modification was not reflected in employee data, and in the current year, the employee data was updated for this change.  The impact to the 2007 financial statements was a $5.6 million adjustment to other comprehensive income net of $2.4 million in taxes.  The Company has determined that the modification was not significant to the overall financial statement presentation in prior years and has therefore included the impact of the change in the current year.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above disclosure represents the aggregation of information related to the Company’s two defined benefit plans which cover many of its European employees.  As of December 30, 2007, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had an accumulated benefit obligation in excess of the plan assets. The other plan, which covers certain employees in Europe (the “Europe Plan”), had assets in excess of the accumulated benefit obligation.  The following table summarizes this information as of December 30, 2007.  As of December 31, 2006, both plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.

2007
UK Plan	(in thousands)
Projected Benefit Obligation	$183,025
Accumulated Benefit Obligation	179,580
Plan Assets	168,365

Europe Plan
Projected Benefit Obligation	$56,086
Accumulated Benefit Obligation	54,709
Plan Assets	62,049

	FISCAL YEAR
	2007	2006	2005
	(in thousands)
Components of net periodic benefit cost
Service cost	$3,453	$2,033	$2,540
Interest cost	12,531	9,913	10,089
Expected return on plan assets	(13,766)	(11,157)	(10,457)
Amortization of prior service cost	42	39	168
Recognized net actuarial (gains)/losses	2,834	1,979	2,499
Amortization of transition asset	--	53	--

Net periodic benefit cost	$5,094	$2,860	$4,839

For 2008, it is estimated that approximately $1.3 million of expenses related to the amortization of unrecognized items will be included in the net periodic benefit cost.  During 2007, other comprehensive income was impacted by approximately $16.2 million, after tax.  The components of this change were approximately $13.4 million of actuarial gain, and $2.8 million of amortization loss during the year.

	FISCAL YEAR
	2007	2006	2005
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.0%	4.7%	5.0%
Expected return on plan assets	6.2%	6.2%	6.4%
Rate of compensation	3.4%	3.4%	3.2%
Weighted average assumptions used to determine benefit obligations
Discount rate	5.6%	5.0%	4.5%
Rate of compensation	3.3%	3.3%	3.1%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class.  Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s foreign defined benefit plans’ accumulated benefit obligations were in excess of the fair value of the plans’ assets.  The projected benefit obligations, accumulated benefit obligations and fair value of these plan assets are as follows:

	FISCAL YEAR
	2007	2006
	(in thousands)
Projected benefit obligation	$239,111	$248,974
Accumulated benefit obligations	234,289	243,938
Fair value of plan assets	230,414	213,248

The Company’s actual weighted average asset allocations for 2007 and 2006, and the targeted asset allocation for 2008, of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR
	2008	2007	2006
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category:
Equity Securities	70-85%	65%	69%
Debt Securities	25-35%	29%	25%
Other	0-5%	6%	6%

	100%	100%	100%

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term.  The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities.  The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks.  The plans’ net assets did not include the Company’s own stock at December 30, 2007 or December 31, 2006.

During 2008, the Company expects to contribute $7.4 million to the plan trust and $11.4 million in the form of direct benefit payments for its foreign defined benefit plans.  It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)

2008	$11,382
2009	11,597
2010	11,843
2011	12,032
2012	12,188
2013-2017	64,825

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Domestic Defined Benefit Plan

The Company maintains a domestic nonqualified salary continuation plan (“SCP”), which is designed to induce selected officers of the Company to remain in the employ of the Company by providing them with retirement, disability and death benefits in addition to those which they may receive under the Company’s other retirement plans and benefit programs. The SCP entitles participants to: (i) retirement benefits upon normal retirement at age 65 (or early retirement as early as age 55) after completing at least 15 years of service with the Company (unless otherwise provided in the SCP), payable for the remainder of their lives (or, if elected by a participant, a reduced benefit is payable for the remainder of the participant’s life and any surviving spouse’s life) and in no event less than 10 years under the death benefit feature; (ii) disability benefits payable for the period of any total disability; and (iii) death benefits payable to the designated beneficiary of the participant for a period of up to 10 years. Benefits are determined according to one of three formulas contained in the SCP, and the SCP is administered by the Compensation Committee of the Company’s Board of Directors, which has full discretion in choosing participants and the benefit formula applicable to each. The Company’s obligations under the SCP are currently unfunded (although the Company uses insurance instruments to hedge its exposure thereunder). The Company is required to contribute the present value of its obligations thereunder to an irrevocable grantor trust in the event of a change in control as defined in the SCP.  The Company uses a measurement date of December 31 for the domestic SCP.

The tables presented below set forth the required disclosures in accordance with SFAS No. 132, as revised, and amounts recognized in the consolidated financial statements related to the domestic SCP.

	FISCAL YEAR
	2007	2006
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$16,070	$15,616
Service cost	262	267
Interest cost	896	849
Benefits paid	(1,019)	(360)
Actuarial loss (gain)	138	(302)

Benefit obligation, end of year	$16,347	$16,070

The amounts recognized in the consolidated balance sheets are as follows:

	2007	2006
	(in thousands)
Current liabilities	$1,051	$1,019
Non-current liabilities	15,296	15,051
	$16,347	$16,070

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	2007	2006
	(in thousands)
Unrecognized actuarial loss	$3,075	$2,850
Unrecognized transition asset	570	616
Unamortized prior service cost	203	235
	$3,848	$3,701

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated benefit obligation related to the SCP was $14.2 million and $14.0 million as of December 30, 2007, and December 31, 2006, respectively.  The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets.  The Company uses insurance instruments to hedge its exposure under the salary continuation plan.

	2007	2006	2005
	(in thousands, except for weighted average assumptions)
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.75%	5.5%	5.8%
Rate of compensation	4.0%	4.0%	4.0%

Weighted average assumptions used to determine benefit obligations
Discount rate	6.0%	5.75%	5.5%
Rate of compensation	4.0%	4.0%	4.0%

Components of net periodic benefit cost
Service cost	$262	$267	$221
Interest cost	896	849	802
Amortization of transition obligation	554	588	546

Net periodic benefit cost	$1,712	$1,704	$1,569

The changes in other comprehensive income during 2007, related to this Plan were approximately $0.4 million, comprised of actuarial loss of $0.1 million and amortization of transition obligation of $0.2 million and amortization of loss of $0.1 million.

For 2008, the Company estimates that approximately $0.6 million of expenses related to the amortization of unrecognized items will be included in net periodic benefit cost for the SCP.

During 2007, the Company contributed $1.0 million in the form of direct benefit payments for its domestic SCP.  It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)
2008	$1,020
2009	1,051
2010	1,051
2011	1,051
2012	1,051
2013-2017	5,448

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Clarification of Adoption of SFAS No. 158 with Regard to the Company’s Defined Benefit Plans

In 2006, upon the adoption of SFAS No. 158, the Company recorded the impact of the standard in its entirety in Other Comprehensive Income, an amount, after tax, of $19.4 million.  During 2007, additional guidance was issued as it relates to the adoption of SFAS No. 158, and it was clarified that the impact of the initial adoption would not be included in Other Comprehensive Income, but rather would be a direct adjustment to Accumulated Other Comprehensive Income.  As a result of this guidance, the Consolidated Statement of Comprehensive Income (Loss) has been adjusted to show the impact only under previous pension accounting guidance (an amount of approximately $8.0 million).

SALE OF FABRICS BUSINESS

In the second quarter of 2007, the Company entered into an agreement to sell its Fabrics Group business segment to a third party.  The sale was completed in the third quarter of 2007.  The purchase price for the business segment was $67.2 million, after working capital and certain other adjustments.  Of this $67.2 million, $6.5 million represents deferred compensation which would be remitted to the Company upon the achievement of certain performance criteria by the disposed segment over the 18 months following the sale.  At this time, the Company has determined that the receipt of the deferred amount is probable and has accordingly recorded this amount as a receivable on the balance sheet.  As described in the notes entitled “Discontinued Operations” and “Impairment of Goodwill,” the Company incurred impairment charges of approximately $61.9 million during the first six months of 2007 to reduce the carrying value of the business segment to fair value as represented by the purchase price.  In the second and third quarters of 2007, the Company incurred approximately $12.4 million of direct costs to sell the business segment.  The major classes of assets and liabilities related to the business segment at disposition were accounts receivable of $15.2 million, inventory of $32.7 million, property, plant and equipment of $36.5 million, and accounts payable and accruals of $11.4 million.

In April 2006, the Company sold its European fabrics business for $28.8 million to an entity formed by the business’s management team.  As discussed below, an impairment charge of $20.7 million was recorded in 2006 in connection with this sale.  The major classes of assets and liabilities related to this disposal group included accounts receivable of $11.9 million, inventory of $11.4 million, property, plant and equipment of $9.5 million, and accounts payable of $7.6 million.  In 2006, the transaction resulted in a net loss on disposal of $1.7 million.

Current and prior periods have been restated to include the results of operations and related disposal costs, gains and losses for these fabrics businesses as discontinued operations.  In addition, assets and liabilities of these businesses have been reported in assets and liabilities held for sale for all periods presented.

SALE OF PANDEL

In the first quarter of 2007, the Company sold its subsidiary Pandel, Inc. for $1.4 million to an entity formed by the general manager of Pandel. The operations of Pandel represented the Company’s Specialty Products segment.  Pandel primarily produced vinyl carpet tile backing and specialty mat and foam products. As a result of this sale, the Company recorded a loss on disposition of $1.9 million in the first quarter of 2007.  The total assets of this business were $3.3 million, comprised primarily of inventory and accounts receivable. Total liabilities related to this business were $0.4 million. Prior to the sale, certain of Pandel’s production assets were conveyed to another subsidiary of the Company, where they continue to be used in the carpet tile backing process.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IMPAIRMENT OF GOODWILL

In the first quarter of 2007, the Company recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to its Fabrics Group business segment.  The Company was exploring possible strategic options with respect to its fabrics business, and its analyses indicated that the carrying value of the assets of the fabrics business exceeded their fair value.  When such an indication is present, the Company measures potential goodwill and other asset impairments based on an allocation of the estimated fair value of the reporting unit to its underlying assets and liabilities.  An impairment loss is recognized to the extent that the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  In addition to the impairment of goodwill, the Company determined that other intangible assets of the business unit were impaired as well.  As discussed above in the note entitled “Sale of Fabrics Business,” in the second quarter of 2007, the Company entered into an agreement to sell its fabrics business segment for approximately $67.2 million (after working capital and certain other adjustments).  As a result of this agreed-upon purchase price, the Company recorded an impairment of assets of approximately $13.6 million in the second quarter of 2007. This impairment was determined based upon the fair value of the business segment as compared to the fair value represented by the purchase price.  Given the nature of the Company’s assets and liabilities, the impairment charge was a reduction of carrying value of property, plant and equipment, as it was determined that all other assets were carried at a value approximating fair value.  These impairment charges have been included in discontinued operations in the Consolidated Statement of Operations for 2007.

During the first quarter of 2006, in connection with the sale of its European fabrics business (described in more detail above in the note entitled “Sale of Fabrics Business”), the Company recorded a charge of $20.7 million for the impairment of goodwill related to its fabrics reporting unit and those European operations.  This charge was based on a review of the Company’s carrying value of goodwill at its fabrics facilities as compared to the potential fair value as represented by the proposed sale price.  This impairment charge has been included in discontinued operations in the Consolidated Statement of Operations for 2006.

SEGMENT INFORMATION

Based on the quantitative thresholds specified in SFAS No. 131, the Company has determined that it has three reportable segments:  (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses, and (3) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products.  The majority of the operations of the Specialty Products segment were sold in March 2007.  In July 2007, the Company completed the sale of its former Fabrics Group business segment.  Accordingly, the Company has included the operations of the former Fabrics Group business segment in discontinued operations.  The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provided carpet installation and maintenance services in the United States, is also reported as discontinued operations in the accompanying Consolidated Statements of Operations.

The accounting policies of the operating segments are the same as those described in the Note entitled “Summary of Significant Accounting Policies.” Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net sales, where intercompany sales have been eliminated. Intersegment sales are accounted for at fair value as if sales were to third parties.  Intersegment sales are not material.  The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. Assets not identifiable to an individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT DISCLOSURES

Summary information by segment follows:

	MODULAR CARPET	BENTLEY PRINCE STREET	SPECIALTY PRODUCTS	TOTAL
2007	(in thousands)
Net sales	$930,717	$148,364	$2,192	$1,081,273
Depreciation and amortization	14,597	1,891	12	16,500
Operating income	133,657	5,593	(1,733)	137,517
Total assets	541,254	129,261	--	670,515

2006
Net sales	$763,659	$137,920	$13,080	$914,659
Depreciation and amortization	15,669	1,816	87	17,572
Operating income	98,244	5,931	364	104,539
Total assets	481,346	118,816	4,045	604,207

2005
Net sales	$646,213	$125,167	$15,544	$786,924
Depreciation and amortization	13,644	1,708	111	15,463
Operating income	77,351	3,494	651	81,496

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts are as follows:

	FISCAL YEAR
	2007	2006	2005
	(in thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$16,500	$17,572	$15,463
Corporate depreciation and amortization	5,987	4,178	4,985

Reported depreciation and amortization	$22,487	$21,750	$20,448

OPERATING INCOME
Total segment operating income	$137,517	$104,539	$81,496
Corporate expenses and eliminations	(8,126)	(4,918)	(3,780)

Reported operating income	$129,391	$99,621	$77,716

ASSETS
Total segment assets	$670,515	$604,207
Discontinued operations	4,792	158,322
Corporate assets and eliminations	159,925	165,811

Reported total assets	$835,232	$928,340

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring activities by segment

The table below details the restructuring activities undertaken in 2006 by segment.  These charges, which relate to our former Fabrics Group business segment, were incurred during the first quarter of 2006, and are included in discontinued operations.

	MODULAR CARPET	BENTLEY PRINCE STREET	FABRICS GROUP (FORMER SEGMENT)	SPECIALITY PRODUCTS	TOTAL
	(in thousands)
Total amounts expected to be incurred	$--	$--	$3,260	$--	$3,260
Cumulative amounts incurred to date	--	--	$3,260	--	$3,260
Total amounts incurred in the period	--	--	$3,260	--	$3,260

There were no restructuring activities in 2007 or 2005.

ENTERPRISE-WIDE DISCLOSURES

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries.  No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended December 30, 2007.  Sales in foreign markets in 2007, 2006 and 2005 were 51.5%, 48.1% and 46.5%, respectively.  These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America.  Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	FISCAL YEAR
	2007	2006	2005
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$524,542	$473,295	$420,505
United Kingdom	159,061	125,689	102,724
Other foreign countries	397,670	315,675	263,695

Net sales	$1,081,273	$914,659	$786,924

LONG-LIVED ASSETS(2)
United States	$82,362	$64,471
United Kingdom	30,677	30,260
Netherlands	20,123	17,626
Other foreign countries	28,712	22,274

Total long-lived assets	$161,874	$134,631

(1) Revenue attributed to geographic areas is based on the location of the customer.

(2) Long-lived assets include tangible assets physically located in foreign countries.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

The following tables set forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Class A Common Stock. The prices represent the reported high and low sale prices during the period presented.

	FISCAL YEAR 2007
	FIRST QUARTER(1)	SECOND QUARTER(2)(3)	THIRD QUARTER(3)	FOURTH QUARTER
	(in thousands, except per share data)
Net sales	$243,492	$264,962	$279,471	$293,348
Gross profit	83,228	92,225	97,929	104,140
Income from continuing operations	9,069	13,323	15,206	20,250
Loss from discontinued operations	(49,685)	(12,325)	(6,650)	--
Net income (loss)	(40,616)	998	8,556	20,250

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.15	$0.22	$0.25	$0.33
Loss from discontinued operations	(0.83)	(0.20)	(0.11)	--
Loss on disposal of discontinued operations	--	--	--	--
Net income (loss)	(0.68)	0.02	0.14	0.33

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$0.22	$0.25	$0.33
Loss from discontinued operations	(0.81)	(0.20)	(0.11)	--
Loss on disposal of discontinued operations	--	--	--	--
Net income (loss)	(0.66)	0.02	0.14	0.33

Share prices
High	$17.10	$19.46	$20.55	$20.00
Low	14.26	15.88	16.67	15.90

(1)
During the first quarter of 2007, the Company recorded pre-tax non-cash charges of $44.5 million for the impairment of goodwill and $3.8 million for the impairment of other intangible assets in connection with the sale of its Fabrics Group business segment.  These charges are included in “Loss from discontinued operations.”

(2)
During the second quarter of 2007, the Company recorded a pre-tax non-cash charge of $13.6 million for the impairment of fixed assets in connection with the sale of its Fabrics Group business segment.  This charge is included in “Loss from discontinued operations.”

(3)
In the second and third quarters of 2007, the Company recorded $3.6 million and $8.8 million, respectively, of direct costs to sell the Fabrics Group business segment.  These charges are included in “Loss from discontinued operations.”

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	FISCAL YEAR 2006
	FIRST QUARTER(1)	SECOND QUARTER(2)	THIRD QUARTER	FOURTH QUARTER
	(in thousands, except per share data)
Net sales	$198,134	$223,184	$234,221	$259,120
Gross profit	67,924	75,708	79,912	87,564
Income from continuing operations	5,435	8,476	9,484	12,412
Loss from discontinued operations	(22,523)	(2,591)	(378)	(323)
Net income (loss)	(17,088)	5,885	9,106	12,089

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.10	$0.16	$0.18	$0.22
Loss from discontinued operations	(0.42)	(0.02)	(0.01)	(0.01)
Loss on disposal of discontinued operations	--	(0.03)	--	--
Net income (loss)	(0.32)	0.11	0.17	0.21

Diluted income (loss) per common share:
Income from continuing operations	$(0.10)	$0.15	$0.17	$0.21
Loss from discontinued operations	(0.41)	(0.01)	--	--
Loss on disposal of discontinued operations	--	(0.03)	--	--
Net income (loss)	(0.31)	0.11	0.17	0.21

Share prices
High	$14.31	$15.70	$13.83	$15.59
Low	8.05	9.84	10.12	12.31

(1)
During the first quarter of 2006, the Company recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in connection with the sale of its European fabrics business.  This charge is included in “Loss from discontinued operations.”

(2)	During the second quarter of 2006, the Company recorded a $1.7 million loss on the divestiture of its European fabrics business. This loss is included in “Loss from discontinued operations.”

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The “guarantor subsidiaries,” which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 10.375% senior notes due 2010 and its 9.5% senior subordinated notes due 2014.  The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

STATEMENT OF OPERATIONS FOR YEAR 2007

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$643,887	$549,795	$--	$(112,409)	$1,081,273
Cost of sales	471,738	344,422	--	(112,409)	703,751

Gross profit on sales	172,149	205,373	--	--	377,522
Selling, general and administrative expenses	101,594	115,254	29,410	--	246,258
Loss on disposal – Pandel, Inc.	1,873	--	--	--	1,873

Operating income (loss)	68,682	90,119	(29,410)	--	129,391

Interest/Other expense	11,603	10,817	13,541	--	35,961
Income (loss) before taxes on income and equity in income of subsidiaries	57,079	79,302	(42,951)	--	93,430
Income tax expense (benefit)	26,534	25,364	(16,316)	--	35,582
Equity in income (loss) of subsidiaries	--	--	15,823	(15,823)	--

Income (loss) from continuing operations	30,545	53,938	(10,812)	(15,823)	57,848
Income (loss) on discontinued operations, net of tax	(68,660)	--	--	--	(68,660)

Loss on disposal of discontinued operations, net of tax	--	--	--	--	--

Net income (loss)	$(38,115)	$53,938	$(10,812)	$(15,823)	$(10,812)

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF OPERATIONS FOR YEAR 2006

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$806,477	$448,744	$--	$(340,562)	$914,659
Cost of sales	652,173	291,940	--	(340,562)	603,551

Gross profit on sales	154,304	156,804	--	--	311,108
Selling, general and administrative expenses	94,003	92,855	24,629	--	211,487
Impairment of goodwill	--	--	--	--	--
Restructuring charge	--	--	--	--	--

Operating income (loss)	60,301	63,949	(24,629)	--	99,621

Interest/Other expense	24,229	9,181	9,792	--	43,202
Income (loss) before taxes on income and equity in income of subsidiaries	36,072	54,768	(34,421)	--	56,419
Income tax expense (benefit)	13,805	17,666	(10,859)	--	20,612
Equity in income (loss) of subsidiaries	--	--	33,554	(33,554)	--

Income (loss) from continuing operations	22,267	37,102	9,992	(33,554)	35,807
Income (loss) on discontinued operations, net of tax	(2,698)	(21,394)	--	--	(24,092)

Loss on disposal of discontinued operations, net of tax	--	(1,723)	--	--	(1,723)

Net income (loss)	$19,569	$13,985	$9,992	$(33,554)	$9,992

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF OPERATIONS FOR YEAR 2005

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$718,326	$374,335	$--	$(305,737)	$786,924
Cost of sales	591,286	242,098	--	(305,737)	527,647

Gross profit on sales	127,040	132,237	--	--	259,277
Selling, general and administrative expenses	77,960	80,825	22,776	--	181,561

Operating income (loss)	49,080	51,412	(22,776)	--	77,716

Interest/Other expense	29,984	8,585	7,775	--	46,344

Income (loss) before taxes on income and equity in income of subsidiaries	19,096	42,827	(30,551)	--	31,372
Taxes on income (benefit)	7,868	13,964	(5,742)	--	16,090
Equity in income (loss) of subsidiaries	--	--	26,049	(26,049)	--

Income (loss) from continuing operations	11,228	28,863	1,240	(26,049)	15,282

Discontinued operations, net of tax	(8,793)	(3,314)	--	--	(12,107)
Loss on disposal of discontinued operation, net of tax	(1,935)	--	--	--	(1,935)

Net income (loss)	$500	$25,549	$1,240	$(26,049)	$1,240

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET AS OF DECEMBER 30, 2007

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,194	$34,998	$46,183	$--	$82,375
Accounts receivable	73,992	101,136	3,497	--	178,625
Inventories	62,351	63,438	--	--	125,789
Prepaids and deferred income taxes	5,427	13,689	5,732	--	24,848
Assets of business held for sale	86	--	4,706	--	4,792

Total current assets	143,050	213,261	60,118	--	416,429
Property and equipment, less accumulated depreciation	76,293	79,302	6,279	--	161,874
Investments in subsidiaries	254,795	149,661	55,812	(460,268)	--
Goodwill	68,168	74,303	--	--	142,471
Other assets	6,983	13,439	94,036	--	114,458

	$549,289	$529,966	$216,245	$(460,268)	$835,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$61,929	$93,536	$22,386	$--	$177,851
Long-term debt, less current maturities	--	--	--	--	--
Senior notes and senior subordinated notes	--	--	310,000	--	310,000
Deferred income taxes	1,614	11,347	(5,548)	--	7,413
Other	3,813	10,177	24,862	--	38,852

Total liabilities	67,356	115,060	351,700	--	534,116

Minority interests	--	6,974	--	--	6,974

Shareholders’ equity
Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,184	(196,344)	6,184
Additional paid-in capital	191,411	12,525	332,650	(203,936)	332,650
Retained earnings	139,380	312,673	(465,115)	(2,097)	(15,159)
Foreign currency translation adjustment	(894)	8,126	(5,962)	--	1,270
Pension liability	--	(27,591)	(3,212)	--	(30,803)

Total shareholders’ equity	481,933	407,932	(135,455)	(460,268)	294,142

	$549,289	$529,966	$216,245	$(460,268)	$835,232

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET AS OF DECEMBER 31, 2006

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$656	$33,131	$75,370	$--	$109,157
Accounts receivable	65,402	74,330	3,293	--	143,025
Inventories	61,244	51,049	--	--	112,293
Prepaids and deferred income taxes	7,598	13,559	7,477	--	28,634
Assets of business held for sale	158,216	106	--	--	158,322

Total current assets	293,116	172,175	86,140	--	551,431
Property and equipment, less accumulated depreciation	59,067	69,970	5,594	--	134,631
Investments in subsidiaries	204,408	126,229	152,002	(482,639)	--
Other assets	10,498	23,811	72,359	--	106,668
Goodwill	63,578	72,032	--	--	135,610

	$630,667	$464,217	$316,095	$(482,639)	$928,340
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$71,316	$68,207	$31,655	$--	$171,178
Long-term debt, less current maturities	--	--	--	--	--
Senior notes and senior subordinated notes	--	--	411,365	--	411,365
Deferred income taxes	3,599	7,983	(9,524)	--	2,058
Other	13,077	43,414	7,348	--	63,839

Total liabilities	87,992	119,604	440,844	--	648,440

Minority interests	--	5,506	--	--	5,506

Shareholders’ equity
Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,066	(196,344)	6,066
Additional paid-in capital	191,411	12,525	323,132	(203,936)	323,132
Retained earnings	200,366	274,084	(444,765)	(24,468)	5,217
Foreign currency translation adjustment	(1,138)	(6,289)	(5,420)	--	(12,847)
Pension liability	--	(43,412)	(3,762)	--	(47,174)

Total shareholders’ equity	542,675	339,107	(124,749)	(482,639)	274,394

	$630,667	$464,217	$316,095	$(482,639)	$928,340

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2007

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$(26,396)	$11,882	$80,222	$--	$65,708

Cash flows from investing activities:
Purchase of plant and equipment	(26,848)	(13,064)	(680)	--	(40,592)
Cash proceeds from sale of Fabrics business segment	60,732	--	--	--	60,732
Other	--	--	(7,014)	--	(7,014)
Cash used in discontinued operations	(6,950)	--	--	--	(6,950)

Net cash provided by (used for) investing activities	26,934	(13,064)	(7,694)	--	6,176

Cash flows from financing activities:
Repurchase of senior notes	--	--	(101,365)	--	(101,365)
Proceeds from issuance of common stock	--	--	4,569	--	4,569
Dividends paid	--	--	(4,919)	--	(4,919)
Other	--	--	--	--	--

Net cash provided by (used for) financing activities	--	--	(101,715)	--	(101,715)

Effect of exchange rate changes on cash	--	3,049	--	--	3,049

Net increase (decrease) in cash	538	1,867	(29,187)	--	(26,782)
Cash, at beginning of year	656	33,131	75,370	--	109,157

Cash, at end of year	$1,194	$34,998	$46,183	$--	$82,375

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2006

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$28,313	$(18,696)	$23,472	$--	$33,089

Cash flows from investing activities:
Purchase of plant and equipment	(18,043)	(9,025)	(1,472)	--	(28,540)
Cash proceeds from sale of discontinued operations	--	28,837	--	--	28,837
Other	(650)	45	(6,794)	--	(7,399)
Cash used in discontinued operations	(5,458)	--	--	--	(5,458)

Net cash provided by (used for) investing activities	(24,151)	19,857	(8,266)	--	(12,560)

Cash flows from financing activities:
Net borrowings	--	--	(46,634)	--	(46,634)
Proceeds from issuance of common stock	--	--	86,413	--	86,413
Debt issuance cost	--	--	(777)	--	(777)
Other	--	--	--	--	--

Net cash provided by (used for) financing activities	--	--	39,002	--	39,002

Effect of exchange rate changes on cash	(41)	2,392	--	--	2,351

Net increase (decrease) in cash	4,121	3,553	54,208	--	61,882
Cash, at beginning of year	(3,465)	29,578	21,162	--	47,275

Cash, at end of year	$656	$33,131	$75,370	$--	$109,157

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2005

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$21,076	$17,489	$23,297	$--	$61,862

Cash flows from investing activities:
Purchase of plant and equipment	(11,246)	(9,150)	1,042	--	(19,354)
Other	(2,370)	--	(2,688)	--	(5,058)
Cash used in discontinued operations	(6,159)	--	--	--	(6,159)

Net cash used in investing activities	(19,775)	(9,150)	(1,646)	--	(30,571)

Cash flows from financing activities:
Net borrowings (repayments)	--	--	(2,000)	--	(2,000)
Issuance of senior notes	--	--	--	--	--
Repurchase of senior subordinated notes	--	--	--	--	--
Debt issuance cost	--	--	--	--	--
Proceeds from issuance of common stock	--	--	2,960	--	2,960
Other	478	(262)	(216)	--	--

Net cash provided by (used for) financing activities	478	(262)	744	--	960

Effect of exchange rate changes on cash	(238)	(1,896)	--	--	(2,134)

Net increase (decrease) in cash	1,541	6,181	22,395	--	30,117
Cash, at beginning of year	(5,006)	23,397	(1,233)	--	17,158

Cash, at end of year	$(3,465)	$29,578	$21,162	$--	$47,275

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. as of December 30, 2007 and December 31, 2006 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three years in the period ended December 30, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc. at December 30, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the footnote entitled “Taxes on Income”, the Company adopted the provisions of Financial Interpretation Number 48 during 2007.  As discussed in the footnote entitled “Employee Benefit Plans”, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158 during 2006. As discussed in the footnote entitled “Recent Accounting Pronouncements”, the Company adopted the provisions of Staff Accounting Bulletin No. 108 during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders Interface, Inc.
Atlanta, Georgia

We have audited Interface, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Interface, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Interface, Inc. as of December 30, 2007 and December 31, 2006 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three years in the period ended December 30, 2007 and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
February 27, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, pursuant to Rule 13a-14(c) under the Act.  Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  Based on that assessment, management believes that, as of December 30, 2007, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting.  This report appears on page 87.

ITEM 9B.  OTHER INFORMATION

On January 10, 2008, the Company awarded shares of restricted stock to the following executive officers: Daniel T. Hendrix, John R. Wells, Raymond S. Willoch, Lindsey K. Parnell, Robert A. Coombs, Patrick C. Lynch, and Jeffrey J. Roman.  A copy of the form of agreement used for such executive officers is attached as Exhibit 10.5 to this Report.  These awards of restricted stock were granted pursuant to the Interface, Inc. Omnibus Stock Incentive Plan, which was previously filed with the Securities and Exchange Commission.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2007 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

We have adopted the “Interface Code of Business Conduct and Ethics” (the “Code”) which applies to all of our employees, officers and directors, including the Chief Executive Officer and Chief Financial Officer.  The Code may be viewed on our website at www.interfaceinc.com.  Changes to the Code will be posted on our website.  Any waiver of the Code for executive officers or directors may be made only by our Board of Directors and will be disclosed to the extent required by law or Nasdaq rules on our website or in a filing on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation and Related Items” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2007 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2007 fiscal year, is incorporated herein by reference.

For purposes of determining the aggregate market value of our voting and non-voting stock held by non-affiliates, shares held by our directors and executive officers have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” as that term is defined under federal securities laws.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the caption “Executive Compensation and Related Items — Certain Relationships and Related Transactions, and Director Independence” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2007 fiscal year, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Information Concerning the Company’s Accountants” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2007 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income (Loss) — years ended December 30, 2007, December 31, 2006, and January 1, 2006

Consolidated Balance Sheets — December 30, 2007, and December 31, 2006

Consolidated Statements of Cash Flows — years ended December 30, 2007, December 31, 2006, and January 1, 2006

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

Report of Independent Registered Public Accounting Firm

Schedule II — Valuation and Qualifying Accounts and Reserves

3. Exhibits

The following exhibits are included as part of this Report:

Exhibit Number		Description of Exhibit
2.1	—
Stock Purchase Agreement, by and among Interface, Inc., InterfaceFABRIC, Inc. and Office Fabrics Holding Corp., dated June 19, 2007 (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 19, 2007, previously filed with the Commission and incorporated herein by reference).

3.1	—
Restated Articles of Incorporation (included as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 5, 1998 (the “1998 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference).

3.2	—
Bylaws, as amended and restated (included as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, previously filed with the Commission and incorporated herein by reference).

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
Indenture governing the Company’s 10.375% Senior Notes due 2010, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as Trustee (the “2002 Indenture”) (included as Exhibit 4.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2001 (the “2001 10-K”), previously filed with the Commission and incorporated herein by reference); Supplemental Indenture related to the 2002 Indenture, dated as of December 31, 2002 (included as Exhibit 4.5 to the Company’s annual report on Form 10-K for the year ended December 29, 2002 (the “2002 10-K”), previously filed with the Commission and incorporated herein by reference); Second Supplemental Indenture related to the 2002 Indenture, dated as of June 18, 2003 (included as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003 (the “2003 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); and Third Supplemental Indenture related to the 2002 Indenture, dated as of January 10, 2005 (included as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 15, 2005, previously filed with the Commission and incorporated herein by reference).

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
Salary Continuation Agreement, dated as of October 1, 2002, between the Company and Ray C. Anderson (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 (the “2002 Third Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated September 29, 2006 (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 29, 2006, previously filed with the Commission and incorporated herein by reference).*

10.3	—
Form of Salary Continuation Agreement, dated as of January 1, 2008 (as used for Daniel T. Hendrix, Raymond S. Willoch and John R. Wells) (included as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated January 2, 2008, previously filed with the Commission and incorporated herein by reference).*

10.4	—
Interface, Inc. Omnibus Stock Incentive Plan (as amended and restated effective February 22, 2006) (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 18, 2006, previously filed with the Commission and incorporated herein by reference); Forms of Restricted Stock Agreement, as used for directors, executive officers and other key employees/consultants (included as Exhibits 99.1, 99.2 and 99.3, respectively, to the Company’s Current Report on Form 8-K dated January 10, 2005, previously filed with the Commission and incorporated herein by reference).*

10.5	—	Form of Restricted Stock Agreement, as used for executive officers.*
10.6	—
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
Interface, Inc. Nonqualified Savings Plan II, dated as of January 1, 2005 (included as Exhibit 4 to the Company’s registration statement on Form S-8 dated November 29, 2004, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 28, 2005 (included as Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended January 1, 2006 (the “2005 10-K”), previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 20, 2006 (included as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 8, 2008, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto, dated January 8, 2008 (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 8, 2008, previously filed with the Commission and incorporated herein by reference).*

10.9	—
Employment Agreement of Ray C. Anderson dated April 1, 1997 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 1997 (the “1997 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); Amendment thereto dated January 6, 1998 (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 5, 1998 (the “1998 First Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); Second Amendment thereto dated January 14, 1999 (the form of which is included as Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended January 1, 2000 (the “1999 10-K”), previously filed with the Commission and incorporated herein by reference); Third Amendment thereto dated May 7, 1999 (included as Exhibit 10.6 to the 1999 10-K, previously filed with the Commission and incorporated herein by reference); Fourth Amendment thereto dated July 24, 2001 (included as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 (the “2001 Third Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); and Fifth Amendment thereto dated July 26, 2006 (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2006, previously filed with the Commission and incorporated herein by reference).*

10.10	—
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
Amended and Restated Employment and Change in Control Agreement of Daniel T. Hendrix dated January 1, 2008 (included as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 2, 2008, previously filed with the Commission and incorporated herein by reference).*

10.12	—
Amended and Restated Employment and Change in Control Agreement of Patrick C. Lynch dated January 1, 2008 (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 2, 2008, previously filed with the Commission and incorporated herein by reference).*

10.13	—
Amended and Restated Employment and Change in Control Agreement of John R. Wells dated January 1, 2008 (included as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 2, 2008, previously filed with the Commission and incorporated herein by reference).*

10.14	—
Amended and Restated Employment and Change in Control Agreement of Raymond S. Willoch dated January 1, 2008 (included as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 2, 2008, previously filed with the Commission and incorporated herein by reference).*

10.15	—
UK Service Agreement between Interface Europe, Ltd. and Lindsey Kenneth Parnell dated March 13, 2007 (included as Exhibit 10.12 to the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”), previously filed with the Commission and incorporated herein by reference).*

10.16	—
Overseas Service Agreement between Interface Europe, Ltd. and Lindsey Kenneth Parnell dated March 13, 2007 (included as Exhibit 10.13 to the 2006 10-K, previously filed with the Commission and incorporated herein by reference).*

10.17	—
Sixth Amended and Restated Credit Agreement, dated as of June 30, 2006, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, Wachovia Bank, National Association, Bank of America, N.A. and General Electric Capital Corporation (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2006, previously filed with the Commission and incorporated herein by reference); and First Amendment thereto, dated January 1, 2008 (included as Exhibit 99.1 to the Company’s Current Report Form 8-K dated January 1, 2008, previously filed with the Commission and incorporated herein by reference).

10.18	—
Split Dollar Agreement, dated September 11, 2006, between the Company, Ray C. Anderson and Mary Anne Anderson Lanier, as Trustee of the Ray C. Anderson Family Trust (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 11, 2006, previously filed with the Commission and incorporated herein by reference).*

10.19	—
Split Dollar Insurance Agreement, dated February 21, 1997, between the Company and Daniel T. Hendrix (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 4, 1998, previously filed with the Commission and incorporated herein by reference).*

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

10.23	—
Credit Agreement, executed on March 9, 2007, among Interface Europe B.V. (and certain of its subsidiaries) and ABN AMRO Bank N.V. (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 7, 2007, previously filed with the Commission and incorporated herein by reference).

21	—	Subsidiaries of the Company.
23	—	Consent of BDO Seidman, LLP.
24	—	Power of Attorney (see signature page of this Report).
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
32.1	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

32.2	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

__________

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Interface, Inc.
Atlanta, Georgia

The audits referred to in our report to Interface, Inc., dated February 27, 2008, which is contained in Item 8 of this Form 10-K, included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the form 10-K.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
February 27, 2008

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
December 30, 2007	$6,881	$1,917	$--	$158	$8,640
December 31, 2006	5,039	2,247	--	405	6,881
January 1, 2006	5,749	489	--	1,199	5,039
____________

(A) Includes changes in foreign currency exchange rates.

(B) Write off of bad debt.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS (B)	DEDUCTIONS (DESCRIBE) (C)	BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year Ended:
December 30, 2007	$267	$--	$--	$267	$--
December 31, 2006	271	3,260	1,960	1,304	267
January 1, 2006	2,863	--	--	2,592	271
____________

(A) Includes changes in foreign currency exchange rates.

(B) Reduction of asset carrying value.

(C) Cash payments.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE AT END OF YEAR
	(in thousands)
Reserves for Sales Returns and Allowances:
Year ended:
December 30, 2007	$2,209	$3,018	$--	$1,545	$3,682
December 31, 2006	2,605	$1,311	--	1,707	2,209
January 1, 2006	2,672	1,479	--	1,546	2,605

(A) Includes changes in foreign currency exchange rates.

(B) Represents credits issued and adjustments to reflect actual exposure.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE AT END OF YEAR
	(in thousands)
Warranty Reserves :
Year ended:
December 30, 2007	$1,502	$778	$--	$1,097	$1,183
December 31, 2006	2,045	290	--	833	1,502
January 1, 2006	2,036	1,299	--	1,290	2,045

(A) Includes changes in foreign currency exchange rates.

(B) Represents costs applied against reserve and adjustments to reflect actual exposure.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE AT END OF YEAR
	(in thousands)
Inventory Reserves :
Year ended:
December 30, 2007	$6,625	$3,321	$--	$2,210	$7,736
December 31, 2006	5,831	1,622	--	828	6,625
January 1, 2006	3,463	4,193	--	1,825	5,831

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

Date: February 27, 2008		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
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

Signature	Capacity	Date

/s/ RAY C. ANDERSON	Chairman of the Board	February 27, 2008
Ray C. Anderson

/s/ DANIEL T. HENDRIX	President, Chief Executive Officer and	February 27, 2008
Daniel T. Hendrix	Director (Principal Executive Officer)

/s/ PATRICK C. LYNCH	Senior Vice President and Chief Financial Officer	February 27, 2008
Patrick C. Lynch	(Principal Financial and Accounting Officer)

/s/ EDWARD C. CALLAWAY	Director	February 27, 2008
Edward C. Callaway

/s/ DIANNE DILLON-RIDGLEY	Director	February 27, 2008
Dianne Dillon-Ridgley

/s/ CARL I. GABLE	Director	February 27, 2008
Carl I. Gable

/s/ JUNE M. HENTON	Director	February 27, 2008
June M. Henton

/s/ CHRISTOPHER G. KENNEDY	Director	February 27, 2008
Christopher G. Kennedy

/s/ K. David Kohler	Director	February 27, 2008
K. David Kohler

/s/ JAMES B. MILLER, JR.	Director	February 27, 2008
James B. Miller, Jr.

/s/ THOMAS R. OLIVER	Director	February 27, 2008
Thomas R. Oliver

/s/ HAROLD M. PAISNER	Director	February 27, 2008
Harold M. Paisner

EXHIBIT INDEX

Exhibit Number

10.5	Form of Restricted Stock Agreement, as used for executive officers.
21	Subsidiaries of the Company.
23	Consent of BDO Seidman, LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
32.1
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

32.2
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.