Form 10-Q
period 2008-05-06
INTERFACE INC
filed 2008-05-08
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Shares outstanding of each of the registrant's classes of common stock at May 2, 2008:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	55,857,723
Class B Common Stock, $.10 par value per share	7,137,683

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
 (IN THOUSANDS)
	MARCH 30, 2008	DECEMBER 30, 2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$59,294	$82,375
Accounts Receivable, net	161,942	178,625
Inventories	150,836	125,789
Prepaid and Other Expenses	21,821	18,985
Deferred Income Taxes	6,143	5,863
Assets of Business Held for Sale	4,747	4,792
TOTAL CURRENT ASSETS	404,783	416,429

PROPERTY AND EQUIPMENT, less accumulated depreciation	168,519	161,874
DEFERRED TAX ASSET	59,916	60,942
GOODWILL	149,380	142,471
OTHER ASSETS	57,025	53,516
TOTAL ASSETS	$839,623	$835,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$49,653	$57,243
Accrued Expenses	104,169	120,388
Liabilities of Business Held for Sale	136	220
TOTAL CURRENT LIABILITIES	153,958	177,851

LONG-TERM DEBT, less current maturities	--	--
SENIOR NOTES	175,000	175,000
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	8,368	7,413
OTHER	37,814	38,852
TOTAL LIABILITIES	510,140	534,116

Minority Interest	7,721	6,974

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	--	--
Common Stock	6,298	6,184
Additional Paid-In Capital	337,182	332,650
Accumulated Deficit	(4,946)	(15,159)
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	13,884	1,270
Accumulated Other Comprehensive Income – Pension Liability	(30,656)	(30,803)
TOTAL SHAREHOLDERS’ EQUITY	321,762	294,142
	$839,623	$835,232

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED

	MARCH 30, 2008	APRIL 1, 2007

NET SALES	$261,736	$243,492
Cost of Sales	167,470	160,264

GROSS PROFIT ON SALES	94,266	83,228
Selling, General and Administrative Expenses	63,295	57,047
Loss on Disposition – Specialty Products	--	1,873
OPERATING INCOME	30,971	24,308

Interest Expense	7,828	9,120
Other Expense	363	423

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	22,780	14,765
Income Tax Expense	8,658	5,696

Income from Continuing Operations	14,122	9,069
Loss from Discontinued Operations, Net of Tax	--	(49,685)
Loss on Disposal of Discontinued Operations, Net of Tax	--	--
NET INCOME (LOSS)	$14,122	$(40,616)

Earnings (Loss) Per Share – Basic
Continuing Operations	$0.23	$0.15
Discontinued Operations	--	(0.83)
Loss on Disposal of Discontinued Operations	--	--
Earnings (Loss) Per Share – Basic	$0.23	$(0.68)

Earnings (Loss) Per Share – Diluted
Continuing Operations	$0.23	$0.15
Discontinued Operations	--	(0.81)
Loss on Disposal of Discontinued Operations	--	--
Earnings (Loss) Per Share – Diluted	$0.23	$(0.66)

Common Shares Outstanding – Basic	61,326	59,951
Common Shares Outstanding – Diluted	62,082	61,322

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED

	MARCH 30, 2008	APRIL 1, 2007

Net Income (Loss)	$14,122	$(40,616)
Other Comprehensive Income, Foreign Currency Translation
Adjustment and Pension Liability Adjustment	12,761	3,673
Comprehensive Income (Loss)	$26,883	$(36,943)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 30, 2008	APRIL 1, 2007
OPERATING ACTIVITIES:
Net income (loss)	$14,122	$(40,616)
Loss from discontinued operations	--	49,685
Income from continuing operations	14,122	9,069
Adjustments to reconcile income to cash used in operating activities:
Loss on disposition of assets – Specialty Products	--	1,873
Depreciation and amortization	6,495	6,454
Deferred income taxes and other	1,327	31
Working capital changes:
Accounts receivable	21,226	799
Inventories	(21,000)	(14,805)
Prepaid expenses	(1,665)	114
Accounts payable and accrued expenses	(33,333)	(17,231)

Cash used in continuing operations	(12,828)	(13,696)
Cash provided by discontinued operations	--	3,073

CASH USED IN OPERATING ACTIVITIES:	(12,828)	(10,623)

INVESTING ACTIVITIES:
Capital expenditures	(6,014)	(10,831)
Other	(4,194)	(6,420)
Cash used in investing activities of continuing operations	(10,208)	(17,251)
Cash used in discontinued operations	--	(1,019)

CASH USED IN INVESTING ACTIVITIES:	(10,208)	(18,270)

FINANCING ACTIVITIES:
Repurchase of senior notes	--	(15,700)
Proceeds from issuance of common stock	818	1,425
Dividends paid	(1,888)	(1,224)

CASH USED IN FINANCING ACTIVITIES:	(1,070)	(15,499)

Net cash used in operating, investing and
financing activities	(24,106)	(44,392)
Effect of exchange rate changes on cash	1,025	252

CASH AND CASH EQUIVALENTS:
Net change during the period	(23,081)	(44,140)
Balance at beginning of period	82,375	109,157

Balance at end of period	$59,294	$65,017

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year.  The December 30, 2007, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

NOTE 2 – SALE OF FABRICS GROUP BUSINESS SEGMENT

In the second quarter of 2007, the Company entered into an agreement to sell its Fabrics Group business segment to a third party. The sale was completed in the third quarter of 2007.  The purchase price for the business segment was $67.2 million, after working capital and certain other adjustments. Of this $67.2 million, $6.5 million represents deferred compensation which would be remitted to the Company upon the achievement of certain performance criteria by the disposed segment over the 18 months following the sale.  At this time, the Company has determined that the receipt of this deferred amount is probable. As described below in Notes 9 and 10, the Company incurred impairment charges of approximately $61.9 million during the first six months of 2007 (of which $48.3 million was incurred in the first quarter of 2007) to reduce the carrying value of the business segment to fair value as represented by the purchase price.  In the second and third quarters of 2007, the Company incurred approximately $12.4 million of direct costs to sell the business segment.  The major classes of assets and liabilities related to the business segment at disposition were accounts receivable of $15.2 million, inventory of $32.7 million, property, plant and equipment of $36.5 million, and accounts payable and accruals of $11.4 million.

Current and prior periods have been restated to include the results of operations and related disposal costs, gains and losses for this business segment as discontinued operations.  In addition, assets and liabilities of this business segment have been reported in assets and liabilities held for sale for all reported periods.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	March 30, 2008	December 30, 2007
	(In thousands)
Finished Goods	$95,669	$77,036
Work in Process	18,815	17,347
Raw Materials	36,352	31,406
	$150,836	$125,789

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding.  Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings (loss) per share.  For the quarters ended March 30, 2008, and April 1, 2007, outstanding options to purchase 195,000 and 85,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.

For the Three-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings Per Share
	(In Thousands Except Per Share Amounts)
March 30, 2008	$14,122	61,326	$0.23
Effect of Dilution:
Options & Restricted Stock	--	756	--

Diluted	$14,122	62,082	$0.23

April 1, 2007	$(40,616)	59,951	$(0.68)
Effect of Dilution:
Options & Restricted Stock	--	1,371	0.02

Diluted	$(40,616)	61,322	$(0.66)

NOTE 5 – SEGMENT INFORMATION

Based on the quantitative thresholds specified in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has three reportable segments: (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses, and (3) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products.  The majority of the operations of the Specialty Products segment were sold on March 7, 2007 (see Note 11 for further information).  In June of 2007, the Company entered into an agreement to sell its former Fabrics Group business segment, and the sale was completed in the third quarter of 2007 (see Note 2 for further information).  Accordingly, the Company has included the operations of the former Fabrics Group segment in discontinued operations. The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provided carpet installation and maintenance services in the United States, is also reported as discontinued operations in the accompanying consolidated condensed statements of operations.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment.  Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Specialty Products	Total
	(In thousands)
Three Months Ended March 30, 2008
Net sales	$226,073	$35,663	$--	$261,736
Depreciation and amortization	3,593	508	--	4,101
Operating income	30,866	1,589	--	32,455

Three Months Ended April 1, 2007
Net sales	$205,254	$36,046	$2,192	$243,492
Depreciation and amortization	3,544	466	12	4,022
Operating income	26,762	932	(1,733)	25,961

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$4,101	$4,022
Corporate depreciation and amortization	2,394	2,432
Reported depreciation and amortization	$6,495	$6,454

OPERATING INCOME
Total segment operating income	$32,455	$25,961
Corporate expenses and other reconciling amounts	(1,484)	(1,653)
Reported operating income	$30,971	$24,308

	March 30, 2008	December 30, 2007
ASSETS	(In thousands)
Total segment assets	$690,783	$670,515
Discontinued operations	4,747	4,792
Corporate assets and eliminations	144,093	159,925
Reported total assets	$839,623	$835,232

NOTE 6 – LONG-TERM DEBT

On January 1, 2008, the Company amended its domestic revolving credit agreement (the “Facility”).  The amendment (the “First Amendment”) extended the stated maturity date of the Facility to December 31, 2012.  In addition, the applicable interest rates for LIBOR-based loans have been reduced.  Interest on those loans is now charged at varying rates computed by applying a margin ranging from 1.00% to 2.00% (reduced from the range of 1.25% to 2.25%) over the applicable LIBOR rate, depending on our average excess borrowing availability during the most recently completed fiscal quarter.  The Company also is no longer required to deliver monthly financial statements to the lenders.  In light of our recent borrowing levels and in an effort to reduce unused line fees, the Company has reduced the maximum aggregate amount of loans and letters of credit available to us at any one time from $125 million to $100 million (subject to a borrowing base, as existed prior to the First Amendment), with an option for us to increase that maximum aggregate amount to $150 million (the same option level that existed prior to the First Amendment) upon the satisfaction of certain conditions.  The lender group has been reduced from 5 lenders to 4 lenders, and the lending commitments have been reallocated among the remaining lenders.  In connection with the reduction in the number of lenders and the reallocation of lending commitments, the threshold of “Required Lenders” for purposes of certain amendments and consents under the Facility has been increased from more than 50% of the aggregate amount of the lending commitments to more than 66 2/3% of the aggregate amount of the lending commitments.

The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

As of March 30, 2008, there were zero borrowings and $9.9 million in letters of credit outstanding under the Facility.  As of March 30, 2008, the Company could have incurred $61.1 million of additional borrowings under the Facility.

Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with ABN AMRO Bank N.V. Under this Credit Agreement, ABN AMRO provides a credit facility for borrowings and bank guarantees in varying aggregate amounts over time.  As of March 30, 2008, there were no borrowings outstanding under this facility, and the Company could have incurred €15.0 million (approximately $23.7 million) of additional borrowings under the facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $15.1 million of lines of credit available.  No amounts were outstanding under these lines of credit as of March 30, 2008.

As of March 30, 2008, the estimated fair values (based on then-current market prices) of the 9.5% Senior Subordinated Notes due 2014 and the 10.375% Senior Notes due 2010 were $139.7 million and $182.9 million, respectively.

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

During the first three months of 2008 and 2007, the Company recognized stock option compensation costs of $0.1 million in each period.  The remaining unrecognized compensation cost related to unvested awards at March 30, 2008, approximated $1.0 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first three months of fiscal years 2008 and 2007:

	Three Months Ended March 30, 2008	Three Months Ended April 1, 2007
Risk free interest rate	3.90%	4.73%
Expected life	3.25 years	3.25 years
Expected volatility	61%	60%
Expected dividend yield	0.57%	0.51%

The weighted average grant date fair value of stock options granted during the first three months of fiscal year 2008 was $6.21 per share.

The following table summarizes stock options outstanding as of March 30, 2008, as well as activity during the three months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2007	805,000	$6.22
Granted	145,000	14.18
Exercised	117,000	6.17
Forfeited or canceled	4,000	9.44
Outstanding at March 30, 2008 (a)	829,000	$7.59

Exercisable at March 30, 2008 (b)	636,000	$5.65

(a) At March 30, 2008, the weighted-average remaining contractual life of options outstanding was 3.0 years.
(b) At March 30, 2008, the weighted-average remaining contractual life of options exercisable was 3.3 years.

At March 30, 2008, the aggregate intrinsic value of options outstanding and options exercisable was $5.6 million and $5.5 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first three months of fiscal years 2008 and 2007 are provided in the following table:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Proceeds from stock options exercised	$818	$1,425
Intrinsic value of stock options exercised	$1,133	$3,485

Restricted Stock Awards

During the three months ended March 30, 2008, and April 1, 2007, the Company granted restricted stock awards for 1,012,000 and 277,000 shares, respectively, of Class B common stock.  These awards (or a portion thereof) vest with respect to each recipient over a two to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $3.9 million and $2.9 million for the three months ended March 30, 2008, and April 1, 2007, respectively.  SFAS No. 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of March 30, 2008, and during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2007	852,000	$9.90
Granted	1,012,000	14.13
Vested	389,000	10.16
Forfeited or canceled	--	--
Outstanding at March 30, 2008	1,475,000	$11.87

As of March 30, 2008, the unrecognized total compensation cost related to unvested restricted stock was $13.3 million.  That cost is expected to be recognized by the end of 2012.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended March 30, 2008, and April 1, 2007, respectively:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	March 30, 2008	April 1, 2007
	(In thousands)
Service cost	$697	$712
Interest cost	3,314	3,045
Expected return on assets	(3,865)	(3,230)
Amortization of prior service costs	--	--
Recognized net actuarial (gains)/losses	364	690
Amortization of transition obligation	--	28
Net periodic benefit cost	$510	$1,245

	Three Months Ended
Salary Continuation Plan (SCP)	March 30, 2008	April 1, 2007
	(In thousands)
Service cost	$67	$66
Interest cost	237	224
Amortization of transition obligation	55	55
Amortization of prior service cost	12	12
Amortization of (gain)/loss	74	72
Net periodic benefit cost	$445	$429

NOTE 9 – DISCONTINUED OPERATIONS

As discussed above in Note 2, in the second quarter of 2007, the Company committed to a plan to exit its Fabrics Group business segment, and in the third quarter of 2007, the Company completed the sale. Therefore, the results for the Fabrics Group business segment have been reported as discontinued operations.  In connection with this action, the Company also recorded write-downs for the impairment of assets and goodwill of $3.8 million and $44.5 million, respectively, in the first three months of 2007.  In connection with the sale, the Company recorded the aforementioned impairments to reduce the carrying value of the business segment to its fair value.

In 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses and began to dispose of several of the dealer subsidiaries.  Therefore, the results for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management also decided to exit at that time, are reported as discontinued operations.

Summary operating results for the above-described discontinued operations are as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Net sales	$--	$35,826
Loss on operations before taxes on income	--	(51,192)
Tax benefit	--	1,507
Loss on operations, net of tax	--	(49,685)

Assets and liabilities, including reserves, related to the above-described discontinued operations that were held for sale consist of the following:

	March 30, 2008	December 30, 2007
	(In thousands)
Current assets	$35	$79
Property and equipment	4,706	4,706
Other assets	6	7
Current liabilities	136	220
Other liabilities	--	--

NOTE 10 – IMPAIRMENT OF GOODWILL AND OTHER ASSETS

In the first quarter of 2007, the Company recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to its Fabrics Group business segment.  The Company was exploring possible strategic options with respect to its fabrics business, and its analyses indicated that the carrying value of the assets of the fabrics business exceeded their fair value.  When such an indication is present, the Company measures potential goodwill and other asset impairments based on an allocation of the estimated fair value of the reporting unit to its underlying assets and liabilities.  An impairment loss is recognized to the extent that the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  In addition to the impairment of goodwill, the Company determined that the other intangible assets of the business unit were impaired as well.  As discussed above in Note 2, in the second quarter of 2007, the Company entered into an agreement to sell its fabrics business unit for approximately $67.2 million (after working capital and certain other adjustments).  These impairment charges have been included in discontinued operations in the consolidated condensed statement of operations for the first three months of 2007.

NOTE 11 – SALE OF PANDEL, INC.

In the first quarter of 2007, the Company sold its subsidiary Pandel, Inc. for $1.4 million to an entity formed by the general manager of Pandel. The operations of Pandel represent the Company’s Specialty Products segment.  Pandel primarily produces vinyl carpet tile backing and specialty mat and foam products. As a result of this sale, the Company recorded a loss on disposition of $1.9 million in the first quarter of 2007.  The total assets of this business were $3.3 million, comprised primarily of inventory and accounts receivable. Total liabilities related to this business were $0.4 million. In the first three months of 2007, Pandel had net sales of $2.2 million.  Prior to the sale, certain of Pandel’s production assets were conveyed to another subsidiary of the Company, where they will continue to be used in its carpet tile backing process.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $15.8 million and $18.6 million for the three months ended March 30, 2008, and April 1, 2007, respectively.  Income tax payments amounted to $4.7 million and $3.0 million for the three months ended March 30, 2008, and April 1, 2007, respectively.

NOTE 13 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control.  SFAS No. 160 requires an entity to present minority interest as a component of equity.  Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements.  This standard is effective for the fiscal year beginning after December 15, 2008.  The Company is currently assessing the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  SFAS No. 141R requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree.  The statement requires an entity to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase.  SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting.  This standard is effective for the fiscal year beginning after December 15, 2008.  The Company is currently assessing the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to choose to measure certain financial assets and liabilities at fair value.  SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities.  This statement is effective for fiscal years beginning after November 15, 2007.  The adoption of this pronouncement did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  For financial assets subject to fair value measurements, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, the FASB granted a deferral for the application of SFAS No. 157 with regard to non-financial assets until fiscal years beginning after November 15, 2008.  The adoption of the pronouncement for financial assets did not have a material impact on the Company’s consolidated financial statements.  The Company is currently evaluating the effect, if any, that the adoption of this pronouncement with regard to non-financial assets will have on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”).  The scope of EITF 06-04 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  The Company adopted this standard on December 31, 2007, the first day of the 2008 fiscal year.  The Company provides an endorsement split-dollar policy to one individual.  In accordance with the standard, the Company recorded the present value of the expected future policy premiums for this insurance policy, an amount equal to approximately $2.0 million, as an adjustment to retained earnings.

NOTE 14 – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 was effective as of January 1, 2007, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.  On January 1, 2007, the Company adopted the provisions of FIN 48.  As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to the Company’s retained earnings balance as of January 1, 2007.  The Company recognized a $4.6 million increase in its liability for unrecognized tax benefits with a corresponding decrease to the fiscal year 2007 opening balance of retained earnings.  There have been no material changes to the Company’s unrecognized tax benefits during the three months ended March 30, 2008.  As of March 30, 2008, the Company had approximately $7.8 million accrued for unrecognized tax benefits.

NOTE 15 – SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 10.375% senior notes due 2010 and its 9.5% senior subordinated notes due 2014.  These guarantees are full and unconditional.  The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 30, 2008

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$143,862	$142,070	$--	$(24,196)	$261,736
Cost of sales	105,144	86,522	--	(24,196)	167,470
Gross profit on sales	38,718	55,548	--	--	94,266
Selling, general and administrative expenses	25,321	30,321	7,653	--	63,295
Operating income (loss)	13,397	25,227	(7,653)	--	30,971
Interest/Other expense	1,895	2,747	3,549	--	8,191
Income (loss) before taxes on income and equity in income of subsidiaries	11,502	22,480	(11,202)	--	22,780
Income tax (benefit) expense	4,427	7,058	(2,827)	--	8,658
Equity in income (loss) of subsidiaries	--	--	8,597	(8,597)	--
Income (loss) from continuing operations	7,075	15,422	222	(8,597)	14,122
Loss on discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	$7,075	$15,422	$222	$(8,597)	$14,122

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 30, 2008

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$--	$40,912	$18,382	$--	$59,294
Accounts receivable	61,601	96,794	3,547	--	161,942
Inventories	73,479	77,357	--	--	150,836
Prepaids and deferred income taxes	8,430	12,107	7,427	--	27,964
Assets of business held for sale	41	4,706	--	--	4,747
Total current assets	143,551	231,876	29,356	--	404,783
Property and equipment less accumulated depreciation	78,149	84,177	6,193	--	168,519
Investment in subsidiaries	234,596	152,982	85,196	(472,774)	--
Goodwill	68,168	81,212	--	--	149,380
Other assets	7,462	14,006	95,473	--	116,941
	$531,926	$564,253	$216,218	$(472,774)	$839,623

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities	$37,053	$95,973	$20,932	$--	$153,958
Long-term debt, less current maturities	--	--	--	--	--
Senior notes and senior subordinated notes	--	--	310,000	--	310,000
Deferred income taxes	1,614	12,302	(5,548)	--	8,368
Other	3,357	7,575	26,882	--	37,814
Total liabilities	42,024	115,850	352,266	--	510,140

Minority interests	--	7,721	--	--	7,721

Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,298	(196,344)	6,298
Additional paid-in capital	191,411	12,525	337,182	(203,936)	337,182
Retained earnings (deficit)	146,455	332,801	(469,599)	(14,603)	(4,946)
AOCI - Foreign currency translation adjustment	--	20,748	(6,864)	--	13,884
AOCI - Pension liability	--	(27,591)	(3,065)	--	(30,656)
	$531,926	$564,253	$216,218	$(472,774)	$839,623

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS
ENDED MARCH 30, 2008

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$(5,496)	$8,056	$(15,388)	$--	$(12,828)
Cash flows from investing activities:
Purchase of plant and equipment	(3,048)	(2,802)	(164)	--	(6,014)
Other	(933)	(70)	(3,191)	--	(4,194)
Net cash provided by (used for) investing activities	(3,981)	(2,872)	(3,355)	--	(10,208)
Cash flows from financing activities:
Net borrowings	--	--	--	--	--
Repurchase of senior notes	--	--	--	--	--
Proceeds from issuance of common stock	--	--	818	--	818
Other	8,283	(292)	(7,991)	--	--
Dividends paid	--	--	(1,888)	--	(1,888)
Net cash provided by (used for) financing activities	8,283	(292)	(9,061)	--	(1,070)
Effect of exchange rate change on cash	--	1,022	3	--	1,025
Net increase (decrease) in cash	(1,194)	5,914	(27,801)	--	(23,081)
Cash at beginning of period	1,194	34,998	46,183	--	82,375
Cash at end of period	$--	$40,912	$18,382	$--	$59,294

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, under Item 7 of that Form 10-K.  Our discussions here focus on our results during the quarter ended, or as of, March 30, 2008, and the comparable period of 2007 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time.  These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

As described below, the results of operations of the former Fabrics Group business segment, including the European component as well as the related impairment charges discussed above, are included as part of our discontinued operations.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations for the Re:Source dealer businesses (as well as the results of operations of a small Australian dealer business and a small residential fabrics business that we also decided to exit at that time), and the results of operations for the former Fabrics Group business segment for all periods reflected herein, as “discontinued operations.”  Consequently, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes these discontinued operations unless we indicate otherwise.

Our discontinued operations had no net sales and no income or loss in the three-month period ended March 30, 2008.  Our discontinued operations had net sales of $35.8 million in the three-month period ended April 1, 2007 (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”). Loss from operations of these businesses, inclusive of goodwill and other asset impairments, net of tax, was $49.7 million in the three-month period ended April 1, 2007.

General

During the quarter ended March 30, 2008, we had net sales of $261.7 million, compared with net sales of $243.5 million in the first quarter last year.  Fluctuations in currency exchange rates positively impacted 2008 first quarter sales by 2.5% (approximately $6.0 million), compared with the prior year period.

During the first quarter of 2008, we had net income of $14.1 million, or $0.23 per diluted share, compared with net loss (inclusive of the discontinued operations described above) of $40.6 million, or $0.66 per diluted share, in the first quarter last year.  Income from continuing operations in the first quarter of 2007 was $9.1 million, or $0.15 per diluted share.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended March 30, 2008, and April 1, 2007, respectively:

	Three Months Ended
	March 30, 2008	April 1, 2007

Net sales	100.0%	100.0%
Cost of sales	64.0	65.8
Gross profit on sales	36.0	34.2
Selling, general and administrative expenses	24.2	23.4
Loss on disposal of Specialty Products	--	0.8
Operating income	11.8	10.0
Interest/Other expense	3.1	3.9
Income from continuing operations before tax expense	8.7	6.1
Income tax expense	3.3	2.3
Income from continuing operations	5.4	3.7
Discontinued operations, net of tax	--	(20.4)
Loss on disposal	--	--
Net income (loss)	5.4	(16.7)

Below we provide information regarding net sales for each of our three operating segments, and analyze those results for the three-month periods ended March 30, 2008, and April 1, 2007, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month periods ended March 30, 2008, and April 1, 2007, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	03/30/08	04/01/07	Change
	(In thousands)
Modular Carpet	$226,073	$205,254	10.1%
Bentley Prince Street	35,663	36,046	(1.1)%
Specialty Products (sold in March 2007)	--	2,192	*
Total	$261,736	$243,492	7.5%

* Not meaningful

Modular Carpet Segment.  For the quarter ended March, 30, 2008, net sales for the Modular Carpet segment increased $20.8 million (10.1%) versus the comparable period in 2007.  On a geographic basis, we experienced increases in Asia-Pacific (up 33.7%) and the Americas (up 5%).  In Europe, sales were down slightly in local currency but up 10% as reported in U.S. dollars due to the strength of the Euro versus the U.S. dollar.  Sales increases were due mostly to the success of our market segmentation strategy, largely in the retail and hospitality segments.  However, the increases were partially offset by the slowing corporate office segment, particularly in Europe.  Sales growth in Asia-Pacific also was due to the relatively good economic climate in that region.

Bentley Prince Street Segment.  In our Bentley Prince Street segment, net sales for the quarter ended March 30, 2008, decreased $0.4 million (1.1%) versus the comparable period in 2007. This was in line with the commercial interior market’s decline in broadloom carpet, and was somewhat offset by strong sales growth of modular carpet by Bentley Prince Street.

Specialty Products Segment. Because we sold Pandel, Inc. (which comprised the Specialty Products segment) on March 7, 2007, we no longer had sales in the Specialty Products segment in the quarter ended March 30, 2008.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month periods ended March 30, 2008, and April 1, 2007, respectively:

	Three Months Ended		Percentage
Cost and Expenses	03/30/08	04/01/07	Change
	(In thousands)
Cost of sales	$167,470	$160,264	4.5%
Selling, general and administrative expenses	63,295	57,047	11.0%
Total	$230,765	$217,311	6.2%

For the quarter ended March 30, 2008, our cost of sales increased $7.2 million (4.5%) versus the comparable period in 2007, primarily due to increased product ($4.8 million) and labor ($0.7 million) costs associated with increased production levels during the first quarter of 2008.  Our raw material prices in the first quarter 2008 were approximately equivalent to those in the first quarter of 2007.  The translation of Euros into U.S. dollars resulted in an approximately $2.5 million increase in the cost of goods sold during the first quarter 2008 compared with the same period in 2007.  As a percentage of net sales, cost of sales decreased to 64.0% for the quarter ended March 30, 2008, versus 65.8% for the comparable period in 2007.  The percentage decrease was primarily due to increased price levels and improved manufacturing efficiencies in our modular carpet operations.

For the quarter ended March 30, 2008, our selling, general and administrative expenses increased $6.2 million (11.0%) versus the comparable period in 2007.  The primary components of this increase were:  (1) a $2.3 million increase in marketing expenses as we continue to invest in our marketing platforms, (2) a $1.6 million increase in expenses due to the translation of foreign currency into U.S. dollars, and (3) $1.0 million related to incremental performance vesting of restricted stock in the first quarter of 2008 compared with performance vesting in the first quarter of 2007. Due to these increases, as a percentage of net sales, selling, general and administrative expenses increased for the quarter ended March 30, 2008 to 24.2% versus 23.4% for the comparable period in 2007.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	03/30/08	04/01/07	Change
	(In thousands)
Modular Carpet	$195,207	$178,492	9.4%
Bentley Prince Street	34,074	35,114	(3.0)%
Specialty Products (sold in March 2007)	--	2,052	*
Corporate Expenses and Eliminations	1,484	1,653	(10.2)%
Total	$230,765	$217,311	6.2%

*Not meaningful

Interest Expenses

For the three-month period ended March 30, 2008, interest expense decreased $1.3 million to $7.8 million, versus $9.1 million in the comparable period in 2007.  This decrease was due primarily to the lower levels of debt outstanding on a daily basis during the first quarter of 2008 (mostly through the redemption of our 7.3% Senior Notes in the third quarter of 2007) versus the comparable period in 2007.

Liquidity and Capital Resources

General

At March 30, 2008, we had $59.3 million in cash.  At that date, we had no borrowings and $9.9 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility.  As of March 30, 2008, we could have incurred $61.1 million of additional borrowings under our domestic revolving credit facility and €15.0 million (approximately $23.7 million) of additional borrowings under our European credit facility.  In addition, we could have incurred an additional $15.1 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the three-month period ended March 30, 2008, were (1) $21.2 million from cash received as a reduction of accounts receivable, (2) a reduction of $1.3 million in deferred income taxes and other current assets, and (3) $0.8 million from the exercise of employee stock options.  The primary uses of cash for the three-month period ended March 30, 2008, were: (1) $55.6 million to fund working capital needs for inventory purchases, accounts payable and accruals, (2) $6.0 million for capital expenditures, primarily for our manufacturing facilities, and (3) $1.9 million for the payment of dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, under Item 7A of that Form 10-K.  Our discussion here focuses on the quarter ended March 30, 2008, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K.  This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At March 30, 2008, we recognized a $12.6 million increase in our foreign currency translation adjustment account compared to December 30, 2007, primarily because of the strengthening of the Euro against the U.S dollar.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at March 30, 2008. The values that result from these computations are compared with the market values of these financial instruments at March 30, 2008. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of March 30, 2008, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $11.6 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $16.5 million.

As of March 30, 2008, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $18.7 million or an increase in the fair value of our financial instruments of $15.3 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the first quarter of 2008.  For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1
Restated Articles of Incorporation, dated as of March 17, 2008 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 17, 2008, previously filed with the Commission and incorporated herein by reference).

4.1
Rights Agreement dated March 7, 2008 and effective as of March 17, 2008 between Interface, Inc. and Computershare Trust Company, N.A., as Rights Agent (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 7, 2008, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: May 5, 2008	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1
Restated Articles of Incorporation, dated as of March 17, 2008 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 17, 2008, previously filed with the Commission and incorporated herein by reference).

4.1
Rights Agreement dated March 7, 2008 and effective as of March 17, 2008 between Interface, Inc. and Computershare Trust Company, N.A., as Rights Agent (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 7, 2008, previously filed with the Commission and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.