Form 10-Q
period 2008-08-06
INTERFACE INC
filed 2008-08-07
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 29, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at July 30, 2008:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	56,245,357
Class B Common Stock, $.10 par value per share	6,808,587

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
 (IN THOUSANDS)
	JUNE 29, 2008	DECEMBER 30, 2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$83,616	$82,375
Accounts Receivable, net	175,263	178,625
Inventories	152,039	125,789
Prepaid and Other Expenses	23,273	18,985
Deferred Income Taxes	6,345	5,863
Assets of Business Held for Sale	4,566	4,792
TOTAL CURRENT ASSETS	445,102	416,429

PROPERTY AND EQUIPMENT, less accumulated depreciation	170,618	161,874
DEFERRED TAX ASSET	57,947	60,942
GOODWILL	148,561	142,471
OTHER ASSETS	57,102	53,516
TOTAL ASSETS	$879,330	$835,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$64,531	$57,243
Accrued Expenses	117,049	120,388
Current Portion of Long-Term Debt	--	--
Liabilities of Business Held for Sale	44	220
TOTAL CURRENT LIABILITIES	181,624	177,851

LONG-TERM DEBT, less current maturities	--	--
SENIOR NOTES	175,000	175,000
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	8,457	7,413
OTHER	37,135	38,852
TOTAL LIABILITIES	537,216	534,116

Minority Interest	7,547	6,974

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	--	--
Common Stock	6,300	6,184
Additional Paid-In Capital	337,910	332,650
Retained Earnings (Deficit)	9,039	(15,159)
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	11,833	1,270
Accumulated Other Comprehensive Income – Pension Liability	(30,515)	(30,803)
TOTAL SHAREHOLDERS' EQUITY	334,567	294,142
	$879,330	$835,232

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007

NET SALES	$295,005	$264,962	$556,741	$508,454
Cost of Sales	189,712	172,737	357,182	333,001

GROSS PROFIT ON SALES	105,293	92,225	199,559	175,453
Selling, General and Administrative Expenses	71,857	61,332	135,152	118,379
Loss on Disposition – Specialty Products	--	--	--	1,873
OPERATING INCOME	33,436	30,893	64,407	55,201

Interest Expense	8,108	9,161	15,936	18,281
Other Expense	248	612	611	1,035

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	25,080	21,120	47,860	35,885
Income Tax Expense	9,204	7,797	17,862	13,493

Income from Continuing Operations	15,876	13,323	29,998	22,392
Loss from Discontinued Operations, Net of Tax	--	(12,325)	--	(62,010)
Loss on Disposal of Discontinued Operations, Net of Tax	--	--	--	--
NET INCOME (LOSS)	$15,876	$998	$29,998	$(39,618)

Earnings (Loss) Per Share – Basic
Continuing Operations	$0.26	$0.22	$0.49	$0.37
Discontinued Operations	--	(0.20)	--	(1.03)
Loss on Disposal of Discontinued Operations	--	--	--	--
Earnings (Loss) Per Share – Basic	$0.26	$0.02	$0.49	$(0.66)

Earnings (Loss) Per Share – Diluted
Continuing Operations	$0.26	$0.22	$0.48	$0.36
Discontinued Operations	--	(0.20)	--	(1.00)
Loss on Disposal of Discontinued Operations	--	--	--	--
Earnings (Loss) Per Share – Diluted	$0.26	$0.02	$0.48	$(0.64)

Common Shares Outstanding – Basic	61,523	60,322	61,425	60,210
Common Shares Outstanding – Diluted	62,065	61,571	62,098	61,435

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007

Net Income (Loss)	$15,876	$998	$29,998	$(39,618)
Other Comprehensive Income (Loss), Foreign
Currency Translation Adjustment and Pension Liability Adjustment	(1,910)	2,795	10,851	6,468
Comprehensive Income (Loss)	$13,966	$3,793	$40,849	$(33,150)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 29, 2008	JULY 1, 2007
OPERATING ACTIVITIES:
Net Income (Loss)	$29,998	$(39,618)
Loss from Discontinued Operations	--	62,010
Income from Continuing Operations	29,998	22,392
Adjustments to Reconcile Income to Cash Provided by Operating Activities:
Loss on Disposition of Assets – Specialty Products	--	1,873
Depreciation and Amortization	11,984	11,960
Deferred Income Taxes and Other	3,086	(1,839)
Working Capital Changes:
Accounts Receivable	7,085	(7,949)
Inventories	(23,330)	(16,115)
Prepaid Expenses	(3,703)	1,740
Accounts Payable and Accrued Expenses	(3,923)	8,305

Cash Provided by Continuing Operations	21,197	20,367
Cash Provided by Discontinued Operations	--	3,188

CASH PROVIDED BY OPERATING ACTIVITIES:	21,197	23,555

INVESTING ACTIVITIES:
Capital Expenditures	(14,079)	(17,947)
Other	(4,434)	(7,163)
Cash Used in Investing Activities of Continuing Operations	(18,513)	(25,110)
Cash Used in Discontinued Operations	--	(6,015)

CASH USED IN INVESTING ACTIVITIES:	(18,513)	(31,125)

FINANCING ACTIVITIES:
Net Borrowing of Long-Term Debt	--	8,743
Repurchase of Senior Notes	--	(22,400)
Proceeds from Issuance of Common Stock	946	2,773
Dividends Paid	(3,778)	(2,450)

CASH USED IN FINANCING ACTIVITIES:	(2,832)	(13,334)

Net Cash Used in Operating, Investing and
Financing Activities	(148)	(20,904)
Effect of Exchange Rate Changes on Cash	1,389	1,093

CASH AND CASH EQUIVALENTS:
Net Change During the Period	1,241	(19,811)
Balance at Beginning of Period	82,375	109,157

Balance at End of Period	$83,616	$89,346

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

NOTE 2 – SALE OF FABRICS GROUP BUSINESS SEGMENT

In the second quarter of 2007, the Company entered into an agreement to sell its Fabrics Group business segment to a third party. The sale was completed in the third quarter of 2007.  The purchase price for the business segment was $67.2 million, after working capital and certain other adjustments. Of this $67.2 million, $6.5 million represents deferred compensation which would be remitted to the Company upon the achievement of certain performance criteria by the disposed segment over the 18 months following the sale.  At this time, the Company has determined that the receipt of this deferred amount is probable. As described below in Notes 9 and 10, the Company incurred impairment charges of approximately $61.9 million during the first six months of 2007 (of which $13.6 million was incurred in the second quarter of 2007) to reduce the carrying value of the business segment to fair value as represented by the purchase price.  In the second and third quarters of 2007, the Company incurred approximately $12.4 million of direct costs to sell the business segment ($3.6 million of which was incurred in the second quarter of 2007).  The major classes of assets and liabilities related to the business segment at disposition were accounts receivable of $15.2 million, inventory of $32.7 million, property, plant and equipment of $36.5 million, and accounts payable and accruals of $11.4 million.

Prior periods have been restated to include the results of operations and related disposal costs, gains and losses for this business segment as discontinued operations.  In addition, assets and liabilities of this business segment have been reported in assets and liabilities held for sale for all reported periods.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	June 29, 2008	December 30, 2007
	(In thousands)
Finished Goods	$104,826	$77,036
Work in Process	19,033	17,347
Raw Materials	28,180	31,406
	$152,039	$125,789

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding.  Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings (loss) per share.  For the quarters ended June 29, 2008, and July 1, 2007, outstanding options to purchase 195,000 and 50,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.  For the six months ended June 29, 2008 and July 1, 2007, outstanding options to purchase 195,000 and 50,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.

For the Three-Month Period Ended	Net Income	Average Shares Outstanding	Earnings Per Share
	(In Thousands Except Per Share Amounts)
June 29, 2008	$15,876	61,523	$0.26
Effect of Dilution:
Options and Restricted Stock	--	542	--

Diluted	$15,876	62,065	$0.26

July 1, 2007	$998	60,322	$0.02
Effect of Dilution:
Options and Restricted Stock	--	1,249	--

Diluted	$998	61,571	$0.02

For the Six-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share
	(In Thousands Except Per Share Amounts)
June 29, 2008	$29,998	61,425	$0.49
Effect of Dilution:
Options and Restricted Stock	--	673	(0.01)

Diluted	$29,998	62,098	$0.48

July 1, 2007	$(39,618)	60,210	$(0.66)
Effect of Dilution:
Options and Restricted Stock	--	1,225	0.02

Diluted	$(39,618)	61,435	$(0.64)

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

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net sales, where intercompany sales have been eliminated. The chief operating decision-maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment.  Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Specialty Products	Total
	(In thousands)
Three Months Ended June 29, 2008
Net Sales	$259,313	$35,692	--	$295,005
Depreciation and Amortization	3,767	632	--	4,399
Operating Income	35,367	200	--	35,567

Three Months Ended July 1, 2007
Net Sales	$225,523	$39,439	--	$264,962
Depreciation and Amortization	3,635	467	--	4,102
Operating Income	31,619	2,035	--	33,654

	Modular Carpet	Bentley Prince Street	Specialty Products	Total
	(In thousands)
Six Months Ended June 29, 2008
Net Sales	$485,386	$71,355	--	$556,741
Depreciation and Amortization	7,360	1,140	--	8,500
Operating Income	66,233	1,789	--	68,022

Six Months Ended July 1, 2007
Net Sales	$430,777	$75,485	$2,192	$508,454
Depreciation and Amortization	7,179	933	12	8,124
Operating Income (Loss)	58,381	2,967	(1,733)	59,615

A reconciliation of the Company’s total segment operating income (loss), depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$4,399	$4,102	$8,500	$8,124
Corporate depreciation and amortization	1,090	1,404	3,484	3,836
Reported depreciation and amortization	$5,489	$5,506	$11,984	$11,960

OPERATING INCOME
Total segment operating income	$35,567	$33,654	$68,022	$59,615
Corporate expenses and other reconciling amounts	(2,131)	(2,761)	(3,615)	(4,414)
Reported operating income	$33,436	$30,893	$64,407	$55,201

	June 29, 2008	December 30, 2007
ASSETS	(In thousands)
Total segment assets	$735,915	$670,515
Discontinued operations	4,566	4,792
Corporate assets and eliminations	138,849	159,925
Reported total assets	$879,330	$835,232

NOTE 6 – LONG-TERM DEBT

On January 1, 2008, the Company amended its domestic revolving credit agreement (the “Facility”).  The amendment (the “First Amendment”) extended the stated maturity date of the Facility to December 31, 2012.  In addition, the applicable interest rates for LIBOR-based loans have been reduced.  Interest on those loans is now charged at varying rates computed by applying a margin ranging from 1.00% to 2.00% (reduced from the range of 1.25% to 2.25%) over the applicable LIBOR rate, depending on the Company’s average excess borrowing availability during the most recently completed fiscal quarter.  The Company also is no longer required to deliver monthly financial statements to the lenders.  In light of our recent borrowing levels and in an effort to reduce unused line fees, the Company has reduced the maximum aggregate amount of loans and letters of credit available to the Company at any one time from $125 million to $100 million (subject to a borrowing base, as existed prior to the First Amendment), with an option to increase that maximum aggregate amount to $150 million (the same option level that existed prior to the First Amendment) upon the satisfaction of certain conditions.  The lender group has been reduced from 5 lenders to 4 lenders, and the lending commitments have been reallocated among the remaining lenders.  In connection with the reduction in the number of lenders and the reallocation of lending commitments, the threshold of “Required Lenders” for purposes of certain amendments and consents under the Facility has been increased from more than 50% of the aggregate amount of the lending commitments to more than 66⅔% of the aggregate amount of the lending commitments.

The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

As of June 29, 2008, there were zero borrowings and $9.9 million in letters of credit outstanding under the Facility.  As of June 29, 2008, the Company could have incurred $71.3 million of additional borrowings under the Facility.

Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with ABN AMRO Bank N.V. Under this Credit Agreement, ABN AMRO provides a credit facility for borrowings and bank guarantees in varying aggregate amounts over time.  As of June 29, 2008, there were no borrowings outstanding under this facility, and the Company could have incurred €21.0 million (approximately $32.9 million) of additional borrowings under the facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $15.1 million of lines of credit available.  No amounts were outstanding under these lines of credit as of June 29, 2008.

As of June 29, 2008, the estimated fair values (based on then-current market prices) of the 9.5% Senior Subordinated Notes due 2014 and the 10.375% Senior Notes due 2010 were $139.7 million and $183.9 million, respectively.

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

During the first six months of 2008 and 2007, the Company recognized stock option compensation costs of $0.2 million, respectively in each period.  In each of the second quarters of fiscal years 2008 and 2007, the Company recognized stock option compensation costs of $0.1 million. The remaining unrecognized compensation cost related to unvested awards at June 29, 2008, approximated $0.9 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first six months of fiscal years 2008 and 2007:

	Six Months Ended June 29, 2008	Six Months Ended July 1, 2007
Risk free interest rate	3.9%	4.73%
Expected life	3.25 years	3.25 years
Expected volatility	61%	60%
Expected dividend yield	0.57%	0.51%

The weighted average grant date fair value of stock options granted during the first six months of fiscal 2008 was $6.21 per share.

The following table summarizes stock options outstanding as of June 29, 2008, as well as activity during the six months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2007	805,000	$6.22
Granted	145,000	14.18
Exercised	127,000	6.05
Forfeited or canceled	50,000	6.36
Outstanding at June 29, 2008 (a)	773,000	$7.75

Exercisable at June 29, 2008 (b)	599,000	$5.90

(a) At June 29, 2008, the weighted average remaining contractual life of options outstanding was 3.1 years.
(b) At June 29, 2008, the weighted average remaining contractual life of options exercisable was 2.7 years.

At June 29, 2008, the aggregate intrinsic value of options outstanding and options exercisable was $4.0 million and $4.1 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first six months of fiscal years 2008 and 2007 are provided in the following table:

	Six Months Ended
	June 29, 2008	July 1, 2007
	(In thousands)
Proceeds from stock options exercised	$946	$2,773
Intrinsic value of stock options exercised	$1,257	$5,772

Restricted Stock Awards

During the six months ended June 29, 2008, and July 1, 2007, the Company granted restricted stock awards for 1,012,000 and 277,000 shares, respectively, of Class B common stock.  These awards (or a portion thereof) vest with respect to each recipient over a three to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $4.1 million and $3.6 million for the six months ended June 29, 2008, and July 1, 2007, respectively.  SFAS No. 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of June 29, 2008, and during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2007	852,000	$9.90
Granted	1,012,000	$14.13
Vested	389,000	$10.16
Forfeited or canceled	--	--
Outstanding at June 29, 2008	1,475,000	$11.87

As of June 29, 2008, the unrecognized total compensation cost related to unvested restricted stock was $13.0 million.  That cost is expected to be recognized by the end of 2012.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended June 29, 2008, and July 1, 2007, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)		(In thousands)
Service cost	$696	$718	$1,393	$1,430
Interest cost	3,324	3,073	6,638	6,118
Expected return on assets	(3,874)	(3,259)	(7,739)	(6,489)
Amortization of prior service costs	--	--	--	--
Recognized net actuarial (gains)/losses	364	695	728	1,385
Amortization of transition obligation	--	29	--	57
Net periodic benefit cost	$510	$1,256	$1,020	$2,501

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)		(In thousands)
Service cost	$67	$66	$134	$132
Interest cost	237	224	475	448
Amortization of transition obligation	55	55	110	110
Amortization of prior service cost	12	12	24	24
Amortization of loss	74	72	147	144
Net periodic benefit cost	$445	$429	$890	$858

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

Summary operating results for the above-described discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)		(In thousands)
Net sales	--	$35,906	--	$71,732
Loss on operations before taxes on income	--	(18,962)	--	(69,380)
Tax benefit	--	6,637	--	7,370
Loss on operations, net of tax	--	(12,325)	--	(62,010)

Assets and liabilities, including reserves, related to the above-described discontinued operations that were held for sale consist of the following:

	June 29, 2008	December 30, 2007
	(In thousands)
Current assets	$54	$79
Property and equipment	4,512	4,706
Other assets	--	7
Current liabilities	44	220
Other liabilities	--	--

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

NOTE 11 – SALE OF PANDEL, INC.

In the first quarter of 2007, the Company sold its subsidiary Pandel, Inc. for $1.4 million to an entity formed by the general manager of Pandel. The operations of Pandel represent the Company’s Specialty Products segment.  Pandel primarily produces vinyl carpet tile backing and specialty mat and foam products. As a result of this sale, the Company recorded a loss on disposition of $1.9 million in the first quarter of 2007.  The total assets of this business were $3.3 million, comprised primarily of inventory and accounts receivable. Total liabilities related to this business were $0.4 million.  In the first quarter of 2007, Pandel had net sales of $2.2 million.  Prior to the sale, certain of Pandel’s production assets were conveyed to another subsidiary of the Company.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $16.3 million and $19.2 million for the six months ended June 29, 2008, and July 1, 2007, respectively.  Income tax payments amounted to $9.1 million and $8.3 million for the six months ended June 29, 2008, and July 1, 2007, respectively.

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

NOTE 14 – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 was effective as of January 1, 2007, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.  On January 1, 2007, the Company adopted the provisions of FIN 48.  As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to the Company’s retained earnings balance as of January 1, 2007.  The Company recognized a $4.6 million increase in its liability for unrecognized tax benefits with a corresponding decrease to the fiscal year 2007 opening balance of retained earnings.  There have been no material changes to the Company’s unrecognized tax benefits during the three and six months ended June 29, 2008.  As of June 29, 2008, the Company had approximately $7.9 million accrued for unrecognized tax benefits.

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 29, 2008

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$160,136	$164,783	$--	$(29,914)	$295,005
Cost of sales	112,757	106,869	--	(29,914)	189,712
Gross profit on sales	47,379	57,914	--	--	105,293
Selling, general and administrative expenses	30,012	33,452	8,393	--	71,857
Operating income (loss)	17,367	24,462	(8,393)	--	33,436
Interest/Other expense	870	3,658	3,828	--	8,356
Income (loss) before taxes on income and equity in income of subsidiaries	16,497	20,804	(12,221)	--	25,080
Income tax (benefit) expense	6,353	6,651	(3,800)	--	9,204
Equity in income (loss) of subsidiaries	--	--	38,196	(38,196)	--
Income (loss) from continuing operations	10,144	14,153	29,775	(38,196)	15,876
Loss on discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	$10,144	$14,153	$29,775	$(38,196)	$15,876

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 29, 2008

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$303,998	$306,853	$--	$(54,110)	$556,741
Cost of sales	217,901	193,391	--	(54,110)	357,182
Gross profit on sales	86,097	113,462	--	--	199,559
Selling, general and administrative
expenses	55,333	63,773	16,046	--	135,152
Loss on disposal – Specialty Products	--	--	--	--	--
Operating income (loss)	30,764	49,689	(16,046)	--	64,407
Interest/Other expense	2,765	6,405	7,377	--	16,547
Income (loss) before taxes on income
and equity in income of subsidiaries	27,999	43,284	(23,423)	--	47,860
Income tax (benefit) expense	10,780	13,710	(6,628)	--	17,862
Equity in income (loss) of subsidiaries	--	--	46,793	(46,793)	--
Income (loss) from
continuing operations	17,219	29,574	29,998	(46,793)	29,998
Income (loss) on discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	$17,219	$29,574	$29,998	$(46,793)	$29,998

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 29, 2008

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$--	$56,331	$27,285	$--	$83,616
Accounts receivable	73,375	100,709	1,179	--	175,263
Inventories	76,079	75,960	--	--	152,039
Prepaids and deferred income taxes	7,914	15,203	6,501	--	29,618
Assets of business held for sale	60	4,506	--	--	4,566
Total current assets	157,428	252,709	34,965	--	445,102
Property and equipment less accumulated depreciation	80,349	84,725	5,544	--	170,618
Investment in subsidiaries	259,355	140,305	113,201	(512,861)	--
Goodwill	68,168	80,393	--	--	148,561
Other assets	7,523	13,915	93,611	--	115,049
	$572,823	$572,047	$247,321	$(512,861)	$879,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$53,063	$108,162	$20,399	$--	$181,624
Long-term debt, less current maturities	--	--	--	--	--
Senior notes and senior subordinated notes	--	--	310,000	--	310,000
Deferred income taxes	1,615	12,390	(5,548)	--	8,457
Other	3,055	7,227	26,853	--	37,135
Total liabilities	57,733	127,779	351,704	--	537,216

Minority interests	--	7,547	--	--	7,547

Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,300	(196,344)	6,300
Additional paid-in capital	191,411	12,525	337,910	(203,936)	337,910
Retained earnings (deficit)	156,599	346,754	(439,624)	(54,690)	9,039
Foreign currency translation adjustment	(777)	18,655	(6,045)	--	11,833
Pension liability	15,821	(43,412)	(2,924)	--	(30,515)
	$572,823	$572,047	$247,321	$(512,861)	$879,330

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JUNE 29, 2008

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$2,041	$37,917	$(18,761)	$--	$21,197
Cash flows from investing activities:
Purchase of plant and equipment	(7,554)	(6,497)	(28)	--	(14,079)
Investing cash flow from discontinued operations	--	--	--	--	--
Other	(1,303)	(71)	(3,060)	--	(4,434)
Net cash used for investing activities	(8,857)	(6,568)	(3,088)	--	(18,513)
Cash flows from financing activities:
Net borrowings	--	--	--	--	--
Other	5,622	(11,405)	5,783	--	--
Proceeds from issuance of common stock	--	--	946	--	946
Dividends paid	--	--	(3,778)	--	(3,778)
Net cash provided by (used for) financing activities	5,622	(11,405)	2,951	--	(2,832)
Effect of exchange rate change on cash	--	1,389	--	--	1,389
Net increase (decrease) in cash	(1,194)	21,333	(18,898)	--	1,241
Cash at beginning of period	1,194	34,998	46,183	--	82,375
Cash at end of period	$--	$56,331	$27,285	$--	$83,616

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, under Item 7 of that Form 10-K.  Our discussions here focus on our results during the quarter ended, or as of, June 29, 2008, and the comparable period of 2007 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time.  These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

Sale of Fabrics Group Business Segment

In July 2007, we completed the sale of our Fabrics Group business segment to a third party pursuant to an agreement we entered into in the second quarter of 2007.  Following working capital and other adjustments provided for in the agreement, we received $60.7 million in cash at the closing of the transaction.  We may receive up to $6.5 million of additional purchase price under the agreement pursuant to an earn-out arrangement focused on the performance of that business segment, as owned and operated by the purchaser, during the 18-month period following the closing.  As discussed in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part 1, in the first six months of 2007, we recorded charges for impairment of goodwill of $44.5 million (all of which was incurred in the first quarter of 2007) and impairment of other assets of $17.4 million (of which $13.6 million was incurred in the second quarter of 2007) related to the Fabrics Group business segment.

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

Our discontinued operations had no net sales and no income or loss in the three-month and six-month periods ended June 29, 2008.  Our discontinued operations had net sales of $35.9 million and $71.7 million in the three-month and six-month periods ended July 1, 2007, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”). Loss from operations of these businesses, net of tax, was $12.3 million and $62.0 million in the three-month and six-month periods ended July 1, 2007, respectively.

General

During the quarter ended June 29, 2008, we had net sales of $295.0 million, compared with net sales of $265.0 million in the second quarter last year.  Fluctuations in currency exchange rates positively impacted 2008 second quarter sales by 5% (approximately $13.0 million), compared with the prior year period.  During the first six months of fiscal 2008, we had net sales of $556.7 million, compared with net sales of $508.5 million in the first six months of last year.  Fluctuations in currency exchange rates positively impacted sales in the first six months of 2008 by 4% (approximately $19.0 million), compared with the prior year period.

During the second quarter of 2008, we had net income of $15.9 million, or $0.26 per diluted share, compared with net income of $1.0 million (inclusive of the impairment charges discussed above), or $0.02 per diluted share, in the second quarter last year.

For the first six months of 2008, we had net income of $30.0 million, or $0.48 per diluted share.  In the first quarter of 2007, we sold our Pandel, Inc. business for $1.4 million and recorded a loss of $1.9 million on this sale.  (Pandel comprised the Company’s Specialty Products segment.)  The impairment of assets related to the sale of the Fabrics Group business segment and the loss on disposal of Pandel, Inc. led to our net loss of $39.6 million, or $0.64 per diluted share, during the first six months of 2007.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and six-month periods ended June 29, 2008, and July 1, 2007, respectively:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.3	65.2	64.2	65.5
Gross profit on sales	35.7	34.8	35.8	34.5
Selling, general and administrative expenses	24.4	23.2	24.3	23.3
Loss on disposal of Specialty Products	--	--	--	0.4
Operating income	11.3	11.7	11.6	10.9
Interest/Other expense	2.8	3.7	3.0	3.8
Income from continuing operations before tax expense	8.5	8.0	8.6	7.1
Income tax expense	3.1	2.9	3.2	2.7
Income from continuing operations	5.4	5.0	5.4	4.4
Discontinued operations, net of tax	--	(4.7)	--	(12.2)
Loss on disposal	--	--	--	--
Net income (loss)	5.4	0.4	5.4	(7.8)

Below we provide information regarding net sales for each of our three operating segments, and analyze those results for the three-month and six-month periods ended June 29, 2008, and July 1, 2007, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month and six-month periods ended June 29, 2008, and July 1, 2007, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	06/29/08	07/01/07	Change
	(In thousands)
Modular Carpet	$259,313	$225,523	15.0%
Bentley Prince Street	35,692	39,439	(9.5%)
Specialty Products (sold in March 2007)	--	--	--
Total	$295,005	$264,962	11.3%

	Six Months Ended		Percentage
Net Sales By Segment	06/29/08	07/01/07	Change
	(In thousands)
Modular Carpet	$485,386	$430,777	12.7%
Bentley Prince Street	71,355	75,485	(5.5%)
Specialty Products (sold in March 2007)	--	2,192	*
Total	$556,741	$508,454	9.5%

* Not meaningful

Modular Carpet Segment. For the quarter ended June 29, 2008, net sales for the Modular Carpet segment increased $33.8 million (15.0%) versus the second quarter of 2007.  On a geographic basis, we experienced increases in net sales in the Americas and Asia-Pacific (up 12% and 24%, respectively) for the quarter ended June 29, 2008, versus the comparable period in 2007.  Sales growth in the Americas is primarily attributable to increases in our sales into the education, government and hospitality market segments in North America, as well as the market’s general trend toward carpet tile, along with a slight improvement in corporate office sales.  Sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region.  In Europe, sales in the second quarter of 2008 were flat in local currency compared with the second quarter of last year, mostly due to softening conditions in the corporate office market in Western Europe.  However, as reported in U.S. dollars, 2008 second quarter sales in Europe were up 15% compared with the prior year period due to the strength of the Euro versus the U.S. dollar.

For the six months ended June 29, 2008, net sales for the Modular Carpet segment increased $54.6 million (12.7%) versus the comparable period in 2007. On a geographic basis, we experienced increases in net sales in the Americas and Asia-Pacific (up 8% and 29%, respectively) for the six months ended June 29, 2008, versus the comparable period in 2007.  Sales growth in the Americas is primarily attributable to increases in our sales into the education, government and hospitality market segments in North America, as well as the market’s general trend toward carpet tile, along with a slight improvement in corporate office sales.  Sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region.  In Europe, sales in the first six months of 2008 were flat in local currency compared with the first six months of last year, mostly due to softening conditions in the corporate office market in Western Europe.  However, as reported in U.S. dollars, sales in Europe in the first six months of 2008 were up 13% compared with the prior year period due to the strength of the Euro versus the U.S. dollar.

Bentley Prince Street Segment.  In our Bentley Prince Street segment, net sales for the quarter ended June 29, 2008, decreased $3.7 million (9.5%) versus the comparable period in 2007.  For the six months ended June 29, 2008, net sales for our Bentley Prince Street segment decreased $4.1 million (5.5%) versus the comparable period in 2007.  These decreases were attributable primarily to declining broadloom sales volume in the high-end corporate office and retail markets, and were somewhat offset by strong sales growth of modular carpet by Bentley Prince Street.

Specialty Products Segment. Because we sold Pandel, Inc. (which comprised the Specialty Products segment) on March 7, 2007, we no longer had sales in the Specialty Products segment in the quarters ended June 29, 2008 or July 1, 2007.  For the six months ended July 1, 2007, all of our net sales for the Specialty Products segment were derived in the first quarter of 2007, and thus are not comparable to the six-month period in 2008.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended June 29, 2008, and July 1, 2007, respectively:

	Three Months Ended		Percentage
Cost and Expenses	06/29/08	07/01/07	Change
	(In thousands)
Cost of sales	$189,712	$172,737	9.8%
Selling, general and administrative expenses	71,857	61,332	17.2%
Total	$261,569	$234,069	11.7%

	Six Months Ended		Percentage
Cost and Expenses	06/29/08	07/01/07	Change
	(In thousands)
Cost of sales	$357,182	$333,001	7.3%
Selling, general and administrative expenses	135,152	118,379	14.2%
Total	$492,334	$451,380	9.1%

For the quarter ended June 29, 2008, our cost of sales increased $17.0 million (9.8%) versus the comparable period in 2007, primarily due to increased product ($11.3 million) and labor ($1.7 million) costs associated with increased production levels during the second quarter of 2008.  Our raw material prices in the second quarter of 2008 were approximately 3-5% higher than those in the second quarter of 2007.  In addition, the translation of Euros into U.S. dollars resulted in an approximate $8.0 million increase in the cost of goods sold during the second quarter 2008 compared with the same period in 2007.  As a percentage of net sales, cost of sales decreased to 64.3% for the quarter ended June 29, 2008, versus 65.2% for the comparable period in 2007.  The percentage decrease was primarily due to increased sales price levels and improved manufacturing efficiencies in our Asia-Pacific and European modular carpet operations.

For the six months ended June 29, 2008, our cost of sales increased $24.2 million (7.3%) versus the comparable period in 2007, primarily due to increased product ($16.1 million) and labor ($2.4 million) costs associated with increased production levels during the first six months of 2008.  Our raw material prices in the first six months of 2008 were approximately 3-5% higher than those in the first six months of 2007.  In addition, the translation of Euros into U.S. dollars resulted in an approximate $10.5 million increase in the cost of goods sold during the first six months of 2008 compared with the same period in 2007.  As a percentage of net sales, cost of sales decreased to 64.2% for the six months ended June 29, 2008, versus 65.5% for the comparable period in 2007.  The percentage decrease was primarily due to increased sales price levels and improved manufacturing efficiencies in our Asia-Pacific and European modular carpet operations.

For the quarter ended June 29, 2008, our selling, general and administrative expenses increased $10.5 million (17.2%) versus the comparable period in 2007.  The primary components of this increase were:  (1)  a $4.0 million increase in expenses due to the translation of foreign currency into U.S. dollars, and (2) $4.0 million of incremental marketing expense related to the expansion of our market segmentation strategy in Europe.  As a result of these items, as a percentage of net sales, selling, general and administrative expenses increased for the quarter ended June 29, 2008, to 24.4% from 23.2% for the comparable period in 2007.

For the six months ended June 29, 2008, our selling, general and administrative expenses increased $16.8 million (14.2%) versus the comparable period in 2007.  The primary components of these increases were:  (1) a $5.6 million increase in expenses due to the translation of Euros into U.S. dollars, (2) a $7.2 million increase in selling expenses, commensurate with the increase in sales volume, (3) $6.3 million of increased marketing expense as we continue to invest in our marketing platforms, and (4) $1.0 million related to incremental performance vesting of restricted stock and other one-time incentive programs in the first six months of 2008 compared with performance vesting in the first six months of 2007.  The increased selling and marketing expenses related largely to the expansion of our market segmentation strategy in Europe.  As a result of these items as a percentage of net sales, selling, general and administrative expenses increased to 24.3% for the six months ended June 29, 2008, versus 23.3% for the comparable period in 2007.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	06/29/08	07/01/07	Change
	(In thousands)
Modular Carpet	$223,946	$193,904	15.5%
Bentley Prince Street	35,492	37,404	(5.1%)
Specialty Products (sold in March 2007)	--	--	--
Corporate Expenses and Eliminations	2,131	2,761	22.8%
Total	$261,569	$234,069	11.7%

Cost of Sales and Selling, General and	Six Months Ended		Percentage
Administrative Expenses (Combined)	06/29/08	07/01/07	Change
	(In thousands)
Modular Carpet	$419,153	$372,396	12.6%
Bentley Prince Street	69,566	72,518	(4.1%)
Specialty Products (sold in March 2007)	--	2,052	*
Corporate Expenses and Eliminations	3,615	4,414	18.1%
Total	$492,334	$451,380	9.1%

*Not meaningful

Interest Expenses

For the three-month period ended June 29, 2008, interest expense decreased $1.1 million to $8.1 million, versus $9.2 million in the comparable period in 2007.  For the six-month period ended June 29, 2008, interest expense decreased $2.4 million to $15.9 million, versus $18.3 million in the comparable period in 2007.  These decreases were due primarily to the lower levels of debt outstanding on a daily basis during each of the first two quarters of 2008 versus the comparable periods in 2007.  During the first and second quarters of 2007, we repurchased $15.7 million and $6.7 million, respectively, of our 7.3% senior notes due 2008 (the remainder of which was fully redeemed in the third quarter of 2007).

Liquidity and Capital Resources

General

At June 29, 2008, we had $83.6 million in cash, no borrowings and $9.9 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility.  As of June 29, 2008, we could have incurred $71.3 million of additional borrowings under our domestic revolving credit facility and €21.0 million (approximately $32.9 million) under our European credit facility.  In addition, we could have incurred the equivalent of an additional $15.1 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the six-month period ended June 29, 2008, were (1) $7.1 million from cash received as a reduction of accounts receivable, (2) $3.1 million associated with a reduction in deferred income taxes and other assets, and (3) $1.0 million from the exercise of employee stock options.  The primary uses of cash during the six-month period ended June 29, 2008, were (1) $27.3 million to fund working capital needs for inventory purchases, accounts payable and accruals, (2) $14.1 million for capital expenditures, and (3) $3.8 million for the payment of dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, under Item 7A of that Form 10-K.  Our discussion here focuses on the quarter ended June 29, 2008, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K.  This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At June 29, 2008, we recognized a $10.6 million increase in our foreign currency translation adjustment account compared to December 30, 2007, primarily because of the strengthening of the Euro against the U.S. dollar.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at June 29, 2008. The values that result from these computations are compared with the market values of these financial instruments at June 29, 2008. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of June 29, 2008, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $10.6 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $15.8 million.

As of June 29, 2008, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $13.5 million or an increase in the fair value of our financial instruments of $11.1 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the second quarter of 2008.  For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)       The Company held its annual meeting of shareholders on May 20, 2008.

(b)       Not applicable.

(c)       The matters considered at the annual meeting, and votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, relating to each matter are as follows:

(i)           Election of the following Directors (elected by plurality vote):

Class A	For	Withheld

Dianne Dillon-Ridgley	19,131,836	34,285,980
June M. Henton	19,020,375	34,397,441
Christopher G. Kennedy	19,114,920	34,302,896
K. David Kohler	20,609,526	32,808,290
Thomas R. Oliver	19,113,007	34,304,809

Class B	For	Withheld

Ray C. Anderson	6,145,659	2,129
Edward C. Callaway	6,136,893	10,895
Carl I. Gable	6,141,777	6,011
Daniel T. Hendrix	6,147,616	172
James B. Miller, Jr.	6,143,468	4,320
Harold M. Paisner	6,143,687	4,101

(ii)           Proposal to ratify the appointment of BDO Seidman, LLP to serve as independent auditors for 2008:

For:	58,497,300
Against:	1,015,591
Abstain:	52,713

(d)       Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1
Amended and Restated Employment and Change in Control Agreement of Ray C. Anderson dated July 23, 2008 (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 23, 2008, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: August 1, 2008	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1
Amended and Restated Employment and Change in Control Agreement of Ray C. Anderson dated July 23, 2008 (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 23, 2008, previously filed with the Commission and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.