Form 10-Q
period 2008-11-05
INTERFACE INC
filed 2008-11-07
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 28, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at October 31, 2008:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	56,374,393
Class B Common Stock, $.10 par value per share	6,720,051

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
 (IN THOUSANDS)
	SEPTEMBER 28, 2008	DECEMBER 30, 2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$85,521	$82,375
Accounts Receivable, net	165,350	178,625
Inventories	145,494	125,789
Prepaid and Other Expenses	20,462	18,985
Deferred Income Taxes	5,304	5,863
Assets of Business Held for Sale	3,180	4,792
TOTAL CURRENT ASSETS	425,311	416,429

PROPERTY AND EQUIPMENT, less accumulated depreciation	166,891	161,874
DEFERRED TAX ASSET	57,928	60,942
GOODWILL	143,153	142,471
OTHER ASSETS	50,662	53,516
TOTAL ASSETS	$843,945	$835,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$60,501	$57,243
Accrued Expenses	97,366	120,388
Current Portion of Long-Term Debt	--	--
Liabilities of Business Held for Sale	27	220
TOTAL CURRENT LIABILITIES	157,894	177,851

LONG-TERM DEBT, less current maturities	--	--
SENIOR NOTES	175,000	175,000
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	7,389	7,413
OTHER	37,791	38,852
TOTAL LIABILITIES	513,074	534,116

Minority Interest	7,732	6,974

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	--	--
Common Stock	6,306	6,184
Additional Paid-In Capital	338,960	332,650
Retained Earnings (Deficit)	15,579	(15,159)
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	(7,338)	1,270
Accumulated Other Comprehensive Income – Pension Liability	(30,368)	(30,803)
TOTAL SHAREHOLDERS' EQUITY	323,139	294,142
	$843,945	$835,232

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPT. 28, 2008	SEPT. 30, 2007	SEPT. 28, 2008	SEPT. 30, 2007

NET SALES	$278,423	$279,471	$835,164	$787,925
Cost of Sales	183,506	181,542	540,688	514,543

GROSS PROFIT ON SALES	94,917	97,929	294,476	273,382
Selling, General and Administrative Expenses	63,895	63,179	199,047	181,558
Loss on Disposition – Specialty Products	--	--	--	1,873
OPERATING INCOME	31,022	34,750	95,429	89,951

Interest Expense	8,173	8,643	24,109	26,924
Other Expense	804	1,281	1,415	2,316

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	22,045	24,826	69,905	60,711
Income Tax Expense	8,461	9,620	26,323	23,113

Income from Continuing Operations	13,584	15,206	43,582	37,598
Loss from Discontinued Operations, Net of Tax	(5,154)	(6,650)	(5,154)	(68,660)
Loss on Disposal of Discontinued Operations, Net of Tax	--	--	--	--
NET INCOME (LOSS)	$8,430	$8,556	$38,428	$(31,062)

Earnings (Loss) Per Share – Basic
Continuing Operations	$0.22	$0.25	$0.71	$0.62
Discontinued Operations	(0.08)	(0.11)	(0.08)	(1.13)
Loss on Disposal of Discontinued Operations	--	--	--	--
Earnings (Loss) Per Share – Basic	$0.14	$0.14	$0.63	$(0.51)

Earnings (Loss) Per Share – Diluted
Continuing Operations	$0.22	$0.25	$0.70	$0.61
Discontinued Operations	(0.08)	(0.11)	(0.08)	(1.11)
Loss on Disposal of Discontinued Operations	--	--	--	--
Earnings (Loss) Per Share – Diluted	$0.14	$0.14	$0.62	$(0.50)

Common Shares Outstanding – Basic	61,576	60,711	61,475	60,448
Common Shares Outstanding – Diluted	62,070	61,860	61,988	61,590

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPT. 28, 2008	SEPT. 30, 2007	SEPT. 28, 2008	SEPT. 30, 2007

Net Income (Loss)	$8,430	$8,556	$38,428	$(31,062)
Other Comprehensive Income (Loss), Foreign
Currency Translation Adjustment and Pension Liability Adjustment	(19,024)	5,817	(8,173)	12,285
Comprehensive Income (Loss)	$(10,594)	$14,373	$30,255	$(18,777)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPT. 28, 2008	SEPT. 30, 2007
OPERATING ACTIVITIES:
Net Income (Loss)	$38,428	$(31,062)
Loss from Discontinued Operations	5,154	68,660
Income from Continuing Operations	43,582	37,598
Adjustments to Reconcile Income to Cash Provided by Operating Activities:
Loss on Disposition of Assets – Specialty Products	--	1,873
Depreciation and Amortization	17,656	17,089
Deferred Income Taxes and Other	4,161	--
Working Capital Changes:
Accounts Receivable	10,286	(19,943)
Inventories	(21,781)	(10,821)
Prepaid Expenses	(549)	5,217
Accounts Payable and Accrued Expenses	(17,761)	12,479

Cash Provided by Continuing Operations	35,594	43,942
Cash Used in Discontinued Operations	--	(1,884)

CASH PROVIDED BY OPERATING ACTIVITIES:	35,594	42,058

INVESTING ACTIVITIES:
Capital Expenditures	(20,741)	(27,523)
Other	(5,636)	(8,404)
Proceeds from Sale of Fabrics Business	--	60,732
Cash Provided by (Used in) Investing Activities of Continuing Operations	(26,377)	24,805
Cash Used in Discontinued Operations	--	(6,950)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	(26,377)	17,855

FINANCING ACTIVITIES:
Net Borrowing of Long-Term Debt	--	7,169
Repurchase of Senior Notes	--	(101,365)
Proceeds from Issuance of Common Stock	1,393	3,621
Dividends Paid	(5,669)	(3,683)

CASH USED IN FINANCING ACTIVITIES:	(4,276)	(94,258)

Net Cash Provided by (Used in) Operating, Investing and
Financing Activities	4,941	(34,345)
Effect of Exchange Rate Changes on Cash	(1,795)	2,718

CASH AND CASH EQUIVALENTS:
Net Change During the Period	3,146	(31,627)
Balance at Beginning of Period	82,375	109,157

Balance at End of Period	$85,521	$77,530

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

NOTE 2 – SALE OF FABRICS GROUP BUSINESS SEGMENT

In the second quarter of 2007, the Company entered into an agreement to sell its Fabrics Group business segment to a third party. The sale was completed in the third quarter of 2007.  The purchase price for the business segment was $67.2 million, after working capital and certain other adjustments. Of this $67.2 million, $6.5 million represents deferred compensation which would be remitted to the Company upon the achievement of certain performance criteria by the disposed segment over the 18 months following the sale.  During the third quarter of 2008, the Company determined that the receipt of this deferred amount is less than probable and therefore incurred an after-tax charge of $4.2 million related to a full reserve against the deferred amount.  As described below in Notes 9 and 10, the Company incurred impairment charges of approximately $61.9 million during the first nine months of 2007 (none of which was incurred in the third quarter of 2007) to reduce the carrying value of the business segment to fair value as represented by the purchase price.  In the second and third quarters of 2007, the Company incurred approximately $12.4 million of direct costs to sell the business segment ($8.8 million of which was incurred in the third quarter of 2007).  The major classes of assets and liabilities related to the business segment at disposition were accounts receivable of $15.2 million, inventory of $32.7 million, property, plant and equipment of $36.5 million, and accounts payable and accruals of $11.4 million.  In the third quarter of 2008, the Company recorded a charge of $0.9 million, after tax, to reduce the carrying value of certain assets remaining from the segment that are held for sale to their realizable values.

Prior periods have been restated to include the results of operations and related disposal costs, gains and losses for this business segment as discontinued operations.  In addition, assets and liabilities of this business segment have been reported in assets and liabilities held for sale for all reported periods.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	September 28, 2008	December 30, 2007
	(In thousands)
Finished Goods	$87,100	$77,036
Work in Process	22,820	17,347
Raw Materials	35,574	31,406
	$145,494	$125,789

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Shares issued or reacquired during the period have been weighted for the portion of the period that they were outstanding.  Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings (loss) per share.  For the quarters ended September 28, 2008, and September 30, 2007, outstanding options to purchase 220,000 and 30,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.  For the nine months ended September 28, 2008 and September 30, 2007, outstanding options to purchase 195,000 and 50,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.

For the Three-Month Period Ended	Net Income	Average Shares Outstanding	Earnings Per Share
	(In Thousands Except Per Share Amounts)
September 28, 2008	$8,430	61,576	$0.14
Effect of Dilution:
Options and Restricted Stock	--	494	--

Diluted	$8,430	62,070	$0.14

September 30, 2007	$8,556	60,711	$0.14
Effect of Dilution:
Options and Restricted Stock	--	1,149	--

Diluted	$8,556	61,860	$0.14

For the Nine-Month Period Ended	Net Income (Loss)	Average Shares Outstanding	Earnings (Loss) Per Share
	(In Thousands Except Per Share Amounts)
September 28, 2008	$38,428	61,475	$0.63
Effect of Dilution:
Options and Restricted Stock	--	513	(0.01)

Diluted	$38,428	61,988	$0.62

September 30, 2007	$(31,062)	60,448	$(0.51)
Effect of Dilution:
Options and Restricted Stock	--	1,142	0.01

Diluted	$(31,062)	61,590	$(0.50)

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

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Specialty Products	Total
	(In thousands)
Three Months Ended September 28, 2008
Net Sales	$242,986	$35,437	--	$278,423
Depreciation and Amortization	3,917	622	--	4,539
Operating Income	30,297	725	--	31,022

Three Months Ended September 30, 2007
Net Sales	$242,889	$36,582	--	$279,471
Depreciation and Amortization	3,546	473	--	4,019
Operating Income	35,187	1,259	--	36,446

	Modular Carpet	Bentley Prince Street	Specialty Products	Total
	(In thousands)
Nine Months Ended September 28, 2008
Net Sales	$728,372	$106,792	--	$835,164
Depreciation and Amortization	11,277	1,762	--	13,039
Operating Income	96,530	2,514	--	99,044

Nine Months Ended September 30, 2007
Net Sales	$673,666	$112,067	$2,192	$787,925
Depreciation and Amortization	10,725	1,406	12	12,143
Operating Income (Loss)	93,568	4,226	(1,733)	96,061

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$4,539	$4,019	$13,039	$12,143
Corporate depreciation and amortization	1,134	1,110	4,617	4,946
Reported depreciation and amortization	$5,673	$5,129	$17,656	$17,089

OPERATING INCOME
Total segment operating income	$31,022	$36,446	$99,044	$96,061
Corporate expenses and other reconciling amounts	--	(1,696)	(3,615)	(6,110)
Reported operating income	$31,022	$34,750	$95,429	$89,951

	September 28, 2008	December 30, 2007
ASSETS	(In thousands)
Total segment assets	$705,906	$670,515
Discontinued operations	3,180	4,792
Corporate assets and eliminations	134,859	159,925
Reported total assets	$843,945	$835,232

NOTE 6 – LONG-TERM DEBT

On January 1, 2008, the Company amended its domestic revolving credit agreement (the “Facility”).  The amendment (the “First Amendment”) extended the stated maturity date of the Facility to December 31, 2012.  In addition, the applicable interest rates for LIBOR-based loans were reduced.  Interest on those loans is now charged at varying rates computed by applying a margin ranging from 1.00% to 2.00% (reduced from the range of 1.25% to 2.25%) over the applicable LIBOR rate, depending on the Company’s average excess borrowing availability during the most recently completed fiscal quarter.  The Company also is no longer required to deliver monthly financial statements to the lenders.  In light of our recent borrowing levels and in an effort to reduce unused line fees, the Company reduced the maximum aggregate amount of loans and letters of credit available to the Company at any one time from $125 million to $100 million (subject to a borrowing base, as existed prior to the First Amendment), with an option to increase that maximum aggregate amount to $150 million (the same option level that existed prior to the First Amendment) upon the satisfaction of certain conditions.  The lender group was reduced from 5 lenders to 4 lenders, and the lending commitments were reallocated among the remaining lenders.  In connection with the reduction in the number of lenders and the reallocation of lending commitments, the threshold of “Required Lenders” for purposes of certain amendments and consents under the Facility was increased from more than 50% of the aggregate amount of the lending commitments to more than 66⅔% of the aggregate amount of the lending commitments.

The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

As of September 28, 2008, there were zero borrowings and $9.9 million in letters of credit outstanding under the Facility.  As of September 28, 2008, the Company could have incurred $65.6 million of additional borrowings under the Facility.

Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with ABN AMRO Bank N.V. Under this Credit Agreement, ABN AMRO provides a credit facility for borrowings and bank guarantees in varying aggregate amounts over time.  As of September 28, 2008, there were no borrowings outstanding under this facility, and the Company could have incurred €21.0 million (approximately $30.7 million) of additional borrowings under the facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $16.1 million of lines of credit available.  No amounts were outstanding under these lines of credit as of September 28, 2008.

As of September 28, 2008, the estimated fair values (based on then-current market prices) of the 9.5% Senior Subordinated Notes due 2014 and the 10.375% Senior Notes due 2010 were $136.4 million and $178.3 million, respectively.

Subsequent to the end of the third quarter of 2008, the Company has repurchased approximately $19.4 million of its 10.375% Senior Notes due 2010.

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

During the first nine months of 2008 and 2007, the Company recognized stock option compensation costs of $0.5 million and $0.3 million, respectively.  In the third quarters of fiscal years 2008 and 2007, the Company recognized stock option compensation costs of $0.2 million and $0.1 million, respectively. The remaining unrecognized stock option compensation cost related to unvested awards at September 28, 2008, approximated $0.7 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first nine months of fiscal years 2008 and 2007:

	Nine Months Ended September 28, 2008	Nine Months Ended September 30, 2007
Risk free interest rate	3.9%	4.73%
Expected life	3.25 years	3.25 years
Expected volatility	61%	60%
Expected dividend yield	0.57%	0.51%

The weighted average grant date fair value of stock options granted during the first nine months of fiscal year 2008 was $6.21 per share.

The following table summarizes stock options outstanding as of September 28, 2008, as well as activity during the nine months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2007	805,000	$6.22
Granted	145,000	14.18
Exercised	191,500	6.32
Forfeited or canceled	54,500	6.03
Outstanding at September 28, 2008 (a)	704,000	$7.86

Exercisable at September 28, 2008 (b)	529,000	$5.80

(a) At September 28, 2008, the weighted average remaining contractual life of options outstanding was 3.0 years.
(b) At September 28, 2008, the weighted average remaining contractual life of options exercisable was 2.6 years.

At September 28, 2008, the aggregate intrinsic value of options outstanding and options exercisable was $2.3 million and $2.8 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first nine months of fiscal years 2008 and 2007 are provided in the following table:

	Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007
	(In thousands)
Proceeds from stock options exercised	$1,393	$3,621
Intrinsic value of stock options exercised	$1,734	$7,038

Restricted Stock Awards

During the nine months ended September 28, 2008, and September 30, 2007, the Company granted restricted stock awards for 1,012,000 and 327,000 shares, respectively, of Class B common stock.  These awards (or a portion thereof) vest with respect to each recipient over a three to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $4.6 million and $5.1 million for the nine months ended September 28, 2008, and September 30, 2007, respectively.  SFAS No. 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock awards outstanding as of September 28, 2008, and activity during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2007	852,000	$9.90
Granted	1,012,000	$14.13
Vested	389,000	$10.16
Forfeited or canceled	--	--
Outstanding at September 28, 2008	1,475,000	$11.87

As of September 28, 2008, the unrecognized total compensation cost related to unvested restricted stock was $12.5 million.  That cost is expected to be recognized by the end of 2012.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended September 28, 2008, and September 30, 2007, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
	(In thousands)		(In thousands)
Service cost	$687	$724	$2,080	$2,154
Interest cost	3,287	3,102	9,925	9,220
Expected return on assets	(3,830)	(3,290)	(11,569)	(9,779)
Amortization of prior service costs	--	--	--	--
Recognized net actuarial (gains)/losses	359	702	1,087	2,087
Amortization of transition obligation	--	29	--	86
Net periodic benefit cost	$503	$1,267	$1,523	$3,768

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
	(In thousands)		(In thousands)
Service cost	$67	$66	$201	$197
Interest cost	237	224	712	672
Amortization of transition obligation	55	55	164	164
Amortization of prior service cost	12	12	36	36
Amortization of loss	74	72	221	215
Net periodic benefit cost	$445	$429	$1,334	$1,284

NOTE 9 – DISCONTINUED OPERATIONS

As discussed above in Note 2, in the second quarter of 2007, the Company committed to a plan to exit its Fabrics Group business segment, and in the third quarter of 2007, the Company completed the sale. Therefore, the results for the Fabrics Group business segment have been reported as discontinued operations.  In connection with this action, the Company also recorded write-downs for the impairment of assets and goodwill of $17.4 million and $44.5 million, respectively, in the first nine months of 2007.  In connection with the sale, the Company recorded the aforementioned impairments to reduce the carrying value of the business segment to its fair value.  As discussed in Note 2, in the third quarter of 2008, the Company incurred an after-tax charge of $4.2 million related to a reserve placed on the receipt of the contingent additional purchase price from the sale of its Fabrics Group business segment.  Also in the third quarter of 2008, the Company recorded a charge of $0.9 million, after tax, to reduce the carrying value of certain assets remaining from the segment that are held for sale to their realizable values.

In 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses and began to dispose of several of the dealer subsidiaries.  Therefore, the results for the owned Re:Source dealer businesses, as well as the Company’s small Australian dealer and small residential fabrics businesses that management also decided to exit at that time, are reported as discontinued operations.

Summary operating results for the above-described discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
	(In thousands)		(In thousands)
Net sales	--	$10,271	--	$82,003
Loss on operations before taxes on income	(7,856)	(10,230)	(7,856)	(79,610)
Tax benefit	2,702	3,580	2,702	10,950
Loss on operations, net of tax	(5,154)	(6,650)	(5,154)	(68,660)

Assets and liabilities, including reserves, related to the above-described discontinued operations that were held for sale consist of the following:

	September 28, 2008	December 30, 2007
	(In thousands)
Current assets	$24	$79
Property and equipment	3,156	4,706
Other assets	--	7
Current liabilities	27	220
Other liabilities	--	--

NOTE 10 – IMPAIRMENT OF GOODWILL AND OTHER ASSETS

In the first quarter of 2007, the Company recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to its Fabrics Group business segment.  The Company was exploring possible strategic options with respect to its fabrics business, and its analyses indicated that the carrying value of the assets of the fabrics business exceeded their fair value.  When such an indication is present, the Company measures potential goodwill and other asset impairments based on an allocation of the estimated fair value of the reporting unit to its underlying assets and liabilities.  An impairment loss is recognized to the extent that the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  In addition to the impairment of goodwill, the Company determined that the other intangible assets of the business unit were impaired as well.  As discussed above in Note 2, in the second quarter of 2007, the Company entered into an agreement to sell its fabrics business unit for approximately $67.2 million (after working capital and certain other adjustments).  Of this $67.2 million, $6.5 million represents deferred purchase price which would be remitted to the Company upon the achievement of certain performance criteria by the disposed segment over the 18 months following the sale.  As a result of the agreed-upon purchase price, the Company recorded an impairment of assets of approximately $13.6 million in the second quarter of 2007.  These impairment charges have been included in discontinued operations in the consolidated condensed statement of operations for the first nine months of 2007.  During the third quarter of 2008, the Company determined that the receipt of the deferred purchase price amount is less than probable and therefore incurred an after-tax charge of $4.2 million related to a full reserve against the deferred amount.  Also in the third quarter of 2008, the Company recorded a charge of $0.9 million, after tax, to reduce the carrying value of certain assets remaining from the segment that are held for sale to their realizable values.

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $32.3 million and $38.2 million for the nine months ended September 28, 2008, and September 30, 2007, respectively.  Income tax payments amounted to $19.3 million and $11.9 million for the nine months ended September 28, 2008, and September 30, 2007, respectively.

NOTE 13 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control.  SFAS No. 160 requires an entity to present minority interest as a component of equity.  Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements.  This standard is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  SFAS No. 141R requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree.  The statement requires an entity to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase.  SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting.  This standard is effective for fiscal years beginning after December 15, 2008.  The Company currently does not believe that the adoption of this pronouncement will have any effect on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  For financial assets subject to fair value measurements, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, the FASB granted a deferral for the application of SFAS No. 157 with regard to non-financial assets until fiscal years beginning after November 15, 2008.  The adoption of the pronouncement for financial assets did not have a material impact on the Company’s consolidated financial statements.  The Company is currently assessing the effect, if any, that the adoption of this pronouncement with regard to non-financial assets will have on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”).  The scope of EITF 06-04 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  The Company adopted this standard on December 31, 2007, the first day of the 2008 fiscal year.  The Company provides an endorsement split-dollar policy to one individual.  In accordance with the standard, the Company recorded the present value of the expected future policy premiums for this insurance policy, an amount of approximately $2.0 million, as an adjustment to retained earnings.

NOTE 14 – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 was effective as of January 1, 2007, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.  On January 1, 2007, the Company adopted the provisions of FIN 48.  As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to the Company’s retained earnings balance as of January 1, 2007.  The Company recognized a $4.6 million increase in its liability for unrecognized tax benefits with a corresponding decrease to the fiscal year 2007 opening balance of retained earnings.  There have been no material changes to the Company’s unrecognized tax benefits during the three and nine months ended September 28, 2008.  As of September 28, 2008, the Company had approximately $7.9 million accrued for unrecognized tax benefits.

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2008

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$178,179	$129,669	$--	$(29,425)	$278,423
Cost of sales	133,639	79,292	--	(29,425)	183,506
Gross profit on sales	44,540	50,377	--	--	94,917
Selling, general and administrative expenses	28,307	30,031	5,557	--	63,895
Operating income (loss)	16,233	20,346	(5,557)	--	31,022
Interest/Other expense	(6,121)	2,879	12,219	--	8,977
Income (loss) before taxes on income and equity in income of subsidiaries	22,354	17,467	(17,776)	--	22,045
Income tax (benefit) expense	8,302	5,801	(5,642)	--	8,461
Equity in income (loss) of subsidiaries	--	--	20,564	(20,564)	--
Income (loss) from continuing operations	14,052	11,666	8,430	(20,564)	13,584
Loss on discontinued operations, net of tax	(5,154)	--	--	--	(5,154)
Net income (loss)	$8,898	$11,666	$8,430	$(20,564)	$8,430

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$482,177	$436,522	$--	$(83,535)	$835,164
Cost of sales	351,540	272,683	--	(83,535)	540,688
Gross profit on sales	130,637	163,839	--	--	294,476
Selling, general and administrative expenses	83,640	93,804	21,603	--	199,047
Loss on disposal – Specialty Products	--	--	--	--	--
Operating income (loss)	46,997	70,035	(21,603)	--	95,429
Interest/Other expense	(3,356)	9,284	19,596	--	25,524
Income (loss) before taxes on income and equity in income of subsidiaries	50,353	60,751	(41,199)	--	69,905
Income tax (benefit) expense	19,082	19,511	(12,270)	--	26,323
Equity in income (loss) of subsidiaries	--	--	67,357	(67,357)	--
Income (loss) from continuing operations	31,271	41,240	38,428	(67,357)	43,582
Income (loss) on discontinued operations, net of tax	(5,154)	--	--	--	(5,154)
Net income (loss)	$26,117	$41,240	$38,428	$(67,357)	$38,428

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 28, 2008

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$--	$56,009	$29,512	$--	$85,521
Accounts receivable	71,699	93,651	--	--	165,350
Inventories	77,114	68,380	--	--	145,494
Prepaids and deferred income taxes	5,948	12,091	7,727	--	25,766
Assets of business held for sale	30	3,150	--	--	3,180
Total current assets	154,791	233,281	37,239	--	425,311
Property and equipment less accumulated depreciation	80,088	81,400	5,403	--	166,891
Investment in subsidiaries	267,393	160,624	107,298	(535,315)	--
Goodwill	68,167	74,986	--	--	143,153
Other assets	7,748	12,879	87,963	--	108,590
	$578,187	$563,170	$237,903	$(535,315)	$843,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$65,609	$92,069	$216	$--	$157,894
Long-term debt, less current maturities	--	--	--	--	--
Senior notes and senior subordinated notes	--	--	310,000	--	310,000
Deferred income taxes	1,614	11,323	(5,548)	--	7,389
Other	2,980	7,987	26,824	--	37,791
Total liabilities	70,203	111,379	331,492	--	513,074

Minority interests	--	7,732	--	--	7,732

Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,306	(196,344)	6,306
Additional paid-in capital	191,411	12,525	338,960	(203,936)	338,960
Retained earnings (deficit)	165,497	357,064	(429,838)	(77,144)	15,579
Foreign currency translation adjustment	(960)	(138)	(6,240)	--	(7,338)
Pension liability	--	(27,591)	(2,777)	--	(30,368)
	$578,187	$563,170	$237,903	$(535,315)	$843,945

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS
ENDED SEPTEMBER 28, 2008

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$20,235	$47,053	$(31,694)	$--	$35,594
Cash flows from investing activities:
Capital expenditures	(9,678)	(10,883)	(180)	--	(20,741)
Investing cash flow from discontinued operations	--	--	--	--	--
Other	(1,359)	(69)	(4,208)	--	(5,636)
Net cash used for investing activities	(11,037)	(10,952)	(4,388)	--	(26,377)
Cash flows from financing activities:
Net borrowings	--	--	--	--	--
Other	(10,392)	(13,296)	23,688	--	--
Proceeds from issuance of common stock	--	--	1,393	--	1,393
Dividends paid	--	--	(5,669)	--	(5,669)
Net cash provided by (used for) financing activities	(10,392)	(13,296)	19,412	--	(4,276)
Effect of exchange rate change on cash	--	(1,795)	--	--	(1,795)
Net increase (decrease) in cash	(1,194)	21,010	(16,670)	--	3,146
Cash at beginning of period	1,194	34,998	46,183	--	82,375
Cash at end of period	$--	$56,008	$29,513	$--	$85,521

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, under Item 7 of that Form 10-K.  Our discussions here focus on our results during the quarter ended, or as of, September 28, 2008, and the comparable period of 2007 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time.  These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

Sale of Fabrics Group Business Segment

In July 2007, we completed the sale of our Fabrics Group business segment to a third party pursuant to an agreement we entered into in the second quarter of 2007.  Following working capital and other adjustments provided for in the agreement, we received $60.7 million in cash at the closing of the transaction.  Under the terms of the purchase agreement, we are eligible to receive up to $6.5 million of additional purchase price pursuant to an earn-out agreement focused on the performance of the business segment, as owned and operated by the purchaser, during the 18-month period following the closing.  In the third quarter of 2008, we determined that the receipt of this additional purchase price is less than probable and therefore incurred an after-tax charge of $4.2 million related to a full reserve against the deferred amount.  Also in the third quarter of 2008, we recorded a charge of $0.9 million, after tax, to reduce the carrying value of certain assets remaining from the segment that are held for sale to their realizable values.  As discussed in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part 1, in the first nine months of 2007, we recorded charges for impairment of goodwill of $44.5 million (none of which was incurred in the third quarter of 2007) and impairment of other assets of $17.4 million (none of which was incurred in the third quarter of 2007) related to the Fabrics Group business segment.

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

Our discontinued operations had no net sales in the three-month and nine-month periods ended September 28, 2008.  Loss from operations of these businesses, net of tax, was $5.2 million in each of the three-month and nine-month periods ended September 28, 2008.  Included in this loss from discontinued operations are after-tax charges of $4.2 million and $0.9 million related to a reserve placed on the additional contingent purchase price from the sales of the Fabrics Group business segment and the impairment of certain assets remaining from the segment, respectively, as discussed above.  Our discontinued operations had net sales of $35.9 million and $71.7 million in the three-month and nine-month periods ended September 30, 2007, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Tax”). Loss from operations of these businesses, inclusive of goodwill and other asset impairments as well as costs to sell the businesses, net of tax, was $6.7 million and $68.7 million in the three-month and nine-month periods ended September 30, 2007, respectively.

General

During the quarter ended September 28, 2008, we had net sales of $278.4 million, compared with net sales of $279.5 million in the third quarter last year.  Fluctuations in currency exchange rates positively impacted 2008 third quarter sales by 3% (approximately $7.7 million), compared with the prior year period.  During the first nine months of fiscal 2008, we had net sales of $835.2 million, compared with net sales of $787.9 million in the first nine months of last year.  Fluctuations in currency exchange rates positively impacted sales in the first nine months of 2008 by 3% (approximately $26.7 million), compared with the prior year period.

Including the losses from discontinued operations discussed above, we had net income of $8.4 million, or $0.14 per diluted share, during the third quarter of 2008, compared with net income of $8.6 million or $0.14 per diluted share, during the third quarter last year.

For the first nine months of 2008, including the impact of the loss from discontinued operations, we had net income of $38.4 million, or $0.62 per diluted share.  In the first quarter of 2007, we sold our Pandel, Inc. business for $1.4 million and recorded a loss of $1.9 million on this sale.  (Pandel comprised the Company’s Specialty Products segment.)  The impairment of assets and other costs related to the sale of the Fabrics Group business segment and the loss on disposal of Pandel, Inc. led to our net loss of $31.1 million, or $0.50 per diluted share, during the first nine months of 2007.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended September 28, 2008, and September 30, 2007, respectively:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9	65.0	64.7	65.3
Gross profit on sales	34.1	35.0	35.3	34.7
Selling, general and administrative expenses	22.9	22.6	23.8	23.0
Loss on disposal of Specialty Products	--	--	--	0.2
Operating income	11.1	12.4	11.4	11.4
Interest/Other expense	3.2	3.6	3.1	3.7
Income from continuing operations before tax expense	7.9	8.9	8.4	7.7
Income tax expense	3.0	3.4	3.2	2.9
Income from continuing operations	4.9	5.4	5.2	4.8
Discontinued operations, net of tax	(1.9)	(2.4)	(0.6)	(8.7)
Loss on disposal	--	--	--	--
Net income (loss)	3.0	3.1	4.6	(3.9)

Below we provide information regarding net sales for each of our three operating segments, and analyze those results for the three-month and nine-month periods ended September 28, 2008, and September 30, 2007, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month and nine-month periods ended September 28, 2008, and September 30, 2007, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	Sept. 28, 2008	Sept. 30, 2007	Change
	(In thousands)
Modular Carpet	$242,986	$242,889	0.0%
Bentley Prince Street	35,437	36,582	(3.1%)
Specialty Products (sold in March 2007)	--	--	--
Total	$278,423	$279,471	(0.4%)

	Nine Months Ended		Percentage
Net Sales By Segment	Sept. 28, 2008	Sept. 30, 2007	Change
	(In thousands)
Modular Carpet	$728,372	$673,666	8.1%
Bentley Prince Street	106,792	112,067	(4.7%)
Specialty Products (sold in March 2007)	--	2,192	*
Total	$835,164	$787,925	6.0%

* Not meaningful

For the quarter ended September 28, 2008, net sales for the Modular Carpet segment were flat compared with the third quarter of 2007.  On a geographic basis, sales were down slightly in the Americas for the third quarter 2008 versus the year ago period, as increases in our sales into the retail, education and government market segments were offset by a decline in corporate office sales.  Sales in the Asia-Pacific region in the third quarter of 2008 grew 13% over the third quarter last year due primarily to a relatively good economic climate in that region and the implementation of our market diversification strategy, with the largest increases in non-office sales coming in the healthcare and retail market segments.  Sales in Europe were down approximately 9% in local currency, mostly due to softening conditions in the corporate office market in Western Europe.  However, as reported in U.S. dollars, 2008 third quarter sales in Europe were down only 1% compared with the prior year period due to the strength of the Euro versus the U.S. dollar.

For the nine months ended September 28, 2008, net sales for the Modular Carpet segment increased $54.7 million (8.1%) versus the comparable period in 2007.  On a geographic basis, we experienced increases in net sales in the Americas and Asia-Pacific (up 5% and 23%, respectively) for the nine months ended September 28, 2008, versus the comparable period in 2007.  Sales growth in the Americas is primarily attributable to increases in our sales into the education, government and hospitality market segments in North America, as well as the market’s general trend toward carpet tile.  These increases were somewhat offset by a decline in corporate office sales due to the weakening economic condition in this region.  Sales growth in Asia-Pacific is attributable in large part to a relatively good economic climate in that region as well as increased sales into the retail and hospitality market segments.  In Europe, sales in the first nine months of 2008 were down approximately 5% in local currency compared with the first nine months of last year, mostly due to softening conditions in the corporate office market in Western Europe.  However, as reported in U.S. dollars, sales in Europe in the first nine months of 2008 were up 8% compared with the prior year period due to the strength of the Euro versus the U.S. dollar.

Bentley Prince Street Segment.  In our Bentley Prince Street segment, net sales for the quarter ended September 28, 2008, decreased $1.2 million (3.1%) versus the comparable period in 2007.  For the nine months ended September 28, 2008, net sales for our Bentley Prince Street segment decreased $5.3 million (4.7%) versus the comparable period in 2007.  These decreases were attributable primarily to declining broadloom sales volume in the high-end corporate office and retail markets, and were somewhat offset by strong sales growth of modular carpet by Bentley Prince Street.

Specialty Products Segment. Because we sold Pandel, Inc. (which comprised the Specialty Products segment) on March 7, 2007, we no longer had sales in the Specialty Products segment in the quarters ended September 28, 2008 or September 30, 2007.  For the nine months ended September 30, 2007, all of our net sales for the Specialty Products segment were derived in the first quarter of 2007, and thus are not comparable to the nine-month period in 2008.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended September 28, 2008, and September 30, 2007, respectively:
	Three Months Ended		Percentage
Cost and Expenses	Sept. 28, 2008	Sept. 30, 2007	Change
	(In thousands)
Cost of sales	$183,506	$181,542	1.1%
Selling, general and administrative expenses	63,895	63,179	1.1%
Total	$247,401	$244,721	1.1%

	Nine Months Ended		Percentage
Cost and Expenses	Sept. 28, 2008	Sept. 30, 2007	Change
	(In thousands)
Cost of sales	$540,688	$514,543	5.1%
Selling, general and administrative expenses	199,047	181,558	9.6%
Total	$739,735	$696,101	6.3%

For the quarter ended September 28, 2008, our cost of sales increased $2.0 million (1.1%) versus the comparable period in 2007.  The translation of Euros into U.S. dollars resulted in an approximate $4.1 million increase in cost of sales during the third quarter 2008 compared with the same period in 2007, which offset a similar decline in cost of sales in local currency in our European modular carpet operations.  Our raw material prices in the third quarter of 2008 were approximately 3-5% higher than those in the third quarter of 2007.  As a percentage of net sales, cost of sales increased to 65.9% for the quarter ended September 28, 2008, versus 65.0% for the comparable period in 2007.  The percentage increase was due to the above-mentioned items as well as (1) the under-absorption of fixed overhead costs as a result of lower production volumes in our European modular carpet operations, and (2) additional fixed costs as a result of our plant expansion in our Asia-Pacific modular carpet operations.  The percentage increase was somewhat offset by increased sales price levels in the third quarter of 2008 versus the comparable period in 2007.

For the nine months ended September 28, 2008, our cost of sales increased $26.1 million (5.1%) versus the comparable period in 2007, primarily due to increased product ($17.4 million) and labor ($2.6 million) costs associated with increased production levels during the first nine months of 2008.  The translation of Euros into U.S. dollars resulted in an approximate $14.6 million increase in cost of sales during the first nine months of 2008 compared with the same period in 2007.  As a percentage of net sales, cost of sales decreased to 64.7% for the nine months ended September 28, 2008, versus 65.3% for the comparable period in 2007.  The percentage decrease was primarily due to (1) increased sales price levels in the first nine months of 2008 versus the comparable period in 2007, and (2) improved manufacturing efficiencies during the first two quarters of 2008 in our Asia-Pacific and European modular carpet operations, which were somewhat offset by the negative impacts described above in our discussion of cost of sales in the third quarter of 2008.

For the quarter ended September 28, 2008, our selling, general and administrative expenses increased $0.7 million (1.1%) versus the comparable period in 2007.  The primary components of this increase were: (1) a $2.4 million increase in expenses due to the translation of foreign currency into U.S. dollars, and (2) $1.0 million of incremental marketing expense related to the expansion of our market diversification strategy in Europe.  These increases were mostly offset by a $2.2 million reduction in administrative costs in the 2008 third quarter, primarily due to lower incentive plan compensation compared with the prior year period.  As a result of these items, as a percentage of net sales, selling, general and administrative expenses increased for the quarter ended September 28, 2008, to 22.9% from 22.6% for the comparable period in 2007.

For the nine months ended September 28, 2008, our selling, general and administrative expenses increased $17.5 million (9.6%) versus the comparable period in 2007.  The primary components of this increase were:  (1) an $8.0 million increase in expenses due to the translation of Euros into U.S. dollars, (2) an $8.8 million increase in selling expenses, commensurate with the increase in sales volume, and (3) $6.2 million of increased marketing expense as we continue to invest in our marketing platforms, particularly in market diversification in Europe.  These increases were somewhat offset by reduced incentive plan compensation, which was $6.7 million lower in the first nine months of 2008 versus the comparable period in 2007.  As a result of these items, as a percentage of net sales, selling, general and administrative expenses increased to 23.8% for the nine months ended September 28, 2008, versus 23.0% for the comparable period in 2007.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	Sept. 28, 2008	Sept. 30, 2007	Change
	(In thousands)
Modular Carpet	$212,689	$207,702	2.4%
Bentley Prince Street	34,712	35,323	(1.7%)
Specialty Products (sold in March 2007)	--	--	--
Corporate Expenses and Eliminations	--	1,696	*
Total	$247,401	$244,721	1.1%

Cost of Sales and Selling, General and	Nine Months Ended		Percentage
Administrative Expenses (Combined)	Sept. 28, 2008	Sept. 30, 2007	Change
	(In thousands)
Modular Carpet	$631,842	$580,098	8.9%
Bentley Prince Street	104,278	107,841	(3.3%)
Specialty Products (sold in March 2007)	--	2,052	*
Corporate Expenses and Eliminations	3,615	6,110	(40.8%)
Total	$739,735	$696,101	6.3%

*Not meaningful

Interest Expenses

For the three-month period ended September 28, 2008, interest expense decreased $0.5 million to $8.2 million, versus $8.7 million in the comparable period in 2007.  For the nine-month period ended September 28, 2008, interest expense decreased $2.8 million to $24.1 million, versus $26.9 million in the comparable period in 2007.  These decreases were due primarily to the lower levels of debt outstanding on a daily basis during each of the 2008 periods versus the comparable periods in 2007.  During the first nine months of 2007, we repurchased or redeemed all of our then-outstanding 7.3% Senior Notes due 2008 (a total of $101.4 million).

Liquidity and Capital Resources

General

At September 28, 2008, we had $85.5 million in cash, no borrowings and $9.9 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility.  As of September 28, 2008, we could have incurred $65.6 million of additional borrowings under our domestic revolving credit facility and €21.0 million (approximately $30.7 million) under our European credit facility.  In addition, we could have incurred the equivalent of an additional $16.1 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the nine-month period ended September 28, 2008, were: (1) $10.3 million from cash received as a reduction of accounts receivable, (2) $4.2 million associated with a reduction in deferred income taxes and other assets, and (3) $1.4 million from the exercise of employee stock options.  The primary uses of cash during the nine-month period ended September 28, 2008, were: (1) $39.5 million to fund working capital needs for inventory purchases, accounts payable and accruals, (2) $20.7 million for capital expenditures, and (3) $5.7 million for the payment of dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, under Item 7A of that Form 10-K.  Our discussion here focuses on the quarter ended September 28, 2008, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K.  This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At September 28, 2008, we recognized an $8.6 million decrease in our foreign currency translation adjustment account compared to December 30, 2007, primarily because of the strengthening of the U.S. dollar against the Euro, the Canadian dollar and the Australian dollar.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at September 28, 2008. The values that result from these computations are compared with the market values of these financial instruments at September 28, 2008. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of September 28, 2008, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $10.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $12.8 million.

As of September 28, 2008, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $13.0 million or an increase in the fair value of our financial instruments of $10.7 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A.  RISK FACTORS

The following risk factor supplements the “Risk Factors” included in Part I, Item 1A, of our Annual Report on Form 10-K for fiscal year 2007.  Except as set forth below, there are no material changes in risk factors in the third quarter of 2008.

The recent worldwide financial and credit crisis could have a material adverse effect on our business, financial condition and results of operations.

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of many business operations worldwide.  This shortage of liquidity and credit, combined with recent substantial losses in worldwide equity markets, could lead to an extended worldwide economic recession and result in a material adverse effect on our business, financial condition and results of operations.  The limited availability of credit and liquidity adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could cause them to fail to meet their obligations to us or result in decreased demand for our products as customers may defer or delay renovation and construction projects where our carpet is used.  In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions, and our ability to refinance existing debt.  The financial and credit crisis also could have an impact on the lenders under our credit facilities, causing them to fail to meet their obligations to us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
31.1	Section 3.02 Certification of Chief Executive Officer.
31.2	Section 3.02 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 5, 2008	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.