Form 10-K
INTERFACE INC
filed 2009-02-26
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2008

Commission File No.: 0-12016

      Interface, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-1451243
(State of incorporation)	(I.R.S. Employer Identification No.)

2859 Paces Ferry Road, Suite 2000
Atlanta, Georgia	30339
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:                (770) 437-6800

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Class A Common Stock, $0.10 Par Value Per Share	Nasdaq Global Select Market
Series B Participating Cumulative Preferred Stock Purchase Rights	Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act:               None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 27, 2008 (assuming conversion of Class B Common Stock into Class A Common Stock):  $740,422,014 (57,352,596 shares valued at the last sales price of $12.91 on June 27, 2008). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 15, 2009:

Class	Number of Shares
Class A Common Stock, $0.10 par value per share	56,434,559
Class B Common Stock, $0.10 par value per share	6,766,885

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

Introduction and General

We are a worldwide leader in design, production and sales of modular carpet, and a manufacturer, marketer and servicer of select other floorcovering products for the commercial, institutional and residential markets. Our global market share of the specified carpet tile segment is approximately 35%, which we believe is more than double that of our nearest competitor. In recent years, modular carpet sales growth in the floorcovering industry has significantly outpaced the growth of the overall industry, as architects, designers and end users increasingly recognized the unique and superior attributes of modular carpet, including its dynamic design capabilities, greater economic value (which includes lower costs as a result of reduced waste in both installation and replacement), and installation ease and speed. Our Modular Carpet segment sales, which do not include modular carpet sales in our Bentley Prince Street segment, grew from $563.4 million to $946.8 million during the 2004 to 2008 period, representing a 14% compound annual growth rate.

Our Bentley Prince Street® brand is a leader in the high-end, designer-oriented sector of the broadloom market segment, where custom design and high quality are the principal specifying and purchasing factors.

As a global company with a reputation for high quality, reliability and premium positioning, we market products in over 110 countries under established brand names such as InterfaceFLOR®, Heuga®, Bentley Prince Street and FLOR™ in modular carpet; Bentley Prince Street and Prince Street House and Home™ in broadloom carpet; and Intersept® in antimicrobial chemicals. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 55%, 34% and 11%, respectively, for fiscal year 2008.

 Capitalizing on our leadership in modular carpet for the corporate office segment, we embarked on a market diversification strategy in 2001 to increase our presence and market share for modular carpet in non-corporate office market segments, such as government, healthcare, hospitality, education and retail space, which combined are almost twice the size of the approximately $1 billion U.S. corporate office segment. In 2003, we expanded our diversification strategy to target the approximately $11 billion U.S. residential market segment for carpet. As a result, our mix of corporate office versus non-corporate office modular carpet sales in the Americas shifted to 45% and 55%, respectively, for 2008 compared with 64% and 36%, respectively, in 2001. (Company-wide, our mix of corporate office versus non-corporate office sales was 60% and 40%, respectively, in 2008.)  We believe the appeal and utilization of modular carpet is growing in each of these non-corporate office segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these new segments around the world.

Our modular carpet leadership, strong business model and market diversification strategy, restructuring initiatives and sustained strategic investments in innovative product concepts and designs enabled us to weather successfully the unprecedented downturn, both in severity and duration, that affected the commercial interiors industry from 2001 to 2003. As a result, we were well-positioned to capitalize on improved market conditions when the commercial interiors industry began to recover in 2004. From 2004 to 2008, we increased our net sales from $695.3 million to $1,082.3 million, a 12% compound annual growth rate.

In the fourth quarter of 2008, and particularly in November and December, the worldwide financial and credit crisis caused many corporations, governments and other organizations to delay or curtail spending on renovation and construction projects where our carpet is used.  This downturn negatively impacted our performance. In the fourth quarter of 2008, we announced a restructuring plan pursuant to which we are ceasing manufacturing operations at our facility in Canada and reducing our worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration.  The employee reductions amount to about 14% of our worldwide workforce.  The plan is intended to reduce costs across our worldwide operations, and more closely align our operations with the decreased demand levels that we began experiencing in the fourth quarter of 2008.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment. We are the world’s leading manufacturer of carpet tile with a market share in the specified carpet tile segment (the segment in which architects and designers are heavily involved in “specifying”, or selecting, the carpet) of approximately 35%, which we believe is more than double that of our nearest competitor. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users have become more familiar with its unique attributes. We continue to drive this trend with our product innovations and designs discussed below. According to the 2008 Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was ranked as the number one “hot product” for the seventh consecutive year. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership. Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace. Our established brand names in carpets are leaders in the industry. The 2008 Floor Focus survey ranked our InterfaceFLOR brand first or second in each of the survey categories of quality, performance, value and service. Interface companies also ranked first and third in the category of “best overall business experience” for carpet companies in this survey. On the international front, InterfaceFLOR and Heuga are well-recognized brand names in carpet tiles for commercial, institutional and residential use.   More generally, as the appeal and utilization of modular carpet continues to expand into new market segments such as education, hospitality and retail space, our reputation as the pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets.

Innovative Product Design and Development Capabilities. Our product design and development capabilities have long given us a significant competitive advantage, and they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our best design innovations is our i2™ modular product line, which includes our popular Entropy® product for which we received a patent in 2005 on the key elements of its design. The i2 line introduced and features mergeable dye lots, and includes carpet tile products designed to be installed randomly without reference to the orientation of neighboring tiles.  The i2 line offers cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. Our i2 line of products, which now comprises more than 40% of our total U.S. modular carpet business, represents a differentiated category of smart, environmentally sensitive and stylish modular carpet, and Entropy has become the fastest growing product in our history. The award-winning design firm David Oakey Designs had a pivotal role in developing our i2 product line, and our long-standing exclusive relationship with David Oakey Designs remains vibrant and augments our internal research, development and design staff. Another recent innovation is our patent-pending TacTiles® carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles, thus eliminating the need for traditional carpet adhesive and resulting in a reduction in installation time and waste materials.

Made-to-Order and Global Manufacturing Capabilities. The success of our modernization and restructuring of operations over the past several years gives us a distinct competitive advantage in meeting two principal requirements of the specified products markets we primarily target — that is, providing custom samples quickly and on-time delivery of customized final products. We also can generate realistic digital samples that allow us to create a virtually unlimited number of new design concepts and distribute them instantly for customer review, while at the same time reducing sampling waste. Approximately 75% to 80% of our modular carpet products in the United States and Asia-Pacific markets are now made-to-order, and we are increasing our made-to-order production in Europe as well. Our made-to-order capabilities not only enhance our marketing and sales, they significantly improve our inventory turns. Our global manufacturing capabilities in modular carpet production are an important component of this strength, and give us an advantage in serving the needs of multinational corporate customers that require products and services at various locations around the world. Our manufacturing locations across four continents enable us to compete effectively with local producers in our international markets, while giving international customers more favorable delivery times and freight costs.

Recognized Global Leadership in Ecological Sustainability. Our long-standing goal and commitment to be ecologically “sustainable” — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — has emerged as a competitive strength for our business and remains a strategic initiative. It now includes Mission Zero™, our global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us with a differentiating advantage in competing for business among architects, designers and end users of our products, who increasingly make purchase decisions based on “green” factors. The 2008 Floor Focus survey, which named our InterfaceFLOR business the top among “Green Leaders” and gave us the top honors for “Green Kudos”, found that 70% of the designers surveyed consider sustainability an added benefit and 29% consider it a “make or break” issue when deciding what products to recommend or purchase.

Strong Operating Leverage Position. Our operating leverage, which we define as our ability to realize profit on incremental sales, is strong and allows us to increase earnings at a higher rate than our rate of increase in net sales. Our operating leverage position is primarily a result of (1) the specified, high-end nature and premium positioning of our principal products in the marketplace, and (2) the mix of fixed and variable costs in our manufacturing processes that allow us to increase production of most of our products without significant increases in capital expenditures or fixed costs.  For example, while net sales from our Modular Carpet segment increased from $563.4 million in 2004 to $946.8 million in 2008, our operating income (after $10.7 million in restructuring charges in 2008) from that segment increased from $63.9 million (11.3% of net sales) in 2003 to $109.3 million (11.5% of net sales) in 2008.

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

Our Business Strategy and Principal Initiatives

Our business strategy is (1) to continue to use our leading position in the Modular Carpet segment and our product design and global made-to-order capabilities as a platform from which to drive acceptance of modular carpet products across several industry segments, while maintaining our leadership position in the corporate office market segment, and (2) to return to our historical profit levels in the high-end, designer-oriented sector of the broadloom carpet market. We will seek to increase revenues and profitability by capitalizing on the above strengths and pursuing the following key strategic initiatives:

Continue to Penetrate Non-Corporate Office Market Segments. We will continue our strategic focus on product design and marketing and sales efforts for non-corporate office market segments such as government, education, healthcare, hospitality, retail and residential space. We began this initiative as part of our market diversification strategy in 2001 (when our initial objective was reducing our exposure to the more severe economic cyclicality of the corporate office segment), and it has become a principal strategy generally for growing our business and enhancing profitability. We have shifted our mix of corporate office versus non-corporate office modular carpet sales in the Americas to 45% and 55%, respectively, for fiscal 2008 from 64% and 36%, respectively, in fiscal 2001. To implement this strategy, we:

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

As part of this strategy, we launched our FLOR and Prince Street House and Home lines of products in 2003 to focus on the approximately $11 billion U.S. residential carpet market segment. These products were specifically created to bring high style modular and broadloom floorcovering to the U.S. residential market.  FLOR is offered by many specialty retailers, over the Internet and in a number of major retail catalogs. Through such direct and indirect retailing, FLOR sales have grown over four-fold from 2004 to 2008. Prince Street House and Home brings new colors and patterns to the high-end consumer market with a collection of broadloom carpet and rugs sold through hundreds of retail stores and interior designers. Through agreements between our FLOR brand and both Martha Stewart Living Omnimedia and the national homebuilder KB Home, we are further expanding our penetration of the U.S. residential market with a line of Martha Stewart-branded carpet tiles. Through our Heuga Home division, we have been increasing our marketing of modular carpet to the residential segment of international soft floorcovering markets, the size of which we believe to be approximately $2.3 billion in Western Europe alone.

Penetrate Expanding Geographic Markets for Modular Products. The popularity of modular carpet continues to increase compared with other floorcovering products across most markets, internationally as well as in the United States. While maintaining our leadership in the corporate office segment, we will continue to build upon our position as the worldwide leader for modular carpet in order to promote sales in all market segments globally. A principal part of our international focus – which utilizes our global marketing capabilities and sales infrastructure – is the significant opportunities in several emerging geographic markets for modular carpet. Some of these markets, such as China, India and Eastern Europe, represent large and growing economies that are essentially new markets for modular carpet products. Others, such as Germany, are established markets that are transitioning to the use of modular carpet from historically low levels of penetration. Each of these emerging markets represents a significant growth opportunity for our modular carpet business. Our initiative to penetrate these markets will include drawing upon our internationally recognized InterfaceFLOR and Heuga brands.

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

Use Strong Free Cash Flow Generation to De-leverage Our Balance Sheet.  Our principal businesses have been structured – including through our rationalization and repositioning initiatives over the past seven years – to yield high contribution margins and generate strong free cash flow (by which we mean cash available to apply towards debt service). Our historical investments in global manufacturing capabilities and mass customization techniques and facilities, which we have maintained, also contribute to our ability to generate substantial levels of free cash flow. We will use our strong free cash flow generation capability to continue to repay debt and strengthen our financial position. We will also continue to execute programs to reduce costs further and enhance free cash flow.  In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow if and when demand for our products rises.

Floorcovering Products and Services

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

Modular Carpet.

Our modular carpet system, which is marketed under the established global brands InterfaceFLOR and Heuga, and more recently under the Bentley Prince Street brand, utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 cm x 50 cm) or rectangles to produce a floorcovering that combines the appearance and texture of traditional soft floorcovering with the advantages of a modular carpet system. Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that provides dimensional stability and reduces the need for adhesives or fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we market under the GlasBacRE brand.  In 2008, we introduced the Convert™ collection of carpet tile designed and manufactured with yarn containing varying degrees of post-consumer nylon, depending on the style and color.

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

We use a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities. These varieties are designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors – particularly offices, healthcare facilities, airports, educational and other institutions, hospitality spaces, and retail facilities – and residential interiors. Our carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information. While we continue to manufacture and sell a substantial portion of our carpet tile in standard styles, an increasing percentage of our modular carpet sales is custom or made-to-order product designed to meet customer specifications.

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

Other Products.

We sell a proprietary antimicrobial chemical compound under the registered trademark Intersept. We incorporate Intersept in all of our modular carpet products and have licensed Intersept to another company for use in air filters. We also sell our TacTiles carpet tile installation system, along with a variety of traditional adhesives and products for carpet installation and maintenance that are manufactured by a third party. In addition, we continue to manufacture and sell our Intercell® brand raised/access flooring product in Europe.

Services

For several years, we provided or arranged for commercial carpet installation services, primarily through our Re:Source® service provider network. During the years leading up to 2004, our owned Re:Source dealer businesses experienced decreased sales volume and intense pricing pressure, primarily due to the economic downturn in the commercial interiors industry. As a result, we decided to exit our owned Re:Source dealer businesses, and in 2005 we completed the exit activities related to the owned dealer businesses. In early 2006, we sold certain assets relating to our aligned non-owned dealer network, and have since discontinued its operations as well.  We continue to provide “turnkey” project management services for national accounts and other large customers through our InterfaceSERVICES™ business.  For each of the past three years, this business represented less than 5% of our consolidated net sales.

Marketing and Sales

We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we also emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including the InterfaceFLOR, FLOR and Heuga brands in modular carpet and Bentley Prince Street brand in broadloom carpet. Our exclusive consulting agreement with the award-winning, premier design firm David Oakey Designs enabled us to introduce more than 38 new carpet designs in the United States in 2008 alone.

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

We primarily use our internal marketing and sales force to market our carpet products. In order to implement our global marketing efforts, we have product showrooms or design studios in the United States, Canada, Mexico, Brazil, Denmark, England, Northern Ireland, France, Germany, Spain, Belgium, the Netherlands, India, Australia, Japan, Italy, Norway, United Arab Emirates, Russia, Singapore, Hong Kong and China. We expect to open offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

Manufacturing

We manufacture carpet at three locations in the United States and at facilities in the Netherlands, the United Kingdom, Australia and Thailand.  Pursuant to our restructuring plan adopted in the fourth quarter of 2008, we are ceasing manufacturing operations at our facility in Canada.

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

We also implemented a new, flexible-inputs carpet backing line at our modular carpet manufacturing facility in LaGrange, Georgia. Using next generation thermoplastic technology, the custom-designed backing line dramatically improves our ability to keep reclaimed and waste carpet in the production “technical loop,” and further permits us to explore other plastics and polymers as inputs. This new process, which we call “Cool Blue™”, came on line for production of certain carpet styles in late 2005.  In 2007, we implemented new technology that more cleanly separates the face fiber and backing of reclaimed and waste carpet, thus making it easier to recycle some of its components and providing a purer supply of inputs for the Cool Blue process.  This technology, which is part of our ReEntry®2.0 carpet reclamation program, allows us to send some of the reclaimed face fiber back to our fiber supplier to be blended with virgin or other post-industrial materials and extruded into new fiber.

The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, City of Industry, California, Shelf, England, Northern Ireland, Australia, the Netherlands and Thailand are certified under International Standards Organization (ISO) Standard No. 14001.

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

In addition, we believe that our goal and commitment to be ecologically “sustainable” by 2020 is a brand-enhancing, competitive strength as well as a strategic initiative. Increasingly, our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and the related LEED certification program, resonate deeply with many of our customers and prospects around the globe, and these businesses are increasingly making purchase decisions based on “green” factors. Our modular carpet products historically have had inherent installation and maintenance advantages that translated into greater efficiency and waste reduction. We have further enhanced the “green” quality of our modular carpet in our highly successful i2 product line, and we are using raw materials and production technologies, such as our Cool Blue and our ReEntry 2.0 reclaimed carpet separation processes, that directly reduce the adverse impact of those operations on the environment and limit our dependence on petrochemicals.

To further raise awareness of our goal of becoming sustainable, we launched our Mission Zero global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. As part of this initiative, our Mission Zero logo appears on many of our marketing and merchandising materials distributed throughout the world.  To further our Misson Zero goals, we partnered with other like-minded organizations to launch the website missionzero.org in 2008 to facilitate the sharing of ideas, best practices and resources in the area of sustainability.

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

Specialty Products

In March 2007, we sold Pandel, Inc., our subsidiary that historically conducted our Specialty Products business segment.  Pandel produces vinyl carpet tile backing and specialty mat and foam products.

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 70 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $15.3 million, $15.8 million and $13.6 million in 2008, 2007, and 2006, respectively.

Our research and development team provides technical support and advanced materials research and development for the entire family of Interface companies. The team assisted in the development of our NexStep® backing, which employs moisture-impervious polycarbite precoating technology with a chlorine-free urethane foam secondary backing, and also helped develop a post-consumer recycled content, polyvinyl chloride, or PVC, extruded sheet process that has been incorporated into our GlasBacRE modular carpet backing. Our post-consumer recycled content PVC extruded sheet exemplifies our commitment to “closing-the-loop” in recycling.  More recently, this team developed our patent-pending TacTiles carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles. The team also helped implement our Cool Blue flexible inputs backing line and our ReEntry 2.0 reclaimed carpet separation technology and post-consumer recycling technology for nylon face fibers.  With a goal of supporting sustainable product designs in floorcoverings applications, we continue to evaluate 100% renewable polymers based on corn-derived polylactic acid (PLA) for use in our products.

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

David Oakey Designs provides carpet design and consulting services to our floorcovering businesses pursuant to a consulting agreement with us.  David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our floorcovering businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The current agreement runs through April 2011. While the agreement is in effect, David Oakey Designs cannot provide similar services to any other carpet company. Through our relationship with David Oakey Designs, we introduced more than 38 new carpet designs in 2008 alone, and have enjoyed considerable success in winning U.S. carpet industry awards.

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

More recently, our i2 product line — which includes, among others, our patented Entropy modular carpet product  — represents an innovative breakthrough in the design of modular carpet. The i2 line introduced and features mergeable dye lots, cost-efficient installation and maintenance, interactive flexibility and recycled and recyclable materials. Some of these products may be installed without regard to the directional orientation of the carpet tile, and their features also make installation, maintenance and replacement of modular carpet easier, less expensive and less wasteful.

Bentley Prince Street received the 2007 Best of NeoCon Silver Award in the modular category for our Saturnia Collection, which is made up of carpet tile and broadloom products.

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

In 2006, we launched InterfaceRAISE™, our consulting business that helps clients imagine, plan and execute new ways of advancing business goals while responding to the needs of society and the environment.  The operations of this business are not a significant percentage of our consolidated operations.

Backlog

Our backlog of unshipped orders (excluding discontinued operations) was approximately $103.1 million at February 15, 2009, compared with approximately $115.7 million at February 17, 2008. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 15, 2009 are expected to be shipped during the succeeding six to nine months.

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

Employees

At December 28, 2008, we employed a total of 3,673 employees worldwide. Of such employees, 1,931 were clerical, staff, sales, supervisory and management personnel and 1,742 were manufacturing personnel. We also utilized the services of 126 temporary personnel as of December 28, 2008.

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

Executive Officers of the Registrant

Our executive officers, their ages as of December 28, 2008, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	54	President and Chief Executive Officer
Robert A. Coombs	50	Senior Vice President
Patrick C. Lynch	39	Senior Vice President and Chief Financial Officer
Lindsey K. Parnell	51	Senior Vice President
John R. Wells	47	Senior Vice President
Raymond S. Willoch	50	Senior Vice President-Administration, General Counsel and Secretary

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

Mr. Coombs originally worked for us from 1988 to 1993 as a marketing manager for our Heuga carpet tile operations in the United Kingdom and later for all of our European floorcovering operations. In 1996, Mr. Coombs returned to us as Managing Director of our Australian operations. He was promoted in 1998 to Vice President-Sales and Marketing, Asia-Pacific, with responsibility for Australian operations and sales and marketing in Asia, which was followed by a promotion to Senior Vice President, Asia-Pacific. He was promoted to Senior Vice President, European Sales, in May 1999 and Senior Vice President, European Sales and Marketing, in April 2000. In February 2001, he was promoted to President and Chief Executive Officer of Interface Overseas Holdings, Inc. with responsibility for all of our floorcoverings operations in both Europe and the Asia-Pacific region, and he became a Vice President of Interface. In September 2002, Mr. Coombs relocated back to Australia, retaining responsibility for our floorcovering operations in the Asia-Pacific region while Mr. Parnell (see below) assumed responsibility for floorcovering operations in Europe.  Mr. Coombs was promoted to Senior Vice President of Interface in July 2008.

Mr. Lynch joined us in 1996 after having previously worked for a national accounting firm. He became Assistant Corporate Controller in 1998 and Assistant Vice President and Corporate Controller in 2000. Mr. Lynch was promoted to Vice President and Chief Financial Officer in July 2001.  Mr. Lynch was promoted to Senior Vice President in March 2007.

Mr. Parnell was the Production Director for Firth Carpets (our former European broadloom operations) at the time it was acquired by us in 1997. In 1998, Mr. Parnell was promoted to Vice President, Operations for the United Kingdom, and in 1999 he was promoted to Senior Vice President, Operations for our entire European floorcovering division. In September 2002, he was promoted to President and Chief Executive Officer of our floorcovering operations in Europe, and became a Vice President of Interface in October 2002.  Mr. Parnell was promoted to Senior Vice President of Interface in July 2008.

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

Available Information

We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our Internet address is http://www.interfaceglobal.com.

Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of the Securities Act of 1933, and the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.  Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed in Item 1A, “Risk Factors”.

ITEM 1A.  RISK FACTORS

You should carefully consider the following factors, in addition to the other information included in this Annual Report on Form 10-K and the documents incorporated herein by reference, before deciding whether to purchase our common stock.  Any or all of the following risk factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

Sales of our principal products have been and may continue to be affected by adverse economic cycles in the renovation and construction of commercial and institutional buildings.

Sales of our principal products are related to the renovation and construction of commercial and institutional buildings. This activity is cyclical and has been affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors that lead to cost control measures by businesses and other users of commercial or institutional space. The effects of cyclicality upon the corporate office segment tend to be more pronounced than the effects upon the institutional segment. Historically, we have generated more sales in the corporate office segment than in any other market. The effects of cyclicality upon the new construction segment of the market also tend to be more pronounced than the effects upon the renovation segment. The adverse cycle during the years 2001 through 2003 significantly lessened the overall demand for commercial interiors products, which adversely affected our business during those years. These effects may recur and could be more pronounced if the current global economic conditions do not improve or are further weakened.

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

If we are unable to refinance our 10.375% Senior Notes before February 2010 on terms favorable to us, and we are required to use all or a significant portion of our cash on hand and credit facilities to repay the notes, our liquidity position may not provide sufficient funds to meet our current commitments and other cash requirements following such a repayment approach.  In that case, we will have to consider other options to meet our ongoing debt service obligations and other liquidity needs, such as selling assets or using cash that otherwise would have been used for other business purposes.

Our domestic revolving credit facility matures in December 2012, and our outstanding 10.375% Senior Notes and 9.5% Senior Subordinated Notes mature in February 2010 and February 2014, respectively.  We cannot assure you that we will be able to renegotiate or refinance any of these notes or our other debt on commercially reasonable terms, or at all, especially given the unprecedented worldwide financial and credit crisis.  Our attempt in November-December of 2008 to exchange our $152.6 million of outstanding 10.375% Senior Notes due in 2010 for longer term debt was not successful.

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

We have substantial international operations. In fiscal 2008, approximately 53% of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately 50% of 2008 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

Large increases in the cost of petroleum-based raw materials could adversely affect us if we are unable to pass these cost increases through to our customers.

Petroleum-based products comprise the predominant portion of the cost of raw materials that we use in manufacturing. While we attempt to match cost increases with corresponding price increases, continued volatility in the cost of petroleum-based raw materials could adversely affect our financial results if we are unable to pass through such price increases to our customers.

Unanticipated termination or interruption of any of our arrangements with our primary third party suppliers of synthetic fiber could have a material adverse effect on us.

The unanticipated termination or interruption of any of our supply arrangements with our current suppliers of synthetic fiber, which typically are not pursuant to long-term agreements, could have a material adverse effect on us because of the cost and delay associated with shifting more business to another supplier.  For example, Invista Inc., a subsidiary of Koch Industries, Inc., currently supplies approximately 40% of our requirements for synthetic fiber (nylon), which is the principal raw material that we use in our carpet products.

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

As prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we undertake an annual review of the goodwill asset balance reflected in our financial statements. Our review is conducted during the fourth quarter of the year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment. In the past, we have had non-cash adjustments for goodwill impairment as a result of such testings ($61.2 million in 2008, $44.5 million in 2007, $20.7 million in 2006, and $29.0 million in 2004). A future goodwill impairment test may result in a future non-cash adjustment, which could adversely affect our earnings for any such future period.

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

Our Board of Directors adopted a Rights Agreement in 2008 pursuant to which holders of our common stock will be entitled to purchase from us a fraction of a share of our Series B Participating Cumulative Preferred Stock if a third party acquires beneficial ownership of 15% or more of our common stock without our consent. In addition, the holders of our common stock will be entitled to purchase the stock of an Acquiring Person (as defined in the Rights Agreement) at a discount upon the occurrence of triggering events. These provisions of the Rights Agreements could have the effect of discouraging tender offers or other transactions that could result in shareholders receiving a premium over the market price for our common stock.

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

We maintain marketing offices in over 70 locations in over 30 countries and distribution facilities in approximately 40 locations in six countries. Most of our marketing locations and many of our distribution facilities are leased.  We also have a 78,389 square foot modular carpet manufacturing facility in Belleville, Canada, where we have announced we are ceasing manufacturing operations.

We believe that our manufacturing and distribution facilities and our marketing offices are sufficient for our present operations. We will continue, however, to consider the desirability of establishing additional facilities and offices in other locations around the world as part of our business strategy to meet expanding global market demands.  Substantially all of our owned properties in the United States, Europe and Australia are subject to mortgages, which secure borrowings under our credit facilities.

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

Our Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol IFSIA. Our Class B Common Stock is not publicly traded but is convertible into Class A Common Stock on a one-for-one basis. The following table sets forth, for the periods indicated, the high and low intraday prices of the Company’s Class A Common Stock on the Nasdaq Global (or Global Select, as applicable) Market as well as dividends paid during such periods.

	High	Low	Dividends Per Share
2009
First Quarter (through February 15, 2009)	$5.09	$3.37	--
2008
Fourth Quarter	$11.80	$3.63	$0.03
Third Quarter	13.85	11.04	0.03
Second Quarter	15.00	12.10	0.03
First Quarter	18.00	13.11	0.03
2007
Fourth Quarter	$20.00	$15.90	$0.02
Third Quarter	20.55	16.67	0.02
Second Quarter	19.46	15.88	0.02
First Quarter	17.10	14.26	0.02

In March of 2007, the Company began paying a dividend of $0.02 per share (Class A and Class B) on a quarterly basis.  In the first quarter of 2008, this quarterly dividend was increased to $0.03 per share. On February 25, 2009, our Board reduced the quarterly dividend to $0.0025 per share. Future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination.  Such other factors include limitations contained in the agreement for our primary revolving credit facility and in the indentures for our public indebtedness, each of which specify conditions as to when any dividend payments may be made.  As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

As of February 15, 2009, we had 705 holders of record of our Class A Common Stock and 70 holders of record of our Class B Common Stock. We estimate that there are in excess of 15,000 beneficial holders of our Class A Common Stock.

Stock Performance

The following graph and table compare, for the five-year period ended December 28, 2008, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) a self-determined peer group comprised primarily of companies in the commercial interiors industry, assuming an initial investment of $100 in each on December 28, 2003.

	12/28/03	1/02/05	1/01/06	12/31/06	12/30/07	12/28/08
Interface, Inc.	$100	$165	$136	$235	$272	$ 85
NASDAQ Composite Index	$100	$110	$112	$122	$136	$ 78
Self-Determined Peer Group (13 Stocks)	$100	$123	$138	$143	$143	$ 56

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.
(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.
(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(4)	The index level was set to $100 as of 12/28/03 (the last day of fiscal 2003).
(5)	The Company’s fiscal year ends on the Sunday nearest December 31.
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

	Selected Financial Data(1)
	2008	2007	2006	2005	2004
	(in thousands, except per share data and ratios)
Net sales	$1,082,344	$1,081,273	$914,659	$786,924	$695,250
Cost of sales	710,299	703,751	603,551	527,647	469,165
Operating income(2)	41,659	129,391	99,621	77,716	59,918
Income (loss) from continuing operations(3)	(35,719)	57,848	35,807	15,282	5,936
Loss from discontinued operations, net of tax(4)	(5,154)	(68,660)	(24,092)	(12,107)	(58,311)
Loss on disposal of discontinued operations	--	--	(1,723)	(1,935)	(3,027)
Net income (loss)	(40,873)	(10,812)	9,992	1,240	(55,402)
Income (loss) from continuing operations per common share
Basic	$(0.58)	$0.96	$0.66	$0.30	$0.12
Diluted	$(0.58)	$0.94	$0.64	$0.29	$0.11
Average Shares Outstanding
Basic	61,439	60,573	54,087	51,551	50,682
Diluted	61,439	61,520	55,713	52,895	52,171
Cash dividends per common share	$0.12	$0.08	$--	$--	$--
Property additions	29,300	40,592	28,540	19,354	11,600
Depreciation and amortization	23,664	22,487	21,750	20,448	22,907
Balance Sheet Data
Working capital	$221,323	$238,578	$380,253	$317,668	$344,460
Total assets	706,035	835,232	928,340	838,990	869,798
Total long-term debt	287,588	310,000	411,365	458,000	460,000
Shareholders’ equity	209,496	294,192	274,394	172,076	194,178
Current ratio(5)	2.4	2.3	3.2	3.0	3.2
__________

(1)
In the third quarter of 2007, we sold substantially all of the assets related to our Fabrics Group business segment.  In the third quarter of 2004, we also decided to discontinue the operations related to our Re:Source dealer businesses (as well as the operations of a small Australian dealer business and a small residential fabrics business).  The balances have been adjusted to reflect the discontinued operations of these businesses.  For further analysis, see “Notes to Consolidated Financial Statements – Discontinued Operations” included in Item 8 of this Report.

(2)
In the fourth quarter of 2008, we recorded a restructuring charge of $11.0 million.  Also in the fourth quarter of 2008, we recorded an impairment charge of $61.2 million related to the goodwill of our Bentley Prince Street business segment.  In the first quarter of 2007, we disposed of our Pandel business, which comprised our Specialty Products business segment, and recognized a loss of $1.9 million on this disposition.

(3)
Included in the 2008 loss from continuing operations is tax expense of $13.3 million related to the anticipated repatriation in 2009 of foreign earnings.  For further analysis, see “Notes to Consolidated Financial Statements – Taxes on Income” included in Item 8 of this Report.

(4)
Included in loss from discontinued operations, net of tax, are goodwill and other intangible asset impairment charges of $48.3 million in 2007, $20.7 million in 2006 and $29.0 million in 2004.  Also included in loss from discontinued operations, net of tax, are charges for write-offs and impairments of other assets of $5.2 million in 2008, $8.8 million in 2007 and $17.5 million in 2004.

(5)
For purposes of computing our current ratio: (a) current assets include assets of businesses held for sale of $3.2 million, $4.8 million, $158.3 million, $204.6 million and $252.6 million in fiscal years 2008, 2007, 2006, 2005 and 2004, respectively, and (b) current liabilities include liabilities of businesses held for sale of $0.2 million, $22.9 million, $36.8 million and $38.1 million in fiscal years 2007, 2006, 2005 and 2004, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Following the sale of our Fabrics Group business segment in 2007, as discussed below, our revenues are derived from sales of floorcovering products, primarily modular and broadloom carpet. Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors industry, including the market for floorcovering products, is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our business.

During the past several years, we have successfully focused more of our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet sales in the Americas has shifted over the past several years to 45% and 55%, respectively, for 2008 compared with 64% and 36%, respectively, in 2001. Company-wide, our mix of corporate office versus non-corporate office sales was 60% and 40%, respectively, in 2008.  We expect a further shift in the future as we continue to implement our market diversification strategy.

During the years 2001-2003, the commercial interiors industry as a whole, and the broadloom carpet market in particular, experienced decreased demand levels, which significantly impaired our growth and operating profitability during those years. During 2004, the commercial interiors industry began recovering from the downturn, which led to improved sales and operating profitability for us. That recovery continued at a gradual pace from 2005 through the first half of 2008.  In the fourth quarter of 2008, and particularly in November and December, the worldwide financial and credit crisis caused many corporations, governments and other organizations to delay or curtail spending on renovation and construction projects where our carpet is used.  This downturn negatively impacted our performance and led to the goodwill impairment and restructuring charges, discussed below, that we incurred in the fourth quarter of 2008.

The above negative trend continued in the first six weeks of 2009, which led us to consider and adopt a new restructuring plan in the first quarter of 2009.  This new plan primarily consists of a further reduction in our worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for our products.  In connection with the new plan, we expect to report a pre-tax restructuring charge in the first quarter of 2009 in the range of $5.5 million to $6.5 million, comprised of $4.5 million to $5.5 million of employee severance expense and $1.0 million to $1.5 million of other exit costs, including lease and other termination costs.  Approximately $5.5 million to $6.0 million of the restructuring charge will involve future cash expenditures, primarily severance expense.  The new restructuring plan is expected to be completed in the first quarter of 2009, and is expected to yield annualized cost savings of approximately $17 million.

Goodwill Impairment Write-Down

During the fourth quarters of 2008, 2007 and 2006, we performed the annual goodwill impairment test required by SFAS No. 142. We perform this test at the reporting unit level, which is one level below the segment level for the modular carpet segment and at the level of the Bentley Prince Street segment.  In effecting the impairment testing, we prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed.  In preparing the valuations, past, present and future expectations of performance were considered.  In the fourth quarter of 2008, a goodwill impairment of $61.2 million related to our Bentley Prince Street reporting unit was identified due largely to the following factors:

•
There has been significant decline in Bentley Prince Street’s performance, primarily in the last three months of 2008.  This decline also was reflected in the forward projections of Bentley Prince Street’s budgeting process.  The projections showed a decline in both sales and operating income over Bentley Prince Street’s three-year budgeting process.  These declines impacted the value of the business from an income valuation approach.  The declines in projections are primarily related to the global economic crisis and its impact on the broadloom carpet market.

•
There has been an increase in the discount rate used to create the present value of future expected cash flows.  This increase from approximately 12% to 16% is more reflective of our current market capitalization and risk premiums on a reporting unit level, which impacted the value of the business using an income valuation approach.

•
There has been a decrease in the market multiple factors used for a market valuation approach.  This decrease is reflective of the general market conditions regarding current market activities and market valuation guidelines.

Our other core modular carpet business reporting units maintained fair values in excess of their respective carrying values as of the fourth quarter of 2008, and therefore no impairment was indicated during their testing.

In 2007, we recorded charges of $44.5 million for goodwill impairment and $3.8 million for other impaired tangible assets related to the sale of our Fabrics Group business segment.  We also recorded a goodwill impairment charge of $20.7 million in 2006 in connection with the sale of our European fabrics operation.  As discussed below, these charges are included as part of our loss from discontinued operations during those respective periods.

Historical Restructuring Charges

In the fourth quarter of 2008, we committed to a restructuring plan intended to reduce costs across our worldwide operations, and more closely align our operations with the current demand levels.  The reduction in demand is primarily a result of the worldwide recession and resulting delays and reductions in renovation and construction projects where our carpet products are used.  The plan primarily consists of ceasing manufacturing operations at our facility in Belleville, Canada, and reducing our worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration.  In connection with the restructuring plan, we recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $11.0 million.  The restructuring charge is comprised of (1) employee severance expense of $7.8 million, (2) impairment of assets of $2.6 million, and (3) other exit costs (including lease exit costs) of $0.7 million.  Approximately $8.3 million of the restructuring charge will be cash expenditures, primarily severance expense.  The restructuring plan is expected to be completed in the first quarter of 2009, and is expected to yield annualized cost savings of approximately $30 million.  For additional information on this restructuring charge, see the Note entitled “Restructuring Charge” in Item 8 of this Report.

We recorded a pre-tax restructuring charge of $3.3 million in 2006.  The charge reflected:  (1) the closure of our fabrics manufacturing facility in East Douglas, Massachusetts, and consolidation of those operations into our former facility in Elkin, North Carolina; (2) workforce reduction at the East Douglas, Massachusetts facility; and (3) a reduction in carrying value of another fabrics facility and other assets.  The restructuring charge was comprised of $0.3 million of cash expenditures for severance benefits and other similar costs, and $3.0 million of non-cash charges, primarily for the write-down of carrying value and disposal of assets.  Because this restructuring charge related to the Fabrics Group business segment, it is now included as part of our discontinued operations.

Repatriation of Earnings of Foreign Subsidiaries

In the fourth quarter of 2008, we recorded a tax charge of approximately $13.3 million for the anticipated future repatriation of approximately $37 million of earnings from our Canadian and European subsidiaries.  We anticipate repatriating most of these earnings in 2009 to accumulate cash in the United States in light of the pending maturity of our 10.375% Senior Notes due February 2010.  As a result, we determined that those earnings were no longer indefinitely reinvested outside of the U.S. and recorded the appropriate charge, in accordance with the provisions of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas.”  For additional information on this tax charge, see the Note entitled “Taxes on Income” in Item 8 of this Report.

Sale of Fabrics Group Business Segment

In the third quarter of 2007, we completed the sale of our Fabrics Group business segment to a third party pursuant to an agreement we entered into in the second quarter of 2007.  Following working capital and other adjustments provided for in the agreement, we received $60.7 million in cash at the closing of the transaction.  We initially recognized a $6.5 million receivable related to additional purchase price under the agreement pursuant to an earn-out arrangement focused on the performance of that business segment, as owned and operated by the purchaser, during the 18-month period following the closing.  However, in the third quarter of 2008, we determined that the receipt of this deferred amount was less than probable and therefore reserved for the full amount of this deferred purchase price.  As discussed in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, in the first quarter of 2007, we recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to the Fabrics Group business segment.  In addition, as a result of the agreed-upon purchase price for the segment, we recorded an additional impairment of assets of $13.6 million in the second quarter of 2007.

Previously, in April 2006, we sold our European component of the fabrics business (Camborne Holdings Limited) for $28.8 million.  In connection with the sale, we recorded a pre-tax non-cash charge of $20.7 million for the impairment of goodwill in the first quarter of 2006 and a loss on disposal of $1.7 million in the second quarter of 2006.

As described below, the results of operations of the former Fabrics Group business segment, including the European component, as well as the related impairment charges and loss on disposal discussed above, are included as part of our discontinued operations.

Discontinued Operations

As described in more detail above, we sold our Fabrics Group business segment in the third quarter of 2007, having previously sold the European component of that business segment in April 2006.  In addition, in 2004, we decided to exit our owned Re:Source dealer businesses, which were part of a broader network comprised of both owned and aligned dealers that sell and install floorcovering products, and we began to dispose of several of our dealer subsidiaries.  We now have sold or terminated all ongoing operations of our dealer businesses.

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

Our discontinued operations had no net sales in 2008, and had net sales of $82.0 million and $164.5 million in 2007 and 2006, respectively (these results are included in our Consolidated Statements of Operations as part of the “Loss from Discontinued Operations, Net of Tax”). Loss from operations of these businesses, inclusive of goodwill impairments and other asset impairments as well as costs to sell these businesses, net of tax, was $5.2 million, $68.7 million and $24.1 million in 2008, 2007 and 2006, respectively.  For additional information on discontinued operations, see the Notes entitled “Discontinued Operations,” “Sale of Fabrics Business” and “Taxes on Income” in Item 8 of this Report.

Sale of Pandel

In the first quarter of 2007, we sold our Pandel, Inc. business for $1.4 million and recorded a loss of $1.9 million on this sale.  Pandel comprised our Specialty Products segment.

Analysis of Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 50% in 2008, and approximately 49% in each of 2007 and 2006.  Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions.  For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, favorably affected our reported results during the years 2006-2008, when the euro was strengthening relative to the U.S. dollar.  The following table presents the amount (in U.S. dollars) by which the exchange rates for converting euros into U.S. dollars have affected our net sales and operating income during the past three years:

	2008	2007	2006
	(in millions)

Net sales	$24.5	$31.1	$3.7
Operating income	3.0	4.9	0.4

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations for the three years ended December 28, 2008:

	Fiscal Year
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.6	65.1	66.0
Gross profit on sales	34.4	34.9	34.0
Selling, general and administrative expenses	23.9	22.8	23.1
Loss on disposal – Pandel	--	0.2	--
Impairment of goodwill	5.7	--	--
Restructuring charge	1.0	--	--
Operating income	3.8	11.9	10.9
Interest/Other expense	3.2	3.3	4.7
Income (loss) from continuing operations before tax	0.7	8.6	6.2
Income tax expense (benefit)	4.0	3.3	2.2
Income (loss) from continuing operations	(3.3)	5.3	3.9
Discontinued operations, net of tax	(0.5)	(6.3)	(2.6)
Loss on disposal	--	--	(0.2)
Net income (loss)	(3.8)	(1.0)	1.1

Below we provide information regarding net sales for each of our three operating segments, and analyze those results for each of the last three fiscal years (each of which were 52-week periods).

Net Sales by Business Segment

We currently classify our businesses into the following three operating segments for reporting purposes:

•	Modular Carpet segment, which includes our InterfaceFLOR, Heuga and FLOR modular carpet businesses, and also includes our Intersept antimicrobial chemical sales and licensing program;
•	Bentley Prince Street segment, which includes our Bentley Prince Street broadloom, modular carpet and area rug businesses; and
•	Specialty Products segment, which includes our former subsidiary Pandel, Inc. that we sold in March 2007.

Net sales by operating segment were as follows for the three years ended December 28, 2008:

	Fiscal Year			Percentage Change
Net Sales By Segment	2008	2007	2006	2008 compared with 2007	2007 compared with 2006
	(in thousands)
Modular Carpet	$946,816	$930,717	$763,659	1.7%	21.9%
Bentley Prince Street	135,528	148,364	137,920	(8.7%)	7.6%
Specialty Products	--	2,192	13,080	(100.0%)	(83.2%)
Total	$1,082,344	$1,081,273	$914,659	0.0%	18.2%

Modular Carpet Segment.  For 2008, net sales for the Modular Carpet segment increased $16.1 million (1.7%) versus 2007.  The weighted average selling price per square yard in 2008 was up 4.6% compared with 2007 as a result of the premium positioning of our products in the marketplace and our ability to pass along increases in our raw material prices to our customers.  On a geographic basis, our net sales in the Americas increased 2.0%, primarily as a result of increases into the institutional (which includes education and government facilities, a 16% increase), healthcare (9% increase) and other non-office markets that combined to more than offset the decline in the corporate office market (9% decrease).  Net sales in Europe remained flat as reported in U.S. dollars, but declined 7% in local currencies primarily due to the downturn in the corporate office market (down 11% in local currency) which comprises the majority of that area’s sales.  Asia-Pacific experienced a 10% sales increase, primarily due to the continued strength of the corporate office market (9% increase) and the success of our market diversification strategy, which saw significant increases in the retail (28% increase) and hospitality (85% increase) segments.  Across all geographic regions (Americas, Europe and Asia-Pacific), sales began declining in the fourth quarter of 2008, as customers began delaying or reducing the number of renovation and construction projects where our carpet products are used, in response to the worldwide financial and credit crisis.

For 2007, net sales for the Modular Carpet segment increased $167.1 million (21.9%) versus 2006.  The weighted average selling price per square yard in 2007 was up 4.2% compared with 2006 as a result of the premium positioning of our products in the marketplace.  On a geographic basis, we experienced significant increases in net sales in the Americas (15% increase), Europe (25% increase) and the Asia-Pacific region (33% increase).  Our increase in the Americas was primarily due to the continued strength of the corporate office market (7% increase) and the success of our segmentation strategy, which saw significant increases in the institutional (21% increase), healthcare (17% increase) and hospitality (43% increase) segments.  The increase in Europe was driven primarily by the continued strength of the corporate office market (24% increase), and was augmented by success in non-corporate segments, primarily the institutional (29% increase) and hospitality (65% increase) segments.  Our growth in Asia-Pacific was primarily due the strong corporate office market (45% increase) in that region.

Bentley Prince Street Segment.  For 2008, sales in the Bentley Prince Street segment decreased $12.8 million (8.7%) versus 2007.  This decrease was primarily due to lower sales volume of broadloom carpet, in line with the general decrease in demand for broadloom carpet, coupled with the impact of the downturn in demand in response to the worldwide financial and credit crisis.  This decrease in volume was somewhat offset by an 8% increase in weighted average selling price per square yard, a result of the increase in modular carpet as a percentage of its sales (modular carpet represented 25% of its sales in 2008 versus 21% in 2007) and the premium positioning of its products in the marketplace.  The sales decrease occurred primarily in the corporate office (13% decrease) and retail (35% decrease) segments, and was somewhat offset by increases in the institutional (16% increase) and healthcare (18% increase) segments.  In general, sales began declining in the fourth quarter of 2008, as customers began delaying or reducing the number of renovation and construction projects where our carpet products are used, in response to the worldwide financial and credit crisis.

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

Specialty Products Segment.  Because we sold Pandel, Inc. (which comprised the Specialty Products segment) in March 2007, we had no sales in the Specialty Products segment in 2008 or after the first quarter of 2007.  Thus, the segment is not comparable for the past two years.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three years ended December 28, 2008:

Cost and Expenses	Fiscal Year			Percentage Change
	2008	2007	2006	2008 compared with 2007	2007 compared with 2006
	(in thousands)
Cost of Sales	$710,299	$703,751	$603,551	0.9%	16.6%
Selling, General and Administrative Expenses	258,198	246,258	211,487	4.8%	16.4%
Total	$968,497	$950,009	$815,038	1.9%	16.6%

For 2008, our cost of sales increased $6.5 million (0.9%) versus 2007.  Our raw materials prices in 2008 were relatively consistent with raw material prices in 2007.  The translation of euros into U.S. dollars resulted in an approximately $14.2 million increase in the cost of sales in 2008 compared with 2007.  These increases were offset primarily by decreased variable production costs in absolute dollar terms in the fourth quarter of 2008, as production volumes were lower in that period than in the prior year period as a result of decreased sales activity.  As a percentage of sales, cost of sales increased to 65.6% during 2008 versus 65.1% during 2007.  The percentage increase was due to under-absorption of fixed overhead costs as a result of (1) lower production volumes in our American and European modular carpet operations, (2) additional fixed costs as a result of our plant expansion in our Asia-Pacific modular carpet operations, and (3) lower production volumes at the company’s Bentley Prince Street segment.  It is our belief that the restructuring activities undertaken in the fourth quarter of 2008 will more closely realign production capabilities with demand in 2009.

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

For 2008, our selling, general and administrative expenses increased $11.9 million (4.8%) versus 2007.  The primary components of this increase were: (1) a $7.2 million increase in expenses due to the translation of euros into U.S. dollars; (2) $6.3 million of increased marketing expenditures, primarily related  to our continued focus on market diversification in Europe; (3) $3.5 million of increased selling costs associated with the increase in sales volume for the first nine months of the year versus the same period in 2007 (in the first nine months of 2008, selling expenses increased approximately $8.8 million and were offset by a $5.3 million decline in selling expenses in the fourth quarter of 2008 due to lower sales versus the year ago fourth quarter period); and (4) $2.4 million associated with the decline in cash surrender value of company-owned life insurance.  These increases were somewhat offset by a $10.9 million decrease in incentive compensation in 2008 versus 2007 as performance targets were not achieved in 2008 to the same degree as in 2007.  As a percentage of net sales, selling, general and administrative expenses increased to 23.9% for 2008, versus 22.8% for 2007, due to these same factors.

For 2007, our selling, general and administrative expenses increased $34.8 million (16.4%) versus 2006.  The primary components of this increase were:  (1) $11.5 million in increased selling costs, commensurate with the increase in sales volume in 2007; (2) a $7.8 million increase in expenses due to the translation of euros into U.S. dollars; (3) $7.5 million of increased marketing expenses as we continued to invest in our marketing platforms; and (4) $2.5 million related to incremental performance vesting of restricted stock and other one-time incentive programs in 2007 compared with 2006.  However, as a percentage of net sales, selling, general and administrative expenses decreased to 22.8% for 2007, versus 23.1% for 2006, a direct result of our continued cost control measures.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments for the three years ended December 28, 2008:

	Fiscal Year			Percentage Change
Cost of Sales and Selling, General and Administrative Expenses (Combined)	2008	2007	2006	2008 compared with 2007	2007 compared with 2006
	(in thousands)
Modular Carpet	$826,807	$797,060	$665,415	3.7%	19.8%
Bentley Prince Street	135,574	142,771	131,989	(5.0)%	8.2%
Specialty Products	--	2,052	12,716	(100.0%)	(83.9%)
Corporate Expenses	6,116	8,126	4,918	(24.7)%	65.2%
Total	$968,497	$950,009	$815,038	1.9%	16.6%

Interest and Other Expense

For 2008, interest expense decreased by $2.6 million versus 2007, due to the lower average debt balance in 2008 versus 2007.  The lower balance was primarily the result of the paydown of $79.0 million of our 7.3% Senior Notes in the third quarter of 2007 and the repurchase of $22.4 million of our 10.375% Senior Notes in the fourth quarter of 2008.

For 2007, interest expense decreased by $8.1 million versus 2006.  The decrease was due primarily to the repurchase and redemption of all of our outstanding 7.3% bonds (approximately $101.4 million) during the year.

Tax

Our effective tax rate in 2008 was 587.9%, compared with an effective rate of 38.1% in 2007. This increase in rate is primarily attributable to (1) a non-deductible goodwill impairment charge in 2008 related to our Bentley Prince Street business, (2) a 2008 provision for taxes related to undistributed earnings from foreign subsidiaries no longer deemed to be indefinitely reinvested outside of the U.S., (3) an increase in non-deductible business expenses related to the decrease in the cash surrender value of life insurance policies associated with the funding of our nonqualified savings plans and salary continuation plan, (4) an increase in the U.S. tax effects attributable to foreign operations related to Subpart F income, and (5) an increase in valuation allowances related to state net operating loss carryforwards.  For additional information on taxes, see the Note entitled “Taxes on Income” in Item 8 of this Report.

Our effective tax rate in 2007 was 38.1%, compared with an effective rate of 36.5% in 2006. This increase in rate is primarily attributable to (1) a non-deductible loss on the sale of Pandel, Inc., and (2) an increase in non-deductible business expenses related to executive compensation.

Liquidity and Capital Resources

General

In our business, we require cash and other liquid assets primarily to purchase raw materials and to pay other manufacturing costs, in addition to funding normal course selling, general and administrative expenses, anticipated capital expenditures, interest expense and potential special projects. Historically, we use more cash in the first half of the fiscal year, as we fund insurance premiums, tax payments, incentive compensation and inventory build-up in preparation for the holiday/vacation season of our international operations.

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

Our ability to generate cash from operating activities is uncertain because we are subject to, and in the past have experienced, fluctuations in our level of net sales.  In this regard, the worldwide financial and credit crisis that developed in the latter part of 2008 has resulted in a reduction in our net sales, as customers have delayed or reduced the number of renovation and construction projects where our carpet products are used.  As a result, we cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to pay the interest and principal on our debt, or to fund our other liquidity needs, over the long-term as discussed in more detail below.

At December 28, 2008, we had $71.8 million in cash.  As of December 28, 2008, no borrowings and $9.9 million in letters of credit were outstanding under our domestic revolving credit facility, and we could have incurred an additional $56.9 million of borrowings thereunder. In addition, we could have incurred the equivalent of $28.3 million of borrowings under our other international revolving credit facilities.

We have approximately $66.0 million in contractual cash obligations due by the end of fiscal year 2009, which includes, among other things, pension cash contributions and interest payments on our debt.  We currently estimate aggregate capital expenditures will be between $10 million and $15 million for 2009, an amount less than in prior years as we are attempting to conserve cash for the repayment of our 10.375% Senior Notes due 2010.  Based on current interest rate and debt levels, we expect our aggregate interest expense for 2009 to be between $28 million and $30 million.

In November 2006, we sold 5,750,000 shares of our Class A common stock at a public offering price of $14.65 per share, resulting in net proceeds of approximately $78.9 million after deducting the underwriting discounts and commissions and estimated offering expenses.  Also, in July 2007, we sold our Fabrics Group business segment, and we received $60.7 million in cash at the closing of the transaction.  In September 2007, we completed the redemption of all of our outstanding 7.3% Senior Notes due 2008.

Maturing Indebtedness in Future Years

Our domestic revolving credit facility matures in December 2012, and our outstanding 10.375% Senior Notes and 9.5% Senior Subordinated Notes mature in February 2010 and February 2014, respectively.  We cannot assure you that we will be able to renegotiate or refinance any of these notes or our other debt on commercially reasonable terms, or at all, especially given the unprecedented worldwide financial and credit crisis that developed in the second half of 2008 and its continuing impact on the availability of credit.  Our attempt in November-December of 2008 to exchange our $152.6 million of outstanding 10.375% Senior Notes due in 2010 for longer term debt was not successful.

With respect to the 10.375% Senior Notes due 2010, we believe the following will allow for the repayment or refinancing of the $152.6 million outstanding principal amount of these notes:

•
Available financing in the capital markets. We are exploring possibilities with respect to both domestic and international credit facilities, and monitoring the public bond and equity markets, and we believe that there may be availability in these capital markets in the latter part of 2009, particularly in light of the aggressive legislative and other governmental economic stimulus actions taken by the United States and other countries around the world.  If an opportunity arises to refinance these notes on terms acceptable to us, then we intend to do so.  It should be noted, however, that in these circumstances we might have to accept financing on terms which we normally would not consider favorable.

•
Cash on hand and cash generation. As of the end of 2008, we had approximately $71.8 million of cash on hand.  (Approximately $26.5 million of our cash on hand as of the end of 2008 was held by subsidiaries outside the United States, and would be taxed at varying rates – some of which has been provided for; see the Note entitled “Taxes on Income” in Item 8 of this Report – if transferred to the United States to repay our debt.) This cash, coupled with an expected generation of $35-$50 million of cash from operating activities in 2009, should enable us to repay a substantial portion of these notes. As part of our efforts to generate such cash from operations, we have undertaken significant restructuring activities in the fourth quarter of 2008 that we anticipate will generate savings of over $30 million in 2009.

•
Availability under revolving credit lines.  As of December 28, 2008, we had $56.9 million of borrowing availability under our domestic credit facility and approximately $28.3 million of borrowing availability under our international credit facilities.  These facilities bear interest at rates ranging from 1% to 9% and represent a possible source of funds to retire a portion of any debt that cannot be refinanced or repaid via cash on hand and cash generation.

If we are unable to refinance our 10.375% Senior Notes prior to February 2010 on terms favorable to us, and we are required to use all or a significant portion of our cash on hand and credit facilities or sell assets to repay the notes, our liquidity position may not provide sufficient funds to meet our current commitments and other cash requirements following such a repayment approach.  In that case, we will have to consider other options to meet our ongoing debt service obligations and other liquidity needs, such as selling additional assets or using cash that otherwise would have been used for other business purposes.

If we are successful in refinancing our 10.375% Senior Notes on terms we consider acceptably advantageous, we believe that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future.  We also believe that we will be able to continue to enhance our generation of free cash flow through the following initiatives:

•	Improving our inventory turns by continuing to implement a made-to-order model throughout our organization;
•	Reducing our average days sales outstanding through improved credit and collection practices;
•	Limiting the amount of our capital expenditures generally to those projects that have a short-term payback period; and
•	Selling non-core assets.

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

Prepayments.  The revolving credit facility requires prepayment from the proceeds of certain asset sales.

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

Interest on borrowings under this facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum.  Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or a part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued.  An unused line fee of 0.5% per annum is payable with respect to any undrawn portion of the facility.  The facility is secured by liens on certain real, personal and intangible property of our principal European subsidiaries.  The facility also includes various financial covenants (which require the borrowers to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability to take certain actions.  As of December 28, 2008, the interest rate on any borrowings under this facility would have been 6.4%, but there were no borrowings outstanding at that time.

Some of our other non-U.S. subsidiaries have an aggregate of the equivalent of $14.3 million of lines of credit available.  As of December 28, 2008, there were no borrowings outstanding under these lines of credit.

We are presently in compliance with all covenants under these foreign credit facilities and anticipate that we will remain in compliance with the covenants for the foreseeable future.

Senior and Senior Subordinated Notes

As of December 28, 2008, we had $152.6 million of our 10.375% Senior Notes due 2010 outstanding and $135 million of our 9.5% Senior Subordinated Notes due 2014 outstanding.  The indentures governing our 10.375% Senior Notes and our 9.5% Senior Subordinated Notes, on a collective basis, contain covenants that limit or restrict our ability to:

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

In 2008, we repurchased $22.4 million of our 10.375% Senior Notes.

Analysis of Cash Flows

Our primary sources of cash during 2008 were:  (1) $11.9 million from cash received as a reduction of accounts receivable; (2) $5.1 million associated with a reduction in other assets; and (3) $1.5 million from the exercise of employee stock options.  The primary uses of cash during 2008 were: (1) $32.9 million of cash paid for interest; (2) $29.3 million for additions to property, plant and equipment, primarily at our manufacturing locations; (3) $22.4 million for repurchases of our 10.375% Senior Notes due 2010; and (4) $7.6 million for the payment of dividends.

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

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations (including the remaining contractual obligations related to our discontinued operations) and the periods in which payments are due. The amounts and time periods are measured from December 28, 2008.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$287,588	$--	$152,588	$--	$135,000
Operating Lease Obligations(1)	78,889	23,822	33,548	16,460	5,059
Expected Interest Payments(2)	82,344	28,656	26,969	25,650	1,069
Unconditional Purchase Obligations(3)	4,142	3,129	1,005	8	--
Pension Cash Obligations(4)	114,604	10,377	21,508	22,351	60,368
Total Contractual Cash Obligations(5)	$567,567	$65,984	$235,618	$64,469	$201,496

(1)	Our capital lease obligations are insignificant.

(2)
Expected Interest Payments to be made in future periods reflect anticipated interest payments related to our $153 million of outstanding 10.375% Senior Notes and our $135 million of outstanding 9.5% Senior Subordinated Notes.  We have also assumed in the presentation above that we will hold the Senior Notes and the Senior Subordinated Notes until maturity.  We have excluded from the presentation interest payments and fees related to our revolving credit facilities (discussed above), because of the variability and timing of advances and repayments thereunder.

(3)
Unconditional Purchase Obligations does not include unconditional purchase obligations that are included as liabilities in our Consolidated Balance Sheet.  We have capital expenditure commitments of $0.9 million, all of which are due in less than 1 year.

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

(5)
The above table does not reflect unrecognized tax benefits of $7.5 million, the timing of which payments are uncertain.  See the Note entitled “Taxes on Income” in Item 8 of this Report for further information.

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

Revenue Recognition.  Revenue is recognized when the following criteria are met:  persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable, and collectability is reasonably assured.  Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment.  Provisions for discounts, sales returns and allowances are estimated using historical experience, current economic trends, and the company’s quality performance.  The related provision is recorded as a reduction of sales and cost of sales in the same period that the revenue is recognized.  Material differences may result in the amount and timing of net sales for any period if management makes different judgments or uses different estimates.

Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations.  Shipping and handling costs incurred are classified in cost of sales in the consolidated statements of operations.  A portion of our revenues (less than 5% of our consolidated net sales) is derived from long-term contracts that are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Long-term fixed-price contracts are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

Impairment of Long-Lived Assets.  Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. If actual market value is less favorable than that estimated by management, additional write-downs may be required.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 28, 2008, and December 30, 2007, we had approximately $116.4 million and $125.7 million of U.S. federal net operating loss carryforwards, respectively.  In addition, as of December 28, 2008, and December 30, 2007, we had state net operating loss carryforwards of $106.0 million and $103.7 million, respectively.  Certain of these carryforwards are fully reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future.  The remaining year-end 2008 amounts are expected to be fully recoverable within the applicable statutory expiration periods.  If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

Goodwill.  Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment at least annually. We prepare valuations of reporting units, using both a market approach and an income approach, and those valuations are compared with the respective book values of the reporting units to determine whether any goodwill impairment exists. In preparing the valuations, past, present and expected future performance is considered. If impairment is indicated, a loss is recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill. If the actual fair value of the goodwill is determined to be less than that estimated, an additional write-down may be required.  As of December 28, 2008 (after giving effect to the goodwill impairment charge related to our Bentley Prince Street business segment), if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed.

Inventories.  We determine the value of inventories using the lower of cost or market value. We write down inventories for the difference between the carrying value of the inventories and their estimated market value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values.  Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions.  While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future.  Our inventory reserve on December 28, 2008, and December 30, 2007, was $10.9 million and $7.7 million, respectively.  To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2008 net income would be higher or lower by approximately $0.7 million, on an after-tax basis.

Pension Benefits.  Net pension expense recorded is based on, among other things, assumptions about the discount rate, estimated return on plan assets and salary increases. While management believes these assumptions are reasonable, changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of our plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year.  The actuarial assumptions used in our salary continuation plan and our foreign defined benefit plans reporting are reviewed periodically and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligation.  The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class.  Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.  The table below represents the changes to the projected benefit obligation as a result of changes in discount rates and wage increase assumptions:

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(28.2)
1% decrease in actuarial assumption for discount rate	$35.5

1% increase in actuarial assumption for wage increases	$4.8
1% decrease in actuarial assumption for wage increases	$(4.0)

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(1.9)
1% decrease in actuarial assumption for discount rate	$2.3

1% increase in actuarial assumption for wage increases	$0.7
1% decrease in actuarial assumption for wage increases	$(0.1)

Environmental Remediation.  We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made.  As of December 28, 2008 and December 30, 2007, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Estimating this amount requires us to analyze the financial strengths of our customers.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated.  Our allowance for doubtful accounts on December 28, 2008, and December 30, 2007, was $11.1 million and $8.6 million, respectively.  To the extent the actual collectibility of our accounts receivable differs from our estimates by 10%, our 2008 net income would be higher or lower by approximately $0.7 million, on an after-tax basis, depending on whether the actual collectibility was better or worse, respectively, than the estimated allowance.

Product Warranties.  We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed.  We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion.  In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product.  We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience.  Our warranty reserve on December 28, 2008, and December 30, 2007, was $1.9 million and $1.2 million, respectively.  Actual warranty expense incurred could vary significantly from amounts that we estimate.  To the extent the actual warranty expense differs from our estimates by 10%, our 2008 net income would be higher or lower by approximately $0.2 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The FASB does not believe this statement will result in a change in current practice. SFAS No. 162 became effective November 15, 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance, and cash flows.  The effective date is for fiscal years and interim periods beginning after November 15, 2008.  We are currently assessing the effect, if any, that the adoption of this pronouncement will have on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110 to permit entities, under certain circumstances, to continue to use the “simplified” method in developing estimates of the expected term of “plain-vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payments.”  SAB No. 110 amended SAB No. 107 to permit the use of the “simplified” method beyond December 31, 2007.  We continue to use the “simplified” method and will do so until more detailed and relevant information about exercise behavior becomes readily available.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interest, in consolidated financial statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control.  SFAS No. 160 requires an entity to present minority interests as a component of equity.  Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements.  This standard is effective for the fiscal year beginning after December 15, 2008.  We are currently assessing the effect that the adoption of this pronouncement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  SFAS No. 141R requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree.  The statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting.  This standard is effective for the fiscal year beginning after December 15 2008.  We do not anticipate that the adoption of this pronouncement will have any significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to choose to measure certain financial assets and liabilities at fair value.  SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities.  This statement is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard did not have any impact on our consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued SAB No. 108.  SAB No. 108 provides additional guidance on determining the materiality of cumulative unadjusted misstatements in both current and future financial statements.  SAB No. 108 also provides guidance on the proper accounting and reporting for the correction of immaterial unadjusted misstatements which may become material in subsequent accounting periods.  SAB No. 108 generally requires prior period financial statements to be revised if prior misstatements are subsequently discovered; however, for immaterial prior year revisions, reports filed under the Securities Exchange Act of 1934 are not required to be amended.  SAB No. 108 became effective as of December 31, 2006.  We applied the guidance provided in SAB No. 108 in the fourth quarter of 2006, and identified three matters in prior reporting periods which were deemed immaterial to those periods using a consistent evaluation methodology (the “rollover method”).  They were as follows:

•
In 1998, we entered into a sale-leaseback transaction in which a gain was recognized at the time of sale as opposed to over the lease period.  In addition, we did not use straight-line rental accounting for the expected lease payments related to this transaction.  To correct these entries, in the fourth quarter of 2006, we recorded an entry to increase liabilities by approximately $3.3 million and decrease retained earnings by approximately $2.1 million, net of tax;

•
Our previous methodology for recording legal expenses ensured that we incurred twelve months of expense in each year.  However, the actual timing and amount of the legal bills received led to an understated liability on the balance sheet.  In the fourth quarter of 2006, we recorded a liability of approximately $1.2 million and a decrease in retained earnings of approximately $0.5 million, net of taxes (as the remaining portion of these costs were capitalizable), to properly record incurred legal expenses; and

•
We previously under-recorded the liability related to restricted stock by approximately $0.7 million, which was corrected in the fourth quarter of 2006.  There was no impact to consolidated shareholders’ equity as a result of this correction, as the liability for restricted stock is recorded in equity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  For financial assets subject to fair value measurements, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, the FASB granted a deferral for the application of SFAS No. 157 with regard to non-financial assets until fiscal years beginning after November 15, 2008.  The adoption of the pronouncement for financial assets did not have a material impact on our consolidated financial statements.  Our annual fair value measurement of our reporting units under step 1 of the SFAS No. 142 goodwill impairment test represents the only significant fair value measurement on a recurring basis for which we expect to be impacted by the adoption of SFAS No. 157 with regard to non-financial assets in 2009.  In addition, any fair value measurements related to long-lived asset impairments under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would be subject to the provisions of SFAS No. 157 as well.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  EITF 06-4 was effective for fiscal years beginning after December 15, 2007.  In accordance with the standard, we recorded the present value of the expected future policy premiums for one such insurance policy, an amount of approximately $2.0 million, as an adjustment to retained earnings in 2008.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” In summary, FIN No. 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN No. 48 became effective for us in the first quarter of 2007.  See the Note to our Consolidated Financial Statements entitled “Taxes on Income” in Item 8 of this Report for further discussion of this standard.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”).  EITF 06-03 concludes that (a) the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and (b) that the presentation of taxes within the scope on either a gross or a net basis is an accounting policy decision that should be disclosed under Opinion 22.  Furthermore, for taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented.  EITF 06-03 is effective for periods beginning after December 15, 2006.  This standard did not have a material impact on our results of operations or financial position.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. From time to time, we maintain a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agree to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR.  As of December 28, 2008, no such interest rate swaps were in place.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Canada, England, Northern Ireland, the Netherlands, Australia and Thailand, and sell our products in more than 100 countries. (In December 2008, we announced that we are ceasing manufacturing operations at our facility in Canada.)  As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.

At December 28, 2008, we recognized a $43.5 million decrease in our foreign currency translation adjustment account compared with December 30, 2007, because of the weakening of certain currencies against the U.S. dollar. The increase was associated primarily with certain foreign subsidiaries located within the United Kingdom, Australia and Europe.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 28, 2008. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $8.1 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $8.5 million.

Foreign Currency Exchange Rate Risk

As of December 28, 2008, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $9.9 million or an increase in the fair value of our financial instruments of $8.1 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR
	2008	2007	2006
	(in thousands, except per share data)
Net sales	$1,082,344	$1,081,273	$914,659
Cost of sales	710,299	703,751	603,551
Gross profit on sales	372,045	377,522	311,108

Selling, general and administrative expenses	258,198	246,258	211,487
Loss on disposal – Pandel, Inc.	--	1,873	--
Impairment of goodwill	61,213	--	--
Restructuring charges	10,975	--	--

Operating income	41,659	129,391	99,621

Interest expense	31,480	34,110	42,204
Other expense	2,858	1,851	998

Income from continuing operations before tax expense	7,321	93,430	56,419
Income tax expense	43,040	35,582	20,612

Income (loss) from continuing operations	(35,719)	57,848	35,807
Loss from discontinued operations, net of tax	(5,154)	(68,660)	(24,092)
Loss on disposal of discontinued operations, net of tax	--	--	(1,723)

Net income (loss)	$(40,873)	$(10,812)	$9,992

Income (loss) per share – basic
Continuing operations	$(0.58)	$0.96	$0.66
Discontinued operations	(0.08)	(1.14)	(0.45)
Loss on disposal of discontinued operations	--	--	(0.03)

Net income (loss) per share – basic	$(0.67)	$(0.18)	$0.18

Income (loss) per share – diluted
Continuing operations	$(0.58)	$0.94	$0.64
Discontinued operations	(0.08)	(1.12)	(0.43)
Loss on disposal of discontinued operations	--	--	(0.03)

Net income (loss) per share – diluted	$(0.67)	$(0.18)	$0.18

Basic weighted average shares outstanding	61,439	60,573	54,087
Diluted weighted average shares outstanding	61,439	61,520	55,713

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	FISCAL YEAR
	2008	2007	2006
	(in thousands)
Net income (loss)	$(40,873)	$(10,812)	$9,992
Other comprehensive income (loss)
Foreign currency translation adjustment	(43,480)	14,117	25,501
Pension liability adjustment	2,033	16,371	(8,039)

Comprehensive income (loss)	$(82,320)	$19,676	$27,454

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2008	2007
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$71,757	$82,375
Accounts receivable, net	144,783	178,625
Inventories	128,923	125,789
Prepaid expenses and other current assets	21,070	18,985
Deferred income taxes	6,272	5,863
Assets of businesses held for sale	3,150	4,792
Total current assets	375,955	416,429
Property and equipment, net	160,717	161,874
Deferred tax asset	42,999	60,942
Goodwill	78,489	142,471
Other assets	47,875	53,516

	$706,035	$835,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,040	$57,243
Accrued expenses	102,592	120,388
Liabilities of businesses held for sale	--	220
Total current liabilities	154,632	177,851
Senior notes	152,588	175,000
Senior subordinated notes	135,000	135,000
Deferred income taxes	7,506	7,413
Other	38,872	38,852

Total liabilities	488,598	534,116

Minority interest	7,941	6,974

Commitments and contingencies

Shareholders’ equity
Preferred stock	--	--
Common stock	6,316	6,184
Additional paid-in capital	339,776	332,650
Retained earnings (deficit)	(65,616)	(15,159)
Accumulated other comprehensive income (loss) – foreign currency translation	(42,210)	1,270
Accumulated other comprehensive income (loss) – pension liability	(28,770)	(30,803)

Total shareholders’ equity	209,496	294,142

	$706,035	$835,232

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR
	2008	2007	2006
OPERATING ACTIVITIES:		(in thousands)
Net income (loss)	$(40,873)	$(10,812)	$9,992
Impairment of goodwill and intangible assets related to discontinued operations	--	48,322	20,712
Loss on discontinued operations	5,154	20,338	3,380
Loss from disposal of discontinued operations	--	--	1,723
Income from continuing operations	(35,719)	57,848	35,807
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities
Impairment of goodwill	61,213	--	--
Depreciation and amortization	23,664	22,487	21,750
Bad debt expense	4,180	1,917	2,247
Deferred income taxes and other	14,686	4,942	(13,423)
Working capital changes:
Accounts receivable	11,891	(32,114)	(20,567)
Inventories	(11,351)	(11,855)	(19,583)
Prepaid expenses and other current assets	5,072	5,967	(5,258)
Accounts payable and accrued expenses	(18,540)	19,312	26,235
Cash provided by continuing operations	55,096	68,504	27,208
Cash provided by (used in) discontinued operations	--	(2,796)	5,881
Cash provided by operating activities	55,096	65,708	33,089

INVESTING ACTIVITIES:
Capital expenditures	(29,300)	(40,592)	(28,540)
Proceeds from sale of discontinued operations	--	60,732	28,837
Other	(4,158)	(7,014)	(7,399)
Cash used in discontinued operations	--	(6,950)	(5,458)
Cash provided by (used in) investing activities	(33,458)	6,176	(12,560)

FINANCING ACTIVITIES:
Dividends paid	(7,562)	(4,919)	--
Debt issuance costs	--	--	(777)
Repurchase of senior notes	(22,412)	(101,365)	(46,634)
Proceeds from issuance of common stock	1,479	4,569	86,413
Cash provided by (used in) financing activities	(28,495)	(101,715)	39,002
Net cash provided by (used in) operating, investing and financing activities	(6,857)	(29,831)	59,531
Effect of exchange rate changes on cash	(3,761)	3,049	2,351

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	(10,618)	(26,782)	61,882
Balance, beginning of year	82,375	109,157	47,275

Balance, end of year	$71,757	$82,375	$109,157

See accompanying notes to consolidated financial statements.

  INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a recognized leader in the worldwide commercial interiors market, offering modular and broadloom floorcoverings. The Company manufactures modular and broadloom carpet focusing on the high quality, designer-oriented sector of the market, and provides specialized carpet replacement, installation and maintenance services. Additionally, the Company offers Intersept, a proprietary antimicrobial used in a number of interior finishes.

In the third quarter of 2007, the Company sold its Fabrics Group business segment to a third party.  The Fabrics Group designed, manufactured and marketed fabrics for open plan office furniture systems and commercial interiors.  In April 2006, the Company sold its European fabrics business.  In addition, in 2004, the Company committed to a plan to exit its owned Re:Source dealer businesses (as well as a small Australian dealer business and a small residential fabrics business). In the third quarter of 2004, the Company began to dispose of several of the dealer subsidiaries.  The Company has now sold or terminated ongoing operations at each of its owned dealer businesses.  The results of operations and related disposal costs, gains and losses for these businesses are classified as discontinued operations for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.  Investments in which the Company does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.  The Company monitors investments for other than temporary declines in value and makes reductions in carrying values when appropriate.  As of December 28, 2008 and December 30, 2007, the Company does not hold significant instruments of this nature.

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

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations.  Research and development expense was $15.3 million, $15.8 million and $13.6 million for the years 2008, 2007 and 2006, respectively.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments.  The Company did not hold any significant amounts of short-term investments at December 28, 2008 or December 30, 2007.

Cash payments for interest amounted to approximately $32.9 million, $38.9 million and $41.9 million for the years 2008, 2007 and 2006, respectively.  Income tax payments amounted to approximately $23.1 million, $16.8 million and $17.5 million for the years 2008, 2007 and 2006, respectively.  During the years 2008, 2007 and 2006, the Company received income tax refunds of $0.1 million, $0.6 million and $2.5 million, respectively.

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

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs of approximately $1.0 million, $0.9 million and $1.1 million for the fiscal years 2008, 2007 and 2006, respectively. Depreciation expense amounted to approximately $18.8 million, $17.2 million and $18.2 million for the years 2008, 2007 and 2006, respectively. These amounts exclude depreciation expense of approximately $4.2 million and $9.0 million for 2007 and 2006, respectively, now reported as discontinued operations, related to the Fabrics Group business segment.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in December 2001, goodwill was amortized on a straight-line basis over the periods benefited, principally twenty-five to forty years. Accumulated amortization amounted to approximately $77.3 million at both December 28, 2008, and December 30, 2007, and cumulative impairment losses recognized were $212.6 million as of December 28, 2008, and $151.4 million as of December 30, 2007.

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

The Company’s previous business combinations were accounted for using the purchase method. As of December 28, 2008, and December 30, 2007, the net carrying amount of goodwill was $78.5 million and $142.5 million, respectively.  Other intangible assets were $9.7 million and $8.5 million as of December 28, 2008, and December 30, 2007, respectively. The Company capitalizes patent defense costs when it determines that a successful defense is probable.  The Company has capitalized $1.7 million and $3.2 million of such costs in 2008 and 2007, respectively.  These costs are amortized over the remaining useful life of the patent.  Amortization expense during the years 2008, 2007 and 2006 was $0.9 million, $0.7 million and $0.3 million, respectively.

During the fourth quarters of 2008, 2007 and 2006, the Company performed the annual goodwill impairment test required by SFAS No. 142. The Company performs this test at the reporting unit level, which is one level below the segment level for the modular carpet segment and at the level of the Bentley Prince Street segment.  In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed.  In preparing the valuations, past, present and future expectations of performance were considered.  In the fourth quarter of 2008, a goodwill impairment of $61.2 million related to the Bentley Prince Street reporting unit was identified due largely to the following factors:

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
The significant decline in the reporting unit’s performance, primarily in the last three months of 2008.  This decline also was reflected in the forward projections of the reporting unit’s budgeting process.  The projections showed a decline in both sales and operating income over the reporting unit’s three-year budgeting process.  These declines impacted the value of the reporting unit from an income valuation approach.  The declines in projections are primarily related to the global economic crisis and its impact on the broadloom carpet market.

•
An increase in the discount rate used to create the present value of future expected cash flows.  This increase from approximately 12% to 16% is more reflective of the Company’s current market capitalization and risk premiums on a reporting unit level, which impacted the value of the reporting unit using an income valuation approach.

•	A decrease in the market multiple factors used for the market valuation approach. This decrease is reflective of the general market conditions regarding merger and acquisition activities.

The Company’s other reporting units maintained fair values in excess of their respective carrying values as of the fourth quarter of 2008, and therefore no impairment was indicated during the impairment testing.  As of December 28, 2008 (after giving effect to the goodwill impairment charge related to the Bentley Prince Street business segment), if the Company’s estimates of the fair values of its reporting units were 10% lower, the Company believes no additional goodwill impairment would have existed.

The Company recorded a goodwill impairment charge of $20.7 million in 2006 in connection with the sale of its European fabrics operations and a goodwill impairment charge of $44.5 million related to the sale of its Fabrics Group business segment in 2007, which charges are included as part of the loss from discontinued operations during those respective periods.  The Company also recorded a charge of $3.8 million for other impaired intangible assets in connection with the Fabrics Group sale in 2007.

The changes in the carrying amounts of goodwill for the year ended December 28, 2008, by operating segment are as follows:

	BALANCE DECEMBER 30, 2007	ACQUISITIONS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE DECEMBER 28, 2008
	(in thousands)
Modular Carpet	$81,258	$--	$--	$(2,769)	$78,489
Bentley Prince Street	61,213	--	61,213	--	--
Specialty Products	--	--	--	--	--
Total	$142,471	$--	$61,213	$(2,769)	$78,489

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience.  Warranty reserves amounted to $1.9 million and $1.2 million as of December 28, 2008, and December 30, 2007, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Values of Financial Instruments

Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt are based on quoted market prices or pricing models using current market rates.

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss).  Foreign exchange translation gains (losses) were ($43.5) million, $14.1 million and $25.5 million, for the years 2008, 2007 and 2006, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding.  Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

As of fiscal year 2008, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” note below. During 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” and has recorded expenses related to such plans in accordance with the standard.  The Company transitioned to the standard using the modified prospective application.  Prior to 2006, those plans were accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in fiscal years 2008, 2007 and 2006:

	FISCAL YEAR
	2008	2007	2006
Risk free interest rate	3.9%	4.73%	4.71%
Expected option life	3.25 years	3.25 years	3.18 years
Expected volatility	61%	60%	60%
Expected dividend yield	0.57%	0.51%	0%

The weighted average fair value of stock options (as of grant date) granted during the years 2008, 2007 and 2006 was $6.21, $6.99 and $5.04, respectively, per share.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, effective January 1, 2001. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.  As of December 28, 2008 and December 30, 2007, the Company was not party to any significant derivative instruments.

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

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made.  As of December 28, 2008 and December 30, 2007, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Estimating this amount requires the Company to analyze the financial strengths of its customers.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that the Company is unable to collect may be different than the amount initially estimated.  The Company’s allowance for doubtful accounts on December 28, 2008, and December 30, 2007, was $11.1 million and $8.6 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year financial statement presentation.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2008,” “2007,” and “2006,” mean the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. Fiscal years 2008, 2007 and 2006 were each comprised of 52 weeks.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The FASB does not believe this statement will result in a change in current practice. SFAS 162 became effective November 15, 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance, and cash flows.  The effective date is for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently assessing the effect, if any, that the adoption of this pronouncement will have on the Company’s consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110 to permit entities, under certain circumstances, to continue to use the “simplified” method in developing estimates of the expected term of “plain-vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payments.”  SAB No. 110 amended SAB No. 107 to permit the use of the “simplified” method beyond December 31, 2007.  The Company continues to use the “simplified” method and will do so until more detailed and relevant information about exercise behavior becomes readily available.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interest, in consolidated financial statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control.  SFAS No. 160 requires an entity to present minority interests as a component of equity.  Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements.  This standard is effective for the fiscal year beginning after December 15, 2008.  The Company is currently assessing the effect that the adoption of this pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  SFAS No. 141R requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree.  The statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting.  This standard is effective for the fiscal year beginning after December 15, 2008.  The Company does not anticipate that the adoption of this pronouncement will have any significant impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to choose to measure certain financial assets and liabilities at fair value.  SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities.  This statement is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

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

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, the Securities & Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108.  SAB No. 108 provides additional guidance on determining the materiality of cumulative unadjusted misstatements in both current and future financial statements.  SAB No. 108 also provides guidance on the proper accounting and reporting for the correction of immaterial unadjusted misstatements which may become material in subsequent accounting periods.  SAB No. 108 generally requires prior period financial statements to be revised if prior misstatements are subsequently discovered; however, for immaterial prior year revisions, reports filed under the Securities Exchange Act of 1934 are not required to be amended.  SAB No. 108 became effective as of December 31, 2006.  The Company applied the guidance provided in SAB No. 108 in the fourth quarter of 2006, and identified three matters in prior reporting periods which were deemed immaterial to those periods using a consistent evaluation methodology (the “rollover method”).  They were as follows:

•
In 1998, the Company entered into a sale-leaseback transaction in which a gain was recognized at the time of sale as opposed to over the lease period.  In addition, the Company did not use straight-line rental accounting for the expected lease payments related to this transaction.  To correct these entries, in the fourth quarter of 2006, the Company recorded an entry to increase liabilities by approximately $3.3 million and decrease retained earnings by approximately $2.1 million, net of tax;

•
The Company’s previous methodology for recording legal expenses ensured that the Company incurred twelve months of expense in each year.  However, the actual timing and amount of the legal bills received led to an understated liability on the balance sheet.  In the fourth quarter of 2006, the Company recorded a liability of approximately $1.2 million and a decrease in retained earnings of approximately $0.5 million, net of taxes (as the remaining portion of these costs were capitalizable), to properly record incurred legal expenses; and

•
The Company previously under-recorded the liability related to restricted stock by approximately $0.7 million, which was corrected in the fourth quarter of 2006.  There was no impact to consolidated shareholders’ equity as a result of this correction, as the liability for restricted stock is recorded in equity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  For financial assets subject to fair value measurements, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, the FASB granted a deferral for the application of SFAS No. 157 with regard to non-financial assets until fiscal years beginning after November 15, 2008.  The adoption of the pronouncement for financial assets did not have a material impact on the Company’s consolidated financial statements.  The Company’s annual fair value measurement of its reporting units under step 1 of the SFAS No. 142 goodwill impairment test represents the only significant fair value measurement on a recurring basis for which the Company expects to be impacted by the adoption of SFAS No. 157 with regard to non-financial assets in 2009.  In addition, any fair value measurements related to long-lived asset impairments under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would be subject to the provisions of SFAS No. 157 as well.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  In accordance with the standard, the Company recorded the present value of the expected future policy premiums for one such insurance policy, an amount of approximately $2.0 million, as an adjustment to retained earnings in 2008.

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

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”).  EITF 06-03 concludes that (a) the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and (b) the presentation of taxes within the scope on either a gross or a net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22.  Furthermore, EITF 06-03 states that for taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented.  EITF 06-03 is effective for periods beginning after December 15, 2006.  This standard did not have a material impact on our results of operations or financial position.

RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 28, 2008, and December 30, 2007, the allowance for bad debts amounted to approximately $11.1 million and $8.6 million, respectively, for all accounts receivable of the Company.  Reserves for sales returns and allowances amounted to $2.7 million and $3.7 million as of December 28, 2008, and December 30, 2007, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have significant assets and liabilities measured at fair value on a recurring basis during the period under the provisions of SFAS No. 157. The Company does have approximately $10.5 million of Company-owned life insurance which is measured on readily determinable cash surrender value on a recurring basis.  During 2008, the cash surrender values of the insurance policies declined by approximately $2.4 million.  The change in values in 2007 and 2006 was not significant.  Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value.  The fair value of long- term debt represented by our 10.375% Senior Notes and our 9.5% Senior Subordinated Notes, based on quoted market prices, was $150.3 million and $107.3 million, respectively, at December 28, 2008.

INVENTORIES

Inventories are summarized as follows:

	2008	2007
	(in thousands)
Finished goods	$72,495	$77,036
Work-in-process	21,610	17,347
Raw materials	34,818	31,406

	$128,923	$125,789

Reserves for inventory obsolescence amounted to $10.9 million and $7.7 million as of December 28, 2008, and December 30, 2007, respectively, and have been netted against amounts presented above.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2008	2007
	(in thousands)
Land	$9,381	$8,858
Buildings	103,860	104,255
Equipment	296,328	302,707

	409,569	415,820
Accumulated depreciation	(248,852)	(253,946)

	$160,717	$161,874

The estimated cost to complete construction-in-progress for which the Company was committed at December 28, 2008, was approximately $12.4 million.

ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2008	2007
	(in thousands)
Compensation	$39,716	$50,898
Interest	12,255	13,402
Restructuring	6,952	--
Taxes	9,918	14,398
Accrued purchases	8,173	9,923
Other	25,578	31,767

	$102,592	$120,388

Other non-current liabilities include pension liability of $24.7 million and $24.0 million as of December 28, 2008, and December 30, 2007, respectively (see the discussion below in the Note entitled “Employee Benefit Plans”).

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

On January 1, 2008, the Company further amended the Facility.  The amendment (the “First Amendment”) extended the stated maturity date of the Facility to December 31, 2012. The applicable interest rates for LIBOR-based loans have been reduced.  Interest on those loans is now charged at varying rates computed by applying a margin ranging from 1.00% to 2.00% (reduced from the range of 1.25% to 2.25%) over the applicable LIBOR rate, depending on our average excess borrowing availability during the most recently completed fiscal quarter.  The Company also is no longer required to deliver monthly financial statements to the lenders. In light of our recent borrowing levels and in an effort to reduce unused line fees, the Company also reduced the maximum aggregate amount of loans and letters of credit available to us at any one time from $125 million to $100 million (subject to a borrowing base, as existed prior to the First Amendment), with an option for us to increase that maximum aggregate amount to $150 million (the same option level that existed prior to the First Amendment) upon the satisfaction of certain conditions. The lender group also was reduced from 5 lenders to 4 lenders, and the lending commitments were reallocated among the remaining lenders. In connection with the reduction in the number of lenders and the reallocation of lending commitments, the threshold of “Required Lenders” for purposes of certain amendments and consents under the Facility was increased from more than 50% of the aggregate amount of the lending commitments to more than 66 2/3% of the aggregate amount of the lending commitments.

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

As of December 28, 2008, and December 30, 2007, the Company had no borrowings outstanding under the Facility.  At December 28, 2008, the Company had $9.9 million outstanding in letters of credit under the Facility.  As of December 28, 2008, the Company could have incurred $56.9 million of additional borrowings under the Facility.

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

Interest on borrowings under this facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum.  Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or a part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued.  An unused line fee of 0.5% per annum is payable with respect to any undrawn portion of the facility.  The facility is secured by liens on certain real, personal and intangible property of our principal European subsidiaries.  The facility also includes various financial covenants (which require the borrowers to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability to take certain actions.  As of December 28, 2008, the interest rate on any borrowings under this facility would have been 6.4%, but there were no borrowings outstanding at that time.

The Company is presently in compliance with all covenants under this facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

10.375% Senior Notes

On January 17, 2002, the Company completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1 and August 1 beginning August 1, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility.

The notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. As of December 28, 2008, and December 30, 2007, the Company had outstanding $152.6 million and $175 million in 10.375% Senior Notes, respectively.  At December 28, 2008, and December 30, 2007, the estimated fair value of these notes based on then current market prices was approximately $150.3 million and $183.3 million, respectively.  During 2008, the Company repurchased approximately $22.4 million of these notes at prices approximating face value.

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

These notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior subordinated basis by certain of the Company’s domestic subsidiaries.  The notes will become redeemable for cash after February 1, 2009, at the Company’s option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on February 1, 2012, plus accrued interest thereon to the date fixed for redemption.  As of both December 28, 2008, and December 30, 2007, the Company had outstanding $135 million of 9.5% Senior Subordinated Notes due 2014.  At December 28, 2008, and December 30, 2007, the estimated fair value of these notes, based on then current market prices, was approximately $107.3 million and $141.1 million, respectively.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.3% Senior Notes

In 2006, we repurchased $46.6 million of our formerly outstanding 7.3% Senior Notes due 2008.  The remainder of these notes ($101.4 million) was repurchased and redeemed in their entirety during 2007.  The Company paid premiums of $1.5 million and $1.0 million, during 2007 and 2006, respectively, in connection with the repurchase and redemption of these notes. These charges are included in other expense in the consolidated statements of operations.  Interest on these notes was payable semi-annually on April 1 and October 1 beginning on October 1, 1998.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $14.3 million of other lines of credit available at interest rates ranging from 1% to 9%. As of December 28, 2008, and December 30, 2007, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

Deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, were $3.8 million and $5.3 million, as of December 28, 2008, and December 30, 2007, respectively.  The Company amortizes these costs over the life of the related debt.  Expenses related to such costs for the years 2008, 2007 and 2006 amounted to $1.4 million, $1.2 million and $1.9 million, respectively.  Included in the expenses for 2008 is approximately $0.1 million of write-down of debt costs associated with the retirement of $22.4 million of 10.375% Senior Notes.

Future Maturities

The aggregate maturities of borrowings for each of the five years subsequent to December 30, 2007, are as follows:

FISCAL YEAR	AMOUNT
(in thousands)
2009	$--
2010	152,588
2011	--
2012	--
2013	--
Thereafter	135,000
$287,588

PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock.  In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company.  As of December 28, 2008, and December 30, 2007, there were no shares of preferred stock issued.

Preferred Share Purchase Rights

The Company has previously issued one purchase right (a “Right”) in respect of each outstanding share of Common Stock pursuant to a Rights Agreement it entered into in March 2008. Each Right entitles the registered holder of the Common Stock to purchase from the Company one one-hundredth of a share (a “Unit”) of Series B Participating Cumulative Preferred Stock (the “Series B Preferred Stock”).

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The dividend and liquidation rights of the Series B Preferred Stock are designed so that the value of one Unit of Series B Preferred Stock issuable upon exercise of each Right will approximate the same economic value as one share of Common Stock, including voting rights. The exercise price per Right is $90, subject to adjustment. Shares of Series B Preferred Stock will entitle the holder to a minimum preferential dividend of $1.00 per share, but will entitle the holder to an aggregate dividend payment of 100 times the dividend declared on each share of Common Stock. In the event of liquidation, each share of Series B Preferred Stock will be entitled to a minimum preferential liquidation payment of $1.00, plus accrued and unpaid dividends and distributions thereon, but will be entitled to an aggregate payment of 100 times the payment made per share of Common Stock. In the event of any merger, consolidation or other transaction in which Common Stock is exchanged for or changed into other stock or securities, cash or other property, each share of Series B Preferred Stock will be entitled to receive 100 times the amount received per share of Common Stock. Series B Preferred Stock is not convertible into Common Stock.

Each share of Series B Preferred Stock will be entitled to 100 votes on all matters submitted to a vote of the shareholders of the Company, and shares of Series B Preferred Stock will generally vote together as one class with the Common Stock and any other voting capital stock of the Company on all matters submitted to a vote of the Company’s shareholders. While the Company’s Class B Common Stock remains outstanding, holders of Series B Preferred Stock will vote as a single class with the Class A Common Stockholders for election of directors.

Further, whenever dividends on the Series B Preferred Stock are in arrears in an amount equal to six quarterly payments, the Series B Preferred Stock, together with any other shares of preferred stock then entitled to elect directors, shall have the right, as a single class, to elect one director until the default has been cured.

Prior to entering into the March 2008 Rights Agreement, the Company maintained a substantially similar Rights Agreement that was entered into in 1998.

SHAREHOLDERS’ EQUITY

The Company is authorized to issue 80 million shares of $0.10 par value Class A Common Stock and 40 million shares of $0.10 par value Class B Common Stock. Class A and Class B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. Under the terms of the Class B Common Stock, its special voting rights to elect a majority of the Board members would terminate irrevocably if the total outstanding shares of Class B Common Stock ever comprises less than ten percent of the Company’s total issued and outstanding shares of Class A and Class B Common Stock. On December 28, 2008, the outstanding Class B shares constituted approximately 10.7% of the total outstanding shares of Class A and Class B Common Stock.

The Company’s Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol IFSIA. The Company’s Class B Common Stock is not publicly traded. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis.

Both classes of Common Stock share equally in dividends available to common shareholders. The Company paid dividends totaling $0.12 per share during 2008 and $0.08 per share during 2007 to each class of Common Stock.  There were no dividends paid in 2006.  The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination.  Such other factors include limitations contained in the agreement for its primary revolving credit facility and in the indentures for our public indebtedness, each of which specify conditions as to when any dividend payments may be made.  As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

All treasury stock is accounted for using the cost method.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables show changes in common shareholders’ equity during the past three years.

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at January 1, 2006	46,331	$4,631	7,016	$703	$234,314	$(1,443)	$(27,782)	$(38,347)
Net income (loss)	--	--	--	--	--	9,992	--	--
SAB 108 adjustments	--	--	--	--	701	(3,332)	--	--
Conversion of common stock	662	66	(662)	(66)	--	--	--	--
Stock issuances under employee plans	1,189	119	--	--	6,087	--	--	--
Other issuances of common stock	--	--	385	38	3,367	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(3,406)	--	--	--
Equity offering	5,750	575	--	--	78,771	--	--	--
Forfeitures and compensation expense related to restricted stock awards	--	--	--	--	3,298	--	--	--
Pension liability adjustment	--	--	--	--	--	--	(19,392)	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	25,500
Balance, at December 31, 2006	53,932	$5,391	6,739	$675	$323,132	$5,217	$(47,174)	$(12,847)

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 31, 2006	53,932	$5,391	6,739	$675	$323,132	$5,217	$(47,174)	$(12,847)
Net income (loss)	--	--	--	--	--	(10,812)	--	--
FIN 48 adjustments	--	--	--	--	--	(4,645)	--	--
Conversion of common stock	564	56	(564)	(56)	--	--	--	--
Stock issuances under employee plans	873	87	--	--	4,482	--	--	--
Other issuances of common stock	--	--	307	31	4,601	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(4,639)	--	--	--
Cash dividends paid	--	--	--	--	--	(4,919)	--	--
Forfeitures and compensation expense related to restricted stock awards	--	--	--	--	5,074	--	--	--
Pension liability adjustment	--	--	--	--	--	--	16,371	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	14,117
Balance, at December 30, 2007	55,369	$5,534	6,482	$650	$332,650	$(15,159)	$(30,803)	$1,270

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 30, 2007	55,369	$5,534	6,482	$650	$332,650	$(15,159)	$(30,803)	$1,270
Net income (loss)	--	--	--	--	--	(40,873)	--	--
Adoption of EITF 06-04	--	--	--	--	--	(2,022)	--	--
Conversion of common stock	777	78	(777)	(78)	--	--	--	--
Stock issuances under employee plans	233	23	--	--	1,413	--	--	--
Other issuances of common stock	--	--	1,090	109	15,251	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(15,289)	--	--	--
Forfeitures and compensation expense related to restricted stock awards	--	--	--	--	5,751	--	--	--
Dividends paid	--	--	--	--	--	(7,562)	--	--
Pension liability adjustment	--	--	--	--	--	--	2,033	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	(43,480)
Balance, at December 28, 2008	56,379	$5,635	6,795	$681	$339,776	$(65,616)	$(28,770)	$(42,210)

Stock Options

The Company has an Omnibus Stock Incentive Plan (“Omnibus Plan”) under which a committee of independent directors is authorized to grant directors and key employees, including officers, options to purchase the Company’s Common Stock. Options are exercisable for shares of Class A or Class B Common Stock at a price not less than 100% of the fair market value on the date of grant. The options become exercisable either immediately upon the grant date or ratably over a time period ranging from one to five years from the date of the grant.  The Company’s options expire at the end of time periods ranging from three to ten years from the date of the grant. Initially, in 1997, an aggregate of 3,600,000 shares of Common Stock not previously authorized for issuance under any plan, plus the number of shares subject to outstanding stock options granted under certain predecessor plans minus the number of shares issued on or after the effective date pursuant to the exercise of such outstanding stock options granted under predecessor plans, were available to be issued under the Omnibus Plan. In May 2001, the shareholders approved an amendment to the Omnibus Plan which increased by 2,000,000 the number of shares of Common Stock authorized for issuance under the Omnibus Plan.  In May 2006, the shareholders approved an amendment and restatement of the Omnibus Plan.  The amendment extended the term of the Omnibus Plan until February 2016, and set the number of shares authorized for issuance or transfer on or after the effective date of the amendment and restatement at 4,250,000 shares, except that each share issued pursuant to an award other than a stock option reduces the number of such authorized shares by two shares.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2006, the Company adopted SFAS No. 123R, “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.”  This standard requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  Under SFAS No. 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model.  The Company is continuing to use the Black-Scholes model.  SFAS No. 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.  This expense reduction is not significant to the Company.

The Company recognized stock option compensation expense of $0.6 million in 2008, and $0.3 million in each of 2007 and 2006.  The remaining unrecognized compensation cost related to unvested awards at December 28, 2008, approximated $0.5 million, and the weighted average period of time over which this cost will be recognized is approximately two years.  The expense for stock options is included in selling, general and administrative expense on the Company’s consolidated statements of operations, as none of these stock options have been issued to production personnel.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in fiscal years 2008, 2007 and 2006:

	FISCAL YEAR
	2008	2007	2006
Risk free interest rate	3.9%	4.73%	4.71%
Expected option life	3.25 years	3.25 years	3.18 years
Expected volatility	61%	60%	60%
Expected dividend yield	0.57%	0.51%	0%

The weighted average fair value of stock options (as of grant date) granted during the years 2008, 2007 and 2006 was $6.21, $6.99 and $5.04, respectively, per share.

The following table summarizes stock options outstanding as of December 28, 2008, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2007	805,000	$6.22
Granted	145,000	14.18
Exercised	233,000	6.12
Forfeited or cancelled	38,000	6.71
Outstanding at December 28, 2008 (a)	679,000	$7.93

Exercisable at December 28, 2008 (b)	524,000	$6.01

(a)  At December 28, 2008, the weighted-average remaining contractual life of options outstanding was 2.7 years.
(b)  At December 28, 2008, the weighted-average remaining contractual life of options exercisable was 2.3 years.

At December 28, 2008, the aggregate intrinsic values of options outstanding and options exercisable were $0.3 million and $0.3 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The intrinsic value of stock options exercised in 2008, 2007 and 2006 was $1.7 million, $10.6 million and $7.9 million, respectively.  The cash proceeds related to stock options exercised in 2008, 2007 and 2006 were $1.5 million, $4.6 million and $7.1 million, respectively.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 28, 2008	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 28, 2008	Weighted Average Exercise Price

$2.64- 3.69	116,700	3.18	$3.07	116,700	$3.07
4.00- 5.99	272,000	1.97	4.83	272,000	4.83
6.00- 8.75	55,000	2.32	7.90	55,000	7.90
9.00-13.99	64,600	2.12	12.30	64,600	12.30
14.00-16.42	170,700	3.88	14.57	15,700	16.39

	679,000	2.70	$7.93	524,000	$6.01

Restricted Stock Awards

During fiscal years 2008, 2007 and 2006, the Company granted restricted stock awards totaling 1,087,000, 327,000 and 394,000 shares, respectively, of Class B common stock.  These awards (or a portion thereof) vest with respect to each recipient over a three to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $5.8 million, $5.0 million and $2.9 million for 2008, 2007 and 2006, respectively.  These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.  SFAS No. 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.  The forfeiture rate has been developed using historical data regarding actual forfeitures as well as an estimate of future expected forfeitures under our restricted stock grants.

The following table summarizes restricted stock activity as of December 28, 2008, and during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2007	852,000	$9.90
Granted	1,087,000	14.03
Vested	389,000	10.16
Forfeited or cancelled	--	--
Outstanding at December 28, 2008	1,550,000	$12.70

As of December 28, 2008, the unrecognized total compensation cost related to unvested restricted stock was $10.3 million.  That cost is expected to be recognized by the end of 2012.

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

Basic income (loss) per share has been computed based upon 61,439,000, 60,573,000 and 54,087,000 weighted average shares outstanding for the years 2008, 2007 and 2006, respectively. Diluted income (loss) per share has been computed based upon 61,520,000 and 55,713,000 shares outstanding for the years 2007 and 2006, respectively.  For fiscal year 2008, the Company was in a loss from continuing operations position, thus any potential common shares would be dilutive of that loss and therefore were not included in the computation.  As of the end of 2008, there were approximately 679,000 outstanding stock options and 1,550,000 shares of unvested restricted stock.  For fiscal years 2007 and 2006, options to purchase 40,000 and 65,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.

	FISCAL YEAR
	2008	2007	2006
	(in thousands, except per share data)
Basic and diluted income (loss) available to shareholders (numerator):
Income (loss) from continuing operations	$(35,719)	$57,848	$35,807
Loss from discontinued operations	(5,154)	(68,660)	(24,092)
Loss on disposal of discontinued operations	--	--	(1,723)

Net income (loss)	$(40,873)	$(10,812)	$9,992

Shares (denominator):
Weighted average shares outstanding	61,439	60,573	54,087
Dilutive securities:
Options and awards	--	947	1,626

Total assuming conversion	61,439	61,520	55,713

Income (loss) per share – basic:
Income (loss) from continuing operations	$(0.58)	$0.96	$0.66
Loss from discontinued operations	(0.08)	(1.14)	(0.45)
Loss on disposal of discontinued operations	--	--	(0.03)

Net income (loss)	$(0.67)	$(0.18)	$0.18

Income (loss) per share – diluted:
Income (loss) from continuing operations	$(0.58)	$0.94	$0.64
Loss from discontinued operations	(0.08)	(1.12)	(0.43)
Loss on disposal of discontinued operations	--	--	(0.03)

Net income (loss)	$(0.67)	$(0.18)	$0.18

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRUCTURING CHARGES

2008 Restructuring Charge

In the fourth quarter of 2008, the Company committed to a restructuring plan intended to reduce costs across its worldwide operations, and more closely align the Company’s operations with the current demand levels.  The reduction of the demand levels is primarily a result of the worldwide recession and the associated delays and reductions in the number of construction projects where the Company’s carpet products are used.  The plan primarily consists of ceasing manufacturing operations at its facility in Belleville, Canada, and reducing its worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration.  In connection with the restructuring plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $11.0 million.  The Company records its restructuring accruals under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 112, “Employer’s Accounting for Post-Employment Benefits, an Amendment of FASB Statements No. 5 and 43,” as appropriate.  The restructuring charge is comprised of employee severance expense of $7.8 million, impairment of assets of $2.6 million, and other exit costs of $0.7 million (primarily related to lease exit costs and other closure activities).  Approximately $8.3 million of the restructuring charge will be cash expenditures, primarily severance expense.  The restructuring plan is expected to be completed in the first quarter of 2009, and is expected to yield annualized cost savings of approximately $30 million.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred During 2008	Balance at 12/28/08
	(in thousands)
Facilities consolidation	$2,559	$2,559	$--
Workforce reduction	7,751	1,464	6,287
Other charges	665	--	665
	$10,975	$4,023	$6,952

The table below details the restructuring activities undertaken in 2008 by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(in thousands)

Total amounts expected to be incurred	$10,710	$120	$145	$10,975
Cumulative amounts incurred to date	4,023	--	--	4,023
Total amounts incurred in the period	4,023	--	--	4,023

2006 Restructuring Charge

During the first quarter of 2006, the Company recorded a pre-tax restructuring charge of $3.3 million.  The charge reflected:  (i) the closure of a fabrics manufacturing facility in East Douglas, Massachusetts, and consolidation of those operations into the Company’s former facility in Elkin, North Carolina; (ii) workforce reduction at this facility; and (iii) a reduction in carrying value of another fabrics facility and other assets.  As these charges related to the divested Fabrics Group business segment, they have been included in “Loss from discontinued operations, net of tax” in the consolidated statements of operations.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred During 2006	Balance at 12/31/06	Costs Incurred During 2007	Balance at 12/31/07 and 12/28/08
	(in thousands)
Facilities consolidation	$1,000	$818	$182	$182	$--
Workforce reduction	300	215	85	85	--
Other impaired assets	1,960	1,960	--	--	--
	$3,260	$2,993	$267	$267	$-

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TAXES ON INCOME

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR
	2008	2007	2006
	(in thousands)
Current expense/(benefit):
Federal	$100	$190	$(115)
Foreign	20,844	20,332	16,183
State	456	770	(71)

	21,400	21,292	15,997
Deferred expense/(benefit):
Federal	15,732	(2,184)	141
Foreign	1,820	6,291	2,503
State	1,386	(982)	156

	18,938	3,125	2,800

	$40,338	$24,417	$18,797

Income tax expense (benefit) is included in the accompanying consolidated statements of operations as follows:

	FISCAL YEAR
	2008	2007	2006
	(in thousands)
Continuing operations	$43,040	$35,582	$20,612
Loss from discontinued operations	(2,702)	(11,165)	(1,815)

	$40,338	$24,417	$18,797

Income (loss) from continuing operations before taxes on income consisted of the following:

	FISCAL YEAR
	2008	2007	2006
	(in thousands)
U.S. operations	$(59,400)	$10,462	$3,008
Foreign operations	66,721	82,968	53,411

	$7,321	$93,430	$56,419

Deferred income taxes for the years ended December 28, 2008, and December 30, 2007, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 28, 2008, the Company had approximately $116.4 million in federal net operating loss carryforwards from continuing operations with expiration dates through 2025.  In addition, the Company had approximately $18.6 million in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per SFAS No. 123(R). The Company’s foreign subsidiaries had approximately $2.3 million in net operating losses available for an unlimited carryforward period. The Company expects to utilize all of its federal and foreign carryforwards prior to their expiration.  The Company had approximately $106 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2028. The Company had provided a valuation allowance against $36 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $173 million in state net operating loss carryforwards relating to discontinued operations against which a valuation allowance has been provided.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2008		2007
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(in thousands)
Basis differences of property and equipment	$--	$8,260	$--	$8,219
Basis difference of intangible assets	--	617	--	704
Foreign currency loss	--	2,172	--	3,016
Net operating loss carryforwards	46,792	--	50,051	--
Valuation allowances on net operation loss carryforwards	(2,590)	--	(1,140)	--
Deferred compensation	14,307	--	14,523	--
Nondeductible reserves and accruals	5,050	--	5,351	--
Pensions	2,533	--	2,632	--
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	--	13,262	--	--
Other differences in basis of assets and liabilities	--	16	--	86

	$66,092	$24,327	$71,417	$12,025

Deferred tax assets and liabilities are included in the accompanying balance sheets as follows:

	FISCAL YEAR
	2008	2007
	(in thousands)
Deferred income taxes (current asset)	$6,272	$5,863
Deferred tax asset (non-current asset)	42,999	60,942
Deferred income taxes (non-current liabilities)	(7,506)	(7,413)
	$41,765	$59,392

Management believes, based on the Company’s history of operating expenses and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at December 28, 2008.

The Company’s effective tax rate from continuing operations was 587.9%, 38.1% and 36.5% for fiscal years 2008, 2007 and 2006, respectively.  The following summary reconciles income taxes at the U.S. federal statutory rate of 35% to the Company’s actual income tax expense:

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	FISCAL YEAR
	2008	2007	2006
Income taxes at U.S federal statutory rate	$2,562	$32,701	$19,747
Increase(decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	194	288	223
Non-deductible goodwill impairment	21,415	--	--
Non-deductible business expenses	2,916	1,505	455
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	13,262	--	--
Foreign and U.S. tax effects attributable to foreign operations	1,318	(395)	1,281
Nondeductible loss on sale of subsidiary	82	643	--
Cumulative effect of change in tax rates	--	--	(687)
Valuation allowance additions (reversals) – State NOL	942	62	(234)
Other	349	778	(173)

Income tax expense	$43,040	$35,582	$20,612

During the fourth quarter of 2006, the Dutch government enacted a tax rate reduction from 29.6% to 25.5% effective January 1, 2007. SFAS No.109, “Accounting for Income Taxes,” requires that deferred tax balances be revalued to reflect such tax rate changes. The revaluation resulted in a 1.2% decrease in the Company’s effective tax rate for 2006.

During 2006, in connection with the sale of the European component of its fabrics business, the Company repatriated approximately $1.4 million in previously unremitted foreign earnings and recorded a provision for taxes on such previously unremitted foreign earnings of approximately $0.5 million. This repatriation of foreign earnings during 2006 increased the Company’s 2006 effective rate by 0.9% which has been reflected as a component of the “Foreign and U.S. tax effects attributable to foreign operations” line item of the income tax expense reconciliation.

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. as determination of the amount of unrecognized deferred U.S. income tax liability related to the indefinitely reinvested earnings is not practicable because of the complexities associated with its hypothetical calculation. In 2008, the Company provided for approximately $12.6 million in U.S. federal and state income taxes and approximately $0.7 million in foreign withholding taxes on approximately $37 million of undistributed earnings from foreign subsidiaries that are anticipated to be repatriated in the foreseeable future and therefore were no longer deemed to be indefinitely reinvested outside of the U.S. At December 28, 2008, approximately $137 million of undistributed earnings of the Company’s foreign subsidiaries are deemed to be indefinitely reinvested outside of the U.S., on which withholding taxes of approximately $3.2 million would be payable upon remittance.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  As a result of the adoption, on that date the Company recognized a $4.6 million increase in its liability for unrecognized tax benefits with a corresponding decrease to the opening balance of retained earnings.

As of December 31, 2007, the Company had unrecognized tax benefits of $7.7 million, which if recognized would be recorded as a benefit to income taxes and, therefore, result in a favorable impact on the Company’s effective tax rate in future periods.  For the year ended December 28, 2008, the Company decreased its unrecognized tax benefits by $0.3 million primarily due to the following changes in tax positions.  The Company decreased it unrecognized tax benefits by approximately $1.4 million related to a change in its U.S. tax positions taken in prior year tax returns.  This decrease was offset by an increase in unrecognized tax benefits of approximately $1.1 million primarily related to a change in the Company’s prior years Canadian tax positions discussed below.

As of December 28, 2008, the Company had unrecognized tax benefits of $7.5 million, included in other liabilities in the Company’s consolidated balance sheet, which if recognized would have an impact on the Company’s effective tax rate in future periods.  If these benefits are not favorably settled, $7.2 million of the total amount of unrecognized tax benefits would require the use of cash in future periods.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense.  As of December 28, 2008, the Company had accrued interest and penalties of $1.3 million, which is included in the total unrecognized tax benefit noted above.

The Company’s federal income tax returns are subject to examination for the years 2003 to the present.  The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2003 to the present.  The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2002 to the present.

In August 2006, the Canadian tax authorities (“CRA”) proposed a reassessment of taxable income for transfer pricing related adjustments for the years 2001 and 2002. In November 2006, the Company filed a submission with the CRA to set aside the reassessment of taxable income. In September 2008, the CRA issued a final notice of reassessment of tax, including interest, of approximately $0.9 million for the years 2001 and 2002. In December 2008, the Company filed an objection to the notice of reassessment of tax with the CRA. The Company has included in its liability for unrecognized tax benefits the full amount of the reassessment because the Company has determined that it is more likely than not that the reassessment will be upheld on appeal. The Company expects the review of its objection to begin in the first six months of 2009, and the results may have a significant impact on the Company’s unrecognized tax benefits during 2009.

In late February 2008, the Company filed with the CRA and the Internal Revenue Service (“IRS”) an application for a Canada – U.S. bilateral advanced pricing agreement (“BAPA”) with respect to certain intercompany transactions (“Covered Transactions”) between Interface, Inc (including its U.S. subsidiaries) and its Canadian subsidiary. Some of the Covered Transactions are the same types of transactions that are the subject of dispute in the reassessment for tax years 2001 and 2002 described above. The BAPA request covers tax years 2006 through 2010 and through the rollback procedures will also cover years 2003 through 2005. During 2008, the Company was accepted into the BAPA program by both the CRA and the IRS. In late December 2008, the Company made the decision to discontinue manufacturing at its facility in Canada, thus affecting the majority of the Covered Transactions. As of February 2009, the CRA and the IRS had substantially completed their due diligence. The Company has included in its liability for unrecognized tax benefits an amount it estimates will more likely than not result from the conclusion of the BAPA. However, due to the nature of the BAPA process, the timing and outcome of the BAPA is subject to considerable variation and the ultimate outcome of this process could result in an amount significantly different from the Company’s estimate.

Management believes changes to our unrecognized tax benefits that are reasonably possible in the next 12 months, other than the Canadian tax matters noted above, will not have a significant impact on our financial positions or results of operations.  The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$7,713
Increases related to tax positions taken during the current year	595
Decreases related to tax positions taken during prior years	(1,479)
Increases related to tax positions taken during the prior years	1,106
Decrease due to foreign currency translation	(480)
3
Balance at December 28, 2008	$7,455

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

By the end of 2006, the Company had sold nine dealer businesses (eight of which were sold to the respective general managers of those businesses) and had closed all six others.  The aggregate cash proceeds from the sales were $7.5 million.  The Company also received promissory notes in an aggregate amount of $2.2 million at interest rates ranging from prime to 12% and with maturities ranging from one to three years.

Summary operating results for the discontinued businesses are as follows:

	FISCAL YEAR
	2008	2007	2006
	(in thousands)
Net sales	$--	$82,003	$164,546
Loss on operations before taxes	(7,856)	(79,825)	(27,631)
Taxes on income (benefit)	(2,702)	(11,165)	(1,815)
Loss on operations, net of tax	(5,154)	(68,660)	(25,816)

Assets and liabilities, including reserves, related to discontinued businesses that were held for sale consist of the following:

	FISCAL YEAR
	2008	2007
	(in thousands)
Current assets	$--	$79
Property and equipment	3,150	4,706
Other assets	--	7

Current liabilities	--	220
Other liabilities	--	--

HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company has used derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by the fluctuations in values of the underlying exposures being hedged. The Company has not held or issued derivative financial instruments for trading purposes. The Company has historically monitored the use of derivative financial instruments through the use of objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. The Company has established strict counter-party credit guidelines and has entered into transactions only with financial institutions of investment grade or better. As a result, the Company has historically considered the risk of counter-party default to be minimal.  As of December 28, 2008 and December 30, 2007, the Company was not a party to any such transactions or instruments.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At December 28, 2008, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(in thousands)
2009	$23,015
2010	18,676
2011	14,260
2012	9,990
2013	6,470
Thereafter	5,059

$77,470

The totals above exclude minimum lease payments of $0.1 million in each of years 2009-2011 related to the discontinued operations of the Re:Source dealer business.  The totals above also exclude minimum lease payments of $0.6 million in 2009 and 2010, related to the discontinued operations of the U.S. raised/access flooring business.

Rental expense amounted to approximately $28.1 million, $23.1 million and $20.9 million, for the years 2008, 2007 and 2006, respectively.  This excludes rental expenses of approximately $0.1 million, $0.5 million and $2.0 million for 2008, 2007 and 2006, respectively, related to the discontinued operations of the Re:Source dealer business, and excludes rental expenses of approximately $0.6 million in each of years 2006-2008 related to the discontinued operations of the U.S. raised/access flooring business.  This also excludes rental expenses of $1.9 million and $4.4 million for 2007 and 2006, respectively, related to the discontinued operations of the Fabrics Group business segment.

The Company is from time to time a party to routine litigation incidental to its business.  Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $2.5 million, $2.4 million and $1.4 million for the years 2008, 2007 and 2006, respectively, for continuing operations.  These totals exclude $0.4 million and $0.7 million of matching contributions for the years 2007 and 2006, respectively, related to the discontinued Fabrics and Re:Source dealer businesses.  No discretionary contributions were made in 2008, 2007 or 2006.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the Rabbi Trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $13.4 million at December 28, 2008.  The Company invested the deferrals in insurance instruments with readily determinable cash surrender values.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $3.4 million, $5.1 million and $2.9 million for the years 2008, 2007 and 2006, respectively.  Plan assets are primarily invested in equity and fixed income securities.  The Company uses a year-end measurement date for the plans.  As of December 28, 2008, for the European plans, the Company had a net liability recorded of $8.6 million, an amount equal to their unfunded status, and has recorded in Other Comprehensive Income an amount equal to $25.2 million (net of taxes) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with SFAS No. 132, as revised.

	FISCAL YEAR
	2008	2007
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$239,111	$248,974
Service cost	3,104	3,377
Interest cost	12,593	12,531
Benefits paid	(10,747)	(10,714)
Actuarial loss (gain)	(29,728)	(24,484)
Member contributions	685	1,007
Currency translation adjustment	(43,771)	8,420

Benefit obligation, end of year	$171,247	$239,111

Change in plan assets
Plan assets, beginning of year	$230,414	$213,248
Actual return on assets	(25,532)	10,385
Company contributions	6,977	8,048
Member contributions	1,249	1,487
Benefits paid	(10,747)	(10,714)
Currency translation adjustment	(39,757)	7,960

Plan assets, end of year	$162,604	$230,414

Reconciliation to balance sheet
Funded status (Benefit liability)	$(8,643)	$(8,697)
Unrecognized actuarial loss	--	--
Unrecognized prior service cost	--	--
Unrecognized transition adjustment	--	--

Net amount recognized	$(8,643)	$(8,697)

Amounts recognized in accumulated other
comprehensive income (after tax)

Unrecognized actuarial loss	$24,354	$26,695
Unamortized prior service costs	861	260
Total amount recognized	$25,215	$26,955

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2007 actuarial gain identified above includes approximately $8 million related to a modification of employee data related to the Company’s plans.  In prior years, a plan modification was not reflected in employee data, and in 2007, the employee data was updated for this change.  The impact to the 2007 financial statements was a $5.6 million adjustment to other comprehensive income net of $2.4 million in taxes.  The Company has determined that the modification was not significant to the overall financial statement presentation in prior years and has therefore included the impact of the change in 2007.

The above disclosure represents the aggregation of information related to the Company’s two defined benefit plans which cover many of its European employees.  As of December 28, 2008 and December 30, 2007, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had an accumulated benefit obligation in excess of the plan assets. The other plan, which covers certain employees in Europe (the “Europe Plan”), had assets in excess of the accumulated benefit obligation.  The following table summarizes this information as of December 28, 2008 and December 30, 2007.

	2008	2007
UK Plan	(in thousands)
Projected Benefit Obligation	$118,834	$183,025
Accumulated Benefit Obligation	116,757	179,580
Plan Assets	106,141	168,365

Europe Plan
Projected Benefit Obligation	$52,413	$56,086
Accumulated Benefit Obligation	50,323	54,709
Plan Assets	56,463	62,049

	FISCAL YEAR
	2008	2007	2006
	(in thousands)
Components of net periodic benefit cost
Service cost	$3,190	$3,453	$2,033
Interest cost	12,593	12,531	9,913
Expected return on plan assets	(13,640)	(13,766)	(11,157)
Amortization of prior service cost	46	42	39
Recognized net actuarial (gains)/losses	1,250	2,834	1,979
Amortization of transition asset	--	--	53

Net periodic benefit cost	$3,439	$5,094	$2,860

For 2009, it is estimated that approximately $1.5 million of expenses related to the amortization of unrecognized items will be included in the net periodic benefit cost.  During 2008, other comprehensive income was impacted by approximately $5.5 million, after tax, comprised of actuarial loss of approximately $6.4 million and $0.9 million of amortization loss.  These two factors would have led to an increase in accumulated other comprehensive income of $5.5 million, net of tax, however, the actual net change in accumulated other comprehensive income related to this plan, after tax, was a $1.7 million decrease in accumulated other comprehensive income.  The primary reason for the overall net decrease is the significant devaluation of the British pound versus the U.S. dollar as of the end of 2008 versus 2007.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	FISCAL YEAR
	2008	2007	2006
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.8%	5.0%	4.7%
Expected return on plan assets	6.2%	6.2%	6.2%
Rate of compensation	4.3%	3.4%	3.4%
Weighted average assumptions used to determine benefit obligations
Discount rate	6.0%	5.6%	5.0%
Rate of compensation	3.1%	3.3%	3.3%

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

The Company’s foreign defined benefit plans’ accumulated benefit obligations were in excess of the fair value of the plans’ assets.  The projected benefit obligations, accumulated benefit obligations and fair value of these plan assets are as follows:

	FISCAL YEAR
	2008	2007
	(in thousands)
Projected benefit obligation	$171,247	$239,111
Accumulated benefit obligations	167,080	234,289
Fair value of plan assets	162,604	230,414

The Company’s actual weighted average asset allocations for 2008 and 2007, and the targeted asset allocation for 2009, of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR
	2009	2008	2007
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category:
Equity Securities	70-85%	69%	65%
Debt Securities	25-35%	26%	29%
Other	0-5%	5%	6%

	100%	100%	100%

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term.  The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities.  The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks.  The plans’ net assets did not include the Company’s own stock at December 28, 2008 or December 30, 2007.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2009, the Company expects to contribute $5.6 million to the plan trust and $9.4 million in the form of direct benefit payments for its foreign defined benefit plans.  It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)

2009	$9,353
2010	9,608
2011	9,852
2012	10,063
2013	10,240
2014-2018	54,978

Domestic Defined Benefit Plan

The Company maintains a domestic nonqualified salary continuation plan (“SCP”), which is designed to induce selected officers of the Company to remain in the employ of the Company by providing them with retirement, disability and death benefits in addition to those which they may receive under the Company’s other retirement plans and benefit programs. The SCP entitles participants to: (i) retirement benefits upon normal retirement at age 65 (or early retirement as early as age 55) after completing at least 15 years of service with the Company (unless otherwise provided in the SCP), payable for the remainder of their lives (or, if elected by a participant, a reduced benefit is payable for the remainder of the participant’s life and any surviving spouse’s life) and in no event less than 10 years under the death benefit feature; (ii) disability benefits payable for the period of any total disability; and (iii) death benefits payable to the designated beneficiary of the participant for a period of up to 10 years. Benefits are determined according to one of three formulas contained in the SCP, and the SCP is administered by the Compensation Committee of the Company’s Board of Directors, which has full discretion in choosing participants and the benefit formula applicable to each. The Company’s obligations under the SCP are currently unfunded (although the Company uses insurance instruments to hedge its exposure thereunder). The Company is required to contribute the present value of its obligations thereunder to an irrevocable grantor trust in the event of a change in control as defined in the SCP.  The Company uses a year-end measurement date for the domestic SCP.

The tables presented below set forth the required disclosures in accordance with SFAS No. 132, as revised, and amounts recognized in the consolidated financial statements related to the domestic SCP.

	FISCAL YEAR
	2008	2007
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$16,347	$16,070
Service cost	269	262
Interest cost	950	896
Benefits paid	(1,024)	(1,019)
Actuarial loss (gain)	566	138

Benefit obligation, end of year	$17,108	$16,347

The amounts recognized in the consolidated balance sheets are as follows:

	2008	2007
	(in thousands)
Current liabilities	$1,024	$1,051
Non-current liabilities	16,084	15,296
	$17,108	$16,347

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	2008	2007
	(in thousands)
Unrecognized actuarial loss	$3,001	$3,075
Unrecognized transition asset	395	570
Unamortized prior service cost	159	203
	$3,555	$3,848

The accumulated benefit obligation related to the SCP was $14.6 million and $14.2 million as of December 28, 2008, and December 30, 2007, respectively.  The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets.  The Company uses insurance instruments to hedge its exposure under the SCP.

	2008	2007	2006
	(in thousands, except for weighted average assumptions)
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.0%	5.75%	5.5%
Rate of compensation	4.0%	4.0%	4.0%

Weighted average assumptions used to determine benefit obligations
Discount rate	6.0%	6.0%	5.75%
Rate of compensation	4.0%	4.0%	4.0%

Components of net periodic benefit cost
Service cost	$268	$262	$267
Interest cost	950	896	849
Amortization of transition obligation	563	554	588

Net periodic benefit cost	$1,781	$1,712	$1,704

The changes in other comprehensive income during 2008 related to this Plan were approximately $0.2 million, comprised of actuarial loss of $0.5 million, amortization of transition obligation of $0.2 million and amortization of loss of $0.3 million.

For 2009, the Company estimates that approximately $0.5 million of expenses related to the amortization of unrecognized items will be included in net periodic benefit cost for the SCP.

During 2008, the Company contributed $1.0 million in the form of direct benefit payments for its domestic SCP.  It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)
2009	$1,024
2010	1,024
2011	1,024
2012	1,024
2013	1,024
2014-2018	5,390

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Clarification of Adoption of SFAS No. 158 with Regard to the Company’s Defined Benefit Plans

In 2006, upon the adoption of SFAS No. 158, the Company recorded the impact of the standard in its entirety in Other Comprehensive Income, an amount, after tax, of $19.4 million.  During 2007, additional guidance was issued as it relates to the adoption of SFAS No. 158, and it was clarified that the impact of the initial adoption would not be included in Other Comprehensive Income, but rather would be a direct adjustment to Accumulated Other Comprehensive Income.  As a result of this guidance, the Consolidated Statement of Comprehensive Income (Loss) for 2007 has been adjusted to show the impact only under previous pension accounting guidance (an amount of approximately $8.0 million).

SALE OF FABRICS BUSINESS

In the second quarter of 2007, the Company entered into an agreement to sell its Fabrics Group business segment to a third party.  The sale was completed in the third quarter of 2007.  The purchase price for the business segment was $67.2 million, after working capital and certain other adjustments.  Of this $67.2 million, $6.5 million represents deferred compensation which would be remitted to the Company upon the achievement of certain performance criteria by the disposed segment over the 18 months following the sale.  In the third quarter of 2008, the Company determined that the receipt of the deferred amount was less than probable and therefore incurred an after-tax charge of $4.2 million related to a full reserve against the deferred amount.  As described in the notes entitled “Discontinued Operations” and “Impairment of Goodwill,” the Company incurred impairment charges of approximately $61.9 million during the first six months of 2007 to reduce the carrying value of the business segment to fair value as represented by the purchase price.  In the second and third quarters of 2007, the Company incurred approximately $12.4 million of direct costs to sell the business segment.  The major classes of assets and liabilities related to the business segment at disposition were accounts receivable of $15.2 million, inventory of $32.7 million, property, plant and equipment of $36.5 million, and accounts payable and accruals of $11.4 million.

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

IMPAIRMENT OF GOODWILL

During the fourth quarters of 2008, 2007 and 2006, the Company performed the annual goodwill impairment test required by SFAS No. 142. The Company performs this test at the reporting unit level, which is one level below the segment level for the modular carpet segment and at the level of the Bentley Prince Street segment.  In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed.  In preparing the valuations, past, present and future expectations of performance were considered.  In the fourth quarter of 2008, a goodwill impairment of $61.2 million related to the Bentley Prince Street reporting unit was identified due largely to the following factors:

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
The significant decline in the reporting unit performance, primarily in the last three months of 2008.  This decline also was reflected in the forward projections of the reporting unit’s budgeting process.  The projections showed a decline in both sales and operating income over the reporting unit’s three-year budgeting process.  These declines impacted the value of the reporting unit from an income valuation approach.  The declines in projections are primarily related to the global economic crisis and its impact on the broadloom carpet market.

•
An increase in the discount rate used to create the present value of future expected cash flows.  This increase from approximately 12% to 16% is more reflective of the Company’s current market capitalization and risk premiums on a reporting unit level, which impacted the value of the reporting unit using an income valuation approach.

•
A decrease in the market multiple factors used for the market valuation approach.  This decrease is reflective of the general market conditions regarding current market activities and market valuation guidelines.

The Company’s other reporting units maintained fair values in excess of their respective carrying values as of the fourth quarter of 2008, and therefore no impairment was indicated during their testing.  As of December 28, 2008 (after giving effect to the goodwill impairment charge related to the Bentley Prince Street business segment), if the Company’s estimates of the fair values of its reporting units were 10% lower, the Company believes no additional goodwill impairment would have existed.

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

SEGMENT INFORMATION

Based on the quantitative thresholds specified in SFAS No. 131, the Company has determined that it has three reportable segments:  (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses, and (3) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products.  The majority of the operations of the Specialty Products segment were sold in March 2007.  In July 2007, the Company completed the sale of its former Fabrics Group business segment.  Accordingly, the Company has included the operations of the former Fabrics Group business segment in discontinued operations.  The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provided carpet installation and maintenance services in the United States, is also reported as discontinued operations in the accompanying Consolidated Statements of Operations.  The Company’s InterfaceServices business continues to provide “turnkey” project management solutions to its customers.  The Company aggregates the InterfaceServices business into the modular carpet segment based on the similar class of customer and the similar methods used to provide the products and services.  InterfaceServices does not meet the quantitative thresholds to be presented as a separate operating segment.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accounting policies of the operating segments are the same as those described in the Note entitled “Summary of Significant Accounting Policies.” Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net sales, where intercompany sales have been eliminated. Intersegment sales are accounted for at fair value as if sales were to third parties.  Intersegment sales are not material.  The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. Assets not identifiable to an individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, intangible assets and intercompany amounts, which are eliminated in consolidation.

SEGMENT DISCLOSURES

Summary information by segment follows:

	MODULAR CARPET	BENTLEY PRINCE STREET	SPECIALTY PRODUCTS	TOTAL
2008	(in thousands)
Net sales	$946,816	$135,528	$--	$1,082,344
Depreciation and amortization	15,591	2,396	--	17,987
Operating income	109,299	(61,379)	--	47,920
Total assets	501,524	68,389	--	569,913

2007
Net sales	$930,717	$148,364	$2,192	$1,081,273
Depreciation and amortization	14,597	1,891	12	16,500
Operating income	133,657	5,593	(1,733)	137,517
Total assets	541,254	129,261	--	670,515

2006
Net sales	$763,659	$137,920	$13,080	$914,659
Depreciation and amortization	15,669	1,816	87	17,572
Operating income	98,244	5,931	364	104,539

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts are as follows:

	FISCAL YEAR
	2008	2007	2006
	(in thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$17,987	$16,500	$17,572
Corporate depreciation and amortization	5,677	5,987	4,178

Reported depreciation and amortization	$23,664	$22,487	$21,750

OPERATING INCOME
Total segment operating income	$47,920	$137,517	$104,539
Corporate expenses and eliminations	(6,261)	(8,126)	(4,918)

Reported operating income	$41,659	$129,391	$99,621

ASSETS
Total segment assets	$569,913	$670,515
Discontinued operations	3,150	4,792
Corporate assets and eliminations	132,972	159,925

Reported total assets	$706,035	$835,232

ENTERPRISE-WIDE DISCLOSURES

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries.  No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended December 28, 2008.  Sales in foreign markets in 2008, 2007 and 2006 were 52.5%, 51.5% and 48.1%, respectively, of total net sales.  These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America.  With the exception of the United States and the United Kingdom, no one country represented more than 10% of the Company’s net sales.  Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	FISCAL YEAR
	2008	2007	2006
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$506,994	$524,542	$473,295
United Kingdom	146,959	159,061	125,689
Other foreign countries	428,391	397,670	315,675

Net sales	$1,082,344	$1,081,273	$914,659

LONG-LIVED ASSETS(2)
United States	$85,482	$82,362
United Kingdom	21,487	30,677
Netherlands	19,832	20,123
Other foreign countries	33,916	28,712

Total long-lived assets	$160,717	$161,874

(1) Revenue attributed to geographic areas is based on the location of the customer.

(2) Long-lived assets include tangible assets physically located in foreign countries.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUBSEQUENT EVENT

In February 2009, the Company adopted a new restructuring plan.  This new plan primarily consists of a further reduction in the Company's worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for its products.  In connection with the new plan, the Company expects to report a pre-tax restructuring charge in the first quarter of 2009 in the range of $5.5 million to $6.5 million, comprised of $4.5 million to $5.5 million of employee severance expense and $1.0 million to $1.5 million of other exit costs, including lease and other termination costs.  Approximately $5.5 million to $6.0 million of the restructuring charge will involve future cash expenditures, primarily severance expense.  The new restructuring plan is expected to be completed in the first quarter of 2009, and is expected to yield annualized cost savings of approximately $17 million.

QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

The following tables set forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Class A Common Stock. The prices represent the reported high and low sale prices during the period presented.

	FISCAL YEAR 2008
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER(1)	FOURTH QUARTER(2)
	(in thousands, except per share data)
Net sales	$261,736	$295,005	$278,423	$247,180
Gross profit	94,266	105,293	94,917	77,569
Income (loss) from continuing operations	14,122	15,876	13,584	(79,301)
Loss from discontinued operations	--	--	(5,154)	--
Net income (loss)	14,122	15,876	8,430	(79,301)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.23	$0.26	$0.22	$(1.29)
Loss from discontinued operations	--	--	(0.08)	--
Loss on disposal of discontinued operations	--	--	--	--
Net income (loss)	0.23	0.26	0.14	(1.29)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.23	$0.26	$0.22	$(1.29)
Loss from discontinued operations	--	--	(0.08)	--
Loss on disposal of discontinued operations	--	--	--	--
Net income (loss)	0.23	0.26	0.14	(1.29)

Share prices
High	$15.00	$18.00	$13.85	$11.80
Low	12.10	13.11	11.04	3.63

(1)
In the third quarter of 2008, the Company recorded an after-tax write-off of $4.2 million for the deferred purchase price related to the 2007 sale of its Fabrics Group business segment, as well as $1.0 million of after-tax write-downs of other assets related to discontinued operations.

(2)
In the fourth quarter of 2008, the Company recorded a charge for impairment of goodwill of $61.2 million related to its Bentley Prince Street business segment, and a restructuring charge of approximately $11 million.

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	FISCAL YEAR 2007
	FIRST QUARTER(1)	SECOND QUARTER(2) (3)	THIRD QUARTER(3)	FOURTH QUARTER
	(in thousands, except per share data)
Net sales	$243,492	$264,962	$279,471	$293,348
Gross profit	83,228	92,225	97,929	104,140
Income from continuing operations	9,069	13,323	15,206	20,250
Loss from discontinued operations	(49,685)	(12,325)	(6,650)	--
Net income (loss)	(40,616)	998	8,556	20,250

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.15	$0.22	$0.25	$0.33
Loss from discontinued operations	(0.83)	(0.20)	(0.11)	--
Loss on disposal of discontinued operations	--	--	--	--
Net income (loss)	(0.68)	0.02	0.14	0.33

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$0.22	$0.25	$0.33
Loss from discontinued operations	(0.81)	(0.20)	(0.11)	--
Loss on disposal of discontinued operations	--	--	--	--
Net income (loss)	(0.66)	0.02	0.14	0.33

Share prices
High	$17.10	$19.46	$20.55	$20.00
Low	14.26	15.88	16.67	15.90

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

STATEMENT OF OPERATIONS FOR YEAR 2008

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$632,566	$564,008	$--	$(114,230)	$1,082,344
Cost of sales	464,450	360,079	--	(114,230)	710,299

Gross profit on sales	168,116	203,929	--	--	372,045
Selling, general and administrative expenses	107,696	121,561	28,941	--	258,198
Impairment of goodwill	61,213	--	--	--	61,213
Restructuring charge	7,482	3,348	145	--	10,975

Operating income (loss)	(8,275)	79,020	(29,086)	--	41,659

Interest/Other expense	16,406	16,624	1,308	--	34,338
Income (loss) before taxes on income and equity in income of subsidiaries	(24,681)	62,396	(30,394)	--	7,321
Income tax expense (benefit)	12,594	21,386	9,060	--	43,040
Equity in income (loss) of subsidiaries	--	--	(1,419)	1,419	--

Income (loss) from continuing operations	(37,275)	41,010	(40,873)	1,419	(35,719)
Income (loss) on discontinued operations, net of tax	(5,154)	--	--	--	(5,154)

Loss on disposal of discontinued operations, net of tax	--	--	--	--	--

Net income (loss)	$(42,429)	$41,010	$(40,873)	$1,419	$(40,873)

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF OPERATIONS FOR YEAR 2007

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$643,887	$549,795	$--	$(112,409)	$1,081,273
Cost of sales	471,738	344,422	--	(112,409)	703,751

Gross profit on sales	172,149	205,373	--	--	377,522
Selling, general and administrative expenses	101,594	115,254	29,410	--	246,258
Loss on disposal – Pandel, Inc.	1,873	--	--	--	1,873

Operating income (loss)	68,682	90,119	(29,410)	--	129,391

Interest/Other expense	11,603	10,817	13,541	--	35,961
Income (loss) before taxes on income and equity in income of subsidiaries	57,079	79,302	(42,951)	--	93,430
Income tax expense (benefit)	26,534	25,364	(16,316)	--	35,582
Equity in income (loss) of subsidiaries	--	--	15,823	(15,823)	--

Income (loss) from continuing operations	30,545	53,938	(10,812)	(15,823)	57,848
Income (loss) on discontinued operations, net of tax	(68,660)	--	--	--	(68,660)

Loss on disposal of discontinued operations, net of tax	--	--	--	--	--

Net income (loss)	$(38,115)	$53,938	$(10,812)	$(15,823)	$(10,812)

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF OPERATIONS FOR YEAR 2006

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$806,477	$448,744	$--	$(340,562)	$914,659
Cost of sales	652,173	291,940	--	(340,562)	603,551

Gross profit on sales	154,304	156,804	--	--	311,108
Selling, general and administrative expenses	94,003	92,855	24,629	--	211,487
Impairment of goodwill	--	--	--	--	--
Restructuring charge	--	--	--	--	--

Operating income (loss)	60,301	63,949	(24,629)	--	99,621

Interest/Other expense	24,229	9,181	9,792	--	43,202
Income (loss) before taxes on income and equity in income of subsidiaries	36,072	54,768	(34,421)	--	56,419
Income tax expense (benefit)	13,805	17,666	(10,859)	--	20,612
Equity in income (loss) of subsidiaries	--	--	33,554	(33,554)	--

Income (loss) from continuing operations	22,267	37,102	9,992	(33,554)	35,807
Income (loss) on discontinued operations, net of tax	(2,698)	(21,394)	--	--	(24,092)

Loss on disposal of discontinued operations, net of tax	--	(1,723)	--	--	(1,723)

Net income (loss)	$19,569	$13,985	$9,992	$(33,554)	$9,992

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET AS OF DECEMBER 28, 2008

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$782	$26,465	$44,510	$--	$71,757
Accounts receivable	59,997	83,177	1,609	--	144,783
Inventories	73,475	55,448	--	--	128,923
Prepaids and deferred income taxes	6,637	14,537	6,168	--	27,342
Assets of business held for sale	--	3,150	--	--	3,150

Total current assets	140,891	182,777	52,287	--	375,955
Property and equipment, less accumulated depreciation	79,328	75,878	5,511	--	160,717
Investments in subsidiaries	259,049	177,992	31,247	(468,288)	--
Goodwill	6,954	71,535	--	--	78,489
Other assets	7,614	11,607	71,653	--	90,874

Total assets	$493,836	$519,789	$160,698	$(468,288)	$706,035
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$53,939	$81,330	$19,363	$--	$154,632
Long-term debt, less current maturities	--	--	--	--	--
Senior notes and senior subordinated notes	--	--	287,588	--	287,588
Deferred income taxes	1,615	9,813	(3,922)	--	7,506
Other	2,751	8,821	27,300	--	38,872

Total liabilities	58,305	99,964	330,329	--	488,598

Minority interests	--	7,941	--	--	7,941

Shareholders’ equity
Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,316	(196,344)	6,316
Additional paid-in capital	191,411	12,525	339,776	(203,936)	339,776
Retained earnings (deficit)	93,458	357,031	(505,988)	(10,117)	(65,616)
Foreign currency translation adjustment	(1,374)	(34,656)	(6,180)	--	(42,210)
Pension liability	--	(25,215)	(3,555)	--	(28,770)

Total shareholders’ equity	435,531	411,884	(169,631)	(468,288)	209,496

	$493,836	$519,789	$160,698	$(468,288)	$706,035

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET AS OF DECEMBER 30, 2007

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,194	$34,998	$46,183	$--	$82,375
Accounts receivable	73,992	101,136	3,497	--	178,625
Inventories	62,351	63,438	--	--	125,789
Prepaids and deferred income taxes	5,427	13,689	5,732	--	24,848
Assets of business held for sale	86	4,706	--	--	4,792

Total current assets	143,050	217,967	55,412	--	416,429
Property and equipment, less accumulated depreciation	76,293	79,302	6,279	--	161,874
Investments in subsidiaries	254,795	149,661	55,812	(460,268)	--
Goodwill	68,168	74,303	--	--	142,471
Other assets	6,983	13,439	94,036	--	114,458

	$549,289	$534,672	$211,539	$(460,268)	$835,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$61,929	$93,536	$22,386	$--	$177,851
Long-term debt, less current maturities	--	--	--	--	--
Senior notes and senior subordinated notes	--	--	310,000	--	310,000
Deferred income taxes	1,614	11,347	(5,548)	--	7,413
Other	3,813	10,177	24,862	--	38,852

Total liabilities	67,356	115,060	351,700	--	534,116

Minority interests	--	6,974	--	--	6,974

Shareholders’ equity
Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,184	(196,344)	6,184
Additional paid-in capital	191,411	12,525	332,650	(203,936)	332,650
Retained earnings	139,380	317,379	(469,821)	(2,097)	(15,159)
Foreign currency translation adjustment	(894)	8,126	(5,962)	--	1,270
Pension liability	--	(27,591)	(3,212)	--	(30,803)

Total shareholders’ equity	481,933	412,638	(140,161)	(460,268)	294,142

	$549,289	$534,672	$211,539	$(460,268)	$835,232

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2008

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$20,961	$49,982	$(15,847)	$--	$55,096

Cash flows from investing activities:
Purchase of plant and equipment	(14,172)	(17,113)	(575)	2,560	(29,300)
Other	(1,673)	(366)	(2,119)	--	(4,158)
Cash used in discontinued operations	--	--	--	--	--

Net cash provided by (used for) investing activities	(15,845)	(17,479)	(2,694)	2,560	(33,458)

Cash flows from financing activities:
Repurchase of senior notes	--	--	(22,412)	--	(22,412)
Proceeds from issuance of common stock	--	--	1,479	--	1,479
Dividends paid	--	--	(7,562)	--	(7,562)
Other	(5,528)	(37,275)	45,363	(2,560)	--

Net cash provided by (used for) financing activities	(5,528)	(37,275)	16,868	(2,560)	(28,495)

Effect of exchange rate changes on cash	--	(3,761)	--	--	(3,761)

Net increase (decrease) in cash	(412)	(8,533)	(1,673)	--	(10,618)
Cash, at beginning of year	1,194	34,998	46,183	--	82,375

Cash, at end of year	$782	$26,465	$44,510	$--	$71,757

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2007

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$(26,396)	$11,882	$80,222	$--	$65,708

Cash flows from investing activities:
Purchase of plant and equipment	(26,848)	(13,064)	(680)	--	(40,592)
Cash proceeds from sale of Fabrics business segment	60,732	--	--	--	60,732
Other	--	--	(7,014)	--	(7,014)
Cash used in discontinued operations	(6,950)	--	--	--	(6,950)

Net cash provided by (used for) investing activities	26,934	(13,064)	(7,694)	--	6,176

Cash flows from financing activities:
Repurchase of senior notes	--	--	(101,365)	--	(101,365)
Proceeds from issuance of common stock	--	--	4,569	--	4,569
Dividends paid	--	--	(4,919)	--	(4,919)
Other	--	--	--	--	--

Net cash provided by (used for) financing activities	--	--	(101,715)	--	(101,715)

Effect of exchange rate changes on cash	--	3,049	--	--	3,049

Net increase (decrease) in cash	538	1,867	(29,187)	--	(26,782)
Cash, at beginning of year	656	33,131	75,370	--	109,157

Cash, at end of year	$1,194	$34,998	$46,183	$--	$82,375

INTERFACE, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2006

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$28,313	$(18,696)	$23,472	$--	$33,089

Cash flows from investing activities:
Purchase of plant and equipment	(18,043)	(9,025)	(1,472)	--	(28,540)
Cash proceeds from sale of discontinued operations	--	28,837	--	--	28,837
Other	(650)	45	(6,794)	--	(7,399)
Cash used in discontinued operations	(5,458)	--	--	--	(5,458)

Net cash provided by (used for) investing activities	(24,151)	19,857	(8,266)	--	(12,560)

Cash flows from financing activities:
Net borrowings	--	--	(46,634)	--	(46,634)
Proceeds from issuance of common stock	--	--	86,413	--	86,413
Debt issuance cost	--	--	(777)	--	(777)
Other	--	--	--	--	--

Net cash provided by (used for) financing activities	--	--	39,002	--	39,002

Effect of exchange rate changes on cash	(41)	2,392	--	--	2,351

Net increase (decrease) in cash	4,121	3,553	54,208	--	61,882
Cash, at beginning of year	(3,465)	29,578	21,162	--	47,275

Cash, at end of year	$656	$33,131	$75,370	$--	$109,157

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. as of December 28, 2008 and December 30, 2007 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three years in the period ended December 28, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc. at December 28, 2008 and December 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the footnote entitled “Recent Accounting Pronouncements”, the Company changed its method of accounting for deferred compensation aspects of endorsement split-dollar life insurance arrangements in 2008 due to the adoption of Emerging Issues Task Force Issue Number 06-04.  As discussed in the footnote entitled “Taxes on Income”, the Company changed its method of accounting for uncertain income tax positions in 2007 due to the adoption of Financial Interpretation Number 48.  As discussed in the footnote entitled “Recent Accounting Pronouncements”, the Company changed its method of accounting for defined benefit pension and other postretirement plans in 2006 due to the adoption of Statement of Financial Accounting Standard No. 158.  As discussed in the footnote entitled “Recent Accounting Pronouncements”, the Company changed its method of accounting for cumulative unadjusted misstatements in 2006 due to the adoption of Staff Accounting Bulletin No. 108.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia

We have audited Interface Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Interface, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Interface, Inc. as of December 28, 2008 and December 30, 2007 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three years in the period ended December 28, 2008 and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
February 24, 2009

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  Based on that assessment, management believes that, as of December 28, 2008, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting.  This report appears on page 90.

ITEM 9B.  OTHER INFORMATION

None
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2008 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

We have adopted the “Interface Code of Business Conduct and Ethics” (the “Code”) which applies to all of our employees, officers and directors, including the Chief Executive Officer and Chief Financial Officer.  The Code may be viewed on our website at www.interfaceglobal.com.  Changes to the Code will be posted on our website.  Any waiver of the Code for executive officers or directors may be made only by our Board of Directors and will be disclosed to the extent required by law or Nasdaq rules on our website or in a filing on Form 8-K.

ITEM 11.                      EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2008 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2008 fiscal year, is incorporated herein by reference.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2008 fiscal year, is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2008 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income (Loss) — years ended December 28, 2008, December 30, 2007 and December 31, 2006

Consolidated Balance Sheets — December 28, 2008 and December 30, 2007

Consolidated Statements of Cash Flows — years ended December 28, 2008, December 30, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

2. Financial Statement Schedule

The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries and related Report of Independent Registered Public Accounting Firm are included as part of this Report (see pages 97-99):

Report of Independent Registered Public Accounting Firm

Schedule II — Valuation and Qualifying Accounts and Reserves

3. Exhibits

The following exhibits are included as part of this Report:

Exhibit Number		Description of Exhibit
3.1	—
Restated Articles of Incorporation dated as of March 17, 2008 (included as Exhibit 3.1 to the Company’s current report on Form 8-K dated March 17, 2008 and filed on March 17, 2008, previously filed with the Commission and incorporated herein by reference).

3.2	—
Bylaws, as amended and restated (included as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, previously filed with the Commission and incorporated herein by reference).

4.1	—	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of Common Stock of the Company.
4.2	—
Rights Agreement dated March 7, 2008 and effective as of March 17, 2008 between the Company and Computershare Trust Company, N.A. (included as Exhibit 4.1 to the Company’s current report on Form 8-K dated March 7, 2008 and filed on March 7, 2008, previously filed with the Commission and incorporated herein by reference).

4.3	—
Indenture governing the Company’s 10.375% Senior Notes due 2010, among the Company, certain U.S. subsidiaries of the Company, as Guarantors, and First Union National Bank, as Trustee (the “2002 Indenture”) (included as Exhibit 4.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2001 (the “2001 10-K”), previously filed with the Commission and incorporated herein by reference); Supplemental Indenture related to the 2002 Indenture, dated as of December 31, 2002 (included as Exhibit 4.5 to the Company’s annual report on Form 10-K for the year ended December 29, 2002 (the “2002 10-K”), previously filed with the Commission and incorporated herein by reference); Second Supplemental Indenture related to the 2002 Indenture, dated as of June 18, 2003 (included as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003 (the “2003 Second Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); and Third Supplemental Indenture related to the 2002 Indenture, dated as of January 10, 2005 (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated February 15, 2005 and filed on February 16, 2005, previously filed with the Commission and incorporated herein by reference).

4.4	—
Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2014, dated as of February 4, 2004, among the Company, certain U.S. subsidiaries of the Company, as guarantors, and SunTrust Bank, as Trustee (the “2004 Indenture”) (included as Exhibit 4.6 to the Company’s annual report on Form 10-K for the year ended December 28, 2003 (the “2003 10-K”), previously filed with the Commission and incorporated herein by reference); and First Supplemental Indenture related to the 2004 Indenture, dated as of January 10, 2005 (included as Exhibit 99.3 to the Company’s current report on Form 8-K dated February 15, 2005 and filed on February 16, 2005, previously filed with the Commission and incorporated herein by reference).

10.1	—
Salary Continuation Plan, dated May 7, 1982 (included as Exhibit 10.20 to the Company’s registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

10.2	—
Salary Continuation Agreement, dated as of October 1, 2002, between the Company and Ray C. Anderson (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 (the “2002 Third Quarter 10-Q”), previously filed with the Commission and incorporated herein by reference); and Amendment thereto dated September 29, 2006 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated September 29, 2006 and filed on October 2, 2006, previously filed with the Commission and incorporated herein by reference).*

10.3	—
Form of Salary Continuation Agreement, dated as of January 1, 2008 (as used for Daniel T. Hendrix, Raymond S. Willoch and John R. Wells) (included as Exhibit 99.5 to the Company’s current report on Form 8-K dated January 2, 2008 and filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.4	—
Interface, Inc. Omnibus Stock Incentive Plan (as amended and restated effective February 22, 2006) (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated May 18, 2006 and filed on May 23, 2006, previously filed with the Commission and incorporated herein by reference); Forms of Restricted Stock Agreement, as used for directors, executive officers and other key employees/consultants (included as Exhibits 99.1, 99.2 and 99.3, respectively, to the Company’s current report on Form 8-K dated January 10, 2005 and filed on January 14, 2005, previously filed with the Commission and incorporated herein by reference); and Form of Restricted Stock Agreement, as used for executive officers (included as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2007, previously filed with the Commission and incorporated herein by reference).*

10.5	—
Interface, Inc. Executive Bonus Plan, adopted on February 18, 2004 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated December 15, 2004 and filed on March 2, 2005, previously filed with the Commission and incorporated herein by reference).*

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
Interface, Inc. Nonqualified Savings Plan II, dated as of January 1, 2005 (included as Exhibit 4 to the Company’s registration statement on Form S-8 dated November 29, 2004, File No. 333-120813, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 28, 2005 (included as Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended January 1, 2006 (the “2005 10-K”), previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 20, 2006 (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated January 8, 2008 and filed on January 14, 2008, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto, dated January 8, 2008 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated January 8, 2008 and filed on January 14, 2008, previously filed with the Commission and incorporated herein by reference).*

10.8	—
Amended and Restated Employment and Change in Control Agreement of Ray C. Anderson dated July 23, 2008 (included as Exhibit 99.1 to the Company current report on Form 8-K dated July 23, 2008 and filed on July 29, 2008, previously filed with the Commission and incorporated herein by reference).*

10.9	—
Amended and Restated Employment and Change in Control Agreement of Daniel T. Hendrix dated January 1, 2008 (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated January 2, 2008 and filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.10	—
Amended and Restated Employment and Change in Control Agreement of Patrick C. Lynch dated January 1, 2008 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated January 2, 2008 and filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.11	—
Amended and Restated Employment and Change in Control Agreement of John R. Wells dated January 1, 2008 (included as Exhibit 99.3 to the Company’s current report on Form 8-K dated January 2, 2008 and filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.12	—
Amended and Restated Employment and Change in Control Agreement of Raymond S. Willoch dated January 1, 2008 (included as Exhibit 99.4 to the Company’s current report on Form 8-K dated January 2, 2008 and filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.13	—
UK Service Agreement between Interface Europe, Ltd. and Lindsey Kenneth Parnell dated March 13, 2007 (included as Exhibit 10.12 to the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”), previously filed with the Commission and incorporated herein by reference).*

10.14	—
Overseas Service Agreement between Interface Europe, Ltd. and Lindsey Kenneth Parnell dated March 13, 2007 (included as Exhibit 10.13 to the 2006 10-K, previously filed with the Commission and incorporated herein by reference).*

10.15	—
Sixth Amended and Restated Credit Agreement, dated as of June 30, 2006, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, Wachovia Bank, National Association, Bank of America, N.A. and General Electric Capital Corporation (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated June 30, 2006 and filed on July 7, 2006, previously filed with the Commission and incorporated herein by reference); and First Amendment thereto, dated January 1, 2008 (included as Exhibit 99.1 to the Company’s current report Form 8-K dated January 1, 2008 and filed on January 4, 2008, previously filed with the Commission and incorporated herein by reference).

10.16	—
Split Dollar Agreement, dated September 11, 2006, between the Company, Ray C. Anderson and Mary Anne Anderson Lanier, as Trustee of the Ray C. Anderson Family Trust (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated September 11, 2006 and filed on September 15, 2006, previously filed with the Commission and incorporated herein by reference).*

10.17	—
Split Dollar Insurance Agreement, dated February 21, 1997, between the Company and Daniel T. Hendrix (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 4, 1998, previously filed with the Commission and incorporated herein by reference); and Amendment thereto, dated December 29, 2008 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated December 29, 2008 and filed on January 2, 2009, previously filed with the Commission and incorporated herein by reference).*

10.18	—
Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated November 29, 2005 and filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.19	—
Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix, John R. Wells, Patrick C. Lynch, Raymond S. Willoch and Lindsey K. Parnell) (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated November 29, 2005 and filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.20	—
Interface, Inc. Long-Term Care Insurance Plan and related Summary Plan Description (included as Exhibit 99.2 to the Company’s current report on Form 8-K dated December 14, 2005 and filed on December 20, 2005, previously filed with the Commission and incorporated herein by reference).*

10.21	—
Credit Agreement, executed on March 9, 2007, among Interface Europe B.V. (and certain of its subsidiaries) and ABN AMRO Bank N.V. (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated March 7, 2007 and filed on March 13, 2007, previously filed with the Commission and incorporated herein by reference).

21	—	Subsidiaries of the Company.
23	—	Consent of BDO Seidman, LLP.
24	—	Power of Attorney (see signature page of this Report).
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
32.1	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

32.2	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

__________

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Interface, Inc.
Atlanta, Georgia

The audits referred to in our report to Interface, Inc., dated February 24, 2009, which is contained in Item 8 of this Form 10-K, included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
February 24, 2009

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
December 28, 2008	$8,640	$3,710	$--	$1,206	$11,144
December 30, 2007	6,881	1,917	--	158	8,640
December 31, 2006	5,039	2,247	--	405	6,881
____________

(A) Includes changes in foreign currency exchange rates.

(B) Write off of bad debt.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS (B)	COLUMN D DEDUCTIONS (DESCRIBE) (C)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year Ended:
December 28, 2008	$--	$10,975	$2,559	$1,464	$6,952
December 30, 2007	267	--	--	267	--
December 31, 2006	271	3,260	1,960	1,304	267
____________

(A) Includes changes in foreign currency exchange rates.

(B) Reduction of asset carrying value.

(C) Cash payments.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Reserves for Sales Returns and Allowances:
Year ended:
December 28, 2008	$3,682	$643	$--	$1,588	$2,737
December 30, 2007	2,209	3,018	--	1,545	3,682
December 31, 2006	2,605	1,311	--	1,707	2,209

(A) Includes changes in foreign currency exchange rates.

(B) Represents credits issued and adjustments to reflect actual exposure.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty Reserves :
Year ended:
December 28, 2008	$1,183	$858	$--	$182	$1,859
December 30, 2007	1,502	778	--	1,097	1,183
December 31, 2006	2,045	290	--	833	1,502

(A) Includes changes in foreign currency exchange rates.

(B) Represents costs applied against reserve and adjustments to reflect actual exposure.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Inventory Reserves :
Year ended:
December 28, 2008	$7,736	$3,989	$--	$840	$10,885
December 30, 2007	6,625	3,321	--	2,210	7,736
December 31, 2006	5,831	1,622	--	828	6,625

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

Date: February 25, 2009		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
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

Signature	Capacity	Date

/s/ RAY C. ANDERSON	Chairman of the Board	February 25, 2009
Ray C. Anderson

/s/ DANIEL T. HENDRIX	President, Chief Executive Officer and	February 25, 2009
Daniel T. Hendrix	Director (Principal Executive Officer)

/s/ PATRICK C. LYNCH	Senior Vice President and Chief Financial Officer	February 25, 2009
Patrick C. Lynch	(Principal Financial and Accounting Officer)

/s/ EDWARD C. CALLAWAY	Director	February 25, 2009
Edward C. Callaway

/s/ DIANNE DILLON-RIDGLEY	Director	February 25, 2009
Dianne Dillon-Ridgley

/s/ CARL I. GABLE	Director	February 25, 2009
Carl I. Gable

/s/ JUNE M. HENTON	Director	February 25, 2009
June M. Henton

/s/ CHRISTOPHER G. KENNEDY	Director	February 25, 2009
Christopher G. Kennedy

/s/ K. DAVID KOHLER	Director	February 25, 2009
K. David Kohler

/s/ JAMES B. MILLER, JR.	Director	February 25, 2009
James B. Miller, Jr.

/s/ THOMAS R. OLIVER	Director	February 25, 2009
Thomas R. Oliver

/s/ HAROLD M. PAISNER	Director	February 25, 2009
Harold M. Paisner

EXHIBIT INDEX

Exhibit Number

21	Subsidiaries of the Company.
23	Consent of BDO Seidman, LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
32.1
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

32.2
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.