Form 10-K/A
INTERFACE INC
filed 2009-03-04
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, for the sole purpose of correcting a typographical error contained in the “Backlog” section of Item 1 of Part I – i.e., to correct to “$151.7 million” the amount previously incorrectly shown as “$115.7 million”.  Except for that correcting change and except for restating the exhibits in Item 15 of Part IV for the sole purpose of including new certifications in Exhibits 31 and 32 related hereto, this Amendment does not modify or update the information in the original filing of the Form 10-K or reflect events occurring after the filing of the original Form 10-K.

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

Backlog

Our backlog of unshipped orders (excluding discontinued operations) was approximately $103.1 million at February 15, 2009, compared with approximately $151.7 million at February 17, 2008. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 15, 2009 are expected to be shipped during the succeeding six to nine months.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

21	—	Subsidiaries of the Company.#
23	—	Consent of BDO Seidman, LLP.#
24	—	Power of Attorney (see signature page of this Report).#

31.1(a)	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (as filed with the Form 10-K).#
31.1(b)	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (as filed with the Form 10-K/A).
31.2(a)	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (as filed with the Form 10-K).#
31.2(b)	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (as filed with the Form 10-K/A).
32.1(a)	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (as filed with the Form 10-K).#

32.1(b)	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (as filed with the Form 10-K/A).

32.2(a)	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (as filed with the Form 10-K).#

32.2(b)	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (as filed with the Form 10-K/A).

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

Date: March 3, 2009		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
Daniel T. Hendrix
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number

31.1(b)	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
31.2(b)	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
32.1(b)
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

32.2(b)
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.