Form 10-Q
period 2009-05-13
INTERFACE INC
filed 2009-05-15
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 5, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐   No ☑

Shares outstanding of each of the registrant's classes of common stock at May 8, 2009:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	56,465,832
Class B Common Stock, $.10 par value per share	6,735,612

INTERFACE, INC.

INDEX

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
 (IN THOUSANDS)
	APRIL 5, 2009	DECEMBER 28, 2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$54,888	$71,757
Accounts Receivable, net	113,118	144,783
Inventories	124,811	128,923
Prepaid and Other Expenses	22,321	21,070
Deferred Income Taxes	6,755	6,272
Assets of Business Held for Sale	2,150	3,150
TOTAL CURRENT ASSETS	324,043	375,955

PROPERTY AND EQUIPMENT, less accumulated depreciation	157,891	160,717
DEFERRED TAX ASSET	46,473	42,999
GOODWILL	74,844	78,489
OTHER ASSETS	48,643	47,875
TOTAL ASSETS	$651,894	$706,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$41,811	$52,040
Accrued Expenses	80,455	102,592
Current Portion of Long-Term Debt	141,803	--
TOTAL CURRENT LIABILITIES	264,069	154,632

SENIOR NOTES	--	152,588
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	7,500	7,506
OTHER	37,065	38,872
TOTAL LIABILITIES	443,634	488,598

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	--	--
Common Stock	6,319	6,316
Additional Paid-In Capital	341,076	339,776
Accumulated Deficit	(69,931)	(65,616)
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	(49,193)	(42,210)
Accumulated Other Comprehensive Income – Pension Liability	(27,861)	(28,770)
TOTAL SHAREHOLDERS’ EQUITY – Interface, Inc.	200,410	209,496
Noncontrolling interest in subsidiary	7,850	7,941
TOTAL SHAREHOLDERS’ EQUITY	208,260	217,437
	$651,894	$706,035

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED

	APRIL 5, 2009	MARCH 30, 2008

NET SALES	$199,308	$261,736
Cost of Sales	136,139	167,470

GROSS PROFIT ON SALES	63,169	94,266
Selling, General and Administrative Expenses	54,371	63,295
Restructuring Charge	5,724	--
OPERATING INCOME	3,074	30,971

Interest Expense	7,673	7,828
Other Expense (Income)	(750)	188

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(3,849)	22,955
Income Tax Expense (Benefit)	(476)	8,658

Income (Loss) from Continuing Operations	(3,373)	14,297
Loss from Discontinued Operations, Net of Tax	(650)	--
Loss on Disposal of Discontinued Operations, Net of Tax	--	--
NET INCOME (LOSS)	(4,023)	14,297

Net Income Attributable to Noncontrolling Interests in Subsidiary	(129)	(175)
NET INCOME (LOSS) ATTRIBUTABLE TO INTERFACE, INC.	$(4,152)	$14,122

Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Basic
Continuing Operations	$(0.06)	$0.23
Discontinued Operations	(0.01)	--
Loss on Disposal of Discontinued Operations	--	--
Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Basic	$(0.07)	$0.23

Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Diluted
Continuing Operations	$(0.06)	$0.22
Discontinued Operations	(0.01)	--
Loss on Disposal of Discontinued Operations	--	--
Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Diluted	$(0.07)	$0.22

Common Shares Outstanding – Basic	61,770	62,725
Common Shares Outstanding – Diluted	61,770	63,135

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED

	APRIL 5, 2009	MARCH 30, 2008

Net Income (Loss)	$(4,023)	$14,297
Other Comprehensive Income, Foreign Currency Translation
Adjustment and Pension Liability Adjustment	(7,294)	13,333
Comprehensive Income (Loss)	$(11,317)	$27,630
Comprehensive Loss (Income) Attributable to Noncontrolling Interests in Subsidiary	91	(747)
Comprehensive Income (Loss) Attributable to Interface, Inc.	$(11,226)	$26,883

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 5, 2009	MARCH 30, 2008
OPERATING ACTIVITIES:
Net income (loss)	$(4,023)	$14,297
Loss from discontinued operations	650	--
Income (loss) from continuing operations	(3,373)	14,297
Adjustments to reconcile income (loss) to cash used in operating activities:
Depreciation and amortization	6,248	6,495
Deferred income taxes and other	(4,531)	1,152
Working capital changes:
Accounts receivable	30,143	21,226
Inventories	2,289	(21,000)
Prepaid expenses	(4,320)	(1,665)
Accounts payable and accrued expenses	(27,734)	(33,333)

CASH USED IN OPERATING ACTIVITIES	(1,278)	(12,828)

INVESTING ACTIVITIES:
Capital expenditures	(5,557)	(6,014)
Other	874	(4,194)

CASH USED IN INVESTING ACTIVITIES	(4,683)	(10,208)

FINANCING ACTIVITIES:
Repurchase of senior notes	(10,325)	--
Proceeds from issuance of common stock	--	818
Dividends paid	(162)	(1,888)

CASH USED IN FINANCING ACTIVITIES:	(10,487)	(1,070)

Net cash used in operating, investing and
financing activities	(16,448)	(24,106)
Effect of exchange rate changes on cash	(421)	1,025

CASH AND CASH EQUIVALENTS:
Net change during the period	(16,869)	(23,081)
Balance at beginning of period	71,757	82,375

Balance at end of period	$54,888	$59,294

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year.  The December 28, 2008, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

As described below in Note 8, the Company has sold its Fabrics Group business segment.  The results of operations and related disposal costs, gains and losses for this business are classified as discontinued operations for all periods presented.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	April 5, 2009	December 28, 2008
	(In thousands)
Finished Goods	$69,236	$72,495
Work in Process	21,908	21,610
Raw Materials	33,667	34,818
	$124,811	$128,923

NOTE 3 – EARNINGS (LOSS) PER SHARE

The Company computes basic earnings (loss) per share (“EPS”) attributable to common stockholders by dividing income from continuing operations attributable to common stockholders, income from discontinued operations attributable to common stockholders and net income attributable to common stockholders, by the weighted-average common shares outstanding including participating securities outstanding, during the period as discussed below.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings.

In the first quarter of 2009, the Company adopted FSP EITF No. 03-6-1, which requires the Company to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations when the inclusion of these shares would be dilutive.  As a result, the Company has included all of these outstanding restricted stock awards in our calculation of basic and diluted EPS for the first quarter of 2008.  Because the Company was in a loss from continuing operations position for the first quarter of 2009, these participating securities were not included in the determination of EPS because to do so would be anti-dilutive.  FSP EITF No. 03-6-1 also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed.  Common stock and unvested share-based payment awards earn dividends equally as shown in the table below:

	Three Months Ended
	April 5, 2009	March 30, 2008
Earnings (Loss) Per Share from Continuing Operations

Basic Earnings (Loss) Per Share Attributable to
Common Stockholders:
Distributed Earnings	$--	$0.03
Undistributed Earnings (Loss)	(0.06)	0.20
Total	$(0.06)	$0.23

Diluted Earnings (Loss) Per Share Attributable to
Common Stockholders:
Distributed Earnings	$--	$0.03
Undistributed Earnings (Loss)	(0.06)	0.19
Total	$(0.06)	$0.22

Earnings (Loss) Per Share from Discontinued Operations

Basic and Diluted Earnings (Loss) Per Share Attributable to
Common Stockholders:
Distributed Earnings	$--	$--
Undistributed Earnings (Loss)	(0.01)	--
Total	$(0.01)	$--

Basic Earnings (Loss) Per Share	$(0.07)	$0.23
Diluted Earnings (Loss) Per Share	$(0.07)	$0.22

For the three months ended April 5, 2009 and March 30, 2008 there was no significant amount of income or loss attributable to participating securities from continuing operations, and there was no significant amount of net income or loss attributable to participating securities.  As discussed above, participating securities were not included in the determination of EPS for the three months ended April 5, 2009, as their inclusion would be anti-dilutive.

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	April 5, 2009	March 30, 2008
Shares for Basic Earnings (Loss) Per Share (including participating securities for the three months ended March 30, 2008)	61,770	62,725
Dilutive effect of stock options	--	410
Shares for Diluted Earnings (Loss) Per Share	61,770	63,135

As the Company was in a loss from continuing operations position for the three months ended April 5, 2009, any potential common shares and participating securities would be anti-dilutive and therefore were not included in the calculation.  For the three months ended March 30, 2008, options to purchase 195,000 shares of common stock were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.

NOTE 4 – SEGMENT INFORMATION

Based on the quantitative thresholds specified in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has two reportable segments: (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, and (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses.  The majority of the operations of the Company’s former Specialty Products segment, which included Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products, were sold in 2007.  As a result of this sale, the Company no longer has a Specialty Products segment.  In 2007, the Company also sold its former Fabrics Group business segment (see Note 8 for further information).  Accordingly, the Company has included the operations of the former Fabrics Group segment in discontinued operations.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment.  Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Total
Three Months Ended April 5, 2009
Net sales	$176,452	$22,856	$199,308
Depreciation and amortization	4,581	646	5,227
Operating income (loss)	6,698	(2,986)	3,712

Three Months Ended March 30, 2008
Net sales	$226,073	$35,663	$261,736
Depreciation and amortization	3,593	508	4,101
Operating income	30,866	1,589	32,455

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$5,227	$4,101
Corporate depreciation and amortization	1,021	2,394
Reported depreciation and amortization	$6,248	$6,495

OPERATING INCOME
Total segment operating income	$3,712	$32,455
Corporate expenses and other reconciling amounts	(638)	(1,484)
Reported operating income	$3,074	$30,971

	April 5, 2009	December 28, 2008
ASSETS	(In thousands)
Total segment assets	$538,558	$569,913
Discontinued operations	2,150	3,150
Corporate assets and eliminations	111,186	132,972
Reported total assets	$651,894	$706,035

NOTE 5 – LONG-TERM DEBT

The Company maintains a domestic revolving credit agreement (the “Facility”) that provides a maximum aggregate amount of $100 million of loans and letters of credit available to us at any one time (subject to a borrowing base) with an option for us to increase that maximum aggregate amount to $150 million (upon the satisfaction of certain conditions, and subject to a borrowing base).  The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.  As of April 5, 2009, there were zero borrowings and $9.1 million in letters of credit outstanding under the Facility.  As of April 5, 2009, the Company could have incurred $42.1 million of additional borrowings under the Facility (this amount would have been $49.4 million with the receipt of a landlord lien waiver that we expect to receive for one inventory location).

Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with ABN AMRO Bank N.V. Under this Credit Agreement, ABN AMRO provides a credit facility for borrowings and bank guarantees in varying aggregate amounts over time.  As of April 5, 2009, there were no borrowings outstanding under this facility, and the Company could have incurred €10.0 million (approximately $13.2 million) of additional borrowings under the facility.   Subsequent to the end of the quarter, on April 24, 2009, this facility was amended and restated.  See Note 13 (“Subsequent Event”) for further information.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $9.8 million of lines of credit available.  No amounts were outstanding under these lines of credit as of April 5, 2009.

As of April 5, 2009, the estimated fair values (based on then-current market prices) of the Company's 9.5% Senior Subordinated Notes due 2014 and the 10.375% Senior Notes due 2010 were $95.9 million and $136.1 million, respectively.

NOTE 6 – STOCK-BASED COMPENSATION

 Stock Option Awards

SFAS No. 123R, “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  Under SFAS No. 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. The Company continues to use the Black-Scholes model. SFAS No. 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its stock compensation expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

During the first three months of 2009 and 2008, the Company recognized stock option compensation costs of $0.3 million and $0.1 million, respectively.  The remaining unrecognized compensation cost related to unvested awards at April 5, 2009, approximated $2.1 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first three months of fiscal years 2009 and 2008:

	Three Months Ended April 5, 2009	Three Months Ended March 30, 2008
Risk free interest rate	1.60%	3.90%
Expected life	5.5 years	3.25 years
Expected volatility	61%	61%
Expected dividend yield	2.6%	0.57%

The weighted average grant date fair value of stock options granted during the first three months of fiscal year 2009 was $1.91 per share.

The following table summarizes stock options outstanding as of April 5, 2009, as well as activity during the three months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2008	679,000	$7.43
Granted	1,020,000	4.30
Exercised	--	--
Forfeited or canceled	36,000	6.93
Outstanding at April 5, 2009 (a)	1,663,000	$5.73

Exercisable at April 5, 2009 (b)	573,000	$7.22

(a) At April 5, 2009, the weighted-average remaining contractual life of options outstanding was 7.0 years.
(b) At April 5, 2009, the weighted-average remaining contractual life of options exercisable was 2.4 years.

At April 5, 2009, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $0.1 million and $0.1 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first three months of fiscal years 2009 and 2008 are provided in the following table:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Proceeds from stock options exercised	$--	$818
Intrinsic value of stock options exercised	$--	$1,133

The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

Restricted Stock Awards

During the three months ended April 5, 2009, and March 30, 2008, the Company granted restricted stock awards for 27,000 and 1,012,000 shares, respectively, of Class B common stock.  These awards (or a portion thereof) vest with respect to each recipient over a two to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $0.3 million and $3.9 million for the three months ended April 5, 2009, and March 30, 2008, respectively.  SFAS No. 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of April 5, 2009, and during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2008	1,550,000	$12.70
Granted	27,000	4.31
Vested	149,000	9.13
Forfeited or canceled	--	--
Outstanding at April 5, 2009	1,428,000	$12.97

As of April 5, 2009, the unrecognized total compensation cost related to unvested restricted stock was $10.0 million.  That cost is expected to be recognized by the end of 2012.

The Company recognized a tax benefit of approximately $1.2 million related to restricted stock during the three months ended March 30, 2008.  No significant tax benefit was recognized for the three months ended April 5, 2009.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended April 5, 2009, and March 30, 2008, respectively:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	April 5, 2009	March 30, 2008
	(In thousands)
Service cost	$514	$697
Interest cost	2,478	3,314
Expected return on assets	(2,394)	(3,865)
Amortization of prior service costs	20	--
Recognized net actuarial (gains)/losses	413	364
Net periodic benefit cost	$1,031	$510

	Three Months Ended
Salary Continuation Plan (SCP)	April 5, 2009	March 30, 2008
	(In thousands)
Service cost	$81	$67
Interest cost	271	237
Amortization of transition obligation	55	55
Amortization of prior service cost	12	12
Amortization of (gain)/loss	69	74
Net periodic benefit cost	$488	$445

NOTE 8 – DISCONTINUED OPERATIONS

In 2007, the Company sold its Fabrics Group business segment.  Current and prior periods have been restated to include the results of operations and related disposal costs, gains and losses for this business segment as discontinued operations.  In addition, assets and liabilities of this business segment have been reported in assets and liabilities held for sale for all reported periods.

Summary operating results for the above-described discontinued operations are as follows:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Net sales	$--	$--
Loss on operations before taxes on income	(1,000)	--
Tax benefit	350	--
Loss on operations, net of tax	(650)	--

The loss on operations reflects charges taken to reduce the carrying value of long-lived assets to their approximate fair market value.

Assets and liabilities, including reserves, related to the above-described discontinued operations that were held for sale consist of the following:

	April 5, 2009	December 28, 2008
(In thousands)
Current assets	$--	$--
Property and equipment	2,150	3,150
Other assets	--	--
Current liabilities	--	--
Other liabilities	--	--

NOTE 9 – RESTRUCTURING CHARGES

2008 Restructuring Charge

In the fourth quarter of 2008, the Company committed to a restructuring plan intended to reduce costs across its worldwide operations, and more closely align the Company’s operations with demand levels.  The reduction of the demand levels is primarily a result of the worldwide recession and the associated delays and reductions in the number of construction projects where the Company’s carpet products are used.  The plan primarily consists of ceasing manufacturing operations at its facility in Belleville, Canada, and reducing its worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration.  In connection with the restructuring plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $11.0 million.  The Company records its restructuring accruals under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 112, “Employer’s Accounting for Post-Employment Benefits, an Amendment of FASB Statements No. 5 and 43,” as appropriate.  The restructuring charge is comprised of employee severance expense of $7.8 million, impairment of assets of $2.6 million, and other exit costs of $0.7 million (primarily related to lease exit costs and other closure activities).  Approximately $8.3 million of the restructuring charge will be cash expenditures, primarily severance expense.  Actions and expenses related to this plan were substantially completed in the first quarter of 2009, and the plan is expected to yield annualized cost savings of approximately $30 million.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2008	Costs Incurred in 2009	Balance at April 5, 2009
	(in thousands)
Facilities consolidation	$2,559	$2,559	$--	$--
Workforce reduction	7,751	1,464	2,964	3,323
Other charges	665	--	205	460
	$10,975	$4,023	$3,169	$3,783

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(in thousands)

Total amounts expected to be incurred	$10,710	$120	$145	$10,975
Cumulative amounts incurred to date	6,967	120	105	7,192
Total amounts incurred in the period	2,944	120	105	3,169

2009 Restructuring Charge

In the first quarter of 2009, the Company adopted a new restructuring plan, primarily comprised of a further reduction in the Company’s worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for its products on a global level.  In connection with the new plan, the Company recorded a pre-tax restructuring charge of $5.7 million, comprised of $4.0 million of employee severance expense and $1.7 million of other exit costs (primarily including costs to exit the Canadian manufacturing facilities, lease exit costs and other costs).  Approximately $5.2 million of the restructuring charge will involve future cash expenditures, primarily severance expense.  Actions and expenses related to this plan were substantially completed in the first quarter of 2009, and the plan is expected to yield annualized cost savings of approximately $17 million.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2009	Balance at April 5, 2009
	(in thousands)
Facilities consolidation	$970	$573	$397
Workforce reduction	3,970	629	3,341
Other charges	784	76	708
	$5,724	$1,278	$4,446

The table below details these restructuring activities undertaken in 2009 by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(in thousands)

Total amounts expected to be incurred	$5,309	$415	$--	$5,724
Cumulative amounts incurred to date	1,167	111	--	1,278
Total amounts incurred in the period	1,167	111	--	1,278

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $15.8 million for both of the three month periods ended April 5, 2009, and March 30, 2008, respectively.  Income tax payments amounted to $5.5 million and $4.7 million for the three months ended April 5, 2009, and March 30, 2008, respectively.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FASB declared that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method under SFAS No. 128, “Earnings Per Share,” when dilutive. FSP EITF 03-6-1 became effective for the Company on December 29, 2008.  The adoption of this standard had the impact of a $0.01 per share reduction of diluted earnings per share for the first quarter of 2008.  See Footnote 3, “Earnings (Loss) Per Share,” for more discussion on the adoption of this standard.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The FASB does not believe this statement will result in a change in current practice. SFAS 162 became effective November 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance, and cash flows.  The effective date is for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements because the Company is not a party to any significant derivative transactions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interest, in consolidated financial statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control.  SFAS No. 160 requires an entity to present minority interests as a component of equity.  Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements.  This standard became effective beginning with the Company’s fiscal year 2009 and interim periods thereof.  The adoption of this standard resulted in a reclassification of $7.9 million of minority interest to equity as of December 28, 2008 and April 5, 2009.  The Company also has adjusted its consolidated condensed statements of operations for the periods presented to reflect the income from the minority interest as a component of net income.  The adjustment resulted in a $0.1 million increase in other income for the three months ended April 5, 2009, and a $0.2 million decrease of other expense in the three months ended March 30, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  SFAS No. 141R requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree.  The statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting.  This standard is effective for the fiscal year beginning after December 15, 2008.  The adoption of this pronouncement did not have any significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  For financial assets subject to fair value measurements, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, the FASB granted a deferral for the application of SFAS No. 157 with regard to non-financial assets until fiscal years beginning after November 15, 2008.  The adoption of the pronouncement for financial assets did not have a material impact on the Company’s consolidated financial statements.  The Company’s annual fair value measurement of its reporting units under step 1 of the SFAS No. 142 goodwill impairment test represents the only significant fair value measurement on a recurring basis for which the Company expects to be impacted by the adoption of SFAS No. 157 with regard to non-financial assets in 2009.  In addition, any fair value measurements related to long-lived asset impairments under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would be subject to the provisions of SFAS No. 157 as well.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

NOTE 12 – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 was effective as of January 1, 2007, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.  On January 1, 2007, the Company adopted the provisions of FIN 48.  As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to the Company’s retained earnings balance as of January 1, 2007.  The Company recognized a $4.6 million increase in its liability for unrecognized tax benefits with a corresponding decrease to the fiscal year 2007 opening balance of retained earnings.  There have been no material changes to the Company’s unrecognized tax benefits during the three months ended April 5, 2009.  As of April 5, 2009, the Company had approximately $7.4 million accrued for unrecognized tax benefits.

NOTE 13 – SUBSEQUENT EVENT

On April 24, 2009, Interface Europe B.V. (our modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries entered into an amended and restated Credit Agreement with ABN AMRO Bank N.V.  Under the Credit Agreement (which replaces the prior credit agreement with ABN AMRO Bank, N.V. executed on March 9, 2007), ABN AMRO provides a credit facility, until further notice, for borrowings and bank guarantees in varying aggregate amounts over time as follows:

Period	Maximum Amount in Euros (in millions)
May 1, 2009 – September 30, 2009	€32
October 1, 2009 – September 30, 2010	26
October 1, 2010 –September 30, 2011	20
October 1, 2011 –September 30, 2012	14
From October 1, 2012	8

Interest on borrowings under the facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum.  Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued.  A facility fee of 0.5% per annum is payable with respect to the facility amount.  The facility is secured by liens on certain real property, personal property and other assets of our principal European subsidiaries.  The facility also includes certain financial covenants (which require the borrowers and their subsidiaries to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability (and the ability of certain of the borrowers’ subsidiaries) to take certain actions.

NOTE 14 – SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 10.375% senior notes due 2010 and its 9.5% senior subordinated notes due 2014.  These guarantees are full and unconditional.  The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 5, 2009

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$119,316	$103,508	$--	$(23,516)	$199,308
Cost of sales	91,421	68,234	--	(23,516)	136,139
Gross profit on sales	27,895	35,274	--	--	63,169
Selling, general and administrative expenses	20,201	29,125	5,045	--	54,371
Restructuring charge	3,460	2,264	--	--	5,724
Operating income (loss)	4,234	3,885	(5,045)	--	3,074
Interest/Other expense	4,184	1,236	1,503	--	6,923
Income (loss) before taxes on income and equity in income of subsidiaries	50	2,649	(6,548)	--	(3,849)
Income tax (benefit) expense	6	302	(784)	--	(476)
Equity in income (loss) of subsidiaries	--	--	1,612	(1,612)	--
Income (loss) from continuing operations	44	2,347	(4,152)	(1,612)	(3,373)
Loss on discontinued operations, net of tax	--	(650)	--	--	(650)
Net income (loss)	44	1,697	(4,152)	(1,612)	(4,023)
Net income attributable to noncontrolling interests	--	(129)	--	--	(129)
Net income (loss) attributable to Interface, Inc.	$44	$1,568	$(4,152)	$(1,612)	$(4,152)

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 5, 2009

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$--	$34,458	$20,430	$--	$54,888
Accounts receivable	47,045	64,048	2,025	--	113,118
Inventories	71,153	53,658	--	--	124,811
Prepaids and deferred income taxes	9,345	14,029	5,702	--	29,076
Assets of business held for sale	--	2,150	--	--	2,150
Total current assets	127,543	168,343	28,157	--	324,043
Property and equipment less accumulated depreciation	80,500	71,993	5,398	--	157,891
Investment in subsidiaries	258,280	183,938	28,624	(470,842)	--
Goodwill	6,954	67,890	--	--	74,844
Other assets	7,962	12,087	75,067	--	95,116
	$481,239	$504,251	$137,246	$(470,842)	$651,894

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities	$43,304	$68,132	$152,633	$--	$264,069
Senior subordinated notes	--	--	135,000	--	135,000
Deferred income taxes	1,614	9,816	(3,930)	--	7,500
Other	2,676	9,078	25,311	--	37,065
Total liabilities	47,594	87,026	309,014	--	443,634

Noncontrolling interest in subsidiary	--	7,850	--	--	7,850
Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,319	(196,344)	6,319
Additional paid-in capital	191,411	12,525	341,076	(203,936)	341,076
Retained earnings (deficit)	91,445	361,316	(511,150)	(11,542)	(69,931)
AOCI - Foreign currency translation adjustment	(1,247)	(42,223)	(4,594)	(1,129)	(49,193)
AOCI - Pension liability	--	(24,442)	(3,419)	--	(27,861)
	$481,239	$504,251	$137,246	$(470,842)	$651,894

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS
ENDED APRIL 5, 2009

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$1,840	$10,644	$(16,455)	$2,693	$(1,278)
Cash flows from investing activities:
Purchase of plant and equipment	(3,048)	(2,308)	(201)	--	(5,557)
Other	(422)	2,199	(903)	--	874
Net cash provided by (used for) investing activities	(3,470)	(109)	(1,104)	--	(4,683)
Cash flows from financing activities:
Net borrowings	--	--	--	--	--
Repurchase of senior notes	--	--	(10,325)	--	(10,325)
Proceeds from issuance of common stock	--	--	--	--	--
Other	848	(2,075)	3,966	(2,739)	--
Dividends paid	--	(46)	(162)	46	(162)
Net cash provided by (used for) financing activities	848	(2,121)	(6,521)	(2,693)	(10,487)
Effect of exchange rate change on cash	--	(421)	--	--	(421)
Net increase (decrease) in cash	(782)	7,993	(24,080)	--	(16,869)
Cash at beginning of period	782	26,465	44,510	--	71,757
Cash at end of period	$--	$34,458	$20,430	$--	$54,888

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, under Item 7 of that Form 10-K.  Our discussions here focus on our results during the quarter ended, or as of, April 5, 2009, and the comparable period of 2008 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time.  These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Restructuring Charges

2008 Restructuring Charge

In the fourth quarter of 2008, we committed to a restructuring plan intended to reduce costs across our worldwide operations, and more closely align our operations with demand levels.  The reduction of the demand levels is primarily a result of the worldwide recession and the associated delays and reductions in the number of construction projects where our carpet products are used.  The plan primarily consists of ceasing manufacturing operations at our facility in Belleville, Canada, and reducing our worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration.  In connection with the restructuring plan, we recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $11.0 million.  We record our restructuring accruals under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 112, “Employer’s Accounting for Post-Employment Benefits, an Amendment of FASB Statements No. 5 and 43,” as appropriate.  The restructuring charge is comprised of employee severance expense of $7.8 million, impairment of assets of $2.6 million, and other exit costs of $0.7 million (primarily related to lease exit costs and other closure activities).  Approximately $8.3 million of the restructuring charge will be cash expenditures, primarily severance expense.  Actions and expenses related to this plan were substantially completed in the first quarter of 2009, and the plan is expected to yield annualized cost savings of approximately $30 million.

2009 Restructuring Charge

In the first quarter of 2009, we adopted a new restructuring plan, primarily comprised of a further reduction in our worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for our products on a global level.  In connection with the new plan, we recorded a pre-tax restructuring charge of $5.7 million, comprised of $4.0 million of employee severance expense and $1.7 million of other exit costs (primarily costs to exit the Canadian manufacturing facilities, lease exit costs and other costs).  Approximately $5.2 million of the restructuring charge will involve future cash expenditures, primarily severance expense.  Actions and expenses related to this plan were substantially completed in the first quarter of 2009, and the plan is expected to yield annualized cost savings of approximately $17 million.

Discontinued Operations

In 2007, we sold our Fabrics Group business segment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations for the former Fabrics Group business segment for all periods reflected herein, as “discontinued operations.”  Consequently, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes this discontinued operation unless we indicate otherwise.

Our discontinued operations had no net sales and a loss of $0.7 million in the three-month period ended April 5, 2009 (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”).  Our discontinued operations had no net sales and no income or loss in the three-month period ended March 30, 2008.

General

During the quarter ended April 5, 2009, we had net sales of $199.3 million, compared with net sales of $261.7 million in the first quarter last year.  Fluctuations in currency exchange rates negatively impacted 2009 first quarter sales by 9% (approximately $23 million), compared with the prior year period.

During the first quarter of 2009, we had net loss attributable to Interface, Inc. of $4.2 million, or $0.07 per share, compared with net income attributable to Interface, Inc. of $14.1 million, or $0.22 per diluted share, in the first quarter last year.  Loss from continuing operations in the first quarter of 2009 was $3.4 million, or $0.06 per share, compared with income from continuing operations of $14.3 million, or $0.22 per diluted share, in the first quarter last year.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended April 5, 2009, and March 30, 2008, respectively:

	Three Months Ended
	April 5, 2009	March 30, 2008

Net sales	100.0%	100.0%
Cost of sales	68.3	64.0
Gross profit on sales	31.7	36.0
Selling, general and administrative expenses	27.3	24.2
Restructuring charge	2.9	--
Operating income	1.5	11.8
Interest/Other expense	3.5	3.1
Income (loss) from continuing operations before tax expense	(1.9)	8.7
Income tax expense (benefit)	(0.2)	3.3
Income (loss) from continuing operations	(1.7)	5.4
Discontinued operations, net of tax	(0.3)	--
Loss on disposal	--	--
Net income (loss)	(2.0)	5.4
Net income (loss) attributable to Interface, Inc.	(2.1)	5.4

Below we provide information regarding net sales for each of our operating segments, and analyze those results for the three-month periods ended April 5, 2009, and March 30, 2008, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month periods ended April 5, 2009, and March 30, 2008, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	04/05/09	03/30/08	Change
	(In thousands)
Modular Carpet	$176,452	$226,073	(21.9%)
Bentley Prince Street	22,856	35,663	(35.9%)
Total	$199,308	$261,736	(23.9%)

Modular Carpet Segment.  For the quarter ended April 5, 2009, net sales for the modular carpet segment decreased $49.6 million (21.9%) versus the comparable period in 2008.  This decline is primarily attributable to the reduced order activity for renovation and construction projects as a result of the worldwide financial and credit crisis. On a geographic basis, sales in the Americas and Asia-Pacific were down 13.3% and 23.3%, respectively.  Sales in Europe were down 21.3% in local currency and 31.1% as reported in U.S. Dollars as a result of the continued strengthening of the U.S. Dollar versus the Euro and British Pound Sterling.  The decline in the corporate office segment (down 28%) was the primary driver of the decrease in sales.  The impact of this decline was somewhat mitigated as a result of our market diversification strategy, as we saw lesser decreases in the government (6% decline) and education (13% decline) segments as well as a slight increase in the retail segment (2% increase).

Bentley Prince Street Segment.  In our Bentley Prince Street Segment, net sales for the quarter ended April 5, 2009 decreased $12.8 million (35.9%) versus the comparable period in 2008.  This decrease is primarily attributable to the downturn in demand in response to the worldwide financial and credit crisis, as well as the general market movement away from broadloom carpet and toward carpet tile.  The sales decrease at Bentley Prince Street occurred across both corporate (down 32%) and non-corporate segments, particularly in the healthcare (down 35%) and hospitality (down 72%) segments.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month periods ended April 5, 2009, and March 30, 2008, respectively:

	Three Months Ended		Percentage
Cost and Expenses	04/05/09	03/30/08	Change
	(In thousands)
Cost of sales	$136,139	$167,470	(18.7%)
Selling, general and administrative expenses	54,371	63,295	(14.1%)
Total	$190,510	$230,765	(17.4%)

For the quarter ended April 5, 2009, our cost of sales decreased $31.3 million (18.7%) versus the comparable period in 2008.  This decrease was a direct result of the reduced net sales across our worldwide operations as discussed above.  The cost decrease was not as proportionally large as the decrease in net sales because our restructuring initiatives discussed above were not fully implemented for the entire quarter, resulting in an under-absorption of fixed overhead costs associated with the lower production volumes.  As a result, as a percentage of net sales, cost of sales increased to 68.3% versus 64.0% in the comparable period in 2008.  We believe that as our restructuring initiatives are substantially completed, our cost of sales will decline as a percentage of net sales for the remainder of the year.

For the quarter ended April 5, 2009, our selling, general and administrative expenses decreased $8.9 million (14.1%) versus the comparable period in 2008. The components of this decrease were (1) a $4.6 million reduction in selling costs associated with the decline in sales volume, (2) a $3.7 million reduction in marketing expense as programs were cut to better match anticipated demand, and (3) a $1.0 million reduction in incentive compensation as performance goals were not achieved to the same degree as they were in the comparable period in 2008.  The decline in selling, general and administrative expenses was not as proportionately large as the decline in sales because the savings related to our restructuring plans were not fully realized in the first quarter.  As a result, as a percentage of net sales, selling, general and administrative expenses increased to 27.3% for the three months ended April 5, 2009 versus 24.2% for the comparable period in 2008.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	04/05/09	03/30/08	Change
	(In thousands)
Modular Carpet	$164,444	$195,207	(15.8%)
Bentley Prince Street	25,427	34,074	(25.4%)
Corporate Expenses and Eliminations	639	1,484	(56.9%)
Total	$190,510	$230,765	(17.4%)

Interest Expenses

For the three-month period ended April 5, 2009, interest expense decreased $0.1 million to $7.7 million, versus $7.8 million in the comparable period in 2008.  This decrease was due primarily to the lower levels of debt outstanding on a daily basis during the first quarter of 2009 (mostly through the repurchase of $10.8 million of our 10.375% Senior Notes in March 2009) versus the comparable period in 2008.

Liquidity and Capital Resources

General

At April 5, 2009, we had $54.9 million in cash.  At that date, we had no borrowings and $9.1 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility.  As of April 5, 2009, we could have incurred $42.1 million of additional borrowings under our domestic revolving credit facility (this amount would have been $49.4 million with the receipt of a landlord lien waiver that we expect to receive for one inventory location) and €10.0 million (approximately $13.2 million) of additional borrowings under our European credit facility.  In addition, we could have incurred an additional $9.8 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Subsequent to the end of the first quarter of 2009, on April 24, 2009, we expanded our European credit facility.  For a discussion of this expanded facility, see Note 13 (“Subsequent Event”) to our consolidated condensed financial statements in Part 1, Item 1 of this report.

Analysis of Cash Flows

Our primary sources of cash during the three month period ended April 5, 2009 were (1) $30.1 million received as a reduction of accounts receivable, and (2) $2.3 million as a reduction in inventories.  Our primary uses of cash during this period were (1) $27.7 million as a reduction in accounts payable and accruals (of which $15.8 million was related to interest payments), (2) $10.3 million used to repurchase a portion of our 10.375% Senior Notes, and (3) $5.6 million for additions to property, plant and equipment, primarily at our manufacturing facilities.

Maturing Indebtedness in Future Years

Our domestic revolving credit facility matures in December 2012, and our outstanding 10.375% Senior Notes and 9.5% Senior Subordinated Notes mature on February 1, 2010 and February 1, 2014, respectively.  We cannot assure you that we will be able to renegotiate or refinance any of these notes or our other debt on commercially reasonable terms, or at all, especially given the unprecedented worldwide financial and credit crisis that developed in the second half of 2008 and its continuing impact on the availability of credit.  As of April 5, 2009 we had $141.3 million outstanding of our 10.375% Senior Notes.

With respect to the 10.375% Senior Notes due 2010, we believe the following will allow for the repayment or refinancing of the $141.8 million outstanding principal amount of these notes:

•
Available financing in the capital markets.  We are exploring possibilities with respect to domestic credit facilities as well as monitoring public bond and equity markets, and we believe that there may be availability in these capital markets in 2009, particularly in light of the aggressive legislative and other governmental economic stimulus actions taken by the United States and other countries around the world.  We believe the level of bond financing activity in the first four months of 2009, particularly in the high yield bond market, has improved and reflects well on our ability to refinance our 10.375% Senior Notes.  If an opportunity arises to refinance these notes on terms acceptable to us, then we intend to do so.  It should be noted, however, that in these circumstances we might have to accept financing on terms which we normally would not consider favorable.

•
Cash on hand and cash generation. As April 5, 2009, we had approximately $54.9 million of cash on hand.  This cash, coupled with an expected generation of $35-$50 million of cash from operating activities in 2009, should enable us to repay a substantial portion of these notes. As part of our efforts to generate such cash from operations, we have undertaken significant restructuring activities in the fourth quarter of 2008 and the first quarter of 2009 as well as other cost-cutting initiatives that we anticipate will generate savings of over $47 million in 2009.

•
Availability under revolving credit lines.  As of April 5, 2009, we had $42.1 million of borrowing availability under our domestic credit facility (this amount would have been $49.4 million with the receipt of a landlord lien waiver that we expect to receive for one inventory location) and approximately $23 million of borrowing availability under our international credit facilities.  These facilities bear interest at rates ranging from 1% to 9% and represent a possible source of funds to retire a portion of any debt that cannot be refinanced or repaid via cash on hand and cash generation.  Subsequent to the end of the first quarter, certain of our European subsidiaries entered into an amended and restated credit agreement which increased the maximum borrowing capacity thereunder from 10 million Euros to 32 million Euros (an increase of 22 million Euros, or the equivalent of approximately $30 million).

If we are unable to refinance our 10.375% Senior Notes prior to February 1, 2010 on terms favorable to us, and we are required to use all or a significant portion of our cash on hand and credit facilities or sell assets to repay the notes, our liquidity position may not provide sufficient funds to meet our current commitments and other cash requirements following such a repayment approach.  In that case, we will have to consider other options to meet our ongoing debt service obligations and other liquidity needs, such as selling additional assets or using cash that otherwise would have been used for other business purposes.

If we are successful in refinancing our 10.375% Senior Notes on terms we consider acceptably advantageous, we believe that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, under Item 7A of that Form 10-K.  Our discussion here focuses on the quarter ended April 5, 2009, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K.  This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At April 5, 2009, we recognized a $7.0 million decrease in our foreign currency translation adjustment account compared to December 28, 2008, primarily because of the strengthening of the U.S dollar against the Euro, British Pound Sterling and the Australian Dollar.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at April 5, 2009. The values that result from these computations are compared with the market values of these financial instruments at April 5, 2009. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of April 5, 2009, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $6.4 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $6.6 million.

As of April 5, 2009, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.9 million or an increase in the fair value of our financial instruments of $7.2 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the first quarter of 2009.  For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Supplemental Information on Adoption of New Accounting Standards

We are including this discussion to provide additional context for understanding the impact on our financial statements for prior years of our adoption in fiscal year 2009 of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS No. 160").  As described in Note 11 (“Recently Issued Accounting Pronouncements”) to our consolidated condensed financial statements, SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, so-called “minority interest”, in consolidated financial statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control.  SFAS No. 160 requires an entity to present minority interests as a component of equity, and it also requires the separate presentation of the amount of net income and consolidated comprehensive income attributable to the parent, on the one hand, from the amount attributable to the minority interest, on the other hand, on the face of the consolidated financial statements.

Our adoption of SFAS No. 160 resulted in a reclassification of $7.9 million of minority interest to equity as of December 28, 2008 and April 5, 2009, and the adjustment of our consolidated condensed statements of operations for those periods to reflect separately the income from the minority interest as a component of net income.  The impact of the adoption of SFAS No. 160 on the quarters ended March 30, 2008 and April 5, 2009 is already reflected in our consolidated condensed financial statements in Part 1, Item 1 of this report.  The following table shows the impact of that adoption on line items included in our consolidated condensed balances sheets and consolidated statements of operations for prior years.

	As of and for the Year Ended
	01/02/05	01/01/06	12/31/06	12/30/07	12/28/08
	(Dollars in thousands)
Income (Loss) from Continuing Operations:
As historically presented	$5,936	$15,282	$35,807	$57,848	$(35,719)
Impact of SFAS No. 160	450	651	428	1,124	1,206
Adjusted for impact of SFAS No. 160	$6,386	$15,933	$36,235	$58,972	$(34,513)

Net Income (Loss):
As historically presented	$(55,402)	$1,240	$9,992	$(10,812)	$(40,873)
Impact of SFAS No. 160	450	651	428	1,124	1,206
Adjusted for impact of SFAS No. 160	$(54,952)	$1,891	$10,420	$(9,688)	$(39,667)

Shareholders Equity:
As historically presented	$194,178	$172,076	$274,394	$294,142	$209,496
Impact of SFAS No. 160	4,131	4,409	5,506	6,974	7,941
Adjusted for impact of SFAS No. 160	$198,309	$176,485	$279,900	$301,116	$217,437

In addition to the above adjustments, our adoption of SFAS No. 160 requires the inclusion of the following two new line items in our consolidated statements of operations for prior years:

	For the Year Ended
	01/02/05	01/01/06	12/31/06	12/30/07	12/28/08
	(Dollars in thousands)

Net income attributable to noncontrolling interest in subsidiary	$(450)	$(651)	$(428)	$(1,124)	$(1,206)
Net income (loss) attributable to Interface, Inc.	$(55,402)	$1,240	$9,992	$(10,812)	$(40,873)

As described in Note 3 (“Earnings (Loss) Per Share”) and Note 11 (“Recently Issued Accounting Pronouncements”) to our consolidated condensed financial statements in Part 1, Item 1 of this report, we also adopted, in fiscal year 2009, FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which requires us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding for EPS calculations when such inclusion would be dilutive.  FSP EITF No. 03-6-1 also requires additional disclosure of earnings (loss) per share for common stock and unvested share-based payment awards, separately disclosing distributed earnings and undistributed earnings with respect to such common stock and unvested share-based payment awards.

The impact of our adoption of FSP EITF 03-6-1 on the quarters ended March 30, 2008 and April 5, 2009 is already reflected in our consolidated condensed financial statements in Part 1, Item 1 of this report.  The following table shows the impact, if any, of that adoption on basic and diluted earnings (loss) per share (and on the number of shares used in calculating such line items) in prior years:

	As of and for the Year Ended
	01/02/05	01/01/06	12/31/06	12/30/07	12/28/08

Shares in Basic Earnings (Loss) Per Share Calculations:
Historically used	50,682	51,551	54,087	60,573	61,439
Impact of FSP EITF 03-6-1	1,138	1,471	1,311	852	--
Adjusted for impact of FSP EITF 03-6-1	51,820	53,022	55,398	61,425	61,439

Shares in Diluted Earnings (Loss) Per Share Calculations:
Historically used	52,171	52,895	55,713	61,520	61,439
Impact of FSP EITF 03-6-1	735	1,060	661	418	--
Adjusted for impact of FSP EITF 03-6-1	52,906	53,955	56,374	61,938	61,439

Basic Earnings (Loss) Per Share from Continuing Operations:
As historically presented	$0.12	$0.30	$0.66	$0.96	$(0.58)
Impact of FSP EITF 03-6-1	(0.01)	(0.01)	(0.01)	(0.02)	--
Adjusted for impact of FSP EITF 03-6-1	$0.11	$0.29	$0.65	$0.94	$(0.58)

Diluted Earnings (Loss) Per Share from Continuing Operations:
As historically presented	$0.11	$0.29	$0.64	$0.94	$(0.58)
Impact of FSP EITF 03-6-1	--	(0.01)	--	(0.01)	--
Adjusted for impact of FSP EITF 03-6-1	$0.11	$0.28	$0.64	$0.93	$(0.58)

Basic Earnings (Loss) Per Share:
As historically presented	$(1.09)	$0.02	$0.18	$(0.18)	$(0.67)
Impact of FSP EITF 03-6-1	--	--	--	--	--
Adjusted for impact of FSP EITF 03-6-1	$(1.09)	$0.02	$0.18	$(0.18)	$(0.67)

Diluted Earnings (Loss) Per Share:
As historically presented	$(1.06)	$0.02	$0.18	$(0.18)	$(0.67)
Impact of FSP EITF 03-6-1	--	--	--	--	--
Adjusted for impact of FSP EITF 03-6-1	$(1.06)	$0.02	$0.18	$(0.18)	$(0.67)

Amendment of Domestic Revolving Credit Facility

On May 14, 2009, the Company entered into a Second Amendment (the “Second Amendment”) to the Sixth Amended and Restated Credit Agreement, among the Company, InterfaceFLOR, LLC (an indirect subsidiary of the Company), the lenders listed therein, and Wachovia Bank, National Association.  Pursuant to the Second Amendment, which is an amendment to the Company’s primary revolving credit facility in the United States (the “Facility”):

•
Subject to certain terms and conditions, we are now permitted under the Facility to incur additional indebtedness represented by a series of senior notes in an aggregate amount up to $175 million that (a) are issued no later than February 1, 2010, (b) have a maturity no earlier than March 13, 2013, and (c) meet certain other substantive requirements.  Any such additional senior notes may be secured or unsecured obligations, and, if secured, such liens must be junior to the liens securing the Facility.  The net proceeds from any such additional senior notes must first be used to repay, repurchase or otherwise discharge our existing 10.375% Senior Notes due February 1, 2010, and must be deposited into a specified bank account maintained at the Collateral Agent for the Facility pending such application of the net proceeds.

•
The applicable interest rates for loans have been increased.  Interest on base rate loans is now charged at varying rates computed by applying a margin ranging from 1.75% to 2.50% (increased from the range of 0.00% to 0.25%) over the applicable base interest rate (which is now defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or the one-month LIBOR rate), depending on our average excess borrowing availability during the most recently completed fiscal quarter.  Interest on LIBOR-based loans is now charged at varying rates computed by applying a margin ranging from 3.25% to 4.00% (increased from the range of 1.00% to 2.00%) over the applicable LIBOR rate (but now in no event less than the three-month LIBOR rate), depending on our average excess borrowing availability during the most recently completed fiscal quarter.

•
The unused line fee on the Facility was increased to 0.75% (up from the prior range of 0.25% to 0.375% depending on our average excess borrowing availability during the most recently completed fiscal quarter).

•
The minimum fixed charge coverage ratio set forth in the Facility’s financial covenant (which becomes effective in the event that our excess borrowing availability falls below $20 million) was changed from “1.00 to 1.00” to “1.10 to 1.00”.

•	The borrowing base was amended to remove equipment and to remove our option to add real estate to the borrowing base.

•	The rights of the parties and procedures with respect to defaulting lenders were modified and clarified in several respects.

•	The mortgage requirements with respect to owned real estate properties were clarified.

The foregoing description is qualified in its entirety by reference to the Second Amendment, a copy of which is filed herewith as Exhibit 10.2.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1
Credit Agreement, executed on April 24, 2009, among Interface Europe B.V. (and certain of its subsidiaries) and ABN AMRO Bank N.V. (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 24, 2009 and filed on April 29, 2009, previously filed with the Commission and incorporated herein by reference).

10.2	Second Amendment to Sixth Amended and Restated Credit Agreement, dated as of May 14, 2009, among the Company, InterfaceFLOR, LLC (an indirect subsidiary of the Company), the lenders listed therein, and Wachovia Bank, National Association.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 15, 2009	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1
Credit Agreement, executed on April 24, 2009, among Interface Europe B.V. (and certain of its subsidiaries) and ABN AMRO Bank N.V. (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 24, 2009 and filed on April 29, 2009, previously filed with the Commission and incorporated herein by reference).

10.2	Second Amendment to Sixth Amended and Restated Credit Agreement, dated as of May 14, 2009, among the Company, InterfaceFLOR, LLC (an indirect subsidiary of the Company), the lenders listed therein, and Wachovia Bank, National Association.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.