Form 10-Q
period 2009-08-13
INTERFACE INC
filed 2009-08-14
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 5, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at August 7, 2009:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	56,437,428
Class B Common Stock, $.10 par value per share	6,754,016

INTERFACE, INC.

INDEX

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
 (IN THOUSANDS)
	JULY 5, 2009	DECEMBER 28, 2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$89,867	$71,757
Accounts Receivable, net	122,758	144,783
Inventories	122,854	128,923
Prepaid Expenses and Other Current Assets	22,177	21,070
Deferred Income Taxes	7,223	6,272
Assets of Business Held for Sale	2,150	3,150
TOTAL CURRENT ASSETS	367,029	375,955

PROPERTY AND EQUIPMENT, less accumulated depreciation	164,097	160,717
DEFERRED TAX ASSET	46,393	42,999
GOODWILL	79,512	78,489
OTHER ASSETS	48,434	47,875
TOTAL ASSETS	$705,465	$706,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$38,263	$52,040
Accrued Expenses	92,971	102,592
Current Portion of Long-Term Debt	14,586	--
TOTAL CURRENT LIABILITIES	145,820	154,632

SENIOR NOTES	144,556	152,588
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	8,225	7,506
OTHER	41,383	38,872
TOTAL LIABILITIES	474,984	488,598

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	--	--
Common Stock	6,319	6,316
Additional Paid-In Capital	341,716	339,776
Retained Earnings (Deficit)	(66,422)	(65,616)
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	(28,480)	(42,210)
Accumulated Other Comprehensive Income – Pension Liability	(30,979)	(28,770)
TOTAL SHAREHOLDERS' EQUITY – Interface, Inc.	222,154	209,496
Non-controlling Interest in Subsidiary	8,327	7,941
TOTAL SHAREHOLDERS' EQUITY	230,481	217,437
	$705,465	$706,035

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 5, 2009	JUNE 29, 2008	JULY 5, 2009	JUNE 29, 2008

NET SALES	$211,297	$295,005	$410,605	$556,741
Cost of Sales	142,191	189,712	278,330	357,182

GROSS PROFIT ON SALES	69,106	105,293	132,275	199,559
Selling, General and Administrative Expenses	52,263	71,857	106,634	135,152
Income from Litigation Settlements	(5,926)	--	(5,926)	--
Restructuring Charge	1,903	--	7,627	--
OPERATING INCOME	20,866	33,436	23,940	64,407

Interest Expense	7,726	8,108	15,399	15,936
Bond Offering Expense	6,096	--	6,096	--
Other Expense (Income)	650	(168)	(100)	20

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	6,394	25,496	2,545	48,451
Income Tax Expense	2,595	9,204	2,119	17,862

Income from Continuing Operations	3,799	16,292	426	30,589
Loss from Discontinued Operations, Net of Tax	--	--	(650)	--
NET INCOME (LOSS)	3,799	16,292	(224)	30,589

Income Attributable to Non-Controlling Interest in Subsidiary	(133)	(416)	(262)	(591)
NET INCOME (LOSS) ATTRIBUTABLE TO INTERFACE, INC.	$3,666	$15,876	$(486)	$29,998

Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Basic
Continuing Operations	$0.06	$0.25	$0.00	$0.48
Discontinued Operations	--	--	(0.01)	--
Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Basic	$0.06	$0.25	$(0.01)	$0.48

Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Diluted
Continuing Operations	$0.06	$0.25	$0.00	$0.47
Discontinued Operations	--	--	(0.01)	--
Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Diluted	$0.06	$0.25	$(0.01)	$0.47

Common Shares Outstanding – Basic	63,201	62,999	63,199	62,901
Common Shares Outstanding – Diluted	63,299	63,343	63,224	63,260

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 5, 2009	JUNE 29, 2008	JULY 5, 2009	JUNE 29, 2008

Net Income (Loss)	$3,799	$16,292	$(224)	$30,589
Other Comprehensive Income (Loss), Foreign
Currency Translation Adjustment and Pension Liability Adjustment	18,818	(2,501)	11,521	10,832
Comprehensive Income	22,617	13,791	11,297	41,421

Comprehensive Loss (Income) Attributable to Non-Controlling Interest in Subsidiary	(477)	175	(386)	(572)
Comprehensive Income Attributable to Interface, Inc.	$22,140	$13,966	$10,911	$40,849

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JULY 5, 2009	JUNE 29, 2008
OPERATING ACTIVITIES:
Net Income (Loss)	$(224)	$30,589
Loss from Discontinued Operations	650	--
Income from Continuing Operations	426	30,589
Adjustments to Reconcile Income to Cash Provided by Operating Activities:
Premiums Paid to Repurchase Senior Notes	5,264	--
Depreciation and Amortization	12,045	11,984
Deferred Income Taxes and Other	(3,820)	2,495
Working Capital Changes:
Accounts Receivable	27,907	7,085
Inventories	8,869	(23,330)
Prepaid Expenses	3,891	(3,703)
Accounts Payable and Accrued Expenses	(26,777)	(3,923)

CASH PROVIDED BY OPERATING ACTIVITIES:	27,805	21,197

INVESTING ACTIVITIES:
Capital Expenditures	(7,401)	(14,079)
Other	1,611	(4,434)

CASH USED IN INVESTING ACTIVITIES:	(5,790)	(18,513)

FINANCING ACTIVITIES:
Borrowing of Long-Term Debt	144,452	--
Repurchase of Senior Notes	(138,002)	--
Debt Issuance Costs	(5,787)	--
Premiums Paid to Repurchase Senior Notes	(5,264)	--
Proceeds from Issuance of Common Stock	--	946
Dividends Paid	(320)	(3,778)

CASH USED IN FINANCING ACTIVITIES:	(4,921)	(2,832)

Net Cash Provided by (Used in) Operating, Investing and
Financing Activities	17,094	(148)
Effect of Exchange Rate Changes on Cash	1,016	1,389

CASH AND CASH EQUIVALENTS:
Net Change During the Period	18,110	1,241
Balance at Beginning of Period	71,757	82,375

Balance at End of Period	$89,867	$83,616

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

As described below in Note 9, the Company has sold its Fabrics Group business segment.  The results of operations and related disposal costs, gains and losses for this business are classified as discontinued operations for all periods presented.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	July 5, 2009	December 28, 2008
	(In thousands)
Finished Goods	$70,841	$72,495
Work in Process	20,519	21,610
Raw Materials	31,494	34,818
	$122,854	$128,923

NOTE 3 – EARNINGS (LOSS) PER SHARE

The Company computes basic earnings (loss) per share (“EPS”) attributable to common shareholders by dividing income from continuing operations attributable to common shareholders, income from discontinued operations attributable to common shareholders and net income attributable to Interface, Inc. common shareholders, by the weighted-average common shares outstanding, including participating securities outstanding, during the period as discussed below.  Income attributable to non-controlling interest in subsidiary is not included in the calculation of basic or diluted EPS.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings.

In the first quarter of 2009, the Company adopted FSP EITF No. 03-6-1, which requires the Company to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in basic and diluted EPS calculations when the inclusion of these shares would be dilutive.  As a result, the Company has included all of its outstanding restricted stock awards in the calculation of basic and diluted EPS for all periods presented.  FSP EITF No. 03-6-1 also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed.  Common stock and unvested share-based payment awards earn dividends equally as shown in the table below:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008

Earnings Per Share from Continuing Operations

Basic Earnings Per Share Attributable to
Common Shareholders:
Distributed Earnings	$0.00	$0.03	$0.00	$0.06
Undistributed Earnings	0.06	0.22	0.00	0.42
Total	$0.06	$0.25	$0.00	$0.48

Diluted Earnings Per Share Attributable to
Common Shareholders:
Distributed Earnings	$0.00	$0.03	$0.00	$0.06
Undistributed Earnings	0.06	0.22	0.00	0.41
Total	$0.06	$0.25	$0.00	$0.47

Earnings (Loss) Per Share from Discontinued Operations

Basic and Diluted Earnings (Loss) Per Share Attributable to
Common Shareholders:
Distributed Earnings	$--	$--	$--	$--
Undistributed Earnings (Loss)	--	--	(0.01)	--
Total	$--	$--	$(0.01)	$--

Basic Earnings (Loss) Per Share	$0.06	$0.25	$(0.01)	$0.48
Diluted Earnings (Loss) Per Share	$0.06	$0.25	$(0.01)	$0.47

The following table presents income from continuing operations and net income attributable to Interface, Inc. that was attributable to participating securities:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
		(In millions)
Income from Continuing Operations	$0.1	$0.4	$0.0	$0.7
Net Income Attributable to Interface, Inc.	$0.1	$0.4	$0.0	$0.7

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
		(In thousands)
Weighted Average Shares Outstanding	61,787	61,523	61,785	61,425
Participating Securities	1,414	1,476	1,414	1,476
Shares for Basic Earnings (Loss) Per Share	63,201	62,999	63,199	62,901
Dilutive Effect of Stock Options	98	344	25	359
Shares for Diluted Earnings (Loss) Per Share	63,299	63,343	63,224	63,260

For the quarters ended July 5, 2009, and June 29, 2008, options to purchase 1,330,000 and 195,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.  For the six-month periods ended July 5, 2009 and June 29, 2008, options to purchase 1,504,000 and 195,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.

NOTE 4 – SEGMENT INFORMATION

Based on the quantitative thresholds specified in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has two reportable segments: (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, and (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses.  In 2007, the Company sold its former Fabrics Group business segment (see Note 9 for further information).  Accordingly, the Company has included the operations of the former Fabrics Group business segment in discontinued operations.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net sales, where intercompany sales have been eliminated. The chief operating decision-maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses.  Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment.  The three-month and six-month periods ended July 5, 2009 include $5.9 million of income at the Corporate level from litigation settlements.  Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Three Months Ended July 5, 2009
Net Sales	$186,568	$24,729	$211,297
Depreciation and Amortization	4,038	615	4,653
Operating Income (Loss)	17,452	(1,971)	15,481

Three Months Ended June 29, 2008
Net Sales	$259,313	$35,692	$295,005
Depreciation and Amortization	3,767	632	4,399
Operating Income	35,367	200	35,567

	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Six Months Ended July 5, 2009
Net Sales	$363,020	$47,585	$410,605
Depreciation and Amortization	8,619	1,261	9,880
Operating Income (Loss)	24,150	(4,957)	19,193

Six Months Ended June 29, 2008
Net Sales	$485,386	$71,355	$556,741
Depreciation and Amortization	7,360	1,140	8,500
Operating Income	66,233	1,789	68,022

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$4,653	$4,399	$9,880	$8,500
Corporate depreciation and amortization	1,145	1,090	2,165	3,484
Reported depreciation and amortization	$5,798	$5,489	$12,045	$11,984

OPERATING INCOME
Total segment operating income	$15,481	$35,567	$19,193	$68,022
Corporate income, expenses and other reconciling amounts	5,385	(2,131)	4,747	(3,615)
Reported operating income	$20,866	$33,436	$23,940	$64,407

	July 5, 2009	December 28, 2008
ASSETS	(In thousands)
Total segment assets	$556,619	$569,913
Discontinued operations	2,150	3,150
Corporate assets and eliminations	146,696	132,972
Reported total assets	$705,465	$706,035

NOTE 5 – LONG-TERM DEBT

11 3/8% Senior Secured Notes

On June 5, 2009, the Company completed a private offering of $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”).  Interest on the Senior Secured Notes is payable semi-annually on May 1 and November 1 beginning November 1, 2009.  The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s domestic subsidiaries.  The Senior Secured Notes are secured by a second-priority lien on substantially all of the Company’s and certain of the Company’s domestic subsidiaries’ assets that secure the Company’s domestic revolving credit facility (discussed below) on a first-priority basis.

The Senior Secured Notes were sold at a price of 96.301% of their face value, resulting in $144.5 million of gross proceeds.  The $5.5 million original issue discount will be amortized over the life of the notes through interest expense.  After deducting the initial purchasers’ discount and other fees and expenses associated with the sale, net proceeds were $139.5 million.  The Company used $132.9 million of those net proceeds to repurchase $127.2 million aggregate principal amount of its 10.375% Senior Notes due 2010 pursuant to a tender offer conducted by the Company.  (Included in the $132.9 million used to repurchase the $127.2 million aggregate principal amount of 10.375% Senior Notes was a purchase price premium of $5.7 million).  In addition, the Company used $4.5 million of the net proceeds to pay accrued interest on the $127.2 million aggregate principal amount of the 10.375% Senior Notes due 2010 that the Company repurchased.  The remaining $2.1 million of the net proceeds will be used to repay a portion of the 10.375% Senior Notes due 2010 that remain outstanding.

The Company may redeem all or a part of the Senior Secured Notes from time to time at a price equal to 100% of the principal amount plus a make-whole premium.  Prior to May 1, 2012, the Company may redeem up to 35% of the Senior Secured Notes with cash proceeds from specified equity offerings at a price equal to 111.375% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.  As of July 5, 2009 the balance of the Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $144.6 million.  The estimated fair value of the Senior Secured Notes as of July 5, 2009, based on then current market prices, was $154.7 million.

10.375% Senior Notes

In the first six months of 2009, the Company repurchased $138.0 million aggregate principal amount of its 10.375% Senior Notes due 2010 (of which $127.2 million aggregate principal amount were repurchased in the second quarter of 2009 pursuant to the tender offer conducted by the Company).  As of July 5, 2009, the Company had $14.6 million in outstanding 10.375% Senior Notes.  The estimated fair value of the outstanding 10.375% Senior Notes as of July 5, 2009, based on then current market prices, was $15.0 million.

9.5% Senior Subordinated Notes

As of July 5, 2009, the Company had outstanding $135.0 million in 9.5% Senior Subordinated Notes.  The estimated fair value of the 9.5% Senior Subordinated Notes as of July 5, 2009, based on then current market prices, was $123.7 million.

Domestic Revolving Credit Facility

The Company maintains a domestic revolving credit agreement (the “Facility”) that provides a maximum aggregate amount of $100 million of loans and letters of credit available to us at any one time (subject to a borrowing base) with an option for us to increase that maximum aggregate amount to $150 million (upon the satisfaction of certain conditions, and subject to a borrowing base).  On May 14, 2009, the Company entered into a Second Amendment (the “Second Amendment”) to the Facility, pursuant to which:

•
Subject to certain terms and conditions, we were permitted under the Facility to incur additional indebtedness represented by a series of senior notes in an aggregate amount up to $175 million, provided that the net proceeds from any such additional senior notes were first used to repay, repurchase or otherwise discharge our 10.375% Senior Notes due 2010.  (See the discussion above in this Note 5 regarding our issuance, subsequent to the Second Amendment, of Senior Secured Notes.)

•
The applicable interest rates for loans were increased.  Interest on base rate loans is now charged at varying rates computed by applying a margin ranging from 1.75% to 2.50% (increased from the range of 0.00% to 0.25%) over the applicable base interest rate (which is now defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or the one-month LIBOR rate), depending on our average excess borrowing availability during the most recently completed fiscal quarter.  Interest on LIBOR-based loans is now charged at varying rates computed by applying a margin ranging from 3.25% to 4.00% (increased from the range of 1.00% to 2.00%) over the applicable LIBOR rate (but now in no event less than the three-month LIBOR rate), depending on our average excess borrowing availability during the most recently completed fiscal quarter.

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

The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.  As of July 5, 2009, there were zero borrowings and $8.8 million in letters of credit outstanding under the Facility.  As of July 5, 2009, the Company could have incurred $49.9 million of additional borrowings under the Facility.

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

Interest on borrowings under the facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum.  Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued.  A facility fee of 0.5% per annum is payable with respect to the facility amount.  The facility is secured by liens on certain real property, personal property and other assets of our principal European subsidiaries.  The facility also includes certain financial covenants (which require the borrowers and their subsidiaries to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability (and the ability of certain of the borrowers’ subsidiaries) to take certain actions.  As of July 5, 2009, there were no borrowings outstanding under this facility.

Other Lines of Credit

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $9.5 million of lines of credit available.  As of July 5, 2009, there were no borrowings outstanding under these lines of credit.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Awards

SFAS No. 123R, “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  Under SFAS No. 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model.  The Company continues to use the Black-Scholes model.  SFAS No. 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its stock compensation expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

During the first six months of 2009 and 2008, the Company recognized stock option compensation costs of $0.7 million and $0.2 million, respectively.  In the second quarters of 2009 and 2008, the Company recognized stock option compensation costs of $0.3 million and $0.1 million, respectively. The remaining unrecognized compensation cost related to unvested awards at July 5, 2009, approximated $1.8 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first six months of fiscal years 2009 and 2008:

	Six Months Ended July 5, 2009	Six Months Ended June 29, 2008
Risk free interest rate	1.6%	3.9%
Expected life	5.5 years	3.25 years
Expected volatility	61%	61%
Expected dividend yield	2.6%	0.57%

The weighted average grant date fair value of stock options granted during the first six months of fiscal 2009 was $1.91 per share.

The following table summarizes stock options outstanding as of July 5, 2009, as well as activity during the six months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2008	679,000	$7.43
Granted	1,060,000	4.30
Exercised	--	--
Forfeited or canceled	42,000	6.71
Outstanding at July 5, 2009 (a)	1,697,000	$5.66

Exercisable at July 5, 2009 (b)	567,000	$5.90

(a) At July 5, 2009, the weighted average remaining contractual life of options outstanding was 6.8 years.
(b) At July 5, 2009, the weighted average remaining contractual life of options exercisable was 2.0 years.

At July 5, 2009, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $2.3 million and $0.6 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first six months of fiscal years 2009 and 2008 are provided in the following table:

	Six Months Ended
	July 5, 2009	June 29, 2008
	(In thousands)
Proceeds from stock options exercised	$--	$946
Intrinsic value of stock options exercised	$--	$1,257

Restricted Stock Awards

During the six months ended July 5, 2009, and June 29, 2008, the Company granted restricted stock awards for 27,000 and 1,012,000 shares, respectively, of Class B common stock.  These awards (or a portion thereof) vest with respect to each recipient over a three to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $1.3 million and $4.1 million for the six months ended July 5, 2009, and June 29, 2008, respectively.  SFAS No. 123R requires that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of July 5, 2009, and during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2008	1,550,000	$12.70
Granted	27,000	4.31
Vested	163,000	8.62
Forfeited or canceled	--	--
Outstanding at July 5, 2009	1,414,000	$12.04

As of July 5, 2009, the unrecognized total compensation cost related to unvested restricted stock was $12.0 million.  That cost is expected to be recognized by the end of 2012.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended July 5, 2009, and June 29, 2008, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)		(In thousands)
Service cost	$557	$696	$1,071	$1,393
Interest cost	2,657	3,324	5,135	6,638
Expected return on assets	(2,562)	(3,874)	(4,956)	(7,739)
Amortization of prior service costs	20	--	40	--
Recognized net actuarial (gains)/losses	447	364	860	728
Net periodic benefit cost	$1,119	$510	$2,150	$1,020

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)		(In thousands)
Service cost	$81	$67	$162	$134
Interest cost	271	237	541	475
Amortization of transition obligation	55	55	110	110
Amortization of prior service cost	12	12	24	24
Amortization of loss	70	74	140	147
Net periodic benefit cost	$489	$445	$977	$890

NOTE 8 – RESTRUCTURING CHARGES

2008 Restructuring Plan

In the fourth quarter of 2008, the Company committed to a restructuring plan intended to reduce costs across its worldwide operations, and more closely align the Company’s operations with reduced demand levels.  The reduction of the demand levels is primarily a result of the worldwide recession and the associated delays and reductions in the number of construction projects where the Company’s carpet products are used.  The plan primarily consists of ceasing manufacturing operations at its facility in Belleville, Canada, and reducing its worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration.  In connection with the restructuring plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $11.0 million.  The Company records its restructuring accruals under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 112, “Employer’s Accounting for Post-Employment Benefits, an Amendment of FASB Statements No. 5 and 43,” as appropriate.  The restructuring charge is comprised of employee severance expense of $7.8 million, impairment of assets of $2.6 million, and other exit costs of $0.7 million (primarily related to lease exit costs and other closure activities).  Approximately $8.3 million of the restructuring charge will be cash expenditures, primarily severance expense.  Actions and expenses related to this plan were substantially completed in the first quarter of 2009.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2008	Costs Incurred in 2009	Balance at July 5, 2009
	(In thousands)
Facilities consolidation	$2,559	$2,559	$--	$--
Workforce reduction	7,751	1,464	5,079	1,208
Other charges	665	--	207	458
	$10,975	$4,023	$5,286	$1,666

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$10,710	$120	$145	$10,975
Cumulative amounts incurred to date	9,044	120	145	9,309
Total amounts incurred in 2009	5,021	120	145	5,286

2009 Restructuring Plan

In the first quarter of 2009, the Company adopted a new restructuring plan, primarily comprised of a further reduction in the Company’s worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for its products on a global level.  In connection with the new plan, the Company recorded a pre-tax restructuring charge of $5.7 million, comprised of $4.0 million of employee severance expense and $1.7 million of other exit costs (primarily including costs to exit the Canadian manufacturing facilities, lease exit costs and other costs).  Approximately $5.2 million of the restructuring charge will involve cash expenditures, primarily severance expense.  In the second quarter of 2009, the Company recorded an additional $1.9 million restructuring charge as a continuation of this plan.  The charge in the second quarter of 2009 is due to approximately 80 additional employee reductions, and relates entirely to employee severance expense.

A summary of these restructuring activities is presented below:

	Total Restructuring Charges	Costs Incurred in 2009	Balance at July 5, 2009
	(In thousands)
Facilities consolidation	$970	$780	$190
Workforce reduction	5,873	2,447	3,426
Other charges	784	661	123
	$7,627	$3,888	$3,739

The table below details these restructuring activities undertaken in 2009 by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)
Total amounts expected to be incurred	$6,865	762	$--	$7,627
Cumulative amounts incurred to date	3,261	627	--	3,888
Total amounts incurred 2009	3,261	627	--	3,888

NOTE 9 – DISCONTINUED OPERATIONS

In 2007, the Company sold its Fabrics Group business segment.  Current and prior periods have been restated to include the results of operations and related disposal costs, gains and losses for this business segment as discontinued operations.  In addition, assets and liabilities of this business segment have been reported in assets and liabilities held for sale for all reported periods.

Summary operating results for the above-described discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)		(In thousands)
Net sales	$--	$--	$--	$--
Loss on operations before taxes on income	--	--	(1,000)	--
Tax benefit	--	--	350	--
Loss on operations, net of tax	--	--	(650)	--

The loss on operations reflects charges taken to reduce the carrying value of long-lived assets to their approximate fair market value.

Assets and liabilities, including reserves, related to the above-described discontinued operations that were held for sale consist of the following:

	July 5, 2009	December 28, 2008
(In thousands)
Current assets	$--	$--
Property and equipment	2,150	3,150
Other assets	--	--
Current liabilities	--	--
Other liabilities	--	--

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $20.3 million and $16.3 million for the six months ended July 5, 2009, and June 29, 2008, respectively.  Income tax payments amounted to $10.1 million and $9.1 million for the six months ended July 5, 2009, and June 29, 2008, respectively.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) (other than guidance issued by the Securities and Exchange Commission), superseding existing guidance of the FASB, the American Institute of Certified Public Accountants, the Emerging Issues Task Force, and related literature.  The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009.  After that date, only one level of authoritative U.S. GAAP will exist.  All other literature will be considered non-authoritative.  The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an online research system.  The Company will apply the Codification beginning in the third quarter of fiscal 2009.  The adoption of this standard is not expected to have any significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes the general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires entities to disclose the date through which it has evaluated subsequent events and the basis for the date.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS No. 165 was effective for the Company as of July 5, 2009.  The adoption of SFAS No. 165 did not have any significant impact on the Company’s financial statements.  The Company has evaluated subsequent events through August 14, 2009, the date of the filing of this Quarterly Report on Form 10-Q.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FASB declared that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method under SFAS No. 128, “Earnings Per Share,” when dilutive. FSP EITF 03-6-1 became effective for the Company on December 29, 2008.  The adoption of this standard had the impact of a $0.01 per share reduction of basic and diluted earnings per share for the second quarter of 2008 and a $0.01 reduction in basic and diluted earnings per share for the six months ended June 29, 2008.  See Footnote 3, “Earnings (Loss) Per Share,” for more discussion on the adoption of this standard.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS No. 160 establishes standards of accounting and reporting of non-controlling interests in subsidiaries, currently known as minority interest, in consolidated financial statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control.  SFAS No. 160 requires an entity to present minority interests as a component of equity.  Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements.  This standard became effective beginning with the Company’s fiscal year 2009 and interim periods thereof.  The adoption of this standard resulted in a reclassification of $7.9 million and $8.3 million of minority interest to equity as of December 28, 2008, and July 5, 2009, respectively.  The Company also has adjusted its consolidated condensed statements of operations for the periods presented to reflect the income from the minority interest as a component of net income.  The adjustment resulted in decreases in other expense of $0.1 million and $0.4 million for the three-month periods ended July 5, 2009, and June 29, 2008, respectively.  The adjustment resulted in decreases in other expense of $0.3 million and $0.6 million for the six-month periods ended July 5, 2009, and June 29, 2008, respectively.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  SFAS No. 141R requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree.  The statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting.  This standard is effective for the fiscal year beginning after December 15, 2008.  The adoption of this pronouncement did not have any significant impact on the Company’s consolidated financial statements.

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

NOTE 12 – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 was effective as of January 1, 2007, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.  On January 1, 2007, the Company adopted the provisions of FIN 48.  As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation were reported as an adjustment to the Company’s retained earnings balance as of January 1, 2007.  The Company recognized a $4.6 million increase in its liability for unrecognized tax benefits with a corresponding decrease to the fiscal year 2007 opening balance of retained earnings.  In the first six months of 2009, the Company increased its liability for unrecognized tax benefits by $0.8 million.  As of July 5, 2009, the Company had approximately $8.3 million accrued for unrecognized tax benefits.

NOTE 13 – SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 11 3/8% Senior Secured Notes due 2013, 10.375% Senior Notes due 2010 and its 9.5% Senior Subordinated Notes due 2014.  These guarantees are full and unconditional.  The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 5, 2009

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$123,637	$115,073	$--	$(27,413)	$211,297
Cost of sales	89,708	79,896	--	(27,413)	142,191
Gross profit on sales	33,929	35,177	--	--	69,106
Selling, general and administrative expenses	24,376	22,841	5,046	--	52,263
Income from litigation settlements	--	--	(5,926)	--	(5,926)
Restructuring charge	500	1,403	--	--	1,903
Operating income	9,053	10,933	880	--	20,866
Interest/Other expense	6,025	2,113	238	--	8,376
Bond offering expense	--	--	6,096	--	6,096
Income (loss) before taxes on income and equity in income of subsidiaries	3,028	8,820	(5,454)	--	6,394
Income tax expense (benefit)	1,255	3,601	(2,261)	--	2,595
Equity in income (loss) of subsidiaries	--	--	6,859	(6,859)	--
Income (loss) from continuing operations	1,773	5,219	3,666	(6,859)	3,799
Loss on discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	1,773	5,219	3,666	(6,859)	3,799
Income attributable to non-controlling interest in subsidiary	--	(133)	--	--	(133)
Net income (loss) attributable to Interface, Inc.	$1,773	$5,086	$3,666	$(6,859)	$3,666

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 5, 2009

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net sales	$242,953	$218,581	$--	$(50,929)	$410,605
Cost of sales	181,129	148,130	--	(50,929)	278,330
Gross profit on sales	61,824	70,451	--	--	132,275
Selling, general and administrative expenses	44,577	51,966	10,091	--	106,634
Income from litigation settlements	--	--	(5,926)	--	(5,926)
Restructuring charges	3,960	3,667	--	--	7,627
Operating income (loss)	13,287	14,818	(4,165)	--	23,940
Interest/Other expense	10,209	3,349	1,741	--	15,299
Bond offering expense	--	--	6,096	--	6,096
Income (loss) before taxes on income and equity in income of subsidiaries	3,078	11,469	(12,002)	--	2,545
Income tax expense (benefit)	1,261	3,902	(3,044)	--	2,119
Equity in income (loss) of subsidiaries	--	--	8,472	(8,472)	--
Income (loss) from continuing operations	1,817	7,567	(486)	(8,472)	426
Income (loss) on discontinued operations, net of tax	--	(650)	--	--	(650)
Net income (loss)	1,817	6,917	(486)	(8,472)	(224)
Income attributable to non-controlling interest in subsidiary	--	(262)	--	--	(262)
Net income (loss) attributable to Interface, Inc.	$1,817	$6,655	$(486)	$(8,472)	$(486)

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 5, 2009

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$182	$31,937	$57,748	$--	$89,867
Accounts receivable	51,385	69,951	1,422	--	122,758
Inventories	68,237	54,617	--	--	122,854
Prepaids and deferred income taxes	8,625	15,023	5,752	--	29,400
Assets of business held for sale	--	2,150	--	--	2,150
Total current assets	128,429	173,678	64,922	--	367,029
Property and equipment less accumulated depreciation	78,643	78,148	7,306	--	164,097
Investment in subsidiaries	256,315	196,141	24,625	(477,081)	--
Goodwill	6,954	72,558	--	--	79,512
Other assets	7,993	12,738	74,096	--	94,827
	$478,334	$533,263	$170,949	$(477,081)	$705,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$36,101	$71,552	$38,167	$--	$145,820
Senior secured notes and senior subordinated notes	--	--	279,556	--	279,556
Deferred income taxes	1,614	10,949	(4,338)	--	8,225
Other	2,601	12,429	26,353	--	41,383
Total liabilities	40,316	94,930	339,738	--	474,984

Common stock	94,145	102,199	6,319	(196,344)	6,319
Additional paid-in capital	249,302	12,525	341,716	(261,827)	341,716
Retained earnings (deficit)	95,275	364,696	(507,483)	(18,910)	(66,422)
Foreign currency translation adjustment	(704)	(21,147)	(6,629)	--	(28,480)
Pension liability	--	(28,267)	(2,712)	--	(30,979)
Non-controlling interest in subsidiary	--	8,327	--	--	8,327
	$478,334	$533,263	$170,949	$(477,081)	$705,465

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JULY 5, 2009

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$(340)	$19,356	$5,513	$3,276	$27,805
Cash flows from investing activities:
Purchase of plant and equipment	(3,902)	(3,223)	(276)	--	(7,401)
Other	(428)	2,253	(214)	--	1,611
Net cash used for investing activities	(4,330)	(970)	(490)	--	(5,790)
Cash flows from financing activities:
Issuance of Senior Secured Notes	--	--	144,452	--	144,452
Repurchase of Senior Notes	--	--	(138,002)	--	(138,002)
Debt issuance costs	--	--	(5,787)	--	(5,787)
Premiums paid to repurchase Senior Notes	--	--	(5,264)	--	(5,264)
Other	4,072	(13,769)	13,136	(3,439)	--
Proceeds from issuance of common stock	--	--	--	--	--
Dividends paid	(2)	(161)	(320)	163	(320)
Net cash provided by (used for) financing activities	4,070	(13,930)	8,215	(3,276)	(4,921)
Effect of exchange rate change on cash	--	1,016	--	--	1,016
Net increase (decrease) in cash	(600)	5,472	13,238	--	18,110
Cash at beginning of period	782	26,465	44,510	--	71,757
Cash at end of period	$182	$31,937	$57,748	$--	$89,867

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, under Item 7 of that Form 10-K.  Our discussions here focus on our results during the quarter ended, or as of, July 5, 2009, and the comparable period of 2008 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time.  These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

11 3/8% Senior Secured Notes

On June 5, 2009, we completed a private offering of $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”).  Interest on the Senior Secured Notes is payable semi-annually on May 1 and November 1 beginning November 1, 2009.  The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by certain of our domestic subsidiaries.  The Senior Secured Notes are secured by a second-priority lien on substantially all of our and certain of our domestic subsidiaries’ assets that secure our domestic revolving credit facility (discussed below) on a first-priority basis.

The Senior Secured Notes were sold at a price of 96.301% of their face value, resulting in $144.5 million of gross proceeds.  The $5.5 million original issue discount will be amortized over the life of the notes through interest expense.  After deducting the initial purchasers’ discount and other fees and expenses associated with the sale, net proceeds were $139.5 million.  We used $132.9 million of those net proceeds to repurchase $127.2 million aggregate principal amount of our 10.375% Senior Notes due 2010 pursuant to a tender offer we conducted.  (Included in the $132.9 million used to repurchase the $127.2 million aggregate principal amount of 10.375% Senior Notes was a purchase price premium of $5.7 million).  In addition, we used $4.5 million of the net proceeds to pay accrued interest on the $127.2 million aggregate principal amount of the 10.375% Senior Notes due 2010 that we repurchased.  The remaining $2.1 million of the net proceeds will be used to repay a portion of the 10.375% Senior Notes due 2010 that remain outstanding.

Restructuring Plans

2008 Restructuring Plan

In the fourth quarter of 2008, we committed to a restructuring plan intended to reduce costs across our worldwide operations, and more closely align our operations with reduced demand levels.  The reduction of the demand levels is primarily a result of the worldwide recession and the associated delays and reductions in the number of construction projects where our carpet products are used.  The plan primarily consists of ceasing manufacturing operations at our facility in Belleville, Canada, and reducing our worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration.  In connection with the restructuring plan, we recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $11.0 million.  We record our restructuring accruals under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 112, “Employer’s Accounting for Post-Employment Benefits, an Amendment of FASB Statements No. 5 and 43,” as appropriate.  The restructuring charge is comprised of employee severance expense of $7.8 million, impairment of assets of $2.6 million, and other exit costs of $0.7 million (primarily related to lease exit costs and other closure activities).  Approximately $8.3 million of the restructuring charge will be cash expenditures, primarily severance expense.  Actions and expenses related to this plan were substantially completed in the first quarter of 2009, and the plan is expected to yield annualized cost savings of approximately $30 million.

2009 Restructuring Plan

In the first quarter of 2009, we adopted a restructuring plan, primarily comprised of a further reduction in our worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for our products on a global level.  In connection with the plan, we recorded a pre-tax restructuring charge of $5.7 million, comprised of $4.0 million of employee severance expense and $1.7 million of other exit costs (primarily costs to exit the Canadian manufacturing facilities, lease exit costs and other costs).  Approximately $5.2 million of the restructuring charge will involve cash expenditures, primarily severance expense.  In the second quarter of 2009, we recorded an additional $1.9 million restructuring charge as a continuation of this plan.  The charge in the second quarter of 2009 is due to approximately 80 additional employee reductions, and relates entirely to employee severance expense.  The 2009 restructuring plan is expected to yield annualized cost savings of approximately $21 million.

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

Our discontinued operations had no net sales and no income or loss in the three month period ended July 5, 2009, and had no net sales and a loss of $0.7 million in the six month period ended July 5, 2009 (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”).  Our discontinued operations had no net sales and no income or loss in the three-month and six month periods ended June 29, 2008.

General

During the quarter ended July 5, 2009, we had net sales of $211.3 million, compared with net sales of $295.0 million in the first quarter last year.  Fluctuations in currency exchange rates negatively impacted 2009 second quarter sales by 6% (approximately $19 million), compared with the prior year period.  During the first six months of fiscal 2009, we had net sales of $410.6 million, compared with net sales of $556.7 million in the first six months of last year.  Fluctuations in currency exchange rates negatively impacted sales in the first six months of 2009 by 8% (approximately $42 million), compared with the prior year period.

Included in our results for the three-month and six-month periods ended July 5, 2009 is $6.1 million of costs related to the issuance of our 11 3/8% Senior Secured Notes due 2013 and the related tender offer for our 10.375% Senior Notes in the second quarter of 2009.  In addition, these periods also include income of $5.9 million related to the settlement of litigation.

During the second quarter of 2009, we had net income attributable to Interface, Inc. of $3.7 million, or $0.06 per diluted share, compared with net income attributable to Interface, Inc. of $15.9 million, or $0.25 per diluted share, in the second quarter last year.  Income from continuing operations in the second quarter of 2009 was $3.8 million, or $0.06 per diluted share, compared with income from continuing operations of $16.3 million, or $0.25 per diluted share, in the second quarter of 2008.

During the six months ended July 5, 2009, we had net loss attributable to Interface, Inc. of $0.5 million, or $0.01 per share, compared with net income attributable to Interface, Inc. of $30.0 million, or $0.47 per diluted share, in the first six months of last year.  Income from continuing operations was $0.4 million, or $0.00 per diluted share, in the six months ended July 5, 2009, compared with income from continuing operations of $30.6 million, or $0.47 per diluted share, in the first six months of 2008.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and six-month periods ended July 5, 2009, and June 29, 2008, respectively:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.3	64.3	67.8	64.2
Gross profit on sales	32.7	35.7	32.2	35.8
Selling, general and administrative expenses	24.7	24.4	26.0	24.3
Income from litigation settlement	(2.8)	--	(1.4)	--
Restructuring charge	0.9	--	1.9	--
Operating income	9.9	11.3	5.8	11.6
Bond offering expense	2.9	--	1.5	--
Interest/Other expenses	4.0	2.7	3.7	2.9
Income from continuing operations before tax expense	3.0	8.6	0.6	8.7
Income tax expense	1.2	3.1	0.5	3.2
Income from continuing operations	1.8	5.5	0.1	5.5
Discontinued operations, net of tax	--	--	(0.2)	--
Net income	1.8	5.5	(0.1)	5.5
Net income (loss) attributable to Interface, Inc.	1.7	5.4	(0.1)	5.4

Below we provide information regarding net sales for each of our operating segments, and analyze those results for the three-month and six-month periods ended July 5, 2009, and June 29, 2008, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month and six-month periods ended July 5, 2009, and June 29, 2008, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	July 5, 2009	June 29, 2008	Change
	(In thousands)
Modular Carpet	$186,568	$259,313	(28.1%)
Bentley Prince Street	24,729	35,692	(30.7%)
Total	$211,297	$295,005	(28.4%)

	Six Months Ended		Percentage
Net Sales By Segment	July 5, 2009	June 29, 2008	Change
	(In thousands)
Modular Carpet	$363,020	$485,386	(25.2%)
Bentley Prince Street	47,585	71,355	(33.3%)
Total	$410,605	$556,741	(26.2%)

Modular Carpet Segment.  For the quarter ended July 5, 2009, net sales for the modular carpet segment decreased $72.7 million (28.1%) versus the comparable period in 2008.  This decline is primarily attributable to the reduced order activity for renovation and construction projects as a result of the worldwide financial and credit crisis. On a geographic basis, sales in the Americas and Asia-Pacific were down 23% and 34%, respectively.  Sales in Europe were down 23% in local currency and 33% as reported in U.S. dollars as a result of the continued strengthening of the U.S. dollar versus the Euro and British Pound Sterling on a year-over-year basis.  The decline in the corporate office segment (down 37%) was the primary driver of the decrease in sales.  The impact of this decline was somewhat mitigated as a result of our market diversification strategy, as we saw lesser decreases in the government (14% decline) and retail (14% decline) segments as well as a slight increase in the education segment (1% increase).

For the six months ended July 5, 2009, net sales for the modular carpet segment decreased $122.4 million (25.2%) versus the comparable period in 2008.  This decline is primarily attributable to the reduced order activity for renovation and construction projects as a result of the worldwide financial and credit crisis.  On a geographic basis, sales in the Americas and Asia-Pacific were down 18% and 29%, respectively.  Sales in Europe were down 22% in local currency and 29% as reported in U.S. dollars as a result of the continued strengthening of the U.S. dollar versus the Euro and British Pound Sterling on a year-over-year basis.  The decline in the corporate office segment (down 34%) was the primary driver of the decrease in sales.  The impact of this decline was somewhat mitigated as a result of our market diversification strategy, as we saw lesser declines in the retail (8% decline), government (5% decline) and education (1% decline) segments.

Bentley Prince Street Segment.  In our Bentley Prince Street segment, net sales for the quarter ended July 5, 2009 decreased $11.0 million (30.7%) versus the comparable period in 2008.  This decrease is primarily attributable to the downturn in demand in response to the worldwide financial and credit crisis, as well as the general market movement away from broadloom carpet and toward carpet tile.  The sales decrease at Bentley Prince Street occurred in corporate (28% decline) and non-corporate segments, particularly in the hospitality (75% decline) and residential (57% decline) segments.

For the six months ended July 5, 2009, net sales in our Bentley Prince Street segment decreased $23.8 million (33.3%) versus the comparable period in 2008.  This decrease is primarily attributable to the downturn in demand in response to the worldwide financial and credit crisis, as well as the general market movement away from broadloom carpet and toward carpet tile.  With the exception of an increase in the government segment (up 18%), this decrease at Bentley Prince Street occurred across all market segments, particularly in the corporate (down 30%), hospitality (down 74%) and residential (down 61%) market segments.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 5, 2009, and June 29, 2008, respectively:

	Three Months Ended		Percentage
Cost and Expenses	July 5, 2009	June 29, 2008	Change
	(In thousands)
Cost of sales	$142,191	$189,712	(25.0%)
Selling, general and administrative expenses	52,263	71,857	(27.3%)
Total	$194,454	$261,569	(25.7%)

	Six Months Ended		Percentage
Cost and Expenses	July 5, 2009	June 29, 2008	Change
	(In thousands)
Cost of sales	$278,330	$357,182	(22.1%)
Selling, general and administrative expenses	106,634	135,152	(21.1%)
Total	$384,964	$492,334	(21.8%)

For the quarter ended July 5, 2009, our cost of sales decreased $47.5 million (25.0%) versus the comparable period in 2008.  Fluctuations in currency exchange rates accounted for approximately 6% ($12 million) of the decrease.  The primary components of the $47.5 million decrease in cost of sales were reductions in raw materials costs (approximately $32 million decrease) and labor costs (approximately $5 million decrease) due to lower production volumes in the second quarter of 2009.  Our raw materials prices in the second quarter of 2009 were approximately 3-5% lower than those in the second quarter of 2008.  As a percentage of net sales, cost of sales increased to 67.3% for the quarter ended July 5, 2009, versus 64.3% in the comparable period in 2008.  This percentage increase was due to under-absorption of fixed overhead costs associated with the lower production volumes.  However, as a result of our restructuring initiatives discussed above, our cost of sales as a percentage of net sales in the second quarter of 2009 (67.3%) improved when compared with the first quarter of 2009 (68.3%).

For the six months ended July 5, 2009, our cost of sales decreased $78.9 million (22.1%) versus the comparable period in 2008.  Fluctuations in currency exchange rates accounted for approximately 7% ($26 million) of the decrease.  The primary components of the $78.9 million decrease in cost of sales were reductions in raw materials costs (approximately $53 million decrease) and labor costs (approximately $8 million decrease) due to lower production volumes in the first half of 2009.  Our raw materials prices in the first six months of 2009 were approximately 3-5% lower than those in the first six months of 2008.  As a percentage of net sales, cost of sales increased to 67.8% for the six months ended July 5, 2009 from 64.2% in the comparable period in 2008.  This percentage increase was due to under-absorption of fixed overhead costs associated with the lower production volumes.  We expect improvement in our cost of sales as a percentage of net sales in the second half of 2009 as compared with the first six months of the year.

For the quarter ended July 5, 2009, our selling, general and administrative expenses decreased $19.6 million (27.3%) versus the comparable period in 2008. Fluctuations in currency exchange rates accounted for approximately 7% ($5 million) of the decrease.  The primary components of the $19.6 million decrease in selling, general and administrative expenses were (1) a $7.9 million reduction in selling costs associated with the decline in sales volume, (2) a $4.4 million reduction in marketing expense as programs were cut or reduced to better match anticipated demand, and (3) a $2.2 million reduction in incentive compensation as performance goals were not achieved to the same degree as they were in the comparable period in 2008.  Due to our lower sales volumes in the current year period, as a percentage of net sales, selling, general and administrative expenses increased to 24.7% for the three months ended July 5, 2009, versus 24.4% for the comparable period in 2008.  However, as a result of our restructuring initiatives discussed above, our selling, general and administrative expenses as a percentage of net sales in the second quarter of 2009 (24.7%) improved when compared with the first quarter of 2009 (27.3%).

For the six months ended July 5, 2009, our selling, general and administrative expenses decreased $28.5 million (21.1%) versus the comparable period in 2008.  Fluctuations in currency exchange rates accounted for approximately 9% ($12 million) of the decrease.  The primary components of the $28.5 million decrease in selling, general and administrative expenses were (1) a $12.5 million reduction in selling costs associated with the decline in sales volume, (2) an $8.1 million reduction in marketing expense as programs were cut or reduced to better match anticipated demand, and (3) a $3.2 million reduction in incentive compensation as performance goals were not achieved to the same degree as they were in the comparable period in 2008.  Due to our lower sales volumes in the current year period, as a percentage of net sales, selling, general and administrative expenses increased to 26.0% for the six months ended July 5, 2009, versus 24.3% for the comparable period in 2008. We expect improvement in our selling, general and administrative expenses as a percentage of net sales in the second half of 2009 as compared with the first six months of the year.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	July 5, 2009	June 29, 2008	Change
	(In thousands)
Modular Carpet	$167,560	$223,946	(25.2%)
Bentley Prince Street	26,353	35,492	(25.7%)
Corporate Expenses and Eliminations	541	2,131	(74.6%)
Total	$194,454	$261,569	(25.7%)

Cost of Sales and Selling, General and	Six Months Ended		Percentage
Administrative Expenses (Combined)	July 5, 2009	June 29, 2008	Change
	(In thousands)
Modular Carpet	$332,005	$419,153	(20.8%)
Bentley Prince Street	51,780	69,566	(25.6%)
Corporate Expenses and Eliminations	1,179	3,615	(67.4%)
Total	$384,964	$492,334	(21.8%)

Interest Expenses

For the three-month period ended July 5, 2009, interest expense decreased $0.4 million to $7.7 million, versus $8.1 million in the comparable period in 2008.  For the six-month period ended June 29, 2008, interest expense decreased $0.5 million to $15.4 million, versus $15.9 million in the comparable period in 2008.  These decreases were due primarily to the lower levels of debt outstanding on a daily basis during each of the first two quarters of 2009 versus the comparable periods in 2008.  For example, in the first six months of 2008, we had outstanding $175 million of our 10.375% Senior Notes.  During the second half of 2008 and the first quarter of 2009, we repurchased $33.2 million aggregate principal amount of these notes.  In June of 2009, we repurchased an additional $127.2 million aggregate principal amount of these notes pursuant to a tender offer and issued $150 million aggregate principal amount of our 11 3/8% Senior Secured Notes. The additional interest expense related to these new notes was not fully reflected in the second quarter of 2009 due to their issuance relatively late in the quarter.

Liquidity and Capital Resources

General

At July 5, 2009, we had $89.9 million in cash.  At that date, we had no borrowings and $8.8 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility.  As of July 5, 2009, we could have incurred $49.9 million of additional borrowings under our domestic revolving credit facility and €32.0 million (approximately $45.3 million) of additional borrowings under our European credit facility.  In addition, we could have incurred an additional $9.5 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the six month period ended July 5, 2009 were (1) $144.5 million from the issuance of our $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013, (2) $27.9 million received as a reduction of accounts receivable, and (3) $16.0 million from settlement of litigation.  Our primary uses of cash during this period were (1) $138.0 million used to repurchase a portion of our 10.375% Senior Notes ($127.2 million aggregate principal amount of these notes were repurchased pursuant to a tender offer conducted in connection with the issuance of the new 11 3/8% Senior Secured Notes described above), (2) $26.8 million as a reduction in accounts payable and accruals, (3) $5.8 million for debt issuance costs in connection with the 11 3/8% Senior Secured Notes described above, and (4) $5.3 million for premiums paid in connection with the repurchase of our 10.375% Senior Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, under Item 7A of that Form 10-K.  Our discussion here focuses on the period ended July 5, 2009, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K.  This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At July 5, 2009, we recognized a $13.7 million increase in our foreign currency translation adjustment account compared to December 28, 2008, primarily because of the strengthening of the Euro, British Pound Sterling, Australian dollar and Canadian dollar against the U.S. dollar.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at July 5, 2009. The values that result from these computations are compared with the market values of these financial instruments at July 5, 2009. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of July 5, 2009, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $14.2 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $15.0 million.

As of July 5, 2009, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.5 million or an increase in the fair value of our financial instruments of $7.8 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the second quarter of 2009.  For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of Shareholders

(a)       The Company held its annual meeting of shareholders on May 21, 2009.

(b)       Not applicable.

(c)       The matters considered at the annual meeting, and votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, relating to each matter are as follows:

(i)           Election of the following Directors (elected by plurality vote):

Class A	For	Withheld

Dianne Dillon-Ridgley	32,021,141	19,717,675
June M. Henton	28,603,267	23,135,549
Christopher G. Kennedy	32,037,906	19,700,910
K. David Kohler	37,939,258	13,799,558
Thomas R. Oliver	32,042,423	19,696,393

Class B	For	Withheld

Ray C. Anderson	5,554,429	0
Edward C. Callaway	5,554,429	0
Carl I. Gable	5,554,429	0
Daniel T. Hendrix	5,554,429	0
James B. Miller, Jr.	5,554,429	0
Harold M. Paisner	5,554,429	0

(ii)           Proposal to approve the Interface, Inc. Executive Bonus Plan:

For:	55,228,531
Against:	1,912,207
Abstain:	152,507
Non-Votes	0

(iii)           Proposal to ratify the appointment of BDO Seidman, LLP to serve as independent auditors for 2009:

For:	56,718,467
Against:	559,362
Abstain:	15,416
Non-Votes	0

(d)       Not applicable

Solicitation of Consents from Holders of 10.375% Senior Notes

(a)       Not applicable

(b)       Not applicable

(c)
In the second quarter of 2009, we solicited consents from the holders of our 10.375% Senior Notes due 2010 to certain amendments to the Indenture governing those Notes.  The amendments, which are memorialized in the Fourth Supplemental Indenture included below as Exhibit 4.1, eliminated substantially all of the restrictive covenants and certain events of default contained in the Indenture.  Of the $141.8 million aggregate principal amount of the 10.375% Senior Notes outstanding at the time of the solicitation, we received consents from holders representing an aggregate principal amount of $127.2 million (89.7%).  As a result, the Fourth Supplemental Indenture was executed on May 27, 2009.

(d)	Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

4.1
Fourth Supplemental Indenture, dated as of May 27, 2009, to the Indenture governing the Company’s 10.375% Senior Notes due 2010 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 27, 2009 and filed on June 2, 2009, previously filed with the Commission and incorporated herein by reference).

4.2
Indenture governing the Company’s 11 3/8% Senior Secured Notes due 2013 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 5, 2009 and filed on June 11, 2009, previously filed with the Commission and incorporated herein by reference).

4.3
Intercreditor Agreement, dated June 5, 2009, by and among the Company, Wachovia Bank, National Association, in its capacity as domestic agent and collateral agent under the Company’s domestic revolving credit facility, and U.S. Bank National Association, as collateral agent under the Indenture governing the Company’s 11 3/8% Senior Secured Notes due 2013 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 5, 2009 and filed on June 11, 2009, previously filed with the Commission and incorporated herein by reference).

4.4
Registration Rights Agreement related to the Company’s 11 3/8% Senior Secured Notes due 2013, dated as of June 5, 2009, among the Company, certain subsidiaries of the Company, as guarantors, and Banc of America Securities LLC, Citigroup Global Markets Inc., Wachovia Capital Markets, LLC and BB&T Capital Markets, a division of Scott & Stringfellow, LLC (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 5, 2009 and filed on June 11, 2009, previously filed with the Commission and incorporated herein by reference).

10.1
Interface, Inc. Executive Bonus Plan, adopted on February 25, 2009 (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2009 and filed on May 28, 2009, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: August 13, 2009	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.