Form 10-Q
period 2009-11-12
INTERFACE INC
filed 2009-11-12
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended October 4, 2009

Commission File Number 001-33994

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at November 6, 2009:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	56,504,428
Class B Common Stock, $.10 par value per share	6,754,016

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
 (IN THOUSANDS)
	OCT. 4, 2009	DEC. 28, 2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$105,938	$71,757
Accounts Receivable, Net	126,914	144,783
Inventories	119,744	128,923
Prepaid Expenses and Other Current Assets	19,219	21,070
Deferred Income Taxes	7,058	6,272
Assets of Business Held for Sale	2,150	3,150
TOTAL CURRENT ASSETS	381,023	375,955

PROPERTY AND EQUIPMENT, Less Accumulated Depreciation	163,321	160,717
DEFERRED TAX ASSET	45,910	42,999
GOODWILL	82,037	78,489
OTHER ASSETS	52,090	47,875
TOTAL ASSETS	$724,381	$706,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$41,357	$52,040
Accrued Expenses	96,901	102,592
Current Portion of Long-Term Debt	14,586	--
TOTAL CURRENT LIABILITIES	152,844	154,632

SENIOR NOTES	144,870	152,588
SENIOR SUBORDINATED NOTES	135,000	135,000
DEFERRED INCOME TAXES	7,208	7,506
OTHER	41,166	38,872
TOTAL LIABILITIES	481,088	488,598

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	--	--
Common Stock	6,318	6,316
Additional Paid-In Capital	342,289	339,776
Retained Earnings (Deficit)	(61,124)	(65,616)
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	(22,616)	(42,210)
Accumulated Other Comprehensive Income – Pension Liability	(30,255)	(28,770)
TOTAL SHAREHOLDERS' EQUITY – Interface, Inc.	234,612	209,496
Non-Controlling Interest in Subsidiary	8,681	7,941
TOTAL SHAREHOLDERS' EQUITY	243,293	217,437
	$724,381	$706,035

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	OCT. 4, 2009	SEPT. 28, 2008	OCT. 4, 2009	SEPT. 28, 2008

NET SALES	$218,364	$278,423	$628,969	$835,164
Cost of Sales	145,952	183,506	424,282	540,688
GROSS PROFIT ON SALES	72,412	94,917	204,687	294,476

Selling, General and Administrative Expenses	53,487	63,895	160,122	199,047
Income from Litigation Settlements	--	--	(5,926)	--
Restructuring Charge	--	--	7,627	--
OPERATING INCOME	18,925	31,022	42,864	95,429

Interest Expense	9,537	8,173	24,936	24,109
Bond Retirement Expenses	--	--	6,096	--
Other Expense	156	544	56	564

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	9,232	22,305	11,776	70,756
Income Tax Expense	3,542	8,461	5,661	26,323

Income from Continuing Operations	5,690	13,844	6,115	44,433
Loss from Discontinued Operations, Net of Tax	--	(5,154)	(650)	(5,154)
NET INCOME	5,690	8,690	5,465	39,279

Income Attributable to Non-Controlling Interest in Subsidiary	(233)	(260)	(495)	(851)
NET INCOME ATTRIBUTABLE TO INTERFACE, INC.	$5,457	$8,430	$4,970	$38,428

Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Basic
Continuing Operations	$0.09	$0.22	$0.09	$0.69
Discontinued Operations	--	(0.08)	(0.01)	(0.08)
Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Basic	$0.09	$0.13	$0.08	$0.61

Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Diluted
Continuing Operations	$0.09	$0.21	$0.09	$0.69
Discontinued Operations	--	(0.08)	(0.01)	(0.08)
Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Diluted	$0.09	$0.13	$0.08	$0.61

Common Shares Outstanding – Basic	63,190	63,052	63,197	62,950
Common Shares Outstanding – Diluted	63,487	63,341	63,258	63,262

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	OCT. 4, 2009	SEPT. 28, 2008	OCT. 4, 2009	SEPT. 28, 2008

Net Income	$5,690	$8,690	$5,465	$39,279
Other Comprehensive Income (Loss), Foreign
Currency Translation Adjustment and Pension Liability Adjustment	6,832	(19,098)	18,353	(8,266)
Comprehensive Income	$12,522	$(10,408)	$23,818	$31,013

Comprehensive Loss (Income) Attributable to Non-Controlling Interest in Subsidiary	(353)	(186)	(739)	(758)
Comprehensive Income (Loss) Attributable to Interface, Inc.	$12,169	$(10,594)	$23,079	$30,255

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	OCT. 4, 2009	SEPT. 28, 2008
OPERATING ACTIVITIES:
Net Income (Loss)	$5,465	$39,279
Loss from Discontinued Operations	650	5,154
Income from Continuing Operations	6,115	44,433
Adjustments to Reconcile Income to Cash Provided by Operating Activities:
Premiums Paid to Repurchase Senior Notes	5,264	--
Depreciation and Amortization	18,856	17,656
Deferred Income Taxes and Other	(3,863)	3,310
Working Capital Changes:
Accounts Receivable	27,535	10,286
Inventories	13,457	(21,781)
Prepaid Expenses	(1,104)	(549)
Accounts Payable and Accrued Expenses	(20,399)	(17,761)

CASH PROVIDED BY OPERATING ACTIVITIES:	45,861	35,594

INVESTING ACTIVITIES:
Capital Expenditures	(9,897)	(20,741)
Other	1,370	(5,636)

CASH USED IN INVESTING ACTIVITIES:	(8,527)	(26,377)

FINANCING ACTIVITIES:
Borrowing of Long-Term Debt	144,452	--
Repurchase of Senior Notes	(138,002)	--
Debt Issuance Costs	(6,161)	--
Premiums Paid to Repurchase Senior Notes	(5,264)	--
Proceeds from Issuance of Common Stock	58	1,393
Dividends Paid	(478)	(5,669)

CASH USED IN FINANCING ACTIVITIES:	(5,395)	(4,276)

Net Cash Provided by (Used in) Operating, Investing and
Financing Activities	31,939	4,941
Effect of Exchange Rate Changes on Cash	2,242	(1,795)

CASH AND CASH EQUIVALENTS:
Net Change During the Period	34,181	3,146
Balance at Beginning of Period	71,757	82,375

Balance at End of Period	$105,938	$85,521

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

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	Oct. 4, 2009	Dec. 28, 2008
	(In thousands)
Finished Goods	$63,087	$72,495
Work in Process	20,650	21,610
Raw Materials	36,007	34,818
	$119,744	$128,923

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

In the first quarter of 2009, the Company adopted a newly issued accounting standard, which requires the Company to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in basic and diluted EPS calculations when the inclusion of these shares would be dilutive.  As a result, the Company has included all of its outstanding restricted stock awards in the calculation of basic and diluted EPS for all periods presented.  This accounting standard also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed.  Common stock and unvested share-based payment awards earn dividends equally as shown in the table below:

	Three Months Ended		Nine Months Ended
	Oct. 4, 2009	Sept. 28, 2008	Oct. 4, 2009	Sept. 28, 2008

Earnings Per Share from Continuing Operations

Basic Earnings Per Share Attributable to
Common Shareholders:
Distributed Earnings	$0.01	$0.03	$0.01	$0.09
Undistributed Earnings	0.08	0.19	0.08	0.60
Total	$0.09	$0.22	$0.09	$0.69

Diluted Earnings Per Share Attributable to
Common Shareholders:
Distributed Earnings	$0.01	$0.03	$0.01	$0.09
Undistributed Earnings	0.08	0.18	0.08	0.60
Total	$0.09	$0.21	$0.09	$0.69

Earnings (Loss) Per Share from Discontinued Operations

Basic and Diluted Earnings (Loss) Per Share Attributable to
Common Shareholders:
Distributed Earnings	$--	$--	$--	$--
Undistributed Earnings (Loss)	--	(0.08)	(0.01)	(0.08)
Total	$--	$(0.08)	$(0.01)	$(0.08)

Basic Earnings (Loss) Per Share	$0.09	$0.13	$0.08	$0.61
Diluted Earnings (Loss) Per Share	$0.09	$0.13	$0.08	$0.61

The following table presents income from continuing operations and net income attributable to Interface, Inc. that was attributable to participating securities:

	Three Months Ended		Nine Months Ended
	Oct. 4, 2009	Sept. 28, 2008	Oct. 4, 2009	Sept. 28, 2008
		(In millions)
Income from Continuing Operations	$0.1	$0.3	$0.1	$1.0
Net Income Attributable to Interface, Inc.	0.1	0.2	0.1	0.9

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	Oct. 4, 2009	Sept. 28, 2008	Oct. 4, 2009	Sept. 28, 2008
		(In thousands)
Weighted Average Shares Outstanding	61,796	61,576	61,803	61,474
Participating Securities	1,394	1,476	1,394	1,476
Shares for Basic Earnings (Loss) Per Share	63,190	63,052	63,197	62,950
Dilutive Effect of Stock Options	297	289	61	312
Shares for Diluted Earnings (Loss) Per Share	63,487	63,341	63,258	63,262

For the quarters ended October 4, 2009, and September 28, 2008, options to purchase 292,000 and 220,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.  For the nine-month periods ended October 4, 2009 and September 28, 2008, options to purchase 1,358,000 and 195,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.

NOTE 4 – SEGMENT INFORMATION

Based on the quantitative thresholds specified in applicable accounting standards, the Company has determined that it has two reportable segments: (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, and (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses.  In 2007, the Company sold its former Fabrics Group business segment (see Note 9 for further information).  Accordingly, the Company has included the operations of the former Fabrics Group business segment in discontinued operations.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net sales, where intercompany sales have been eliminated. The chief operating decision-maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses.  Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment.  The nine-month period ended October 4, 2009 includes $5.9 million of income at the corporate level from litigation settlements.  Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Three Months Ended October 4, 2009
Net Sales	$194,107	$24,257	$218,364
Depreciation and Amortization	4,534	586	5,120
Operating Income (Loss)	20,292	(1,024)	19,268

Three Months Ended September 28, 2008
Net Sales	$242,986	$35,437	$278,423
Depreciation and Amortization	3,917	622	4,539
Operating Income	30,297	725	31,022

	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Nine Months Ended October 4, 2009
Net Sales	$557,127	$71,842	$628,969
Depreciation and Amortization	13,153	1,847	15,000
Operating Income (Loss)	44,442	(5,981)	38,461

Nine Months Ended September 28, 2008
Net Sales	$728,372	$106,792	$835,164
Depreciation and Amortization	11,277	1,762	13,039
Operating Income	96,530	2,514	99,044

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Nine Months Ended
	Oct. 4, 2009	Sept. 28, 2008	Oct. 4, 2009	Sept. 28, 2008
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$5,120	$4,539	$15,000	$13,039
Corporate depreciation and amortization	1,691	1,134	3,856	4,617
Reported depreciation and amortization	$6,811	$5,673	$18,856	$17,656

OPERATING INCOME
Total segment operating income	$19,268	$31,022	$38,461	$99,044
Corporate income, expenses and other reconciling amounts	(343)	--	4,403	(3,615)
Reported operating income	$18,925	$31,022	$42,864	$95,429

	Oct. 4, 2009	Dec. 28, 2008
ASSETS	(In thousands)
Total segment assets	$562,315	$569,913
Discontinued operations	2,150	3,150
Corporate assets and eliminations	159,916	132,972
Reported total assets	$724,381	$706,035

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

The Company may redeem all or a part of the Senior Secured Notes from time to time at a price equal to 100% of the principal amount plus a make-whole premium.  Prior to May 1, 2012, the Company may redeem up to 35% of the Senior Secured Notes with cash proceeds from specified equity offerings at a price equal to 111.375% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.  As of October 4, 2009, the balance of the Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $144.9 million.  The estimated fair value of the Senior Secured Notes as of October 4, 2009, based on then current market prices, was $162.0 million.

10.375% Senior Notes

In the first nine months of 2009, the Company repurchased $138.0 million aggregate principal amount of its 10.375% Senior Notes due 2010 (of which $127.2 million aggregate principal amount were repurchased in the second quarter of 2009 pursuant to the tender offer conducted by the Company).  As of October 4, 2009, the Company had $14.6 million in outstanding 10.375% Senior Notes.  The estimated fair value of the outstanding 10.375% Senior Notes as of October 4, 2009, based on then current market prices, was $14.8 million.

9.5% Senior Subordinated Notes

As of October 4, 2009, the Company had outstanding $135.0 million in 9.5% Senior Subordinated Notes.  The estimated fair value of the 9.5% Senior Subordinated Notes as of October 4, 2009, based on then current market prices, was $133.1 million.

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

The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.  As of October 4, 2009, there were zero borrowings and $8.8 million in letters of credit outstanding under the Facility.  As of October 4, 2009, the Company could have incurred $54.0 million of additional borrowings under the Facility.

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

Period	Maximum Amount in Euros (in millions)
October 1, 2009 – September 30, 2010	€26
October 1, 2010 –September 30, 2011	20
October 1, 2011 –September 30, 2012	14
From October 1, 2012	8

Interest on borrowings under the facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum.  Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued.  A facility fee of 0.5% per annum is payable with respect to the facility amount.  The facility is secured by liens on certain real property, personal property and other assets of our principal European subsidiaries.  The facility also includes certain financial covenants (which require the borrowers and their subsidiaries to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability (and the ability of certain of the borrowers’ subsidiaries) to take certain actions.  As of October 4, 2009, there were no borrowings outstanding under this facility.

Other Lines of Credit

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $10.4 million of lines of credit available.  As of October 4, 2009, there were no borrowings outstanding under these lines of credit.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Awards

In accordance with accounting standards, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  Under applicable accounting standards, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model.  The Company continues to use the Black-Scholes model.  Accounting standards require that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its stock compensation expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

During the first nine months of 2009 and 2008, the Company recognized stock option compensation costs of $1.0 million and $0.5 million, respectively.  In the third quarters of 2009 and 2008, the Company recognized stock option compensation costs of $0.4 million and $0.2 million, respectively. The remaining unrecognized compensation cost related to unvested stock option awards at October 4, 2009, approximated $1.4 million, and the weighted average period of time over which this cost will be recognized is approximately one and one-half years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first nine months of fiscal years 2009 and 2008:

	Nine Months Ended Oct. 4, 2009	Nine Months Ended Sept. 28, 2008
Risk free interest rate	1.6%	3.9%
Expected life	5.5 years	3.25 years
Expected volatility	61%	61%
Expected dividend yield	2.6%	0.57%

The weighted average grant date fair value of stock options granted during the first nine months of fiscal 2009 was $1.91 per share.

The following table summarizes stock options outstanding as of October 4, 2009, as well as activity during the nine months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2008	679,000	$7.43
Granted	1,060,000	4.30
Exercised	57,000	4.24
Forfeited or canceled	50,000	6.76
Outstanding at October 4, 2009 (a)	1,632,000	$5.71

Exercisable at October 4, 2009 (b)	502,000	$7.60

(a) At October 4, 2009, the weighted average remaining contractual life of options outstanding was 6.8 years.
(b) At October 4, 2009, the weighted average remaining contractual life of options exercisable was 2.1 years.

At October 4, 2009, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $5.2 million and $1.2 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first nine months of fiscal years 2009 and 2008 are provided in the following table:

	Nine Months Ended
	Oct. 4, 2009	Sept. 28, 2008
	(In millions)
Proceeds from stock options exercised	$0.1	$1.4
Intrinsic value of stock options exercised	$0.2	$1.7

Restricted Stock Awards

During the nine months ended October 4, 2009, and September 28, 2008, the Company granted restricted stock awards for 27,000 and 1,012,000 shares, respectively, of Class B common stock.  These awards (or a portion thereof) vest with respect to each recipient over a three to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $1.5 million and $4.6 million for the nine months ended October 4, 2009, and September 28, 2008, respectively.  Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of October 4, 2009, and during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2008	1,550,000	$12.70
Granted	27,000	4.31
Vested	163,000	8.62
Forfeited or canceled	20,000	14.13
Outstanding at October 4, 2009	1,394,000	$13.04

As of October 4, 2009, the unrecognized total compensation cost related to unvested restricted stock was $11.0 million.  That cost is expected to be recognized by the end of 2012.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended October 4, 2009, and September 28, 2008, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	Oct. 4, 2009	Sept. 28, 2008	Oct. 4, 2009	Sept. 28, 2008
	(In thousands)		(In thousands)
Service cost	$584	$687	$1,655	$2,080
Interest cost	2,786	3,287	7,921	9,925
Expected return on assets	(2,685)	(3,830)	(7,642)	(11,569)
Amortization of prior service costs	22	--	62	--
Recognized net actuarial (gains)/losses	466	359	1,326	1,087
Net periodic benefit cost	$1,173	$503	$3,322	$1,523

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	Oct. 4, 2009	Sept. 28, 2008	Oct. 4, 2009	Sept. 28, 2008
	(In thousands)		(In thousands)
Service cost	$81	$67	$243	$201
Interest cost	271	237	812	712
Amortization of transition obligation	55	55	164	164
Amortization of prior service cost	12	12	36	36
Amortization of loss	70	74	209	221
Net periodic benefit cost	$489	$445	$1,464	$1,334

NOTE 8 – RESTRUCTURING CHARGES

2008 Restructuring Plan

In the fourth quarter of 2008, the Company committed to a restructuring plan intended to reduce costs across its worldwide operations, and more closely align the Company’s operations with reduced demand levels.  The reduction of the demand levels is primarily a result of the worldwide recession and the associated delays and reductions in the number of construction projects where the Company’s carpet products are used.  The plan primarily consists of ceasing manufacturing operations at its facility in Belleville, Canada, and reducing its worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration.  In connection with the restructuring plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $11.0 million.  The Company records its restructuring accruals under the provisions of the applicable accounting standards.  The restructuring charge is comprised of employee severance expense of $7.8 million, impairment of assets of $2.6 million, and other exit costs of $0.7 million (primarily related to lease exit costs and other closure activities).  Approximately $8.3 million of the restructuring charge will be cash expenditures, primarily severance expense.  Actions and expenses related to this plan were substantially completed in the first quarter of 2009.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2008	Costs Incurred in 2009	Balance at Oct. 4, 2009
	(In thousands)
Facilities consolidation	$2,559	$2,559	$--	$--
Workforce reduction	7,751	1,464	6,192	95
Other charges	665	--	261	404
	$10,975	$4,023	$6,453	$499

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$10,710	$120	$145	$10,975
Cumulative amounts incurred to date	10,211	120	145	10,476
Total amounts incurred in 2009	6,188	120	145	6,453

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charges	Costs Incurred in 2009	Balance at Oct. 4, 2009
	(In thousands)
Facilities consolidation	$970	$780	$190
Workforce reduction	5,873	2,719	3,154
Other charges	784	784	--
	$7,627	$4,283	$3,344

The table below details these restructuring activities undertaken in 2009 by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)
Total amounts expected to be incurred	$6,865	$762	$--	$7,627
Cumulative amounts incurred to date	3,521	762	--	4,283
Total amounts incurred 2009	3,521	762	--	4,283

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

Summary operating results for the above-described discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 4, 2009	Sept. 28, 2008	Oct. 4, 2009	Sept. 28, 2008
	(In thousands)		(In thousands)
Net sales	$--	$--	$--	$--
Loss on operations before taxes on income	--	(7,856)	(1,000)	(7,856)
Tax benefit	--	2,702	350	2,702
Loss on operations, net of tax	--	(5,154)	(650)	(5,154)

The loss on operations for the nine months ended October 4, 2009 reflects charges taken to reduce the carrying value of long-lived assets to their approximate fair market value.

Assets and liabilities, including reserves, related to the above-described discontinued operations that were held for sale consist of the following:

	Oct. 4, 2009	Dec. 28, 2008
(In thousands)
Current assets	$--	$--
Property and equipment	2,150	3,150
Other assets	--	--
Current liabilities	--	--
Other liabilities	--	--

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $27.9 million and $32.3 million for the nine months ended October 4, 2009, and September 28, 2008, respectively.  Income tax payments amounted to $14.4 million and $19.3 million for the nine months ended October 4, 2009, and September 28, 2008, respectively.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”).  The Codification will become the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009.  The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

In May 2009, the FASB issued an accounting standard which establishes the general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires entities to disclose the date through which it has evaluated subsequent events and the basis for the date.  This standard is effective for interim and annual periods ending after June 15, 2009.  This standard was effective for the Company as of October 4, 2009.  The adoption of this standard did not have any significant impact on the Company’s financial statements.  The Company has evaluated subsequent events through November 12, 2009, the date of the filing of this Quarterly Report on Form 10-Q.

In June 2008, the FASB issued a new accounting standard regarding the determination of EPS. The FASB declared that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to a two-class method when dilutive. The standard became effective for the Company on December 29, 2008.  The adoption of this standard had the impact of a $0.01 reduction of basic and diluted EPS for the third quarter of 2008 and a $0.02 reduction of basic EPS and a $0.01 reduction of diluted EPS for the nine months ended September 28, 2008.  See Note 3, “Earnings (Loss) Per Share,” for more discussion on the adoption of this standard.

In March 2008, the FASB issued a new accounting standard intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance, and cash flows.  The effective date is for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements because the Company is not a party to any significant derivative transactions.

In December 2007, the FASB issued a new accounting standard which establishes standards of accounting and reporting of non-controlling interests in subsidiaries, previously known as minority interest, in consolidated financial statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control.  The standard requires an entity to present minority interests as a component of equity.  Additionally, the standard requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements.  This standard became effective beginning with the Company’s fiscal year 2009 and interim periods thereof.  The adoption of this standard resulted in a reclassification of $7.9 million and $8.7 million of minority interest to equity as of December 28, 2008, and October 4, 2009, respectively.  The Company also has adjusted its consolidated condensed statements of operations for the periods presented to reflect the income from the minority interest as a component of net income.  The adjustment resulted in a decrease in other expense of $0.3 million for the three-month period ended September 28, 2008.  The adjustment resulted in a decrease in other expense of $0.9 million for the nine-month period ended and September 28, 2008.

In December 2007, the FASB issued a new accounting standard which requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree.  The statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  The standard requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting.  This standard is effective for the fiscal year beginning after December 15, 2008.  The adoption of this standard did not have any significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued a new accounting standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  For financial assets subject to fair value measurements, the standard is effective for fiscal years beginning after November 15, 2007.  In November 2007, the FASB granted a deferral for the application of the standard with regard to non-financial assets until fiscal years beginning after November 15, 2008.  The adoption of the pronouncement for financial assets did not have a material impact on the Company’s consolidated financial statements.  The Company’s annual fair value measurement of its reporting units under step 1 of the goodwill impairment test represents the only significant fair value measurement on a recurring basis for which the Company expects to be impacted by the adoption of the standard with regard to non-financial assets in 2009.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

NOTE 12 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement.  In the first nine months of 2009, the Company increased its liability for unrecognized tax benefits by $1.1 million.  As of October 4, 2009, the Company had approximately $8.6 million accrued for unrecognized tax benefits.

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 4, 2009

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)

Net sales	$151,163	$92,493	$--	$(25,292)	$218,364
Cost of sales	113,712	57,532	--	(25,292)	145,952
Gross profit on sales	37,451	34,961	--	--	72,412
Selling, general and administrative expenses	23,456	25,514	4,517	--	53,487
Income from litigation settlements	--	--	--	--	--
Restructuring charge	--	--	--	--	--
Operating income	13,995	9,447	(4,517)	--	18,925
Interest/Other expense	6,064	1,650	1,979	--	9,693
Bond retirement expenses	--	--	--	--	--
Income (loss) before taxes on income and equity in income of subsidiaries	7,931	7,797	(6,496)	--	9,232
Income tax expense (benefit)	3,122	2,977	(2,557)	--	3,542
Equity in income (loss) of subsidiaries	--	--	9,396	(9,396)	--
Income (loss) from continuing operations	4,809	4,820	5,457	(9,396)	5,690
Loss on discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	4,809	4,820	5,457	(9,396)	5,690
Income attributable to non-controlling interest in subsidiary	--	(233)	--	--	(233)
Net income (loss) attributable to Interface, Inc.	$4,809	$4,587	$5,457	$(9,396)	$5,457

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 4, 2009

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)

Net sales	$394,116	$311,074	$--	$(76,221)	$628,969
Cost of sales	294,841	205,662	--	(76,221)	424,282
Gross profit on sales	99,275	105,412	--	--	204,687
Selling, general and administrative expenses	68,033	77,480	14,609	--	160,122
Income from litigation settlements	--	--	(5,926)	--	(5,926)
Restructuring charges	3,960	3,667	--	--	7,627
Operating income (loss)	27,282	24,265	(8,683)	--	42,864
Interest/Other expense	16,273	4,999	3,720	--	24,992
Bond retirement expenses	--	--	6,096	--	6,096
Income (loss) before taxes on income and equity in income of subsidiaries	11,009	19,266	(18,499)	--	11,776
Income tax expense (benefit)	4,382	6,880	(5,601)	--	5,661
Equity in income (loss) of subsidiaries	--	--	17,868	(17,868)	--
Income (loss) from continuing operations	6,627	12,386	4,970	(17,868)	6,115
Income (loss) on discontinued operations, net of tax	--	(650)	--	--	(650)
Net income (loss)	6,627	11,736	4,970	(17,868)	5,465
Income attributable to non-controlling interest in subsidiary	--	(495)	--	--	(495)
Net income (loss) attributable to Interface, Inc.	$6,627	$11,241	$4,970	$(17,868)	$4,970

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 4, 2009

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$184	$37,696	$68,058	$--	$105,938
Accounts receivable	54,571	70,324	2,019	--	126,914
Inventories	66,986	52,758	--	--	119,744
Prepaids and deferred income taxes	8,158	12,336	5,783	--	26,277
Assets of business held for sale	--	2,150	--	--	2,150
Total current assets	129,899	175,264	75,860	--	381,023
Property and equipment less accumulated depreciation	76,478	82,002	4,841	--	163,321
Investment in subsidiaries	268,761	200,750	17,123	(486,634)	--
Goodwill	6,954	75,083	--	--	82,037
Other assets	8,110	13,198	76,692	--	98,000
	$490,202	$546,297	$174,516	$(486,634)	$724,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$43,468	$74,072	$35,304	$--	$152,844
Senior secured notes and senior subordinated notes	--	--	279,870	--	279,870
Deferred income taxes	1,614	9,894	(4,300)	--	7,208
Other	2,506	11,874	26,786	--	41,166
Total liabilities	47,588	95,840	337,660	--	481,088

Common stock	94,145	102,199	6,318	(196,344)	6,318
Additional paid-in capital	249,302	12,525	342,289	(261,827)	342,289
Retained earnings (deficit)	100,084	369,282	(502,027)	(28,463)	(61,124)
Foreign currency translation adjustment	(917)	(14,551)	(7,148)	--	(22,616)
Pension liability	--	(27,679)	(2,576)	--	(30,255)
Non-controlling interest in subsidiary	--	8,681	--	--	8,681
	$490,202	$546,297	$174,516	$(486,634)	$724,381

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS
ENDED OCTOBER 4, 2009

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used for) operating activities	$12,976	$32,750	$(2,901)	$3,036	$45,861
Cash flows from investing activities:
Purchase of plant and equipment	(4,399)	(5,206)	(292)	--	(9,897)
Other	(413)	2,004	(221)	--	1,370
Net cash used for investing activities	(4,812)	(3,202)	(513)	--	(8,527)
Cash flows from financing activities:
Issuance of Senior Secured Notes	--	--	144,452	--	144,452
Repurchase of Senior Notes	--	--	(138,002)	--	(138,002)
Debt issuance costs	--	--	(6,161)	--	(6,161)
Premiums paid to repurchase Senior Notes	--	--	(5,264)	--	(5,264)
Other	(9,014)	(20,557)	32,357	(2,786)	--
Proceeds from issuance of common stock	--	--	58	--	58
Dividends paid	252	(2)	(478)	(250)	(478)
Net cash provided by (used for) financing activities	(8,762)	(20,559)	26,962	(3,036)	(5,395)
Effect of exchange rate change on cash	--	2,242	--	--	2,242
Net increase (decrease) in cash	(598)	11,231	23,548	--	34,181
Cash at beginning of period	782	26,465	44,510	--	71,757
Cash at end of period	$184	$37,696	$68,058	$--	$105,938

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, under Item 7 of that Form 10-K.  Our discussions here focus on our results during the quarter and nine months ended, or as of, October 4, 2009, and the comparable periods of 2008 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time.  These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

Restructuring Plans

2008 Restructuring Plan

In the fourth quarter of 2008, we committed to a restructuring plan intended to reduce costs across our worldwide operations, and more closely align our operations with reduced demand levels.  The reduction of the demand levels is primarily a result of the worldwide recession and the associated delays and reductions in the number of construction projects where our carpet products are used.  The plan primarily consists of ceasing manufacturing operations at our facility in Belleville, Canada, and reducing our worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration.  In connection with the restructuring plan, we recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $11.0 million.  We record our restructuring accruals under the provisions of the applicable accounting standards.  The restructuring charge is comprised of employee severance expense of $7.8 million, impairment of assets of $2.6 million, and other exit costs of $0.7 million (primarily related to lease exit costs and other closure activities).  Approximately $8.3 million of the restructuring charge will be cash expenditures, primarily severance expense.  Actions and expenses related to this plan were substantially completed in the first quarter of 2009, and the plan is expected to yield annualized cost savings of approximately $30 million.

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

Discontinued Operations

In 2007, we sold our Fabrics Group business segment.  In accordance with applicable accounting standards, we have reported the results of operations for the former Fabrics Group business segment for all periods reflected herein, as “discontinued operations.”  Consequently, our discussion of revenues or sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes this discontinued operation unless we indicate otherwise.

Our discontinued operations had no net sales and no income or loss in the three month period ended October 4, 2009, and had no net sales and a loss of $0.7 million in the nine-month period ended October 4, 2009 (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”).  Our discontinued operations had no net sales in the three-month and nine month periods ended September 28, 2008.  Loss from operations of these businesses, net of tax, was $5.2 million in each of the three-month and nine-month periods ended September 28, 2008.  Included in this loss from discontinued operations were after-tax charges of $4.2 million and $0.9 million related to a reserve placed on the additional contingent purchase price from the sale of the Fabrics Group business segment and the impairment of certain assets remaining from the segment, respectively.

General

During the quarter ended October 4, 2009, we had net sales of $218.4 million, compared with net sales of $278.4 million in the third quarter last year.  Fluctuations in currency exchange rates negatively impacted 2009 third quarter sales by 3% (approximately $8.0 million), compared with the prior year period.  During the first nine months of fiscal 2009, we had net sales of $629.0 million, compared with net sales of $835.2 million in the first nine months of last year.  Fluctuations in currency exchange rates negatively impacted sales in the first nine months of 2009 by 6% (approximately $50 million), compared with the prior year period.

Included in our results for the nine-month period ended October 4, 2009 is $6.1 million of costs related to the tender offer for our 10.375% Senior Notes in the second quarter of 2009.  In addition, this nine-month period also includes income of $5.9 million related to settlements of litigation.  The $5.9 million of income from litigation settlements is the net amount after deducting all legal fees and related expenses.  The Company received $16.0 million of gross proceeds from these settlements.

During the third quarter of 2009, we had net income attributable to Interface, Inc. of $5.5 million, or $0.09 per diluted share, compared with net income attributable to Interface, Inc. of $8.4 million, or $0.13 per diluted share, in the third quarter last year.  Income from continuing operations in the third quarter of 2009 was $5.7 million, or $0.09 per diluted share, compared with income from continuing operations of $13.8 million, or $0.21 per diluted share, in the third quarter of 2008.

During the nine months ended October 4, 2009, we had net income attributable to Interface, Inc. of $5.0 million, or $0.08 per diluted share, compared with net income attributable to Interface, Inc. of $38.4 million, or $0.61 per diluted share, in the first nine months of last year.  Income from continuing operations was $6.1 million, or $0.09 per diluted share, in the nine months ended October 4, 2009, compared with income from continuing operations of $44.4 million, or $0.69 per diluted share, in the first nine months of 2008.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended October 4, 2009, and September 28, 2008, respectively:

	Three Months Ended		Nine Months Ended
	Oct. 4, 2009	Sept. 28, 2008	Oct. 4, 2009	Sept. 28, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.8	65.9	67.5	64.7
Gross profit on sales	33.2	34.1	32.5	35.3
Selling, general and administrative expenses	24.5	22.9	25.5	23.8
Income from litigation settlements	--	--	(0.9)	--
Restructuring charge	--	--	1.2	--
Operating income	8.7	11.1	6.8	11.4
Bond retirement expenses	--	--	1.0	--
Interest/Other expenses	4.4	3.1	4.0	3.0
Income from continuing operations before tax expense	4.2	8.0	1.9	8.5
Income tax expense	1.6	3.0	0.9	3.2
Income from continuing operations	2.6	5.0	1.0	5.3
Discontinued operations, net of tax	--	1.9	0.1	0.6
Net income	2.6	3.1	0.9	4.7
Net income (loss) attributable to Interface, Inc.	2.5	3.0	0.8	4.6

Below we provide information regarding net sales for each of our operating segments, and analyze those results for the three-month and nine-month periods ended October 4, 2009, and September 28, 2008, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month and nine-month periods ended October 4, 2009, and September 28, 2008, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	Oct. 4, 2009	Sept. 28, 2008	Change
	(In thousands)
Modular Carpet	$194,107	$242,986	(20.1%)
Bentley Prince Street	24,257	35,437	(31.5%)
Total	$218,364	$278,423	(21.6%)

	Nine Months Ended		Percentage
Net Sales By Segment	Oct. 4, 2009	Sept. 28, 2008	Change
	(In thousands)
Modular Carpet	$557,127	$728,372	(23.5%)
Bentley Prince Street	71,842	106,792	(32.7%)
Total	$628,969	$835,164	(24.7%)

Modular Carpet Segment.  For the quarter ended October 4, 2009, net sales for the modular carpet segment decreased $48.9 million (20.1%) versus the comparable period in 2008.  This decline is primarily attributable to the reduced order activity for renovation and construction projects as a result of the worldwide financial and credit crisis. On a geographic basis, sales in the Americas and Asia-Pacific were down 9% and 20%, respectively.  Sales in Europe were down 32% in local currency and 35% as reported in U.S. dollars as a result of the continued strengthening of the U.S. dollar versus the Euro and British Pound Sterling on a year-over-year basis.  The decline in the corporate office segment (down 31%) was the primary driver of the decrease in sales.  The impact of this decline was somewhat mitigated as a result of our market diversification strategy, as we saw increases in our retail (up 11%) and government (up 9%) segments.

For the nine months ended October 4, 2009, net sales for the modular carpet segment decreased $171.2 million (23.5%) versus the comparable period in 2008.  This decline is primarily attributable to the reduced order activity for renovation and construction projects as a result of the worldwide financial and credit crisis.  On a geographic basis, sales in the Americas and Asia-Pacific were down 15% and 26%, respectively.  Sales in Europe were down 25% in local currency and 33% as reported in U.S. dollars as a result of the continued strengthening of the U.S. dollar versus the Euro and British Pound Sterling on a year-over-year basis.  The decline in the corporate office segment (down 33%) was the primary driver of the decrease in sales.  The impact of this decline was somewhat mitigated as a result of our market diversification strategy, as we saw lesser declines in government (1% decline) and education (14% decline) segments.

Bentley Prince Street Segment.  In our Bentley Prince Street segment, net sales for the quarter ended October 4, 2009 decreased $11.2 million (31.5%) versus the comparable period in 2008.  This decrease is primarily attributable to the reduced order activity for renovation and construction projects as a result of the worldwide financial and credit crisis, as well as the general market movement away from broadloom carpet and toward carpet tile.  The sales decrease at Bentley Prince Street occurred in corporate (10% decline) and non-corporate segments, particularly in the hospitality (79% decline) and residential (79% decline) segments.

For the nine months ended October 4, 2009, net sales in our Bentley Prince Street segment decreased $35.0 million (32.7%) versus the comparable period in 2008.  This decrease is primarily attributable to the downturn in demand in response to the worldwide financial and credit crisis, as well as the general market movement away from broadloom carpet and toward carpet tile.  This decrease at Bentley Prince Street occurred across all market segments, particularly in the corporate (down 25%), hospitality (down 76%) and residential (down 68%) market segments.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 4, 2009, and September 28, 2008, respectively:

	Three Months Ended		Percentage
Cost and Expenses	Oct. 4, 2009	Sept. 28, 2008	Change
	(In thousands)
Cost of sales	$145,952	$183,506	(20.5%)
Selling, general and administrative expenses	53,487	63,895	(16.3%)
Total	$199,439	$247,401	(19.4%)

	Nine Months Ended		Percentage
Cost and Expenses	Oct. 4, 2009	Sept. 28, 2008	Change
	(In thousands)
Cost of sales	$424,282	$540,688	(21.5%)
Selling, general and administrative expenses	160,122	199,047	(19.6%)
Total	$584,404	$739,735	(21.0%)

For the quarter ended October 4, 2009, our cost of sales decreased $37.5 million (20.5%) versus the comparable period in 2008.  Fluctuations in currency exchange rates accounted for approximately 3% ($5 million) of the decrease.  The primary components of the $37.5 million decrease in cost of sales were reductions in raw materials costs (approximately $25 million decrease) and labor costs (approximately $4 million decrease) due mostly to lower production volumes in the third quarter of 2009.  Our raw materials prices in the third quarter of 2009 were approximately 3-5% lower than those in the third quarter of 2008.  As a percentage of net sales, cost of sales increased to 66.8% for the quarter ended October 4, 2009, versus 65.9% in the comparable period in 2008.  This percentage increase was due to under-absorption of fixed overhead costs associated with the lower production volumes.  However, as a result of our restructuring initiatives discussed above, our cost of sales as a percentage of net sales in the third quarter of 2009 (66.8%) improved when compared with the second quarter of 2009 (67.3%).

For the nine months ended October 4, 2009, our cost of sales decreased $116.4 million (21.5%) versus the comparable period in 2008.  Fluctuations in currency exchange rates accounted for approximately 5% ($31 million) of the decrease.  The primary components of the $116.4 million decrease in cost of sales were reductions in raw materials costs (approximately $78 million decrease) and labor costs (approximately $12 million decrease) due mostly to lower production volumes in the first nine months of 2009.  Our raw materials prices in the first nine months of 2009 were approximately 3-5% lower than those in the first nine months of 2008.  As a percentage of net sales, cost of sales increased to 67.5% for the nine months ended October 4, 2009, from 64.7% in the comparable period in 2008.  This percentage increase was due to under-absorption of fixed overhead costs associated with the lower production volumes.

For the quarter ended October 4, 2009, our selling, general and administrative expenses decreased $10.4 million (16.3%) versus the comparable period in 2008. Fluctuations in currency exchange rates accounted for approximately 4% ($3 million) of the decrease.  The primary components of the $10.4 million decrease in selling, general and administrative expenses were (1) a $6.3 million reduction in selling costs associated with the decline in sales volume, and (2) a $4.1 million reduction in marketing expense as programs were cut or reduced to better match anticipated demand.  Due to our lower sales volumes in the current year period, as a percentage of net sales, selling, general and administrative expenses increased to 24.5% for the three months ended October 4, 2009, versus 22.9% for the comparable period in 2008.

For the nine months ended October 4, 2009, our selling, general and administrative expenses decreased $38.9 million (19.6%) versus the comparable period in 2008.  Fluctuations in currency exchange rates accounted for approximately 7% ($15 million) of the decrease.  The primary components of the $38.9 million decrease in selling, general and administrative expenses were (1) an $18.8 million reduction in selling costs associated with the decline in sales volume, (2) a $12.2 million reduction in marketing expense as programs were cut or reduced to better match anticipated demand, and (3) a $1.6 million reduction in incentive compensation as performance goals were not achieved to the same degree as they were in the comparable period in 2008.  Due to our lower sales volumes in the current year period, as a percentage of net sales, selling, general and administrative expenses increased to 25.5% for the nine months ended October 4, 2009, versus 23.8% for the comparable period in 2008.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	Oct. 4, 2009	Sept. 28, 2008	Change
	(In thousands)
Modular Carpet	$173,815	$212,689	(18.3%)
Bentley Prince Street	25,281	34,712	(27.2%)
Corporate Expenses and Eliminations	343	--	*
Total	$199,439	$247,401	(19.4%)
*not meaningful

Cost of Sales and Selling, General and	Nine Months Ended		Percentage
Administrative Expenses (Combined)	Oct. 4, 2009	Sept. 28, 2008	Change
	(In thousands)
Modular Carpet	$505,819	$631,842	(19.9%)
Bentley Prince Street	77,061	104,278	(26.1%)
Corporate Expenses and Eliminations	1,524	3,615	(57.8%)
Total	$584,404	$739,735	(21.0%)

Interest Expenses

For the three-month period ended October 4, 2009, interest expense increased $1.3 million to $9.5 million, versus $8.2 million in the comparable period in 2008.  For the nine-month period ended September 28, 2008, interest expense increased $0.8 million to $24.9 million, versus $24.1 million in the comparable period in 2008.  These increases were due primarily to the issuance of our $150 million aggregate principal amount of 11 3/8% Senior Secured Notes in June 2009, because (1) the 11 3/8% Senior Secured Notes bear interest at a higher rate than the 10.375% Senior Notes, of which $138.0 million were repurchased in the first nine months of 2009, and (2) the 11 3/8% Senior Secured Notes were sold at a discount, which is being amortized into interest expense over the life of the notes.

Liquidity and Capital Resources

General

At October 4, 2009, we had $105.9 million in cash.  At that date, we had no borrowings and $8.8 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility.  As of October 4, 2009, we could have incurred $54.0 million of additional borrowings under our domestic revolving credit facility and €26.0 million (approximately $38.1 million) of additional borrowings under our European credit facility.  In addition, we could have incurred an additional $10.4 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the nine-month period ended October 4, 2009, were (1) $144.5 million from the issuance of our $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013, (2) $27.5 million from a reduction of accounts receivable, and (3) $16.0 million from settlements of litigation.  Our primary uses of cash during this period were (1) $138.0 million used to repurchase a portion of our 10.375% Senior Notes ($127.2 million aggregate principal amount of these notes were repurchased pursuant to a tender offer conducted in connection with the issuance of the new 11 3/8% Senior Secured Notes described above), (2) $20.4 million as a reduction in accounts payable and accruals, (3) $9.9 million for capital expenditures, (4) $6.2 million for debt issuance costs in connection with the 11 3/8% Senior Secured Notes described above, and (5) $5.3 million for premiums paid in connection with the repurchase of our 10.375% Senior Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, under Item 7A of that Form 10-K.  Our discussion here focuses on the period ended October 4, 2009, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K.  This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At October 4, 2009, we recognized a $19.6 million increase in our foreign currency translation adjustment account compared with December 28, 2008, primarily because of the strengthening of the Euro, British Pound Sterling, Australian dollar and Canadian dollar against the U.S. dollar.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at October 4, 2009. The values that result from these computations are compared with the market values of these financial instruments at October 4, 2009. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of October 4, 2009, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $14.4 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $15.5 million.

As of October 4, 2009, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10.1 million or an increase in the fair value of our financial instruments of $8.2 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the third quarter of 2009.  For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1
Amendment and Partial Assignment of Split-Dollar Agreement (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 3, 2009 and filed on September 9, 2009, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: November 12, 2009	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.