Form 10-K
INTERFACE INC
filed 2010-03-16
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2010

Commission File No.: 001-33994

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 2, 2009 (assuming conversion of Class B Common Stock into Class A Common Stock):  $339,520,732 (57,351,475 shares valued at the last sales price of $5.92 on July 2, 2009). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of March 1, 2010:

Class	Number of Shares
Class A Common Stock, $0.10 par value per share	56,721,192
Class B Common Stock, $0.10 par value per share	6,596,352

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

Introduction and General

We are a worldwide leader in design, production and sales of modular carpet, and a manufacturer, marketer and servicer of select other floorcovering products for the commercial, institutional and residential markets. In recent years, modular carpet sales growth in the floorcovering industry has significantly outpaced the growth of the overall industry, as architects, designers and end users increasingly recognized the unique and superior attributes of modular carpet, including its dynamic design capabilities, greater economic value (which includes lower costs as a result of reduced waste in both installation and replacement), and installation ease and speed. Our Modular Carpet segment sales, which do not include modular carpet sales in our Bentley Prince Street segment, grew from $646.2 million to $765.3 million during the 2005 to 2009 period, representing a 4% compound annual growth rate.

Our Bentley Prince Street® brand is a leader in the high-end, designer-oriented sector of the broadloom market segment, where custom design and high quality are the principal specifying and purchasing factors.

As a global company with a reputation for high quality, reliability and premium positioning, we market products in over 110 countries under established brand names such as InterfaceFLOR®, Heuga®, Bentley Prince Street and FLOR® in modular carpet; Bentley Prince Street and Prince Street House and Home™ in broadloom carpet; and Intersept® in antimicrobial chemicals. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 58%, 30% and 12%, respectively, for fiscal year 2009.

 Capitalizing on our leadership in modular carpet for the corporate office segment, we embarked on a market diversification strategy in 2001 to increase our presence and market share for modular carpet in non-corporate office market segments, such as government, education, healthcare, hospitality and retail space, which combined are almost twice the size of the approximately $1 billion U.S. corporate office segment. In 2003, we expanded our diversification strategy to target the approximately $11 billion U.S. residential market segment for carpet. As a result, our mix of corporate office versus non-corporate office modular carpet sales in the Americas shifted to 40% and 60%, respectively, for 2009 compared with 64% and 36%, respectively, in 2001. (Company-wide, our mix of corporate office versus non-corporate office sales was 55% and 45%, respectively, in 2009.)  We believe the appeal and utilization of modular carpet is growing in each of these non-corporate office segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these new segments around the world.

In the fourth quarter of 2008, and particularly in November and December, the worldwide financial and credit crisis caused many corporations, governments and other organizations to delay or curtail spending on renovation and construction projects where our carpet is used.  This downturn negatively impacted our performance. In the fourth quarter of 2008, we announced a restructuring plan pursuant to which we ceased manufacturing operations at our facility in Canada and reduced our worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration.  In the first and second quarters of 2009, we announced further restructuring plans to further align our cost structure with market demand for our products, resulting in the reduction of an additional 370 employees worldwide.  The employee reductions amounted to about 23% of our worldwide workforce.  These plans have reduced costs across our worldwide operations, and more closely aligned our operations with the decreased demand levels that we have experienced since the fourth quarter of 2008.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment. We are the world’s leading manufacturer of carpet tile. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users have become more familiar with its unique attributes. We continue to drive this trend with our product innovations and designs discussed below. According to the 2009 Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was ranked as the number one “hot product” for the eighth consecutive year. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership. Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace. Our established brand names in carpets are leaders in the industry. The 2009 Floor Focus survey ranked our InterfaceFLOR brand first or second in each of the survey categories of quality, performance, value, service and design. InterfaceFLOR also ranked second in the category of “best overall business experience” for carpet companies in this survey. On the international front, InterfaceFLOR and Heuga are well-recognized brand names in carpet tiles for commercial, institutional and residential use.   More generally, as the appeal and utilization of modular carpet continues to expand into new market segments such as education, hospitality and retail space, our reputation as the pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets.

Innovative Product Design and Development Capabilities. Our product design and development capabilities have long given us a significant competitive advantage, and they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our best design innovations is our i2™ modular product line, which includes our popular Entropy® product for which we received a patent in 2005 on the key elements of its design. The i2 line introduced and features mergeable dye lots, and includes carpet tile products designed to be installed randomly without reference to the orientation of neighboring tiles.  The i2 line offers cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. Our i2 line of products, which now comprises approximately 40% of our total U.S. modular carpet business, represents a differentiated category of smart, environmentally sensitive and stylish modular carpet, and Entropy has been the fastest growing product in our history. The award-winning design firm David Oakey Designs had a pivotal role in developing our i2 product line, and our long-standing exclusive relationship with David Oakey Designs remains vibrant and augments our internal research, development and design staff. Another recent innovation is our patent-pending TacTiles® carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles, thus eliminating the need for traditional carpet adhesive and resulting in a reduction in installation time and waste materials.

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

Recognized Global Leadership in Ecological Sustainability. Our long-standing goal and commitment to be ecologically “sustainable” — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — has emerged as a competitive strength for our business and remains a strategic initiative. It now includes Mission Zero®, our global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us with a differentiating advantage in competing for business among architects, designers and end users of our products, who increasingly make purchase decisions based on “green” factors. The 2009 Floor Focus survey, which named our InterfaceFLOR business the top among “Green Leaders” and gave us the top honors for “Green Kudos”, found that 67% of the designers surveyed consider sustainability an added benefit and 30% consider it a “make or break” issue when deciding what products to recommend or purchase.

Strong Operating Leverage Position. Our operating leverage, which we define as our ability to realize profit on incremental sales, is strong and allows us to increase earnings at a higher rate than our rate of increase in net sales. Our operating leverage position is primarily a result of (1) the specified, high-end nature and premium positioning of our principal products in the marketplace, and (2) the mix of fixed and variable costs in our manufacturing processes that allow us to increase production of most of our products without significant increases in capital expenditures or fixed costs.  For example, while net sales from our Modular Carpet segment increased from $646.2 million in 2005 to $930.7 million in 2007 (a period in which our industry and business were recovering from a prior downturn), our operating income from that segment increased from $77.4 million (12.0% of net sales) in 2005 to $133.7 million (14.4% of net sales) in 2007.

Experienced and Motivated Management and Sales Force. An important component of our competitive position is the quality of our management team and its commitment to developing and maintaining an engaged and accountable workforce. Our team is highly skilled and dedicated to guiding our overall growth and expansion into our targeted market segments, while maintaining our leadership in traditional markets and our high contribution margins. We utilize an internal marketing and predominantly commissioned sales force of approximately 700 experienced personnel, stationed at over 70 locations in over 30 countries, to market our products and services in person to our customers. We have also developed special features for our incentive compensation and our sales and marketing training programs in order to promote performance and facilitate leadership by our executives in strategic areas.

Our Business Strategy and Principal Initiatives

Our business strategy is (1) to continue to use our leading position in the modular carpet market segment and our product design and global made-to-order capabilities as a platform from which to drive acceptance of modular carpet products across several industry segments, while maintaining our leadership position in the corporate office market segment, and (2) to return to our historical profit levels in the high-end, designer-oriented sector of the broadloom carpet market. We will seek to increase revenues and profitability by capitalizing on the above strengths and pursuing the following key strategic initiatives:

Continue to Penetrate Non-Corporate Office Market Segments. We will continue our strategic focus on product design and marketing and sales efforts for non-corporate office market segments such as government, education, healthcare, hospitality, retail and residential space. We began this initiative as part of our market diversification strategy in 2001 (when our initial objective was reducing our exposure to the more severe economic cyclicality of the corporate office segment), and it has become a principal strategy generally for growing our business and enhancing profitability. We have shifted our mix of corporate office versus non-corporate office modular carpet sales in the Americas to 40% and 60%, respectively, for fiscal 2009 from 64% and 36%, respectively, in fiscal 2001. To implement this strategy, we:

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

As part of this strategy, we launched our FLOR and Prince Street House and Home lines of products in 2003 to focus on the approximately $11 billion U.S. residential carpet market segment. These products were specifically created to bring high style modular and broadloom floorcovering to the U.S. residential market.  FLOR is offered by many specialty retailers, over the Internet and in a number of major retail catalogs. Through such direct and indirect retailing, FLOR sales have grown more than 50% from 2005 to 2009. Prince Street House and Home brings new colors and patterns to the high-end consumer market with a collection of broadloom carpet and rugs sold through hundreds of retail stores and interior designers. Through agreements between our FLOR brand and both Martha Stewart Living Omnimedia and the national homebuilder KB Home, we are further expanding our penetration of the U.S. residential market with a line of Martha Stewart-branded carpet tiles. Through our Heuga Home division, we have been increasing our marketing of modular carpet to the residential segment of international soft floorcovering markets, the size of which we believe to be approximately $2.3 billion in Western Europe alone.

Penetrate Expanding Geographic Markets for Modular Products. The popularity of modular carpet continues to increase compared with other floorcovering products across most markets, internationally as well as in the United States. While maintaining our leadership in the corporate office segment, we will continue to build upon our position as the worldwide leader for modular carpet in order to promote sales in all market segments globally. A principal part of our international focus – which utilizes our global marketing capabilities and sales infrastructure – is the significant opportunities in several emerging geographic markets for modular carpet. Some of these markets, such as China, India and Eastern Europe, represent large and growing economies that are essentially new markets for modular carpet products. Others, such as Germany and Italy, are established markets that are transitioning to the use of modular carpet from historically low levels of penetration. Each of these emerging markets represents a significant growth opportunity for our modular carpet business. Our initiative to penetrate these markets will include drawing upon our internationally recognized InterfaceFLOR and Heuga brands.

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

Sustain Leadership in Product Design and Development. As discussed above, our leadership position for product design and development is a competitive advantage and key strength, especially in the modular carpet market segment, where our i2 products and recent TacTiles installation system have confirmed our position as an innovation leader. We will continue initiatives to sustain, augment and capitalize upon that strength to continue to increase our market share in targeted market segments. Our Mission Zero global branding initiative, which draws upon and promotes our ecological sustainability commitment, is part of those initiatives and includes placing our Mission Zero logo on many of our marketing and merchandising materials distributed throughout the world.

Use Strong Free Cash Flow Generation to De-leverage Our Balance Sheet.  Our principal businesses have been structured – including through our rationalization and repositioning initiatives over the past eight years – to yield high contribution margins and generate strong free cash flow (by which we mean cash available to apply towards debt service). Our historical investments in global manufacturing capabilities and mass customization techniques and facilities, which we have maintained, also contribute to our ability to generate substantial levels of free cash flow. We will use our strong free cash flow generation capability to continue to repay debt and strengthen our financial position. We will also continue to execute programs to reduce costs further and enhance free cash flow.  In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow if and when demand for our products rises.

Challenges

In order to capitalize on our strengths and to implement successfully our business strategy and the principal initiatives discussed above, we will have to handle successfully several challenges that confront us or that affect our industry in general. As discussed in the Risk Factors in Item 1A of this Report, several factors could make it difficult for us, including:

•	sales of our principal products have been and may continue to be affected by adverse economic cycles in the renovation and construction of commercial and institutional buildings;

•	we compete with a large number of manufacturers in the highly competitive commercial floorcovering products market, and some of these competitors have greater financial resources than we do;

•
our success depends significantly upon the efforts, abilities and continued service of our senior management executives and our principal design consultant, and our loss of any of them could affect us adversely;

•	our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results;

•	large increases in the cost of petroleum-based raw materials could adversely affect us if we are unable to pass these cost increases through to our customers;

•	unanticipated termination or interruption of any of our arrangements with our primary third party suppliers of synthetic fiber could have a material adverse effect on us; and

•	we have a significant amount of indebtedness, which could have important negative consequences to us.

We believe our business model is strong enough, and our strategic initiatives are properly calibrated, for us to handle these and other challenges we will encounter in our business.

Floorcovering Products and Services

Interface is the world’s largest manufacturer and marketer of modular carpet. We also manufacture and sell broadloom carpet, which generally consists of tufted carpet sold primarily in twelve-foot rolls, under the Bentley Prince Street brand. Our broadloom operations focus on the high quality, designer-oriented sector of the U.S. broadloom carpet market and select international markets.

Modular Carpet

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

Broadloom Carpet

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

Other Products

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

Marketing and Sales

We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we also emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including the InterfaceFLOR, FLOR and Heuga brands in modular carpet and Bentley Prince Street brand in broadloom carpet. Our exclusive consulting agreement with the award-winning, premier design firm David Oakey Designs enabled us to introduce more than 25 new carpet designs in the United States in 2009 alone.

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

Manufacturing

We manufacture carpet at three locations in the United States and at facilities in the Netherlands, the United Kingdom, Australia and Thailand.  In addition, we currently are constructing a new manufacturing facility in China that is expected to begin production in late 2010.  Pursuant to our restructuring plan adopted in the fourth quarter of 2008, we have ceased manufacturing operations at our facility in Canada.

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

To the extent practicable, we seek to standardize our worldwide modular carpet manufacturing procedures. In connection with the implementation of this plan, we strive to establish global standards for our tufting equipment, yarn systems and product styling. We previously had changed our standard carpet tile size to be 50 cm x 50 cm, which we believe has allowed us to reduce operational waste and fossil fuel energy consumption and to offer consistent product sizing for our global customers.

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

Competition

We compete, on a global basis, in the sale of our floorcovering products with other carpet manufacturers and manufacturers of vinyl and other types of floorcoverings. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. We believe we are the largest manufacturer of modular carpet in the world. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and some of these competitors have financial resources greater than ours. In addition, some of the competing carpet manufacturers have the ability to extrude at least some of their requirements for fiber used in carpet products, which decreases their dependence on third party suppliers of fiber.

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

In addition, we believe that our goal and commitment to be ecologically “sustainable” by 2020 is a brand-enhancing, competitive strength as well as a strategic initiative. Increasingly, our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and the related LEED certification program, resonate deeply with many of our customers and prospects around the globe, and these businesses are increasingly making purchase decisions based on “green” factors. Our modular carpet products historically have had inherent installation and maintenance advantages that translated into greater efficiency and waste reduction. We have further enhanced the “green” quality of our modular carpet in our highly successful i2 product line, and we are using raw materials and production technologies, such as our Cool Blue backing line and our ReEntry 2.0 reclaimed carpet separation process, that directly reduce the adverse impact of those operations on the environment and limit our dependence on petrochemicals.

To further raise awareness of our goal of becoming sustainable, we launched our Mission Zero global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. As part of this initiative, our Mission Zero logo appears on many of our marketing and merchandising materials distributed throughout the world.  To further our Mission Zero goals, we partnered with other like-minded organizations to launch the website missionzero.org in 2008 to facilitate the sharing of ideas, best practices and resources in the area of sustainability.

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

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 60 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $12.7 million, $15.3 million and $15.8 million in 2009, 2008, and 2007, respectively.

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

David Oakey Designs provides carpet design and consulting services to our floorcovering businesses pursuant to a consulting agreement with us.  David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our floorcovering businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The current agreement runs through April 2011. While the agreement is in effect, David Oakey Designs cannot provide similar services to any other carpet company. Through our relationship with David Oakey Designs, we introduced more than 25 new carpet designs in 2009 alone, and have enjoyed considerable success in winning U.S. carpet industry awards.

David Oakey Designs also contributed to our ability to efficiently produce many products from a single yarn system. Our mass customization production approach evolved, in major part, from this concept. In addition to increasing the number and variety of product designs, which enables us to increase high margin custom sales, the mass customization approach increases inventory turns and reduces inventory levels (for both raw materials and standard products) and their related costs because of our more rapid and flexible production capabilities.

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

Backlog

Our backlog of unshipped orders was approximately $112.5 million at February 28, 2010, compared with approximately $100.3 million at March 1, 2009. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 28, 2010 are expected to be shipped during the succeeding six to nine months.

Patents and Trademarks

We own numerous patents in the United States and abroad on floorcovering products and on manufacturing processes. The duration of United States patents is between 14 and 20 years from the date of filing of a patent application or issuance of the patent; the duration of patents issued in other countries varies from country to country. We maintain an active patent and trade secret program in order to protect our proprietary technology, know-how and trade secrets.  Although we consider our patents to be very valuable assets, we consider our know-how and technology even more important to our current business than patents, and, accordingly, believe that expiration of existing patents or nonissuance of patents under pending applications would not have a material adverse effect on our operations.

We also own many trademarks in the United States and abroad. In addition to the United States, the primary countries in which we have registered our trademarks are the United Kingdom, Germany, Italy, France, Canada, Australia, Japan, and various countries in Central and South America. Some of our more prominent registered trademarks include: Interface®, InterfaceFLOR, Heuga, Intersept, GlasBac, Bentley Prince Street, FLOR, Intercell, and Mission Zero. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

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

Employees

At January 3, 2010, we employed a total of 3,099 employees worldwide. Of such employees, 1,697 were clerical, staff, sales, supervisory and management personnel and 1,402 were manufacturing personnel. We also utilized the services of 75 temporary personnel as of January 3, 2010.

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

Environmental Matters

Our operations are subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, City of Industry, California, Shelf, England, Northern Ireland, Australia, the Netherlands and Thailand are certified under ISO Standard No. 14001.

Executive Officers of the Registrant

Our executive officers, their ages as of January 3, 2010, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	55	President and Chief Executive Officer
Robert A. Coombs	51	Senior Vice President
Patrick C. Lynch	40	Senior Vice President and Chief Financial Officer
Lindsey K. Parnell	52	Senior Vice President
John R. Wells	48	Senior Vice President
Raymond S. Willoch	51	Senior Vice President-Administration, General Counsel and Secretary
Maria C. Davlantes	41	Chief Marketing Officer

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

Ms. Davlantes joined us in May 2008 as Senior Vice President of Marketing for FLOR, our residential carpet tile business.  In November 2009, she was promoted to Chief Marketing Officer of Interface, Inc., while still maintaining her responsibilities at FLOR.  Prior to joining us, Ms. Davlantes had acquired 17 years of marketing experience with Spiegel, McKinsey & Company, Charcol and BP.

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

The ongoing worldwide financial and credit crisis could have a material adverse effect on our business, financial condition and results of operations.

The ongoing worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of many business operations worldwide.  This shortage of liquidity and credit, combined with recent substantial losses in worldwide equity markets, could lead to an extended worldwide economic recession and result in a material adverse effect on our business, financial condition and results of operations.  Specifically, the limited availability of credit and liquidity adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations.  Consequently, customers may defer, delay or cancel renovation and construction projects where our carpet is used, resulting in decreased orders and sales for us, and they also may not be able to pay us for those products and services we already have provided to them.  For the same reasons, suppliers may not be able to produce and deliver raw materials and other goods and services that we have ordered from them, thus disrupting our own manufacturing operations.  In addition, our ability to obtain funding from capital markets may be severely restricted at a time when we would like, or need, to access those markets.  This inability to obtain that funding could prevent us from pursuing important strategic growth plans, from reacting to changing economic and business conditions, and from refinancing existing debt (which in turn could lead to a default on our debt).  The financial and credit crisis also could have an impact on the lenders under our credit facilities, causing them to fail to meet their obligations to provide us with loans and letters of credit, which are important sources of liquidity for us.

Our domestic revolving credit facility matures in December 2012, our outstanding 11 3/8% Senior Secured Notes mature in November 2013, and our outstanding 9.5% Senior Subordinated Notes mature in February 2014.  We cannot assure you that we will be able to renegotiate or refinance any of this debt on commercially reasonable terms, or at all, especially given the ongoing worldwide financial and credit crisis.

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

We believe that our success depends to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs provides to our internal design staff. Specifically, David Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. Our current agreement with David Oakey Designs extends to April 2011. The loss of any of these key persons could have an adverse impact on our business because each has a great deal of knowledge, training and experience in the carpet industry – particularly in the areas of sales, marketing, operations, product design and management – and could not easily or quickly be replaced.

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuations.

We have substantial international operations. In 2009, approximately 49% of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately 47% of 2009 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

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

The unanticipated termination or interruption of any of our supply arrangements with our current suppliers of synthetic fiber (nylon), which typically are not pursuant to long-term agreements, could have a material adverse effect on us because we do not have the capability to manufacture our own fiber for use in our carpet products.  If any of our supply arrangements with our primary suppliers of synthetic fiber is terminated or interrupted, we likely would incur increased manufacturing costs and experience delays in our manufacturing process (thus resulting in decreased sales and profitability) associated with shifting more of our synthetic fiber purchasing to another synthetic fiber supplier.

We have a significant amount of indebtedness, which could have important negative consequences to us.

Our significant indebtedness could have important negative consequences to us, including:

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

The terms of our primary revolving credit facility in the U.S. and the indentures governing our 9.5% Senior Subordinated Notes  due 2014 and our 11 3/8% Senior Secured Notes due 2013 govern our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.  They also require us to comply with certain other reporting, affirmative and negative covenants and, at times, meet certain financial tests.  If we fail to satisfy these tests or comply with these covenants, a default may occur, in which case the lenders could accelerate the debt as well as any other debt to which cross-acceleration or cross-default provisions apply.  We cannot assure you that we would be able to renegotiate, refinance or otherwise obtain the necessary funds to satisfy these obligations.

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

As prescribed by accounting standards governing goodwill and other intangible assets, we undertake an annual review of the goodwill asset balance reflected in our financial statements. Our review is conducted during the fourth quarter of the year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment. In the past, we have had non-cash adjustments for goodwill impairment as a result of such testings ($61.2 million in 2008, $44.5 million in 2007, and $20.7 million in 2006). A future goodwill impairment test may result in a future non-cash adjustment, which could adversely affect our earnings for any such future period.

Our Chairman currently has sufficient voting power to elect a majority of our Board of Directors.

Our Chairman, Ray C. Anderson, beneficially owns approximately 54% of our outstanding Class B common stock. The holders of the Class B common stock are entitled, as a class, to elect a majority of our Board of Directors. Therefore, Mr. Anderson has sufficient voting power to elect a majority of the Board of Directors. On all other matters submitted to the shareholders for a vote, the holders of the Class B common stock generally vote together as a single class with the holders of the Class A common stock. Mr. Anderson’s beneficial ownership of the outstanding Class A and Class B common stock combined is approximately 6%.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings), all of which we own except as otherwise noted:

Location	Segment	Floor Space(Sq. Ft.)
Bangkok, Thailand(1)	Modular Carpet	275,946
Craigavon, N. Ireland(2)	Modular Carpet	80,986
LaGrange, Georgia	Modular Carpet	539,545
LaGrange, Georgia(2)	Modular Carpet	209,337
Picton, Australia	Modular Carpet	98,774
Scherpenzeel, the Netherlands	Modular Carpet	245,420
Scherpenzeel, the Netherlands(2)	Modular Carpet	121,515
Shelf, England	Modular Carpet	206,882
West Point, Georgia	Modular Carpet	250,000
City of Industry, California(2)	Bentley Prince Street	558,596
__________
(1)	Owned by a joint venture in which we have a 70% interest.
(2)	Leased.

We maintain marketing offices in over 70 locations in over 30 countries and distribution facilities in approximately 40 locations in six countries.  Most of our marketing locations and many of our distribution facilities are leased.  We are currently constructing a modular carpet manufacturing facility in Taicang, China, which we anticipate will be completed in 2010.  This will be a leased facility comprised of approximately 54,000 square feet.  We also have a 78,389 square foot manufacturing facility in Belleville, Canada, where we have ceased operations.

We believe that our manufacturing and distribution facilities and our marketing offices are sufficient for our present operations. We will continue, however, to consider the desirability of establishing additional facilities and offices in other locations around the world as part of our business strategy to meet expanding global market demands.  Substantially all of our owned properties in the United States, Europe and Australia are subject to mortgages, which secure borrowings under our debt instruments.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 3.

ITEM 4.  RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol IFSIA. Our Class B Common Stock is not publicly traded but is convertible into Class A Common Stock on a one-for-one basis. As of March 1, 2010, we had 671 holders of record of our Class A Common Stock and 67 holders of record of our Class B Common Stock.  We estimate that there are in excess of 6,500 beneficial holders of our Class A Common Stock.  The following table sets forth, for the periods indicated, the high and low intraday prices of the Company’s Class A Common Stock on the Nasdaq Global Select Market as well as dividends paid during such periods.

	High	Low	Dividends Per Share
2010
First Quarter (through March 1, 2010)	$9.15	$7.05	--
2009
Fourth Quarter	$8.99	$6.90	$0.0025
Third Quarter	9.01	5.22	0.0025
Second Quarter	7.02	3.08	0.0025
First Quarter	5.12	1.45	0.0025
2008
Fourth Quarter	$11.80	$3.63	$0.03
Third Quarter	13.85	11.04	0.03
Second Quarter	15.00	12.10	0.03
First Quarter	18.00	13.11	0.03

On February 25, 2009, our Board reduced the quarterly dividend from $0.03 per share to $0.0025 per share. Future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination.  Such other factors include limitations contained in the agreement for our primary revolving credit facility and in the indentures for our public indebtedness, each of which specify conditions as to when any dividend payments may be made.  As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

During the past three years, we have issued the following shares of Class B Common Stock to our employees in exchange for shares of Class A Common Stock on a one-for-one basis:  30,000 shares on August 2, 2007; 47,708 shares on August 14, 2007; 8,500 shares on August 23, 2007; 45,600 shares on May 18, 2009; and 855 shares on December 16, 2009.  The transactions were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as each involved a security exchanged by the Company with its existing shareholder exclusively where no commission or other remuneration was paid or given directly or indirectly.  Shares of Class B Common Stock are convertible into Class A Common Stock on a one-for-one basis.

Stock Performance

The following graph and table compare, for the five-year period ended January 3, 2010, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) a self-determined peer group comprised primarily of companies in the commercial interiors industry, assuming an initial investment of $100 in each on January 2, 2005.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
January 2010

	1/02/05	1/01/06	12/31/06	12/30/07	12/28/08	1/3/10
Interface, Inc.	$100	$82	$143	$166	$ 52	$ 86
NASDAQ Composite Index	$100	$102	$113	$126	$ 73	$109
Self-Determined Peer Group (13 Stocks)	$100	$111	$115	$113	$ 45	$ 65

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.
(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.
(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(4)	The index level was set to $100 as of 1/02/05 (the last day of fiscal 2004).
(5)	The Company’s fiscal year ends on the Sunday nearest December 31.
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

ITEM 6.  SELECTED FINANCIAL DATA

We derived the summary consolidated financial data presented below from our audited consolidated financial statements and the notes thereto for the years indicated.  You should read the summary financial data presented below together with the audited consolidated financial statements and notes thereto included within this document.  Amounts for all periods presented have been adjusted for discontinued operations.

	Selected Financial Data(1)
	2009	2008	2007	2006	2005
	(in thousands, except per share data and ratios)
Net sales	$859,888	$1,082,344	$1,081,273	$914,659	$786,924
Cost of sales	576,871	710,299	703,751	603,551	527,647
Operating income(2)	62,994	41,659	129,391	99,621	77,716
Income (loss) from continuing operations(3)(4)	12,673	(34,513)	58,972	36,235	15,933
Loss from discontinued operations, net of tax(5)	(909)	(5,154)	(68,660)	(24,092)	(12,107)
Loss on disposal of discontinued operations	--	--	--	(1,723)	(1,935)
Net income (loss) attributable to Interface, Inc.	10,918	(40,873)	(10,812)	9,992	1,240
Income (loss) from continuing operations per common share attributable to Interface, Inc.(6)
Basic	$0.19	$(0.58)	$0.94	$0.65	$0.29
Diluted	$0.19	$(0.58)	$0.93	$0.64	$0.28
Average Shares Outstanding(6)
Basic	63,213	61,439	61,425	55,398	53,022
Diluted	63,308	61,439	61,938	56,374	53,955
Cash dividends per common share	$0.01	$0.12	$0.08	$--	$--
Property additions	8,753	29,300	40,592	28,540	19,354
Depreciation and amortization	25,189	23,664	22,487	21,750	20,448
Balance Sheet Data
Working capital	$236,630	$221,323	$238,578	$380,253	$317,668
Total assets	727,239	706,035	835,232	928,340	838,990
Total long-term debt	280,184	287,588	310,000	411,365	458,000
Shareholders’ equity(4)	246,181	217,437	301,116	279,900	176,485
Current ratio(7)	2.6	2.4	2.3	3.2	3.0
__________

(1)
In the third quarter of 2007, we sold substantially all of the assets related to our Fabrics Group business segment.  The balances have been adjusted to reflect the discontinued operations of this business.  For further analysis, see “Notes to Consolidated Financial Statements – Discontinued Operations” included in Item 8 of this Report.

(2)
In the first quarter of 2009, we recorded a restructuring charge of $5.7 million.  In the second quarter of 2009, we recorded a restructuring charge of $1.9 million.  In the second quarter of 2009, we recorded income from litigation settlements of $5.9 million.  In the fourth quarter of 2008, we recorded a restructuring charge of $11.0 million.  Also in the fourth quarter of 2008, we recorded an impairment charge of $61.2 million related to the goodwill of our Bentley Prince Street business segment.  In the first quarter of 2007, we disposed of our Pandel business, which comprised our Specialty Products business segment, and recognized a loss of $1.9 million on this disposition.

(3)
Included in the 2008 loss from continuing operations is tax expense of $13.3 million related to the anticipated repatriation in 2009 of foreign earnings.  For further analysis, see “Notes to Consolidated Financial Statements – Taxes on Income” included in Item 8 of this Report.

(4)
Amounts for all periods presented have been adjusted to reflect the adoption of a new accounting standard that governs the treatment of non-controlling interests in subsidiaries.  This standard was adopted by us in the first quarter of 2009.

(5)
Included in loss from discontinued operations, net of tax, are goodwill and other intangible asset impairment charges of $48.3 million in 2007 and $20.7 million in 2006.  Also included in loss from discontinued operations, net of tax, are charges for write-offs and impairments of other assets of $5.2 million in 2008 and $8.8 million in 2007.

(6)
Amounts for all periods presented have been adjusted to reflect the adoption of a new accounting standard regarding the treatment of unvested restricted shares which have the right to receive dividends.  This standard was adopted by us in the first quarter of 2009.

(7)
For purposes of computing our current ratio: (a) current assets include assets of businesses held for sale of $1.5 million, $3.2 million, $4.8 million, $158.3 million and $204.6 million in fiscal years 2009, 2008, 2007, 2006 and 2005, respectively, and (b) current liabilities include liabilities of businesses held for sale of $0.2 million, $22.9 million and $36.8 million in fiscal years 2007, 2006 and 2005, respectively.

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

During the past several years, we have successfully focused more of our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet sales in the Americas has shifted over the past several years to 40% and 60%, respectively, for 2009 compared with 64% and 36%, respectively, in 2001. Company-wide, our mix of corporate office versus non-corporate office sales was 55% and 45%, respectively, in 2009.  We expect a further shift in the future as we continue to implement our market diversification strategy.

After a downturn during the years 200l-2003, the commercial interiors industry began a recovery that continued at a gradual pace from 2005 through the first half of 2008, which led to improved sales and operating profitability for us during that recovery.  In the fourth quarter of 2008, and particularly in November and December, the worldwide financial and credit crisis caused many corporations, governments and other organizations to delay or curtail spending on renovation and construction projects where our carpet is used.  This downturn, which continued throughout 2009, negatively impacted our performance and led to the goodwill impairment and restructuring charges, discussed below, that we incurred in the fourth quarter of 2008 and the first half of 2009.

During 2009, we had net sales of $859.9 million, compared with $1.1 billion in 2008.  Operating income for 2009 was $63.0 million, compared with operating income of $41.7 million in 2008.  Income from continuing operations in 2009 was $12.7 million, or $0.19 per diluted share, compared with a loss from continuing operations of $34.5 million, or $0.58 per share, in 2008.  Net income attributable to Interface, Inc. was $10.9 million, or $0.17 per diluted share, in 2009, compared with a net loss attributable to Interface, Inc. of $40.9 million, or $0.67 per share, in 2008.

Included in our results for 2009 are $7.6 million of restructuring charges and $6.1 million of costs related to the tender offer for our 10.375% Senior Notes, each of which is discussed below.  In addition, our results for 2009 include income of $5.9 million related to settlements of patent litigation.  The $5.9 million of income from litigation settlements is the net amount after deducting all legal fees and related expenses.  (We received $16.0 million of gross proceeds from these settlements.)  Included in our results for 2008 are a goodwill impairment charge of $61.2 million, restructuring charges of $11.0 million, and a repatriation charge of $13.3 million, each of which is discussed below.

Restructuring Charges

2008 Restructuring Plan

In the fourth quarter of 2008, we committed to a restructuring plan intended to reduce costs across our worldwide operations, and more closely align our operations with reduced demand levels.  The reduction of the demand levels is primarily a result of the worldwide recession and the associated delays and reductions in the number of construction projects where our carpet products are used.  The plan primarily consists of ceasing manufacturing operations at our facility in Belleville, Canada, and reducing our worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration.  In connection with the restructuring plan, we recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $11.0 million.  We record our restructuring accruals under the provisions of the applicable accounting standards.  The restructuring charge was comprised of employee severance expense of $7.8 million, impairment of assets of $2.6 million, and other exit costs of $0.7 million (primarily related to lease exit costs and other closure activities).  Approximately $8.3 million of the restructuring charge involved cash expenditures, primarily severance expense.  Actions and expenses related to this plan were substantially completed in the first quarter of 2009.

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

Goodwill Impairment Write-Down

During the fourth quarters of 2009, 2008 and 2007, we performed the annual goodwill impairment test required by accounting standards. We perform this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment and at the level of the Bentley Prince Street segment.  In effecting the impairment testing, we prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed.  In preparing the valuations, past, present and future expectations of performance were considered.  In the fourth quarter of 2008, a goodwill impairment of $61.2 million related to our Bentley Prince Street reporting unit was identified due largely to the following factors:

•
There was a significant decline in Bentley Prince Street’s performance, primarily in the last three months of 2008.  This decline also was reflected in the forward projections of Bentley Prince Street’s budgeting process.  The projections showed a decline in both sales and operating income over Bentley Prince Street’s three-year budgeting process.  These declines impacted the value of the business from an income valuation approach.  The declines in projections were primarily related to the global economic crisis and its impact on the broadloom carpet market.

•
There was an increase in the discount rate used to create the present value of future expected cash flows.  This increase from approximately 12% to 16% was more reflective of our market capitalization and risk premiums on a reporting unit level, which impacted the value of the business using an income valuation approach.

•
There was a decrease in the market multiple factors used for a market valuation approach.  This decrease was reflective of the general market conditions regarding current market activities and market valuation guidelines.

Our other core modular carpet business reporting units maintained fair values in excess of their respective carrying values as of the fourth quarter of 2009, and therefore no impairment was indicated during their testing.

In 2007, we recorded charges of $44.5 million for goodwill impairment and $3.8 million for other impaired tangible assets related to the sale of our Fabrics Group business segment.  As discussed below, these charges related to the Fabrics Group business segment are included as part of our loss from discontinued operations during those respective periods.

11 3/8% Senior Secured Notes

On June 5, 2009, we completed a private offering of $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”).  Interest on the Senior Secured Notes is payable semi-annually on May 1 and November 1 (the first interest payment was on November 1, 2009).  The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by certain of our domestic subsidiaries.  The Senior Secured Notes are secured by a second-priority lien on substantially all of our and certain of our domestic subsidiaries’ assets that secure our domestic revolving credit facility (discussed below) on a first-priority basis.

The Senior Secured Notes were sold at a price of 96.301% of their face value, resulting in $144.5 million of gross proceeds.  The $5.5 million original issue discount will be amortized over the life of the notes through interest expense.  After deducting the initial purchasers’ discount and other fees and expenses associated with the sale, net proceeds were $139.5 million.  We used $137.4 million of those net proceeds to repurchase $127.2 million aggregate principal amount of our 10.375% Senior Notes due 2010 pursuant to a tender offer we conducted.  (Included in the $137.4 million used to repurchase the $127.2 million aggregate principal amount of 10.375% Senior Notes were a purchase price premium of $5.7 million and accrued interest of $4.5 million).  The remaining $2.1 million of the net proceeds was used to repay a portion of the $14.6 million of 10.375% Senior Notes that remained outstanding following the tender offer.  (The balance of the 10.375% Senior Notes was then repaid at maturity on February 1, 2010.)

Repatriation of Earnings of Foreign Subsidiaries

In the fourth quarter of 2008, we recorded a tax charge of approximately $13.3 million for the anticipated future repatriation of approximately $37 million of earnings from our Canadian and European subsidiaries.  We anticipated repatriating most of these earnings in 2009 to accumulate cash in the United States in light of the then pending maturity of our 10.375% Senior Notes due February 2010.  As a result, we determined that those earnings were no longer indefinitely reinvested outside of the U.S. and recorded the appropriate charge, in accordance with the provisions of applicable accounting standards.  For additional information on this tax charge, see the Note entitled “Taxes on Income” in Item 8 of this Report.

Discontinued Operations

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

Our discontinued operations had no net sales in 2009 and 2008, and had net sales of $82.0 million in 2007 (these results are included in our Consolidated Statements of Operations as part of the “Loss from Discontinued Operations, Net of Tax”). Loss from operations of these businesses, inclusive of goodwill impairments and other asset impairments as well as costs to sell these businesses, net of tax, was $0.9 million, $5.2 million and $68.7 million in 2009, 2008 and 2007, respectively.  For additional information on discontinued operations, see the Notes entitled “Discontinued Operations,” “Sale of Fabrics Business” and “Taxes on Income” in Item 8 of this Report.

Sale of Pandel

In the first quarter of 2007, we sold our Pandel, Inc. business for $1.4 million and recorded a loss of $1.9 million on this sale.  Pandel comprised our Specialty Products segment.

Analysis of Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 47% in 2009, approximately 50% in 2008, and approximately 49% in 2007.  Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions.  For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, favorably affected our reported results during the years 2007-2008, when the euro was strengthening relative to the U.S. dollar.  During the year 2009, the dollar strengthened versus the euro.  The following table presents the amount (in U.S. dollars) by which the exchange rates for converting euros into U.S. dollars have affected our net sales and operating income during the past three years:

	2009	2008	2007
	(in millions)
Net sales	$(13.8)	$24.5	$31.1
Operating income	(1.0)	3.0	4.9

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations during the past three years:

	Fiscal Year
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.1	65.6	65.1
Gross profit on sales	32.9	34.4	34.9
Selling, general and administrative expenses	25.4	23.9	22.8
Loss on disposal – Pandel	--	--	0.2
Impairment of goodwill	--	5.7	--
Restructuring charge	0.9	1.0	--
Income from litigation settlements	(0.7)	--	--
Operating income	7.3	3.8	11.9
Interest/Other expense	4.1	3.1	3.2
Bond retirement expenses	0.7	--	--
Income from continuing operations before tax	2.6	0.8	8.7
Income tax expense	1.1	4.0	3.3
Income (loss) from continuing operations	1.5	(3.2)	5.5
Discontinued operations, net of tax	(0.1)	(0.5)	(6.3)
Net income (loss)	1.4	(3.7)	(0.9)
Net income (loss) attributable to Interface, Inc.	1.3	(3.8)	(1.0)

Below we provide information regarding net sales for each of our three operating segments, and analyze those results for each of the last three fiscal years.  Fiscal year 2009 was a 53-week period, while fiscal years 2008 and 2007 were 52-week periods.  The 53 weeks in 2009 versus the 52 weeks in 2008 and 2007 are a factor in certain of the comparisons reflected below.

Net Sales by Business Segment

We currently classify our businesses into the following three operating segments for reporting purposes:

•	Modular Carpet segment, which includes our InterfaceFLOR, Heuga and FLOR modular carpet businesses, and also includes our Intersept antimicrobial chemical sales and licensing program;
•	Bentley Prince Street segment, which includes our Bentley Prince Street broadloom, modular carpet and area rug businesses; and
•	Specialty Products segment, which includes our former subsidiary Pandel, Inc. that we sold in March 2007.

Net sales by operating segment were as follows during the past three years:

	Fiscal Year			Percentage Change
	(in thousands)			2009 compared	2008 compared
Net Sales By Segment	2009	2008	2007	with 2008	with 2007

Modular Carpet	$765,264	$946,816	$930,717	(19.2%)	1.7%
Bentley Prince Street	94,624	135,528	148,364	(30.2%)	(8.7%)
Specialty Products	--	--	2,192	--	(100.0%)
Total	$859,888	$1,082,344	$1,081,273	(20.6%)	0.0%

Modular Carpet Segment.  For 2009, net sales for the Modular Carpet segment decreased $181.5 million (19.2%) versus 2008.  This decline is primarily attributable to the reduced order activity for renovation and construction projects as a result of the worldwide financial and credit crisis.  The weighted average selling price per square yard in 2009 was down 2.1% compared with 2008 as a result of the enhanced price sensitivity of our customers due to the financial and credit crisis.  On a geographic basis, our net sales in the Americas were down 12%, primarily driven by the decline in the corporate office segment (23% decrease) as well as decreases in the hospitality (45% decrease) and healthcare (18% decrease) segments.  These decreases were somewhat mitigated, however, by increases in the institutional (which includes education and government facilities, a 15% increase) and retail (7% increase) segments.  Net sales in Europe were down 25% in local currency and 29% as reported in U.S. dollars, with this difference due to the strengthening of the U.S. dollar versus the euro and British Pound Sterling on a year-over-year basis.  The sales decline in Europe occurred across most markets (and particularly the corporate office market, down 31% in local currency), with the exception of the healthcare and government markets which saw increases (in local currency) of 7% and 3%, respectively.  Net sales in Asia-Pacific were down 18%, due primarily to the decrease in the corporate office segment (23% decrease), which comprises the majority of that division’s sales.  This decrease was somewhat mitigated, however, by increases in the education (43% increase) and hospitality (13% increase) segments.

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

Bentley Prince Street Segment.  For 2009, net sales in our Bentley Prince Street segment decreased $40.9 million (30.2%) versus 2008.  This decrease is primarily attributable to the reduced order activity for renovation and construction projects as a result of the worldwide financial and credit crisis, as well as the general market movement away from broadloom carpet and toward carpet tile.  This decrease was somewhat offset by a 2.4% increase in weighted average selling price per square yard, a result of the increase in modular carpet as a percentage of its sales (modular carpet represented 29% of its sales in 2009 versus 25% in 2008).  With the exception of a 4% increase in the government segment, the sales decrease occurred across all markets, with the most significant declines being in the corporate (23% decrease), hospitality (72% decrease) and residential (68% decrease) segments.

For 2008, net sales in the Bentley Prince Street segment decreased $12.8 million (8.7%) versus 2007.  This decrease was primarily due to lower sales volume of broadloom carpet, in line with the general decrease in demand for broadloom carpet, coupled with the impact of the downturn in demand in response to the worldwide financial and credit crisis.  This decrease in volume was somewhat offset by an 8% increase in weighted average selling price per square yard, a result of the greater volume of higher-priced modular carpet in its product mix (modular carpet represented 25% of its sales in 2008 versus 21% in 2007) and the premium positioning of its products in the marketplace.  The sales decrease occurred primarily in the corporate office (13% decrease) and retail (35% decrease) segments, and was somewhat offset by increases in the institutional (16% increase) and healthcare (18% increase) segments.  In general, sales began declining in the fourth quarter of 2008, as customers began delaying or reducing the number of renovation and construction projects where our carpet products are used, in response to the worldwide financial and credit crisis.

Specialty Products Segment.  Because we sold Pandel, Inc. (which comprised the Specialty Products segment) in March 2007, we had no sales in the Specialty Products segment in 2009, 2008 or after the first quarter of 2007.  Thus, the segment is not comparable for the past two years.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses during the past three years:

Cost and Expenses	Fiscal Year			Percentage Change
	2009	2008	2007	2009 compared with 2008	2008 compared with 2007
	(in thousands)
Cost of Sales	$576,871	$710,299	$703,751	(18.8%)	0.9%
Selling, General and Administrative Expenses	218,322	258,198	246,258	(15.4%)	4.8%
Total	$795,193	$968,497	$950,009	(17.9%)	1.9%

For 2009, our costs of sales decreased $133.4 million (18.8%) versus 2008.  Fluctuations in currency exchange rates accounted for approximately 4% ($23 million) of this decrease.  The primary components of the $133.4 million decrease in costs of sales were reductions in raw materials costs ($89 million) and labor costs ($13 million) associated with decreased production levels in 2009, largely a result of the worldwide financial and credit crisis that began in the fourth quarter of 2008.  Our raw material prices in 2009 were approximately 4-6% lower than raw material prices in 2008.  As a percentage of net sales, cost of sales increased to 67.1% during 2009 versus 65.6% during 2008.  This percentage increase was due to under-absorption of fixed overhead costs associated with the lower production volumes.

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

For 2009, our selling, general and administrative expenses decreased $39.9 million (15.4%) versus 2008.  Fluctuations in currency exchange rates accounted for approximately 6% ($12 million) of this decrease.  The primary components of the $39.9 million decrease were (1) a $19.7 million decrease in selling costs associated with the lower sales volume in 2009; (2) a $15.0 million decrease in marketing expenses as programs were cut or reduced in 2009 to better match anticipated demand; and (3) a $3.9 million decrease in general administrative costs, directly related to our 2008 and 2009 restructuring plans discussed above.  Due to our lower sales volume in 2009, as a percentage of net sales, selling, general and administrative expenses increased to 25.4%, versus 23.9% in 2008.

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

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments during the past three years:

	Fiscal Year			Percentage Change
Cost of Sales and Selling, General and Administrative Expenses (Combined)	2009	2008	2007	2009 compared with 2008	2008 compared with 2007
	(in thousands)
Modular Carpet	$690,265	$826,807	$797,060	(16.5%)	3.7%
Bentley Prince Street	101,580	135,574	142,771	(25.1%)	(5.0%)
Specialty Products	--	--	2,052	--	(100.0%)
Corporate Expenses	3,348	6,116	8,126	(45.3%)	(24.7%)
Total	$795,193	$968,497	$950,009	(17.9%)	1.9%

Interest and Other Expense

For 2009, interest expense increased by $2.8 million versus 2008, primarily due to the issuance of our $150 million aggregate principal amount of 11 3/8% Senior Secured Notes in June of 2009.  These notes, which were issued at a discount to their face value, carry a higher principal balance and rate of interest than the $127.2 million aggregate principal amount of 10.375% Senior Notes that were repaid with the issuance net proceeds.  Other factors in the increase were the amortization of deferred debt costs related to the new Senior Secured Notes, and the fees we pay for our lines of credit.

For 2008, interest expense decreased by $2.6 million versus 2007, due to the lower average debt balance in 2008 versus 2007.  The lower balance was primarily the result of the paydown of $79.0 million of our 7.3% Senior Notes in the third quarter of 2007 and the repurchase of $22.4 million of our 10.375% Senior Notes in the fourth quarter of 2008.

Tax

Our effective tax rate in 2009 was 42.5%, compared with an effective rate of 504.7% in 2008.  This difference in effective rate was primarily attributable to (1) a non-deductible goodwill impairment charge in 2008 related to our Bentley Prince Street business, (2) a 2008 provision for taxes related to undistributed earnings from foreign subsidiaries no longer deemed to be indefinitely reinvested outside of the U.S., and (3) an increase in 2008 non-deductible business expenses related to a decrease in the cash surrender value of life insurance policies associated with the funding of our nonqualified savings plans and salary continuation plan.  For additional information on taxes and a reconciliation of effective tax rates to statutory tax rates, see the Note entitled “Taxes on Income” in Item 8 of this Report.

Our effective tax rate in 2008 was 504.7%, compared with an effective rate of 37.6% in 2007. This increase in rate is primarily attributable to (1) a non-deductible goodwill impairment charge in 2008 related to our Bentley Prince Street business, (2) a 2008 provision for taxes related to undistributed earnings from foreign subsidiaries no longer deemed to be indefinitely reinvested outside of the U.S., (3) an increase in non-deductible business expenses related to the decrease in the cash surrender value of life insurance policies associated with the funding of our nonqualified savings plans and salary continuation plan, (4) an increase in the U.S. tax effects attributable to foreign operations related to Subpart F income, and (5) an increase in valuation allowances related to state net operating loss carryforwards.  For additional information on taxes, see the Note entitled “Taxes on Income” in Item 8 of this Report.

Liquidity and Capital Resources

General

In our business, we require cash and other liquid assets primarily to purchase raw materials and to pay other manufacturing costs, in addition to funding normal course selling, general and administrative expenses, anticipated capital expenditures, interest expense and potential special projects.  We generate our cash and other liquidity requirements primarily from our operations and from borrowings or letters of credit under our domestic revolving credit facility with a banking syndicate.  We believe that we will be able to continue to enhance the generation of free cash flow through the following initiatives:

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

Our ability to generate cash from operating activities is uncertain because we are subject to, and in the past have experienced, fluctuations in our level of net sales.  In this regard, the worldwide financial and credit crisis that developed in the latter part of 2008 has resulted in a reduction in our net sales, as customers have delayed or reduced the number of renovation and construction projects where our carpet products are used.  As a result, we cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to pay the interest and principal on our debt, or to fund our other liquidity needs, over the long-term.

At January 3, 2010, we had $115.4 million in cash.  At that date, we had no borrowings and $8.1 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility.  As of January 3, 2010, we could have incurred $54.2 million of additional borrowings under our domestic revolving credit facility and €26 million (approximately $37.3 million) of additional borrowings under our European credit facility. In addition, we could have incurred the equivalent of $10.5 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

We have approximately $82.5 million in contractual cash obligations due by the end of fiscal year 2010, which includes, among other things, pension cash contributions, interest payments on our debt and capital expenditure commitments.   Based on current interest rate and debt levels, we expect our aggregate interest expense for 2010 to be between $31 million and $34 million.  We estimate aggregate capital expenditures in 2010 to be between $25 million and $30 million, although we are not committed to these amounts.

In June 2009, we issued $150 million aggregate principal amount of our 11 3/8% Senior Secured Notes due 2013.  After deducting the initial purchasers’ discount and other fees and expenses associated with the sale, net proceeds were $139.5 million.  We used $137.4 million of those net proceeds to repurchase $127.2 million aggregate principal amount of our 10.375% Senior Notes due 2010 pursuant to a tender offer we conducted.  (Included in the $137.4 million used to repurchase the $127.2 million aggregate principal amount of 10.375% Senior Notes were a purchase price premium of $5.7 million and accrued interest of $4.5 million).  The remaining $2.1 million of the net proceeds was used to repay a portion of the $14.6 million of 10.375% Senior Notes that remained outstanding following the tender offer.  (The balance of the 10.375% Senior Notes was then repaid at maturity on February 1, 2010.)

In July 2007, we sold our Fabrics Group business segment, and we received $60.7 million in cash at the closing of the transaction.  In September 2007, we completed the redemption of all of our outstanding 7.3% Senior Notes due 2008.

It is important for you to consider that we have a significant amount of indebtedness.  Our domestic revolving credit facility matures in December 2012, our outstanding 11 3/8% Senior Secured Notes mature in November 2013, and our outstanding 9.5% Senior Subordinated Notes mature in February 2014.  We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms, or at all, especially given the unprecedented worldwide financial and credit crisis that developed in the second half of 2008 and its continuing impact on the availability of credit.  If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

Domestic Revolving Credit Facility

We have a domestic revolving credit facility that provides for a maximum aggregate amount of loans and letters of credit of up to $100 million (with the option to increase it to a maximum of $150 million upon the satisfaction of certain conditions) at any one time, subject to the borrowing base described below. The key features of the domestic revolving credit facility are as follows:

•	The revolving credit facility currently matures on December 31, 2012;
•
The revolving credit facility includes a domestic U.S. dollar syndicated loan and letter of credit facility made available to Interface, Inc. up to the lesser of (1) $100 million, or (2) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and inventory in the United States (the percentages and eligibility requirements for the borrowing base are specified in the credit facility), less certain reserves;

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

Interest Rates and Fees.  Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 1.75% to 2.50% over the applicable base interest rate (which is defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or the one-month LIBOR rate), depending on our average excess borrowing availability during the most recently completed fiscal quarter.  Interest on LIBOR-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 3.25% to 4.00% over the applicable LIBOR rate (but in no event less than the three-month LIBOR rate), depending on our average excess borrowing availability during the most recently completed fiscal quarter.  In addition, we pay an unused line fee of 0.75% per annum on the facility.

Prepayments.  The revolving credit facility requires prepayment from the proceeds of certain asset sales.

Covenants.  The revolving credit facility also limits our ability, among other things, to:

•	repay our other indebtedness prior to maturity unless we meet a specified minimum excess availability test;

•	incur indebtedness or contingent obligations;

•	make acquisitions of or investments in businesses (in excess of certain specified amounts);

•	sell or dispose of assets (in excess of certain specified amounts);

•	create or incur liens on assets; and

•	enter into sale and leaseback transactions.

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

Foreign Credit Facilities

Our European subsidiary Interface Europe B.V. and certain of Interface Europe B.V.’s subsidiaries have a Credit Agreement with ABN AMRO Bank N.V.  Under the Credit Agreement, ABN AMRO provides a credit facility, until further notice, for borrowings and bank guarantees in varying aggregate amounts over time as follows:

Period	Maximum Amount in Euros (in millions)
October 1, 2009 – September 30, 2010	€26
October 1, 2010 –September 30, 2011	20
October 1, 2011 –September 30, 2012	14
From October 1, 2012	8

Interest on borrowings under the facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum.  Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued.  A facility fee of 0.5% per annum is payable with respect to the facility amount.  The facility is secured by liens on certain real property, personal property and other assets of our principal European subsidiaries.  The facility also includes certain financial covenants (which require the borrowers and their subsidiaries to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability (and the ability of certain of the borrowers’ subsidiaries) to take certain actions.  As of January 3, 2010, there were no borrowings outstanding under this facility.

Some of our other non-U.S. subsidiaries have an aggregate of the equivalent of $10.5 million of lines of credit available.  As of January 3, 2010, there were no borrowings outstanding under these lines of credit.

We are presently in compliance with all covenants under these foreign credit facilities and anticipate that we will remain in compliance with the covenants for the foreseeable future.

Senior and Senior Subordinated Notes

As of January 3, 2010, we had outstanding $14.6 million of our 10.375% Senior Notes due 2010 outstanding, $150 million of our 11 3/8% Senior Secured Notes due 2013, and $135 million of our 9.5% Senior Subordinated Notes due 2014.  The indentures governing these notes, on a collective basis, contain covenants that limit or restrict our ability to:

•	incur additional indebtedness;

•	make dividend payments or other restricted payments;

•	create liens on our assets;

•	sell our assets;

•	sell securities of our subsidiaries;

•	enter into transactions with shareholders and affiliates; and

•	enter into mergers, consolidations or sales of all or substantially all of our assets.

In addition, the indentures governing each series of notes contains a covenant that requires us to make an offer to purchase the outstanding notes under such indenture in the event of a change of control of Interface, Inc. (as defined in each respective indenture).

Each series of notes is guaranteed, fully, unconditionally, and jointly and severally, on an unsecured basis by each of our material U.S. subsidiaries.  In addition, the 11 3/8% Senior Secured Notes (but not the 10.375% Senior Notes or 9.5% Senior Subordinated Notes) are secured by a second-priority lien on substantially all of our and certain of our domestic subsidiaries’ assets that secure our domestic revolving credit facility (discussed above) on a first-priority basis.

If we breach or fail to perform any of the affirmative or negative covenants under one of these indentures, or if other specified events occur (such as a bankruptcy or similar event), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. An event of default also will exist under each of the 11 3/8% Senior Secured Notes indenture and the 9.5% Senior Subordinated Notes indenture if we breach or fail to perform any covenant or agreement contained in any other instrument (including without limitation any other indenture) relating to any of our indebtedness exceeding $20 million and such default or failure results in the indebtedness becoming due and payable.  If an event of default exists and is continuing, the trustee of the series of notes at issue (or the holders of at least 25% of the principal amount of such notes) may declare the principal amount of the notes and accrued interest thereon immediately due and payable (except in the case of bankruptcy, in which case such amounts are immediately due and payable even in the absence of such a declaration).  Also the collateral agent for the 11 3/8% Senior Secured Notes may (subject to the rights of the first priority lien holders under the domestic revolving credit facility) exercise remedies with respect to the collateral securing those notes.

In 2008, we repurchased $22.4 million of our 10.375% Senior Notes.  We repurchased $138.0 million of our 10.375% Senior Notes in 2009, and repaid the final $14.6 million of the 10.375% Senior Notes at their maturity on February 1, 2010.

Analysis of Cash Flows

Our primary sources of cash during 2009 were:  (1) $144.5 million from the issuance of our $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013; (2) $21.0 million from a reduction of accounts receivable; (3) $20.8 million from a reduction of inventory; and (4) $16.0 million from settlements of litigation.  The primary uses of cash during 2009 were (1) $138.0 million used to repurchase a portion of our 10.375% Senior Notes due 2010; (2) $27.1 million as a reduction in accounts payable and accruals; (3) $8.8 million for capital expenditures, (4) $6.3 million for debt issuance costs in connection with the 11 3/8% Senior Secured Notes; and (5) $5.3 million for premiums paid in connection with the repurchase of our 10.375% Senior Notes.

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

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations (including the remaining contractual obligations related to our discontinued operations) and the periods in which payments are due. The amounts and time periods are measured from January 3, 2010.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$299,586	$14,586	$--	$285,000	$--
Operating Lease Obligations(1)	84,450	25,846	37,706	18,540	2,358
Expected Interest Payments(2)	126,718	30,644	59,774	36,300	--
Unconditional Purchase Obligations(3)	1,164	849	183	44	88
Pension Cash Obligations(4)	115,717	10,532	21,843	22,675	60,667
Total Contractual Cash Obligations(5)	$627,635	$82,457	$119,506	$362,559	$63,113

______________________

(1)	Our capital lease obligations are insignificant.

(2)
Expected Interest Payments to be made in future periods reflect anticipated interest payments related to our $150 million of outstanding 11 3/8% Senior Secured Notes, $14.6 million of outstanding 10.375% Senior Notes (which were repaid on February 1, 2010) and our $135 million of outstanding 9.5% Senior Subordinated Notes.  We have also assumed in the presentation above that these notes will remain outstanding until maturity.  We have excluded from the presentation interest payments and fees related to our revolving credit facilities (discussed above), because of the variability and timing of advances and repayments thereunder.

(3)
Unconditional Purchase Obligations do not include unconditional purchase obligations that are included as liabilities in our Consolidated Balance Sheet.  Our capital expenditure commitments are not significant.

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

(5)
The above table does not reflect unrecognized tax benefits of $9.6 million, the timing of which payments are uncertain.  See the Note entitled “Taxes on Income” in Item 8 of this Report for further information.

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

Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations.  Shipping and handling costs incurred are classified in cost of sales in the consolidated statements of operations.  A portion of our revenues (approximately 6% of our consolidated net sales) is derived from long-term contracts that are accounted for under the provisions of the accounting standard governing construction type contracts.  Long-term fixed-price contracts are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

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

Deferred Income Tax Assets and Liabilities.  The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with applicable accounting standards, and are based on management’s assumptions and estimates regarding future operating results and levels of taxable income, as well as management’s judgment regarding the interpretation of the provisions of applicable accounting standards.  The carrying values of liabilities for income taxes currently payable are based on management’s interpretations of applicable tax laws, and incorporate management’s assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions.  The use of different estimates, assumptions and judgments in connection with accounting for income taxes may result in materially different carrying values of income tax assets and liabilities and results of operations.

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of January 3, 2010, and December 28, 2008, we had approximately $99.3 million and $116.4 million of U.S. federal net operating loss carryforwards, respectively.  In addition, as of January 3, 2010, and December 28, 2008, we had state net operating loss carryforwards of $95.0 million and $106.0 million, respectively.  Certain of these carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future.  The remaining year-end 2009 amounts are expected to be fully recoverable within the applicable statutory expiration periods.  If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

Goodwill.  Pursuant to applicable accounting standards, we test goodwill for impairment at least annually using a two step approach.  In the first step of this approach, we prepare valuations of reporting units, using both a market comparable approach and an income approach, and those valuations are compared with the respective book values of the reporting units to determine whether any goodwill impairment exists. In preparing the valuations, past, present and expected future performance is considered. If impairment is indicated in this first step of the test, a step two valuation approach is performed.   The step two valuation approach compares the implied fair value of goodwill to the book value of goodwill.  The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, including both recognized and unrecognized intangible assets, in the same manner as goodwill is determined in a business combination under applicable accounting standards. After completion of this step two test, a loss is recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill. If the actual fair value of the goodwill is determined to be less than that estimated, an additional write-down may be required.

During the fourth quarters of 2009, 2008 and 2007, we performed the annual goodwill impairment test.  We perform this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment and at the level of the Bentley Prince Street segment.  For our reporting units which carried a goodwill balance as of January 3, 2010, no impairment of goodwill was indicated.  As of January 3, 2010, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed.

In the fourth quarter of 2008, a goodwill impairment of $61.2 million related to the Bentley Prince Street reporting unit was identified due largely to the following factors:

•
There was a significant decline in Bentley Prince Street’s performance, primarily in the last three months of 2008.  This decline also was reflected in the forward projections of Bentley Prince Street’s budgeting process.  The projections showed a decline in both sales and operating income over Bentley Prince Street’s three-year budgeting process.  These declines impacted the value of the business from an income valuation approach.  The declines in projections were primarily related to the global economic crisis and its impact on the broadloom carpet market.

•
There was an increase in the discount rate used to create the present value of future expected cash flows.  This increase from approximately 12% to 16% was more reflective of our market capitalization and risk premiums on a reporting unit level, which impacted the value of the business using an income valuation approach.

•
There was a decrease in the market multiple factors used for the market valuation approach.  This decrease was reflective of the general market conditions regarding current market activities and market valuation guidelines.

In the first quarter of 2007, we recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to our former Fabrics Group business segment.  We were exploring possible strategic options with respect to our fabrics business, and our analyses indicated that the carrying value of the assets of the fabrics business exceeded their fair value.  When such an indication is present, we measure potential goodwill and other asset impairments based on an allocation of the estimated fair value of the reporting unit to its underlying assets and liabilities.  An impairment loss is recognized to the extent that the reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  In addition to the impairment of goodwill, we determined that other intangible assets of the business unit were impaired as well.  As discussed above, in the second quarter of 2007, we entered into an agreement to sell our fabrics business segment for approximately $67.2 million (after working capital and certain other adjustments).  As a result of this agreed-upon purchase price, we recorded an impairment of assets of approximately $13.6 million in the second quarter of 2007.  This impairment was determined based upon the fair value of the business segment as compared to the fair value represented by the purchase price.  Given the nature of our assets and liabilities, the impairment charge was a reduction of carrying value of property, plant and equipment, as it was determined that all other assets were carried at a value approximating fair value.  These impairment charges have been included in discontinued operations in the Consolidated Statement of Operations for 2007.

Inventories.  We determine the value of inventories using the lower of cost or market value. We write down inventories for the difference between the carrying value of the inventories and their estimated market value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values.  Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions.  While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future.  Our inventory reserve on January 3, 2010, and December 28, 2008, was $17.1 million and $10.9 million, respectively.  To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2009 net income would be higher or lower by approximately $1.1 million, on an after-tax basis.

Pension Benefits.  Net pension expense recorded is based on, among other things, assumptions about the discount rate, estimated return on plan assets and salary increases. While management believes these assumptions are reasonable, changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of our plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year.  The actuarial assumptions used in our salary continuation plan and our foreign defined benefit plans reporting are reviewed periodically and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligation.  The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class.  Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.  The table below represents the changes to the projected benefit obligation as a result of changes in discount rates assumptions:

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(36.9)
1% decrease in actuarial assumption for discount rate	$46.6

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(1.9)
1% decrease in actuarial assumption for discount rate	$2.3

Environmental Remediation.  We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made.  As of January 3, 2010 and December 28, 2008, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Estimating this amount requires us to analyze the financial strengths of our customers.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated.  Our allowance for doubtful accounts on January 3, 2010, and December 28, 2008, was $12.3 million and $11.1 million, respectively.  To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2009 net income would be higher or lower by approximately $0.8 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties.  We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed.  We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion.  In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product.  We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience.  Our warranty reserve on January 3, 2010, and December 28, 2008, was $1.3 million and $1.9 million, respectively.  Actual warranty expense incurred could vary significantly from amounts that we estimate.  To the extent the actual warranty expense differs from our estimates by 10%, our 2009 net income would be higher or lower by approximately $0.1 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard which established standards of accounting and reporting of noncontrolling interests in subsidiaries, previously known as minority interests, in consolidated financial statements, provided guidance on accounting for changes in the parent’s ownership interest in a subsidiary and established standards of accounting of the deconsolidation of a subsidiary due to the loss of control.  This new accounting standard requires an entity to present noncontrolling interests as a component of equity.  Additionally, this new accounting standard requires an entity to present net income and consolidated comprehensive income attributable to the parent and the noncontrolling interests separately on the face of the consolidated financial statements.  This standard became effective for our fiscal year 2009 and interim periods thereof.  Amounts for all prior periods have been adjusted retrospectively to conform to this new standard.  The adoption of this standard had the following impact on our previously issued financial statements for the following prior years:

	As of and for the Year Ended
	12/28/08	12/30/07
	(in thousands)
Income (Loss) from Continuing Operations:
As historically presented	$(35,719)	$57,848
Impact of new accounting standard	1,206	1,124
Adjusted for impact of new accounting standard	$(34,513)	$58,972

Net Income (Loss):
As historically presented	$(40,873)	$(10,812)
Impact of new accounting standard	1,206	1,124
Adjusted for impact of new accounting standard	$(39,667)	$(9,688)

Shareholders’ Equity:
As historically presented	$209,496	$294,142
Impact of new accounting standard	7,941	6,974
Adjusted for impact of new accounting standard	$217,437	$301,116

In addition to the above adjustments, our adoption of this new standard required the inclusion of the following two new line items in our consolidated statements of operations for the following prior years:

	For the Year Ended
	12/28/08	12/30/07
	(in thousands)
Net income attributable to noncontrolling interest in subsidiary	$(1,206)	$(1,124)
Net loss attributable to Interface, Inc.	$(40,873)	$(10,812)

In June 2008, the FASB issued a new accounting standard governing the determination of earnings per share.  The FASB declared that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method under accounting standards, when dilutive.  This standard became effective for us on December 29, 2008.  Amounts for all prior periods have been adjusted retrospectively to conform to this new standard.  The adoption of this standard had the following impact on earnings per share in our previously issued financial statements for the following prior years:

	Fiscal Year
	2008	2007
Basic Earnings (Loss) Per Share from Continuing Operations attributable to Interface, Inc. Common Shareholders
As historically presented	$(0.58)	$0.96
Impact of new accounting standard	--	(0.02)
Adjusted for impact of new accounting standard	$(0.58)	$0.94

Diluted Earnings (Loss) Per Share from Continuing Operations attributable to Interface, Inc. Common Shareholders
As historically presented	$(0.58)	$0.94
Impact of new accounting standard	--	(0.01)
Adjusted for impact of new accounting standard	$(0.58)	$0.93

Basic Earnings (Loss) Per Share attributable to Interface, Inc. Common Shareholders
As historically presented	$(0.67)	$(0.18)
Impact of new accounting standard	--	--
Adjusted for impact of new accounting standard	$(0.67)	$(0.18)

Diluted Earnings (Loss) Per Share attributable to Interface, Inc. Common Shareholders
As historically presented	$(0.67)	$(0.18)
Impact of new accounting standard	--	--
Adjusted for impact of new accounting standard	$(0.67)	$(0.18)

See the Note entitled “Income (Loss) Per Share” in Item 8 of this Report for further discussion of the adoption of this standard.

In June 2009, the FASB issued a new accounting standard which codifies the framework of accounting standards in the United States.  The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis.  We adopted the FASB Codification in the third quarter of 2009 and its adoption did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued a new standard which changes the consolidation model for variable interest entities. This standard companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently assessing the impact, if any, that the adoption of this new standard will have on our consolidated financial statements.

In December 2008, the FASB issued a new accounting standard regarding disclosures about postretirement benefit plan assets.  The new standard requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk.  The required disclosures are included in the Note entitled “Employee Benefit Plans” in Item 8 of this Report.

In March 2008, the FASB issued a new accounting standard regarding disclosures about derivative instruments.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance, and cash flows.  The effective date is for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this pronouncement did not have any significant impact on our consolidated financial statements.

In December 2007, the FASB issued a new accounting standard governing business combinations.  This standard requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree.  The statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  This standard requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting.  This standard is effective for the fiscal year beginning after December 15, 2008.  The adoption of this pronouncement did not have any significant impact on our consolidated financial statements.

In September 2006, the FASB issued a standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  For financial assets subject to fair value measurements, this standard is effective for fiscal years beginning after November 15, 2007.  In November 2007, the FASB granted a deferral for the application of this standard with regard to non-financial assets until fiscal years beginning after November 15, 2008.  The adoption of the pronouncement for financial assets did not have a material impact on our consolidated financial statements.  Our annual fair value measurement of our reporting units under step 1 of the goodwill impairment test represents the only significant fair value measurement on a recurring basis.  The adoption of this standard did not have any significant impact on our consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on an issue regarding accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements.  This standard is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  This standard was effective for fiscal years beginning after December 15, 2007.  In accordance with the standard, we recorded the present value of the expected future policy premiums for one such insurance policy, an amount of approximately $2.0 million, as an adjustment to retained earnings in 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

As a result of the scope of our global operations, we are exposed to an element of market risk from changes in interest rates and foreign currency exchange rates. Our results of operations and financial condition could be impacted by this risk. We manage our exposure to market risk through our regular operating and financial activities and, to the extent we deem appropriate, through the use of derivative financial instruments.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. From time to time, we maintain a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agree to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR.  As of January 3, 2010, no such interest rate swaps were in place.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, England, Northern Ireland, the Netherlands, Australia and Thailand, and sell our products in more than 100 countries. (In 2009, we ceased manufacturing operations at our facility in Canada.)  As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.

At January 3, 2010, we recognized an $18.2 million increase in our foreign currency translation adjustment account compared with December 28, 2008, because of the strengthening of certain currencies against the U.S. dollar as of year-end 2009. The increase was associated primarily with certain foreign subsidiaries located within the United Kingdom, Australia and Europe.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at January 3, 2010. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $14.0 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $14.8 million.

Foreign Currency Exchange Rate Risk

As of January 3, 2010, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $9.2 million or an increase in the fair value of our financial instruments of $7.5 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR
	2009	2008	2007
	(in thousands, except per share data)
Net sales	$859,888	$1,082,344	$1,081,273
Cost of sales	576,871	710,299	703,751
Gross profit on sales	283,017	372,045	377,522

Selling, general and administrative expenses	218,322	258,198	246,258
Loss on disposal – Pandel, Inc.	--	--	1,873
Impairment of goodwill	--	61,213	--
Restructuring charges	7,627	10,975	--
Income from litigation settlements	(5,926)	--	--

Operating income	62,994	41,659	129,391

Interest expense	34,297	31,480	34,110
Bond retirement expenses	6,096	--	--
Other expense	576	1,652	727

Income from continuing operations before tax expense	22,025	8,527	94,554
Income tax expense	9,352	43,040	35,582

Income (loss) from continuing operations	12,673	(34,513)	58,972
Loss from discontinued operations, net of tax	(909)	(5,154)	(68,660)

Net income (loss)	11,764	(39,667)	(9,688)
Net income attributable to noncontrolling interest in subsidiary	(846)	(1,206)	(1,124)

Net income (loss) attributable to Interface, Inc.	$10,918	$(40,873)	$(10,812)

Income (loss) per share attributable to Interface, Inc. common shareholders – basic
Continuing operations	$0.19	$(0.58)	$0.94
Discontinued operations	(0.01)	(0.08)	(1.12)

Net income (loss) per share attributable to Interface, Inc. common shareholders – basic	$0.17	$(0.67)	$(0.18)

Income (loss) per share attributable to Interface, Inc. common shareholders – diluted
Continuing operations	$0.19	$(0.58)	$0.93
Discontinued operations	(0.01)	(0.08)	(1.11)

Net income (loss) per share attributable to Interface, Inc. common shareholders – diluted	$0.17	$(0.67)	$(0.18)

Basic weighted average shares outstanding	63,213	61,439	61,425
Diluted weighted average shares outstanding	63,308	61,439	61,938

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	FISCAL YEAR
	2009	2008	2007
	(in thousands)
Net income (loss)	$11,764	$(39,667)	$(9,688)
Other comprehensive income (loss)
Foreign currency translation adjustment	18,446	(43,719)	14,462
Pension liability adjustment	(4,416)	2,033	16,371

Comprehensive income (loss)	25,794	(81,353)	21,145
Comprehensive income attributable to noncontrolling interest	(1,139)	(967)	(1,469)

Comprehensive income (loss) attributable to Interface, Inc.	$24,655	$(82,320)	$19,676

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2009	2008
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$115,363	$71,757
Accounts receivable, net	129,833	144,783
Inventories	112,249	128,923
Prepaid expenses and other current assets	19,649	21,070
Deferred income taxes	9,379	6,272
Assets of businesses held for sale	1,500	3,150
Total current assets	387,973	375,955
Property and equipment, net	162,269	160,717
Deferred tax asset	44,210	42,999
Goodwill	80,519	78,489
Other assets	52,268	47,875

	$727,239	$706,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$35,614	$52,040
Accrued expenses	101,143	102,592
Current portion of long-term debt	14,586	--
Total current liabilities	151,343	154,632
Senior notes	145,184	152,588
Senior subordinated notes	135,000	135,000
Deferred income taxes	7,029	7,506
Other	42,502	38,872

Total liabilities	481,058	488,598

Commitments and contingencies

Shareholders’ equity
Preferred stock	--	--
Common stock	6,328	6,316
Additional paid-in capital	343,348	339,776
Retained earnings (deficit)	(55,332)	(65,616)
Accumulated other comprehensive income (loss) – foreign currency translation	(24,057)	(42,210)
Accumulated other comprehensive income (loss) – pension liability	(33,186)	(28,770)

Total shareholders’ equity – Interface, Inc.	237,101	209,496

Noncontrolling interest in subsidiary	9,080	7,941

Total shareholders’ equity	246,181	217,437

	$727,239	$706,035

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR
	2009	2008	2007
OPERATING ACTIVITIES:		(in thousands)
Net income (loss)	$11,764	$(39,667)	$(9,688)
Impairment of goodwill and intangible assets related to discontinued operations	--	--	48,322
Loss on discontinued operations	909	5,154	20,338
Income from continuing operations	12,673	(34,513)	58,972
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities
Impairment of goodwill	--	61,213	--
Depreciation and amortization	25,189	23,664	22,487
Premium paid to repurchase Senior Notes	5,264	--	--
Bad debt expense	2,214	4,180	1,917
Deferred income taxes and other	(5,634)	13,480	3,818
Working capital changes:
Accounts receivable	20,978	11,891	(32,114)
Inventories	20,831	(11,351)	(11,855)
Prepaid expenses and other current assets	78	5,072	5,967
Accounts payable and accrued expenses	(27,143)	(18,540)	19,312
Cash provided by continuing operations	54,450	55,096	68,504
Cash used in discontinued operations	--	--	(2,796)
Cash provided by operating activities	54,450	55,096	65,708

INVESTING ACTIVITIES:
Capital expenditures	(8,753)	(29,300)	(40,592)
Proceeds from sale of discontinued operations	--	--	60,732
Other	1,399	(4,158)	(7,014)
Cash used in discontinued operations	--	--	(6,950)
Cash provided by (used in) investing activities	(7,354)	(33,458)	6,176

FINANCING ACTIVITIES:
Borrowing of long-term debt	144,452	--	--
Dividends paid	(634)	(7,562)	(4,919)
Debt issuance costs	(6,301)	--	--
Repurchase of senior notes	(138,002)	(22,412)	(101,365)
Premium paid to repurchase senior notes	(5,264)	--	--
Proceeds from issuance of common stock	499	1,479	4,569
Cash used in financing activities	(5,250)	(28,495)	(101,715)
Net cash provided by (used in) operating, investing and financing activities	41,846	(6,857)	(29,831)
Effect of exchange rate changes on cash	1,760	(3,761)	3,049

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	43,606	(10,618)	(26,782)
Balance, beginning of year	71,757	82,375	109,157

Balance, end of year	$115,363	$71,757	$82,375

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the third quarter of 2007, the Company sold its Fabrics Group business segment to a third party.  The Fabrics Group designed, manufactured and marketed fabrics for open plan office furniture systems and commercial interiors.  The results of operations and related disposal costs, gains and losses for the Fabrics Group segment are classified as discontinued operations for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.  Investments in which the Company does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.  The Company monitors investments for other than temporary declines in value and makes reductions in carrying values when appropriate.  As of January 3, 2010, and December 28, 2008, the Company does not hold significant instruments of this nature.

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

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations.  Research and development expense was $12.7 million, $15.3 million and $15.8 million for the years 2009, 2008 and 2007, respectively.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments.  The Company did not hold any significant amounts of short-term investments at January 3, 2010, or December 28, 2008.

Cash payments for interest amounted to approximately $35.1 million, $32.9 million and $38.9 million for the years 2009, 2008 and 2007, respectively.  Income tax payments amounted to approximately $18.6 million, $23.1 million and $16.8 million for the years 2009, 2008 and 2007, respectively.  During the years 2009, 2008 and 2007, the Company received income tax refunds of $0.5 million, $0.1 million and $0.6 million, respectively.

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

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs of approximately $0.3 million, $1.0 million and $0.9 million for the fiscal years 2009, 2008 and 2007, respectively. Depreciation expense amounted to approximately $20.2 million, $18.8 million and $17.2 million for the years 2009, 2008 and 2007, respectively. These amounts exclude depreciation expense of approximately $4.2 million for 2007, now reported as discontinued operations, related to the Fabrics Group business segment.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of the applicable goodwill accounting standards in December 2001, goodwill was amortized on a straight-line basis over the periods benefited, principally twenty-five to forty years. Accumulated amortization amounted to approximately $77.3 million at both January 3, 2010, and December 28, 2008, and cumulative impairment losses recognized were $212.6 million as of both January 3, 2010, and December 28, 2008.

As of January 3, 2010, and December 28, 2008, the net carrying amount of goodwill was $80.5 million and $78.5 million, respectively.  Other intangible assets were $2.8 million and $9.7 million as of January 3, 2010, and December 28, 2008, respectively. The Company capitalizes patent defense costs when it determines that a successful defense is probable.  The Company has capitalized $1.7 million and $3.2 million of such costs in 2008 and 2007, respectively.  In 2009, the Company received settlements related to patent litigation, and as a result has reduced the carrying value of these patents by the settlement amounts.  Any patent defense costs are amortized over the remaining useful life of the patent.  Amortization expense during the years 2009, 2008 and 2007 was $0.6 million, $0.9 million, and $0.7 million, respectively.

During the fourth quarters of 2009, 2008 and 2007, the Company performed the annual goodwill impairment test required by certain accounting standards. The Company performs this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment and at the level of the Bentley Prince Street segment.  In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed.  In preparing the valuations, past, present and future expectations of performance were considered.  In the fourth quarter of 2008, a goodwill impairment of $61.2 million related to the Bentley Prince Street reporting unit was identified due largely to the following factors:

•
The significant decline in the reporting unit’s performance, primarily in the last three months of 2008.  This decline also was reflected in the forward projections of the reporting unit’s budgeting process.  The projections showed a decline in both sales and operating income over the reporting unit’s three-year budgeting process.  These declines impacted the value of the reporting unit from an income valuation approach.  The declines in projections were primarily related to the global economic crisis and its impact on the broadloom carpet market.

•
An increase in the discount rate used to create the present value of future expected cash flows.  This increase from approximately 12% to 16% was more reflective of the Company’s market capitalization and risk premiums on a reporting unit level, which impacted the value of the reporting unit using an income valuation approach.

•	A decrease in the market multiple factors used for the market valuation approach. This decrease was reflective of the general market conditions regarding merger and acquisition activities.

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the fourth quarter of 2009, and therefore no impairment was indicated during the impairment testing.  As of January 3, 2010, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company believes no additional goodwill impairment would have existed.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded a goodwill impairment charge of $44.5 million related to the sale of its Fabrics Group business segment in 2007, which charge is included as part of the loss from discontinued operations during that period.  The Company also recorded a charge of $3.8 million for other impaired intangible assets in connection with the Fabrics Group sale in 2007.

The changes in the carrying amounts of goodwill for the year ended January 3, 2010, by operating segment are as follows:

	BALANCE DECEMBER 28, 2008	ACQUISITIONS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE JANUARY 3, 2010
	(in thousands)
Modular Carpet	$78,489	$--	$--	$2,030	$80,519
Bentley Prince Street	--	--	--	--	--
Specialty Products	--	--	--	--	--
Total	$78,489	$--	$--	$2,030	$80,519

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience.  Warranty reserves amounted to $1.3 million and $1.9 million as of January 3, 2010, and December 28, 2008, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss).  Foreign exchange translation gains (losses) were $18.2 million, ($43.5 million) and $14.1 million for the years 2009, 2008 and 2007, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding.  Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

As of fiscal year 2009, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” note below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in fiscal years 2009, 2008 and 2007:

	FISCAL YEAR
	2009	2008	2007
Risk free interest rate	1.6%	3.9%	4.73%
Expected option life	5.5 years	3.25 years	3.25 years
Expected volatility	61%	61%	60%
Expected dividend yield	2.6%	0.57%	0.51%

The weighted average fair value of stock options (as of grant date) granted during the years 2009, 2008 and 2007 was $1.91, $6.21 and $6.99, respectively, per share.

Derivative Financial Instruments

Accounting standards require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.  As of January 3, 2010, and December 28, 2008, the Company was not party to any significant derivative instruments.

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

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made.  As of January 3, 2010, and December 28, 2008, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Estimating this amount requires the Company to analyze the financial strengths of its customers.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that the Company is unable to collect may be different than the amount initially estimated.  The Company’s allowance for doubtful accounts on January 3, 2010, and December 28, 2008, was $12.3 million and $11.1 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year financial statement presentation.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2009,” “2008,” and “2007,” mean the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.  Fiscal year 2009 was comprised of 53 weeks.  Fiscal years 2008 and 2007 were each comprised of 52 weeks.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued an accounting standard which established standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provided guidance on accounting for changes in the parent’s ownership interest in a subsidiary and established standards of accounting of the deconsolidation of a subsidiary due to the loss of control.  This standard requires an entity to present noncontrolling interests as a component of equity.  Additionally, this standard requires an entity to present net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest separately on the face of the consolidated financial statements.  This standard became effective for the Company’s fiscal year 2009 and interim periods thereof.  Amounts for all prior periods have been adjusted retrospectively to conform to this new standard.  The adoption of this standard had the following impact on the Company’s previously issued financial statements for the following prior years:

	As of and for the Year Ended
	12/28/08	12/30/07
	(in thousands)
Income (Loss) from Continuing Operations:
As historically presented	$(35,719)	$57,848
Impact of new accounting standard	1,206	1,124
Adjusted for impact of new accounting standard	$(34,513)	$58,972

Net Income (Loss):
As historically presented	$(40,873)	$(10,812)
Impact of new accounting standard	1,206	1,124
Adjusted for impact of new accounting standard	$(39,667)	$(9,688)

Shareholders’ Equity:
As historically presented	$209,496	$294,142
Impact of new accounting standard	7,941	6,974
Adjusted for impact of new accounting standard	$217,437	$301,116

In addition to the above adjustments, our adoption of this new standard required the inclusion of the following two new line items in the Company’s consolidated statements of operations for the following prior years:

	Fiscal Year
	2008	2007
	(in thousands)

Net income attributable to noncontrolling interest in subsidiary	$(1,206)	$(1,124)
Net income (loss) attributable to Interface, Inc.	$(40,873)	$(10,812)

In June 2008, the FASB issued a new accounting standard governing the determination of earnings per share.  The FASB declared that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method under accounting standards, when dilutive. This standard became effective for the Company on December 29, 2008.  Amounts for all prior periods have been adjusted retrospectively to conform to this new standard.  The adoption of this standard had the following impact on earnings per share in the Company’s previously issued financial statements for the following prior years:

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year

	2008	2007
Basic Earnings (Loss) Per Share from Continuing Operations attributable to Interface, Inc. common shareholders
As historically presented	$(0.58)	$0.96
Impact of new accounting standard	--	(0.02)
Adjusted for impact of new accounting standard	$(0.58)	$0.94

Diluted Earnings (Loss) Per Share from Continuing Operations attributable to Interface, Inc. common shareholders
As historically presented	$(0.58)	$0.94
Impact of new accounting standard	--	(0.01)
Adjusted for impact of new accounting standard	$(0.58)	$0.93

Basic Earnings (Loss) Per Share attributable to Interface, Inc. common shareholders
As historically presented	$(0.67)	$(0.18)
Impact of new accounting standard	--	--
Adjusted for impact of new accounting standard	$(0.67)	$(0.18)

Diluted Earnings (Loss) Per Share attributable to Interface, Inc. common shareholders
As historically presented	$(0.67)	$(0.18)
Impact of new accounting standard	--	--
Adjusted for impact of new accounting standard	$(0.67)	$(0.18)

See the Note below entitled “Income (Loss) Per Share” for further discussion of the adoption of this standard.

In June 2009, the FASB issued a new accounting standard which codified the framework of accounting standards in the United States.  The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis.  The Company adopted the FASB Codification in the third quarter of 2009 and its adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued a new standard which changes the consolidation model for variable interest entities. This standard requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is currently assessing the impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

In December 2008, the FASB issued a new accounting standard regarding disclosures about postretirement benefit plan assets.  The new standard requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk.  The required disclosures are included in the Note entitled “Employee Benefit Plans.”

In March 2008, the FASB issued a new standard regarding disclosures about derivative instruments.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance and cash flows.  The effective date is for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this pronouncement did not have any significant impact on the Company’s consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued a new standard governing business combinations.  This standard requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree.  The statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  This standard requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting.  This standard is effective for the fiscal year beginning after December 15, 2008.  The adoption of this pronouncement did not have any significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued a standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  For financial assets subject to fair value measurements, this standard is effective for fiscal years beginning after November 15, 2007.  In November 2007, the FASB granted a deferral for the application of this standard with regard to non-financial assets until fiscal years beginning after November 15, 2008.  The adoption of the pronouncement for financial assets did not have a material impact on the Company’s consolidated financial statements.  The Company’s annual fair value measurement of its reporting units under step 1 of the goodwill impairment test represents the only significant fair value measurement on a recurring basis.  The adoption of this standard did not have any significant impact on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force of the FASB reached consensus on an issue regarding the Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The scope of this standard is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  This standard is effective for fiscal years beginning after December 15, 2007.  In accordance with the standard, the Company recorded the present value of the expected future policy premiums for one such insurance policy, an amount of approximately $2.0 million, as an adjustment to retained earnings in 2008.

RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 3, 2010, and December 28, 2008, the allowance for bad debts amounted to approximately $12.3 million and $11.1 million, respectively, for all accounts receivable of the Company.  Reserves for sales returns and allowances amounted to $3.3 million and $2.7 million as of January 3, 2010, and December 28, 2008, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have significant assets and liabilities measured at fair value on a recurring basis under applicable accounting standards.  The Company does have approximately $16.0 million of Company-owned life insurance which is measured on readily determinable cash surrender value on a recurring basis.  Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value.  The fair value of long term debt represented by the Company’s 10.375% Senior Notes, 11 3/8% Senior Secured Notes and 9.5% Senior Subordinated Notes, based on quoted market prices, was $14.5 million, $167.1 million and $132.3 million, respectively, at January 3, 2010.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories are summarized as follows:

	2009	2008
	(in thousands)
Finished goods	$65,478	$72,495
Work-in-process	15,764	21,610
Raw materials	31,007	34,818

	$112,249	$128,923

Reserves for inventory obsolescence amounted to $17.1 million and $10.9 million as of January 3, 2010, and December 28, 2008, respectively, and have been netted against amounts presented above.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2009	2008
	(in thousands)
Land	$7,636	$9,381
Buildings	110,984	103,860
Equipment	310,134	296,328

	428,754	409,569
Accumulated depreciation	(266,485)	(248,852)

	$162,269	$160,717

The estimated cost to complete construction-in-progress for which the Company was committed at January 3, 2010, was approximately $10.0 million.

ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2009	2008
	(in thousands)
Compensation	$44,385	$39,716
Interest	9,169	12,255
Restructuring	1,953	6,952
Taxes	4,096	9,918
Accrued purchases	6,594	8,173
Other	34,946	25,578

	$101,143	$102,592

Other non-current liabilities include pension liability of $28.5 million and $24.7 million as of January 3, 2010, and December 28, 2008, respectively (see the discussion below in the Note entitled “Employee Benefit Plans”).

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BORROWINGS

Domestic Revolving Credit Facility

The Company has a domestic revolving credit facility that provides for a maximum aggregate amount of loans and letters of credit of up to $100 million (with the option to increase it to a maximum of $150 million upon the satisfaction of certain conditions) at any one time, subject to the borrowing base described below. The key features of the domestic revolving credit facility are as follows:

•	The revolving credit facility currently matures on December 31, 2012;
•
The revolving credit facility includes a domestic U.S. dollar syndicated loan and letter of credit facility made available to Interface, Inc. up to the lesser of (1) $100 million, or (2) a borrowing base equal to the sum of specified percentages of eligible accounts receivable and inventory in the United States (the percentages and eligibility requirements for the borrowing base are specified in the credit facility), less certain reserves;

•
Advances under the facility are secured by a first-priority lien on substantially all of Interface, Inc.’s assets and the assets of each of its material domestic subsidiaries, which have guaranteed the revolving credit facility; and

•
The revolving credit facility contains a financial covenant (a fixed charge coverage ratio test) that becomes effective in the event that the Company’s excess borrowing availability falls below $20 million. In such event, the Company must comply with the financial covenant for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

The revolving credit facility also includes various reporting, affirmative and negative covenants, and other provisions that restrict the Company’s ability to take certain actions, including provisions that restrict the Company’s ability to repay its long-term indebtedness unless it meets a specified minimum excess availability test.

Interest Rates and Fees.  Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 1.75% to 2.50% over the applicable base interest rate (which is defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or the one-month LIBOR rate), depending on the Company’s average excess borrowing availability during the most recently completed fiscal quarter.  Interest on LIBOR-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 3.25% to 4.00% over the applicable LIBOR rate (but in no event less than the three-month LIBOR rate), depending on the Company’s average excess borrowing availability during the most recently completed fiscal quarter.  In addition, the Company pays an unused line fee of 0.75% per annum on the facility.

Prepayments.  The revolving credit facility requires prepayment from the proceeds of certain asset sales.

Covenants.  The revolving credit facility also limits the Company’s ability, among other things, to:

•	repay the Company’s other indebtedness prior to maturity unless the Company meets a specified minimum excess availability test;

•	incur indebtedness or contingent obligations;

•	make acquisitions of or investments in businesses (in excess of certain specified amounts);

•	sell or dispose of assets (in excess of certain specified amounts);

•	create or incur liens on assets; and

•	enter into sale and leaseback transactions.

The Company is presently in compliance with all covenants under the domestic revolving credit facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Events of Default.  If the Company breaches or fails to perform any of the affirmative or negative covenants under the revolving credit facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc. or certain subsidiaries, or if the Company breaches or fails to perform any covenant or agreement contained in any instrument relating to any of the Company’s other indebtedness exceeding $10 million), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ agent may, and upon the written request of a specified percentage of the lender group, shall:

•	declare all commitments of the lenders under the facility terminated;

•	declare all amounts outstanding or accrued thereunder immediately due and payable; and

•	exercise other rights and remedies available to them under the agreement and applicable law.

Collateral.  The facility is secured by substantially all of the assets of Interface, Inc. and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of the Company’s domestic subsidiaries and up to 65% of the stock of its first-tier material foreign subsidiaries. If an event of default occurs under the revolving credit facility, the lenders’ collateral agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

As of January 3, 2010, the Company had no borrowings outstanding under this facility.  At January 3, 2010, the Company had $8.1 million outstanding in letters of credit under this facility.  As of January 3, 2010, the Company could have incurred $54.2 million of additional borrowings under this facility.

Credit Agreement with ABN AMRO Bank N.V.

The Company’s European subsidiary Interface Europe B.V. and certain of Interface Europe B.V.’s subsidiaries have a Credit Agreement with ABN AMRO Bank N.V.  Under the Credit Agreement, ABN AMRO provides a credit facility, until further notice, for borrowings and bank guarantees in varying aggregate amounts over time as follows:

Period	Maximum Amount in Euros (in millions)
October 1, 2009 – September 30, 2010	€26
October 1, 2010 –September 30, 2011	20
October 1, 2011 –September 30, 2012	14
From October 1, 2012	8

Interest on borrowings under the facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum.  Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued.  A facility fee of 0.5% per annum is payable with respect to the facility amount.  The facility is secured by liens on certain real property, personal property and other assets of the Company’s principal European subsidiaries.  The facility also includes certain financial covenants (which require the borrowers and their subsidiaries to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability (and the ability of certain of the borrowers’ subsidiaries) to take certain actions.  As of January 3, 2010, there were no borrowings outstanding under this facility.

The Company is presently in compliance with all covenants under this facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 3/8% Senior Secured Notes

On June 5, 2009, the Company completed a private offering of $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”).  Interest on the Senior Secured Notes is payable semi-annually on May 1 and November 1 beginning November 1, 2009.  The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s domestic subsidiaries.  The Senior Secured Notes are secured by a second-priority lien on substantially all of the Company’s and certain of the Company’s domestic subsidiaries’ assets that secure the Company’s domestic revolving credit facility on a first-priority basis.

The Senior Secured Notes were sold at a price of 96.301% of their face value, resulting in $144.5 million of gross proceeds.  The $5.5 million original issue discount will be amortized over the life of the notes through interest expense.  After deducting the initial purchasers’ discount and other fees and expenses associated with the sale, net proceeds were $139.5 million.  The Company used $137.4 million of those net proceeds to repurchase $127.2 million aggregate principal amount of its 10.375% Senior Notes due 2010 pursuant to a tender offer conducted by the Company.  (Included in the $137.4 million used to repurchase the $127.2 million aggregate principal amount of 10.375% Senior Notes were a purchase price premium of $5.7 million and accrued interest of $4.5 million).  The remaining $2.1 million of the net proceeds was subsequently used to repay a portion of the $14.6 million of the 10.375% Senior Notes due 2010 that remained outstanding following the tender offer.  The balance of the 10.375% Senior Notes was repaid at maturity on February 1, 2010.

The Company may redeem all or a part of the Senior Secured Notes from time to time at a price equal to 100% of the principal amount plus a make-whole premium.  Prior to May 1, 2012, the Company may redeem up to 35% of the Senior Secured Notes with cash proceeds from specified equity offerings at a price equal to 111.375% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.  As of January 3, 2010, the balance of the Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $145.2 million.  The estimated fair value of the Senior Secured Notes as of January 3, 2010, based on then current market prices, was $167.1 million.

10.375% Senior Notes

On January 17, 2002, the Company completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1 and August 1 beginning August 1, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility.

The notes (which have now been repaid, as described below) were guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries.  During 2009, the Company repurchased $138.0 million aggregate principal amount of these notes.  As of January 3, 2010, and December 28, 2008, the Company had outstanding $14.6 million and $152.6 million in 10.375% Senior Notes, respectively.  At January 3, 2010, and December 28, 2008, the estimated fair value of these notes based on then current market prices was approximately $14.5 million and $150.3 million, respectively.  On February 1, 2010, subsequent to the end of 2009, the Company repaid the remaining balance of these notes.

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

These notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior subordinated basis by certain of the Company’s domestic subsidiaries.  The notes are redeemable for cash after February 1, 2009, at the Company’s option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on February 1, 2012, plus accrued interest thereon to the date fixed for redemption.  As of both January 3, 2010, and December 28, 2008, the Company had outstanding $135 million of 9.5% Senior Subordinated Notes due 2014.  At January 3, 2010, and December 28, 2008, the estimated fair value of these notes, based on then current market prices, was approximately $132.3 million and $107.3 million, respectively.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $10.5 million of other lines of credit available at interest rates ranging from 1% to 9%. As of January 3, 2010, and December 28, 2008, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

Deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, were $7.9 million and $3.8 million, as of January 3, 2010, and December 28, 2008, respectively.  The Company amortizes these costs over the life of the related debt.  Expenses related to such costs for the years 2009, 2008 and 2007 amounted to $1.9 million, $1.4 million and $1.2 million, respectively.  Included in the expenses for 2009 is a write-down of approximately $0.2 million of debt costs associated with the repurchase of $138 million of 10.375% Senior Notes.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2009, are as follows:

FISCAL YEAR	AMOUNT
(in thousands)
2010	$14,586
2011	--
2012	--
2013	150,000
2014	135,000
Thereafter	--
$299,586

PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock.  In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company.  As of January 3, 2010, and December 28, 2008, there were no shares of preferred stock issued.

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

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SHAREHOLDERS’ EQUITY

The Company is authorized to issue 80 million shares of $0.10 par value Class A Common Stock and 40 million shares of $0.10 par value Class B Common Stock. Class A and Class B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. Under the terms of the Class B Common Stock, its special voting rights to elect a majority of the Board members would terminate irrevocably if the total outstanding shares of Class B Common Stock ever comprises less than ten percent of the Company’s total issued and outstanding shares of Class A and Class B Common Stock. On January 3, 2010, the outstanding Class B shares constituted approximately 10.7% of the total outstanding shares of Class A and Class B Common Stock.

The Company’s Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol IFSIA. The Company’s Class B Common Stock is not publicly traded. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis.

Both classes of Common Stock share equally in dividends available to common shareholders. The Company paid dividends totaling $0.01 per share during 2009, $0.12 per share during 2008 and $0.08 per share during 2007 to each class of Common Stock.  The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination.  Such other factors include limitations contained in the agreement for its primary revolving credit facility and in the indentures for our public indebtedness, each of which specify conditions as to when any dividend payments may be made.  As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

All treasury stock is accounted for using the cost method.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	NON-CONTROLLING INTEREST IN SUBSIDIARY
	(in thousands)
Balance, at December 31, 2006	53,932	$5,391	6,739	$675	$323,132	$5,217	$(47,174)	$(12,847)	$5,506
Net income (loss)	--	--	--	--	--	(10,812)	--	--	1,124
Adoption of new accounting standard	--	--	--	--	--	(4,645)	--	--	--
Conversion of common stock	564	56	(564)	(56)	--	--	--	--	--
Stock issuances under employee plans	873	87	--	--	4,482	--	--	--	--
Other issuances of common stock	--	--	307	31	4,601	--	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(4,639)	--	--	--	--
Cash dividends paid	--	--	--	--	--	(4,919)	--	--	--
Forfeitures and compensation expense related to stock awards	--	--	--	--	5,074	--	--	--	--
Pension liability adjustment	--	--	--	--	--	--	16,371	--	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	14,117	344
Balance, at December 30, 2007	55,369	$5,534	6,482	$650	$332,650	$(15,159)	$(30,803)	$1,270	$6,974

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	NON-CONTROLLING INTEREST IN SUBSIDIARY
	(in thousands)
Balance, at December 30, 2007	55,369	$5,534	6,482	$650	$332,650	$(15,159)	$(30,803)	$1,270	$6,974
Net income (loss)	--	--	--	--	--	(40,873)	--	--	1,206
Adoption of new accounting standard	--	--	--	--	--	(2,022)	--	--	--
Conversion of common stock	777	78	(777)	(78)	--	--	--	--	--
Stock issuances under employee plans	233	23	--	--	1,413	--	--	--	--
Other issuances of common stock	--	--	1,090	109	15,251	--	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(15,289)	--	--	--	--
Forfeitures and compensation expense related to stock awards	--	--	--	--	5,751	--	--	--	--
Dividends paid	--	--	--	--	--	(7,562)	--	--	--
Pension liability adjustment	--	--	--	--	--	--	2,033	--	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	(43,480)	(239)
Balance, at December 28, 2008	56,379	$5,635	6,795	$681	$339,776	$(65,616)	$(28,770)	$(42,210)	$7,941

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	NON-CONTROLLING INTEREST IN SUBSIDIARY
	(in thousands)
Balance, at December 28, 2008	56,379	$5,635	6,795	$681	$339,776	$(65,616)	$(28,770)	$(42,210)	$7,941
Net income (loss)	--	--	--	--	--	10,918	--	--	846
Conversion of common stock	29	3	(29)	(3)	--	--	--	--	--
Stock issuances under employee plans	113	11	--	--	490	--	--	--	--
Other issuances of common stock	--	--	8	1	114	--	--	--	--
Unamortized stock compensation expense related to restricted stock awards	--	--	--	--	(116)	--	--	--	--
Cash dividends paid	--	--	--	--	--	(634)	--	--	--
Forfeitures and compensation expense related to stock awards	--	--	--	--	3,084	--	--	--	--
Pension liability adjustment	--	--	--	--	--	--	(4,416)	--	--
Foreign currency translation adjustment	--	--	--	--	--	--	--	18,153	293
Balance, at January 3, 2010	56,521	$5,649	6,774	$679	$343,348	$(55,332)	$(33,186)	$(24,057)	$9,080

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

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting standards require that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award.  That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  Under accounting standards, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model.  The Company is continuing to use the Black-Scholes model.  Accounting standards require that the Company estimate forfeitures for stock options and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.  This expense reduction is not significant to the Company.

The Company recognized stock option compensation expense of $1.4 million in 2009, $0.6 million in 2008, and $0.3 million in 2007.  The remaining unrecognized compensation cost related to unvested awards at January 3, 2010, approximated $1.1 million, and the weighted average period of time over which this cost will be recognized is approximately one year.  The expense for stock options is included in selling, general and administrative expense on the Company’s consolidated statements of operations, as none of these stock options have been issued to production personnel.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in the past three fiscal years:

	FISCAL YEAR
	2009	2008	2007
Risk free interest rate	1.6%	3.9%	4.73%
Expected option life	5.5 years	3.25 years	3.25 years
Expected volatility	61%	61%	60%
Expected dividend yield	2.6%	0.57%	0.51%

The weighted average fair value of stock options (as of grant date) granted during the years 2009, 2008 and 2007 was $1.91, $6.21 and $6.99, respectively, per share.

The following table summarizes stock options outstanding as of January 3, 2010, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at December 38, 2008	679,000	$7.43
Granted	1,060,000	4.30
Exercised	113,000	4.42
Forfeited or cancelled	50,000	6.68
Outstanding at January 3, 2010 (a)	1,576,000	$5.75

Exercisable at January 3, 2010 (b)	446,000	$7.60

(a)  At January 3, 2010, the weighted-average remaining contractual life of options outstanding was 6.9 years.
(b)  At January 3, 2010, the weighted-average remaining contractual life of options exercisable was 2.0 years.

At January 3, 2010, the aggregate intrinsic values of in-the-money options outstanding and options exercisable were $5.4 million and $1.1 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The intrinsic value of stock options exercised in 2009, 2008 and 2007 was $0.4 million, $1.7 million and $10.6 million, respectively.  The cash proceeds related to stock options exercised in 2009, 2008 and 2007 were $0.5 million, $1.5 million and $4.6 million, respectively.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 3, 2010	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at January 3, 2010	Weighted Average Exercise Price

$1.49- 3.99	126,300	3.24	$2.88	106,300	$3.10
4.00- 5.99	1,187,200	8.27	4.38	147,200	4.92
6.00- 8.99	37,500	0.88	8.29	37,500	8.29
9.00-13.99	55,000	1.49	12.87	55,000	12.87
14.00-16.42	170,000	2.90	14.57	100,000	14.84

	1,576,000	6.90	$5.75	446,000	$7.60

Restricted Stock Awards

During fiscal years 2009, 2008 and 2007, the Company granted restricted stock awards totaling 27,000, 1,087,000 and 327,000 shares, respectively, of Class B common stock.  These awards (or a portion thereof) vest with respect to each recipient over a one to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $1.8 million, $5.8 million and $5.0 million for 2009, 2008 and 2007, respectively.  These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.  Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.  The forfeiture rate has been developed using historical data regarding actual forfeitures as well as an estimate of future expected forfeitures under our restricted stock grants.

The following table summarizes restricted stock activity as of January 3, 2010, and during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2008	1,550,000	$12.70
Granted	27,000	4.31
Vested	163,000	8.62
Forfeited or cancelled	20,000	14.13
Outstanding at January 3, 2010	1,394,000	$13.04

As of January 3, 2010, the unrecognized total compensation cost related to unvested restricted stock was $9.9 million.  That cost is expected to be recognized by the end of 2013.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME (LOSS) PER SHARE

The Company computes basic earnings (loss) per share (“EPS”) attributable to Interface, Inc. common shareholders by dividing income (loss) from continuing operations attributable to Interface, Inc. common shareholders, income (loss) from discontinued operations attributable to Interface, Inc. common shareholders and net income (loss) attributable to Interface, Inc. common shareholders, by the weighted average common shares outstanding, including participating securities outstanding, during the period as depicted below.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings.

In the first quarter of 2009, the Company adopted a new accounting standard which requires the Company to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in the Company’s basic and diluted EPS calculations when the inclusion of these shares would be dilutive. The table below depicts the application of this standard to fiscal years 2009, 2008 and 2007.  As a result of the adoption of this standard, the Company has included all of its outstanding restricted stock awards in its calculation of basic and diluted EPS for the periods presented.  Because the Company experienced a loss from continuing operations position for fiscal year 2008, these participating securities were not included in the determination of EPS because to do so would be anti-dilutive.  This accounting standard also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed.  Common stock and unvested share-based payment awards earn dividends equally as shown in the table below:

	Fiscal Year
	2009	2008	2007
Earnings (loss) per share from continuing operations:
Basic earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.01	$(0.12)	$0.08
Undistributed earnings	0.18	(0.46)	0.86
	$0.19	$(0.58)	$0.94

Diluted earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.01	$(0.12)	$0.08
Undistributed earnings	0.18	(0.46)	0.85
	$0.19	$(0.58)	$0.93
Loss per share from discontinued operations:

Basic earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$--	$--	$--
Undistributed earnings	(0.01)	(0.08)	(1.12)

Diluted earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$--	$--	$--
Undistributed earnings	(0.01)	(0.08)	(1.11)

Basic earnings (loss) per share attributable to Interface, Inc. common shareholders	$0.17	$(0.67)	$(0.18)
Diluted earnings (loss) per share attributable to Interface, Inc. common shareholders	$0.17	$(0.67)	$(0.18)

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents income (loss) from continuing operations and net income (loss) attributable to Interface, Inc. that was attributable to participating securities:

	Fiscal Year

	2009	2008	2007
	(in millions)
Income (Loss) from Continuing Operations	$0.3	$(0.9)	$0.8
Net Income (Loss) Attributable to Interface, Inc.	0.2	(1.0)	(0.2)

As discussed above, participating securities were not included in the determination of EPS for 2008, as their inclusion would be anti-dilutive.

The weighted average shares for basic and diluted EPS were as follows:

	Fiscal Year

	2009	2008	2007
	(in thousands)
Weighted Average Shares Outstanding	61,819	61,439	60,573
Participating Securities	1,394	--	852
Shares for Basic Earnings (Loss) Per Share	63,213	61,439	61,425
Dilutive Effect of Stock Options	95	--	513
Shares for Diluted Earnings (Loss) Per Share	63,308	61,439	61,938

As the Company was in a loss from continuing operations position for 2008, any potential common shares and participating securities would have been anti-dilutive and therefore were not included in the calculation. As of the end of 2008, there were approximately 679,000 outstanding stock options and 1,550,000 shares of unvested restricted stock.  For fiscal years 2009 and 2007, options to purchase 302,000 and 40,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.

RESTRUCTURING CHARGES

2008 Restructuring Plan

In the fourth quarter of 2008, the Company committed to a restructuring plan intended to reduce costs across its worldwide operations, and more closely align the Company’s operations with demand levels.  The reduction of the demand levels is primarily a result of the worldwide recession and the associated delays and reductions in the number of construction projects where the Company’s carpet products are used.  The plan primarily consisted of ceasing manufacturing operations at its facility in Belleville, Canada, and reducing its worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration.  In connection with the restructuring plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $11.0 million.  The Company records its restructuring accruals under the provisions of applicable accounting standards.  The restructuring charge was comprised of employee severance expense of $7.8 million, impairment of assets of $2.6 million, and other exit costs of $0.7 million (primarily related to lease exit costs and other closure activities).  Approximately $8.3 million of the restructuring charge resulted in cash expenditures, primarily severance expense.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred During 2008	Costs Incurred During 2009	Balance at 01/03/10
	(in thousands)
Facilities consolidation	$2,559	$2,559	$--	$--
Workforce reduction	7,751	1,464	6,287	--
Other charges	665	--	665	--
	$10,975	$4,023	$6,952	$--

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(in thousands)

Total amounts expected to be incurred	$10,710	$120	$145	$10,975
Cumulative amounts incurred to date	10,710	120	145	10,975
Total amounts incurred in 2009	6,687	120	145	6,952

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charges	Costs Incurred in 2009	Balance at Jan. 3, 2010
	(in thousands)
Facilities consolidation	$970	$970	$--
Workforce reduction	5,873	3,920	1,953
Other charges	784	784	--
	$7,627	$5,674	$1,953

The table below details these restructuring activities undertaken in 2009 by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(in thousands)
Total amounts expected to be incurred	$6,865	$762	$--	$7,627
Cumulative amounts incurred to date	4,912	762	--	5,674
Total amounts incurred in 2009	4,912	762	--	5,674

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TAXES ON INCOME

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR
	2009	2008	2007
	(in thousands)
Current expense/(benefit):
Federal	$394	$100	$190
Foreign	11,890	20,844	20,332
State	542	456	770

	12,826	21,400	21,292
Deferred expense/(benefit):
Federal	(3,403)	15,732	(2,184)
Foreign	(875)	1,820	6,291
State	315	1,386	(982)

	(3,963)	18,938	3,125

	$8,863	$40,338	$24,417

Income tax expense (benefit) is included in the accompanying consolidated statements of operations as follows:

	FISCAL YEAR
	2009	2008	2007
	(in thousands)
Continuing operations	$9,352	$43,040	$35,582
Loss from discontinued operations	(489)	(2,702)	(11,165)

	$8,863	$40,338	$24,417

Income (loss) from continuing operations before taxes on income consisted of the following:

	FISCAL YEAR
	2009	2008	2007
	(in thousands)
U.S. operations	$(8,809)	$(59,400)	$10,462
Foreign operations	30,834	67,927	84,092

	$22,025	$8,527	$94,554

Deferred income taxes for the years ended January 3, 2010, and December 28, 2008, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At January 3, 2010, the Company had approximately $117.9 million in federal net operating loss carryforwards from continuing operations, with expiration dates through 2027, of which $18.6 million is from share-based payment awards. In accordance with applicable accounting standards, a financial statement benefit has not been recorded for the net operating loss related to the share-based payment awards. The Company’s foreign subsidiaries had approximately $2.8 million in net operating losses available for an unlimited carryforward period. The Company expects to utilize all of its federal and foreign carryforwards prior to their expiration. The Company had approximately $95 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2029. The Company had provided a valuation allowance against $37 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $165 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2009		2008
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(in thousands)
Basis differences of property and equipment	$--	$9,089	$--	$8,260
Basis difference of intangible assets	--	568	--	617
Foreign currency loss	--	2,671	--	2,172
Net operating loss carryforwards	41,332	--	46,792	--
Valuation allowances on net operation loss carryforwards	(2,758)	--	(2,590)	--
Deferred compensation	15,978	--	14,307	--
Nondeductible reserves and accruals	8,187	--	5,050	--
Pensions	3,498	--	2,533	--
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	--	7,388	--	13,262
Other differences in basis of assets and liabilities	38	--	--	16

	$66,275	$19,716	$66,092	$24,327

Deferred tax assets and liabilities are included in the accompanying balance sheets as follows:

	FISCAL YEAR
	2009	2008
	(in thousands)
Deferred income taxes (current asset)	$9,379	$6,272
Deferred tax asset (non-current asset)	44,210	42,999
Deferred income taxes (non-current liabilities)	(7,029)	(7,506)
	$46,558	$41,765

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at January 3, 2010.

The Company’s effective tax rate from continuing operations was 42.5%, 504.7% and 37.6% for fiscal years 2009, 2008 and 2007, respectively.  The following summary reconciles income taxes at the U.S. federal statutory rate of 35% to the Company’s actual income tax expense:

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FISCAL YEAR
	2009	2008	2007
	(in thousands)
Income taxes at U.S federal statutory rate	$7,709	$2,984	$33,094
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	438	194	288
Non-deductible goodwill impairment	--	21,415	--
Non-deductible business expenses	315	385	442
Non-deductible employee compensation	399	763	1,198
Tax effects of Company owned life insurance	(1,380)	1,982	(84)
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	1,075	13,262	--
Foreign and U.S. tax effects attributable to foreign operations	1,058	1,318	(395)
Nondeductible loss on sale of subsidiary	--	82	643
Valuation allowance additions – State NOL	109	942	62
Income attributable to noncontrolling interest in subsidiary	(296)	(422)	(393)
Other	(75)	135	727
Income tax expense	$9,352	$43,040	$35,582

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. as determination of the amount of unrecognized deferred U.S. income tax liability related to the indefinitely reinvested earnings is not practicable because of the complexities associated with its hypothetical calculation. During 2008 and 2009, the Company provided for approximately $13.4 million in U.S. federal and state income taxes and approximately $0.9 million in foreign withholding taxes on approximately $39.3 million of undistributed earnings from foreign subsidiaries that were no longer deemed to be indefinitely reinvested outside of the U.S. During 2009, the Company repatriated $20.2 million of these undistributed earnings on which the Company had provided $6.8 million in U.S. federal and state income taxes and $0.6 million in foreign withholding taxes. At January 3, 2010, the Company has provided for approximately $6.6 million in U.S. federal and state income taxes and approximately $0.3 million in foreign withholding taxes on approximately $19.1 million of the remaining undistributed earnings that it anticipates repatriating in the foreseeable future. At January 3, 2010, approximately $161 million of undistributed earnings of the Company’s foreign subsidiaries are deemed to be indefinitely reinvested outside of the U.S., on which withholding taxes of approximately $3.1 million would be payable upon remittance.

On January 1, 2007, the Company, in accordance with applicable accounting standards, recognized a $4.6 million increase in its liability for unrecognized tax benefits with a corresponding decrease to the opening balance of retained earnings.

As of December 28, 2008, the Company had unrecognized tax benefits of $7.4 million, which if recognized would be recorded as a benefit to income taxes and, therefore, result in a favorable impact on the Company’s effective tax rate in future periods.  For the year ended January 3, 2010, the Company increased its unrecognized tax benefits by $2.1 million due to the following changes in its tax positions. The Company increased its unrecognized tax benefits by approximately $1.7 million primarily related to its foreign tax positions taken in the current year and by $0.4 million primarily related to its foreign tax positions taken in prior years.

As of January 3, 2010, the Company had unrecognized tax benefits of $9.6 million, included in other liabilities in the Company’s consolidated balance sheet, which if recognized would have an impact on the Company’s effective tax rate in future periods.  If these benefits are not favorably settled, $9.3 million of the total amount of unrecognized tax benefits would require the use of cash in future periods.

The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense.  As of January 3, 2010, the Company had accrued interest and penalties of $1.5 million, which is included in the total unrecognized tax benefit noted above.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s federal income tax returns are subject to examination for the years 2003 to the present.  The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2004 to the present.  The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2003 to the present.

In August 2006, the Canadian tax authorities (“CRA”) proposed a reassessment of taxable income for transfer pricing related adjustments for the years 2001 and 2002. In November 2006, the Company filed a submission with the CRA to set aside the reassessment of taxable income. In September 2008, the CRA issued a final notice of reassessment of tax, including interest, of approximately $0.9 million for the years 2001 and 2002. In December 2008, the Company filed an objection to the notice of reassessment of tax with the CRA. In May 2009, the Company filed a Joint Request for Competent Authority Assistance Pursuant to the Mutual Agreement Procedure (“MAP”) under the Canada-U.S. 1980 Tax Convention. The Company has included in its liability for unrecognized tax benefits an amount it estimates will more likely than not result from the conclusion of the MAP. However, due to the nature of the MAP process, the timing and outcome of the MAP is subject to considerable variation and the ultimate outcome of this process could result in an amount significantly different from the Company’s estimate.

In late February 2008, the Company filed with the CRA and the Internal Revenue Service (“IRS”) an application for a Canada – U.S. bilateral advanced pricing agreement (“BAPA”) with respect to certain intercompany transactions (“Covered Transactions”) between Interface, Inc (including its U.S. subsidiaries) and its Canadian subsidiary. Some of the Covered Transactions are the same types of transactions that are the subject of dispute in the reassessment for tax years 2001 and 2002 described above. The BAPA request covers, at minimum, tax years 2006 through 2010, with a possibility of appending additional prospective years or qualifying rollback years for earlier periods. During 2008, the Company was accepted into the BAPA program by both the CRA and the IRS. In late December 2008, the Company made the decision to discontinue manufacturing at its facility in Canada, thus affecting the majority of the Covered Transactions. During 2009, the CRA and the IRS substantially completed their due diligence and the Company is anticipating a negotiated resolution from those agencies in the near future. The Company has included in its liability for unrecognized tax benefits an amount it estimates will more likely than not result from the conclusion of the BAPA. However, due to the nature of the BAPA process, the timing and outcome of the BAPA is subject to considerable variation and the ultimate outcome of this process could result in an amount significantly different from the Company’s estimate.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Year
	2009	2008	2007
		(in thousands)
Balance at beginning of year	$7,455	$7,713	$7,297
Increases related to tax positions taken during the current year	1,685	595	65
Decreases related to tax positions taken during prior years	(1,049)	(1,479)	(454)
Increases related to tax positions taken during the prior years	1,118	1,106	389
Changes due to foreign currency translation	342	(480)	416
Balance at end of year	$9,551	$7,455	$7,713

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DISCONTINUED OPERATIONS

As discussed below in the Note entitled “Sale of Fabrics Business,” in 2007, the Company sold its Fabrics Group business segment.  Therefore, the results for the Fabrics Group business segment have been reported as discontinued operations.  In connection with this action, the Company also recorded write-downs for the impairment of assets and goodwill of $17.4 million and $44.5 million, respectively, in 2007.  In connection with the sale, the Company recorded the aforementioned impairments to reduce the carrying value of the business segment to its fair value.  In 2007, the Company recorded approximately $12.4 million of direct costs to sell the Fabrics Group business segment.

Summary operating results for the discontinued operations are as follows:

	FISCAL YEAR
	2009	2008	2007
	(in thousands)
Net sales	$--	$--	$82,003
Loss on operations before taxes	(1,398)	(7,856)	(79,825)
Taxes on income (benefit)	(489)	(2,702)	(11,165)
Loss on operations, net of tax	(909)	(5,154)	(68,660)

Assets and liabilities, including reserves, related to discontinued businesses that were held for sale consist of the following:

	FISCAL YEAR
	2009	2008
	(in thousands)
Current assets	$--	$--
Property and equipment	1,500	3,150
Other assets	--	--

Current liabilities	--	--
Other liabilities	--	--

HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company has used derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by the fluctuations in values of the underlying exposures being hedged. The Company has not held or issued derivative financial instruments for trading purposes. The Company has historically monitored the use of derivative financial instruments through the use of objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. The Company has established strict counter-party credit guidelines and has entered into transactions only with financial institutions of investment grade or better. As a result, the Company has historically considered the risk of counter-party default to be minimal.  As of January 3, 2010, and December 28, 2008, the Company was not a party to any significant hedging transactions or derivative financial instruments.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At January 3, 2010, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(in thousands)
2010	$25,511
2011	21,077
2012	16,629
2013	11,935
2014	6,605
Thereafter	2,359

$84,116

The totals above exclude minimum lease payments of $0.4 million in 2010 related to discontinued operations.

Rental expense amounted to approximately $28.8 million, $28.1 million and $23.1 million, for the years 2009, 2008 and 2007, respectively.  This excludes rental expenses of approximately $0.5 million, $0.7 million and $3.0 million for 2009, 2008 and 2007, respectively, related to discontinued operations.

The Company is from time to time a party to routine litigation incidental to its business.  Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $0.9 million, $2.5 million and $2.4 million for the years 2009, 2008 and 2007, respectively, for continuing operations.  These totals exclude $0.4 million of matching contributions for 2007, related to discontinued operations.  No discretionary contributions were made in 2009, 2008 or 2007.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the Rabbi Trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $16.8 million at January 3, 2010.  The Company invested the deferrals in insurance instruments with readily determinable cash surrender values.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $4.2 million, $3.4 million and $5.1 million for the years 2009, 2008 and 2007, respectively.  Plan assets are primarily invested in equity and fixed income securities.  The Company uses a year-end measurement date for the plans.  As of January 3, 2010, for the European plans, the Company had a net liability recorded of $12.0 million, an amount equal to their unfunded status, and has recorded in Other Comprehensive Income an amount equal to $30.0 million (net of taxes) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards

	FISCAL YEAR
	2009	2008
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$171,247	$239,111
Service cost	2,760	3,104
Interest cost	10,456	12,593
Benefits paid	(9,698)	(10,747)
Actuarial loss (gain)	24,490	(29,728)
Member contributions	552	685
Currency translation adjustment	12,532	(43,771)

Benefit obligation, end of year	$212,339	$171,247

Change in plan assets
Plan assets, beginning of year	$162,604	$230,414
Actual return on assets	29,165	(25,532)
Company contributions	5,794	6,977
Member contributions	1,096	1,249
Benefits paid	(9,836)	(10,747)
Currency translation adjustment	11,479	(39,757)

Plan assets, end of year	$200,302	$162,604

Reconciliation to balance sheet
Funded status (benefit liability)	$(12,037)	$(8,643)
Unrecognized actuarial loss	--	--
Unrecognized prior service cost	--	--
Unrecognized transition adjustment	--	--

Net amount recognized	$(12,037)	$(8,643)

Amounts recognized in accumulated other comprehensive income (after tax)
Unrecognized actuarial loss	$28,965	$24,354
Unamortized prior service costs	1,006	861
Total amount recognized	$29,971	$25,215

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above disclosure represents the aggregation of information related to the Company’s two defined benefit plans which cover many of its European employees.  As of January 3, 2010, and December 28, 2008, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had an accumulated benefit obligation in excess of the plan assets. The other plan, which covers certain employees in Europe (the “Europe Plan”), had assets in excess of the accumulated benefit obligation.  The following table summarizes this information as of January 3, 2010, and December 28, 2008.

	2009	2008
UK Plan	(in thousands)
Projected Benefit Obligation	$153,020	$118,834
Accumulated Benefit Obligation	153,020	116,757
Plan Assets	136,166	106,141

Europe Plan
Projected Benefit Obligation	$59,320	$52,413
Accumulated Benefit Obligation	51,741	50,323
Plan Assets	64,136	56,463

	FISCAL YEAR
	2009	2008	2007
	(in thousands)
Components of net periodic benefit cost
Service cost	$2,841	$3,190	$3,453
Interest cost	10,456	12,593	12,531
Expected return on plan assets	(10,809)	(13,640)	(13,766)
Amortization of prior service cost	93	46	42
Recognized net actuarial (gains)/losses	1,626	1,250	2,834
Amortization of transition asset	--	--	--

Net periodic benefit cost	$4,207	$3,439	$5,094

For 2010, it is estimated that approximately $1.6 million of expenses related to the amortization of unrecognized items will be included in the net periodic benefit cost.  During 2009, other comprehensive income was impacted by approximately $2.5 million, after tax, comprised of actuarial loss of approximately $4.1 million and amortization loss of $1.6 million.  These two factors would have led to a decrease in accumulated other comprehensive income of $2.5 million, net of tax; however, the actual net change in accumulated other comprehensive income related to this plan, after tax, was a $4.8 million decrease in accumulated other comprehensive income.  The primary reason for the overall net decrease is the strengthening of the British pound and the euro versus the U.S. dollar as of the end of 2009 versus 2008.

	FISCAL YEAR
	2009	2008	2007
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.2%	5.8%	5.0%
Expected return on plan assets	6.2%	6.2%	6.2%
Rate of compensation	3.6%	4.3%	3.4%
Weighted average assumptions used to determine benefit obligations
Discount rate	5.4%	6.0%	5.6%
Rate of compensation	2.0%	3.1%	3.3%

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s foreign defined benefit plans’ accumulated benefit obligations were in excess of the fair value of the plans’ assets.  The projected benefit obligations, accumulated benefit obligations and fair value of these plan assets are as follows:

	FISCAL YEAR
	2009	2008
	(in thousands)
Projected benefit obligation	$212,339	$171,247
Accumulated benefit obligations	204,761	167,080
Fair value of plan assets	200,302	162,604

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term.  The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities.  The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks.  The plans’ net assets did not include the Company’s own stock at January 3, 2010, or December 28, 2008.

The Company’s actual weighted average asset allocations for 2009 and 2008, and the targeted asset allocation for 2010, of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR
	2010	2009	2008
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category:
Equity Securities	70-85%	71%	69%
Debt Securities	25-35%	25%	26%
Other	0-5%	4%	5%

	100%	100%	100%

Fair Value Measurements of Plan Assets

Accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure estimated fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under applicable accounting standards are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Inputs to the valuation methodology include:
• quoted prices for similar assets in active markets;
• quoted prices for identical or similar assets in inactive markets;
• inputs other than quoted prices that are observable for the asset; and
• inputs that are derived principally or corroborated by observable data by correlation or other means.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table sets forth by level within the fair value hierarchy the Plan assets at fair value, as of January 3, 2010. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Pension Plan Assets by Category as of January 3, 2010
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$64,136	$128,423	$192,559
Level 2	--	--	--
Level 3	--	7,743	7,743
Total	$64,136	$136,166	$200,302

The assets identified as level 3 above relate to insured annuities held by the UK Plan.  The fair value of these assets was calculated using the present value of the future pension payments due.  The table below indicates the change in value related to these level 3 assets during 2009:

(in thousands)
Balance of level 3 assets, beginning of year	$7,897
Interest cost	480
Benefits paid	(1,019)
Actuarial loss	(248)
Translation adjustment	633
Ending Balance of level 3 assets	$7,743

During 2010, the Company expects to contribute $5.2 million to the plan trust and $9.5 million in the form of direct benefit payments for its foreign defined benefit plans.  It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)

2010	$9,508
2011	9,752
2012	10,043
2013	10,227
2014	10,400
2015-2019	55,277

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tables presented below set forth the required disclosures in accordance with applicable accounting standards, and amounts recognized in the consolidated financial statements related to the domestic SCP.

	FISCAL YEAR
	2009	2008
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$17,108	$16,347
Service cost	324	269
Interest cost	1,083	950
Benefits paid	(1,024)	(1,024)
Actuarial loss (gain)	(17)	566

Benefit obligation, end of year	$17,474	$17,108

The amounts recognized in the consolidated balance sheets are as follows:

	2009	2008
	(in thousands)
Current liabilities	$1,024	$1,024
Non-current liabilities	16,450	16,084
	$17,474	$17,108

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	2009	2008
	(in thousands)
Unrecognized actuarial loss	$2,823	$3,001
Unrecognized transition asset	262	395
Unamortized prior service cost	130	159
	$3,215	$3,555

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation related to the SCP was $14.9 million and $14.6 million as of January 3, 2010, and December 28, 2008, respectively.  The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets.  The Company uses insurance instruments to help limit its exposure under the SCP.

	2009	2008	2007
	(in thousands, except for weighted average assumptions)
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.0%	6.0%	5.75%
Rate of compensation	4.0%	4.0%	4.0%

Weighted average assumptions used to determine benefit obligations
Discount rate	6.0%	6.0%	6.0%
Rate of compensation	4.0%	4.0%	4.0%

Components of net periodic benefit cost
Service cost	$324	$268	$262
Interest cost	1,083	950	896
Amortizations	545	563	554

Net periodic benefit cost	$1,952	$1,781	$1,712

The changes in other comprehensive income during 2009 related to this Plan were approximately $0.3 million, after tax, comprised of amortization of loss of $0.2 million and amortization of transition obligation of $0.1 million.

For 2010, the Company estimates that approximately $0.5 million of expenses related to the amortization of unrecognized items will be included in net periodic benefit cost for the SCP.

During 2009, the Company contributed $1.0 million in the form of direct benefit payments for its domestic SCP.  It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)
2010	$1,024
2011	1,024
2012	1,024
2013	1,024
2014	1,024
2015-2019	5,390

SALE OF FABRICS BUSINESS

In the second quarter of 2007, the Company entered into an agreement to sell its Fabrics Group business segment to a third party.  The sale was completed in the third quarter of 2007.  The purchase price for the business segment was $67.2 million, after working capital and certain other adjustments.  Of this $67.2 million, $6.5 million represented deferred compensation which would be remitted to the Company upon the achievement of certain performance criteria by the disposed segment over the 18 months following the sale.  In the third quarter of 2008, the Company determined that the receipt of the deferred amount was less than probable and therefore incurred an after-tax charge of $4.2 million related to a full reserve against the deferred amount.  As described in the Notes entitled “Discontinued Operations” and “Impairment of Goodwill,” the Company incurred impairment charges of approximately $61.9 million during the first six months of 2007 to reduce the carrying value of the business segment to fair value as represented by the purchase price.  In the second and third quarters of 2007, the Company incurred approximately $12.4 million of direct costs to sell the business segment.  The major classes of assets and liabilities related to the business segment at disposition were accounts receivable of $15.2 million, inventory of $32.7 million, property, plant and equipment of $36.5 million, and accounts payable and accruals of $11.4 million.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current and prior periods have been restated to include the results of operations and related disposal costs, gains and losses for these fabrics businesses as discontinued operations.  In addition, assets and liabilities of these businesses have been reported in assets and liabilities held for sale for all periods presented.

SALE OF PANDEL

In 2007, the Company sold its subsidiary Pandel, Inc. for $1.4 million to an entity formed by the general manager of Pandel. The operations of Pandel represented the Company’s Specialty Products segment.  Pandel primarily produced vinyl carpet tile backing and specialty mat and foam products. As a result of this sale, the Company recorded a loss on disposition of $1.9 million in 2007.  The total assets of this business were $3.3 million, comprised primarily of inventory and accounts receivable. Total liabilities related to this business were $0.4 million. Prior to the sale, certain of Pandel’s production assets were conveyed to another subsidiary of the Company.

IMPAIRMENT OF GOODWILL

During the fourth quarters of 2009, 2008 and 2007, the Company performed the annual goodwill impairment test required by accounting standards.  The Company performs this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment and at the level of the Bentley Prince Street segment.  In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed.  In preparing the valuations, past, present and future expectations of performance were considered.  For the Company’s reporting units which carried a goodwill balance as of January 3, 2010, no impairment of goodwill was indicated.  In the fourth quarter of 2008, a goodwill impairment of $61.2 million related to the Bentley Prince Street reporting unit was identified due largely to the following factors:

•
The significant decline in the reporting unit performance, primarily in the last three months of 2008.  This decline also was reflected in the forward projections of the reporting unit’s budgeting process.  The projections showed a decline in both sales and operating income over the reporting unit’s three-year budgeting process.  These declines impacted the value of the reporting unit from an income valuation approach.  The declines in projections were primarily related to the global economic crisis and its impact on the broadloom carpet market.

•
An increase in the discount rate used to create the present value of future expected cash flows.  This increase from approximately 12% to 16% was more reflective of the Company’s market capitalization and risk premiums on a reporting unit level, which impacted the value of the reporting unit using an income valuation approach.

•
A decrease in the market multiple factors used for the market valuation approach.  This decrease was reflective of the general market conditions regarding current market activities and market valuation guidelines.

Each of the Company’s reporting units which carry goodwill balances maintained fair values in excess of their respective carrying values as of the fourth quarter of 2009, and therefore no impairment was indicated during their testing.  As of January 3, 2010, if the Company’s estimates of the fair values of its reporting units were 10% lower, the Company believes no additional goodwill impairment would have existed.

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

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEGMENT INFORMATION

Based on the quantitative thresholds specified by accounting standards, the Company has determined that it has three reportable segments:  (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses, and (3) the Specialty Products segment, which includes Pandel, Inc., a producer of vinyl carpet tile backing and specialty mat and foam products.  The majority of the operations of the Specialty Products segment were sold in March 2007.  In July 2007, the Company completed the sale of its former Fabrics Group business segment.  Accordingly, the Company has included the operations of the former Fabrics Group business segment in discontinued operations.  The former segment known as the Re:Source Network, which primarily encompassed the Company’s owned Re:Source dealers that provided carpet installation and maintenance services in the United States, is also reported as discontinued operations in the accompanying Consolidated Statements of Operations.  The Company’s InterfaceServices business continues to provide “turnkey” project management solutions to its customers.  The Company aggregates the InterfaceServices business into the Modular Carpet segment based on the similar class of customer and the similar methods used to provide the products and services.  InterfaceServices does not meet the quantitative thresholds to be presented as a separate operating segment.

The accounting policies of the operating segments are the same as those described in the Note entitled “Summary of Significant Accounting Policies.” Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net sales, where intercompany sales have been eliminated. Intersegment sales are accounted for at fair value as if sales were to third parties.  Intersegment sales are not material.  The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. Fiscal year 2009 includes $5.9 million of income at the corporate level from litigation settlements.  Assets not identifiable to an individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, intangible assets and intercompany amounts, which are eliminated in consolidation.

SEGMENT DISCLOSURES

Summary information by segment follows:

	MODULAR CARPET	BENTLEY PRINCE STREET	SPECIALTY PRODUCTS	TOTAL
	(in thousands)

2009
Net sales	$765,264	$94,624	--	$859,888
Depreciation and amortization	17,429	2,435	--	19,864
Operating income	68,134	(7,718)	--	60,416
Total assets	508,119	53,829	--	561,948

2008
Net sales	$946,816	$135,528	$--	$1,082,344
Depreciation and amortization	15,591	2,396	--	17,987
Operating income	109,299	(61,379)	--	47,920
Total assets	501,524	68,389	--	569,913

2007
Net sales	$930,717	$148,364	$2,192	$1,081,273
Depreciation and amortization	14,597	1,891	12	16,500
Operating income	133,657	5,593	(1,733)	137,517
Total assets	541,254	129,261	--	670,515

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts are as follows:

	FISCAL YEAR
	2009	2008	2007
	(in thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$19,864	$17,987	$16,500
Corporate depreciation and amortization	5,325	5,677	5,987

Reported depreciation and amortization	$25,189	$23,664	$22,487

OPERATING INCOME
Total segment operating income	$60,416	$47,920	$137,517
Corporate expenses, income and eliminations	2,578	(6,261)	(8,126)

Reported operating income	$62,994	$41,659	$129,391

ASSETS
Total segment assets	$561,948	$569,913
Discontinued operations	1,500	3,150
Corporate assets and eliminations	163,791	132,972

Reported total assets	$727,239	$706,035

ENTERPRISE-WIDE DISCLOSURES

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries.  No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years.  Sales in foreign markets in 2009, 2008 and 2007 were 49.5%, 52.5% and 51.5%, respectively, of total net sales.  These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America.  With the exception of the United States and the United Kingdom, no one country represented more than 10% of the Company’s net sales.  Revenue and long-lived assets related to operations in the United States and other countries are as follows:
	FISCAL YEAR
	2009	2008	2007
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$434,305	$506,994	$524,542
United Kingdom	105,370	146,959	159,061
Other foreign countries	320,213	428,391	397,670

Net sales	$859,888	$1,082,344	$1,081,273

LONG-LIVED ASSETS(2)
United States	$80,422	$85,482
United Kingdom	21,346	21,487
Netherlands	20,354	19,832
Australia	21,980	14,072
Other foreign countries	18,167	19,844

Total long-lived assets	$162,269	$160,717

(1) Revenue attributed to geographic areas is based on the location of the customer.

(2) Long-lived assets include tangible assets physically located in foreign countries.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

The following tables set forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Class A Common Stock. The prices represent the reported high and low sale prices during the period presented.

	FISCAL YEAR 2009
	FIRST QUARTER(1)	SECOND QUARTER(2)	THIRD QUARTER	FOURTH QUARTER
	(in thousands, except per share data)
Net sales	$199,308	$211,297	$218,364	$230,919
Gross profit	63,169	69,106	72,412	78,330
Income (loss) from continuing operations	(3,373)	3,799	5,690	6,558
Loss from discontinued operations	(650)	--	--	(259)
Net income (loss) attributable to Interface, Inc.	(4,152)	3,666	5,457	5,948

Basic income (loss) per share attributable to Interface, Inc. common shareholders:
Income (loss) from continuing operations	$(0.06)	$0.06	$0.09	$0.10
Loss from discontinued operations	(0.01)	--	--	(0.01)
Net income (loss) attributable to Interface, Inc.	(0.07)	0.06	0.09	0.09

Diluted income (loss) per share attributable to Interface, Inc. common shareholders:
Income (loss) from continuing operations	$(0.06)	$0.06	$0.09	$0.10
Loss from discontinued operations	(0.01)	--	--	(0.01)
Net income (loss) attributable to Interface, Inc.	(0.07)	0.06	0.09	0.09

Share prices
High	$5.12	$7.02	$9.01	$8.99
Low	1.45	3.08	5.22	6.90

(1)	Results for the first quarter of 2009 include restructuring charges of $5.7 million.

(2)	Results for the second quarter of 2009 include (i) income from litigation settlements of $5.9 million, (ii) restructuring charges of $1.9 million, and (iii) bond retirement expenses of $6.1 million.

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FISCAL YEAR 2008
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER(1)	FOURTH QUARTER(2)
	(in thousands, except per share data)
Net sales	$261,736	$295,005	$278,423	$247,180
Gross profit	94,266	105,293	94,917	77,569
Income (loss) from continuing operations	14,297	16,292	13,844	(78,946)
Loss from discontinued operations	--	--	(5,154)	--
Net income (loss) attributable to Interface, Inc.	14,122	15,876	8,430	(79,301)

Basic income (loss) per share attributable to Interface, Inc. common shareholders:
Income (loss) from continuing operations	$0.23	$0.25	$0.22	$(1.29)
Loss from discontinued operations	--	--	(0.08)	--
Net income (loss) attributable to Interface, Inc.	0.23	0.25	0.13	(1.29)

Diluted income (loss) per share attributable to Interface, Inc. common shareholders:
Income (loss) from continuing operations	$0.22	$0.25	$0.21	$(1.29)
Loss from discontinued operations	--	--	(0.08)	--
Net income (loss) attributable to Interface, Inc.	0.22	0.25	0.13	(1.29)

Share prices
High	$18.00	$15.00	$13.85	$11.80
Low	13.11	12.10	11.04	3.63

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

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The “guarantor subsidiaries,” which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 10.375% Senior Notes due 2010 (which have now been repaid), its 11 3/8% Senior Secured Notes due 2013, and its 9.5% Senior Subordinated Notes due 2014.  The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

STATEMENT OF OPERATIONS FOR YEAR 2009

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)

Net sales	$542,871	$428,090	$--	$(111,073)	$859,888
Cost of sales	405,313	282,631	--	(111,073)	576,871

Gross profit on sales	137,558	145,459	--	--	283,017
Selling, general and administrative expenses	90,105	108,911	19,306	--	218,322
Income from litigation settlements	--	--	(5,926)	--	(5,926)
Restructuring charges	3,960	3,667	--	--	7,627

Operating income (loss)	43,493	32,881	(13,380)	--	62,994

Interest/Other expense	20,804	7,498	6,571	--	34,873
Bond retirement expenses	--	--	6,096	--	6,096
Income (loss) before taxes on income and equity in income of subsidiaries	22,689	25,383	(26,047)	--	22,025
Income tax expense (benefit)	8,738	9,030	(8,416)	--	9,352
Equity in income (loss) of subsidiaries	--	--	28,549	(28,549)	--

Income (loss) from continuing operations	13,951	16,353	10,918	(28,549)	12,673
Income (loss) on discontinued operations, net of tax	(259)	(650)	--	--	(909)

Net income (loss)	13,692	15,703	10,918	(28,549)	11,764

Income attributable to non-controlling interest in subsidiary	--	(846)	--	--	(846)

Net income (loss) attributable to Interface, Inc.	$13,692	$14,857	$10,918	$(28,549)	$10,918

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF OPERATIONS FOR YEAR 2008

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$632,566	$564,008	$--	$(114,230)	$1,082,344
Cost of sales	464,450	360,079	--	(114,230)	710,299

Gross profit on sales	168,116	203,929	--	--	372,045
Selling, general and administrative expenses	107,696	121,561	28,941	--	258,198
Impairment of goodwill	61,213	--	--	--	61,213
Restructuring charge	7,482	3,348	145	--	10,975

Operating income (loss)	(8,275)	79,020	(29,086)	--	41,659

Interest/Other expense	16,406	15,418	1,308	--	33,132
Income (loss) before taxes on income and equity in income of subsidiaries	(24,681)	63,602	(30,394)	--	8,527
Income tax expense (benefit)	12,594	21,386	9,060	--	43,040
Equity in income (loss) of subsidiaries	--	--	(1,419)	1,419	--

Income (loss) from continuing operations	(37,275)	42,216	(40,873)	1,419	(34,513)
Income (loss) on discontinued operations, net of tax	(5,154)	--	--	--	(5,154)

Net income (loss)	(42,429)	42,216	(40,873)	1,419	(39,667)

Net income attributable to noncontrolling interest in subsidiary	--	(1,206)	--	--	(1,206)

Net income (loss) attributable to Interface, Inc.	$(42,429)	$41,010	$(40,873)	$1,419	$(40,873)

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF OPERATIONS FOR YEAR 2007

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$643,887	$549,795	$--	$(112,409)	$1,081,273
Cost of sales	471,738	344,422	--	(112,409)	703,751

Gross profit on sales	172,149	205,373	--	--	377,522
Selling, general and administrative expenses	101,594	115,254	29,410	--	246,258
Loss on disposal – Pandel, Inc.	1,873	--	--	--	1,873

Operating income (loss)	68,682	90,119	(29,410)	--	129,391

Interest/Other expense	11,603	9,693	13,541	--	34,837
Income (loss) before taxes on income and equity in income of subsidiaries	57,079	80,426	(42,951)	--	94,554
Income tax expense (benefit)	26,534	25,364	(16,316)	--	35,582
Equity in income (loss) of subsidiaries	--	--	15,823	(15,823)	--

Income (loss) from continuing operations	30,545	55,062	(10,812)	(15,823)	58,972
Income (loss) on discontinued operations, net of tax	(68,660)	--	--	--	(68,660)

Net income (loss)	(38,115)	55,062	(10,812)	(15,823)	(9,688)

Net income attributable to noncontrolling interest in subsidiary	--	(1,124)	--	--	(1,124)

Net income (loss) attributable to Interface, Inc.	$(38,115)	$53,938	$(10,812)	$(15,823)	$(10,812)

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEET AS OF JANUARY 3, 2010

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$545	$41,072	$73,746	$--	$115,363
Accounts receivable	58,290	70,072	1,471	--	129,833
Inventories	60,490	51,759	--	--	112,249
Prepaids and deferred income taxes	6,909	14,840	7,279	--	29,028
Assets of business held for sale	--	1,500	--	--	1,500

Total current assets	126,234	179,243	82,496	--	387,973
Property and equipment less accumulated depreciation	76,011	81,752	4,506	--	162,269
Investment in subsidiaries	281,750	209,071	6,652	(497,473)	--
Goodwill	6,954	73,565	--	--	80,519
Other assets	7,756	13,805	74,917	--	96,478

Total assets	$498,705	$557,436	$168,571	$(497,473)	$727,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$45,545	$84,341	$21,457	$--	$151,343
Senior secured notes and senior subordinated notes	--	--	280,184	--	280,184
Deferred income taxes	1,614	10,507	(5,092)	--	7,029
Other	2,429	11,489	28,584	--	42,502

Total liabilities	49,588	106,337	325,133	--	481,058

Shareholders' equity
Common stock	94,145	102,199	6,328	(196,344)	6,328
Additional paid-in capital	249,302	12,525	343,348	(261,827)	343,348
Retained earnings (deficit)	107,150	372,898	(496,078)	(39,302)	(55,332)
Foreign currency translation adjustment	(1,480)	(15,632)	(6,945)	--	(24,057)
Pension liability	--	(29,971)	(3,215)	--	(33,186)
Non-controlling interest in subsidiary	--	9,080	--	--	9,080

Total shareholders' equity	449,117	451,099	(156,562)	497,473	246,181

	$498,705	$557,436	$168,571	$(497,473)	$727,239

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEET AS OF DECEMBER 28, 2008

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$782	$26,465	$44,510	$--	$71,757
Accounts receivable	59,997	83,177	1,609	--	144,783
Inventories	73,475	55,448	--	--	128,923
Prepaids and deferred income taxes	6,637	14,537	6,168	--	27,342
Assets of business held for sale	--	3,150	--	--	3,150

Total current assets	140,891	182,777	52,287	--	375,955
Property and equipment, less accumulated depreciation	79,328	75,878	5,511	--	160,717
Investments in subsidiaries	259,049	177,992	31,247	(468,288)	--
Goodwill	6,954	71,535	--	--	78,489
Other assets	7,614	11,607	71,653	--	90,874

Total assets	$493,836	$519,789	$160,698	$(468,288)	$706,035
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$53,939	$81,330	$19,363	$--	$154,632
Long-term debt, less current maturities	--	--	--	--	--
Senior notes and senior subordinated notes	--	--	287,588	--	287,588
Deferred income taxes	1,615	9,813	(3,922)	--	7,506
Other	2,751	8,821	27,300	--	38,872

Total liabilities	58,305	99,964	330,329	--	488,598

Shareholders’ equity
Redeemable preferred stock	57,891	--	--	(57,891)	--
Common stock	94,145	102,199	6,316	(196,344)	6,316
Additional paid-in capital	191,411	12,525	339,776	(203,936)	339,776
Retained earnings (deficit)	93,458	357,031	(505,988)	(10,117)	(65,616)
Foreign currency translation adjustment	(1,374)	(34,656)	(6,180)	--	(42,210)
Pension liability	--	(25,215)	(3,555)	--	(28,770)
Noncontrolling interest in subsidiary	--	7,941	--	--	7,941

Total shareholders’ equity	435,531	419,825	(169,631)	(468,288)	217,437

	$493,836	$519,789	$160,698	$(468,288)	$706,035

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2009

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$23,919	$34,234	$(6,655)	$2,952	$54,450

Cash flows from investing activities:
Purchase of plant and equipment	(6,586)	(1,860)	(307)	--	(8,753)
Other	(372)	1,993	(222)	--	1,399

Net cash provided by (used for) investing activities	(6,958)	133	(529)	--	(7,354)

Cash flows from financing activities:
Issuance of Senior Secured Notes	--	--	144,452	--	144,452
Repurchase of Senior Notes	--	--	(138,002)	--	(138,002)
Debt issuance costs	--	--	(6,301)	--	(6,301)
Premiums paid to repurchase Senior Notes	--	--	(5,264)	--	(5,264)
Other	(17,198)	(21,520)	41,670	(2,952)	--
Proceeds from issuance of common stock	--	--	499	--	499
Dividends paid	--	--	(634)	--	(634)

Net cash provided by (used for) financing activities	(17,198)	(21,520)	36,420	(2,952)	(5,250)
Effect of exchange rate change on cash	--	1,760	--	--	1,760

Net increase (decrease) in cash	(237)	14,607	29,236	--	43,606
Cash, at beginning of period	782	26,465	44,510	--	71,757

Cash, at end of period	$545	$41,072	$73,746	$--	$115,363

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS FOR YEAR 2008

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$20,961	$49,982	$(15,847)	$--	$55,096

Cash flows from investing activities:
Purchase of plant and equipment	(14,172)	(17,113)	(575)	2,560	(29,300)
Other	(1,673)	(366)	(2,119)	--	(4,158)
Cash used in discontinued operations	--	--	--	--	--

Net cash provided by (used for) investing activities	(15,845)	(17,479)	(2,694)	2,560	(33,458)

Cash flows from financing activities:
Repurchase of senior notes	--	--	(22,412)	--	(22,412)
Proceeds from issuance of common stock	--	--	1,479	--	1,479
Dividends paid	--	--	(7,562)	--	(7,562)
Other	(5,528)	(37,275)	45,363	(2,560)	--

Net cash provided by (used for) financing activities	(5,528)	(37,275)	16,868	(2,560)	(28,495)

Effect of exchange rate changes on cash	--	(3,761)	--	--	(3,761)

Net increase (decrease) in cash	(412)	(8,533)	(1,673)	--	(10,618)
Cash, at beginning of year	1,194	34,998	46,183	--	82,375

Cash, at end of year	$782	$26,465	$44,510	$--	$71,757

INTERFACE, INC. AND SUBSIDIARIES -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS FOR YEAR 2007

	GUARANTOR SUBSIDIARIES	NONGUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION & ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$(26,396)	$11,882	$80,222	$--	$65,708

Cash flows from investing activities:
Purchase of plant and equipment	(26,848)	(13,064)	(680)	--	(40,592)
Cash proceeds from sale of Fabrics business segment	60,732	--	--	--	60,732
Other	--	--	(7,014)	--	(7,014)
Cash used in discontinued operations	(6,950)	--	--	--	(6,950)

Net cash provided by (used for) investing activities	26,934	(13,064)	(7,694)	--	6,176

Cash flows from financing activities:
Repurchase of senior notes	--	--	(101,365)	--	(101,365)
Proceeds from issuance of common stock	--	--	4,569	--	4,569
Dividends paid	--	--	(4,919)	--	(4,919)
Other	--	--	--	--	--

Net cash provided by (used for) financing activities	--	--	(101,715)	--	(101,715)

Effect of exchange rate changes on cash	--	3,049	--	--	3,049

Net increase (decrease) in cash	538	1,867	(29,187)	--	(26,782)
Cash, at beginning of year	656	33,131	75,370	--	109,157

Cash, at end of year	$1,194	$34,998	$46,183	$--	$82,375

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. as of January 3, 2010 and December 28, 2008 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three years in the period ended January 3, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc. at January 3, 2010 and December 28, 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the footnote entitled “Recent Accounting Pronouncements”, the Company changed its method of accounting for deferred compensation aspects of endorsement split-dollar life insurance arrangements in 2008 due to the adoption of a new accounting standard.  As discussed in the footnote entitled "Taxes on Income," the Company changed its method of accounting for uncertain tax positions in 2007 due to the adoption of a new accounting standard.

The consolidated financial statements include the retrospective adjustments associated with new accounting pronouncements that became effective for the Company on December 29, 2008, regarding noncontrolling interests in consolidated financial statements, which resulted in the reclassification of the Company’s prior liability for minority interests to a new noncontrolling interests component of total equity.  The consolidated financial statements also reflect the Company’s adoption of a new accounting standard governing the determination of earnings per share, which effective December 29, 2008 required the Company to adjust the number of share included in its weighted average share calculations when determining both basic and diluted net income attributable to controlling interests per common share to include unvested share-based payment awards.  “Recent Accounting Pronouncements” in the notes to consolidated financial statements describes the retrospective application of these new accounting methods in greater detail.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interface, Inc.'s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP
Atlanta, Georgia

March 15, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia

We have audited Interface, Inc.’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Interface, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Interface, Inc. as of January 3, 2010 and December 28, 2008 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three years in the period ended January 3, 2010 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia

March 15, 2010

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  Based on that assessment, management concluded that, as of January 3, 2010, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting.  This report immediately precedes Item 9 of this Report.

ITEM 9B.  OTHER INFORMATION

None
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2009 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2009 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2009 fiscal year, is incorporated herein by reference.

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2009 fiscal year, is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2009 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income (Loss) — years ended January 3, 2010, December 28, 2008 and December 30, 2007.

Consolidated Balance Sheets — January 3, 2010 and December 28, 2008.

Consolidated Statements of Cash Flows — years ended January 3, 2010, December 28, 2008 and December 30, 2007.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

2. Financial Statement Schedule

The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries and related Report of Independent Registered Public Accounting Firm are included as part of this Report (see the pages immediately preceding the signatures in this Report.

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
Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2014, dated as of February 4, 2004, among the Company, certain subsidiaries of the Company, as guarantors, and SunTrust Bank, as Trustee (the “2004 Indenture”) (included as Exhibit 4.6 to the Company’s annual report on Form 10-K for the year ended December 28, 2003 (the “2003 10-K”), previously filed with the Commission and incorporated herein by reference); and First Supplemental Indenture related to the 2004 Indenture, dated as of January 10, 2005 (included as Exhibit 99.3 to the Company’s current report on Form 8-K dated February 15, 2005 and filed on February 16, 2005, previously filed with the Commission and incorporated herein by reference).

4.4	—
Indenture governing the Company’s 11 3/8% Senior Secured Notes due 2013, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as Trustee (the “2009 Indenture”) (included as Exhibit 4.1 to the Company’s current report on Form 8-K dated June 5, 2009 and filed on June 11, 2009, previously filed with the Commission and incorporated herein by reference); Intercreditor Agreement, dated June 5, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, Wachovia Bank, National Association, in its capacity as domestic agent and collateral agent under the Company’s domestic revolving credit facility, and U.S. Bank National Association, as collateral agent under the 2009 Indenture (included as Exhibit 4.2 to the Company’s current report on Form 8-K dated June 5, 2009 and filed on June 11, 2009, previously filed with the Commission and incorporated herein by reference); and Pledge and Security Agreement, dated June 5, 2009, by and among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, in its capacity as collateral agent for the holders of the 11 3/8% Senior Secured Notes.

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
Interface, Inc. Executive Bonus Plan, adopted on February 25, 2009 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated May 21, 2009 and filed on May 28, 2009, previously filed with the Commission and incorporated herein by reference).*

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

10.15	—
Overseas Service Agreement between Interface Europe, Ltd. and Lindsey Kenneth Parnell dated March 13, 2007 (included as Exhibit 10.13 to the 2006 10-K, previously filed with the Commission and incorporated herein by reference).*

10.16	—
Sixth Amended and Restated Credit Agreement, dated as of June 30, 2006, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, Wachovia Bank, National Association, Bank of America, N.A. and General Electric Capital Corporation (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated June 30, 2006 and filed on July 7, 2006, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated January 1, 2008 (included as Exhibit 99.1 to the Company’s current report Form 8-K dated January 1, 2008 and filed on January 4, 2008, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto, dated May 14, 2009 (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 5, 2009, previously filed with the Commission and incorporated herein by reference).

10.17	—
Split Dollar Agreement, dated September 11, 2006, between the Company, Ray C. Anderson and Mary Anne Anderson Lanier, as Trustee of the Ray C. Anderson Family Trust (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated September 11, 2006 and filed on September 15, 2006, previously filed with the Commission and incorporated herein by reference); and Amendment and Partial Assignment of Split Dollar Agreement (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated September 3, 2009 and filed on September 9, 2009, previously filed with the Commission and incorporated herein by reference).*

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
Credit Agreement, executed on April 24, 2009, among Interface Europe B.V. (and certain of its subsidiaries) and ABN AMRO Bank N.V. (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated April 24, 2009 and filed on April 29, 2009, previously filed with the Commission and incorporated herein by reference); and Amendment Agreement thereto, executed on January 21, 2010 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated January 21, 2010 and filed on January 22, 2010, previously filed with the Commission and incorporated herein by reference).

21	—	Subsidiaries of the Company.

23	—	Consent of BDO Seidman, LLP.
24	—	Power of Attorney (see signature page of this Report).
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
32.1	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

32.2	—
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

__________

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

Report of Independent Registered Public Accounting Firm

Interface, Inc.
Atlanta, Georgia

The audits referred to in our report dated March 15, 2010, relating to the consolidated financial statements of Interface, Inc., which is contained in Item 8 of this Form 10-K, also included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia

March 15, 2010

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
January 3, 2010	$11,144	$2,719	$--	$1,575	$12,288
December 28, 2008	8,640	3,710	--	1,206	11,144
December 30, 2007	6,881	1,917	--	158	8,640

______________

(A) Includes changes in foreign currency exchange rates.

(B) Write off of bad debt.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS(B)	COLUMN D DEDUCTIONS (DESCRIBE) (C)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year Ended:
January 3, 2010	$6,952	$7,627	$508	$12,118	$1,953
December 28, 2008	--	10,975	2,559	1,464	6,952
December 30, 2007	267	--	--	267	--

______________

(A) Includes changes in foreign currency exchange rates.

(B) Reduction of asset carrying value.

(C) Cash payments.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Reserves for Sales Returns and Allowances:
Year ended:
January 3, 2010	$2,737	$1,552	$--	$955	$3,334
December 28, 2008	3,682	643	--	1,588	2,737
December 30, 2007	2,209	3,018	--	1,545	3,682
______________

(A) Includes changes in foreign currency exchange rates.

(B) Represents credits issued and adjustments to reflect actual exposure.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty Reserves:
Year ended:
January 3, 2010	$1,859	$35	$--	$545	$1,349
December 28, 2008	1,183	858	--	182	1,859
December 30, 2007	1,502	778	--	1,097	1,183
______________

(A) Includes changes in foreign currency exchange rates.

(B) Represents costs applied against reserve and adjustments to reflect actual exposure.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Inventory Reserves:
Year ended:
January 3, 2010	$10,885	$8,097	$--	$1,838	$17,144
December 28, 2008	7,736	3,989	--	840	10,885
December 30, 2007	6,625	3,321	--	2,210	7,736
______________

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

Date: March 15, 2010		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
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

Signature	Capacity	Date

/s/ RAY C. ANDERSON	Chairman of the Board	March 15, 2010
Ray C. Anderson

/s/ DANIEL T. HENDRIX	President, Chief Executive Officer and	March 15, 2010
Daniel T. Hendrix	Director (Principal Executive Officer)

/s/ PATRICK C. LYNCH	Senior Vice President and Chief Financial Officer	March 15, 2010
Patrick C. Lynch	(Principal Financial and Accounting Officer)

/s/ EDWARD C. CALLAWAY	Director	March 15, 2010
Edward C. Callaway

/s/ DIANNE DILLON-RIDGLEY	Director	March 15, 2010
Dianne Dillon-Ridgley

/s/ CARL I. GABLE	Director	March 15, 2010
Carl I. Gable

/s/ JUNE M. HENTON	Director	March 15, 2010
June M. Henton

/s/ CHRISTOPHER G. KENNEDY	Director	March 15, 2010
Christopher G. Kennedy

/s/ K. DAVID KOHLER	Director	March 15, 2010
K. David Kohler

/s/ JAMES B. MILLER, JR.	Director	March 15, 2010
James B. Miller, Jr.

/s/ THOMAS R. OLIVER	Director	March 15, 2010
Thomas R. Oliver

/s/ HAROLD M. PAISNER	Director	March 15, 2010
Harold M. Paisner

EXHIBIT INDEX

Exhibit Number

4.4
Pledge and Security Agreement, dated June 5, 2009, by and among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, in its capacity as collateral agent for the holders of the 11 3/8% Senior Secured Notes.

21	Subsidiaries of the Company.
23	Consent of BDO Seidman, LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
32.1
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

32.2
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.