Form 10-Q
period 2010-05-13
INTERFACE INC
filed 2010-05-14
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 4, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).          Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Shares outstanding of each of the registrant's classes of common stock at May 7, 2010:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	56,700,133
Class B Common Stock, $.10 par value per share	6,785,052

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
 (IN THOUSANDS)
	APRIL 4, 2010	JANUARY 3, 2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$71,376	$115,363
Accounts Receivable, net	129,920	129,833
Inventories	115,846	112,249
Prepaid Expenses and Other Current Assets	24,073	19,649
Deferred Income Taxes	9,831	9,379
Assets of Business Held for Sale	1,500	1,500
TOTAL CURRENT ASSETS	352,546	387,973

PROPERTY AND EQUIPMENT, less accumulated depreciation	157,413	162,269
DEFERRED TAX ASSET	45,048	44,210
GOODWILL	76,297	80,519
OTHER ASSETS	53,889	52,268
TOTAL ASSETS	$685,193	$727,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$42,557	$35,614
Accrued Expenses	97,100	101,143
Current Portion of Long-Term Debt	--	14,586
TOTAL CURRENT LIABILITIES	139,657	151,343

SENIOR NOTES	145,498	145,184
SENIOR SUBORDINATED NOTES	110,000	135,000
DEFERRED INCOME TAXES	6,164	7,029
OTHER	41,075	42,502
TOTAL LIABILITIES	442,394	481,058

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	--	--
Common Stock	6,336	6,328
Additional Paid-In Capital	345,321	343,348
Accumulated Deficit	(53,620)	(55,332)
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	(33,476)	(24,057)
Accumulated Other Comprehensive Income – Pension Liability	(31,358)	(33,186)
TOTAL SHAREHOLDERS’ EQUITY – Interface, Inc.	233,203	237,101
Noncontrolling interest in subsidiary	9,596	9,080
TOTAL SHAREHOLDERS’ EQUITY	242,799	246,181
	$685,193	$727,239

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED

	APRIL 4, 2010	APRIL 5, 2009

NET SALES	$217,191	$199,308
Cost of Sales	143,817	136,139

GROSS PROFIT ON SALES	73,374	63,169
Selling, General and Administrative Expenses	56,488	54,371
Restructuring Charge	3,131	5,724
OPERATING INCOME	13,755	3,074

Interest Expense	8,822	7,673
Bond Retirement Expenses	1,085	--
Other Expense (Income)	98	(750)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	3,750	(3,849)
Income Tax Expense (Benefit)	1,644	(476)

Income (Loss) from Continuing Operations	2,106	(3,373)
Loss from Discontinued Operations, Net of Tax	--	(650)
NET INCOME (LOSS)	2,106	(4,023)

Net Income Attributable to Noncontrolling Interests in Subsidiary	(236)	(129)
NET INCOME (LOSS) ATTRIBUTABLE TO INTERFACE, INC.	$1,870	$(4,152)

Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Basic
Continuing Operations	$0.03	$(0.06)
Discontinued Operations	--	(0.01)
Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Basic	$0.03	$(0.07)

Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Diluted
Continuing Operations	$0.03	$(0.06)
Discontinued Operations	--	(0.01)
Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Diluted	$0.03	$(0.07)

Common Shares Outstanding – Basic	63,332	61,770
Common Shares Outstanding – Diluted	63,874	61,770

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED

	APRIL 4, 2010	APRIL 5, 2009

Net Income (Loss)	$2,106	$(4,023)
Other Comprehensive Income, Foreign Currency Translation
Adjustment and Pension Liability Adjustment	(7,313)	(7,294)
Comprehensive Loss	$(5,207)	$(11,317)
Comprehensive Loss (Income) Attributable to Noncontrolling Interests in Subsidiary	(516)	91
Comprehensive Loss Attributable to Interface, Inc.	$(5,723)	$(11,226)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 4, 2010	APRIL 5, 2009
OPERATING ACTIVITIES:
Net income (loss)	$2,106	$(4,023)
Loss from discontinued operations	--	650
Income (loss) from continuing operations	2,106	(3,373)
Adjustments to reconcile income (loss) to cash used in operating activities:
Depreciation and amortization	6,124	6,248
Deferred income taxes and other	(2,183)	(4,531)
Working capital changes:
Accounts receivable	(1,464)	30,143
Inventories	(4,374)	2,289
Prepaid expenses	(6,227)	(4,320)
Accounts payable and accrued expenses	7,151	(27,734)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,133	(1,278)

INVESTING ACTIVITIES:
Capital expenditures	(2,846)	(5,557)
Other	(896)	874

CASH USED IN INVESTING ACTIVITIES	(3,742)	(4,683)

FINANCING ACTIVITIES:
Repurchase of senior notes	(39,586)	(10,325)
Proceeds from issuance of common stock	296	--
Premiums paid to repurchase senior notes	(792)	--
Dividends paid	(158)	(162)

CASH USED IN FINANCING ACTIVITIES:	(40,240)	(10,487)

Net cash used in operating, investing and
financing activities	(42,849)	(16,448)
Effect of exchange rate changes on cash	(1,138)	(421)

CASH AND CASH EQUIVALENTS:
Net change during the period	(43,987)	(16,869)
Balance at beginning of period	115,363	71,757

Balance at end of period	$71,376	$54,888

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended January 3, 2010, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year.  The January 3, 2010, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

As described below in Note 9, the Company has sold its Fabrics Group business segment.  The results of operations and related disposal costs, gains and losses for this business are classified as discontinued operations for all periods presented.

The Company has evaluated subsequent events through the date of issuance of these financial statements.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	April 4, 2010	January 3, 2010
	(In thousands)
Finished Goods	$65,868	$65,478
Work in Process	15,972	15,764
Raw Materials	34,006	31,007
	$115,846	$112,249

NOTE 3 – EARNINGS (LOSS) PER SHARE

The Company computes basic earnings (loss) per share (“EPS”) attributable to common stockholders by dividing income from continuing operations attributable to common stockholders, income from discontinued operations attributable to common stockholders and net income attributable to common stockholders, by the weighted-average common shares outstanding, including participating securities outstanding, during the period as discussed below.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings.

In the first quarter of 2009, the Company adopted an accounting standard which requires the Company to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations when the inclusion of these shares would be dilutive.  Because the Company was in a loss from continuing operations position for the first quarter of 2009, these participating securities were not included in the determination of EPS because to do so would be anti-dilutive.  This new standard also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed.  Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock.  The following tables show distributed and undistributed earnings:

	Three Months Ended
	April 4, 2010	April 5, 2009
Earnings (Loss) Per Share from Continuing Operations

Basic Earnings (Loss) Per Share Attributable to
Common Stockholders:
Distributed Earnings	$--	$--
Undistributed Earnings (Loss)	0.03	(0.06)
Total	$0.03	$(0.06)

Diluted Earnings (Loss) Per Share Attributable to
Common Stockholders:
Distributed Earnings	$--	$--
Undistributed Earnings (Loss)	0.03	(0.06)
Total	$0.03	$(0.06)

Earnings (Loss) Per Share from Discontinued Operations

Basic and Diluted Earnings (Loss) Per Share Attributable to
Common Stockholders:
Distributed Earnings	$--	$--
Undistributed Earnings (Loss)	--	(0.01)
Total	$--	$(0.01)

Basic Earnings (Loss) Per Share	$0.03	$(0.07)
Diluted Earnings (Loss) Per Share	$0.03	$(0.07)

For all periods presented, there were no significant amounts of income (loss) from continuing operations or net income (loss) attributable to Interface, Inc. that were attributable to participating securities.

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Shares for Basic Earnings (Loss) Per Share (including participating securities for the three months ended April 4, 2010)	63,332	61,770
Dilutive effect of stock options	542	--
Shares for Diluted Earnings (Loss) Per Share	63,874	61,770

As the Company was in a loss from continuing operations position for the three months ended April 5, 2009, any potential common shares and participating securities would be anti-dilutive and therefore were not included in the calculation of diluted EPS.  For the three months ended April 4, 2010, options to purchase 225,000 shares of common stock were not included in the computation of diluted EPS as their impact would be anti-dilutive.

NOTE 4 – SEGMENT INFORMATION

Based on the quantitative thresholds specified by accounting standards, the Company has determined that it has two reportable segments: (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, and (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses.  In 2007, the Company sold its former Fabrics Group business segment (see Note 9 for further information).  Accordingly, the Company has included the operations of the former Fabrics Group segment in discontinued operations.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2010, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment.  Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Three Months Ended April 4, 2010
Net sales	$194,007	$23,184	$217,191
Depreciation and amortization	3,665	559	4,224
Operating income (loss)	17,180	(1,411)	15,769

Three Months Ended April 5, 2009
Net sales	$176,452	$22,856	$199,308
Depreciation and amortization	4,581	646	5,227
Operating income (loss)	6,698	(2,986)	3,712

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$4,224	$5,227
Corporate depreciation and amortization	1,900	1,021
Reported depreciation and amortization	$6,124	$6,248

OPERATING INCOME
Total segment operating income	$15,769	$3,712
Corporate expenses and other reconciling amounts	(2,014)	(638)
Reported operating income	$13,755	$3,074

	April 4, 2010	January 3, 2010
ASSETS	(In thousands)
Total segment assets	$558,408	$561,948
Discontinued operations	1,500	1,500
Corporate assets and eliminations	125,285	163,791
Reported total assets	$685,193	$727,239

NOTE 5 – LONG-TERM DEBT

11 3/8% Senior Secured Notes

On June 5, 2009, the Company completed a private offering of $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”).  Interest on the Senior Secured Notes is payable semi-annually on May 1 and November 1.  The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s domestic subsidiaries.  The Senior Secured Notes are secured by a second-priority lien on substantially all of the Company’s and certain of the Company’s domestic subsidiaries’ assets that secure the Company’s domestic revolving credit facility (discussed below) on a first-priority basis.

The Senior Secured Notes were sold at a price of 96.301% of their face value, resulting in $144.5 million of gross proceeds.  The $5.5 million original issue discount is being amortized over the life of the notes through interest expense.

The Company may redeem all or a part of the Senior Secured Notes from time to time at a price equal to 100% of the principal amount plus a make-whole premium.  Prior to May 1, 2012, the Company may redeem up to 35% of the Senior Secured Notes with cash proceeds from specified equity offerings at a price equal to 111.375% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.  As of April 4, 2010, the balance of the Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $145.5 million.  The estimated fair value of the Senior Secured Notes as of April 4, 2010, based on then current market prices, was $168.6 million.

10.375% Senior Notes

On February 1, 2010, the Company repaid the remaining balance of $14.6 million of these notes at maturity.

9.5% Senior Subordinated Notes

As of April 4, 2010, the Company had outstanding $110.0 million in 9.5% Senior Subordinated Notes due 2014.  The estimated fair value of the 9.5% Senior Subordinated Notes as of April 4, 2010, based on then current market prices, was $112.5 million.  During the first quarter of 2010, the Company redeemed $25.0 million aggregate principal amount of these notes at a price equal to 103.167% of the face value of the notes.  Accordingly, the premium paid in connection with this redemption was approximately $0.8 million.  In addition, the Company wrote off the portion of the unamortized debt issuance costs related to the redeemed bonds, an amount equal to $0.3 million.  These expenses are contained in the “Bond Retirement Expenses” line item in our consolidated condensed statements of operations.

Credit Facilities

The Company maintains a domestic revolving credit agreement (the “Facility”) that provides a maximum aggregate amount of $100 million of loans and letters of credit available to us at any one time (subject to a borrowing base) with an option for us to increase that maximum aggregate amount to $150 million (upon the satisfaction of certain conditions, and subject to a borrowing base).  The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.  As of April 4, 2010, there were zero borrowings and $8.1 million in letters of credit outstanding under the Facility.  As of April 4, 2010, the Company could have incurred $52.2 million of additional borrowings under the Facility.

Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with ABN AMRO Bank N.V.  Under this Credit Agreement, ABN AMRO provides a credit facility, until further notice, for borrowings and bank guarantees in varying aggregate amounts over time.  As of April 4, 2010, there were no borrowings outstanding under this facility, and the Company could have incurred €26 million (approximately $35 million) of additional borrowings under the facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $10.8 million of lines of credit available.  As of April 4, 2010, there were no borrowings outstanding under these lines of credit.

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

During the first three months of 2010 and 2009, the Company recognized stock option compensation costs of $0.3 million and $0.3 million, respectively.  The remaining unrecognized compensation cost related to unvested awards at April 4, 2010, approximated $0.8 million, and the weighted average period of time over which this cost will be recognized is approximately one year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first three months of fiscal year 2009 (there were no option awards issued in the first quarter of 2010):

Three Months Ended April 5, 2009
Risk free interest rate	1.60%
Expected life	5.5 years
Expected volatility	61%
Expected dividend yield	2.6%

The weighted average grant date fair value of stock options granted during the first three months of fiscal year 2009 was $1.91 per share.

The following table summarizes stock options outstanding as of April 4, 2010, as well as activity during the three months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2010	1,576,000	$5.75
Granted	--	--
Exercised	88,000	4.55
Forfeited or canceled	30,000	7.19
Outstanding at April 4, 2010	1,458,000	$5.79

Exercisable at April 4, 2010	936,000	$6.65

At April 4, 2010, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $9.2 million and $5.3 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first three months of fiscal years 2010 and 2009 are provided in the following table:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Proceeds from stock options exercised	$296	$--
Intrinsic value of stock options exercised	$479	$--

The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

Restricted Stock Awards

During the three months ended April 5, 2009, the Company granted restricted stock awards for 27,000 shares of Class B common stock.  There were no shares of restricted stock issued in the first quarter of 2010.  Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a two to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $0.8 million and $0.3 million for the three months ended April 4, 2010, and April 5, 2009, respectively.  Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of April 4, 2010, and during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2010	1,394,000	$13.04
Granted	--	--
Vested	183,000	7.67
Forfeited or canceled	--	--
Outstanding at April 4, 2010	1,211,000	$13.73

As of April 4, 2010, the unrecognized total compensation cost related to unvested restricted stock was $9.0 million.  That cost is expected to be recognized by the end of 2012.

The Company did not recognize any significant tax benefit with regard to restricted stock in either period presented.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended April 4, 2010, and April 5, 2009, respectively:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	April 4, 2010	April 5, 2009
	(In thousands)
Service cost	$92	$514
Interest cost	2,763	2,478
Expected return on assets	(2,822)	(2,394)
Amortization of prior service costs	23	20
Recognized net actuarial (gains)/losses	416	413
Net periodic benefit cost	$472	$1,031

	Three Months Ended
Salary Continuation Plan (SCP)	April 4, 2010	April 5, 2009
	(In thousands)
Service cost	$86	$81
Interest cost	280	271
Amortization of transition obligation	55	55
Amortization of prior service cost	12	12
Amortization of (gain)/loss	68	69
Net periodic benefit cost	$501	$488

NOTE 8 – RESTRUCTURING CHARGES

2010 Restructuring Charge

In the first quarter of 2010, the Company adopted a restructuring plan primarily related to workforce reduction in its European modular carpet operations.  This reduction is in response to the continued challenging economic climate in that region.  Smaller amounts were incurred in connection with restructuring activities in the Americas.  A total of approximately 50 employees were affected by this restructuring plan.  In connection with this plan, the Company recorded a pre-tax restructuring charge of $3.1 million.  Substantially all of this charge will involve cash expenditures, primarily severance expenses.  It is anticipated that this restructuring plan will generate annual savings of approximately $3.2 million.  Actions and expenses related to this plan were substantially completed in the first quarter of 2010.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2010	Balance at April 4, 2010
	(In thousands)
Workforce reduction	$3,131	$37	$3,094

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$2,951	$180	$--	$3,131
Cumulative amounts incurred to date	37	--	--	37
Total amounts incurred in the period	37	--	--	37

2009 Restructuring Charge

In the first quarter of 2009, the Company adopted a restructuring plan, primarily comprised of a reduction in the Company’s worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for its products on a global level.  In connection with this plan, the Company recorded a pre-tax restructuring charge of $5.7 million, comprised of $4.0 million of employee severance expense and $1.7 million of other exit costs (primarily including costs to exit the Canadian manufacturing facilities, lease exit costs and other costs).  Approximately $5.2 million of the restructuring charge will involve cash expenditures, primarily severance expense.  In the second quarter of 2009, the Company recorded an additional $1.9 million restructuring charge as a continuation of this plan.  The charge in the second quarter of 2009 is due to approximately 80 additional employee reductions, and relates entirely to employee severance expense.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2009	Costs Incurred in 2010	Balance at April 4, 2010
	(In thousands)
Facilities consolidation	$970	$970	$--	$--
Workforce reduction	5,873	3,920	777	1,176
Other charges	784	784	--	--
	$7,627	$5,674	$777	$1,176

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$6,865	$762	$--	$7,627
Cumulative amounts incurred to date	5,689	762	--	6,451
Total amounts incurred in the period	777	--	--	777

NOTE 9 – DISCONTINUED OPERATIONS

In 2007, the Company sold its Fabrics Group business segment.  All activity related to this business has been included in discontinued operations.  Assets and liabilities of this business segment have been reported in assets and liabilities held for sale for all reported periods.

Summary operating results for the above-described discontinued operations are as follows:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Net sales	$--	$--
Loss on operations before taxes on income	--	(1,000)
Tax benefit	--	350
Loss on operations, net of tax	--	(650)

The loss on operations in 2009 reflects charges taken to reduce the carrying value of long-lived assets to their approximate fair market value.

Assets and liabilities, including reserves, related to the above-described discontinued operations that were held for sale consist of the following:

	April 4, 2010	January 3, 2010
(In thousands)
Current assets	$--	$--
Property and equipment	1,500	1,500
Other assets	--	--
Current liabilities	--	--
Other liabilities	--	--

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $7.0 million and $15.8 million for the three month periods ended April 4, 2010, and April 5, 2009, respectively.  Income tax payments amounted to $3.8 million and $5.5 million for the three month periods ended April 4, 2010, and April 5, 2009, respectively.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables.  Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  In the absence of vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices.  In addition, the new standard eliminates the use of the residual method of allocation.  The standard will be effective for the Company in the first quarter of 2011.  Early adoption is permitted.  The Company is currently evaluating the impact, if any, that the adoption of this standard may have on its consolidated financial statements.

In June 2009, the FASB issued a new standard which changes the consolidation model for variable interest entities.  This standard requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the company (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the company.  The standard was effective for the Company as of January 4, 2010.  The adoption of this standard did not have any significant impact on the Company’s consolidated financial statements.

NOTE 12 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement.  In the first three months of 2010, the Company increased its liability for unrecognized tax benefits by $0.1 million.  As of April 4, 2010, the Company had accrued approximately $9.7 million for unrecognized tax benefits.

NOTE 13 – SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 11 3/8% Senior Secured Notes due 2013 and its 9.5% Senior Subordinated Notes due 2014.  These guarantees are full and unconditional.  The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 4, 2010

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$131,970	$114,861	$--	$(29,640)	$217,191
Cost of sales	98,284	75,173	--	(29,640)	143,817
Gross profit on sales	33,686	39,688	--	--	73,374
Selling, general and administrative expenses	22,883	27,072	6,533	--	56,488
Restructuring charge	418	2,713	--	--	3,131
Operating income (loss)	10,385	9,903	(6,533)	--	13,755
Bond retirement expenses	--	--	1,085	--	1,085
Interest/Other expense	5,222	2,188	1,510	--	8,920
Income (loss) before taxes on income and equity in income of subsidiaries	5,163	7,715	(9,128)	--	3,750
Income tax (benefit) expense	2,415	3,499	(4,270)	--	1,644
Equity in income (loss) of subsidiaries	--	--	6,728	(6,728)	--
Income (loss) from continuing operations	2,748	4,216	1,870	(6,728)	2,106
Loss on discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	2,748	4,216	1,870	(6,728)	2,106
Net income attributable to noncontrolling interests	--	(236)	--	--	(236)
Net income (loss) attributable to Interface, Inc.	$2,748	$3,980	$1,870	$(6,728)	$1,870

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 4, 2010

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$596	$40,719	$30,061	$--	$71,376
Accounts receivable	54,940	73,833	1,147	--	129,920
Inventories	62,145	53,701	--	--	115,846
Prepaids and deferred income taxes	9,733	15,417	8,754	--	33,904
Assets of business held for sale	--	1,500	--	--	1,500
Total current assets	127,414	185,170	39,962	--	352,546
Property and equipment less accumulated depreciation	73,937	77,947	5,529	--	157,413
Investment in subsidiaries	282,283	209,322	13,704	(505,309)	--
Goodwill	6,954	69,343	--	--	76,297
Other assets	8,481	12,871	77,585	--	98,937
	$499,069	$554,653	$136,780	$(505,309)	$685,193

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities	$43,277	$86,422	$9,958	$--	$139,657
Senior secured notes and senior subordinated notes	--	--	255,498	--	255,498
Deferred income taxes	1,614	9,590	(5,040)	--	6,164
Other	2,355	10,847	27,873	--	41,075
Total liabilities	47,246	106,859	288,289	--	442,394

Noncontrolling interest in subsidiary	--	9,596	--	--	9,596
Redeemable preferred stock	--	--	--	--	--
Common stock	94,145	102,199	6,336	(196,344)	6,336
Additional paid-in capital	249,302	12,525	345,321	(261,827)	345,321
Retained earnings (deficit)	109,898	376,878	(494,366)	(46,030)	(53,620)
AOCI - Foreign currency translation adjustment	(1,522)	(25,164)	(5,682)	(1,108)	(33,476)
AOCI - Pension liability	--	(28,240)	(3,118)	--	(31,358)
	$499,069	$554,653	$136,780	$(505,309)	$685,193

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS
ENDED APRIL 4, 2010

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net cash provided by (used for) operating activities	$1,991	$(531)	$(2,453)	$2,126	$1,133
Cash flows from investing activities:
Purchase of plant and equipment	(1,136)	(396)	(1,314)	--	(2,846)
Other	17	(262)	(651)	--	(896)
Net cash provided by (used for) investing activities	(1,119)	(658)	(1,965)	--	(3,742)
Cash flows from financing activities:
Net borrowings	--	--	--	--	--
Repurchase of senior notes	--	--	(39,586)	--	(39,586)
Proceeds from issuance of common stock	--	--	296	--	296
Financing costs – premiums paid	--	--	--	(792)	(792)
Other	(822)	1,975	181	(1,334)	--
Dividends paid	--	--	(158)	--	(158)
Net cash provided by (used for) financing activities	(822)	1,975	(39,267)	(2,126)	(40,240)
Effect of exchange rate change on cash	--	(1,138)	--	--	(1,138)
Net increase (decrease) in cash	50	(352)	(43,685)	--	(43,987)
Cash at beginning of period	545	41,072	73,746	--	115,363
Cash at end of period	$595	$40,720	$30,061	$--	$71,376

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, under Item 7 of that Form 10-K.  Our discussions here focus on our results during the quarter ended, or as of, April 4, 2010, and the comparable period of 2009 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time.  These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

11 3/8% Senior Secured Notes

On June 5, 2009, we completed a private offering of $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”).  Interest on the Senior Secured Notes is payable semi-annually on May 1 and November 1.  The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by certain of our domestic subsidiaries.  The Senior Secured Notes are secured by a second-priority lien on substantially all of our and certain of our domestic subsidiaries’ assets that secure our domestic revolving credit facility on a first-priority basis.

The Senior Secured Notes were sold at a price of 96.301% of their face value, resulting in $144.5 million of gross proceeds.  The $5.5 million original issue discount is being amortized over the life of the notes through interest expense.  After deducting the initial purchasers’ discount and other fees and expenses associated with the sale, net proceeds were $139.5 million.  We used $132.9 million of those net proceeds to repurchase $127.2 million aggregate principal amount of our 10.375% Senior Notes due 2010 pursuant to a tender offer we conducted.  (Included in the $132.9 million used to repurchase the $127.2 million aggregate principal amount of 10.375% Senior Notes was a purchase price premium of $5.7 million).  In addition, we used $4.5 million of the net proceeds to pay accrued interest on the $127.2 million aggregate principal amount of the 10.375% Senior Notes due 2010 that we repurchased.  The remaining $2.1 million of the net proceeds were used to repay a portion of the 10.375% Senior Notes due 2010 that were fully repaid at maturity in February of 2010.

Partial Redemption of 9.5% Senior Subordinated Notes due 2014

In the first quarter of 2010, we redeemed $25 million aggregate principal amount of our 9.5% Senior Subordinated Notes at a price equal to 103.167% of the face value of the notes, plus accrued interest to the redemption date.

Restructuring Charges

2010 Restructuring Charge

In the first quarter of 2010, we adopted a restructuring plan primarily related to workforce reduction in our European modular carpet operations.  This reduction is in response to the continued challenging economic climate in that region.  Smaller amounts were incurred in connection with restructuring activities in the Americas.  A total of approximately 50 employees were affected by this restructuring plan.  In connection with this plan, we recorded a pre-tax restructuring charge of $3.1 million.  Substantially all of this charge will involve cash expenditures, primarily severance expenses.  It is anticipated that this restructuring plan will generate annual savings of approximately $3.2 million.  Actions and expenses related to this plan were substantially completed in the first quarter of 2010.

2009 Restructuring Charge

In the first quarter of 2009, we adopted a restructuring plan primarily comprised of a reduction in our worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for our products on a global level.  In connection with this plan, we recorded a pre-tax restructuring charge of $5.7 million, comprised of $4.0 million of employee severance expense and $1.7 million of other exit costs (primarily costs to exit the Canadian manufacturing facilities, lease exit costs and other costs).  Approximately $5.2 million of the restructuring charge will involve cash expenditures, primarily severance expense.  Actions and expenses related to this plan were substantially completed in the first quarter of 2009.

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

Our discontinued operations had no net sales and a loss of $0.7 million in the three-month period ended April 5, 2009 (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”).  Our discontinued operations had no net sales and no income or loss in the three-month period ended April 4, 2010.

General

During the quarter ended April 4, 2010, we had net sales of $217.2 million, compared with net sales of $199.3 million in the first quarter last year.  Fluctuations in currency exchange rates positively impacted 2010 first quarter sales by 6% (approximately $12 million), compared with the prior year period.

Included in our results for the quarter ended April 4, 2010 is $1.1 million of bond retirement expenses (comprised of $0.8 million of premiums and $0.3 million of write-offs of unamortized debt issuance costs) related to the partial redemption of our 9.5% Senior Subordinated Notes discussed above.

During the first quarter of 2010, we had net income attributable to Interface, Inc. of $1.9 million, or $0.03 per diluted share, compared with net loss attributable to Interface, Inc. of $4.2 million, or $0.07 per share, in the first quarter last year.  Income from continuing operations in the first quarter of 2010 was $2.1 million, or $0.03 per diluted share, compared with loss from continuing operations of $3.4 million, or $0.06 per share, in the first quarter last year.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended April 4, 2010, and April 5, 2009, respectively:

	Three Months Ended
	April 4, 2010	April 5, 2009

Net sales	100.0%	100.0%
Cost of sales	66.2	68.3
Gross profit on sales	33.8	31.7
Selling, general and administrative expenses	26.0	27.3
Restructuring charge	1.4	2.9
Operating income	6.3	1.5
Bond retirement expenses	0.5	--
Interest/Other expense	4.1	3.5
Income (loss) from continuing operations before tax expense	1.7	(1.9)
Income tax expense (benefit)	0.8	(0.2)
Income (loss) from continuing operations	1.0	(1.7)
Discontinued operations, net of tax	--	(0.3)
Net income (loss)	1.0	(2.0)
Net income (loss) attributable to Interface, Inc.	0.9	(2.1)

Below we provide information regarding net sales for each of our operating segments, and analyze those results for the three-month periods ended April 4, 2010, and April 5, 2009, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month periods ended April 4, 2010, and April 5, 2009, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	04/04/10	04/05/09	Change
	(In thousands)
Modular Carpet	$194,007	$176,452	9.9%
Bentley Prince Street	23,184	22,856	1.4%
Total	$217,191	$199,308	9.0%

Modular Carpet Segment.  For the quarter ended April 4, 2010, net sales for the Modular Carpet segment increased $17.6 million (9.9%) versus the comparable period in 2009.  On a geographic basis, net sales in the Americas and Asia-Pacific were up 9.0% and 40.7%, respectively, for the quarter ended April 4, 2010, versus the comparable period in 2009, primarily attributable to the improving economic climates in those regions.  Net sales in Europe were down 4.7% in local currencies but up 1.0% as reported in U.S. dollars as a result of the strengthening of the U.S. dollar on a year-over-year basis.  Sales growth in the Americas is primarily attributable to the improving corporate office market segment (up 15%) as well as gains in non-office market segments in North America such as education (up 18%) and hospitality (up 15%).  These increases were somewhat offset by a decrease in the government market segment (down 16%).  The sales growth in Asia-Pacific was across all market segments.  Europe saw increases in the retail (up 64%) and hospitality (up 17%) market segments, but declines in the healthcare (down 29%) and government (down 12%) market segments.

Bentley Prince Street Segment.  In our Bentley Prince Street segment, net sales for the quarter ended April 4, 2010 increased $0.3 million (1.4%) versus the comparable period in 2009.  The increase occurred mostly in the corporate office (up 3%), government (up 45%) and healthcare (up 17%) market segments, but were somewhat offset by decreases in the hospitality (down 55%) and residential (down 70%) market segments.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month periods ended April 4, 2010, and April 5, 2009, respectively:

	Three Months Ended		Percentage
Cost and Expenses	04/04/10	04/05/09	Change
	(In thousands)
Cost of sales	$143,817	$136,139	5.6%
Selling, general and administrative expenses	56,488	54,371	3.9%
Total	$200,305	$190,510	5.1%

For the quarter ended April 4, 2010, our cost of sales increased $7.7 million (5.6%) versus the comparable period in 2009.  Fluctuations in currency exchange rates accounted for approximately $7 million of the increase.  The primary components of the $7.7 million increase in cost of sales were increases in raw material costs (approximately $5.1 million) and labor costs (approximately $0.8 million) associated with higher production volumes in the first quarter of 2010.  Our raw material prices in the first quarter of 2010 were approximately 3-4% higher than raw material prices in the first quarter of 2009.  As a percentage of net sales, cost of sales decreased to 66.2% for the quarter ended April 4, 2010, versus 68.3% in the comparable period in 2009.  The percentage decrease was primarily due to increased selling price levels and improved manufacturing efficiencies in our Americas and Asia-Pacific modular carpet operations and in our Bentley Prince Street segment.  The improved manufacturing efficiencies are largely a result of the increase in sales volume as well as our restructuring initiatives undertaken in the first quarter of 2009, discussed above.

For the quarter ended April 4, 2010, our selling, general and administrative expenses increased $2.1 million (3.9%) versus the comparable period in 2009.  Fluctuations in currency exchange rates caused selling, general and administrative expenses to increase approximately $3 million in the first quarter of 2010, compared with the prior year period.  The primary components of the increase in selling, general and administrative expenses were (1) a $2.2 million increase in incentive compensation due to the attainment of performance goals in the first quarter of 2010 that was not present in 2009, and (2) a $1.7 million increase in marketing expense as we continue to invest in our marketing platforms.  These increases were offset, in part, by the realization of the benefits (in the form of lower selling and administrative costs) of our restructuring activities undertaken in 2009 and 2008.  Due to our higher sales volumes in the current year, as a percentage of net sales, selling, general and administrative expenses decreased to 26.0% for the quarter ended April 4, 2010, versus 27.3% for the comparable period in 2009.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	04/04/10	04/05/09	Change
	(In thousands)
Modular Carpet	$173,884	$164,444	5.7%
Bentley Prince Street	24,407	25,427	(4.0%)
Corporate Expenses and Eliminations	2,014	639	215.2%
Total	$200,305	$190,510	5.1%

Interest Expenses

For the three-month period ended April 4, 2010, interest expense increased $1.1 million to $8.8 million, versus $7.7 million in the comparable period in 2009.  This increase was primarily due to the issuance of our $150 million aggregate principal amount of 11 3/8% Senior Secured Notes in June of 2009.  These notes, which were issued at a discount to their face value, carry a higher principal balance and rate of interest than the $127.2 million aggregate principal amount of 10.375% Senior Notes that were repaid with the issuance net proceeds.  Other factors in the increase were the amortization of deferred debt costs related to the new Senior Secured Notes, and the fees we pay for our lines of credit.

Liquidity and Capital Resources

General

At April 4, 2010, we had $71.4 million in cash.  At that date, we had no borrowings and $8.1 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility.  As of April 4, 2010, we could have incurred $52.2 million of additional borrowings under our domestic revolving credit facility, and €26 million (approximately $35 million) of additional borrowings under our European credit facility.  In addition, we could have incurred an additional $10.8 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the three months ended April 4, 2010 were (1) $7.2 million due to an increase in accounts payable and accruals, and (2) $0.3 million of cash received as a result of exercises of employee stock options.  Our primary uses of cash during this period were (1) $25.8 million to redeem an aggregate principal amount of $25.0 million of our 9.5% Senior Subordinated Notes due 2014, (2) $14.6 million to pay at maturity the remaining balance of our 10.375% Senior Notes due 2010, and (3) $6.2 million as an increase in prepaid and other current assets.

On April 29, 2010, we announced an increase in our regular quarterly cash dividend from $0.0025 per share to $0.01 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, under Item 7A of that Form 10-K.  Our discussion here focuses on the quarter ended April 4, 2010, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K.  This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At April 4, 2010, we recognized a $9.4 million decrease in our foreign currency translation adjustment account compared to January 3, 2010, primarily because of the strengthening of the U.S dollar against certain foreign currencies.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments.  The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured.  The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at April 4, 2010.  The values that result from these computations are compared with the market values of these financial instruments at April 4, 2010.  The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of April 4, 2010, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $10.2 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $15.8 million.

As of April 4, 2010, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10.7 million or an increase in the fair value of our financial instruments of $8.7 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There were no material changes in risk factors in the first quarter of 2010.  For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2010, we issued 225,000 shares of Class B Common Stock within our 401(k) retirement investment plan in exchange for shares of Class A Common Stock on a one-for-one basis.  The transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as it involved a security exchanged by the Company with its existing shareholder exclusively where no commission or other remuneration was paid or given directly or indirectly.  Shares of Class B Common Stock are convertible into Class A Common Stock on a one-for-one basis.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

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

INTERFACE, INC.

Date: May 13, 2010	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.