Form 10-Q
period 2010-08-10
INTERFACE INC
filed 2010-08-13
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 4, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at August 6, 2010:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	56,844,433
Class B Common Stock, $.10 par value per share	6,768,552

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
 (IN THOUSANDS)
	JULY 4, 2010	JANUARY 3, 2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$73,168	$115,363
Accounts Receivable, net	132,034	129,833
Inventories	121,904	112,249
Prepaid Expenses and Other Current Assets	25,475	19,649
Deferred Income Taxes	9,560	9,379
Assets of Business Held for Sale	1,500	1,500
TOTAL CURRENT ASSETS	363,641	387,973

PROPERTY AND EQUIPMENT, less accumulated depreciation	154,827	162,269
DEFERRED TAX ASSET	45,150	44,210
GOODWILL	69,768	80,519
OTHER ASSETS	51,781	52,268
TOTAL ASSETS	$685,167	$727,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$50,301	$35,614
Accrued Expenses	94,681	101,143
Current Portion of Long-Term Debt	--	14,586
TOTAL CURRENT LIABILITIES	144,982	151,343

SENIOR NOTES	145,812	145,184
SENIOR SUBORDINATED NOTES	110,000	135,000
DEFERRED INCOME TAXES	6,496	7,029
OTHER	40,334	42,502
TOTAL LIABILITIES	447,624	481,058

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	--	--
Common Stock	6,359	6,328
Additional Paid-In Capital	346,822	343,348
Retained Earnings (Deficit)	(46,624)	(55,332)
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	(48,473)	(24,057)
Accumulated Other Comprehensive Income – Pension Liability	(30,495)	(33,186)
TOTAL SHAREHOLDERS' EQUITY – Interface, Inc.	227,589	237,101
Non-controlling Interest in Subsidiary	9,954	9,080
TOTAL SHAREHOLDERS' EQUITY	237,543	246,181
	$685,167	$727,239

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 4, 2010	JULY 5, 2009	JULY 4, 2010	JULY 5, 2009

NET SALES	$226,587	$211,297	$443,778	$410,605
Cost of Sales	146,453	142,191	290,270	278,330

GROSS PROFIT ON SALES	80,134	69,106	153,508	132,275
Selling, General and Administrative Expenses	58,668	52,263	115,156	106,634
Income from Litigation Settlements	--	(5,926)	--	(5,926)
Restructuring Charge	--	1,903	3,131	7,627
OPERATING INCOME	21,466	20,866	35,221	23,940

Interest Expense	8,115	7,726	16,937	15,399
Bond Retirement Expense	--	6,096	1,085	6,096
Other Expense (Income)	447	650	545	(100)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	12,904	6,394	16,654	2,545
Income Tax Expense	4,896	2,595	6,540	2,119

Income from Continuing Operations	8,008	3,799	10,114	426
Loss from Discontinued Operations, Net of Tax	--	--	--	(650)
NET INCOME (LOSS)	8,008	3,799	10,114	(224)

Income Attributable to Non-Controlling Interest in Subsidiary	(376)	(133)	(612)	(262)
NET INCOME (LOSS) ATTRIBUTABLE TO INTERFACE, INC.	$7,632	$3,666	$9,502	$(486)

Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Basic
Continuing Operations	$0.12	$0.06	$0.15	$0.00
Discontinued Operations	--	--	--	(0.01)
Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Basic	$0.12	$0.06	$0.15	$(0.01)

Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Diluted
Continuing Operations	$0.12	$0.06	$0.15	$0.00
Discontinued Operations	--	--	--	(0.01)
Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Diluted	$0.12	$0.06	$0.15	$(0.01)

Common Shares Outstanding – Basic	63,515	63,201	63,423	63,199
Common Shares Outstanding – Diluted	64,118	63,299	63,917	63,224

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 4, 2010	JULY 5, 2009	JULY 4, 2010	JULY 5, 2009

Net Income (Loss)	$8,008	$3,799	$10,114	$(224)
Other Comprehensive Income (Loss), Foreign
Currency Translation Adjustment and Pension Liability Adjustment	(14,149)	18,818	(21,462)	11,521
Comprehensive Income (Loss)	(6,141)	22,617	(11,348)	11,297

Comprehensive Loss (Income) Attributable to Non-Controlling Interest in Subsidiary	(358)	(477)	(874)	(386)
Comprehensive Income (Loss) Attributable to Interface, Inc.	$(6,499)	$22,140	$(12,222)	$10,911

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JULY 4, 2010	JULY 5, 2009
OPERATING ACTIVITIES:
Net Income (Loss)	$10,114	$(224)
Loss from Discontinued Operations	--	650
Income from Continuing Operations	10,114	426
Adjustments to Reconcile Income to Cash Provided by Operating Activities:
Premiums Paid to Repurchase Senior Notes	792	5,264
Depreciation and Amortization	12,903	12,045
Deferred Income Taxes and Other	(929)	(3,820)
Working Capital Changes:
Accounts Receivable	(7,077)	27,907
Inventories	(14,024)	8,869
Prepaid Expenses	(7,412)	3,891
Accounts Payable and Accrued Expenses	18,277	(26,777)

CASH PROVIDED BY OPERATING ACTIVITIES:	12,644	27,805

INVESTING ACTIVITIES:
Capital Expenditures	(11,312)	(7,401)
Other	(628)	1,611

CASH USED IN INVESTING ACTIVITIES:	(11,940)	(5,790)

FINANCING ACTIVITIES:
Borrowing of Long-Term Debt	--	144,452
Repurchase of Senior Notes	(39,586)	(138,002)
Debt Issuance Costs	--	(5,787)
Premiums Paid to Repurchase Senior Notes	(792)	(5,264)
Proceeds from Issuance of Common Stock	1,174	--
Dividends Paid	(794)	(320)

CASH USED IN FINANCING ACTIVITIES:	(39,998)	(4,921)

Net Cash Provided by (Used in) Operating, Investing and
Financing Activities	(39,294)	17,094
Effect of Exchange Rate Changes on Cash	(2,901)	1,016

CASH AND CASH EQUIVALENTS:
Net Change During the Period	(42,195)	18,110
Balance at Beginning of Period	115,363	71,757

Balance at End of Period	$73,168	$89,867

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

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	July 4, 2010	January 3, 2010
	(In thousands)
Finished Goods	$72,744	$65,478
Work in Process	15,144	15,764
Raw Materials	34,016	31,007
	$121,904	$112,249

NOTE 3 – EARNINGS (LOSS) PER SHARE

The Company computes basic earnings (loss) per share (“EPS”) attributable to common shareholders by dividing income from continuing operations attributable to common shareholders, income from discontinued operations attributable to common shareholders and net income attributable to Interface, Inc. common shareholders, by the weighted average common shares outstanding, including participating securities outstanding, during the period as discussed below.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings.  Income attributable to non-controlling interest in subsidiary is not included in the calculation of basic or diluted EPS.

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

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009

Earnings Per Share from Continuing Operations

Basic Earnings Per Share Attributable to
Common Shareholders:
Distributed Earnings	$0.01	$0.00	$0.01	$0.00
Undistributed Earnings	0.11	0.06	0.14	0.00
Total	$0.12	$0.06	$0.15	$0.00

Diluted Earnings Per Share Attributable to
Common Shareholders:
Distributed Earnings	$0.01	$0.00	$0.01	$0.00
Undistributed Earnings	0.11	0.06	0.14	0.00
Total	$0.12	$0.06	$0.15	$0.00

Earnings (Loss) Per Share from Discontinued Operations

Basic and Diluted Earnings (Loss) Per Share Attributable to
Common Shareholders:
Distributed Earnings	$--	$--	$--	$--
Undistributed Earnings (Loss)	--	--	--	(0.01)
Total	$--	$--	$--	$(0.01)

Basic Earnings (Loss) Per Share	$0.12	$0.06	$0.15	$(0.01)
Diluted Earnings (Loss) Per Share	$0.12	$0.06	$0.15	$(0.01)

The following tables present income from continuing operations and net income attributable to Interface, Inc. that was attributable to participating securities:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
		(In millions)
Income from Continuing Operations	$0.2	$0.1	$0.2	$0.0
Net Income Attributable to Interface, Inc.	$0.1	$0.1	$0.2	$0.0

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
		(In thousands)
Weighted Average Shares Outstanding	62,277	61,787	62,185	61,785
Participating Securities	1,238	1,414	1,238	1,414
Shares for Basic Earnings (Loss) Per Share	63,515	63,201	63,423	63,199
Dilutive Effect of Stock Options	603	98	494	25
Shares for Diluted Earnings (Loss) Per Share	64,118	63,299	63,917	63,224

For the quarters ended July 4, 2010, and July 5, 2009, options to purchase 205,000 and 1,330,000 shares of common stock, respectively, were not included in the computation of diluted EPS as their impact would be anti-dilutive.  For the six-month periods ended July 4, 2010, and July 5, 2009, options to purchase 245,000 and 1,504,000 shares of common stock, respectively, were not included in the computation of diluted EPS as their impact would be anti-dilutive.

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

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Three Months Ended July 4, 2010
Net Sales	$202,695	$23,892	$226,587
Depreciation and Amortization	4,752	563	5,315
Operating Income (Loss)	25,374	(1,145)	24,229

Three Months Ended July 5, 2009
Net Sales	$186,568	$24,729	$211,297
Depreciation and Amortization	4,038	615	4,653
Operating Income (Loss)	17,452	(1,971)	15,481

	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Six Months Ended July 4, 2010
Net Sales	$396,702	$47,076	$443,778
Depreciation and Amortization	8,417	1,122	9,539
Operating Income (Loss)	42,554	(2,556)	39,998

Six Months Ended July 5, 2009
Net Sales	$363,020	$47,585	$410,605
Depreciation and Amortization	8,619	1,261	9,880
Operating Income (Loss)	24,150	(4,957)	19,193

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$5,315	$4,653	$9,539	$9,880
Corporate depreciation and amortization	1,464	1,145	3,364	2,165
Reported depreciation and amortization	$6,779	$5,798	$12,903	$12,045

OPERATING INCOME
Total segment operating income	$24,229	$15,481	$39,998	$19,193
Corporate income, expenses and other reconciling amounts	(2,763)	5,385	(4,777)	4,747
Reported operating income	$21,466	$20,866	$35,221	$23,940

	July 4, 2010	January 3, 2010
ASSETS	(In thousands)
Total segment assets	$561,752	$561,948
Discontinued operations	1,500	1,500
Corporate assets and eliminations	121,915	163,791
Reported total assets	$685,167	$727,239

NOTE 5 – LONG-TERM DEBT

11 3/8% Senior Secured Notes

On June 5, 2009, the Company completed an offering of $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”).  Interest on the Senior Secured Notes is payable semi-annually on May 1 and November 1.  The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s domestic subsidiaries.  The Senior Secured Notes are secured by a second-priority lien on substantially all of the Company’s and certain of the Company’s domestic subsidiaries’ assets that secure the Company’s domestic revolving credit facility (discussed below) on a first-priority basis.

The Senior Secured Notes were sold at a price of 96.301% of their face value, resulting in $144.5 million of gross proceeds.  The $5.5 million original issue discount is being amortized over the life of the notes through interest expense.

The Company may redeem all or a part of the Senior Secured Notes from time to time at a price equal to 100% of the principal amount plus a make-whole premium.  Prior to May 1, 2012, the Company may redeem up to 35% of the Senior Secured Notes with cash proceeds from specified equity offerings at a price equal to 111.375% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.  As of July 4, 2010, the balance of the Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $145.8 million.  The estimated fair value of the Senior Secured Notes as of July 4, 2010, based on then current market prices, was $167.4 million.

10.375% Senior Notes

On February 1, 2010, the Company repaid the remaining balance of $14.6 million of these notes at maturity.

9.5% Senior Subordinated Notes

As of July 4, 2010, the Company had outstanding $110.0 million in 9.5% Senior Subordinated Notes due 2014.  The estimated fair value of the 9.5% Senior Subordinated Notes as of July 4, 2010, based on then current market prices, was $112.5 million.  During the first quarter of 2010, the Company redeemed $25.0 million aggregate principal amount of these notes at a price equal to 103.167% of the face value of the notes.  Accordingly, the premium paid in connection with this redemption was approximately $0.8 million.  In addition, the Company wrote off the portion of the unamortized debt issuance costs related to the redeemed bonds, an amount equal to $0.3 million.  These expenses are contained in the “Bond Retirement Expenses” line item in our consolidated condensed statements of operations.

Credit Facilities

The Company maintains a domestic revolving credit agreement (the “Facility”) that provides a maximum aggregate amount of $100 million of loans and letters of credit available to us at any one time (subject to a borrowing base) with an option for us to increase that maximum aggregate amount to $150 million (upon the satisfaction of certain conditions, and subject to a borrowing base).  The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.  As of July 4, 2010, there were zero borrowings and $8.1 million in letters of credit outstanding under the Facility.  As of July 4, 2010, the Company could have incurred $61.2 million of additional borrowings under the Facility.

Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with ABN AMRO Bank N.V.  Under this Credit Agreement, ABN AMRO provides a credit facility, until further notice, for borrowings and bank guarantees in varying aggregate amounts over time.  As of July 4, 2010, there were no borrowings outstanding under this facility, and the Company could have incurred €26 million (approximately $31.7 million) of additional borrowings under the facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $9.9 million of lines of credit available.  As of July 4, 2010, there were no borrowings outstanding under these lines of credit.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Awards

In accordance with accounting standards, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  Under accounting standards, the Company is required to select a valuation technique or option pricing model.  The Company uses the Black-Scholes model.  Accounting standards require that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its stock compensation expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

During the first six months of 2010 and 2009, the Company recognized stock option compensation costs of $0.6 million and $0.7 million, respectively.  In the second quarters of 2010 and 2009, the Company recognized stock option compensation costs of $0.3 million and $0.3 million, respectively. The remaining unrecognized compensation cost related to unvested awards at July 4, 2010, approximated $0.9 million, and the weighted average period of time over which this cost will be recognized is approximately one year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first six months of fiscal years 2010 and 2009:

	Six Months Ended July 4, 2010	Six Months Ended July 5, 2009
Risk free interest rate	2.3%	1.6%
Expected life	5.5 years	5.5 years
Expected volatility	61%	61%
Expected dividend yield	0.5%	2.6%

The weighted average grant date fair value of stock options granted during the first six months of fiscal 2010 and 2009 was $4.14 and $1.91 per share, respectively.

The following table summarizes stock options outstanding as of July 4, 2010, as well as activity during the six months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2010	1,576,000	$5.75
Granted	40,000	7.78
Exercised	342,000	4.36
Forfeited or canceled	32,500	6.75
Outstanding at July 4, 2010	1,241,500	$6.10

Exercisable at July 4, 2010	679,000	$7.54

At July 4, 2010, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $6.2 million and $2.8 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first six months of fiscal years 2010 and 2009 are provided in the table below.  The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

	Six Months Ended
	July 4, 2010	July 5, 2009
	(In thousands)
Proceeds from stock options exercised	$1,174	$--
Intrinsic value of stock options exercised	2,660	$--

Restricted Stock Awards

During the six months ended July 4, 2010, and July 5, 2009, the Company granted restricted stock awards for 27,000 and 27,000 shares, respectively, of Class B common stock.  These awards (or a portion thereof) vest with respect to each recipient over a two-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.

Compensation expense related to outstanding restricted stock grants was $1.5 million and $1.3 million for the six months ended July 4, 2010, and July 5, 2009, respectively.  Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of July 4, 2010, and during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2010	1,394,000	$13.04
Granted	27,000	8.32
Vested	183,000	7.67
Forfeited or canceled	--	--
Outstanding at July 4, 2010	1,238,000	$12.04

As of July 4, 2010, the unrecognized total compensation cost related to unvested restricted stock was $8.3 million.  That cost is expected to be recognized by the end of 2012.

For the six months ended July 4, 2010, the Company recognized a tax benefit with regard to restricted stock of $0.3 million.  There was no significant tax benefit for the comparable period in 2009.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended July 4, 2010, and July 5, 2009, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(In thousands)		(In thousands)
Service cost	$86	$557	$178	$1,071
Interest cost	2,616	2,657	5,379	5,135
Expected return on assets	(2,670)	(2,562)	(5,492)	(4,956)
Amortization of prior service costs	21	20	44	40
Recognized net actuarial (gains)/losses	397	447	813	860
Net periodic benefit cost	$450	$1,119	$922	$2,150

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(In thousands)		(In thousands)
Service cost	$86	$81	$171	$162
Interest cost	280	271	561	541
Amortization of transition obligation	55	55	110	110
Amortization of prior service cost	12	12	24	24
Amortization of loss	68	70	137	140
Net periodic benefit cost	$501	$489	$1,003	$977

NOTE 8 – RESTRUCTURING CHARGES

2010 Restructuring Charge

In the first quarter of 2010, the Company adopted a restructuring plan primarily related to workforce reduction in its European modular carpet operations.  This reduction was in response to the continued challenging economic climate in that region.  Smaller amounts were incurred in connection with restructuring activities in the Americas.  A total of approximately 50 employees were affected by this restructuring plan.  In connection with this plan, the Company recorded a pre-tax restructuring charge of $3.1 million.  Substantially all of this charge involves cash expenditures, primarily severance expenses.  It is anticipated that this restructuring plan will generate annual savings of approximately $3.2 million.  Actions and expenses related to this plan were substantially completed in the first quarter of 2010.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2010	Balance at July 4, 2010
	(In thousands)
Workforce reduction	$3,131	$1,244	$1,887

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$2,951	$180	$--	$3,131
Cumulative amounts incurred to date	1,064	180	--	1,244
Total amounts incurred in the six-month period ended July 4, 2010	1,064	180	--	1,244

2009 Restructuring Charge

In the first quarter of 2009, the Company adopted a restructuring plan, primarily comprised of a reduction in the Company’s worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for its products on a global level.  In connection with this plan, the Company recorded a pre-tax restructuring charge of $5.7 million, comprised of $4.0 million of employee severance expense and $1.7 million of other exit costs (primarily including costs to exit the Canadian manufacturing facilities, lease exit costs and other costs).  Approximately $5.2 million of the restructuring charge involves cash expenditures, primarily severance expense.  In the second quarter of 2009, the Company recorded an additional $1.9 million restructuring charge as a continuation of this plan.  The charge in the second quarter of 2009 was due to approximately 80 additional employee reductions, and related entirely to employee severance expense.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2009	Costs Incurred in 2010	Balance at July 4, 2010
	(In thousands)
Facilities consolidation	$970	$970	$--	$--
Workforce reduction	5,873	3,920	1,444	509
Other charges	784	784	--	--
	$7,627	$5,674	$1,444	$509

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$6,865	$762	$--	$7,627
Cumulative amounts incurred to date	6,356	762	--	7,118
Total amounts incurred in the six-month period ended July 4, 2010	1,444	--	--	1,444

NOTE 9 – DISCONTINUED OPERATIONS

In 2007, the Company sold its Fabrics Group business segment.  All activity related to this business has been included in discontinued operations.  Assets and liabilities of this business segment have been reported in assets and liabilities held for sale for all reported periods.

Summary operating results for the above-described discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(In thousands)		(In thousands)
Net sales	$--	$--	$--	$--
Loss on operations before taxes on income	--	--	--	(1,000)
Tax benefit	--	--	--	350
Loss on operations, net of tax	--	--	--	(650)

The loss on operations in 2009 reflects charges taken to reduce the carrying value of long-lived assets to their approximate fair market value.

Assets and liabilities, including reserves, related to the above-described discontinued operations that were held for sale consist of the following:

	July 4, 2010	January 3, 2010
(In thousands)
Current assets	$--	$--
Property and equipment	1,500	1,500
Other assets	--	--
Current liabilities	--	--
Other liabilities	--	--

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $15.7 million and $20.3 million for the six months ended July 4, 2010, and July 5, 2009, respectively.  Income tax payments amounted to $7.5 million and $10.1 million for the six months ended July 4, 2010, and July 5, 2009, respectively.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables.  Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  In the absence of vendor-specific objective evidence or third party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices.  In addition, the new standard eliminates the use of the residual method of allocation.  The standard will be effective for the Company in the first quarter of 2011.  Early adoption is permitted.  The Company is currently evaluating the impact, if any, that the adoption of this standard may have on its consolidated financial statements.

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

NOTE 12 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement.  In the first six months of 2010, the Company decreased its liability for unrecognized tax benefits by $0.3 million.  As of July 4, 2010, the Company had accrued approximately $9.3 million for unrecognized tax benefits.

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 4, 2010

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$142,282	$116,079	$--	$(31,774)	$226,587
Cost of sales	106,176	72,051	--	(31,774)	146,453
Gross profit on sales	36,106	44,028	--	--	80,134
Selling, general and administrative expenses	25,222	26,797	6,649	--	58,668
Restructuring charge	--	--	--	--	--
Operating income	10,884	17,231	(6,649)	--	21,466
Interest/Other expense	6,318	2,299	(55)	--	8,562
Income (loss) before taxes on income and equity in income of subsidiaries	4,566	14,932	(6,594)	--	12,904
Income tax expense (benefit)	1,784	5,689	(2,577)	--	4,896
Equity in income (loss) of subsidiaries	--	--	11,649	(11,649)	--
Income (loss) from continuing operations	2,782	9,243	7,632	(11,649)	8,008
Loss on discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	2,782	9,243	7,632	(11,649)	8,008
Income attributable to non-controlling interest in subsidiary	--	(376)	--	--	(376)
Net income (loss) attributable to Interface, Inc.	$2,782	$8,867	$7,632	$(11,649)	$7,632

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 4, 2010

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$274,252	$230,940	$--	$(61,414)	$443,778
Cost of sales	204,460	147,224	--	(61,414)	290,270
Gross profit on sales	69,792	83,716	--	--	153,508
Selling, general and administrative expenses	48,105	53,869	13,182	--	115,156
Restructuring charges	418	2,713	--	--	3,131
Operating income (loss)	21,269	27,134	(13,182)	--	35,221
Interest/Other expense	11,540	4,487	1,455	--	17,482
Bond retirement expense	--	--	1,085	--	1,085
Income (loss) before taxes on income and equity in income of subsidiaries	9,729	22,647	(15,722)	--	16,654
Income tax expense (benefit)	4,199	9,188	(6,847)	--	6,540
Equity in income (loss) of subsidiaries	--	--	6,728	(6,728)	--
Income (loss) from continuing operations	5,530	13,459	(2,147)	(6,728)	10,114
Income (loss) on discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	5,530	13,459	(2,147)	(6,728)	10,114
Income attributable to non-controlling interest in subsidiary	--	(612)	--	--	(612)
Net income (loss) attributable to Interface, Inc.	$5,530	$12,847	$(2,147)	$(6,728)	$9,502

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 4, 2010

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$79	$44,902	$28,187	$--	$73,168
Accounts receivable	60,450	70,992	592	--	132,034
Inventories	65,913	55,991	--	--	121,904
Prepaids and deferred income taxes	8,870	17,151	9,014	--	35,035
Assets of business held for sale	--	1,500	--	--	1,500
Total current assets	135,312	190,536	37,793	--	363,641
Property and equipment less accumulated depreciation	74,189	75,047	5,591	--	154,827
Investment in subsidiaries	278,934	201,346	36,678	(516,958)	--
Goodwill	6,954	62,814	--	--	69,768
Other assets	8,469	12,141	76,321	--	96,931
	$503,858	$541,884	$156,383	$(516,958)	$685,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$45,392	$79,659	$19,931	$--	$144,982
Senior secured notes and senior subordinated notes	--	--	255,812	--	255,812
Deferred income taxes	1,617	9,921	(5,042)	--	6,496
Other	2,277	10,469	27,588	--	40,334
Total liabilities	49,286	100,049	298,289	--	447,624

Common stock	94,145	102,199	6,359	(196,344)	6,359
Additional paid-in capital	249,302	12,525	346,822	(261,827)	346,822
Retained earnings (deficit)	112,680	385,745	(487,370)	(57,679)	(46,624)
Foreign currency translation adjustment	(1,555)	(41,130)	(4,680)	(1,108)	(48,473)
Pension liability	--	(27,458)	(3,037)	--	(30,495)
Non-controlling interest in subsidiary	--	9,954	--	--	9,954
	$503,858	$541,884	$156,383	$(516,958)	$685,167

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JULY 4, 2010

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net cash provided by (used for) operating activities	$6,503	$12,901	$(9,276)	$2,516	$12,644
Cash flows from investing activities:
Purchase of plant and equipment	(4,463)	(5,164)	(1,685)	--	(11,312)
Other	(33)	34	(629)	--	(628)
Net cash used for investing activities	(4,496)	(5,130)	(2,314)	--	(11,940)
Cash flows from financing activities:
Repurchase of Senior Notes	--	--	(39,586)	--	(39,586)
Premiums paid to repurchase Senior Notes	--	--	(792)	--	(792)
Other	(2,473)	(1,040)	6,029	(2,516)	--
Proceeds from issuance of common stock	--	--	1,174	--	1,174
Dividends paid	--	--	(794)	--	(794)
Net cash provided by (used for) financing activities	(2,473)	(1,040)	(33,969)	(2,516)	(39,998)
Effect of exchange rate change on cash	--	(2,901)	--	--	(2,901)
Net increase (decrease) in cash	(466)	3,830	(45,559)	--	(42,195)
Cash at beginning of period	545	41,072	73,746	--	115,363
Cash at end of period	$79	$44,902	$28,187	$--	$73,168

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, under Item 7 of that Form 10-K.  Our discussions here focus on our results during the quarter and six months ended, or as of, July 4, 2010, and the comparable periods of 2009 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time.  These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

11 3/8% Senior Secured Notes

On June 5, 2009, we completed an offering of $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”).  Interest on the Senior Secured Notes is payable semi-annually on May 1 and November 1.  The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by certain of our domestic subsidiaries.  The Senior Secured Notes are secured by a second-priority lien on substantially all of our and certain of our domestic subsidiaries’ assets that secure our domestic revolving credit facility on a first-priority basis.

The Senior Secured Notes were sold at a price of 96.301% of their face value, resulting in $144.5 million of gross proceeds.  The $5.5 million original issue discount is being amortized over the life of the notes through interest expense.  After deducting the initial purchasers’ discount and other fees and expenses associated with the sale, net proceeds were $139.5 million.  We used $132.9 million of those net proceeds to repurchase $127.2 million aggregate principal amount of our 10.375% Senior Notes due 2010 pursuant to a tender offer we conducted.  (Included in the $132.9 million used to repurchase the $127.2 million aggregate principal amount of 10.375% Senior Notes was a purchase price premium of $5.7 million).  In addition, we used $4.5 million of the net proceeds to pay accrued interest on the $127.2 million aggregate principal amount of the 10.375% Senior Notes due 2010 that we repurchased.  The remaining $2.1 million of the net proceeds was used to repay a portion of the 10.375% Senior Notes due 2010 that were fully repaid at maturity in February of 2010.

Partial Redemption of 9.5% Senior Subordinated Notes due 2014

In the first quarter of 2010, we redeemed $25 million aggregate principal amount of our 9.5% Senior Subordinated Notes at a price equal to 103.167% of the face value of the notes, plus accrued interest to the redemption date.

Restructuring Plans

2010 Restructuring Charge

In the first quarter of 2010, we adopted a restructuring plan primarily related to workforce reduction in our European modular carpet operations.  This reduction was in response to the continued challenging economic climate in that region.  Smaller amounts were incurred in connection with restructuring activities in the Americas.  A total of approximately 50 employees were affected by this restructuring plan.  In connection with this plan, we recorded a pre-tax restructuring charge of $3.1 million.  Substantially all of this charge involves cash expenditures, primarily severance expenses.  It is anticipated that this restructuring plan will generate annual savings of approximately $3.2 million.  Actions and expenses related to this plan were substantially completed in the first quarter of 2010.

2009 Restructuring Plan

In the first quarter of 2009, we adopted a restructuring plan, primarily comprised of a reduction in our worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for our products on a global level.  In connection with this plan, we recorded a pre-tax restructuring charge of $5.7 million, comprised of $4.0 million of employee severance expense and $1.7 million of other exit costs (primarily costs to exit the Canadian manufacturing facilities, lease exit costs and other costs).  In the second quarter of 2009, we recorded an additional $1.9 million restructuring charge as a continuation of this plan.  The charge in the second quarter of 2009 was due to approximately 80 additional employee reductions, and related entirely to employee severance expense.  Actions and expenses related to this plan were substantially completed in the first six months of 2009.

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

Our discontinued operations had no net sales and no income or loss in the three-month period ended July 5, 2009, and had no net sales and a loss of $0.7 million in the six-month period ended July 5, 2009 (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”).  Our discontinued operations had no net sales and no income or loss in the three-month and six-month periods ended July 4, 2010.

General

During the quarter ended July 4, 2010, we had net sales of $226.6 million, compared with net sales of $211.3 million in the second quarter last year.  Fluctuations in currency exchange rates positively impacted 2010 second quarter sales by less than 1% (approximately $1.5 million), compared with the prior year period.  During the first six months of fiscal year 2010, we had net sales of $443.8 million, compared with net sales of $410.6 million in the first six months of last year.  Fluctuations in currency exchange rates positively impacted sales in the first six months of 2010 by 3% (approximately $13.5 million), compared with the prior year period.

Included in our results for the six months ended July 4, 2010 is $1.1 million of bond retirement expenses (comprised of $0.8 million of premiums and $0.3 million of write-offs of unamortized debt issuance costs) related to the partial redemption of our 9.5% Senior Subordinated Notes discussed above.  Also included in the six-month period ended July 4, 2010 is $3.1 million of restructuring charges, as described above.

Included in our results for the three-month and six-month periods ended July 5, 2009 is $6.1 million of costs related to the retirement of our 10.375% Senior Notes in the second quarter of 2009.  In addition, these periods also include income of $5.9 million related to the settlement of litigation.

During the second quarter of 2010, we had net income attributable to Interface, Inc. of $7.6 million, or $0.12 per diluted share, compared with net income attributable to Interface, Inc. of $3.7 million, or $0.06 per diluted share, in the second quarter last year.  Income from continuing operations in the second quarter of 2010 was $8.0 million, or $0.12 per diluted share, compared with income from continuing operations of $3.8 million, or $0.06 per diluted share, in the second quarter of 2009.

During the six months ended July 4, 2010, we had net income attributable to Interface, Inc. of $9.5 million, or $0.15 per diluted share, compared with net loss attributable to Interface, Inc. of $0.5 million, or $0.01 per share, in the first six months of last year.  Income from continuing operations was $10.1 million, or $0.15 per diluted share, in the six months ended July 4, 2010, compared with income from continuing operations of $0.4 million, or $0.00 per diluted share, in the first six months of 2009.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and six-month periods ended July 4, 2010, and July 5, 2009, respectively:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	67.3	65.4	67.8
Gross profit on sales	35.4	32.7	34.6	32.2
Selling, general and administrative expenses	25.9	24.7	25.9	26.0
Income from litigation settlement	--	(2.8)	--	(1.4)
Restructuring charge	--	0.9	0.7	1.9
Operating income	9.5	9.9	7.9	5.8
Bond retirement expense	--	2.9	0.2	1.5
Interest/Other expenses	3.8	4.0	3.9	3.7
Income from continuing operations before tax expense	5.7	3.0	3.8	0.6
Income tax expense	2.2	1.2	1.5	0.5
Income from continuing operations	3.5	1.8	2.3	0.1
Discontinued operations, net of tax	--	--	--	(0.2)
Net income (loss)	3.5	1.8	2.3	(0.1)
Net income (loss) attributable to Interface, Inc.	3.4	1.7	2.1	(0.1)

Below we provide information regarding net sales for each of our operating segments, and analyze those results for the three-month and six-month periods ended July 4, 2010, and July 5, 2009, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month and six-month periods ended July 4, 2010, and July 5, 2009, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	July 4, 2010	July 5, 2009	Change
	(In thousands)
Modular Carpet	$202,695	$186,568	8.6%
Bentley Prince Street	23,892	24,729	(3.4%)
Total	$226,587	$211,297	7.2%

	Six Months Ended		Percentage
Net Sales By Segment	July 4, 2010	July 5, 2009	Change
	(In thousands)
Modular Carpet	$396,702	$363,020	9.3%
Bentley Prince Street	47,076	47,585	(1.1%)
Total	$443,778	$410,605	8.1%

Modular Carpet Segment.  For the quarter ended July 4, 2010, net sales for the Modular Carpet segment increased $16.1 million (8.6%) versus the comparable period in 2009.  On a geographic basis, net sales in the Americas and Asia-Pacific were up 6.6% and 62.5%, respectively, for the quarter ended July 4, 2010, versus the comparable period in 2009.  These increases are primarily attributable to the improving economic climates in those regions.  Net sales in Europe were up 1.2% in local currencies but down 6.9% as reported in U.S. dollars as a result of the strengthening of the U.S. dollar on a year-over-year basis.  Sales growth in the Americas is primarily attributable to the improving corporate office market segment (up 30%).  The sales growth in Asia-Pacific was across all commercial market segments.  The sales decline in Europe occurred primarily in the corporate office market segment (down 9% in U.S. dollars and 1% in local currency), but was somewhat offset by increases in the hospitality (up 25% in U.S. dollars and 36% in local currency) and retail (up 3% in U.S. dollars and 11% in local currency) market segments.

For the six months ended July 4, 2010, net sales for the modular carpet segment increased $33.7 million (9.3%) versus the comparable period in 2009.  On a geographic basis, net sales in the Americas and Asia-Pacific were up 7.7% and 51.7%, respectively, for the six months ended July 4, 2010, versus the comparable period in 2009.  These increases are primarily attributable to the improving economic climates in those regions.  Net sales in Europe were down 1.8% in local currency and 3.3% as reported in U.S. dollars due to the strengthening of the U.S. dollar, particularly in the second quarter of 2010.  Sales growth in the Americas is due to the continued recovery in the corporate office market (up 21%) as well as increases in the residential (up 12%) and retail (up 2%) market segments.  These increases were somewhat offset by a decrease in the government market segment (down 7%).  The sales growth in Asia-Pacific was across all commercial market segments.  The sales decline in Europe occurred primarily in the corporate office market segment (down 4% in U.S. dollars and 3% in local currency), but was somewhat offset by increases in the retail (up 29% in U.S. dollars and 31% in local currency) and hospitality (up 20% in U.S. dollars and 22% in local currency) market segments.

Bentley Prince Street Segment.  In our Bentley Prince Street segment, net sales for the quarter ended July 4, 2010 decreased $0.8 million (3.4%) versus the comparable period in 2009.  The decrease was due primarily to declines in the healthcare (down 49%) and residential (down 65%) market segments.  These decreases were somewhat offset by increases in the corporate office (up 4%) and government (up 55%) market segments.

For the six months ended July 4, 2010, net sales for the Bentley Prince Street segment decreased $0.5 million (1.1%).  During this period, Bentley Prince Street saw increases in the government (up 50%) and corporate office (up 3%) market segments and decreases in the residential (down 67%) and hospitality (down 44%) market segments.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 4, 2010, and July 5, 2009, respectively:

	Three Months Ended		Percentage
Cost and Expenses	July 4, 2010	July 5, 2009	Change
	(In thousands)
Cost of sales	$146,453	$142,191	3.0%
Selling, general and administrative expenses	58,668	52,263	12.3%
Total	$205,121	$194,454	5.5%

	Six Months Ended		Percentage
Cost and Expenses	July 4, 2010	July 5, 2009	Change
	(In thousands)
Cost of sales	$290,270	$278,330	4.3%
Selling, general and administrative expenses	115,156	106,634	8.0%
Total	$405,426	$384,964	5.3%

For the quarter ended July 4, 2010, our cost of sales increased $4.3 million (3.0%) versus the comparable period in 2009.  Fluctuations in currency exchange rates accounted for approximately $1 million (1%) of the increase.  The primary components of the $4.3 million increase in cost of sales were increases in raw material costs (approximately $2.9 million) and labor costs (approximately $0.4 million) associated with higher production volumes in the second quarter of 2010 compared with the prior year period.  Our raw material prices in the second quarter of 2010 were approximately 5-6% higher than raw material prices in the second quarter of 2009.  As a percentage of net sales, cost of sales decreased to 64.6% for the quarter ended July 4, 2010, versus 67.3% in the comparable period in 2009.  The percentage decrease was primarily due to improved manufacturing efficiencies in both our Modular Carpet and Bentley Prince Street business segments.  The improved manufacturing efficiencies in our Modular Carpet segment are largely a result of the increase in sales volume.  The improved manufacturing efficiencies in our Bentley Prince Street segment are due to our continued focus on cost control in that business.

For the six months ended July 4, 2010, our cost of sales increased $11.9 million (4.3%) versus the comparable period in 2009.  Fluctuations in currency exchange rates accounted for approximately $9 million (3%) of the increase.  The primary components of the $11.9 million increase in cost of sales were increases in raw material costs (approximately $7.9 million) and labor costs (approximately $2.0 million) associated with higher production volumes in the first six months of 2010.  Our raw material prices in the first six months of 2010 were approximately 3-5% higher than raw material prices in the first six months of 2009.  As a percentage of net sales, cost of sales decreased to 65.4% for the six-month period ended July 4, 2010, versus 67.8% in the comparable period in 2009.  The percentage decrease was primarily due to improved manufacturing efficiencies in both our Modular Carpet and Bentley Prince Street business segments.  The improved manufacturing efficiencies in our Modular Carpet segment are largely a result of the increase in sales volume, coupled with the full realization of our restructuring plans implemented during early 2009.  The improved manufacturing efficiencies in our Bentley Prince Street segment are due to our continued focus on cost control in that business.

For the quarter ended July 4, 2010, our selling, general and administrative expenses increased $6.4 million (12.3%) versus the comparable period in 2009.  There was no significant impact from fluctuations in currency exchange rates during the quarter with respect to these expenses.  The primary components of the increase in selling, general and administrative expenses were (1) a $2.7 million increase in incentive compensation due to the attainment of performance goals in the second quarter of 2010, (2) a $1.8 million increase in selling expenses commensurate with the increase in sales volume as well as investments in our sales strategy and personnel, and (3) a $1.7 million increase in marketing expenses as we continue to invest in our end market diversification strategy.  Due primarily to the increased sales and marketing expenses, as a percentage of net sales, selling, general and administrative expenses increased to 25.9% for the quarter ended July 4, 2010, versus 24.7% for the comparable period in 2009.

For the six months ended July 4, 2010, our selling, general and administrative expenses increased $8.5 million (8.0%) versus the comparable period in 2009.  Fluctuations in currency exchange rates accounted for approximately $3 million (3%) of the increase.  The primary components of the $8.5 million increase in selling, general and administrative expenses were (1) a $4.9 million increase in incentive compensation due the attainment of performance goals in the first six months of 2010, (2) a $3.4 million increase in marketing expenses, due to the continued investment in our end market diversification strategy, and (3) a $1.7 million increase in selling expenses, commensurate with the increase in sales volume as well as investments in our sales strategy and personnel.  As a percentage of sales, selling, general and administrative expenses stayed relatively consistent (25.9% in the first six months of 2010 versus 26.0% in the first six months of 2009) year-over-year.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	July 4, 2010	July 5, 2009	Change
	(In thousands)
Modular Carpet	$177,331	$167,560	5.8%
Bentley Prince Street	25,027	26,353	(5.0%)
Corporate Expenses and Eliminations	2,763	541	410.7%
Total	$205,121	$194,454	5.5%

Cost of Sales and Selling, General and	Six Months Ended		Percentage
Administrative Expenses (Combined)	July 4, 2010	July 5, 2009	Change
	(In thousands)
Modular Carpet	$351,215	$332,005	5.8%
Bentley Prince Street	49,434	51,780	(4.5%)
Corporate Expenses and Eliminations	4,777	1,179	305.2%
Total	$405,426	$384,964	5.3%

Interest Expenses

For the three-month period ended July 4, 2010, interest expense increased $0.4 million to $8.1 million, versus $7.7 million in the comparable period in 2009.  For the six-month period ended July 4, 2010, interest expense increased $1.5 million to $16.9 million, versus $15.4 million in the comparable period in 2009.  The increase in each of these periods was due primarily to the issuance of our $150 million aggregate principle amount of 11 3/8% Senior Secured Notes in June of 2009.  These notes, which were issued at a discount to their face value, carry a higher principal balance and rate of interest than the $127.2 million aggregate principal amount of 10.375% Senior Notes that were repaid with the issuance net proceeds. Another factor in each of these increases was the amortization of the deferred debt costs associated with the Senior Secured Notes.  The increase in interest expense was less pronounced in the three-month period ended July 4, 2010, versus the six-month period then ended, as we reduced the principal balance of our debt by $39.6 million in the first quarter of 2010, and the reduced principal balances led to lower interest expense in the second quarter of 2010.

Liquidity and Capital Resources

General

At July 4, 2010, we had $73.2 million in cash.  At that date, we had no borrowings and $8.1 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility.  As of July 4, 2010, we could have incurred $61.2 million of additional borrowings under our domestic revolving credit facility and €26.0 million (approximately $32 million) of additional borrowings under our European credit facility.  In addition, we could have incurred an additional $9.9 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the six months ended July 4, 2010 were (1) $18.3 million due to an increase in accounts payable and accrued expenses, and (2) $1.2 million of cash received as a result of exercises of employee stock options.  Our primary uses of cash during this period were (1) $25.8 million to redeem an aggregate principal amount of $25.0 million of our 9.5% Senior Subordinated Notes due 2014, (2) $14.6 million to pay at maturity the remaining balance of our 10.375% Senior Notes due 2010, (3) $14.0 million due to increased inventory levels, and (4) $11.3 million for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, under Item 7A of that Form 10-K.  Our discussion here focuses on the period ended July 4, 2010, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K.  This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At July 4, 2010, we recognized a $24.4 million decrease in our foreign currency translation adjustment account compared to January 3, 2010, primarily because of the strengthening of the U.S. dollar against the Euro.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at July 4, 2010. The values that result from these computations are compared with the market values of these financial instruments at July 4, 2010. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of July 4, 2010, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $9.0 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $15.4 million.

As of July 4, 2010, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10.4 million or an increase in the fair value of our financial instruments of $8.5 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the second quarter of 2010.  For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1
Interface, Inc. Omnibus Stock Incentive Plan, as amended and restated February 23, 2010 (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 20, 2010 and filed on May 26, 2010, previously filed with the Commission and incorporated herein by reference).

10.2
First Amendment to Amended and Restated Employment and Change in Control Agreement of Ray C. Anderson, dated as of July 28, 2010 (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 28, 2010 and filed on July 29, 2010, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: August 12, 2010	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.