Form 10-Q
period 2010-11-10
INTERFACE INC
filed 2010-11-12
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended October 3, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at November 5, 2010:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	57,034,132
Class B Common Stock, $.10 par value per share	7,244,052

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
 (IN THOUSANDS)
	OCT. 3, 2010	JAN. 3, 2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$80,854	$115,363
Accounts Receivable, Net	140,759	129,833
Inventories	133,774	112,249
Prepaid Expenses and Other Current Assets	24,727	19,649
Deferred Income Taxes	9,175	9,379
Assets of Business Held for Sale	1,500	1,500
TOTAL CURRENT ASSETS	390,789	387,973

PROPERTY AND EQUIPMENT, Less Accumulated Depreciation	166,093	162,269
DEFERRED TAX ASSET	42,295	44,210
GOODWILL	76,951	80,519
OTHER ASSETS	54,801	52,268
TOTAL ASSETS	$730,929	$727,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$48,962	$35,614
Accrued Expenses	111,249	101,143
Current Portion of Long-Term Debt	--	14,586
TOTAL CURRENT LIABILITIES	160,211	151,343

SENIOR NOTES	146,127	145,184
SENIOR SUBORDINATED NOTES	110,000	135,000
DEFERRED INCOME TAXES	7,079	7,029
OTHER	41,102	42,502
TOTAL LIABILITIES	464,519	481,058

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	--	--
Common Stock	6,423	6,328
Additional Paid-In Capital	348,580	343,348
Retained Earnings (Deficit)	(35,187)	(55,332)
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	(24,307)	(24,057)
Accumulated Other Comprehensive Income – Pension Liability	(32,231)	(33,186)
TOTAL SHAREHOLDERS' EQUITY – Interface, Inc.	263,278	237,101
Non-Controlling Interest in Subsidiary	3,132	9,080
TOTAL SHAREHOLDERS' EQUITY	266,410	246,181
	$730,929	$727,239

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	OCT. 3, 2010	OCT. 4, 2009	OCT. 3, 2010	OCT. 4, 2009

NET SALES	$252,724	$218,364	$696,502	$628,969
Cost of Sales	163,244	145,952	453,514	424,282
GROSS PROFIT ON SALES	89,480	72,412	242,988	204,687

Selling, General and Administrative Expenses	61,441	53,487	176,597	160,122
Income from Litigation Settlements	--	--	--	(5,926)
Restructuring Charge	--	--	3,131	7,627
OPERATING INCOME	28,039	18,925	63,260	42,864

Interest Expense	8,409	9,537	25,346	24,936
Bond Retirement Expenses	--	--	1,085	6,096
Other Expense	463	156	1,008	56

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	19,167	9,232	35,821	11,776
Income Tax Expense	6,825	3,542	13,365	5,661

Income from Continuing Operations	12,342	5,690	22,456	6,115
Loss from Discontinued Operations, Net of Tax	--	--	--	(650)
NET INCOME	12,342	5,690	22,456	5,465

Income Attributable to Non-Controlling Interest in Subsidiary	(264)	(233)	(876)	(495)
NET INCOME ATTRIBUTABLE TO INTERFACE, INC.	$12,078	$5,457	$21,580	$4,970

Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Basic
Continuing Operations	$0.19	$0.09	$0.34	$0.09
Discontinued Operations	--	--	--	(0.01)
Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Basic	$0.19	$0.09	$0.34	$0.08

Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Diluted
Continuing Operations	$0.19	$0.09	$0.34	$0.09
Discontinued Operations	--	--	--	(0.01)
Earnings (Loss) Per Share Attributable to Interface, Inc. Common Shareholders – Diluted	$0.19	$0.09	$0.34	$0.08

Common Shares Outstanding – Basic	64,025	63,190	63,623	63,197
Common Shares Outstanding – Diluted	64,578	63,487	64,106	63,258

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	OCT. 3, 2010	OCT. 4, 2009	OCT. 3, 2010	OCT. 4, 2009

Net Income	$12,342	$5,690	$22,456	$5,465
Other Comprehensive Income, Foreign
Currency Translation Adjustment and Pension Liability Adjustment	23,247	6,832	1,786	18,353
Comprehensive Income	$35,589	$12,522	$24,242	$23,818

Comprehensive Income Attributable to Non-Controlling Interest in Subsidiary	(1,081)	(353)	(1,957)	(739)
Comprehensive Income Attributable to Interface, Inc.	$34,508	$12,169	$22,285	$23,079

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	OCT. 3, 2010	OCT. 4, 2009
OPERATING ACTIVITIES:
Net Income	$22,456	$5,465
Loss from Discontinued Operations	--	650
Income from Continuing Operations	22,456	6,115
Adjustments to Reconcile Income to Cash Provided by Operating Activities:
Premiums Paid to Repurchase Senior Notes	792	5,264
Depreciation and Amortization	19,253	18,856
Deferred Income Taxes and Other	(167)	(3,863)
Working Capital Changes:
Accounts Receivable	(10,069)	27,535
Inventories	(20,453)	13,457
Prepaid Expenses	(7,404)	(1,104)
Accounts Payable and Accrued Expenses	27,196	(20,399)

CASH PROVIDED BY OPERATING ACTIVITIES:	31,604	45,861

INVESTING ACTIVITIES:
Capital Expenditures	(18,443)	(9,897)
Other	(1,816)	1,370

CASH USED IN INVESTING ACTIVITIES:	(20,259)	(8,527)

FINANCING ACTIVITIES:
Borrowing of Long-Term Debt	--	144,452
Repurchase of Senior and Senior Subordinated Notes	(39,586)	(138,002)
Debt Issuance Costs	--	(6,161)
Premiums Paid to Repurchase Senior and Senior Subordinated Notes	(792)	(5,264)
Proceeds from Issuance of Common Stock	1,803	58
Dividends Paid to Interface, Inc. Shareholders	(1,435)	(478)
Dividends Paid to Joint Venture Partner	(7,904)	--

CASH USED IN FINANCING ACTIVITIES:	(47,914)	(5,395)

Net Cash Provided by (Used in) Operating, Investing and
Financing Activities	(36,569)	31,939
Effect of Exchange Rate Changes on Cash	2,060	2,242

CASH AND CASH EQUIVALENTS:
Net Change During the Period	(34,509)	34,181
Balance at Beginning of Period	115,363	71,757

Balance at End of Period	$80,854	$105,938

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

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	Oct. 3, 2010	Jan. 3, 2010
	(In thousands)
Finished Goods	$77,593	$65,478
Work in Process	18,776	15,764
Raw Materials	37,405	31,007
	$133,774	$112,249

NOTE 3 – EARNINGS (LOSS) PER SHARE

The Company computes basic earnings (loss) per share (“EPS”) attributable to common shareholders by dividing income from continuing operations attributable to common shareholders, income from discontinued operations attributable to common shareholders and net income attributable to Interface, Inc. common shareholders, by the weighted average common shares outstanding, including participating securities outstanding, during the period as discussed below.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings.  Income attributable to non-controlling interest in subsidiary is included in the calculation of basic and diluted EPS from continuing operations.

In the first quarter of 2009, the Company adopted a newly issued accounting standard, which requires the Company to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in basic and diluted EPS calculations when the inclusion of these shares would be dilutive.  As a result, the Company has included all of its outstanding restricted stock awards in the calculation of basic and diluted EPS for all periods presented.  This accounting standard also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed.  Unvested share-based amounts of restricted stock are paid dividends equally with all other shares of common stock.  The following table shows distributed and undistributed earnings:

	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Oct. 4, 2009	Oct. 3, 2010	Oct. 4, 2009

Earnings Per Share from Continuing Operations

Basic Earnings Per Share Attributable to
Common Shareholders:
Distributed Earnings	$0.01	$0.01	$0.02	$0.01
Undistributed Earnings	0.18	0.08	0.32	0.08
Total	$0.19	$0.09	$0.34	$0.09

Diluted Earnings Per Share Attributable to
Common Shareholders:
Distributed Earnings	$0.01	$0.01	$0.02	$0.01
Undistributed Earnings	0.18	0.08	0.32	0.08
Total	$0.19	$0.09	$0.34	$0.09

Earnings (Loss) Per Share from Discontinued Operations

Basic and Diluted Earnings (Loss) Per Share Attributable to
Common Shareholders:
Distributed Earnings	$--	$--	$--	$--
Undistributed Earnings (Loss)	--	--	--	(0.01)
Total	$--	$--	$--	$(0.01)

Basic Earnings Per Share	$0.19	$0.09	$0.34	$0.08
Diluted Earnings Per Share	$0.19	$0.09	$0.34	$0.08

The following table presents income from continuing operations and net income attributable to Interface, Inc. that was attributable to participating securities:

	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Oct. 4, 2009	Oct. 3, 2010	Oct. 4, 2009
		(In millions)
Income from Continuing Operations	$0.3	$0.1	$0.6	$0.1
Net Income Attributable to Interface, Inc.	0.3	0.1	0.6	0.1

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Oct. 4, 2009	Oct. 3, 2010	Oct. 4, 2009
		(In thousands)
Weighted Average Shares Outstanding	62,284	61,796	61,882	61,803
Participating Securities	1,741	1,394	1,741	1,394
Shares for Basic Earnings Per Share	64,025	63,190	63,623	63,197
Dilutive Effect of Stock Options	553	297	483	61
Shares for Diluted Earnings Per Share	64,578	63,487	64,106	63,258

For the quarters ended October 3, 2010, and October 4, 2009, options to purchase 389,000 and 292,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.  For the nine-month periods ended October 3, 2010 and October 4, 2009, options to purchase 404,000 and 1,358,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as their impact would be anti-dilutive.

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

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Three Months Ended October 3, 2010
Net Sales	$226,513	$26,211	$252,724
Depreciation and Amortization	4,251	538	4,789
Operating Income	29,450	45	29,495

Three Months Ended October 4, 2009
Net Sales	$194,107	$24,257	$218,364
Depreciation and Amortization	4,534	586	5,120
Operating Income (Loss)	20,292	(1,024)	19,268

	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Nine Months Ended October 3, 2010
Net Sales	$623,215	$73,287	$696,502
Depreciation and Amortization	12,668	1,660	14,328
Operating Income (Loss)	72,004	(2,511)	69,493

Nine Months Ended October 4, 2009
Net Sales	$557,127	$71,842	$628,969
Depreciation and Amortization	13,153	1,847	15,000
Operating Income (Loss)	44,442	(5,981)	38,461

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Oct. 4, 2009	Oct. 3, 2010	Oct. 4, 2009
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$4,789	$5,120	$14,328	$15,000
Corporate depreciation and amortization	1,562	1,691	4,925	3,856
Reported depreciation and amortization	$6,351	$6,811	$19,253	$18,856

OPERATING INCOME
Total segment operating income	$29,495	$19,268	$69,493	$38,461
Corporate income, expenses and other reconciling amounts	(1,456)	(343)	(6,233)	4,403
Reported operating income	$28,039	$18,925	$63,260	$42,864

	Oct. 3, 2010	Jan. 3, 2010
ASSETS	(In thousands)
Total segment assets	$605,210	$561,948
Discontinued operations	1,500	1,500
Corporate assets and eliminations	124,219	163,791
Reported total assets	$730,929	$727,239

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

The Company may redeem all or a part of the Senior Secured Notes from time to time at a price equal to 100% of the principal amount plus a make-whole premium.  Prior to May 1, 2012, the Company may redeem up to 35% of the Senior Secured Notes with cash proceeds from specified equity offerings at a price equal to 111.375% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.  As of October 3, 2010, the balance of the Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $146.1 million.  The estimated fair value of the Senior Secured Notes as of October 3, 2010, based on then current market prices, was $171.8 million.

10.375% Senior Notes

On February 1, 2010, the Company repaid the remaining balance of $14.6 million of these notes at maturity.

9.5% Senior Subordinated Notes

As of October 3, 2010, the Company had outstanding $110.0 million in 9.5% Senior Subordinated Notes due 2014.  The estimated fair value of the 9.5% Senior Subordinated Notes as of October 3, 2010, based on then current market prices, was $113.3 million.  During the first quarter of 2010, the Company redeemed $25.0 million aggregate principal amount of these notes at a price equal to 103.167% of the face value of the notes.  Accordingly, the premium paid in connection with this redemption was approximately $0.8 million.  In addition, the Company wrote off the portion of the unamortized debt issuance costs related to the redeemed bonds, an amount equal to $0.3 million.  These expenses are contained in the “Bond Retirement Expenses” line item in our consolidated condensed statements of operations.

Tender Offer

On November 3, 2010, the Company announced the commencement of a tender offer relating to all of its outstanding Senior Secured Notes and Senior Subordinated Notes and a solicitation of consents from the holders of the notes to amend the indentures governing the notes.  The tender offer is scheduled to expire at 11:59 P.M., Eastern Time, on December 2, 2010, unless extended or earlier terminated, and the consent solicitation is scheduled to expire at 5:00 P.M., Eastern Time, on November 17, 2010, unless extended or earlier terminated.

Credit Facilities

The Company maintains a domestic revolving credit agreement (the “Facility”) that provides a maximum aggregate amount of $100 million of loans and letters of credit available to us at any one time (subject to a borrowing base) with an option for us to increase that maximum aggregate amount to $150 million (upon the satisfaction of certain conditions, and subject to a borrowing base).  The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.  As of October 3, 2010, there were zero borrowings and $8.1 million in letters of credit outstanding under the Facility.  As of October 3, 2010, the Company could have incurred $62.6 million of additional borrowings under the Facility.

Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with ABN AMRO Bank N.V.  Under this Credit Agreement, ABN AMRO provides a credit facility, until further notice, for borrowings and bank guarantees in varying aggregate amounts over time.  As of October 3, 2010, there were no borrowings outstanding under this facility, and the Company could have incurred €20 million (approximately $27.3 million) of additional borrowings under the facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $11.4 million of lines of credit available.  As of October 3, 2010, there were no borrowings outstanding under these lines of credit.

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

During the first nine months of 2010 and 2009, the Company recognized stock option compensation costs of $1.1 million and $1.0 million, respectively.  In the third quarters of 2010 and 2009, the Company recognized stock option compensation costs of $0.4 million and $0.4 million, respectively. The remaining unrecognized compensation cost related to unvested stock option awards at October 3, 2010, approximated $1.6 million, and the weighted average period of time over which this cost will be recognized is approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first nine months of fiscal years 2010 and 2009:

	Nine Months Ended Oct. 3, 2010	Nine Months Ended Oct. 4, 2009
Risk free interest rate	2.09%	1.6%
Expected life	5.5 years	5.5 years
Expected volatility	61%	61%
Expected dividend yield	0.3%	2.6%

The weighted average grant date fair value of stock options granted during the first nine months of fiscal 2010 was $6.79 per share.

The following table summarizes stock options outstanding as of October 3, 2010, as well as activity during the nine months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2010	1,576,000	$5.75
Granted	239,000	12.43
Exercised	437,000	4.43
Forfeited or canceled	32,500	6.29
Outstanding at October 3, 2010	1,345,500	$7.19

Exercisable at October 3, 2010	592,000	$7.95

At October 3, 2010, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $10.0 million and $4.0 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first nine months of fiscal years 2010 and 2009 are provided in the following table:

	Nine Months Ended
	Oct. 3, 2010	Oct. 4, 2009
	(In millions)
Proceeds from stock options exercised	$1.8	$0.1
Intrinsic value of stock options exercised	$3.9	$0.2

For the nine months ended October 3, 2010 and October 4, 2009, the Company recognized a tax benefit with regard to stock options of $0.2 million and $0.2 million, respectively.

Restricted Stock Awards

During the nine months ended October 3, 2010, and October 4, 2009, the Company granted restricted stock awards for 529,000 and 27,000 shares, respectively, of Class B common stock.  These awards (or a portion thereof) vest with respect to each recipient over a two to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $1.9 million and $1.5 million for the nine months ended October 3, 2010, and October 4, 2009, respectively.  Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of October 3, 2010, and during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2010	1,394,000	$13.04
Granted	529,000	12.22
Vested	183,000	7.67
Forfeited or canceled	--	--
Outstanding at October 3, 2010	1,740,000	$12.22

As of October 3, 2010, the unrecognized total compensation cost related to unvested restricted stock was $13.8 million.  That cost is expected to be recognized by the end of 2015.

For the nine months ended October 3, 2010 and October 4, 2009, the Company recognized a tax benefit with regard to restricted stock of $0.5 million and $0.1 million, respectively.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended October 3, 2010, and October 4, 2009, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	Oct. 3, 2010	Oct. 4, 2009	Oct. 3, 2010	Oct. 4, 2009
	(In thousands)		(In thousands)
Service cost	$88	$584	$266	$1,655
Interest cost	2,715	2,786	8,094	7,921
Expected return on assets	(2,772)	(2,685)	(8,264)	(7,642)
Amortization of prior service costs	22	22	66	62
Recognized net actuarial (gains)/losses	413	466	1,226	1,326
Net periodic benefit cost	$466	$1,173	$1,388	$3,322

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	Oct. 3, 2010	Oct. 4, 2009	Oct. 3, 2010	Oct. 4, 2009
	(In thousands)		(In thousands)
Service cost	$86	$81	$257	$243
Interest cost	280	271	841	812
Amortization of transition obligation	55	55	164	164
Amortization of prior service cost	12	12	36	36
Amortization of loss	68	70	205	209
Net periodic benefit cost	$501	$489	$1,503	$1,464

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2010	Balance at Oct. 3, 2010
	(In thousands)
Workforce reduction	$3,131	$1,859	$1,272

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$2,951	$180	$--	$3,131
Cumulative amounts incurred to date	1,679	180	--	1,859
Total amounts incurred in the nine-month period ended October 3, 2010	1,679	180	--	1,859

2009 Restructuring Plan

In the first quarter of 2009, the Company adopted a restructuring plan, primarily comprised of a further reduction in the Company’s worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for its products on a global level.  In connection with the plan, the Company recorded a pre-tax restructuring charge of $5.7 million, comprised of $4.0 million of employee severance expense and $1.7 million of other exit costs (primarily costs to exit the Canadian manufacturing facilities, lease exit costs and other costs).  Approximately $5.2 million of the restructuring charge involves cash expenditures, primarily severance expense.  In the second quarter of 2009, the Company recorded an additional $1.9 million restructuring charge as a continuation of this plan.  The charge in the second quarter of 2009 was due to approximately 80 additional employee reductions, and related entirely to employee severance expense.

A summary of these restructuring activities is presented below:

	Total Restructuring Charges	Costs Incurred in 2009	Costs Incurred In 2010	Balance at Oct. 3, 2010
	(In thousands)
Facilities consolidation	$970	$970	$--	$--
Workforce reduction	5,873	3,920	1,671	282
Other charges	784	784	--	--
	$7,627	$5,674	$1,671	$282

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)
Total amounts expected to be incurred	$6,865	$762	$--	$7,627
Cumulative amounts incurred to date	6,583	762	--	7,345
Total amounts incurred in the nine-month period ended October 3, 2010	1,671	--	--	1,671

NOTE 9 – DISCONTINUED OPERATIONS

In 2007, the Company sold its Fabrics Group business segment.  All activity related to this business has been included in discontinued operations.  Assets and liabilities of this business segment have been reported in assets and liabilities held for sale for all reported periods.

Summary operating results for the above-described discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Oct. 4, 2009	Oct. 3, 2010	Oct. 4, 2009
	(In thousands)		(In thousands)
Net sales	$--	$--	$ --	$--
Loss on operations before taxes on income	--	--	--	(1,000)
Tax benefit	--	--	--	350
Loss on operations, net of tax	--	--	--	(650)

The loss on operations for the nine months ended October 4, 2009 reflects charges taken to reduce the carrying value of long-lived assets to their approximate fair market value.

Assets and liabilities, including reserves, related to the above-described discontinued operations that were held for sale consist of the following:

	Oct. 3, 2010	Jan. 3, 2010
(In thousands)
Current assets	$--	$--
Property and equipment	1,500	1,500
Other assets	--	--
Current liabilities	--	--
Other liabilities	--	--

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $21.2 million and $27.9 million for the nine months ended October 3, 2010, and October 4, 2009, respectively.  Income tax payments amounted to $10.8 million and $14.4 million for the nine months ended October 3, 2010, and October 4, 2009, respectively.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to require additional fair value related disclosures.  It also clarified existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques.  This new guidance was effective for the first reporting period beginning after December 15, 2009 except for certain disclosure requirements effective for the first reporting period beginning after December 15, 2010.  The adoption of this standard did not have any significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables.  Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  In the absence of vendor-specific objective evidence or third party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices.  In addition, the new standard eliminates the use of the residual method of allocation.  The standard will be effective for the Company in the first quarter of 2011.  Early adoption is permitted.  The Company is currently evaluating the impact, if any, that the adoption of this standard may have on its consolidated financial statements.

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

NOTE 12 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement.  In the first nine months of 2010, the Company increased its liability for unrecognized tax benefits by $0.3 million.  As of October 3, 2010, the Company had approximately $9.9 million accrued for unrecognized tax benefits.

NOTE 13 – DIVIDEND TO NON-CONTROLLING INTEREST PARTNER

In the third quarter of 2010, the Company’s Thailand manufacturing joint venture paid dividends on a pro rata basis to its shareholders, including a dividend to the non-controlling interest partner in the joint venture.  All operations, assets and liabilities of this joint venture are currently and have been previously consolidated by the Company.  The dividend paid to the non-controlling interest partner was $7.9 million and had the effect of lowering the non-controlling interest in subsidiary balance as presented in the Company’s balance sheet.

On November 3, 2010, the Company purchased the shares of the Thailand manufacturing joint venture that were held by the non-controlling interest partner for approximately $4.3 million.  After this purchase, the Company now owns all of the shares of the Thailand venture.

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 3, 2010

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)

Net sales	$448,398	$351,527	$--	$(103,423)	$696,502
Cost of sales	332,637	224,300	--	(103,423)	453,514
Gross profit on sales	115,761	127,227	--	--	242,988
Selling, general and administrative expenses	74,812	82,795	18,990	--	176,597
Restructuring charges	418	2,713	--	--	3,131
Operating income (loss)	40,531	41,719	(18,990)	--	63,260
Interest/Other expense	18,726	8,059	(431)	--	26,354
Bond retirement expenses	--	--	1,085	--	1,085
Income (loss) before taxes on income and equity in income of subsidiaries	21,805	33,660	(19,644)	--	35,821
Income tax expense (benefit)	8,559	13,069	(8,263)	--	13,365
Equity in income (loss) of subsidiaries	--	--	32,961	(32,961)	--
Income (loss) from continuing operations	13,246	20,591	21,580	(32,961)	22,456
Loss on discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	13,246	20,591	21,580	(32,961)	22,456
Income attributable to non-controlling interest in subsidiary	--	(876)	--	--	(876)
Net income (loss) attributable to Interface, Inc.	$13,246	$19,715	$21,580	$(32,961)	$21,580

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 3, 2010

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)

Net sales	$174,146	$120,587	$--	$(42,009)	$252,724
Cost of sales	128,177	77,076	--	(42,009)	163,244
Gross profit on sales	45,969	43,511	--	--	89,480
Selling, general and administrative expenses	26,707	28,926	5,808	--	61,441
Restructuring charges	--	--	--	--	--
Operating income (loss)	19,262	14,585	(5,808)	--	28,039
Interest/Other expense	7,186	3,572	(1,886)	--	8,872
Income (loss) before taxes on income and equity in income of subsidiaries	12,076	11,013	(3,922)	--	19,167
Income tax expense (benefit)	4,360	3,881	(1,416)	--	6,825
Equity in income (loss) of subsidiaries	--	--	14,584	(14,584)	--
Income (loss) from continuing operations	7,716	7,132	12,078	(14,584)	12,342
Loss on discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	7,716	7,132	12,078	(14,584)	12,342
Income attributable to non-controlling interest in subsidiary	--	(264)	--	--	(264)
Net income (loss) attributable to Interface, Inc.	$7,716	$6,868	$12,078	$(14,584)	$12,078

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 3, 2010

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$234	$48,489	$32,131	$--	$80,854
Accounts receivable	63,900	75,537	1,322	--	140,759
Inventories	66,816	66,958	--	--	133,774
Prepaids and deferred income taxes	8,695	17,304	7,903	--	33,902
Assets of business held for sale	--	1,500	--	--	1,500
Total current assets	139,645	209,788	41,356	--	390,789
Property and equipment less accumulated depreciation	75,169	85,645	5,279	--	166,093
Investment in subsidiaries	289,057	195,828	46,657	(531,542)	--
Goodwill	6,954	69,997	--	--	76,951
Other assets	8,576	13,145	75,375	--	97,096
	$519,401	$574,403	$168,667	$(531,542)	$730,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$53,200	$88,358	$18,653	$--	$160,211
Senior secured notes and senior subordinated notes	--	--	256,127	--	256,127
Deferred income taxes	1,615	10,455	(4,991)	--	7,079
Other	2,204	10,558	28,340	--	41,102
Total liabilities	57,019	109,371	298,129	--	464,519

Common stock	94,145	102,199	6,423	(196,344)	6,423
Additional paid-in capital	249,302	12,525	348,580	(261,827)	348,580
Retained earnings (deficit)	120,396	392,613	(475,933)	(72,263)	(35,187)
Foreign currency translation adjustment	(1,461)	(16,161)	(5,577)	(1,108)	(24,307)
Pension liability	--	(29,276)	(2,955)	--	(32,231)
Non-controlling interest in subsidiary	--	3,132	--	--	3,132
	$519,401	$574,403	$168,667	$(531,542)	$730,929

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS
ENDED OCTOBER 3, 2010

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(IN THOUSANDS)
Net cash provided by (used in) operating activities	$20,008	$17,322	$(9,290)	$3,564	$31,604
Cash flows from investing activities:
Purchase of plant and equipment	(7,950)	(8,808)	(1,685)	--	(18,443)
Other	(98)	(61)	(1,657)	--	(1,816)
Net cash used for investing activities	(8,048)	(8,869)	(3,342)	--	(20,259)
Cash flows from financing activities:
Repurchase of Senior and Senior Subordinated Notes	--	--	(39,586)	--	(39,586)
Other	(12,275)	4,812	11,027	(3,564)	--
Proceeds from issuance of common stock	--	--	1,803	--	1,803
Premiums paid to repurchase Senior and Senior Subordinated Notes	--	--	(792)	--	(792)
Dividends paid to Interface, Inc. shareholders	--	--	(1,435)	--	(1,435)
Dividends paid to joint venture partner	--	(7,904)	--	--	(7,904)
Net cash used in financing activities	(12,275)	(3,092)	(28,983)	(3,564)	(47,914)
Effect of exchange rate change on cash	4	2,056	--	--	2,060
Net increase (decrease) in cash	(311)	7,417	(41,615)	--	(34,509)
Cash at beginning of period	545	41,072	73,746	--	115,363
Cash at end of period	$234	$48,489	$32,131	$--	$80,854

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, under Item 7 of that Form 10-K.  Our discussions here focus on our results during the quarter and nine months ended, or as of, October 3, 2010, and the comparable periods of 2009 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time.  These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

Partial Redemption of 9.5% Senior Subordinated Notes due 2014

In the first quarter of 2010, we redeemed $25 million aggregate principal amount of our 9.5% Senior Subordinated Notes (the “Senior Subordinated Notes”) at a price equal to 103.167% of the face value of the notes, plus accrued interest to the redemption date.

Tender Offer

On November 3, 2010, we announced the commencement of a tender offer relating to all of our outstanding Senior Secured Notes and Senior Subordinated Notes and a solicitation of consents from the holders of the notes to amend the indentures governing the notes.  The tender offer is scheduled to expire at 11:59 P.M., Eastern Time, on December 2, 2010, unless extended or earlier terminated, and the consent solicitation is scheduled to expire at 5:00 P.M., Eastern Time, on November 17, 2010, unless extended or earlier terminated.

Restructuring Plans

2010 Restructuring Plan

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

Our discontinued operations had no net sales and a loss of $0.7 million in the nine-month period ended October 4, 2009 (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”).  Our discontinued operations had no net sales or income or loss in the three-month and nine-month periods ended October 3, 2010.

General

During the quarter ended October 3, 2010, we had net sales of $252.7 million, compared with net sales of $218.4 million in the third quarter last year.  Fluctuations in currency exchange rates negatively impacted 2010 third quarter sales by 1% (approximately $2.5 million), compared with the prior year period.  During the first nine months of fiscal 2010, we had net sales of $696.5 million, compared with net sales of $629.0 million in the first nine months of last year.  Fluctuations in currency exchange rates positively impacted sales in the first nine months of 2010 by 2% (approximately $11 million), compared with the prior year period.

Included in our results for the nine months ended October 3, 2010 is $1.1 million of bond retirement expenses (comprised of $0.8 million of premiums and $0.3 million of write-offs of unamortized debt issuance costs) related to the partial redemption of our 9.5% Senior Subordinated Notes discussed above.  Also included in the nine-month period ended October 3, 2010 is $3.1 million of restructuring charges, as described above.

Included in our results for the nine-month period ended October 4, 2009 is $6.1 million of costs related to the tender offer for our 10.375% Senior Notes in the second quarter of 2009.  In addition, this nine-month period also includes income of $5.9 million related to settlements of litigation.

During the third quarter of 2010, we had net income attributable to Interface, Inc. of $12.1 million, or $0.19 per diluted share, compared with net income attributable to Interface, Inc. of $5.5 million, or $0.9 per diluted share, in the third quarter last year.  Income from continuing operations in the third quarter of 2010 was $12.3 million, or $0.19 per diluted share, compared with income from continuing operations of $5.7 million, or $0.09 per diluted share, in the third quarter of 2009.

During the nine months ended October 3, 2010, we had net income attributable to Interface, Inc. of $21.6 million, or $0.34 per diluted share, compared with net income attributable to Interface, Inc. of $5.0 million, or $0.08 per diluted share, in the first nine months of last year.  Income from continuing operations was $22.5 million, or $0.34 per diluted share, in the nine months ended October 3, 2010, compared with income from continuing operations of $6.1 million, or $0.09 per diluted share, in the first nine months of 2009.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended October 3, 2010, and October 4, 2009, respectively:

	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Oct. 4, 2009	Oct. 3, 2010	Oct. 4, 2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	66.8	65.1	67.5
Gross profit on sales	35.4	33.2	34.9	32.5
Selling, general and administrative expenses	24.3	24.5	25.4	25.5
Income from litigation settlements	--	--	--	(0.9)
Restructuring charge	--	--	0.4	1.2
Operating income	11.1	8.7	9.1	6.8
Bond retirement expenses	--	--	0.2	1.0
Interest/Other expenses	3.5	4.4	3.8	4.0
Income from continuing operations before tax expense	7.6	4.2	5.1	1.9
Income tax expense	2.7	1.6	1.9	0.9
Income from continuing operations	4.9	2.6	3.2	1.0
Discontinued operations, net of tax	--	--	--	0.1
Net income	4.9	2.6	3.2	0.9
Net income attributable to Interface, Inc.	4.8	2.5	3.1	0.8

Below we provide information regarding net sales for each of our operating segments, and analyze those results for the three-month and nine-month periods ended October 3, 2010, and October 4, 2009, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our company as a whole were as follows for the three-month and nine-month periods ended October 3, 2010, and October 4, 2009, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	Oct. 3, 2010	Oct. 4, 2009	Change
	(In thousands)
Modular Carpet	$226,513	$194,107	16.7%
Bentley Prince Street	26,211	24,257	8.1%
Total	$252,724	$218,364	15.7%

	Nine Months Ended		Percentage
Net Sales By Segment	Oct. 3, 2010	Oct. 4, 2009	Change
	(In thousands)
Modular Carpet	$623,215	$557,127	11.9%
Bentley Prince Street	73,287	71,842	2.0%
Total	$696,502	$628,969	10.7%

Modular Carpet Segment.  For the quarter ended October 3, 2010, net sales for the Modular Carpet segment increased $32.4 million (16.7%) versus the comparable period in 2009.  On a geographic basis, we experienced increases in net sales in the Americas, Europe and Asia-Pacific (up 12%, 11% and 49%, respectively) for the quarter ended October 3, 2010, versus the comparable period in 2009.  (The sales increase in Europe in local currency was 22%.)  These increases are primarily attributable to the improving economic climates in those regions.  Sales growth in the Americas is attributable to the improving corporate office market segment (up 29%) as well as the success of our end market diversification strategy.  With the exception of retail market segment (down 20%), all non-office markets in the Americas saw growth in the quarter.  The sales increase in Europe was led by the corporate office (up 13% in U.S. dollars and 25% in local currency) and government (up 10% in U.S. dollars and 22% in local currency) market segments.  These increases in Europe were offset somewhat by a decline in the healthcare market segment (down 47% in U.S. dollars and 42% in local currency).  The sales growth in Asia-Pacific was due primarily to the strength in the corporate office market (up 38%) and education market segment (up over 100%).  With the exception of the hospitality market segment (down 22%), all Asia-Pacific market segments saw increases in the period.

Our new modular carpet plant in China is currently under construction and we expect it to become fully operational during the fourth quarter of 2010.

For the nine months ended October 3, 2010, net sales for the Modular Carpet segment increased $66.1 million (11.9%) versus the comparable period in 2009. On a geographic basis, we experienced increases in net sales in the Americas, Europe and Asia-Pacific (up 10%, 1% and 51%, respectively) for the nine months ended October 3, 2010, versus the comparable period in 2009.  (The sales increase in Europe in local currency was 5%.)  These increases are primarily attributable to the improving economic climates in those regions.  Sales growth in the Americas is due to the continued recovery in the corporate office market (up 24%) as well as increases in the education (up 4%) and hospitality (up 21%) market segments.  These increases were somewhat offset by a decline in the retail market segment (down 8%).  The sales increase in Europe was led by the corporate office (up 1% in U.S. dollars and 5% in local currency), retail (up 19% in U.S. dollars and 25% in local currency) and hospitality (up 18% in U.S. dollars and 22% in local currency) market segments.  These increases were mitigated by declines in the government (down 3% in U.S. dollars, up 2% in local currency) and healthcare (down 34% in U.S. dollars and 31% in local currency) market segments.  The sales growth in Asia-Pacific was across all market segments.

Bentley Prince Street Segment.  In our Bentley Prince Street segment, net sales for the quarter ended October 3, 2010 increased $2.0 million (8.1%) versus the comparable period in 2009.  The increase was due to the strength of the corporate office (up 12%) and government (up 27%) market segments.  These increases were somewhat offset by declines in the healthcare (down 51%) and residential (down 30%) market segments.

For the nine months ended October 3, 2010, net sales for the Bentley Prince Street segment increased $1.4 million (2.0%) versus the comparable period in 2009.  During this period, Bentley Prince Street saw increases in the government (up 41%) and corporate office (up 6%) market segments and decreases in the healthcare (down 30%) and residential (down 58%) market segments.

Costs and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 3, 2010, and October 4, 2009, respectively:

	Three Months Ended		Percentage
Cost and Expenses	Oct. 3, 2010	Oct. 4, 2009	Change
	(In thousands)
Cost of sales	$163,244	$145,952	11.8%
Selling, general and administrative expenses	61,441	53,487	14.9%
Total	$224,685	$199,439	12.7%

	Nine Months Ended		Percentage
Cost and Expenses	Oct. 3, 2010	Oct. 4, 2009	Change
	(In thousands)
Cost of sales	$453,514	$424,282	6.9%
Selling, general and administrative expenses	176,597	160,122	10.3%
Total	$630,111	$584,404	7.8%

For the quarter ended October 3, 2010, our cost of sales increased $17.3 million (11.8%) versus the comparable period in 2009.  This comparison includes a negative impact of approximately $1 million (1%) due to fluctuations in currency exchange rates.  The primary components of the $17.3 million increase in cost of sales were increases in raw material costs (approximately $11.5 million) and labor costs (approximately $1.7 million) associated with higher production and sales volumes in the third quarter of 2010 compared with the prior year period.  Our raw material prices in the third quarter of 2010 were approximately 3-4% higher than raw material prices in the third quarter of 2009.  As a percentage of net sales, cost of sales decreased to 64.6% for the quarter ended October 3, 2010, versus 66.8% in the comparable period in 2009.  The percentage decrease was primarily due to improved manufacturing efficiencies in both our Modular Carpet and Bentley Prince Street business segments.  The improved manufacturing efficiencies are largely a result of the increase in sales volume as well as our continued focus on cost control across our business.

For the nine months ended October 3, 2010, our cost of sales increased $29.2 million (6.9%) versus the comparable period in 2009.  Fluctuations in currency exchange rates accounted for approximately $8 million (2%) of the increase.  The primary components of the $29.2 million increase in cost of sales were increases in raw material costs (approximately $19.5 million) and labor costs (approximately $2.9 million) associated with higher production and sales volumes in the first nine months of 2010.  Our raw material prices in the first nine months of 2010 were approximately 3-4% higher than raw material prices in the first nine months of 2009.  As a percentage of net sales, cost of sales decreased to 65.1% for the nine-month period ended October 3, 2010, versus 67.5% in the comparable period in 2009.  The percentage decrease was primarily due to improved manufacturing efficiencies in both our Modular Carpet and Bentley Prince Street business segments.  The improved manufacturing efficiencies are largely a result of the increase in sales volume, coupled with the full realization of our restructuring plans implemented during early 2009.

For the quarter ended October 3, 2010, our selling, general and administrative expenses increased $8.0 million (14.9%) versus the comparable period in 2009.  This comparison includes a negative impact of approximately $1 million (2%) due to fluctuations in currency exchange rates.  The primary components of the $8.0 million increase in selling, general and administrative expenses were (1) a $2.9 million increase in incentive compensation due to the attainment of performance goals in the third quarter of 2010, (2) a $2.3 million increase in selling expenses commensurate with the increase in sales volume as well as investments in our sales strategy and personnel, and (3) a $3.3 million increase in marketing expenses as we continue to invest in our end market diversification strategy.  Due to increased sales volume, as a percentage of net sales, selling, general and administrative expenses decreased slightly to 24.3% for the quarter ended October 3, 2010, versus 24.5% for the comparable period in 2009.

For the nine months ended October 3, 2010, our selling, general and administrative expenses increased $16.5 million (10.3%) versus the comparable period in 2009.  Fluctuations in currency exchange rates accounted for approximately $2 million (1%) of the increase.  The primary components of the $16.5 million increase in selling, general and administrative expenses were (1) a $7.8 million increase in incentive compensation due the attainment of performance goals in the first nine months of 2010, (2) a $6.7 million increase in marketing expenses, due to the continued investment in our end market diversification strategy and (3) a $4.0 million increase in selling expenses, commensurate with the increase in sales volume as well as investments in our sales strategy and personnel.  As a percentage of net sales, selling, general, and administrative expenses stayed relatively consistent (25.4% in the first nine months of 2010 versus 25.5% in the first nine months of 2009) year-over-year.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	Oct. 3, 2010	Oct. 4, 2009	Change
	(In thousands)
Modular Carpet	$197,063	$173,815	13.4%
Bentley Prince Street	26,166	25,281	3.5%
Corporate Expenses and Eliminations	1,456	343	324.5%
Total	$224,685	$199,439	12.7%

Cost of Sales and Selling, General and	Nine Months Ended		Percentage
Administrative Expenses (Combined)	Oct. 3, 2010	Oct. 4, 2009	Change
	(In thousands)
Modular Carpet	$548,278	$505,819	8.4%
Bentley Prince Street	75,600	77,061	(1.9%)
Corporate Expenses and Eliminations	6,233	1,524	309.0%
Total	$630,111	$584,404	7.8%

Interest Expenses

For the three-month period ended October 3, 2010, interest expense decreased $1.1 million to $8.4 million versus $9.5 million in the comparable period in 2009.  This decrease is due to lower debt levels in the third quarter of 2010 versus 2009, because in the first quarter of 2010 we repaid the remaining $14.6 million of Senior Notes due 2010 and redeemed $25.0 million of our Senior Subordinated Notes due 2014.  For the nine-month period ended October 3, 2010, interest expense increased $0.4 million to $25.3 million versus $24.9 million in the comparable period in 2009.  This increase was due primarily to our issuance of $150 million aggregate principle amount of 11 3/8% Senior Secured Notes in June of 2009.  These notes, which were issued at a discount to their face value, carry a higher principal balance and rate of interest than the $127.2 million aggregate principal amount of 10.375% Senior Notes that were repaid with the issuance net proceeds.  Another factor in each of these increases was the amortization of the deferred debt costs associated with the Senior Secured Notes.  As discussed above, due to the $39.6 million reduction of debt in the first quarter of 2010, the increase in interest expense for the nine months ended October 3, 2010 was less pronounced than in previous periods of 2010.

Liquidity and Capital Resources

General

At October 3, 2010, we had $80.9 million in cash.  At that date, we had no borrowings and $8.1 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility.  As of October 3, 2010, we could have incurred $62.6 million of additional borrowings under our domestic revolving credit facility and €20.0 million (approximately $27.3 million) of additional borrowings under our European credit facility.  In addition, we could have incurred an additional $11.4 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

  Analysis of Cash Flows

Our primary sources of cash during the nine-month period ended October 3, 2010, were  (1) $27.2 million due to an increase in accounts payable and accrued expenses, and (2) $1.8 million of cash received as a result of exercises of employee stock options.  Our primary uses of cash during this period were (1)  $25.8 million to redeem an aggregate principal amount of $25.0 million of our 9.5% Senior Subordinated Notes due 2014, (2) $20.5 million due to increased inventory levels, (3) $18.4 million for capital expenditures, (4) $14.6 million to pay at maturity the remaining balance of our 10.375% Senior Notes due 2010, and (5) $7.9 million for the payment of a dividend to the joint venture partner of our Thailand manufacturing joint venture.

On October 28, 2010, we announced an increase in our regular quarterly cash dividend from $0.01 per share to $0.02 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, under Item 7A of that Form 10-K.  Our discussion here focuses on the period ended October 3, 2010, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K.  This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At October 3, 2010, we recognized a $0.3 million decrease in our foreign currency translation adjustment account compared with January 3, 2010, primarily because of the strengthening of the U.S. dollar against the euro over the nine-month period.  This effect of the strengthening of the U.S. dollar versus the Euro was partially offset by the weakening of the U.S. dollar against the Australian dollar and Canadian dollar.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at October 3, 2010. The values that result from these computations are compared with the market values of these financial instruments at October 3, 2010. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of October 3, 2010, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $7.1 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $7.4 million.

As of October 3, 2010, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $11.4 million or an increase in the fair value of our financial instruments of $9.3 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the third quarter of 2010.  For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2009.

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

INTERFACE, INC.

Date: November 10, 2010	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.