Form 10-K
period 2011-01-02
INTERFACE INC
filed 2011-03-17
CIK 715787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 2, 2010 (assuming conversion of Class B Common Stock into Class A Common Stock): $607,508,423 (57,747,949 shares valued at the last sales price of $10.52 on July 2, 2010). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of March 1, 2011:

Class	Number of Shares

Class A Common Stock, $0.10 par value per share	57,663,035
Class B Common Stock, $0.10 par value per share	8,298,433

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Introduction and General

We are a worldwide leader in design, production and sales of modular carpet, and a manufacturer, marketer and servicer of select other floorcovering products for the commercial, institutional and residential markets. In recent years, modular carpet sales growth in the floorcovering industry has significantly outpaced the growth of the overall industry, as architects, designers and end users increasingly recognized the unique and superior attributes of modular carpet, including its dynamic design capabilities, greater economic value (which includes lower costs as a result of reduced waste in both installation and replacement), and installation ease and speed. Our Modular Carpet segment sales, which do not include modular carpet sales in our Bentley Prince Street segment, grew from $763.7 million to $862.3 million during the 2006 to 2010 period, representing a 3% compound annual growth rate.

As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet in over 110 countries under established brand names such as InterfaceFLOR®, Heuga®, Bentley Prince Street® and FLOR®. In broadloom carpet, our Bentley Prince Street brand also is a leader in the high-end, designer-oriented sector of the market, where custom design and high quality are the principal specifying and purchasing factors. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 56%, 28% and 16%, respectively, for fiscal year 2010.

Capitalizing on our leadership in modular carpet for the corporate office segment, we are executing a market diversification strategy to increase our presence and market share for modular carpet in non-corporate office market segments, such as government, education, healthcare, hospitality and retail space, which combined are almost twice the size of the approximately $1 billion U.S. corporate office segment. Our diversification strategy also targets the approximately $11 billion U.S. residential market segment for carpet. As a result of our efforts, our mix of corporate office versus non-corporate office modular carpet sales in the Americas was 44% and 56%, respectively, for 2010. Company-wide, our mix of corporate office versus non-corporate office sales was 56% and 44%, respectively, in 2010. We believe the appeal and utilization of modular carpet is growing in each of these non-corporate office segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these segments around the world.

In the fourth quarter of 2008, and particularly in November and December, the worldwide financial and credit crisis caused many corporations, governments and other organizations to delay or curtail spending on renovation and construction projects where our carpet is used. This downturn negatively impacted our performance. In the fourth quarter of 2008, we announced a restructuring plan pursuant to which we ceased manufacturing operations at our facility in Canada and reduced our worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration. In the first and second quarters of 2009, we announced further restructuring plans to further align our cost structure with market demand for our products, resulting in the reduction of an additional 370 employees worldwide. The employee reductions amounted to about 23% of our worldwide workforce. These plans reduced costs across our worldwide operations, and more closely aligned our operations with the decreased demand levels that we began experiencing in the fourth quarter of 2008. Demand levels substantially recovered in 2010.

In the first quarter of 2010, we adopted a new restructuring plan primarily related to workforce reduction in our European modular carpet operations. This reduction was in response to the continued challenging economic climate in that region. Actions and expenses related to this plan were substantially completed in the first quarter of 2010.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment.  We are the world’s leading manufacturer of carpet tile. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users have become more familiar with its unique attributes. We continue to drive this trend with our product innovations and designs discussed below. According to the 2010 Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was ranked as the number one “hot product” for the ninth consecutive year. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership.  Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace. Our established brand names in carpets are leaders in the industry and have consistently ranked highly in the annual Floor Focus survey categories of quality, performance, value, service and design. On the international front, InterfaceFLOR and Heuga are well-recognized brand names in carpet tiles for commercial, institutional and residential use. More generally, as the appeal and utilization of modular carpet continues to expand into market segments such as education, hospitality and retail space, our reputation as the pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets.

Innovative Product Design and Development Capabilities.  Our product design and development capabilities have long given us a significant competitive advantage, and they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our best design innovations is our i2tm modular product line, which includes our popular Entropy® product for which we received a patent in 2005 on the key elements of its design. The i2 line introduced and features mergeable dye lots, and includes carpet tile products designed to be installed randomly without reference to the orientation of neighboring tiles. The i2 line offers cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. Our i2 line of products, which now comprises approximately 40% of our total U.S. modular carpet business, represents a differentiated category of smart, environmentally sensitive and stylish modular carpet, and Entropy has been the fastest growing product in our history. The award-winning design firm David Oakey Designs had a pivotal role in developing our i2 product line, and our long-standing exclusive relationship with David Oakey Designs remains vibrant and augments our internal research, development and design staff. Another recent innovation is our patented TacTiles® carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles, thus eliminating the need for traditional carpet adhesive and resulting in a reduction in installation time and waste materials.

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

Recognized Global Leadership in Ecological Sustainability.  Our long-standing goal and commitment to be ecologically “sustainable” — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — has emerged as a competitive strength for our business and remains a strategic initiative. It now includes Mission Zero®, our global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us with a differentiating advantage in competing for business among architects, designers and end users of our products, who increasingly make purchase decisions based on “green” factors. The 2010 Floor Focus survey, which named our InterfaceFLOR business the top among “Green Leaders” and gave us the top honors for “Green Kudos”, found that 62% of the designers surveyed consider sustainability an added benefit and 30% consider it a “make or break” issue when deciding what products to recommend or purchase.

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

Experienced and Motivated Management and Sales Force.  An important component of our competitive position is the quality of our management team and its commitment to developing and maintaining an engaged and accountable workforce. Our team is highly skilled and dedicated to guiding our overall growth and expansion into our targeted market segments, while maintaining our leadership in traditional markets and our high contribution margins. We utilize an internal marketing and predominantly commissioned sales force of approximately 700 experienced personnel, stationed at over 70 locations in over 30 countries, to market our products and services in person to our customers. Our incentive compensation and our sales and marketing training programs are tailored to promote performance and facilitate leadership by our executives both in strategic areas as well as the company as a whole.

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

Continue to Penetrate Non-Corporate Office Market Segments.  We will continue our strategic focus on product design and marketing and sales efforts for non-corporate office market segments such as government, education, healthcare, hospitality, retail and residential space. We began this initiative as part of our market diversification strategy in 2001 (when our initial objective was reducing our exposure to the more severe economic cyclicality of the corporate office segment), and it has become a principal strategy generally for growing our business and enhancing profitability. We have shifted our mix of corporate office versus non-corporate office modular carpet sales in the Americas to 44% and 56%, respectively, for fiscal 2010 from 64% and 36%, respectively, in fiscal 2001. To implement this strategy, we:

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

As part of this strategy, we launched our FLOR and Prince Street House and Home lines of products in 2003 to focus on the approximately $11 billion U.S. residential carpet market segment. These products were specifically created to bring high style modular and broadloom floorcovering to the U.S. residential market. We offer FLOR directly and over the Internet, in a FLOR catalog and in our two FLOR retail stores, and we plan to add at least five more retail stores in the first half of 2011. FLOR is also offered by many specialty retailers and in a number of major retail catalogs. Through such direct and indirect retailing, FLOR sales have grown more than 50% from 2005 to 2010. Prince Street House and Home brings new colors and patterns to the high-end consumer market with a collection of broadloom carpet and rugs sold through hundreds of retail stores and interior designers. Through an agreement between our FLOR brand and Martha Stewart Living Omnimedia, we are further expanding our penetration of the U.S. residential market with a line of Martha Stewart-branded carpet tiles. Through our Heuga Home division, we have been increasing our marketing of modular carpet to the residential segment of international soft floorcovering markets, the size of which we believe to be approximately $2.3 billion in Western Europe alone.

Penetrate Expanding Geographic Markets for Modular Products.  The popularity of modular carpet continues to increase compared with other floorcovering products across most markets, internationally as well as in the United States. While maintaining our leadership in the corporate office segment, we will continue to build upon our position as the worldwide leader for modular carpet in order to promote sales in all market segments globally. A principal part of our international focus — which utilizes our global marketing capabilities and sales infrastructure — is the significant opportunities in several emerging geographic markets for modular carpet. Some of these markets, such as China, India and Eastern Europe, represent large and growing economies that are essentially new markets for modular carpet products. Others, such as Germany and Italy, are established markets that are transitioning to the use of modular carpet from historically low levels of penetration. Each of these emerging markets represents a significant growth opportunity for our modular carpet business. Our initiative to penetrate these markets will include drawing upon our internationally recognized InterfaceFLOR and Heuga brands. Construction of our new modular carpet plant in China has been completed, and the plant is now operational.

Continue to Minimize Expenses and Invest Strategically.  We have steadily trimmed costs from our operations for several years through multiple initiatives, which have made us leaner today and for the future. Our supply chain and other cost containment initiatives have improved our cost structure and yielded the operating efficiencies we sought. While we still seek to minimize our expenses in order to increase profitability, we will also take advantage of strategic opportunities to invest in systems, processes and personnel that can help us grow our business and increase profitability and value.

Sustain Leadership in Product Design and Development.  As discussed above, our leadership position for product design and development is a competitive advantage and key strength, especially in the modular carpet market segment, where our i2 products and TacTiles installation system have confirmed our position as an innovation leader. We will continue initiatives to sustain, augment and capitalize upon that strength to continue to increase our market share in targeted market segments. Our Mission Zero global branding initiative, which draws upon and promotes our ecological sustainability commitment, is part of those initiatives and includes placing our Mission Zero logo on many of our marketing and merchandising materials distributed throughout the world.

Use Strong Free Cash Flow Generation to De-leverage Our Balance Sheet.  Our principal businesses have been structured — including through our rationalization and repositioning initiatives over the past nine years — to yield high contribution margins and generate strong free cash flow (by which we mean cash available to apply towards debt service). Our historical investments in global manufacturing capabilities and mass customization techniques and facilities, which we have maintained, also contribute to our ability to generate substantial levels of free cash flow. We will use our strong free cash flow generation capability to continue to repay debt and strengthen our financial position. We will also continue to execute programs to reduce costs further and enhance free cash flow. In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow as demand for our products rises.

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

Modular Carpet

Our modular carpet system, which is marketed under the established global brands InterfaceFLOR and Heuga, and more recently under the Bentley Prince Street brand, utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 cm x 50 cm) or rectangles to produce a floorcovering that combines the appearance and texture of traditional soft floorcovering with the advantages of a modular carpet system. Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that provides dimensional stability and reduces the need for adhesives or fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we market under the GlasBacRE brand. In 2008, we introduced the Converttm collection of carpet tile designed and manufactured with yarn containing varying degrees of post-consumer nylon, depending on the style and color. We received the 2010 Best of NeoCon Gold Award in the modular carpet category for our Memphistm Collection, which is part of our Convert design platform.

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

Broadloom Carpet

We maintain a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and short production and delivery times with a marketing strategy aimed at interior designers, architects and other specifiers. Our Bentley Prince Street designs emphasize the dramatic use of color and multi-dimensional texture. In addition, we have launched the Prince Street House and Home collection of high-style broadloom carpet and area rugs targeted at design-oriented residential consumers. We received the 2007 Best of NeoCon Silver Award in the modular category for the Saturniatm Collection, which is made up of carpet tile and broadloom products.

Other Products

We sell a proprietary antimicrobial chemical compound under the registered trademark Intersept that we incorporate in all of our modular carpet products and have licensed to another company for use in air filters. We also sell our TacTiles carpet tile installation system, along with a variety of traditional adhesives and products for carpet installation and maintenance that are manufactured by a third party. In addition, we continue to manufacture and sell our Intercell® brand raised/access flooring product in Europe.

Services

For several years, we provided or arranged for commercial carpet installation services, primarily through a service provider network comprised of owned and aligned carpet dealer businesses. We decided to exit our owned dealer businesses, and in 2005 we completed the exit activities related to the owned dealer businesses. In early 2006, we sold certain assets relating to our aligned non-owned dealer network, and have since discontinued its operations as well. We continue to provide “turnkey” project management services for national accounts and other large customers through our InterfaceSERVICEStm business.

Marketing and Sales

We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we also emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including the InterfaceFLOR, FLOR and Heuga brands in modular carpet and Bentley Prince Street brand in broadloom carpet. Our exclusive consulting agreement with the award-winning, premier design firm David Oakey Designs enabled us to introduce more than 25 new carpet designs in the United States in 2010 alone.

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

In 2010, we entered into a new distribution arrangement with the Bravo Network, which is comprised of 13 independent flooring distributors that provide distribution logistics throughout the United States. Under this arrangement, the Bravo Network offers an exclusive collection of 10 distinct styles of our carpet tile. The collection sold through the Bravo Network targets the industry’s “main street” sector in the United States, comprised primarily of commercial customers purchasing non-specified products through flooring retail stores.

Manufacturing

We manufacture carpet at three locations in the United States and at facilities in the Netherlands, the United Kingdom, Australia and Thailand, and at our newest facility in China. Pursuant to our restructuring plan adopted in the fourth quarter of 2008, we have ceased manufacturing operations at our facility in Canada.

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

We also implemented a flexible-inputs carpet backing line at our modular carpet manufacturing facility in LaGrange, Georgia. Using next generation thermoplastic technology, the custom-designed backing line dramatically improves our ability to keep reclaimed and waste carpet in the production “technical loop,” and further permits us to explore other plastics and polymers as inputs. This process, which we call “Cool Bluetm”, came on line for production of certain carpet styles in late 2005. In 2007, we implemented additional technology that more cleanly separates the face fiber and backing of reclaimed and waste carpet, thus making it easier to recycle some of its components and providing a purer supply of inputs for the Cool Blue process. This technology, which is part of our ReEntry®2.0 carpet reclamation program, allows us to send some of the reclaimed face fiber back to our fiber supplier to be blended with virgin or other post-industrial materials and extruded into new fiber.

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

Interior Fabrics

In 2007, we sold our Fabrics Group business segment to a third party. This business designs, manufactures and markets specialty fabrics for open plan office furniture systems and other commercial interiors. In 2006, we sold our European fabrics business to an entity formed by the business’s management team. Current and prior periods have been restated to include the results of operations and related disposal costs, gains and losses for these businesses as discontinued operations. In addition, assets and liabilities of these businesses have been reported in assets and liabilities held for sale for all reported periods.

Specialty Products

In 2007, we sold Pandel, Inc., our subsidiary that historically conducted our Specialty Products business segment. Pandel produces vinyl carpet tile backing and specialty mat and foam products.

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 65 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $13.9 million, $12.7 million and $15.3 million in 2010, 2009, and 2008, respectively.

Our research and development team provides technical support and advanced materials research and development for the entire family of Interface companies. The team assisted in the development of our NexStep® backing, which employs moisture-impervious polycarbite precoating technology with a chlorine-free urethane foam secondary backing, and also helped develop a post-consumer recycled content, polyvinyl chloride, or PVC, extruded sheet process that has been incorporated into our GlasBacRE modular carpet backing. Our post-consumer recycled content PVC extruded sheet exemplifies our commitment to “closing-the-loop” in recycling. More recently, this team developed our patented TacTiles carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles. The team also helped implement our Cool Blue flexible inputs backing line and our ReEntry 2.0 reclaimed carpet separation technology and post-consumer recycling technology for nylon face fibers. With a goal of supporting sustainable product designs in floorcoverings applications, we continue to evaluate renewable polymers for use in our products.

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

David Oakey Designs provides carpet design and consulting services to our floorcovering businesses pursuant to a consulting agreement with us. David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our floorcovering businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The current agreement runs through April 2011, and we are in discussions to further extend the term of the agreement. While the agreement is in effect, David Oakey Designs cannot provide similar services to any other carpet company. Through our relationship with David Oakey Designs, we introduced more than 25 new carpet designs in 2010 alone, and have enjoyed considerable success in winning U.S. carpet industry awards.

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

In 2006, we launched InterfaceRAISEtm, our consulting business that helps clients imagine, plan and execute new ways of advancing business goals while responding to the needs of society and the environment. The operations of this business are not a significant percentage of our consolidated operations.

Backlog

Our backlog of unshipped orders was approximately $137.7 million at February 27, 2011, compared with approximately $112.5 million at February 28, 2010. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 27, 2011 are expected to be shipped during the succeeding six to nine months.

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

Employees

At January 2, 2011, we employed a total of 3,421 employees worldwide. Of such employees, 1,859 were clerical, staff, sales, supervisory and management personnel and 1,562 were manufacturing personnel. We also utilized the services of 146 temporary personnel as of January 2, 2011.

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

Executive Officers of the Registrant

Our executive officers, their ages as of January 2, 2011, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)

Daniel T. Hendrix	56	President and Chief Executive Officer
Robert A. Coombs	52	Senior Vice President
Patrick C. Lynch	41	Senior Vice President and Chief Financial Officer
Lindsey K. Parnell	53	Senior Vice President
John R. Wells	49	Senior Vice President
Raymond S. Willoch	52	Senior Vice President-Administration, General Counsel and Secretary
Maria C. Davlantes	42	Chief Marketing Officer

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

Ms. Davlantes joined us in May 2008 as Senior Vice President of Marketing for FLOR, our residential carpet tile business. In November 2009, she was promoted to Chief Marketing Officer of Interface, while still maintaining her responsibilities at FLOR. Prior to joining us, Ms. Davlantes had acquired 17 years of marketing experience with Spiegel, McKinsey & Company, Charcol and BP.

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

You should carefully consider the following factors, in addition to the other information included in this Annual Report on Form 10-K and the other documents incorporated herein by reference, before deciding whether to purchase or sell our common stock. Any or all of the following risk factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

General Business Risks

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

Our domestic revolving credit facility matures in December 2012. We cannot assure you that we will be able to renegotiate or refinance this debt on commercially reasonable terms, or at all, especially given the ongoing worldwide financial and credit crisis.

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

We believe that our success depends to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs provides to our internal design staff. Specifically, David Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. Our current agreement with David Oakey Designs extends to April 2011. The loss of any of these key persons could have an adverse impact on our business because each has a great deal of knowledge, training and experience in the carpet industry — particularly in the areas of sales, marketing, operations, product design and management — and could not easily or quickly be replaced.

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuations.

We have substantial international operations. In 2010, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2010 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

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

As a consequence of our level of indebtedness, a substantial portion of our cash flow from operations must be dedicated to debt service requirements. In addition, the terms of our primary revolving credit facility in the U.S. and the indenture governing our 7 5/8% Senior Notes due 2018 limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. They also require us to comply with certain other reporting, affirmative and negative covenants and, at times, meet certain financial tests. If we fail to satisfy these tests or comply with these covenants, a default may occur, in which case the lenders could accelerate the debt as well as any other debt to which cross-acceleration or cross-default provisions apply. We cannot assure you that we would be able to renegotiate, refinance or otherwise obtain the necessary funds to satisfy these obligations.

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

Our Chairman, Ray C. Anderson, beneficially owns approximately 47% of our outstanding Class B common stock. The holders of the Class B common stock are entitled, as a class, to elect a majority of our Board of Directors. Therefore, Mr. Anderson, together with other insiders, has sufficient voting power to elect a majority of the Board of Directors. On all other matters submitted to the shareholders for a vote, the holders of the Class B common stock generally vote together as a single class with the holders of the Class A common stock. Mr. Anderson’s beneficial ownership of the outstanding Class A and Class B common stock combined is approximately 6%.

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

We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings), all of which we own except as otherwise noted:

		Floor Space
Location	Segment	(Sq. Ft.)

Bangkok, Thailand	Modular Carpet	275,946
Craigavon, N. Ireland(1)	Modular Carpet	80,986
LaGrange, Georgia	Modular Carpet	539,545
LaGrange, Georgia(1)	Modular Carpet	209,337
Picton, Australia	Modular Carpet	98,774
Scherpenzeel, the Netherlands	Modular Carpet	245,420
Scherpenzeel, the Netherlands(1)	Modular Carpet	121,515
Shelf, England	Modular Carpet	206,882
West Point, Georgia	Modular Carpet	250,000
Taicang, China(1)	Modular Carpet	71,375
City of Industry, California(1)	Bentley Prince Street	558,596

(1)	Leased.

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

Our Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol IFSIA. Our Class B Common Stock is not publicly traded but is convertible into Class A Common Stock on a one-for-one basis. As of March 1, 2011, we had 643 holders of record of our Class A Common Stock and 89 holders of record of our Class B Common Stock. We estimate that there are in excess of 7,700 beneficial holders of our Class A Common Stock. The following table sets forth, for the periods indicated, the high and low intraday prices of the Company’s Class A Common Stock on the Nasdaq Global Select Market as well as dividends paid during such periods.

			Dividends
	High	Low	per Share

2011
First Quarter (through March 1, 2011)	$17.95	$15.20	—
2010
Fourth Quarter	$17.15	$13.90	$0.02
Third Quarter	14.65	10.34	0.01
Second Quarter	14.42	10.08	0.01
First Quarter	11.90	7.05	0.0025
2009
Fourth Quarter	$8.99	$6.90	$0.0025
Third Quarter	9.01	5.22	0.0025
Second Quarter	7.02	3.08	0.0025
First Quarter	5.12	1.45	0.0025

Future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in the agreement for our primary revolving credit facility and in an indenture for our public indebtedness, each of which specify conditions as to when any dividend payments may be made. As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

Stock Performance

The following graph and table compare, for the five-year period ended January 2, 2011, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) a self-determined peer group comprised primarily of companies in the commercial interiors industry, assuming an initial investment of $100 in each on January 1, 2006.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

	1/1/06	12/31/06	12/30/07	12/28/08	1/3/10	1/2/11
Interface, Inc.	$100	$173	$201	$63	$104	$197
NASDAQ Composite Index	$100	$110	$123	$71	$107	$126
Self-Determined Peer Group (13 Stocks)	$100	$104	$101	$40	$58	$80

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.

(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.

(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

(4)	The index level was set to $100 as of 1/1/06 (the last day of fiscal 2005).

(5)	The Company’s fiscal year ends on the Sunday nearest December 31.

(6)	The following companies are included in the Self-Determined Peer Group depicted above: Actuant Corp.; Acuity Brands, Inc.; Albany International Corp., BE Aerospace, Inc.; The Dixie Group, Inc.; Herman Miller, Inc.; HNI Corporation (formerly known as Hon Industries, Inc.); Kimball International, Inc.; Knoll, Inc. (beginning in March, 2005 upon trading commencement); Mohawk Industries, Inc.; Steelcase, Inc.; Unifi, Inc.; and USG Corp.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Selected Financial Data(1)
	2010	2009	2008	2007	2006
	(In thousands, except per share data and ratios)

Net sales	$961,827	$859,888	$1,082,344	$1,081,273	$914,659
Cost of sales	625,066	576,871	710,299	703,751	603,551
Operating income(2)	92,729	62,994	41,659	129,391	99,621
Income (loss) from continuing operations(3)(4)	10,070	12,673	(34,513)	58,972	36,235
Loss from discontinued operations, net of tax(5)	(736)	(909)	(5,154)	(68,660)	(24,092)
Loss on disposal of discontinued operations	—	—	—	—	(1,723)
Net income (loss) attributable to Interface, Inc.	8,283	10,918	(40,873)	(10,812)	9,992

Income (loss) from continuing operations per common share attributable to Interface, Inc.(6)
Basic	$0.14	$0.19	$(0.58)	$0.94	$0.65
Diluted	$0.14	$0.19	$(0.58)	$0.93	$0.64
Average Shares Outstanding(6)
Basic	63,794	63,213	61,439	61,425	55,398
Diluted	64,262	63,308	61,439	61,938	56,374
Cash dividends per common share	$0.0425	$0.01	$0.12	$0.08	$—
Property additions	31,715	8,753	29,300	40,592	28,540
Depreciation and amortization	27,927	25,189	23,664	22,487	21,750

Working capital	$224,573	$236,630	$221,323	$238,578	$380,253
Total assets	755,433	727,239	706,035	835,232	928,340
Total long-term debt	294,428	280,184	287,588	310,000	411,365
Shareholders’ equity(4)	248,872	246,181	217,437	301,116	279,900
Current ratio(7)	2.3	2.6	2.4	2.3	3.2

(1)	In the third quarter of 2007, we sold substantially all of the assets related to our Fabrics Group business segment. The balances have been adjusted to reflect the discontinued operations of this business. For further analysis, see “Notes to Consolidated Financial Statements — Discontinued Operations” included in Item 8 of this Report.

(2)	In the first quarter of 2010, we recorded a restructuring charge of $3.1 million. In the first quarter of 2009, we recorded a restructuring charge of $5.7 million. In the second quarter of 2009, we recorded a restructuring charge of $1.9 million. In the second quarter of 2009, we recorded income from litigation settlements of $5.9 million. In the fourth quarter of 2008, we recorded a restructuring charge of $11.0 million. Also in the fourth quarter of 2008, we recorded an impairment charge of $61.2 million related to the goodwill of our Bentley Prince Street business segment. In the first quarter of 2007, we disposed of our Pandel business, which comprised our Specialty Products business segment, and recognized a loss of $1.9 million on this disposition.

(3)	Included in the 2010 income from continuing operations are pre-tax expenses of $44.4 million related to bond retirement. For further information, see “Notes to Consolidated Financial Statements — Borrowings” included in Item 8 of this Report. Included in the 2008 loss from continuing operations is tax expense of $13.3 million related to the anticipated repatriation in 2009 of foreign earnings. For further analysis, see “Notes to Consolidated Financial Statements — Taxes on Income” included in Item 8 of this Report.

(4)	Amounts for all periods presented have been adjusted to reflect the adoption of a new accounting standard that governs the treatment of non-controlling interests in subsidiaries. This standard was adopted by us in the first quarter of 2009.

(5)	Included in loss from discontinued operations, net of tax, are goodwill and other intangible asset impairment charges of $48.3 million in 2007 and $20.7 million in 2006. Also included in loss from discontinued operations, net of tax, are charges for write-offs and impairments of other assets of $5.2 million in 2008 and $8.8 million in 2007.

(6)	Amounts for all periods presented have been adjusted to reflect the adoption of a new accounting standard regarding the treatment of unvested restricted shares which have the right to receive dividends. This standard was adopted by us in the first quarter of 2009.

(7)	For purposes of computing our current ratio: (a) current assets include assets of businesses held for sale of $1.2 million, $1.5 million, $3.2 million, $4.8 million and $158.3 million in fiscal years 2010, 2009, 2008, 2007 and 2006, respectively, and (b) current liabilities include liabilities of businesses held for sale of $0.2 million and $22.9 million in fiscal years 2007 and 2006, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the past several years, we have successfully focused more of our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet sales in the Americas has shifted over the past several years to 44% and 56%, respectively, for 2010 compared with 64% and 36%, respectively, in 2001. Company-wide, our mix of corporate office versus non-corporate office sales was 56% and 44%, respectively, in 2010. We expect a further shift in the future as we continue to implement our market diversification strategy.

From 2005 through the first half of 2008, the commercial interiors industry experienced growth at a gradual pace, which led to improved sales and operating profitability for us during that period. In the fourth quarter of 2008, and particularly in November and December, the worldwide financial and credit crisis caused many corporations, governments and other organizations to delay or curtail spending on renovation and construction projects where our carpet is used. This downturn, which continued throughout 2009, negatively impacted our performance and led to the goodwill impairment and restructuring charges, discussed below, that we incurred in the fourth quarter of 2008 and the first half of 2009. Demand levels substantially recovered in 2010.

During 2010, we had net sales of $961.8 million, compared with $859.9 million in 2009. Operating income for 2010 was $92.7 million, compared with operating income of $63.0 million in 2009. Income from continuing operations in 2010 was $10.1 million, or $0.14 per diluted share, compared with income from continuing operations of $12.7 million, or $0.19 per diluted share, in 2009. Net income attributable to Interface, Inc. was $8.3 million, or $0.13 per diluted share, in 2010, compared with net income attributable to Interface, Inc. of $10.9 million, or $0.17 per diluted share, in 2009.

Included in our results for 2010 are $44.4 million of bond retirement expenses related to our repurchases of our 11 3/8% Senior Secured Notes and 9.5% Senior Subordinated Notes, as well as restructuring charges of $3.1 million. Each of these is discussed below. Included in our results for 2009 are $7.6 million of restructuring charges and $6.1 million of bond retirement expenses related to the tender offer we conducted for our 10.375% Senior Notes, each of which is discussed below. In addition, our results for 2009 include income of $5.9 million related to settlements of patent litigation, which is a net amount after deducting all legal fees and related expenses. (We received $16.0 million of gross proceeds from these settlements.) Included in our results for 2008 are a goodwill impairment charge of $61.2 million, restructuring charges of $11.0 million, and a repatriation charge of $13.3 million, each of which is discussed below.

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

2008 Restructuring Plan

In the fourth quarter of 2008, we committed to a restructuring plan intended to reduce costs across our worldwide operations, and more closely align our operations with demand levels. The reduction of the demand levels was primarily a result of the worldwide recession and the associated delays and reductions in the number of construction projects where our carpet products are used. The plan primarily consisted of ceasing manufacturing operations at our facility in Belleville, Canada, and reducing our worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration. In connection with the restructuring plan, we recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $11.0 million. We record our restructuring accruals under the provisions of the applicable accounting standards. The restructuring charge was comprised of employee severance expense of $7.8 million, impairment of assets of $2.6 million, and other exit costs of $0.7 million (primarily related to lease exit costs and other closure activities). Approximately $8.3 million of the restructuring charge involved cash expenditures, primarily severance expense. Actions and expenses related to this plan were substantially completed in the first quarter of 2009.

7 5/8% Senior Notes

On December 3, 2010, we completed a private offering of $275 million aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”). Interest on the 7 5/8% Senior Notes is payable semi-

annually on June 1 and December 1 beginning June 1, 2011. We used the net proceeds from the sale of the 7 5/8% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of our 11 3/8% Senior Secured Notes and approximately $98.5 million aggregate principal amount of our 9.5% Senior Subordinated Notes, pursuant to a tender offer we conducted in 2010. We incurred $43.3 million of bond retirement expenses in connection with these repurchases pursuant to the tender offer.

11 3/8% Senior Secured Notes

On June 5, 2009, we completed a private offering of $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013 (the “11 3/8% Senior Secured Notes”). Interest on the 11 3/8% Senior Secured Notes is payable semi-annually on May 1 and November 1 (the first interest payment was on November 1, 2009). The 11 3/8% Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by certain of our domestic subsidiaries. The 11 3/8% Senior Secured Notes are secured by a second-priority lien on substantially all of our and certain of our domestic subsidiaries’ assets that secure our domestic revolving credit facility (discussed below) on a first-priority basis.

The 11 3/8% Senior Secured Notes were sold at a price of 96.301% of their face value, resulting in $144.5 million of gross proceeds. The $5.5 million original issue discount is being amortized over the life of the notes through interest expense, although substantially all of this discount was accelerated and charged in 2010 as a result of our repurchases in the tender offer we conducted for these notes in connection with the issuance of our 7 5/8% Senior Notes. After deducting the initial purchasers’ discount and other fees and expenses associated with the sale, net proceeds from the issuance of the 11 3/8% Senior Secured Notes were $139.5 million. We used $137.4 million of those net proceeds to repurchase $127.2 million aggregate principal amount of our 10.375% Senior Notes due 2010 (the “10.375% Senior Notes”) pursuant to a tender offer we conducted in 2009. (Included in the $137.4 million used to repurchase the $127.2 million aggregate principal amount of 10.375% Senior Notes were a purchase price premium of $5.7 million and accrued interest of $4.5 million). We incurred $6.1 million of bond retirement expenses in connection with these repurchases. The remaining $2.1 million of the net proceeds was used to repay a portion of the $14.6 million of 10.375% Senior Notes that remained outstanding following the tender offer. (The balance of the 10.375% Senior Notes was then repaid at maturity on February 1, 2010.)

Partial Redemption of 9.5% Senior Subordinated Notes due 2014

In the first quarter of 2010, we redeemed $25 million aggregate principal amount of our 9.5% Senior Subordinated Notes (the “9.5% Senior Subordinated Notes”) at a price equal to 103.167% of the face value of the notes, plus accrued interest to the redemption date. We incurred $1.1 million of bond retirement expenses in connection with these repurchases.

2008 Goodwill Impairment Write-Down

During the fourth quarters of 2010, 2009 and 2008, we performed the annual goodwill impairment test required by accounting standards. We perform this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment and at the level of the Bentley Prince Street segment. In effecting the impairment testing, we prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The results of the tests indicated no impairment of goodwill in 2010 or 2009. In the fourth quarter of 2008, a goodwill impairment of $61.2 million related to our Bentley Prince Street reporting unit was identified due largely to the following factors:

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

Repatriation of Earnings of Foreign Subsidiaries

In the fourth quarter of 2008, we recorded a tax charge of approximately $13.3 million for the anticipated future repatriation of approximately $37 million of earnings from our Canadian and European subsidiaries. We anticipated repatriating most of these earnings in 2009 to accumulate cash in the United States in light of the then pending maturity of our 10.375% Senior Notes. As a result, we determined that those earnings were no longer indefinitely reinvested outside of the U.S. and recorded the appropriate charge, in accordance with the provisions of applicable accounting standards. For additional information on this tax charge, see the Note entitled “Taxes on Income” in Item 8 of this Report.

Discontinued Operations

In 2007, we sold our Fabrics Group business segment to a third party. Following working capital and other adjustments provided for in the agreement, we received $60.7 million in cash at the closing of the transaction. We initially recognized a $6.5 million receivable related to additional purchase price under the sale agreement pursuant to an earn-out arrangement focused on the performance of that business segment, as owned and operated by the purchaser, during the 18-month period following the closing. However, in 2008, we determined that the receipt of this deferred amount was less than probable and therefore reserved for the full amount of this deferred purchase price. As discussed in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, in the first quarter of 2007, we recorded charges for impairment of goodwill of $44.5 million and impairment of other intangible assets of $3.8 million related to the Fabrics Group business segment. In addition, as a result of the agreed-upon purchase price for the segment, we recorded an additional impairment of assets of $13.6 million in the second quarter of 2007.

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

Our discontinued operations had no net sales in 2010, 2009 and 2008. Loss from operations of these businesses, inclusive of goodwill impairments and other asset impairments as well as costs to sell these businesses, net of tax, was $0.7 million, $0.9 million and $5.2 million in 2010, 2009 and 2008, respectively (these results are included in our Consolidated Statements of Operations as part of the “Loss from Discontinued Operations, Net of Tax”). For additional information on discontinued operations, see the Notes entitled “Discontinued Operations,” “Sale of Fabrics Business” and “Taxes on Income” in Item 8 of this Report.

Analysis of Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 50% in 2010, 47% in 2009, and 50% in 2008. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, favorably affected our reported results during 2008, when the euro was strengthening relative to the U.S. dollar. During the years 2009 and 2010, the dollar strengthened versus the euro, having the opposite effect on our reported results. The following table presents the amount (in U.S. dollars) by which the exchange rates for converting euros into U.S. dollars have affected our net sales and operating income during the past three years:

	2010	2009	2008
	(In millions)

Net sales	$(14.4)	$(13.8)	$24.5
Operating income	(2.1)	(1.0)	3.0

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations during the past three years:

	Fiscal Year
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.0	67.1	65.6

Gross profit on sales	35.0	32.9	34.4
Selling, general and administrative expenses	25.0	25.4	23.9
Impairment of goodwill	—	—	5.7
Restructuring charge	0.3	0.9	1.0
Income from litigation settlements	—	(0.7)	—

Operating income	9.6	7.3	3.8
Interest/Other expense	3.5	4.1	3.1
Bond retirement expenses	4.6	0.7	—

Income from continuing operations before tax	1.5	2.6	0.8
Income tax expense	0.5	1.1	4.0

Income (loss) from continuing operations	1.0	1.5	(3.2)
Discontinued operations, net of tax	(0.1)	(0.1)	(0.5)

Net income (loss)	1.0	1.4	(3.7)

Net income (loss) attributable to Interface, Inc.	0.9	1.3	(3.8)

Below we provide information regarding net sales for each of our two operating segments, and analyze those results for each of the last three fiscal years. Fiscal year 2009 was a 53-week period, while fiscal years 2010 and 2008 were 52-week periods. The 53 weeks in 2009 versus the 52 weeks in 2010 and 2008 are a factor in certain of the comparisons reflected below.

Net Sales by Business Segment

We currently classify our businesses into the following two operating segments for reporting purposes:

•	Modular Carpet segment, which includes our InterfaceFLOR, Heuga and FLOR modular carpet businesses, and also includes our Intersept antimicrobial chemical sales and licensing program; and

•	Bentley Prince Street segment, which includes our Bentley Prince Street broadloom, modular carpet and area rug businesses.

Net sales by operating segment were as follows during the past three years:

				Percentage Change
	Fiscal Year			2010 Compared	2009 Compared
Net Sales By Segment	2010	2009	2008	with 2009	with 2008
	(In thousands)

Modular Carpet	$862,314	$765,264	$946,816	12.7%	(19.2)%
Bentley Prince Street	99,513	94,624	135,528	5.2%	(30.2)%

Total	$961,827	$859,888	$1,082,344	11.9%	(20.6)%

Modular Carpet Segment.  For 2010, net sales for the Modular Carpet segment increased $97.0 million (12.7%) versus 2009. The weighted average selling price per square yard in 2010 showed a slight increase (approximately 1%) versus 2009. On a geographic basis, we experienced increases in net sales in the Americas, Europe, and Asia-Pacific (up 11%, 3% and 46%, respectively) in 2010 versus 2009. (The sales increase in Europe in local currency was 8%.) These increases are primarily attributable to the improving economic climates in those regions. Sales growth in the Americas is due to the continued recovery in the corporate office market segment (up 21%) as well the education (up 6%), hospitality (up 37%), residential (up 10%) and governmental (up 3%) market segments. Only one market segment (retail, down 3%) showed a decline in the Americas. The sales increase in Europe was led by the corporate office (up 5% in U.S. dollars and 11% in local currency), retail (up 16% in U.S. dollars and 22% in local currency) and education (up 6% in U.S. dollars and 13% in local currency) market segments. These increases were offset somewhat by declines in the residential (down 15% in U.S. dollars and 11% in local currency) and healthcare (down 41% in U.S. dollars and 37% in local currency) market segments. The Asia-Pacific region saw sales increase across all market segments, with corporate office (up 31%) and education (up over 100%) showing the most significant increases.

For 2009, net sales for the Modular Carpet segment decreased $181.5 million (19.2%) versus 2008. This decline was primarily attributable to the reduced order activity for renovation and construction projects as a result of the worldwide financial and credit crisis. The weighted average selling price per square yard in 2009 was down 2.1% compared with 2008 as a result of the enhanced price sensitivity of our customers due to the financial and credit crisis. On a geographic basis, our net sales in the Americas were down 12%, primarily driven by the decline in the corporate office segment (23% decrease) as well as decreases in the hospitality (45% decrease) and healthcare (18% decrease) segments. These decreases were somewhat mitigated, however, by increases in the institutional (which includes education and government facilities, a 15% increase) and retail (7% increase) segments. Net sales in Europe were down 25% in local currency and 29% as reported in U.S. dollars, with this difference due to the strengthening of the U.S. dollar versus the euro and British Pound Sterling on a year-over-year basis. The sales decline in Europe occurred across most markets (and particularly the corporate office market, down 31% in local currency), with the exception of the healthcare and government markets which saw increases (in local currency) of 7% and 3%, respectively. Net sales in Asia-Pacific were down 18%, due primarily to the decrease in the corporate office segment (23% decrease), which comprises the majority of that division’s sales. This decrease was somewhat mitigated, however, by increases in the education (43% increase) and hospitality (13% increase) segments.

Bentley Prince Street Segment.  For 2010, net sales in our Bentley Prince Street Segment increased $4.9 million (5.2%) versus 2009. The increase was due to the strength of the corporate office market segment (up 13%) as well as an increase in sales into the government market segment (up 44%). These increases were somewhat offset by decreases in the healthcare (down 33%), hospitality (down 27%), residential (down 56%) and education (down 8%) market segments. The weighted average selling price per square yard in 2010 showed an improvement of approximately 6% due to both the improving economic climate as well as a shift towards higher priced modular carpet sold at Bentley Prince Street.

For 2009, net sales in our Bentley Prince Street segment decreased $40.9 million (30.2%) versus 2008. This decrease was primarily attributable to the reduced order activity for renovation and construction projects as a result of the worldwide financial and credit crisis, as well as the general market movement away from broadloom carpet and toward carpet tile. This decrease was somewhat offset by a 2.4% increase in weighted average selling price per square yard, a result of the increase in modular carpet as a percentage of its sales (modular carpet represented 29% of its sales in 2009 versus 25% in 2008). With the exception of a 4% increase in the government segment, the sales decrease occurred across all markets, with the most significant declines being in the corporate (23% decrease), hospitality (72% decrease) and residential (68% decrease) segments.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses during the past three years:

				Percentage Change
	Fiscal Year			2010 Compared	2009 Compared
Cost and Expenses	2010	2009	2008	with 2009	with 2008
	(In thousands)

Cost of Sales	$625,066	$576,871	$710,299	8.4%	(18.8)%
Selling, General and Administrative Expenses	240,901	218,322	258,198	10.3%	(15.4)%

Total	$865,967	$795,193	$968,497	8.9%	(17.9)%

For 2010, our cost of sales increased $48.2 million (8.4%) versus 2009. Fluctuations in currency exchange rates accounted for approximately $7 million (1%) of the increase. The primary components of the $48.2 million increase in cost of sales were increases in raw material costs (approximately $32.1 million) and labor costs (approximately $4.8 million) associated with higher production and sales volumes during 2010 versus 2009. Our raw material prices in 2010 were approximately 4-5% higher than raw material prices in 2009. As a percentage of net sales, cost of sales decreased to 65.0% for 2010, versus 67.1% in 2009. The percentage decrease was primarily due to improved manufacturing efficiencies in both our Modular Carpet and Bentley Prince Street business segments. The improved manufacturing efficiencies are largely a result of the increase in sales volume, coupled with the full realization of our restructuring plans implemented during early 2009.

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

For 2010, our selling, general and administrative expenses increased $22.6 million (10.3%) versus 2009. Fluctuations in currency exchange rates accounted for approximately $1 million (1%) of the increase. The primary components of the $22.6 million increase in selling, general and administrative expenses were (1) an $11.8 million increase in incentive compensation due to the attainment of performance goals in 2010, (2) a $10.1 million increase in marketing expenses, particularly in our Modular Carpet segment where we continue to invest in our end market diversification strategy as well as corporate office segment marketing programs, and (3) an $8.4 million increase in selling expenses particularly in our Modular Carpet operations commensurate with the increase in sales volume. These increases were somewhat mitigated, however, by a decrease of approximately $7.9 million in general administrative expenses across our business, a direct result of the full year benefit of restructuring plans implemented in 2009. Despite the overall increases, due to increased sales volume, as a percentage of net sales, selling, general and administrative expenses decreased to 25.0% for 2010, versus 25.4% for 2009.

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

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments during the past three years:

Cost of Sales and Selling, General	Fiscal Year			Percentage Change
and Administrative Expenses				2010 Compared	2009 Compared
(Combined)	2010	2009	2008	with 2009	with 2008
	(In thousands)

Modular Carpet	$757,191	$690,265	$826,807	9.7%	(16.5)%
Bentley Prince Street	102,530	101,580	135,574	0.9%	(25.1)%
Corporate Expenses	6,246	3,348	6,116	86.6%	(45.3)%

Total	$865,967	$795,193	$968,497	8.9%	(17.9)%

Interest and Other Expense

For 2010, interest expense decreased by $1.2 million versus 2009, primarily due to the redemption of $25 million of our 9.5% Senior Subordinated Notes in the first quarter of 2010. The savings from the redemption were somewhat offset by the higher interest rate paid on our 11 3/8% Senior Secured Notes, which were outstanding during the full year of 2010 versus only seven months outstanding in 2009 (approximately $141.9 million of these 11 3/8% Senior Secured Notes were repurchased in December 2010).

For 2009, interest expense increased by $2.8 million versus 2008, primarily due to the issuance of our $150 million aggregate principal amount of 11 3/8% Senior Secured Notes in June of 2009. These notes, which were issued at a discount to their face value, carry a higher principal balance and rate of interest than the $127.2 million aggregate principal amount of 10.375% Senior Notes that were repaid with the issuance net proceeds. Other factors in the increase were the amortization of deferred debt costs related to the 11 3/8% Senior Secured Notes, and the fees we pay for our lines of credit.

Tax

Our effective tax rate in 2010 was 30.9%, compared with an effective rate of 42.5% in 2009. This decrease in effective rate is primarily attributable to (1) an effective foreign tax rate that is lower than the federal statutory rate coupled with a 50% increase of foreign earnings from 2009 to 2010, (2) a decrease in unrecognized tax benefits related to a settlement of the Canadian tax authorities’ transfer pricing reassessment for tax years 2001 and 2002, and (3) an increase in state tax benefits due to greater state net operating losses realized in 2010 compared to 2009. The decrease in effective rate was partially offset by an increase in valuation allowances related to state net operating loss carryforwards and an increase in the U.S. tax effects attributable to foreign operations related to Subpart F income. For additional information on taxes and a reconciliation of effective tax rates to statutory tax rates, see the Note entitled “Taxes on Income” in Item 8 of this Report.

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

Our ability to generate cash from operating activities is somewhat uncertain because we are subject to, and in the past have experienced, fluctuations in our level of net sales. In this regard, the worldwide financial and credit crisis that developed in the latter part of 2008 resulted in a reduction in our net sales, as customers delayed or reduced the number of renovation and construction projects where our carpet products are used. Demand levels substantially recovered in 2010.

At January 2, 2011, we had $69.2 million in cash. At that date, we had no borrowings and $5.4 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility. As of January 2, 2011, we could have incurred $65.6 million of additional borrowings under our domestic revolving credit facility and €20 million (approximately $26.6 million) of additional borrowings under our European credit facility. In addition, we could have incurred the equivalent of $11.9 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

We have approximately $55.0 million in contractual cash obligations due by the end of fiscal year 2011, which includes, among other things, pension cash contributions, interest payments on our debt and capital expenditure commitments. Based on current interest rate and debt levels, we expect our aggregate interest expense for 2011 to be between $22 million and $24 million. We estimate aggregate capital expenditures in 2011 to be between $35 million and $40 million, although we are not committed to these amounts.

On December 3, 2010, we completed a private offering of $275 million aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”). Interest on the 7 5/8% Senior Notes is payable semi-annually on June 1 and December 1 beginning June 1, 2011. We used the net proceeds from the sale of the 7 5/8% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of our 11 3/8% Senior Secured Notes and approximately $98.5 million aggregate principal amount of the 9.5% Senior Subordinated Notes, pursuant to a tender offer we conducted.

In June 2009, we issued $150 million aggregate principal amount of our 11 3/8% Senior Secured Notes. After deducting the initial purchasers’ discount and other fees and expenses associated with the sale, net proceeds were $139.5 million. We used $137.4 million of those net proceeds to repurchase $127.2 million aggregate principal amount of our 10.375% Senior Notes pursuant to a tender offer we conducted. (Included in the $137.4 million used to repurchase the $127.2 million aggregate principal amount of 10.375% Senior Notes were a purchase price premium of $5.7 million and accrued interest of $4.5 million). The remaining $2.1 million of the net proceeds was used to repay a portion of the $14.6 million of 10.375% Senior Notes that remained outstanding following the tender offer. (The balance of the 10.375% Senior Notes was then repaid at maturity on February 1, 2010.)

It is important for you to consider that we have a significant amount of indebtedness. Our domestic revolving credit facility matures in December 2012, our outstanding $8.1 million of 11 3/8% Senior Secured Notes mature in November 2013, our outstanding $11.5 million of 9.5% Senior Subordinated Notes mature in February 2014, and our outstanding $275 million of 7 5/8% Senior Notes mature in 2018. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms, or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

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

Foreign Credit Facilities

Our European subsidiary Interface Europe B.V. and certain of Interface Europe B.V.’s subsidiaries have a Credit Agreement with ABN AMRO Bank N.V. Under the Credit Agreement, ABN AMRO provides a credit facility, until further notice, for borrowings and bank guarantees in varying aggregate amounts over time as follows:

Maximum Amount
Period	in Euros
(In millions)

October 1, 2010 — September 30, 2011	20
October 1, 2011 — September 30, 2012	14
From October 1, 2012	8

Interest on borrowings under the facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum. Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued. A facility fee of 0.5% per annum is payable with respect to the facility amount. The facility is secured by liens on certain real property, personal property and other assets of our principal European subsidiaries. The facility also includes certain financial covenants (which require the borrowers and their subsidiaries to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability (and the ability of certain of the borrowers’ subsidiaries) to take certain actions. As of January 2, 2011, there were no borrowings outstanding under this facility.

Some of our other non-U.S. subsidiaries have an aggregate of the equivalent of $11.9 million of lines of credit available. As of January 2, 2011, there were no borrowings outstanding under these lines of credit.

We are presently in compliance with all covenants under these foreign credit facilities and anticipate that we will remain in compliance with the covenants for the foreseeable future.

Senior and Senior Subordinated Notes

As of January 2, 2011, we had outstanding $275 million of our 7 5/8% Senior Notes, $11.5 million of our 9.5% Senior Subordinated Notes, and $8.1 million of our 11 3/8% Senior Secured Notes. The indentures governing these notes, on a collective basis, contain covenants that limit or restrict our ability to:

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

Each series of notes is guaranteed, fully, unconditionally, and jointly and severally, on an unsecured basis by each of our material U.S. subsidiaries. In addition, the 11 3/8% Senior Secured Notes (but not the 7 5/8% Senior Notes or 9.5% Senior Subordinated Notes) are secured by a second-priority lien on substantially all of our and certain of our domestic subsidiaries’ assets that secure our domestic revolving credit facility (discussed above) on a first-priority basis.

If we breach or fail to perform any of the affirmative or negative covenants under one of these indentures, or if other specified events occur (such as a bankruptcy or similar event), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. An event of default also will exist under the 7 5/8% Senior Notes indenture if we breach or fail to perform any covenant or agreement contained in any other instrument (including without limitation any other indenture) relating to any of our indebtedness exceeding $20 million and such default or failure results in the indebtedness becoming due and payable. If an event of default exists and is continuing, the trustee of the notes (or the holders of at least 25% of the principal amount of such notes) may declare the principal amount of the notes and accrued interest thereon immediately due and payable (except in the case of bankruptcy, in which case such amounts are immediately due and payable even in the absence of such a declaration). Also, the collateral agent for the 11 3/8% Senior Secured Notes may

(subject to the rights of the first priority lien holders under the domestic revolving credit facility) exercise remedies with respect to the collateral securing those notes.

Analysis of Cash Flows

Our primary sources of cash during 2010 were: (1) $275.0 million of gross proceeds from the issuance of our 7 5/8% Senior Notes; (2) $28.2 million due to an increase of accounts payable and accrued expenses; and (3) $3.1 million from the exercise of employee stock options. Our primary uses of cash during 2010 were: (1) $280.0 million used to repurchase a portion of our 11 3/8% Senior Secured Notes and 9.5% Senior Subordinated Notes; (2) $36.4 million for premiums paid in connection with the repurchase of these senior and senior subordinated notes; (3) $31.7 million for capital expenditures; and (4) $23.1 million due to an increase in inventory.

Our primary sources of cash during 2009 were: (1) $144.5 million from the issuance of our $150 million aggregate principal amount of 11 3/8% Senior Secured Notes; (2) $21.0 million from a reduction of accounts receivable; (3) $20.8 million from a reduction of inventory; and (4) $16.0 million from settlements of litigation. The primary uses of cash during 2009 were (1) $138.0 million used to repurchase a portion of our 10.375% Senior Notes; (2) $27.1 million as a reduction in accounts payable and accruals; (3) $8.8 million for capital expenditures, (4) $6.3 million for debt issuance costs in connection with the 11 3/8% Senior Secured Notes; and (5) $5.3 million for premiums paid in connection with the repurchase of our 10.375% Senior Notes.

Our primary sources of cash during 2008 were: (1) $11.9 million from cash received as a reduction of accounts receivable; (2) $5.1 million associated with a reduction in other assets; and (3) $1.5 million from the exercise of employee stock options. The primary uses of cash during 2008 were: (1) $32.9 million of cash paid for interest; (2) $29.3 million for additions to property, plant and equipment, primarily at our manufacturing locations; (3) $22.4 million for repurchases of our 10.375% Senior Notes; and (4) $7.6 million for the payment of dividends.

We believe that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future.

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations (including the remaining contractual obligations related to our discontinued operations) and the periods in which payments are due. The amounts and time periods are measured from January 2, 2011.

	Total	Payments Due by Period
	Payments	Less than	1-3	3-5	More than
	Due	1 Year	Years	Years	5 Years
	(In thousands)

Long-Term Debt Obligations	$294,620	$—	$8,143	$11,477	$275,000
Operating Lease Obligations(1)	60,139	17,938	27,933	11,158	3,110
Expected Interest Payments(2)	116,990	22,985	45,816	42,029	6,160
Unconditional Purchase Obligations(3)	2,592	2,434	158	—	—
Pension Cash Obligations(4)	122,122	11,679	17,187	24,854	68,402

Total Contractual Cash Obligations(5)	$596,463	$55,036	$99,237	$89,518	$352,672

(1)	Our capital lease obligations are insignificant.

(2)	Expected Interest Payments to be made in future periods reflect anticipated interest payments related to the $275.0 million of our 7 5/8% Senior Notes, $8.1 million of outstanding 11 3/8% Senior Secured Notes, and the $11.5 million of our outstanding 9.5% Senior Subordinated Notes. We have also assumed in the presentation above that these notes will remain outstanding until maturity. We have excluded from the presentation interest payments and fees related to our revolving credit facilities (discussed above), because of the variability and timing of advances and repayments thereunder.

(3)	Unconditional Purchase Obligations do not include unconditional purchase obligations that are included as liabilities in our Consolidated Balance Sheet. Our capital expenditure commitments are not significant.

(4)	We have two foreign defined benefit plans and a domestic salary continuation plan. We have presented above the estimated cash obligations that will be paid under these plans over the next ten years. Such amounts are based on several estimates and assumptions and could differ materially should the underlying estimates and assumptions change. Our domestic salary continuation plan is an unfunded plan, and we do not currently have any commitments to make contributions to this plan. However, we do use insurance instruments to hedge our exposure under the salary continuation plan. Contributions to our other employee benefit plans are at our discretion.

(5)	The above table does not reflect unrecognized tax benefits of $8.2 million, the timing of which payments are uncertain. See the Note entitled “Taxes on Income” in Item 8 of this Report for further information.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of January 2, 2011, and January 3, 2010, we had approximately $112.2 million and $99.3 million of U.S. federal net operating loss carryforwards, respectively. In addition, as of January 2, 2011 and January 3, 2010, we had state net operating loss carryforwards of $137.5 million and $95.0 million, respectively. Certain of these carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2010 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

During the fourth quarters of 2010, 2009 and 2008, we performed the annual goodwill impairment test. We perform this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment and at the level of the Bentley Prince Street segment. For our reporting units which carried a goodwill balance as of January 2, 2011, no impairment of goodwill was indicated. As of January 2, 2011, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed.

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

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on January 2, 2011, and January 3, 2010, was $15.7 million and $17.1 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2010 net income would be higher or lower by approximately $1.0 million, on an after-tax basis.

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

Increase (Decrease) in
Foreign Defined Benefit Plans	Projected Benefit Obligation
(In millions)

1% increase in actuarial assumption for discount rate	$(36.4)
1% decrease in actuarial assumption for discount rate	$45.6

Increase (Decrease) in
Domestic Salary Continuation Plan	Projected Benefit Obligation
(In millions)

1% increase in actuarial assumption for discount rate	$(2.1)
1% decrease in actuarial assumption for discount rate	$2.5

Environmental Remediation.  We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of January 2, 2011, and January 3, 2010, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on January 2, 2011, and January 3, 2010, was $9.6 million and $12.3 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2010 net income would be higher or lower by approximately $0.7 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties.  We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty reserve on January 2, 2011, and January 3, 2010, was $1.6 million and $1.3 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2010 net income would be higher or lower by approximately $0.1 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not believe the adoption of this standard will have any significant impact on our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures. It also clarified existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for certain disclosure requirements effective for the first reporting period beginning after December 15, 2010. The adoption of this standard did not have any significant impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of vendor-specific objective evidence or third party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The standard will be effective for the Company in the first quarter of 2011. We do not believe the adoption of this standard will have any significant impact on our consolidated financial statements.

In June 2009, the FASB issued a new standard which changes the consolidation model for variable interest entities. This standard requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We adopted this standard in the first quarter of 2010 and the adoption did not have any significant impact on our consolidated financial statements.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. In the past, we have maintained a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agree to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. As of January 2, 2011, and January 3, 2010, no such interest rate swaps were in place.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, England, Northern Ireland, the Netherlands, Australia, China and Thailand, and sell our products in more than 100 countries. (In 2009, we ceased manufacturing operations at our facility in Canada.) As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.

At January 2, 2011, we recognized a $2.2 million decrease in our foreign currency translation adjustment account compared with January 3, 2010, because of the strengthening of the U.S. dollar against certain foreign currencies as of year-end 2010. The decrease was associated primarily with certain foreign subsidiaries located within the United Kingdom and Europe.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at January 2, 2011. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $22.0 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $20.6 million.

Foreign Currency Exchange Rate Risk

As of January 2, 2011, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $9.5 million or an increase in the fair value of our financial instruments of $7.8 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2010	2009	2008
	(In thousands, except per share data)

Net sales	$961,827	$859,888	$1,082,344
Cost of sales	625,066	576,871	710,299

Gross profit on sales	336,761	283,017	372,045
Selling, general and administrative expenses	240,901	218,322	258,198
Impairment of goodwill	—	—	61,213
Restructuring charges	3,131	7,627	10,975
Income from litigation settlements	—	(5,926)	—

Operating income	92,729	62,994	41,659

Interest expense	33,129	34,297	31,480
Bond retirement expenses	44,379	6,096	—
Other expense	657	576	1,652

Income from continuing operations before tax expense	14,564	22,025	8,527
Income tax expense	4,494	9,352	43,040

Income (loss) from continuing operations	10,070	12,673	(34,513)
Loss from discontinued operations, net of tax	(736)	(909)	(5,154)

Net income (loss)	9,334	11,764	(39,667)
Net income attributable to noncontrolling interest in subsidiary	(1,051)	(846)	(1,206)

Net income (loss) attributable to Interface, Inc.	$8,283	$10,918	$(40,873)

Income (loss) per share attributable to Interface, Inc. common shareholders — basic
Continuing operations	$0.14	$0.19	$(0.58)
Discontinued operations	(0.01)	(0.01)	(0.08)

Net income (loss) per share attributable to Interface, Inc. common shareholders — basic	$0.13	$0.17	$(0.67)

Income (loss) per share attributable to Interface, Inc. common shareholders — diluted
Continuing operations	$0.14	$0.19	$(0.58)
Discontinued operations	(0.01)	(0.01)	(0.08)

Net income (loss) per share attributable to Interface, Inc. common shareholders — diluted	$0.13	$0.17	$(0.67)

Basic weighted average shares outstanding	63,794	63,213	61,439
Diluted weighted average shares outstanding	64,262	63,308	61,439

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year
	2010	2009	2008
	(In thousands)

Net income (loss)	$9,334	$11,764	$(39,667)
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,754)	18,446	(43,719)
Pension liability adjustment	1,990	(4,416)	2,033

Comprehensive income (loss)	9,570	25,794	(81,353)
Comprehensive income attributable to noncontrolling interest	(1,509)	(1,139)	(967)

Comprehensive income (loss) attributable to Interface, Inc.	$8,061	$24,655	$(82,320)

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2010	2009
	(In thousands)

ASSETS
Current
Cash and cash equivalents	$69,236	$115,363
Accounts receivable, net	151,463	129,833
Inventories	136,766	112,249
Prepaid expenses and other current assets	24,362	19,649
Deferred income taxes	10,062	9,379
Assets of businesses held for sale	1,200	1,500

Total current assets	393,089	387,973
Property and equipment, net	177,792	162,269
Deferred tax asset	53,022	44,210
Goodwill	75,239	80,519
Other assets	56,291	52,268

	$755,433	$727,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$55,859	$35,614
Accrued expenses	112,657	101,143
Current portion of long-term debt	—	14,586

Total current liabilities	168,516	151,343
Senior notes	282,951	145,184
Senior subordinated notes	11,477	135,000
Deferred income taxes	7,563	7,029
Other	36,054	42,502

Total liabilities	506,561	481,058

Commitments and contingencies
Shareholders’ equity
Preferred stock	—	—
Common stock	6,445	6,328
Additional paid-in capital	349,662	343,348
Retained deficit	(49,770)	(55,332)
Accumulated other comprehensive loss — foreign currency translation	(26,269)	(24,057)
Accumulated other comprehensive loss — pension liability	(31,196)	(33,186)

Total shareholders’ equity — Interface, Inc.	248,872	237,101

Noncontrolling interest in subsidiary	—	9,080

Total shareholders’ equity	248,872	246,181

	$755,433	$727,239

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2010	2009	2008
	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$9,334	$11,764	$(39,667)
Loss on discontinued operations	736	909	5,154

Income (loss) from continuing operations	10,070	12,673	(34,513)
Adjustments to reconcile income (loss) to cash provided by operating activities
Impairment of goodwill	—	—	61,213
Depreciation and amortization	27,927	25,189	23,664
Premium paid to repurchase senior and senior subordinated notes	36,374	5,264	—
Bad debt expense	2,031	2,214	4,180
Deferred income taxes and other	(6,772)	(5,634)	13,480
Working capital changes:
Accounts receivable	(21,418)	20,978	11,891
Inventories	(23,103)	20,831	(11,351)
Prepaid expenses and other current assets	(5,970)	78	5,072
Accounts payable and accrued expenses	28,241	(27,143)	(18,540)

Cash provided by operating activities	47,380	54,450	55,096

INVESTING ACTIVITIES:
Capital expenditures	(31,715)	(8,753)	(29,300)
Other	(5,328)	1,399	(4,158)

Cash used in investing activities	(37,043)	(7,354)	(33,458)

FINANCING ACTIVITIES:
Borrowing of long-term debt	275,000	144,452	—
Dividends paid	(2,721)	(634)	(7,562)
Debt issuance costs	(5,930)	(6,301)	—
Repurchase of senior and senior subordinated notes	(279,966)	(138,002)	(22,412)
Premium paid to repurchase senior and senior subordinated notes	(36,374)	(5,264)	—
Purchase of noncontrolling interest	(11,488)	—	—
Proceeds from issuance of common stock	3,103	499	1,479

Cash used in financing activities	(58,376)	(5,250)	(28,495)

Net cash provided by (used in) operating, investing and financing activities	(48,039)	41,846	(6,857)
Effect of exchange rate changes on cash	1,912	1,760	(3,761)

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	(46,127)	43,606	(10,618)
Balance, beginning of year	115,363	71,757	82,375

Balance, end of year	$69,236	$115,363	$71,757

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

In 2007, the Company sold its Fabrics Group business segment to a third party. The Fabrics Group designed, manufactured and marketed fabrics for open plan office furniture systems and commercial interiors. The results of operations and related disposal costs, gains and losses for the Fabrics Group segment are classified as discontinued operations for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in which the Company does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. The Company monitors investments for other than temporary declines in value and makes reductions in carrying values when appropriate. As of January 2, 2011, and January 3, 2010, the Company does not hold significant instruments of this nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples include provisions for returns, bad debts, product claims reserves, rebates, inventory obsolescence and the length of product life cycles, accruals associated with restructuring activities, income tax exposures and valuation allowances, environmental liabilities, and the carrying value of goodwill and property and equipment. Actual results could vary from these estimates.

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

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations. Research and development expense was $13.9 million, $12.7 million and $15.3 million for the years 2010, 2009 and 2008, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. The Company did not hold any significant amounts of short-term investments at January 2, 2011, or January 3, 2010.

Cash payments for interest amounted to approximately $34.3 million, $35.1 million and $32.9 million for the years 2010, 2009 and 2008, respectively. Income tax payments amounted to approximately $13.9 million, $18.6 million and $23.1 million for the years 2010, 2009 and 2008, respectively. During the years 2010, 2009 and 2008, the Company received income tax refunds of $0.8 million, $0.5 million and $0.1 million, respectively.

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

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements — ten to forty years; and furniture and equipment — three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs of approximately $0.6 million, $0.3 million and $1.0 million for the fiscal years 2010, 2009 and 2008, respectively. Depreciation expense amounted to approximately $20.4 million, $20.2 million and $18.8 million for the years 2010, 2009 and 2008, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of the applicable goodwill accounting standards in December 2001, goodwill was amortized on a straight-line basis over the periods benefited, principally twenty-five to forty years. Accumulated amortization amounted to approximately $77.3 million at both January 2, 2011 and January 3, 2010, and cumulative impairment losses recognized were $212.6 million as of both January 2, 2011, and January 3, 2010.

As of January 2, 2011, and January 3, 2010, the net carrying amount of goodwill was $75.2 million and $80.5 million, respectively. Other intangible assets were $2.4 million and $2.8 million as of January 2, 2011, and January 3, 2010, respectively. The Company capitalizes patent defense costs when it determines that a successful defense is probable. The Company capitalized $1.7 million of such costs in 2008. In 2009, the Company received settlements related to patent litigation, and as a result has reduced the carrying value of these patents by the settlement amounts. Any patent defense costs are amortized over the remaining useful life of the patent. Amortization expense related to intangible assets during the years 2010, 2009 and 2008 was $0.4 million, $0.6 million, and $0.9 million, respectively.

During the fourth quarters of 2010, 2009 and 2008, the Company performed the annual goodwill impairment test required by certain accounting standards. The Company performs this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment and at the level of the Bentley Prince Street segment. In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The annual testing indicated no potential of goodwill impairment in 2010 and 2009. In the fourth quarter of 2008, a goodwill impairment of $61.2 million related to the Bentley Prince Street reporting unit was identified due largely to the following factors:

•	The significant decline in the reporting unit’s performance, primarily in the last three months of 2008. This decline also was reflected in the forward projections of the reporting unit’s budgeting process. The

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the fourth quarter of 2010, and therefore no impairment was indicated during the impairment testing. As of January 2, 2011, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company still believes no goodwill impairment would have existed.

The changes in the carrying amounts of goodwill for the year ended January 2, 2011, by operating segment are as follows:

	Balance			Foreign	Balance
	January 3,			Currency	January 2,
	2010	Acquisitions	Impairment	Translation	2011
	(In thousands)

Modular Carpet	$80,519	$—	$—	$(5,280)	$75,239
Bentley Prince Street	—	—	—	—	—

Total	$80,519	$—	$—	$(5,280)	$75,239

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty reserves amounted to $1.6 million and $1.3 million as of January 2, 2011, and January 3, 2010, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results. For further information see the Note entitled “Taxes on Income.”

Fair Values of Financial Instruments

Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt are based on quoted market prices or pricing models using current market rates.

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss). Foreign exchange translation gains (losses) were ($2.2 million), $18.2 million and ($43.5 million) for the years 2010, 2009 and 2008, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding. Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

As of fiscal year 2010, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” Note below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in fiscal years 2010, 2009 and 2008:

	Fiscal Year
	2010	2009	2008

Risk free interest rate	2.1%	1.6%	3.9%
Expected option life	5.75 years	5.5 years	3.25 years
Expected volatility	61%	61%	61%
Expected dividend yield	0.37%	2.6%	0.57%

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of stock options (as of grant date) granted during the years 2010, 2009 and 2008 was $6.86, $1.91 and $6.21, respectively, per share.

Derivative Financial Instruments

Accounting standards require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of January 2, 2011, and January 3, 2010, the Company was not party to any significant derivative instruments.

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

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of January 2, 2011, and January 3, 2010, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires the Company to analyze the financial strengths of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that the Company is unable to collect may be different than the amount initially estimated. The Company’s allowance for doubtful accounts on January 2, 2011, and January 3, 2010, was $9.6 million and $12.3 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year financial statement presentation.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2010,” “2009,” and “2008,” mean the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively. Fiscal year 2009 was comprised of 53 weeks. Fiscal years 2010 and 2008 were each comprised of 52 weeks.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard is not expected to have any significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures. It also clarified existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for certain disclosure requirements effective for the first reporting period beginning after December 15, 2010. The adoption of this standard did not have any significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of vendor-specific objective evidence or third party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The standard will be effective for the Company in the first quarter of 2011. The Company does not believe the adoption of this standard will have a significant impact on its consolidated financial statements.

In June 2009, the FASB issued a new standard which changes the consolidation model for variable interest entities. This standard requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company adopted this standard in the first quarter of 2010 and the adoption did not have any significant impact on its consolidated financial statements.

RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 2, 2011, and January 3, 2010, the allowance for bad debts amounted to approximately $9.6 million and $12.3 million, respectively, for all accounts

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable of the Company. Reserves for sales returns and allowances amounted to $4.5 million and $3.3 million as of January 2, 2011, and January 3, 2010, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have significant assets and liabilities measured at fair value on a recurring basis under applicable accounting standards as of the end of 2010. The Company does have approximately $19.4 million of Company-owned life insurance which is measured on readily determinable cash surrender value on a recurring basis. Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The fair value of long term debt represented by the Company’s 7 5/8% Senior Notes, 11 3/8% Senior Secured Notes and 9.5% Senior Subordinated Notes, based on quoted market prices, was $281.5 million, $8.1 million and $11.5 million, respectively, at January 2, 2011.

INVENTORIES

Inventories are summarized as follows:

	2010	2009
	(In thousands)

Finished goods	$78,303	$65,478
Work-in-process	16,731	15,764
Raw materials	41,732	31,007

	$136,766	$112,249

Reserves for inventory obsolescence amounted to $15.7 million and $17.1 million as of January 2, 2011, and January 3, 2010, respectively, and have been netted against amounts presented above.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2010	2009
	(In thousands)

Land	$7,364	$7,636
Buildings	104,803	110,984
Equipment	335,533	310,134

	447,700	428,754
Accumulated depreciation	(269,908)	(266,485)

	$177,792	$162,269

The estimated cost to complete construction-in-progress for which the Company was committed at January 2, 2011, was approximately $14.4 million.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2010	2009
	(In thousands)

Compensation	$57,625	$44,385
Interest	2,751	9,169
Restructuring	521	1,953
Taxes	6,315	4,096
Accrued purchases	8,800	6,594
Other	36,645	34,946

	$112,657	$101,143

Other non-current liabilities include pension liability of $24.6 million and $28.5 million as of January 2, 2011, and January 3, 2010, respectively (see the discussion below in the Note entitled “Employee Benefit Plans”).

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

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 2, 2011, the Company had no borrowings outstanding under this facility. At January 2, 2011, the Company had $5.4 million outstanding in letters of credit under this facility. As of January 2, 2011, the Company could have incurred $65.6 million of additional borrowings under this facility.

Credit Agreement with ABN AMRO Bank N.V.

The Company’s European subsidiary Interface Europe B.V. and certain of Interface Europe B.V.’s subsidiaries have a Credit Agreement with ABN AMRO Bank N.V. Under the Credit Agreement, ABN AMRO

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides a credit facility, until further notice, for borrowings and bank guarantees in varying aggregate amounts over time as follows:

Maximum Amount
Period	in Euros
(In millions)

October 1, 2010 — September 30, 2011	20
October 1, 2011 — September 30, 2012	14
From October 1, 2012	8

Interest on borrowings under the facility is charged at varying rates computed by applying a margin of 1% over ABN AMRO’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum. Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued. A facility fee of 0.5% per annum is payable with respect to the facility amount. The facility is secured by liens on certain real property, personal property and other assets of the Company’s principal European subsidiaries. The facility also includes certain financial covenants (which require the borrowers and their subsidiaries to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability (and the ability of certain of the borrowers’ subsidiaries) to take certain actions. As of January 2, 2011, there were no borrowings outstanding under this facility.

The Company is presently in compliance with all covenants under this facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

7 5/8% Senior Notes

On December 3, 2010, the Company completed a private offering of $275 million aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”). Interest on the 7 5/8% Senior Notes is payable semi-annually on June 1 and December 1 beginning June 1, 2011. The Company used the net proceeds from the sale of the 7 5/8% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of the 11.375% Senior Secured Notes and approximately $98.5 million aggregate principal amount of the 9.5% Senior Subordinated Notes, pursuant to a tender offer the Company conducted.

The Company may redeem some or all of the 7 5/8% Senior Notes at any time prior to December 1, 2014, at a redemption price equal to 100% of the principal amount plus a make-whole premium. Prior to December 1, 2014, the Company may redeem up to 10% of the aggregate principal amount of the 7 5/8% Senior Notes per 12-month period at a redemption price equal to 103% of the principal amount of the notes redeemed, plus accrued and unpaid interest. In addition, at any time prior to December 1, 2013, the Company may redeem up to 35% of the 7 5/8% Senior Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 107.625% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption. In addition, the notes will become redeemable for cash after December 1, 2014 at the Company’s option, in whole or in part, initially at a redemption price equal to 103.813% of the principal amount, declining to 100% of the principal amount on December 1, 2016, plus accrued interest thereon to the date fixed for redemption. As of January 2, 2011, the balance of the 7 5/8% Senior Notes outstanding was $275 million. The estimated fair value of the 7 5/8% Senior Notes as of January 2, 2011, based on then current market prices, was $281.5 million.

11 3/8% Senior Secured Notes

On June 5, 2009, the Company completed a private offering of $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013. Interest on the 11 3/8% Senior Secured Notes is payable semi-annually on May 1 and November 1 beginning November 1, 2009. The 11 3/8% Senior Secured Notes are

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s domestic subsidiaries. The 11 3/8% Senior Secured Notes are secured by a second-priority lien on substantially all of the Company’s and certain of the Company’s domestic subsidiaries’ assets that secure the Company’s domestic revolving credit facility on a first-priority basis.

The 11 3/8% Senior Secured Notes were sold at a price of 96.301% of their face value, resulting in $144.5 million of gross proceeds. The $5.5 million original issue discount will be amortized over the life of the notes through interest expense. After deducting the initial purchasers’ discount and other fees and expenses associated with the sale, net proceeds were $139.5 million. The Company used $137.4 million of those net proceeds to repurchase $127.2 million aggregate principal amount of its 10.375% Senior Notes pursuant to a tender offer conducted by the Company in 2009. (Included in the $137.4 million used to repurchase the $127.2 million aggregate principal amount of 10.375% Senior Notes were a purchase price premium of $5.7 million and accrued interest of $4.5 million). The remaining $2.1 million of the net proceeds was subsequently used to repay a portion of the $14.6 million of the 10.375% Senior Notes that remained outstanding following the tender offer. (The balance of the 10.375% Senior Notes was repaid at maturity on February 1, 2010.)

The Company may redeem all or a part of the 11 3/8% Senior Secured Notes from time to time at a price equal to 100% of the principal amount plus a make-whole premium. Prior to May 1, 2012, the Company may redeem up to 35% of the 11 3/8% Senior Secured Notes with cash proceeds from specified equity offerings at a price equal to 111.375% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption. As of January 2, 2011, and January 3, 2010, the balance of the 11 3/8% Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $8.0 million and $145.2 million, respectively. The estimated fair value of the 11 3/8% Senior Secured Notes as of January 2, 2011, and January 3, 2010, based on then current market prices, was $8.1 million and $167.1 million, respectively.

10.375% Senior Notes

On January 17, 2002, the Company completed a private offering of $175 million in 10.375% Senior Notes due 2010. Interest is payable semi-annually on February 1 and August 1 beginning August 1, 2002. Proceeds from the issuance of these Notes were used to pay down the revolving credit facility.

The 10.375% Senior Notes (which have now been repaid, as described below) were guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. During 2009, the Company repurchased $138.0 million aggregate principal amount of these notes. As of January 3, 2010 (the end of fiscal year 2009), the Company had outstanding $14.6 million in 10.375% Senior Notes. At January 3, 2010, the estimated fair value of these notes based on then current market prices was approximately $14.5 million. On February 1, 2010, the Company repaid the remaining balance of these notes.

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

These notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior subordinated basis by certain of the Company’s domestic subsidiaries. The notes are redeemable for cash after February 1, 2009, at the Company’s option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on February 1, 2012, plus accrued interest thereon to the date fixed for redemption. As of January 2, 2011, and January 3, 2010, the

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had outstanding $11.5 million and $135 million, respectively, of 9.5% Senior Subordinated Notes due 2014. At January 2, 2011, and January 3, 2010, the estimated fair value of these notes, based on then current market prices, was approximately $11.5 million and $132.3 million, respectively.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $11.9 million of other lines of credit available at interest rates ranging from 1% to 9%. As of January 2, 2011, and January 3, 2010, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

Deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, were $7.1 million and $7.9 million, as of January 2, 2011, and January 3, 2010, respectively. The Company amortizes these costs over the life of the related debt. Expenses related to such costs for the years 2010, 2009 and 2008 amounted to $2.2 million, $1.7 million and $1.4 million, respectively. In addition to these expenses, the years 2010 and 2009 include $4.5 million and $0.2 million, respectively, of expense related to the write-down of debt costs associated with note repurchases.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2010, are as follows:

Fiscal Year	Amount
(In thousands)

2011	$—
2012	—
2013	8,143
2014	11,477
2015	—
Thereafter	275,000

$294,620

PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of January 2, 2011, and January 3, 2010, there were no shares of preferred stock issued.

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

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SHAREHOLDERS’ EQUITY

The Company is authorized to issue 80 million shares of $0.10 par value Class A Common Stock and 40 million shares of $0.10 par value Class B Common Stock. Class A and Class B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. Under the terms of the Class B Common Stock, its special voting rights to elect a majority of the Board members would terminate irrevocably if the total outstanding shares of Class B Common Stock ever comprises less than ten percent of the Company’s total issued and outstanding shares of Class A and Class B Common Stock. On January 2, 2011, the outstanding Class B shares constituted approximately 11.1% of the total outstanding shares of Class A and Class B Common Stock.

The Company’s Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol IFSIA. The Company’s Class B Common Stock is not publicly traded. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis.

Both classes of Common Stock share equally in dividends available to common shareholders. The Company paid dividends totaling $0.0425 per share during 2010, $0.01 per share during 2009 and $0.12 per share during 2008 to each class of Common Stock. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitations contained in the agreement for its primary revolving credit facility and in the indentures for our public indebtedness, each of which specify conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

All treasury stock is accounted for using the cost method.

								Foreign	Non-
					Additional	Retained		Currency	Controlling
	Class A	Class A	Class B	Class B	Paid-in	Earnings	Pension	Translation	Interest in
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Liability	Adjustment	Subsidiary
	(In thousands)

Balance, at December 30, 2007	55,369	$5,534	6,482	$650	$332,650	$(15,159)	$(30,803)	$1,270	$6,974
Net income (loss)	—	—	—	—	—	(40,873)	—	—	1,206
Adoption of new accounting standard	—	—	—	—	—	(2,022)	—	—	—
Conversion of common stock	777	78	(777)	(78)	—	—	—	—	—
Stock issuances under employee plans	233	23	—	—	1,413	—	—	—	—
Other issuances of common stock	—	—	1,090	109	15,251	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(15,289)	—	—	—	—
Forfeitures and compensation expense related to stock awards	—	—	—	—	5,751	—	—	—	—
Dividends paid	—	—	—	—	—	(7,562)	—	—	—
Pension liability adjustment	—	—	—	—	—	—	2,033	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(43,480)	(239)

Balance, at December 28, 2008	56,379	$5,635	6,795	$681	$339,776	$(65,616)	$(28,770)	$(42,210)	$7,941

								Foreign	Non-
					Additional	Retained		Currency	Controlling
	Class A	Class A	Class B	Class B	Paid-in	Earnings	Pension	Translation	Interest in
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Liability	Adjustment	Subsidiary
	(In thousands)

Balance, at December 28, 2008	56,379	$5,635	6,795	$681	$339,776	$(65,616)	$(28,770)	$(42,210)	$7,941
Net income (loss)	—	—	—	—	—	10,918	—	—	846
Conversion of common stock	29	3	(29)	(3)	—	—	—	—	—
Stock issuances under employee plans	113	11	—	—	490	—	—	—	—
Other issuances of common stock	—	—	8	1	114	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(116)	—	—	—	—
Cash dividends paid	—	—	—	—	—	(634)	—	—	—
Forfeitures and compensation expense related to stock awards	—	—	—	—	3,084	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—	(4,416)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	18,153	293

Balance, at January 3, 2010	56,521	$5,649	6,774	$679	$343,348	$(55,332)	$(33,186)	$(24,057)	$9,080

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Foreign	Non-
					Additional	Retained		Currency	Controlling
	Class A	Class A	Class B	Class B	Paid-in	Earnings	Pension	Translation	Interest in
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Liability	Adjustment	Subsidiary
	(In thousands)

Balance, at January 3, 2010	56,521	$5,649	6,774	$679	$343,348	$(55,332)	$(33,186)	$(24,057)	$9,080
Net income (loss)	—	—	—	—	—	8,283	—	—	1,051
Conversion of common stock	159	16	(159)	(16)	—	—	—	—	—
Stock issuances under employee plans	631	64	—	—	2,726	—	—	—	—
Other issuances of common stock	—	—	530	53	6,418	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(6,471)	—	—	—	—
Cash dividends paid	—	—	—	—	—	(2,721)	—	—	—
Forfeitures and compensation expense related to stock awards	—	—	—	—	4,540	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—	1,990	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,212)	458
Dividend to Noncontrolling Interest Partner	—	—	—	—	—	—	—	—	(7,444)
Repurchase of Minority Interest	—	—	—	—	(899)	—	—	—	(3,145)

Balance, at January 2, 2011	57,311	$5,729	7,145	$716	$349,662	$(49,770)	$(31,196)	$(26,269)	$—

Stock Options

The Company has an Omnibus Stock Incentive Plan (“Omnibus Plan”) under which a committee of independent directors is authorized to grant directors and key employees, including officers, options to purchase the Company’s Common Stock. Options are exercisable for shares of Class A or Class B Common Stock at a price not less than 100% of the fair market value on the date of grant. The options become exercisable either immediately upon the grant date or ratably over a time period ranging from one to five years from the date of the grant. The Company’s options expire at the end of time periods ranging from three to ten years from the date of the grant. In May 2006, the shareholders approved an amendment and restatement of the Omnibus Plan. The amendment extended the term of the Omnibus Plan until February 2016, and set the number of shares authorized for issuance or transfer on or after the effective date of the amendment and restatement at 4,250,000 shares, except that each share issued pursuant to an award other than a stock option reduced the number of such authorized shares by two shares. In May 2010, the shareholders approved another amendment and restatement of the Omnibus Plan. This amendment and restatement extended the term of the Omnibus Plan until February 2020, and set the number of shares authorized for issuance or transfer on or after the effective date of the amendment and restatement at 6,558,263 shares, except that each share issued pursuant to an award other than a stock option reduces the number of such authorized shares by 1.33 shares.

Accounting standards require that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award. That cost will be recognized over the period in which the employee is required to provide the services — the requisite service period (usually the vesting period) — in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under accounting standards, the Company is required to select a valuation technique or option pricing model. The Company uses the Black-Scholes model. Accounting standards require that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate and will evaluate actual experience against the assumed forfeiture rate going forward. This expense reduction is not significant to the Company.

The Company recognized stock option compensation expense of $1.2 million in 2010, $1.4 million in 2009, and $0.6 million in 2008. The remaining unrecognized compensation cost related to unvested awards at January 2, 2011, approximated $1.3 million, and the weighted average period of time over which this cost will be recognized is approximately two years. The expense for stock options is included in selling, general and administrative expense on the Company’s consolidated statements of operations, as none of these stock options have been issued to production personnel.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in the past three fiscal years:

	Fiscal Year
	2010	2009	2008

Risk free interest rate	2.1%	1.6%	3.9%
Expected option life	5.75 years	5.5 years	3.25 years
Expected volatility	61%	61%	61%
Expected dividend yield	0.37%	2.6%	0.57%

The weighted average fair value of stock options (as of grant date) granted during the years 2010, 2009 and 2008 was $6.86, $1.91 and $6.21, respectively, per share.

The following table summarizes stock options outstanding as of January 2, 2011, as well as activity during the previous fiscal year:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 3, 2010	1,576,000	$5.75
Granted	239,000	12.59
Exercised	631,000	4.97
Forfeited or cancelled	35,500	6.29

Outstanding at January 2, 2011(a)	1,148,500	$7.51

Exercisable at January 2, 2011(b)	395,000	$8.94

(a)	At January 2, 2011, the weighted-average remaining contractual life of options outstanding was 6.7 years.

(b)	At January 2, 2011, the weighted-average remaining contractual life of options exercisable was 3.4 years.

At January 2, 2011, the aggregate intrinsic values of in-the-money options outstanding and options exercisable were $9.4 million and $2.7 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The intrinsic value of stock options exercised in 2010, 2009 and 2008 was $5.5 million, $0.4 million and $1.7 million, respectively. The cash proceeds related to stock options exercised in 2010, 2009 and 2008 were $3.1 million, $0.5 million and $1.5 million, respectively.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax benefit recognized with respect to stock options during the years 2010, 2009 and 2008 was $0.2 million, $0.2 million and $0.1 million, respectively.

	Options Outstanding			Options Exercisable
		Weighted Average		Number
	Number	Remaining	Weighted	Exercisable at	Weighted
	Outstanding at	Contractual Life	Average	January 2,	Average
Range of Exercise Prices	January 2, 2011	(Years)	Exercise Price	2011	Exercise Price

$1.49 - 3.99	62,000	3.32	$2.55	52,000	$2.71
4.00 - 5.99	655,000	7.55	4.31	151,000	4.39
6.00 - 8.99	25,000	7.05	7.95	5,000	8.64
9.00 - 13.99	229,000	8.82	12.51	30,000	13.01
14.00 - 16.42	177,500	2.76	14.56	157,000	14.61

	1,148,500	6.74	$7.51	395,000	$8.94

Restricted Stock Awards

During fiscal years 2010, 2009 and 2008, the Company granted restricted stock awards totaling 529,000, 27,000 and 1,087,000 shares, respectively, of Class B common stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $2.9 million, $1.8 million and $5.8 million for 2010, 2009 and 2008, respectively. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical data regarding actual forfeitures as well as an estimate of future expected forfeitures under our restricted stock grants.

The following table summarizes restricted stock activity as of January 2, 2011, and during the previous fiscal year:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at January 3, 2010	1,394,000	$13.04
Granted	529,000	12.22
Vested	183,000	7.67
Forfeited or cancelled	—	—

Outstanding at January 2, 2011	1,740,000	$13.04

As of January 2, 2011, the unrecognized total compensation cost related to unvested restricted stock was $11.8 million. That cost is expected to be recognized by the end of 2013.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax benefit recognized with respect to restricted stock during the years 2010, 2009 and 2008 was $0.7 million, $0.2 million and $1.4 million, respectively.

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

	Fiscal Year
	2010	2009	2008

Earnings (loss) per share from continuing operations:
Basic earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.04	$0.01	$(0.12)
Undistributed earnings	0.10	0.18	(0.46)

	$0.14	$0.19	$(0.58)

Diluted earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.04	$0.01	$(0.12)
Undistributed earnings	0.10	0.18	(0.46)

	$0.14	$0.19	$(0.58)

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year
	2010	2009	2008

Loss per share from discontinued operations:
Basic earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$—	$—	$—
Undistributed earnings	(0.01)	(0.01)	(0.08)
Diluted earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$—	$—	$—
Undistributed earnings	(0.01)	(0.01)	(0.08)
Basic earnings (loss) per share attributable to Interface, Inc. common shareholders	$0.13	$0.17	$(0.67)
Diluted earnings (loss) per share attributable to Interface, Inc. common shareholders	$0.13	$0.17	$(0.67)

The following table presents income (loss) from continuing operations and net income (loss) attributable to Interface, Inc. that was attributable to participating securities:

	Fiscal Year
	2010	2009	2008
	(In millions)

Income (Loss) from Continuing Operations	$0.3	$0.3	$(0.9)
Net Income (Loss) Attributable to Interface, Inc.	0.2	0.2	(1.0)

As discussed above, participating securities were not included in the determination of EPS for 2008, as their inclusion would be anti-dilutive.

The weighted average shares for basic and diluted EPS were as follows:

	Fiscal Year
	2010	2009	2008
	(In thousands)

Weighted Average Shares Outstanding	62,054	61,819	61,439
Participating Securities	1,740	1,394	—

Shares for Basic Earnings (Loss) Per Share	63,794	63,213	61,439
Dilutive Effect of Stock Options	468	95	—

Shares for Diluted Earnings (Loss) Per Share	64,262	63,308	61,439

In 2008, the Company was in a loss from continuing operations, and as a result, any potential common shares would have been anti-dilutive and therefore are not included in the calculation. In 2010 and 2009, certain outstanding stock options were not included in the determination of diluted earnings per share as their impact would be anti-dilutive. The following table shows the shares excluded from the dilutive EPS calculation for all periods presented.

	Fiscal Year
	2010	2009	2008
	(In thousands)

Participating securities excluded	—	—	1,550
Options excluded	357	302	679

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RESTRUCTURING CHARGES

2010 Restructuring Plan

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

A summary of these restructuring activities is presented below:

	Total	Costs
	Restructuring	Incurred	Balance at
	Charge	In 2010	January 2, 2011
(In thousands)

Workforce reduction	$3,131	$2,674	$457

The table below details these restructuring activities by segment:

	Modular	Bentley
	Carpet	Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$2,951	$180	$—	$3,131
Cumulative amounts incurred to date	2,494	180	—	2,674
Total amounts incurred in 2010	2,494	180	—	2,674

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

A summary of these restructuring activities is presented below:

	Total	Costs	Costs
	Restructuring	Incurred	Incurred	Balance at
	Charges	in 2009	in 2010	Jan. 2, 2011
	(In thousands)

Facilities consolidation	$970	$970	$—	$—
Workforce reduction	5,873	3,920	1,889	64
Other charges	784	784	—	—

	$7,627	$5,674	$1,889	$64

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below details these restructuring activities by segment:

	Modular	Bentley
	Carpet	Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$6,865	$762	$—	$7,627
Cumulative amounts incurred to date	6,801	762	—	7,563
Total amounts incurred in 2010	1,889	—	—	1,889

2008 Restructuring Plan

In the fourth quarter of 2008, the Company committed to a restructuring plan intended to reduce costs across its worldwide operations, and more closely align the Company’s operations with demand levels. The reduction of the demand levels was primarily a result of the worldwide recession and the associated delays and reductions in the number of construction projects where the Company’s carpet products are used. The plan primarily consisted of ceasing manufacturing operations at its facility in Belleville, Canada, and reducing its worldwide employee base by a total of approximately 530 employees in the areas of manufacturing, sales and administration. In connection with the restructuring plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $11.0 million. The Company records its restructuring accruals under the provisions of applicable accounting standards. The restructuring charge was comprised of employee severance expense of $7.8 million, impairment of assets of $2.6 million, and other exit costs of $0.7 million (primarily related to lease exit costs and other closure activities). Approximately $8.3 million of the restructuring charge resulted in cash expenditures, primarily severance expense.

A summary of these restructuring activities is presented below:

	Total	Costs	Costs
	Restructuring	Incurred	Incurred	Balance at 01/3/10
	Charge	During 2008	During 2009	and 1/2/11
	(In thousands)

Facilities consolidation	$2,559	$2,559	$—	$—
Workforce reduction	7,751	1,464	6,287	—
Other charges	665	—	665	—

	$10,975	$4,023	$6,952	$—

The table below details these restructuring activities by segment:

	Modular	Bentley
	Carpet	Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$10,710	$120	$145	$10,975
Cumulative amounts incurred to date	10,710	120	145	10,975
Total amounts incurred in 2010	—	—	—	—

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TAXES ON INCOME

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	Fiscal Year
	2010	2009	2008
	(In thousands)

Current expense/(benefit):
Federal	$(62)	$394	$100
Foreign	12,617	11,890	20,844
State	530	542	456

	13,085	12,826	21,400

Deferred expense/(benefit):
Federal	(9,510)	(3,403)	15,732
Foreign	994	(875)	1,820
State	(533)	315	1,386

	(9,049)	(3,963)	18,938

	$4,036	$8,863	$40,338

Income tax expense (benefit) is included in the accompanying consolidated statements of operations as follows:

	Fiscal Year
	2010	2009	2008
	(In thousands)

Continuing operations	$4,494	$9,352	$43,040
Loss from discontinued operations	(458)	(489)	(2,702)

	$4,036	$8,863	$40,338

Income (loss) from continuing operations before taxes on income consisted of the following:

	Fiscal Year
	2010	2009	2008
	(In thousands)

U.S. operations	$(32,270)	$(8,809)	$(59,400)
Foreign operations	46,834	30,834	67,927

	$14,564	$22,025	$8,527

Deferred income taxes for the years ended January 2, 2011, and January 3, 2010, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At January 2, 2011, the Company had approximately $131.1 million in federal net operating loss carryforwards from continuing operations, with expiration dates through 2030, of which $18.9 million is from share-based payment awards. In accordance with applicable accounting standards, a financial statement benefit has not been recorded for the net operating loss related to the share-based payment awards. The Company’s foreign subsidiaries had approximately $3 million in net operating losses available for an unlimited carryforward period. The Company expects to utilize all of its federal and foreign carryforwards prior to their

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiration. The Company had approximately $137.5 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2030. The Company had provided a valuation allowance against $77.7 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $165 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2010		2009
	Assets	Liabilities	Assets	Liabilities
	(In thousands)

Basis differences of property and equipment	$—	$9,113	$—	$9,089
Basis difference of intangible assets	—	411	—	568
Foreign currency loss	—	2,672	—	2,671
Net operating loss carryforwards	47,850	—	41,332	—
Valuation allowances on net operating loss carryforwards	(5,403)	—	(2,758)	—
Deferred compensation	17,068	—	15,978	—
Basis difference of prepaids, accruals and reserves	9,979	—	8,187	—
Pensions	1,896	—	3,498	—
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	—	3,714	—	7,388
Basis difference of other assets and liabilities	41	—	39	—

	$71,431	$15,910	$66,276	$19,716

Deferred tax assets and liabilities are included in the accompanying balance sheets as follows:

	Fiscal Year
	2010	2009
	(In thousands)

Deferred income taxes (current asset)	$10,062	$9,379
Deferred tax asset (non-current asset)	53,022	44,210
Deferred income taxes (non-current liabilities)	(7,563)	(7,029)

	$55,521	$46,560

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at January 2, 2011.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate from continuing operations was 30.9%, 42.5% and 504.7% for fiscal years 2010, 2009 and 2008, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 35% to the Company’s actual income tax expense:

	Fiscal Year
	2010	2009	2008
	(In thousands)

Income taxes at U.S. federal statutory rate	$5,097	$7,709	$2,984
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	(1,713)	438	194
Non-deductible goodwill impairment	—	—	21,415
Non-deductible business expenses	354	315	385
Non-deductible employee compensation	399	399	763
Tax effects of Company owned life insurance	(1,281)	(1,380)	1,982
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	960	1,075	13,262
Foreign and U.S. tax effects attributable to foreign operations	(491)	1,058	1,318
Nondeductible loss on sale of subsidiary	—	—	82
Valuation allowance additions — State NOL	1,717	109	942
Income attributable to noncontrolling interest in subsidiary	(368)	(296)	(422)
Other	(180)	(75)	135

Income tax expense	$4,494	$9,352	$43,040

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. as determination of the amount of unrecognized deferred U.S. income tax liability related to the indefinitely reinvested earnings is not practicable because of the complexities associated with its hypothetical calculation. Beginning in 2008, the Company has provided for approximately $14.3 million in U.S. federal and state income taxes and approximately $1.0 million in foreign withholding taxes on approximately $41.6 million of undistributed earnings from foreign subsidiaries that were no longer deemed to be indefinitely reinvested outside of the U.S. During 2009 and 2010, the Company repatriated $20.2 million and $12.2 million, respectively, of these undistributed earnings on which the Company had provided $11 million in U.S. federal and state income taxes and $0.8 million in foreign withholding taxes. At January 2, 2011, the Company has provided for approximately $3.3 million in U.S. federal and state income taxes and approximately $0.2 million in foreign withholding taxes on approximately $9.2 million of the remaining undistributed earnings that it anticipates repatriating in the foreseeable future. At January 2, 2011, approximately $200 million of undistributed earnings of the Company’s foreign subsidiaries are deemed to be indefinitely reinvested outside of the U.S., on which withholding taxes of approximately $4.2 million would be payable upon remittance.

As of January 2, 2011 and January 3, 2010, the Company had $8.2 million and $9.6 million, respectively, of unrecognized tax benefits. The reduction of unrecognized tax benefits in 2010 was primarily attributable to a decrease of approximately $2.1 million related to its foreign tax positions taken in prior years which was partially offset by an increase of approximately $0.7 million related to its foreign tax positions taken in the current year. If the $8.2 million of unrecognized tax benefits as of January 2, 2011 are recognized, there would be a favorable impact on the Company’s effective tax rate in future periods. If the unrecognized tax benefits are not favorably settled, $7.9 million of the total amount of unrecognized tax benefits would require the use of cash in future periods.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of January 2, 2011, the Company had accrued interest and penalties of $1.1 million, which is included in the total unrecognized tax benefit noted above.

The Company’s federal income tax returns are subject to examination for the years 2003 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2005 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2003 to the present.

In August 2006, the Canadian tax authorities (“CRA”) proposed a reassessment of taxable income for transfer pricing related adjustments for the years 2001 and 2002. In November 2006, the Company filed a submission with the CRA to set aside the reassessment of taxable income. In September 2008, the CRA issued a final notice of reassessment of tax, including interest, of approximately $0.9 million for the years 2001 and 2002. In December 2008, the Company filed an objection to the notice of reassessment of tax with the CRA. In May 2009, the Company filed a Joint Request for Competent Authority Assistance Pursuant to the Mutual Agreement Procedure (“MAP”) under the Canada-U.S. 1980 Tax Convention. In November 2010, the Company received notice from the Canadian Competent Authority Services Division that an agreement had been reached between the U.S. and Canadian Competent Authorities to reverse in its entirety the CRA audit initiated adjustments with respect to the transfer pricing related adjustments for the years 2001 and 2002. As a result, during 2010, the Company reduced its liability for unrecognized tax benefits relating to this reassessment.

In late February 2008, the Company filed with the CRA and the Internal Revenue Service (“IRS”) an application for a Canada — U.S. bilateral advanced pricing agreement (“BAPA”) with respect to certain intercompany transactions (“Covered Transactions”) between Interface, Inc. (including its U.S. subsidiaries) and its Canadian subsidiary. The BAPA request covers, at minimum, tax years 2006 through 2010, with a possibility of appending additional prospective years or qualifying rollback years for earlier periods. During 2008, the Company was accepted into the BAPA program by both the CRA and the IRS. In late December 2008, the Company made the decision to discontinue manufacturing at its facility in Canada, thus affecting the majority of the Covered Transactions. During 2009, the CRA and the IRS substantially completed their due diligence and the Company is anticipating a negotiated resolution from those agencies in the near future. The Company has included in its liability for unrecognized tax benefits an amount it estimates will more likely than not result from the conclusion of the BAPA. However, due to the nature of the BAPA process, the timing and outcome of the BAPA is subject to considerable variation and the ultimate outcome of this process could result in an amount significantly different from the Company’s estimate.

Management believes changes to our unrecognized tax benefits that are reasonably possible in the next 12 months, other than the conclusion of the Canada — U.S. BAPA noted above, will not have a significant impact on our financial positions or results of operations. The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Year
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$9,551	$7,455	$7,713
Increases related to tax positions taken during the current year	718	1,685	595
Increases related to tax positions taken during the prior years	538	1,118	1,106
Decreases related to tax positions taken during the prior years	—	(157)	(1,479)
Decreases related to settlements with taxing authorities	(1,778)	—	—
Decreases related to lapse of applicable statute of limitations	(712)	(892)	—
Changes due to foreign currency translation	(158)	342	(480)

Balance at end of year	$8,159	$9,551	$7,455

DISCONTINUED OPERATIONS

As discussed below in the Note entitled “Sale of Fabrics Business,” in 2007, the Company sold its Fabrics Group business segment. Therefore, the results for the Fabrics Group business segment have been reported as discontinued operations. The expenses of discontinued operations during the years 2010 and 2009 related to the settlement of liabilities in those years that were in existence as of the date of the sale of the Company’s discontinued operations. The expenses in 2008 related primarily to application of a full reserve to a deferred purchase price receivable from the sale of the Company’s Fabrics Group business segment that was determined to be uncollectable. See the Note below entitled “Sale of Fabrics Business” for further information on this charge.

Summary operating results for the discontinued operations are as follows:

	Fiscal Year
	2010	2009	2008
	(In thousands)

Net sales	$—	$—	$—
Loss on operations before taxes	(1,194)	(1,398)	(7,856)
Taxes on income (benefit)	(458)	(489)	(2,702)
Loss on operations, net of tax	(736)	(909)	(5,154)

Assets and liabilities, including reserves, related to discontinued businesses that were held for sale consist of the following:

	Fiscal Year
	2010	2009
	(In thousands)

Current assets	$—	$—
Property and equipment	1,200	1,500
Other assets	—	—
Current liabilities	—	—
Other liabilities	—	—

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At January 2, 2011, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

Fiscal Year	Amount
(In thousands)

2011	$17,938
2012	14,847
2013	13,086
2014	7,794
2015	3,364
Thereafter	3,110

$60,139

The totals above exclude minimum lease payments of $0.1 million in 2011 related to discontinued operations.

Rental expense amounted to approximately $23.9 million, $28.8 million and $28.1 million, for the years 2010, 2009 and 2008, respectively. This excludes rental expenses of approximately $0.1 million, $0.5 million and $0.7 million for the years 2010, 2009 and 2008, respectively, related to discontinued operations.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $2.1 million, $0.9 million and $2.5 million for the years 2010, 2009 and 2008, respectively, for continuing operations. No discretionary contributions were made in 2010, 2009 or 2008.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the Rabbi Trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $18.6 million at January 2, 2011. The Company invested the deferrals in insurance instruments with readily determinable cash surrender values.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $1.8 million, $4.2 million and $3.4 million for the years 2010, 2009 and 2008, respectively. Plan assets are primarily invested in equity and fixed income securities. The Company uses a year-end measurement date for the plans. As of January 2, 2011, for the European plans, the Company had a net liability recorded of $6.6 million, an amount equal to their unfunded status, and has recorded in Other Comprehensive Income an amount equal to $27.5 million (net of taxes) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards

	Fiscal Year
	2010	2009
	(In thousands)

Change in benefit obligation
Benefit obligation, beginning of year	$212,339	$171,247
Service cost	357	2,760
Interest cost	10,873	10,456
Benefits paid	(13,032)	(9,698)
Actuarial loss (gain)	11,842	24,490
Member contributions	542	552
Currency translation adjustment	(10,543)	12,532

Benefit obligation, end of year	$212,378	$212,339

Change in plan assets
Plan assets, beginning of year	$200,302	$162,604
Actual return on assets	23,117	29,165
Company contributions	5,647	5,794
Member contributions	291	1,096
Benefits paid	(13,032)	(9,836)
Currency translation adjustment	(10,515)	11,479

Plan assets, end of year	$205,810	$200,302

Reconciliation to balance sheet
Funded status (benefit liability)	$(6,568)	$(12,037)

Net amount recognized	$(6,568)	$(12,037)

Amounts recognized in accumulated other comprehensive income (after tax)
Unrecognized actuarial loss	$26,659	$28,965
Unamortized prior service costs	870	1,006

Total amount recognized	$27,529	$29,971

The above disclosure represents the aggregation of information related to the Company’s two defined benefit plans which cover many of its European employees. As of January 2, 2011, and January 3, 2010, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had an accumulated benefit obligation in excess of the plan assets. The other plan, which covers certain employees in

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Europe (the “Europe Plan”), had assets in excess of the accumulated benefit obligation. The following table summarizes this information as of January 2, 2011, and January 3, 2010.

	2010	2009
	(In thousands)

UK Plan
Projected Benefit Obligation	$153,928	$153,020
Accumulated Benefit Obligation	153,928	153,020
Plan Assets	142,491	136,166
Europe Plan
Projected Benefit Obligation	$58,450	$59,320
Accumulated Benefit Obligation	56,810	51,741
Plan Assets	63,319	64,136

	Fiscal Year
	2010	2009	2008
	(In thousands)

Components of net periodic benefit cost
Service cost	$357	$2,841	$3,190
Interest cost	10,873	10,456	12,593
Expected return on plan assets	(11,058)	(10,809)	(13,640)
Amortization of prior service cost	89	93	46
Recognized net actuarial (gains)/losses	1,566	1,626	1,250
Amortization of transition asset	—	—	—

Net periodic benefit cost	$1,827	$4,207	$3,439

For 2011, it is estimated that approximately $0.7 million of expenses related to the amortization of unrecognized items will be included in the net periodic benefit cost. During 2010, other comprehensive income was impacted by approximately $1.2 million, comprised of actuarial gain of approximately $0.2 million and amortization loss of $1.0 million. These two factors would have led to an increase in accumulated other comprehensive income of $1.2 million, net of tax; however, the actual net change in accumulated other comprehensive income related to this plan, after tax, was a $2.4 million increase in accumulated other comprehensive income. The primary reason for the overall net decrease is the strengthening of the U.S. dollar versus the British pound and euro as of the end of 2010 versus 2009.

	Fiscal Year
	2010	2009	2008

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.6%	6.2%	5.8%
Expected return on plan assets	6.6%	6.2%	6.2%
Rate of compensation	2.0%	3.6%	4.3%
Weighted average assumptions used to determine benefit obligations
Discount rate	5.3%	5.4%	6.0%
Rate of compensation	2.0%	2.0%	3.1%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s foreign defined benefit plans’ accumulated benefit obligations were in excess of the fair value of the plans’ assets. The projected benefit obligations, accumulated benefit obligations and fair value of these plan assets are as follows:

	Fiscal Year
	2010	2009
	(In thousands)

Projected benefit obligation	$212,378	$212,339
Accumulated benefit obligations	210,738	204,761
Fair value of plan assets	205,810	200,302

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at January 2, 2011, or January 3, 2010.

The Company’s actual weighted average asset allocations for 2010 and 2009, and the targeted asset allocation for 2011, of the foreign defined benefit plans by asset category, are as follows:

	Fiscal Year
	2011	2010	2009
	Target Allocation	Percentage of Plan Assets at Year End

Asset Category:
Equity Securities	70 - 85%	68%	71%
Debt Securities	25 - 35%	28%	25%
Other	0 - 5%	4%	4%

	100%	100%	100%

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

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table sets forth by level within the fair value hierarchy the Plan assets at fair value, as of January 2, 2011. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Pension Plan Assets by
	Category as of January 2, 2011
	Europe Plan	UK Plan	Total
	(In thousands)

Level 1	$63,318	$135,007	$198,325
Level 2	—	—	—
Level 3	—	7,485	7,485

Total	$63,318	$142,492	$205,810

The assets identified as level 3 above relate to insured annuities held by the UK Plan. The fair value of these assets was calculated using the present value of the future pension payments due under the insurance policies. The table below indicates the change in value related to these level 3 assets during 2010:

(In thousands)

Balance of level 3 assets, beginning of year	$7,743
Interest cost	394
Benefits paid	(1,055)
Actuarial gain	716
Translation adjustment	(313)

Ending Balance of level 3 assets	$7,485

During 2011, the Company expects to contribute $5.4 million to the plan trust and $10.7 million in the form of direct benefit payments for its foreign defined benefit plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

Fiscal Year	Expected Payments
(In thousands)

2011	$10,656
2012	10,858
2013	11,038
2014	11,222
2015	11,474
2016-2020	62,156

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

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Fiscal Year
	2010	2009
	(In thousands)

Change in benefit obligation
Benefit obligation, beginning of year	$17,474	$17,108
Service cost	342	324
Interest cost	1,121	1,083
Benefits paid	(1,024)	(1,024)
Actuarial loss (gain)	1,095	(17)

Benefit obligation, end of year	$19,008	$17,474

The amounts recognized in the consolidated balance sheets are as follows:

	2010	2009
	(In thousands)

Current liabilities	$1,024	$1,024
Non-current liabilities	17,984	16,450

	$19,008	$17,474

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	2010	2009
	(In thousands)

Unrecognized actuarial loss	$3,427	$2,823
Unrecognized transition asset	136	262
Unamortized prior service cost	104	130

	$3,667	$3,215

The accumulated benefit obligation related to the SCP was $16.1 million and $14.9 million as of January 2, 2011, and January 3, 2010, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008
	(In thousands, except for weighted average assumptions)

Assumptions used to determine net periodic benefit cost
Discount rate	6.0%	6.0%	6.0%
Rate of compensation	4.0%	4.0%	4.0%
Assumptions used to determine benefit obligations
Discount rate	5.5%	6.0%	6.0%
Rate of compensation	4.0%	4.0%	4.0%
Components of net periodic benefit cost
Service cost	$342	$324	$268
Interest cost	1,121	1,083	950
Amortizations	545	545	563

Net periodic benefit cost	$2,008	$1,952	$1,781

The changes in other comprehensive income during 2010 related to this Plan were approximately $0.4 million, after tax, comprised of a net loss during the period of $0.7 million, amortization of loss of $0.2 million and amortization of transition obligation of $0.1 million.

For 2011, the Company estimates that approximately $0.4 million of expenses, after tax, related to the amortization of unrecognized items will be included in net periodic benefit cost for the SCP.

During 2010, the Company contributed $1.0 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

Fiscal Year	Expected Payments
(In thousands)

2011	$1,024
2012	1,024
2013	1,024
2014	1,079
2015	1,079
2016 - 2020	6,246

SALE OF FABRICS BUSINESS

In 2007, the Company sold its Fabrics Group business segment to a third party. The purchase price for the business segment was $67.2 million, after working capital and certain other adjustments. Of this $67.2 million, $6.5 million represented deferred compensation which would be remitted to the Company upon the achievement of certain performance criteria by the disposed segment over the 18 months following the sale. In 2008, the Company determined that the receipt of the deferred amount was less than probable and therefore incurred an after-tax charge of $4.2 million related to a full reserve against the deferred amount.

Current and prior periods have been restated to include the results of operations and related disposal costs, gains and losses for these fabrics businesses as discontinued operations. In addition, assets and liabilities of these businesses have been reported in assets and liabilities held for sale for all periods presented.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IMPAIRMENT OF GOODWILL

During the fourth quarters of 2010, 2009 and 2008, the Company performed the annual goodwill impairment test required by accounting standards. The Company performs this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment and at the level of the Bentley Prince Street segment. In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. For the Company’s reporting units which carried a goodwill balance as of January 2, 2011, no impairment of goodwill was indicated. In the fourth quarter of 2008, a goodwill impairment of $61.2 million related to the Bentley Prince Street reporting unit was identified due largely to the following factors:

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

Each of the Company’s reporting units which carry goodwill balances maintained fair values in excess of their respective carrying values as of the fourth quarter of 2010, and therefore no impairment was indicated during their testing. As of January 2, 2011, if the Company’s estimates of the fair values of its reporting units were 10% lower, the Company still believes no goodwill impairment would have existed.

DIVIDEND AND PURCHASE TRANSACTION INVOLVING NON-CONTROLLING INTEREST PARTNER

In the third quarter of 2010, the Company’s Thailand manufacturing joint venture paid dividends on a pro rata basis to its shareholders, including a dividend to the non-controlling interest partner in the joint venture. All operations, assets and liabilities of this joint venture are currently and have been previously consolidated by the Company. The dividend paid to the non-controlling interest partner was $7.5 million and had the effect of lowering the non-controlling interest in subsidiary balance as presented in the Company’s balance sheet.

On November 3, 2010, the Company purchased the shares of the Thailand manufacturing joint venture that were held by the non-controlling interest partner for approximately $4.0 million. After this purchase, the Company now owns all of the shares of the Thailand venture. The amount paid for the shares was greater than the carrying value of the non-controlling interest by approximately $0.9 million. In accordance with applicable accounting standards, this excess was recorded as a reduction of additional paid-in capital.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEGMENT INFORMATION

Based on the quantitative thresholds specified by accounting standards, the Company has determined that it has two reportable segments: (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, as well as its Intersept antimicrobial sales and licensing program, and (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses. In 2007, the Company sold its former Fabrics Group business segment. Accordingly, the Company has included the operations of the former Fabrics Group business segment in discontinued operations.

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

SEGMENT DISCLOSURES

Summary information by segment follows:

	Modular	Bentley Prince
	Carpet	Street	Total
	(In thousands)

2010
Net sales	$862,314	$99,513	$961,827
Depreciation and amortization	17,154	2,215	19,369
Operating income (loss)	102,190	(3,215)	98,975
Total assets	555,700	54,324	610,024
2009
Net sales	$765,264	$94,624	$859,888
Depreciation and amortization	17,429	2,435	19,864
Operating income (loss)	68,134	(7,718)	60,416
Total assets	508,119	53,829	561,948
2008
Net sales	$946,816	$135,528	$1,082,344
Depreciation and amortization	15,591	2,396	17,987
Operating income (loss)	109,299	(61,379)	47,920
Total assets	501,524	68,389	569,913

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts are as follows:

	Fiscal Year
	2010	2009	2008
	(In thousands)

DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$19,369	$19,864	$17,987
Corporate depreciation and amortization	8,558	5,325	5,677

Reported depreciation and amortization	$27,927	$25,189	$23,664

OPERATING INCOME
Total segment operating income	$98,975	$60,416	$47,920
Corporate expenses, income and eliminations	(6,246)	2,578	(6,261)

Reported operating income	$92,729	$62,994	$41,659

ASSETS
Total segment assets	$610,024	$561,948
Assets held for sale	1,200	1,500
Corporate assets and eliminations	144,209	163,791

Reported total assets	$755,433	$727,239

ENTERPRISE-WIDE DISCLOSURES

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales in foreign markets in 2010, 2009 and 2008 were 49.9%, 49.5% and 52.5%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. With the exception of the United States and the United Kingdom (and Australia in 2010), no one country represented more than 10% of the Company’s net sales. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	Fiscal Year
	2010	2009	2008
	(In thousands)

SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$461,843	$434,305	$506,994
United Kingdom	92,606	105,370	146,959
Australia	98,322	64,979	74,923
Other foreign countries	309,056	255,234	353,468

Net sales	$961,827	$859,888	$1,082,344

LONG-LIVED ASSETS(2)
United States	$84,747	$80,422
United Kingdom	18,642	21,346
Netherlands	18,040	20,354
Australia	25,014	21,980
Other foreign countries	31,349	18,167

Total long-lived assets	$177,792	$162,269

(1)	Revenue attributed to geographic areas is based on the location of the customer.
(2)	Long-lived assets include tangible assets physically located in foreign countries.

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

	Fiscal Year 2010
	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter(2)
	(In thousands, except per share data)

Net sales	$217,191	$226,587	$252,724	$265,325
Gross profit	73,374	80,134	89,480	93,773
Income (loss) from continuing operations	2,106	8,008	12,342	(12,386)
Loss from discontinued operations	—	—	—	(736)
Net income (loss) attributable to Interface, Inc.	1,870	7,632	12,078	(13,297)
Basic income (loss) per share attributable to Interface, Inc. common shareholders:
Income (loss) from continuing operations	$0.03	$0.12	$0.19	$(0.20)
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) attributable to Interface, Inc.	0.03	0.12	0.19	(0.21)
Diluted income (loss) per share attributable to Interface, Inc. common shareholders:
Income (loss) from continuing operations	$0.03	$0.12	$0.19	$(0.20)
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) attributable to Interface, Inc.	0.03	0.12	0.19	(0.21)
Share prices
High	$11.90	$14.42	$14.65	$17.15
Low	7.05	10.08	10.34	13.90

(1)	Results for the first quarter of 2010 including restructuring charges of $3.1 million and bond retirement expenses of $1.1 million.

(2)	Results for the fourth quarter of 2010 include bond retirement expenses of $43.3 million.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$199,308	$211,297	$218,364	$230,919
Gross profit	63,169	69,106	72,412	78,330
Income (loss) from continuing operations	(3,373)	3,799	5,690	6,558
Loss from discontinued operations	(650)	—	—	(259)
Net income (loss) attributable to Interface, Inc.	(4,152)	3,666	5,457	5,948
Basic income (loss) per share attributable to Interface, Inc. common shareholders:
Income (loss) from continuing operations	$(0.06)	$0.06	$0.09	$0.10
Loss from discontinued operations	(0.01)	—	—	(0.01)
Net income (loss) attributable to Interface, Inc.	(0.07)	0.06	0.09	0.09
Diluted income (loss) per share attributable to Interface, Inc. common shareholders:
Income (loss) from continuing operations	$(0.06)	$0.06	$0.09	$0.10
Loss from discontinued operations	(0.01)	—	—	(0.01)
Net income (loss) attributable to Interface, Inc.	(0.07)	0.06	0.09	0.09
Share prices
High	$5.12	$7.02	$9.01	$8.99
Low	1.45	3.08	5.22	6.90

(1)	Results for the first quarter of 2009 include restructuring charges of $5.7 million.

(2)	Results for the second quarter of 2009 include (i) income from litigation settlements of $5.9 million, (ii) restructuring charges of $1.9 million, and (iii) bond retirement expenses of $6.1 million.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The “guarantor subsidiaries,” which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 11 3/8% Senior Secured Notes due 2013, its 9.5% Senior Subordinated Notes due 2014 and its 7 5/8% Senior Notes due 2018. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

STATEMENT OF OPERATIONS FOR YEAR 2010

			Interface, Inc.	Consolidation and
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals
	(In thousands)

Net sales	$620,994	$484,195	$—	$(143,362)	$961,827
Cost of sales	462,983	305,445	—	(143,362)	625,066

Gross profit on sales	158,011	178,750	—	—	336,761
Selling, general and administrative expenses	102,214	117,173	21,514	—	240,901
Restructuring charges	418	2,713	—	—	3,131

Operating income (loss)	55,379	58,864	(21,514)	—	92,729
Interest/Other expense	27,070	12,572	(5,856)	—	33,786
Bond retirement expenses	—	—	44,379	—	44,379

Income (loss) before taxes on income and equity in income of subsidiaries	28,309	46,292	(60,037)	—	14,564
Income tax expense (benefit)	11,251	18,225	(24,982)	—	4,494
Equity in income (loss) of subsidiaries	—	—	43,338	(43,338)	—

Income (loss) from continuing operations	17,058	28,067	8,283	(43,338)	10,070
Income (loss) on discontinued operations, net of tax	—	(736)	—	—	(736)

Net income (loss)	17,058	27,331	8,283	(43,338)	9,334
Income attributable to non-controlling interest in subsidiary	—	(1,051)	—	—	(1,051)

Net income (loss) attributable to Interface, Inc.	$17,058	$26,280	$8,283	$(43,338)	$8,283

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF OPERATIONS FOR YEAR 2009

			Interface, Inc.	Consolidation and
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals
	(In thousands)

Net sales	$542,871	$428,090	$—	$(111,073)	$859,888
Cost of sales	405,313	282,631	—	(111,073)	576,871

Gross profit on sales	137,558	145,459	—	—	283,017
Selling, general and administrative expenses	90,105	108,911	19,306	—	218,322
Income from litigation settlements	—	—	(5,926)	—	(5,926)
Restructuring charges	3,960	3,667	—	—	7,627

Operating income (loss)	43,493	32,881	(13,380)	—	62,994
Interest/Other expense	20,804	7,498	6,571	—	34,873
Bond retirement expenses	—	—	6,096	—	6,096

Income (loss) before taxes on income and equity in income of subsidiaries	22,689	25,383	(26,047)	—	22,025
Income tax expense (benefit)	8,738	9,030	(8,416)	—	9,352
Equity in income (loss) of subsidiaries	—	—	28,549	(28,549)	—

Income (loss) from continuing operations	13,951	16,353	10,918	(28,549)	12,673
Income (loss) on discontinued operations, net of tax	(259)	(650)	—	—	(909)

Net income (loss)	13,692	15,703	10,918	(28,549)	11,764
Income attributable to non-controlling interest in subsidiary	—	(846)	—	—	(846)

Net income (loss) attributable to Interface, Inc.	$13,692	$14,857	$10,918	$(28,549)	$10,918

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF OPERATIONS FOR YEAR 2008

			Interface, Inc.	Consolidation &
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals
	(In thousands)

Net sales	$632,566	$564,008	$—	$(114,230)	$1,082,344
Cost of sales	464,450	360,079	—	(114,230)	710,299

Gross profit on sales	168,116	203,929	—	—	372,045
Selling, general and administrative expenses	107,696	121,561	28,941	—	258,198
Impairment of goodwill	61,213	—	—	—	61,213
Restructuring charge	7,482	3,348	145	—	10,975

Operating income (loss)	(8,275)	79,020	(29,086)	—	41,659

Interest/Other expense	16,406	15,418	1,308	—	33,132

Income (loss) before taxes on income and equity in income of subsidiaries	(24,681)	63,602	(30,394)	—	8,527
Income tax expense (benefit)	12,594	21,386	9,060	—	43,040
Equity in income (loss) of subsidiaries	—	—	(1,419)	1,419	—

Income (loss) from continuing operations	(37,275)	42,216	(40,873)	1,419	(34,513)
Income (loss) on discontinued operations, net of tax	(5,154)	—	—	—	(5,154)

Net income (loss)	(42,429)	42,216	(40,873)	1,419	(39,667)
Net income attributable to noncontrolling interest in subsidiary	—	(1,206)	—	—	(1,206)

Net income (loss) attributable to Interface, Inc.	$(42,429)	$41,010	$(40,873)	$1,419	$(40,873)

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEET AS OF JANUARY 2, 2011

			Interface, Inc.	Consolidation and
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$1,086	$32,601	$35,549	$—	$69,236
Accounts receivable	68,831	81,805	827	—	151,463
Inventories	66,747	70,019	—	—	136,766
Prepaids and deferred income taxes	7,670	15,940	10,814	—	34,424
Assets of business held for sale	—	1,200	—	—	1,200

Total current assets	144,334	201,565	47,190	—	393,089
Property and equipment less accumulated depreciation	79,618	92,987	5,187	—	177,792
Investment in subsidiaries	291,573	205,265	44,709	(541,547)	—
Goodwill	6,954	68,285	—	—	75,239
Other assets	6,105	12,949	90,259	—	109,313

Total assets	$528,584	$581,051	$187,345	$(541,547)	$755,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$58,635	$95,107	$14,774	$—	$168,516
Senior notes and senior subordinated notes	—	—	294,428	—	294,428
Deferred income taxes	1,615	10,310	(4,362)	—	7,563
Other	2,128	6,872	27,054	—	36,054

Total liabilities	62,378	112,289	331,894	—	506,561
Shareholders’ equity
Common stock	94,145	102,199	6,445	(196,344)	6,445
Additional paid-in capital	249,302	12,525	349,662	(261,827)	349,662
Retained earnings (deficit)	124,208	399,914	(490,516)	(83,376)	(49,770)
Foreign currency translation adjustment	(1,449)	(18,347)	(6,473)	—	(26,269)
Pension liability	—	(27,529)	(3,667)	—	(31,196)

Total shareholders’ equity	$466,206	$468,762	$(144,549)	$(541,547)	$248,872

	$528,584	$581,051	$187,345	$(541,547)	$755,433

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEET AS OF JANUARY 3, 2010

			Interface, Inc.	Consolidation and
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$545	$41,072	$73,746	$—	$115,363
Accounts receivable	58,290	70,072	1,471	—	129,833
Inventories	60,490	51,759	—	—	112,249
Prepaids and deferred income taxes	6,909	14,840	7,279	—	29,028
Assets of business held for sale	—	1,500	—	—	1,500

Total current assets	126,234	179,243	82,496	—	387,973
Property and equipment less accumulated depreciation	76,011	81,752	4,506	—	162,269
Investment in subsidiaries	281,750	209,071	6,652	(497,473)	—
Goodwill	6,954	73,565	—	—	80,519
Other assets	7,756	13,805	74,917	—	96,478

Total assets	$498,705	$557,436	$168,571	$(497,473)	$727,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$45,545	$84,341	$21,457	$—	$151,343
Senior notes and senior subordinated notes	—	—	280,184	—	280,184
Deferred income taxes	1,614	10,507	(5,092)	—	7,029
Other	2,429	11,489	28,584	—	42,502

Total liabilities	49,588	106,337	325,133	—	481,058
Shareholders’ equity
Common stock	94,145	102,199	6,328	(196,344)	6,328
Additional paid-in capital	249,302	12,525	343,348	(261,827)	343,348
Retained earnings (deficit)	107,150	372,898	(496,078)	(39,302)	(55,332)
Foreign currency translation adjustment	(1,480)	(15,632)	(6,945)	—	(24,057)
Pension liability	—	(29,971)	(3,215)	—	(33,186)
Non-controlling interest in subsidiary	—	9,080	—	—	9,080

Total shareholders’ equity	$449,117	$451,099	$(156,562)	$(497,473)	$246,181

	$498,705	$557,436	$168,571	$(497,473)	$727,239

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2010

			Interface, Inc.	Consolidation and
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals
	(In thousands)

Net cash provided by (used for) operating activities	$27,785	$26,516	$(9,872)	$2,951	$47,380

Cash flows from investing activities:
Purchase of plant and equipment	(11,643)	(18,163)	(1,909)	—	(31,715)
Other	(682)	84	(4,730)	—	(5,328)

Net cash provided by (used for) investing activities	(12,325)	(18,079)	(6,639)	—	(37,043)

Cash flows from financing activities:
Issuance of Senior Notes	—	—	275,000	—	275,000
Repurchase of Senior and Senior Subordinated Notes	—	—	(279,966)	—	(279,966)
Purchase of non-controlling interest	—	(11,488)	—	—	(11,488)
Debt issuance costs	—	—	(5,930)	—	(5,930)
Premiums paid to repurchase Senior and Senior Subordinated Notes	—	—	(36,374)	—	(36,374)
Other	(14,919)	(7,332)	25,202	(2,951)	—
Proceeds from issuance of common stock	—	—	3,103	—	3,103
Dividends paid	—	—	(2,721)	—	(2,721)

Net cash provided by (used for) financing activities	(14,919)	(18,820)	(21,686)	(2,951)	(58,376)
Effect of exchange rate change on cash	—	1,912	—	—	1,912

Net increase (decrease) in cash	541	(8,471)	(38,197)	—	(46,127)
Cash, at beginning of period	545	41,072	73,746	—	115,363

Cash, at end of period	$1,086	$32,601	$35,549	$—	$69,236

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS FOR YEAR ENDED 2009

			Interface, Inc.	Consolidation and
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals
	(In thousands)

Net cash provided by (used for) operating activities	$23,919	$34,234	$(6,655)	$2,952	$54,450

Cash flows from investing activities:
Purchase of plant and equipment	(6,586)	(1,860)	(307)	—	(8,753)
Other	(372)	1,993	(222)	—	1,399

Net cash provided by (used for) investing activities	(6,958)	133	(529)	—	(7,354)

Cash flows from financing activities:
Issuance of Senior Secured Notes	—	—	144,452	—	144,452
Repurchase of Senior Notes	—	—	(138,002)	—	(138,002)
Debt issuance costs	—	—	(6,301)	—	(6,301)
Premiums paid to repurchase Senior Notes	—	—	(5,264)	—	(5,264)
Other	(17,198)	(21,520)	41,670	(2,952)	—
Proceeds from issuance of common stock	—	—	499	—	499
Dividends paid	—	—	(634)	—	(634)

Net cash provided by (used for) financing activities	(17,198)	(21,520)	36,420	(2,952)	(5,250)
Effect of exchange rate change on cash	—	1,760	—	—	1,760

Net increase (decrease) in cash	(237)	14,607	29,236	—	43,606
Cash, at beginning of period	782	26,465	44,510	—	71,757

Cash, at end of period	$545	$41,072	$73,746	$—	$115,363

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS FOR YEAR 2008

			Interface, Inc.	Consolidation &
	Guarantor	Nonguarantor	(Parent	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Corporation)	Entries	Totals
	(In thousands)

Net cash provided by (used for) operating activities	$20,961	$49,982	$(15,847)	$—	$55,096
Cash flows from investing activities:
Purchase of plant and equipment	(14,172)	(17,113)	(575)	2,560	(29,300)
Other	(1,673)	(366)	(2,119)	—	(4,158)
Cash used in discontinued operations	—	—	—	—	—

Net cash provided by (used for) investing activities	(15,845)	(17,479)	(2,694)	2,560	(33,458)

Cash flows from financing activities:
Repurchase of senior notes	—	—	(22,412)	—	(22,412)
Proceeds from issuance of common stock	—	—	1,479	—	1,479
Dividends paid	—	—	(7,562)	—	(7,562)
Other	(5,528)	(37,275)	45,363	(2,560)	—

Net cash provided by (used for) financing activities	(5,528)	(37,275)	16,868	(2,560)	(28,495)

Effect of exchange rate changes on cash	—	(3,761)	—	—	(3,761)

Net increase (decrease) in cash	(412)	(8,533)	(1,673)	—	(10,618)
Cash, at beginning of year	1,194	34,998	46,183	—	82,375

Cash, at end of year	$782	$26,465	$44,510	$—	$71,757

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. as of January 2, 2011 and January 3, 2010 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three years in the period ended January 2, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc. at January 2, 2011 and January 3, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interface, Inc.’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2011 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Atlanta, Georgia
March 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Interface, Inc.
Atlanta, Georgia

We have audited Interface, Inc.’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Interface, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Interface, Inc. as of January 2, 2011 and January 3, 2010 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three years in the period ended January 2, 2011 and our report dated March 17, 2011 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Atlanta, Georgia
March 17, 2011

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on that assessment, management concluded that, as of January 2, 2011, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2010 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2010 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2010 fiscal year, is incorporated herein by reference.

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

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2010 fiscal year, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2010 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income (Loss) — fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008.

Consolidated Balance Sheets — January 2, 2011 and January 3, 2010.

Consolidated Statements of Cash Flows — fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008.

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

Report of Independent Registered Public Accounting Firm

Schedule II — Valuation and Qualifying Accounts and Reserves

3.	Exhibits

The following exhibits are included as part of this Report:

Exhibit
Number		Description of Exhibit

3.1	—	Restated Articles of Incorporation dated as of March 17, 2008 (included as Exhibit 3.1 to the Company’s current report on Form 8-K filed on March 17, 2008, previously filed with the Commission and incorporated herein by reference).
3.2	—	Bylaws, as amended and restated (included as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, previously filed with the Commission and incorporated herein by reference).
4.1	—	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of Common Stock of the Company.
4.2	—	Rights Agreement dated March 7, 2008 and effective as of March 17, 2008 between the Company and Computershare Trust Company, N.A. (included as Exhibit 4.1 to the Company’s current report on Form 8-K filed on March 7, 2008, previously filed with the Commission and incorporated herein by reference).
4.3	—	Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2014, dated as of February 4, 2004, among the Company, certain subsidiaries of the Company, as guarantors, and SunTrust Bank, as Trustee (the “2004 Indenture”) (included as Exhibit 4.6 to the Company’s annual report on Form 10-K for the year ended December 28, 2003 (the “2003 10-K”), previously filed with the Commission and incorporated herein by reference); First Supplemental Indenture related to the 2004 Indenture, dated as of January 10, 2005 (included as Exhibit 99.3 to the Company’s current report on Form 8-K filed on February 16, 2005, previously filed with the Commission and incorporated herein by reference); and Second Supplemental Indenture related to the 2004 Indenture, dated as of November 17, 2010 (included as Exhibit 4.2 to the Company’s current report on Form 8-K filed on November 19, 2010, previously filed with the Commission and incorporated herein by reference).
4.4	—	Indenture governing the Company’s 11 3/8% Senior Secured Notes due 2013, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as Trustee (the “2009 Indenture”) (included as Exhibit 4.1 to the Company’s current report on Form 8-K filed on June 11, 2009, previously filed with the Commission and incorporated herein by reference); Intercreditor Agreement, dated June 5, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, Wachovia Bank, National Association, in its capacity as domestic agent and collateral agent under the Company’s domestic revolving credit facility, and U.S. Bank National Association, as collateral agent under the 2009 Indenture (included as Exhibit 4.2 to the Company’s current report on Form 8-K filed on June 11, 2009, previously filed with the Commission and incorporated herein by reference); Pledge and Security Agreement, dated June 5, 2009, by and among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, in its capacity as collateral agent for the holders of the 11 3/8% Senior Secured Notes (included as Exhibit 4.4 to the Company’s annual report on Form 10-K for the year ended January 3, 2010, previously filed with the Commission and incorporated herein by reference); and First Supplemental Indenture related to the 2009 Indenture, dated as of November 17, 2010 (included as Exhibit 4.1 to the Company’s current report on Form 8-K filed on November 19, 2010, previously filed with the Commission and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

4.5	—	Indenture governing the Company’s 7 5/8% Senior Notes due 2018, dated as of December 3, 2010, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as Trustee (included as Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 7, 2010, previously filed with the Commission and incorporated herein by reference).
4.6	—	Registration Rights Agreement related to the Company’s 7 5/8% Senior Notes due 2018, dated as of December 3, 2010, among the Company, certain subsidiaries of the Company, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, BB&T Capital Markets, a division of Scott & Stringfellow, LLC, and SunTrust Robinson Humphrey, Inc. (included as Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 7, 2010, previously filed with the Commission and incorporated herein by reference).
10.1	—	Salary Continuation Plan, dated May 7, 1982 (included as Exhibit 10.20 to the Company’s registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*
10.2	—	Salary Continuation Agreement, dated as of October 1, 2002, between the Company and Ray C. Anderson (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2002, previously filed with the Commission and incorporated herein by reference); Amendment thereto dated September 29, 2006 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on October 2, 2006, previously filed with the Commission and incorporated herein by reference); and Second Amendment thereto, dated as of February 1, 2011 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on February 2, 2011, previously filed with the Commission and incorporated herein by reference).*
10.3	—	Form of Salary Continuation Agreement, dated as of January 1, 2008 (as used for Daniel T. Hendrix, Raymond S. Willoch and John R. Wells) (included as Exhibit 99.5 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*
10.4	—	Interface, Inc. Omnibus Stock Incentive Plan (as amended and restated effective February 23, 2010) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 26, 2010, previously filed with the Commission and incorporated herein by reference); Forms of Restricted Stock Agreement, as used for directors, executive officers and other key employees/consultants (included as Exhibits 99.1, 99.2 and 99.3, respectively, to the Company’s current report on Form 8-K filed on January 14, 2005, previously filed with the Commission and incorporated herein by reference); and Form of Restricted Stock Agreement, as used for executive officers (included as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2007, previously filed with the Commission and incorporated herein by reference).*
10.5	—	Interface, Inc. Executive Bonus Plan, adopted on February 25, 2009 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 28, 2009, previously filed with the Commission and incorporated herein by reference).*
10.6	—	Interface, Inc. Nonqualified Savings Plan (as amended and restated effective January 1, 2002) (included as Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 30, 2001, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 20, 2002 (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 30, 2002 (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated as of May 8, 2003 (included as Exhibit 10.6 to the 2003 10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto, dated as of December 31, 2003 (included as Exhibit 10.7 to the 2003 10-K, previously filed with the Commission and incorporated herein by reference).*

Exhibit
Number		Description of Exhibit

10.7	—	Interface, Inc. Nonqualified Savings Plan II, dated as of January 1, 2005 (included as Exhibit 4 to the Company’s registration statement on Form S-8 dated November 29, 2004, File No. 333-120813, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 28, 2005 (included as Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended January 1, 2006 (the “2005 10-K”), previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 20, 2006 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on January 14, 2008, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto, dated January 8, 2008 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 14, 2008, previously filed with the Commission and incorporated herein by reference).*
10.8	—	Amended and Restated Employment and Change in Control Agreement of Ray C. Anderson dated July 23, 2008 (included as Exhibit 99.1 to the Company current report on Form 8-K filed on July 29, 2008, previously filed with the Commission and incorporated herein by reference); and First Amendment thereto, dated as of July 28, 2010 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on July 29, 2010, previously filed with the Commission and incorporated herein by reference).*
10.9	—	Amended and Restated Employment and Change in Control Agreement of Daniel T. Hendrix dated January 1, 2008 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*
10.10	—	Amended and Restated Employment and Change in Control Agreement of Patrick C. Lynch dated January 1, 2008 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*
10.11	—	Amended and Restated Employment and Change in Control Agreement of John R. Wells dated January 1, 2008 (included as Exhibit 99.3 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*
10.12	—	Amended and Restated Employment and Change in Control Agreement of Raymond S. Willoch dated January 1, 2008 (included as Exhibit 99.4 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*
10.13	—	UK Service Agreement between Interface Europe, Ltd. and Lindsey Kenneth Parnell dated March 13, 2007 (included as Exhibit 10.12 to the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”), previously filed with the Commission and incorporated herein by reference).*
10.14	—	Overseas Service Agreement between Interface Europe, Ltd. and Lindsey Kenneth Parnell dated March 13, 2007 (included as Exhibit 10.13 to the 2006 10-K, previously filed with the Commission and incorporated herein by reference).*
10.15	—	Sixth Amended and Restated Credit Agreement, dated as of June 30, 2006, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, Wachovia Bank, National Association, Bank of America, N.A. and General Electric Capital Corporation (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on July 7, 2006, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated January 1, 2008 (included as Exhibit 99.1 to the Company’s current report Form 8-K filed on January 4, 2008, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated May 14, 2009 (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 5, 2009, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto, dated as of November 3, 2010 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 9, 2010, previously filed with the Commission and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10.16	—	Split Dollar Agreement, dated September 11, 2006, between the Company, Ray C. Anderson and Mary Anne Anderson Lanier, as Trustee of the Ray C. Anderson Family Trust (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on September 15, 2006, previously filed with the Commission and incorporated herein by reference); Amendment and Partial Assignment of Split Dollar Agreement (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on September 9, 2009, previously filed with the Commission and incorporated herein by reference); and Termination of Split-Dollar Agreement, dated as of November 18, 2010 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 19, 2010, previously filed with the Commission and incorporated herein by reference).*
10.17	—	Split Dollar Insurance Agreement, dated February 21, 1997, between the Company and Daniel T. Hendrix (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 4, 1998, previously filed with the Commission and incorporated herein by reference); and Amendment thereto, dated December 29, 2008 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 2, 2009, previously filed with the Commission and incorporated herein by reference).*
10.18	—	Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*
10.19	—	Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix, John R. Wells, Patrick C. Lynch, Raymond S. Willoch, Lindsey K. Parnell and Robert A. Coombs) (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*
10.20	—	Interface, Inc. Long-Term Care Insurance Plan and related Summary Plan Description (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on December 20, 2005, previously filed with the Commission and incorporated herein by reference).*
10.21	—	Credit Agreement, executed on April 24, 2009, among Interface Europe B.V. (and certain of its subsidiaries) and ABN AMRO Bank N.V. (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on April 29, 2009, previously filed with the Commission and incorporated herein by reference); and Amendment Agreement thereto, executed on January 21, 2010 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated January 21, 2010 and filed on January 22, 2010, previously filed with the Commission and incorporated herein by reference).
21	—	Subsidiaries of the Company (included as Exhibit 21 to the Company’s registration statement on Form S-4, File No. 333-172045, previously filed with the Commission and incorporated herein by reference).
23	—	Consent of BDO USA, LLP.
24	—	Power of Attorney (see signature page of this Report).
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
32.1	—	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
32.2	—	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

*	Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Interface, Inc.
Atlanta, Georgia

The audits referred to in our report dated March 17, 2011, relating to the consolidated financial statements of Interface, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  BDO USA, LLP

Atlanta, Georgia
March 17, 2011

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Column A	Column B	Column C	Column D	Column E
	Balance, at	Charged to Costs	Charged to Other	Deductions	Balance, at
	Beginning of Year	and Expenses(A)	Accounts	(Describe) (B)	End of Year
	(In thousands)

Allowance for Doubtful Accounts:
Year Ended:
January 2, 2011	$12,288	$1,318	$—	$3,975	$9,631
January 3, 2010	11,144	2,719	—	1,575	12,288
December 28, 2008	8,640	3,710	—	1,206	11,144

(A)	Includes changes in foreign currency exchange rates.
(B)	Write off of bad debt, and recovering of previously provided for amounts.

	Column A	Column B	Column C	Column D	Column E
	Balance, at	Charged to Costs	Charged to Other	Deductions	Balance, at
	Beginning of Year	and Expenses(A)	Accounts(B)	(Describe) (C)	End of Year
	(In thousands)

Restructuring Reserve:
Year Ended:
January 2, 2011	$1,953	$3,004	$—	$4,436	$521
January 3, 2010	6,952	7,627	508	$12,118	1,953
December 28, 2008	—	10,975	2,559	1,464	6,952

(A)	Includes changes in foreign currency exchange rates.
(B)	Reduction of asset carrying value.
(C)	Cash payments.

	Column A	Column B	Column C	Column D	Column E
	Balance, at	Charged to Costs	Charged to Other	Deductions	Balance, at
	Beginning of Year	and Expenses(A)	Accounts	(Describe)(B)	End of Year
	(In thousands)

Reserves for Sales Returns and Allowances:
Year ended:
January 2, 2011	$3,334	$3,195	$—	$2,054	$4,475
January 3, 2010	2,737	1,552	—	955	3,334
December 28, 2008	3,682	643	—	1,588	2,737

(A)	Includes changes in foreign currency exchange rates.

(B)	Represents credits issued and adjustments to reflect actual exposure.

	Column A	Column B	Column C	Column D	Column E
	Balance, at	Charged to Costs	Charged to Other	Deductions	Balance, at
	Beginning of Year	and Expenses(A)	Accounts	(Describe) (B)	End of Year
	(In thousands)

Warranty Reserves :
Year ended:
January 2, 2011	$1,349	$731	$—	$501	$1,579
January 3, 2010	1,859	35	—	545	1,349
December 28, 2008	1,183	858	—	182	1,859

(A)	Includes changes in foreign currency exchange rates.
(B)	Represents costs applied against reserve and adjustments to reflect actual exposure.

	Column A	Column B	Column C	Column D	Column E
	Balance, at	Charged to Costs	Charged to Other	Deductions	Balance, at
	Beginning of Year	and Expenses(A)	Accounts	(Describe)(B)	End of Year
	(In thousands)

Inventory Reserves :
Year ended:
January 2, 2011	$17,144	$2,736	$—	$4,139	$15,741
January 3, 2010	$10,885	$8,097	—	$1,838	$17,144
December 28, 2008	7,736	3,989	—	840	10,885

(A)	Includes changes in foreign currency exchange rates.
(B)	Represents costs applied against reserve and adjustments to reflect actual exposure.

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

Date: March 17, 2011

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

Signature	Capacity	Date

/s/ RAY C. ANDERSON Ray C. Anderson	Chairman of the Board	March 17, 2011

/s/ DANIEL T. HENDRIX Daniel T. Hendrix	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2011

/s/ PATRICK C. LYNCH Patrick C. Lynch	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2011

/s/ EDWARD C. CALLAWAY EDWARD C. CALLAWAY	Director	March 17, 2011

/s/ DIANNE DILLON-RIDGLEY Dianne Dillon-Ridgley	Director	March 17, 2011

/s/ CARL I. GABLE Carl I. Gable	Director	March 17, 2011

/s/ JUNE M. HENTON June M. Henton	Director	March 17, 2011

/s/ CHRISTOPHER G. KENNEDY Christopher G. Kennedy	Director	March 17, 2011

Signature	Capacity	Date

/s/ K. DAVID KOHLER K. David Kohler	Director	March 17, 2011

/s/ JAMES B. MILLER, JR. James B. Miller, Jr.	Director	March 17, 2011

/s/ THOMAS R. OLIVER Thomas R. Oliver	Director	March 17, 2011

/s/ HAROLD M. PAISNER Harold M. Paisner	Director	March 17, 2011

EXHIBIT INDEX

Exhibit
Number

23	Consent of BDO USA, LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.