Form 10-Q
period 2011-05-12
INTERFACE INC
filed 2011-05-13
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 3, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Shares outstanding of each of the registrant's classes of common stock at May 6, 2011:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	58,338,746
Class B Common Stock, $.10 par value per share	7,099,969

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
 (IN THOUSANDS)
	APRIL 3, 2011	JANUARY 2, 2011
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$39,685	$69,236
Accounts Receivable, net	147,524	151,463
Inventories	159,699	136,766
Prepaid Expenses and Other Current Assets	30,278	24,362
Deferred Income Taxes	9,827	10,062
Assets of Business Held for Sale	1,200	1,200
TOTAL CURRENT ASSETS	388,213	393,089

PROPERTY AND EQUIPMENT, less accumulated depreciation	184,717	177,792
DEFERRED TAX ASSET	52,623	53,022
GOODWILL	79,518	75,239
OTHER ASSETS	57,562	56,291
TOTAL ASSETS	$762,633	$755,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$58,061	$55,859
Accrued Expenses	93,016	112,657
TOTAL CURRENT LIABILITIES	151,077	168,516

SENIOR NOTES	282,971	282,951
SENIOR SUBORDINATED NOTES	11,477	11,477
DEFERRED INCOME TAXES	8,542	7,563
OTHER	35,819	36,054
TOTAL LIABILITIES	489,886	506,561

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	--	--
Common Stock	6,504	6,445
Additional Paid-In Capital	357,171	349,662
Accumulated Deficit	(41,729)	(49,770)
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	(16,812)	(26,269)
Accumulated Other Comprehensive Income – Pension Liability	(32,387)	(31,196)
TOTAL SHAREHOLDERS’ EQUITY	272,747	248,872
	$762,633	$755,433

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED

	APRIL 3, 2011	APRIL 4, 2010

NET SALES	$245,402	$217,191
Cost of Sales	158,474	143,817

GROSS PROFIT ON SALES	86,928	73,374
Selling, General and Administrative Expenses	65,400	56,488
Restructuring Charge	--	3,131
OPERATING INCOME	21,528	13,755

Interest Expense	6,656	8,822
Bond Retirement Expenses	--	1,085
Other Expense (Income)	(122)	98

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	14,994	3,750
Income Tax Expense	5,170	1,644

Income from Continuing Operations	9,824	2,106
Loss from Discontinued Operations, Net of Tax	--	--
NET INCOME	9,824	2,106

Net Income Attributable to Noncontrolling Interests in Subsidiary	--	(236)
NET INCOME ATTRIBUTABLE TO INTERFACE, INC.	$9,824	$1,870

Earnings Per Share Attributable to Interface, Inc. Common Shareholders – Basic
Continuing Operations	$0.15	$0.03
Discontinued Operations	--	--
Earnings Per Share Attributable to Interface, Inc. Common Shareholders – Basic	$0.15	$0.03

Earnings Per Share Attributable to Interface, Inc. Common Shareholders – Diluted
Continuing Operations	$0.15	$0.03
Discontinued Operations	--	--
Earnings Per Share Attributable to Interface, Inc. Common Shareholders – Diluted	$0.15	$0.03

Common Shares Outstanding – Basic	64,822	63,332
Common Shares Outstanding – Diluted	65,190	63,874

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED

	APRIL 3, 2011	APRIL 4, 2010

Net Income	$9,824	$2,106
Other Comprehensive Income (Loss), Foreign Currency Translation
Adjustment and Pension Liability Adjustment	8,266	(7,313)
Comprehensive Income (Loss)	$18,090	$(5,207)
Comprehensive Income Attributable to Noncontrolling Interests in Subsidiary	--	(516)
Comprehensive Income (Loss) Attributable to Interface, Inc.	$18,090	$(5,723)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 3, 2011	APRIL 4, 2010
OPERATING ACTIVITIES:
Net income	$9,824	$2,106
Loss from discontinued operations	--	--
Income from continuing operations	9,824	2,106
Adjustments to reconcile income to cash used in operating activities:
Depreciation and amortization	12,582	6,124
Deferred income taxes and other	766	(2,183)
Working capital changes:
Accounts receivable	6,583	(1,464)
Inventories	(20,295)	(4,374)
Prepaid expenses	(5,404)	(6,227)
Accounts payable and accrued expenses	(22,260)	7,151

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,204)	1,133

INVESTING ACTIVITIES:
Capital expenditures	(10,307)	(2,846)
Other	(1,450)	(896)

CASH USED IN INVESTING ACTIVITIES	(11,757)	(3,742)

FINANCING ACTIVITIES:
Premiums paid to repurchase senior notes	--	(792)
Repurchase of senior and senior subordinated notes	--	(39,586)
Proceeds from issuance of common stock	1,468	296
Dividends paid	(1,299)	(158)
Other	(107)	--

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	62	(40,240)

Net cash used in operating, investing and
financing activities	(29,899)	(42,849)
Effect of exchange rate changes on cash	348	(1,138)

CASH AND CASH EQUIVALENTS:
Net change during the period	(29,551)	(43,987)
Balance at beginning of period	69,236	115,363

Balance at end of period	$39,685	$71,376

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended January 2, 2011, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year.  The January 2, 2011 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

As described below in Note 9, the Company has sold its Fabrics Group business segment.  The results of operations and related disposal costs, gains and losses for this business are classified as discontinued operations for all periods presented.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	April 3, 2011	January 2, 2011
	(In thousands)
Finished Goods	$97,111	$78,303
Work in Process	18,290	16,731
Raw Materials	44,298	41,732
	$159,699	$136,766

NOTE 3 – EARNINGS PER SHARE

The Company computes basic earnings per share (“EPS”) attributable to common stockholders by dividing income from continuing operations attributable to common stockholders, income from discontinued operations attributable to common stockholders and net income attributable to common stockholders, by the weighted-average common shares outstanding, including participating securities outstanding, during the period as discussed below.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings.  Income attributable to non-controlling interest in subsidiary is included in the calculation of basic and diluted EPS from continuing operations, where applicable.

The Company includes all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations when the inclusion of these shares would be dilutive.  As a result, the Company includes all outstanding restricted stock awards in the calculation of basic and diluted EPS.  Distributed earnings include common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed.  Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock.  The following tables show distributed and undistributed earnings:

	Three Months Ended
	April 3, 2011	April 4, 2010
Earnings Per Share from Continuing Operations

Basic Earnings Per Share Attributable to
Common Stockholders:
Distributed Earnings	$0.02	$--
Undistributed Earnings	0.13	0.03
Total	$0.15	$0.03

Diluted Earnings Per Share Attributable to
Common Stockholders:
Distributed Earnings	$0.02	$--
Undistributed Earnings	0.13	0.03
Total	$0.15	$0.03

Earnings Per Share from Discontinued Operations

Basic and Diluted Earnings Per Share Attributable to
Common Stockholders:
Distributed Earnings	$--	$--
Undistributed Earnings	--	--
Total	$--	$--

Basic Earnings Per Share	$0.15	$0.03
Diluted Earnings Per Share	$0.15	$0.03

The following table presents income from continuing operations and net income attributable to the Company that was attributable to participating securities.

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In millions)
Income from Continuing Operations	$0.2	$0.0
Net Income Attributable to Interface, Inc.	0.2	0.0

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Weighted Average Shares Outstanding	63,246	62,121
Participating Securities	1,576	1,211
Shares for Basic Earnings Per Share	64,822	63,332
Dilutive Effect of Stock Options	368	542
Shares for Diluted Earnings Per Share	65,190	63,874

For the three months ended April 3, 2011 and April 4, 2010, options to purchase 219,000 shares and 225,000 shares of common stock, respectively, were not included in the computation of diluted EPS as their impact would be anti-dilutive.

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

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2011, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment.  Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:
	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Three Months Ended April 3, 2011
Net sales	$219,280	$26,122	$245,402
Depreciation and amortization	8,103	558	8,661
Operating income (loss)	25,334	(157)	25,177

Three Months Ended April 4, 2010
Net sales	$194,007	$23,184	$217,191
Depreciation and amortization	3,665	559	4,224
Operating income (loss)	17,180	(1,411)	15,769

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$8,661	$4,224
Corporate depreciation and amortization	3,921	1,900
Reported depreciation and amortization	$12,582	$6,124

OPERATING INCOME
Total segment operating income	$25,177	$15,769
Corporate expenses and other reconciling amounts	(3,649)	(2,014)
Reported operating income	$21,528	$13,755

	April 3, 2011	January 2, 2011
	(In thousands)
ASSETS
Total segment assets	$634,844	$610,024
Discontinued operations	1,200	1,200
Corporate assets and eliminations	126,589	144,209
Reported total assets	$762,633	$755,433

NOTE 5 – LONG-TERM DEBT

7 5/8% Senior Notes

On December 3, 2010, the Company completed a private offering of $275 million aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”).  Interest on the 7 5/8% Senior Notes is payable semi-annually on June 1 and December 1, beginning June 1, 2011.  The Company used the net proceeds from the sale of the 7 5/8% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of the 11 3/8% Senior Secured Notes and approximately $98.5 million aggregate principal amount of the 9.5% Senior Subordinated Notes pursuant to a Company tender offer.

As of April 3, 2011, the balance of the 7 5/8% Senior Notes outstanding was $275 million.  The estimated fair value of the 7 5/8% Senior Notes as of April 3, 2011, based on then current market prices, was $291.5 million.

11 3/8% Senior Secured Notes

On June 5, 2009, the Company completed a private offering of $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013 (the “11 3/8% Senior Secured Notes”).  Interest on the 11 3/8% Senior Secured Notes is payable semi-annually on May 1 and November 1, beginning November 1, 2009.  The 11 3/8% Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s domestic subsidiaries.  The Senior Secured Notes are secured by a second-priority lien on substantially all of the Company’s and certain of the Company’s domestic subsidiaries’ assets that secure the Company’s domestic revolving credit facility on a first-priority basis.

As of April 3, 2011, and April 4, 2010, the balance of the 11 3/8% Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $8.0 million and $145.5 million, respectively, as $141.9 million aggregate principal amount of these notes were repurchased in connection with a tender offer during the fourth quarter of 2010.  The estimated fair value of the Senior Secured Notes as of April 3, 2011, and April 4, 2010, based on then current market prices, was $8.1 million and $168.6 million, respectively.

9.5% Senior Subordinated Notes

As of April 3, 2011 and April 4, 2010 the Company had outstanding $11.5 million and $110.0 million in 9.5% Senior Subordinated Notes due 2014 (the “9.5% Senior Subordinated Notes”), respectively.  The estimated fair value of the 9.5% Senior Subordinated Notes as of April 3, 2011 and April 4, 2010, based on then current market prices, was $11.5 million and $112.5 million, respectively.  During the first quarter of 2010, the Company redeemed $25.0 million aggregate principal amount of these notes at a price equal to 103.167% of the face value of the notes.  Accordingly, the premium paid in connection with this redemption was approximately $0.8 million.  In addition, the Company wrote off the portion of the unamortized debt issuance costs related to the redeemed bonds, an amount equal to $0.3 million.  These expenses are contained in the “Bond Retirement Expenses” line item in our consolidated condensed statements of operations.  As discussed previously, in the fourth quarter of 2010 the Company repurchased approximately $98.5 million aggregate principal amounts of these notes in connection with a tender offer.

Credit Facilities

The Company maintains a domestic revolving credit agreement (the “Facility”) that provides a maximum aggregate amount of $100 million of loans and letters of credit available to us at any one time (subject to a borrowing base) with an option for us to increase that maximum aggregate amount to $150 million (upon the satisfaction of certain conditions, and subject to a borrowing base).  The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.  As of April 3, 2011, there were zero borrowings and $5.2 million in letters of credit outstanding under the Facility.  As of April 3, 2011, the Company could have incurred $71.1 million of additional borrowings under the Facility.

Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with ABN AMRO Bank N.V.  Under this Credit Agreement, ABN AMRO provides a credit facility, until further notice, for borrowings and bank guarantees in varying aggregate amounts over time.  As of April 3, 2011, there were no borrowings outstanding under this facility, and the Company could have incurred €20 million (approximately $28.3 million) of additional borrowings under the facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $12.1 million of lines of credit available.  As of April 3, 2011 there were no borrowings outstanding under these lines of credit.

NOTE 6 – STOCK-BASED COMPENSATION

 Stock Option Awards

In accordance with accounting standards, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  Under accounting standards, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard.  The Company uses the Black-Scholes model. Accounting standards require that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its stock compensation expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

During the first three months of 2011 and 2010, the Company recognized stock option compensation costs of $0.3 million and $0.3 million, respectively.  The remaining unrecognized compensation cost related to unvested awards at April 3, 2011, approximated $1.0 million, and the weighted average period of time over which this cost will be recognized is approximately one and one-half years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  There were no stock options granted during the first three months of fiscal 2011 or 2010.

The following table summarizes stock options outstanding as of April 3, 2011, as well as activity during the three months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at January 2, 2011	1,148,500	$7.51
Granted	--	--
Exercised	259,500	6.09
Forfeited or canceled	7,000	11.47
Outstanding at April 3, 2011	882,000	$7.90

Exercisable at April 3, 2011	643,200	$6.31

At April 3, 2011, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $9.5 million and $8.0 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first three months of fiscal years 2011 and 2010 are provided in the following table:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Proceeds from stock options exercised	$1,468	$296
Intrinsic value of stock options exercised	$2,744	$479

The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

Restricted Stock Awards

During the three months ended April 3, 2011, the Company granted restricted stock awards for 468,000 shares of Class B common stock.  There were no shares of restricted stock issued in the first quarter of 2010.  Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a two to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.  Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $7.3 million and $0.8 million for the three months ended April 3, 2011, and April 4, 2010, respectively.  Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly.  The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of April 3, 2011, and during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2011	1,740,000	$13.04
Granted	468,000	17.26
Vested	600,000	7.38
Forfeited or canceled	33,000	14.13
Outstanding at April 3, 2011	1,575,000	$12.97

As of April 3, 2011, the unrecognized total compensation cost related to unvested restricted stock was $13.7 million.  That cost is expected to be recognized by the end of 2013.

During the quarters ended April 3, 2011 and April 4, 2010, the Company recognized tax benefits of $1.8 million and $0.2 million, respectively, with regard to restricted stock.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended April 3, 2011, and April 4, 2010, respectively:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	April 3, 2011	April 4, 2010
	(In thousands)
Service cost	$71	$92
Interest cost	2,838	2,763
Expected return on assets	(2,934)	(2,822)
Amortization of prior service costs	21	23
Recognized net actuarial (gains)/losses	150	416
Net periodic benefit cost	$146	$472

	Three Months Ended
Salary Continuation Plan (SCP)	April 3, 2011	April 4, 2010
	(In thousands)
Service cost	$98	$86
Interest cost	284	280
Amortization of transition obligation	55	55
Amortization of prior service cost	12	12
Amortization of (gain)/loss	93	68
Net periodic benefit cost	$542	$501

NOTE 8 – RESTRUCTURING CHARGES

2010 Restructuring Charge

In the first quarter of 2010, the Company adopted a restructuring plan primarily related to workforce reduction in its European modular carpet operations.  This reduction was in response to the continued challenging economic climate in that region.  Smaller amounts were incurred in connection with restructuring activities in the Americas.  A total of approximately 50 employees were affected by this restructuring plan.  In connection with this plan, the Company recorded a pre-tax restructuring charge of $3.1 million.  Substantially all of this charge involved cash expenditures, primarily severance expenses.  Actions and expenses related to this plan were substantially completed in the first quarter of 2010.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2010	Costs Incurred in 2011	Balance at April 3, 2011
Workforce reduction	$3,131	$2,674	$347	$110

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$2,951	$180	$--	$3,131
Cumulative amounts incurred to date	2,841	180	--	3,021
Total amounts incurred in the period	347	--	--	347

NOTE 9 – DISCONTINUED OPERATIONS

In 2007, the Company sold its Fabrics Group business segment.  All activity related to this business has been included in discontinued operations.  Assets and liabilities of this business segment have been reported in assets and liabilities held for sale for all reported periods.

Discontinued operations had no net sales and no net income or loss in either of the three-month periods ended April 3, 2011 and April 4, 2010.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $0.9 million and $7.0 million for the three month periods ended April 3, 2011, and April 4, 2010, respectively.  Income tax payments amounted to $5.4 million and $3.8 million for the three month periods ended April 3, 2011, and April 4, 2010, respectively.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  Such criteria now require performing Step 2 if qualitative factors indicate that it is more likely than not that an impairment to goodwill exists.  This recent guidance is effective for fiscal years beginning after December 15, 2010, as well as for interim periods within such years.  The adoption of this standard did not have any significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables.  Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  In the absence of vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices.  In addition, the new standard eliminates the use of the residual method of allocation.  The standard became effective for the Company in the first quarter of 2011.  The adoption of this standard did not have any significant impact on its consolidated financial statements.

NOTE 12 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement.  In the first three months of 2011, the Company increased its liability for unrecognized tax benefits by $0.3 million.  As of April 3, 2011, the Company had accrued approximately $8.5 million for unrecognized tax benefits.

NOTE 13 – SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 11 3/8% Senior Secured Notes due 2013, its 9.5% Senior Subordinated Notes due 2014, and its 7 5/8% Senior Notes due 2018.  These guarantees are full and unconditional.  The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 3, 2011

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$157,197	$131,604	$--	$(43,399)	$245,402
Cost of sales	117,353	84,520	--	(43,399)	158,474
Gross profit on sales	39,844	47,084	--	--	86,928
Selling, general and administrative expenses	26,323	29,498	9,579	--	65,400
Operating income (loss)	13,521	17,586	(9,579)	--	21,528
Interest/Other expense	800	3,508	2,226	--	6,534
Income (loss) before taxes on income and equity in income of subsidiaries	12,721	14,078	(11,805)	--	14,994
Income tax (benefit) expense	4,386	4,854	(4,070)	--	5,170
Equity in income (loss) of subsidiaries	--	--	17,559	(17,559)	--
Income (loss) from continuing operations	8,335	9,224	9,824	(17,559)	9,824
Loss on discontinued operations, net of tax	--	--	--	--	--
Net income (loss)	8,335	9,224	9,824	(17,559)	9,824
Net income (loss) attributable to Interface, Inc.	$8,335	$9,224	$9,824	$(17,559)	$9,824

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 3, 2011

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,528	$20,611	$17,546	$--	$39,685
Accounts receivable	62,212	84,744	568	--	147,524
Inventories	82,486	77,213	--	--	159,699
Prepaids and deferred income taxes	10,633	18,740	10,732	--	40,105
Assets of business held for sale	--	1,200	--	--	1,200
Total current assets	156,859	202,508	28,846	--	388,213
Property and equipment less accumulated depreciation	82,423	97,172	5,122	--	184,717
Investment in subsidiaries	291,599	223,641	44,976	(560,216)	--
Goodwill	6,954	72,564	--	--	79,518
Other assets	6,134	13,003	91,048	--	110,185
	$543,969	$608,888	$169,992	$(560,216)	$762,633

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities	$65,726	$105,049	$(19,698)	$--	$151,077
Senior secured notes and senior subordinated notes	--	--	294,448	--	294,448
Deferred income taxes	1,615	11,245	(4,318)	--	8,542
Other	2,053	6,145	27,621	--	35,819
Total liabilities	69,394	122,439	298,053	--	489,886

Noncontrolling interest in subsidiary	--	--	--	--	--
Redeemable preferred stock	--	--	--	--	--
Common stock	94,145	102,199	6,504	(196,344)	6,504
Additional paid-in capital	249,302	12,525	357,171	(261,827)	357,171
Retained earnings (deficit)	132,543	409,138	(482,475)	(100,935)	(41,729)
AOCI - Foreign currency translation adjustment	(1,415)	(8,597)	(5,690)	(1,110)	(16,812)
AOCI - Pension liability	--	(28,816)	(3,571)	--	(32,387)
	$543,969	$608,888	$169,992	$(560,216)	$762,633

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS
ENDED APRIL 3, 2011

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net cash provided by (used for) operating activities	$(40)	$(13,764)	$(6,487)	$2,087	$(18,204)
Cash flows from investing activities:
Purchase of plant and equipment	(5,647)	(4,411)	(249)	--	(10,307)
Other	3	(31)	(1,422)	--	(1,450)
Net cash used for investing activities	(5,644)	(4,442)	(1,671)	--	(11,757)
Cash flows from financing activities:
Proceeds from issuance of common stock	--	--	1,468	--	1,468
Other	6,126	5,868	(10,014)	(2,087)	(107)
Dividends paid	--	--	(1,299)	--	(1,299)
Net cash provided by (used for) financing activities	6,126	5,868	(9,845)	(2,087)	62
Effect of exchange rate change on cash	--	348	--	--	348
Net increase (decrease) in cash	442	(11,990)	(18,003)	--	(29,551)
Cash at beginning of period	1,086	32,601	35,549	--	69,236
Cash at end of period	$1,528	$20,611	$17,546	$--	$39,685

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, under Item 7 of that Form 10-K.  Our discussions here focus on our results during the quarter ended, or as of, April 3, 2011, and the comparable period of 2010 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time.  These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

7 5/8% Senior Notes

On December 3, 2010, we completed a private offering of $275 million aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”).  Interest on the 7 5/8% Senior Notes is payable semi-annually on June 1 and December 1, beginning June 1, 2011.  We used the net proceeds from the sale of the 7 5/8% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of the 11 3/8% Senior Secured Notes and approximately $98.5 million aggregate principal amount of the 9.5% Senior Subordinated Notes pursuant to a Company tender offer.

Restructuring Charges

2010 Restructuring Charge

In the first quarter of 2010, we adopted a restructuring plan primarily related to workforce reduction in our European modular carpet operations.  This reduction was in response to the continued challenging economic climate in that region.  Smaller amounts were incurred in connection with restructuring activities in the Americas.  A total of approximately 50 employees were affected by this restructuring plan.  In connection with this plan, we recorded a pre-tax restructuring charge of $3.1 million.  Substantially all of this charge involved cash expenditures, primarily severance expenses. Actions and expenses related to this plan were substantially completed in the first quarter of 2010.

Discontinued Operations

In 2007, we sold our Fabrics Group business segment.  In accordance with applicable accounting standards, we have reported the results of operations for the former Fabrics Group business segment for all periods reflected herein, as “discontinued operations.”

Our discontinued operations had no net sales and no net income or loss in either of the three-month periods ended April 3, 2011 and April 4, 2010.

General

During the quarter ended April 3, 2011, we had net sales of $245.4 million, compared with net sales of $217.2 million in the first quarter last year.  Fluctuations in currency exchange rates positively impacted 2011 first quarter sales by 2% (approximately $4 million), compared with the prior year period.

Included in our results for the quarter ended April 4, 2010 is $1.1 million of bond retirement expenses (comprised of $0.8 million of premiums and $0.3 million of write-offs of unamortized debt issuance costs) related to the partial redemption of our 9.5% Senior Subordinated Notes discussed above.

During the first quarter of 2011, we had net income attributable to Interface, Inc. of $9.8 million, or $0.15 per diluted share, compared with net income attributable to Interface, Inc. of $1.9 million, or $0.03 per share, in the first quarter last year.  Income from continuing operations in the first quarter of 2011 was $9.8 million, or $0.15 per diluted share, compared with income from continuing operations of $2.1 million, or $0.03 per share, in the first quarter last year.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended April 3, 2011, and April 4, 2010, respectively:

	Three Months Ended
	April 3, 2011	April 4, 2010

Net sales	100.0%	100.0%
Cost of sales	64.6	66.2
Gross profit on sales	35.4	33.8
Selling, general and administrative expenses	26.7	26.0
Restructuring charge	--	1.4
Operating income	8.8	6.3
Bond retirement expenses	--	0.5
Interest/Other expense	2.7	4.1
Income (loss) from continuing operations before tax expense	6.1	1.7
Income tax expense (benefit)	2.1	0.8
Income (loss) from continuing operations	4.0	1.0
Discontinued operations, net of tax	--	--
Net income (loss)	4.0	1.0
Net income (loss) attributable to Interface, Inc.	4.0	0.9

Below we provide information regarding net sales for each of our operating segments, and analyze those results for the three-month periods ended April 3, 2011, and April 4, 2010, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month periods ended April 3, 2011, and April 4, 2010, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	04/03/11	04/04/10	Change
	(In thousands)
Modular Carpet	$219,280	$194,007	13.0%
Bentley Prince Street	26,122	23,184	12.7%
Total	$245,402	$217,191	13.0%

Modular Carpet Segment.  For the quarter ended April 3, 2011, net sales for the Modular Carpet segment increased $25.3 million (13.0%) versus the comparable period in 2010.  On a geographic basis, we experienced increases in net sales in all regions for the quarter ended April 3, 2011 versus the comparable period in 2010, with our Americas, Europe and Asia-Pacific regions experiencing sales growth of 8%, 12% and 31%, respectively, during the quarter. (Europe experienced 13% sales growth in local currency.)  These increases were primarily attributable to the general rebound of the corporate office market, growth in our non-office commercial segments, and increasing demand in emerging markets due to an improving overall economic climate.  Sales growth in the Americas was driven primarily by the improving corporate office segment (up 24%), as well as increases in our government (up 8%) and retail (up 4%) segments, but were tempered by decreases in our hospitality (down 41%) and education (down 6%) segments.  As in the Americas, the European sales increase was led by the corporate office (up 11% in U.S. dollars; 12% in local currency) and government market segments (up 54% in both U.S. dollars and local currency), but was offset somewhat by a decline in the residential market segment (down 53% in both U.S. dollars and local currency).  Asia-Pacific experienced sales growth across all segments as compared to the prior year period, with the corporate office (up 25%) and education (up 57%) market segments representing particular bright spots.

Bentley Prince Street Segment.  In our Bentley Prince Street segment, net sales for the quarter increased $2.9 million (12.7%) versus the comparable period in 2010.  This sales increase was largely due to the continued recovery of the corporate office market (up 26%), as well as increased sales in our retail (up over 100%) and hospitality (up 71%) market segments, but were tempered by decreases in the healthcare (down 38%) and education (down 17%) market segments.

Cost and Expenses

Company Consolidated.  The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month periods ended April 3, 2011, and April 4, 2010, respectively:

	Three Months Ended		Percentage
Cost and Expenses	04/03/11	04/04/10	Change
	(In thousands)
Cost of sales	$158,474	$143,817	10.2%
Selling, general and administrative expenses	65,400	56,488	15.8%
Total	$223,874	$200,305	11.8%

For the quarter ended April 3, 2011, our cost of sales increased $14.7 million (10.2%) versus the comparable period in 2010.  Fluctuations in currency exchange rates accounted for approximately $3.0 million (2%) of the increase.  The primary components of the increase in cost of sales were increases in raw materials costs (approximately $10.0 million) and labor costs (approximately $1.5 million) associated with higher production and sales volumes in the first quarter of 2011 compared with the prior year period.  Our raw materials prices in the first quarter of 2011 were approximately 8-10% higher than raw materials prices in the corresponding period of the prior year.  As a percentage of net sales, cost of sales decreased to 64.6% for the first quarter of 2011, versus 66.2% in the first quarter of 2010.  This decrease was due to increased absorption of fixed manufacturing costs associated with higher sales and production volumes, as well as the increased efficiency of operations across all of our businesses.

For the quarter ended April 3, 2011, our selling, general and administrative expenses increased $8.9 million (15.8%) versus the comparable period in 2010.  Fluctuations in currency exchange rates accounted for approximately $1.0 million (2.0%) of this increase.  The primary components of the increase in selling, general and administrative expenses were (1) a $4.5 million increase in overall administrative costs due, in part, to increases in non-cash incentive based pay during the quarter, and (2) a $4.0 million increase in selling costs commensurate with the increase in sales volumes, expenses associated with our global sales and marketing efforts, and investments in our consumer strategy in the United States. As a result, as a percentage of net sales, selling, general and administrative expenses increased slightly to 26.7% for the quarter ended April 3, 2011 versus 26.0% for the quarter ended April 4, 2010.

Cost and Expenses by Segment.  The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	04/03/11	04/04/10	Change
	(In thousands)
Modular Carpet	$193,395	$173,884	11.2%
Bentley Prince Street	26,279	24,407	7.7%
Corporate Expenses and Eliminations	4,200	2,014	108.5%
Total	$223,874	$200,305	11.8%

Interest Expense

For the three month period ended April 3, 2011 interest expense decreased $2.2 million to $6.7 million versus $8.8 million in the comparable period in 2010. This decrease was due to the issuance of our 7 5/8% Senior Notes in the fourth quarter of 2010, the proceeds of which we used to complete the previously discussed tender offer for substantially all of our 11 3/8% Senior Secured Notes, as well as a portion of our outstanding 9.5% Senior Subordinated Notes. Our use of the proceeds from our 7 5/8% Senior Notes to retire higher interest debt led to a significant reduction in our quarterly interest expense, as compared to the first quarter of 2010.

Liquidity and Capital Resources

General

At April 3, 2011, we had $39.7 million in cash.  As that date, we had no borrowings and $5.2 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility.  As of April 3, 2011, we could have incurred $71.1 million of additional borrowings under our domestic revolving credit facility, and €20 million (approximately $28.3 million) of additional borrowings under our European credit facility.  In addition, we could have incurred an additional $12.1 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the three months ended April 3, 2011 were (1) $6.6 million due to a decrease in accounts receivable, and (2) $1.5 million of cash received as a result of exercises of employee stock options.  Our primary uses of cash during this period were (1) $22.3 million due to decreases in accounts payable and accruals, (2) $20.3 million due to increased inventory levels as we produce to meet anticipated demand for the rest of 2011, and (3) $10.3 million for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, under Item 7A of that Form 10-K.  Our discussion here focuses on the quarter ended April 3, 2011, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K.  This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At April 3, 2011, we recognized a $9.5 million increase in our foreign currency translation adjustment account compared to January 2, 2011, primarily because of the general weakening of the U.S dollar against certain foreign currencies.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments.  The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured.  The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at April 3, 2011.  The values that result from these computations are compared with the market values of these financial instruments at April 3, 2011.  The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of April 3, 2011, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would experience a net decrease of approximately $20.0 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $32.0 million.

As of April 3, 2011, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.0 million or an increase in the fair value of our financial instruments of $7.3 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There were no material changes in risk factors in the first quarter of 2011.  For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended April 3, 2011:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4)

January 3 – January 31, 2011	--	--	--	--
February 1 – February 28, 2011	84,451	$16.16	--	--
March 1 – March 31, 2011	--	--	--	--
April 1 – April 3, 2011	--	--	--	--
Total	84,451	$16.16	--	--

(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2011, which commenced January 3, 2011 and ended April 3, 2011.
(2) The referenced shares were acquired by the Company from certain of our employees to satisfy income tax withholding obligations in connection with the vesting, in February 2011, of certain previous grants of restricted stock shares.
(3) The referenced price paid per share represents the fair market value of all shares acquired from employees on the date the shares vested, which is equal to the closing price of the Company’s Class A Common stock on the NASDAQ stock exchange on the vesting date.
(4) We do not currently have a publicly announced stock repurchase program in place.

On February 10, 2011 the Company issued 120,000 shares of Class A Common Stock within our 401(k) retirement investment plan in exchange for the same number of shares of Class B Common Stock on a one-for-one basis.  The transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as it involved a security exchanged by the Company with its existing shareholder exclusively where no commission or other remuneration was paid or given directly or indirectly.  Shares of Class A Common Stock are convertible into Class B Common Stock on a one-for-one basis.

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

INTERFACE, INC.

Date: May 13, 2011	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.