Form 10-Q
period 2011-07-03
INTERFACE INC
filed 2011-08-11
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 3, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of each of the registrant’s classes of common stock at August 5, 2011:

Class	Number of Shares
Class A Common Stock, $.10 par value per share	58,579,758
Class B Common Stock, $.10 par value per share	6,895,457

INTERFACE, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	JULY 3, 2011	JANUARY 2, 2011
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$27,299	$69,236
Accounts Receivable, net	163,173	151,463
Inventories	170,517	136,766
Prepaid Expenses and Other Current Assets	29,354	24,362
Deferred Income Taxes	9,780	10,062
Assets of Business Held for Sale	1,200	1,200

TOTAL CURRENT ASSETS	401,323	393,089

PROPERTY AND EQUIPMENT, less accumulated depreciation	188,290	177,792
DEFERRED TAX ASSET	50,798	53,022
GOODWILL	81,148	75,239
OTHER ASSETS	57,678	56,291

TOTAL ASSETS	$779,237	$755,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$50,195	$55,859
Accrued Expenses	100,680	112,657

TOTAL CURRENT LIABILITIES	150,875	168,516

SENIOR NOTES	282,990	282,951
SENIOR SUBORDINATED NOTES	11,477	11,477
DEFERRED INCOME TAXES	8,498	7,563
OTHER	35,079	36,054

TOTAL LIABILITIES	488,919	506,561

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	—	—
Common Stock	6,546	6,445
Additional Paid-In Capital	359,107	349,662
Retained Earnings (Deficit)	(30,228)	(49,770)
Accumulated Other Comprehensive Loss — Foreign Currency Translation Adjustment	(12,742)	(26,269)
Accumulated Other Comprehensive Loss — Pension Liability	(32,365)	(31,196)

TOTAL SHAREHOLDERS’ EQUITY	290,318	248,872

	$779,237	$755,433

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2011	JULY 4, 2010	JULY 3, 2011	JULY 4, 2010

NET SALES	$267,640	$226,587	$513,042	$443,778
Cost of Sales	172,865	146,453	331,339	290,270

GROSS PROFIT ON SALES	94,775	80,134	181,703	153,508
Selling, General and Administrative Expenses	68,638	58,668	134,038	115,156
Restructuring Charge	—	—	—	3,131

OPERATING INCOME	26,137	21,466	47,665	35,221

Interest Expense	6,783	8,115	13,439	16,937
Bond Retirement Expense	—	—	—	1,085
Other Expense	171	447	49	545

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	19,183	12,904	34,177	16,654
Income Tax Expense	6,369	4,896	11,539	6,540

NET INCOME	12,814	8,008	22,638	10,114

Income Attributable to Non-Controlling Interest in Subsidiary	—	(376)	—	(612)

NET INCOME ATTRIBUTABLE TO INTERFACE, INC.	$12,814	$7,632	$22,638	$9,502

Earnings Per Share Attributable to Interface, Inc. Common Shareholders — Basic	$0.20	$0.12	$0.35	$0.15

Earnings Per Share Attributable to Interface, Inc. Common Shareholders — Diluted	$0.20	$0.12	$0.35	$0.15

Common Shares Outstanding — Basic	65,398	63,515	65,108	63,423
Common Shares Outstanding — Diluted	65,677	64,118	65,363	63,917
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2011	JULY 4, 2010	JULY 3, 2011	JULY 4, 2010

Net Income	$12,814	$8,008	$22,638	$10,114
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment and Pension Liability Adjustment	4,092	(14,149)	12,358	(21,462)

Comprehensive Income (Loss)	16,906	(6,141)	34,996	(11,348)

Comprehensive Income Attributable to Non-Controlling Interest in Subsidiary	—	(358)	—	(874)

Comprehensive Income (Loss) Attributable to Interface, Inc.	$16,906	$(6,499)	$34,996	$(12,222)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	SIX MONTHS ENDED
	JULY 3, 2011	JULY 4, 2010
OPERATING ACTIVITIES:
Net Income	$22,638	$10,114
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Premiums Paid to Repurchase Senior Notes	—	792
Depreciation and Amortization	13,112	11,415
Stock Compensation Amortization Expense	8,120	1,488
Deferred Income Taxes and Other	3,276	(929)
Working Capital Changes:
Accounts Receivable	(7,995)	(7,077)
Inventories	(30,010)	(14,024)
Prepaid Expenses	(4,083)	(7,412)
Accounts Payable and Accrued Expenses	(26,442)	18,277

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	(21,384)	12,644

INVESTING ACTIVITIES:
Capital Expenditures	(18,814)	(11,312)
Other	(1,995)	(628)

CASH USED IN INVESTING ACTIVITIES:	(20,809)	(11,940)

FINANCING ACTIVITIES:
Repurchase of Senior Notes	—	(39,586)
Other	(505)	—
Premiums Paid to Repurchase Senior Notes	—	(792)
Proceeds from Issuance of Common Stock	2,579	1,174
Dividends Paid	(2,612)	(794)

CASH USED IN FINANCING ACTIVITIES:	(538)	(39,998)

Net Cash Used in Operating, Investing and Financing Activities	(42,731)	(39,294)
Effect of Exchange Rate Changes on Cash	794	(2,901)

CASH AND CASH EQUIVALENTS:
Net Change During the Period	(41,937)	(42,195)
Balance at Beginning of Period	69,236	115,363

Balance at End of Period	$27,299	$73,168

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — CONDENSED FOOTNOTES
As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended January 2, 2011, as filed with the Commission.
The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 2, 2011, consolidated condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
As described below in Note 9, the Company has sold its Fabrics Group business segment. The results of operations and related disposal costs, gains and losses for this business are classified as discontinued operations for all periods presented.
Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 2 — INVENTORIES
Inventories are summarized as follows:

	July 3, 2011	January 2, 2011
	(In thousands)
Finished Goods	$109,170	$78,303
Work in Process	18,979	16,731
Raw Materials	42,368	41,732

	$170,517	$136,766

NOTE 3 — EARNINGS PER SHARE
The Company computes basic earnings per share (“EPS”) attributable to common shareholders by dividing income from continuing operations attributable to common shareholders, income from discontinued operations attributable to common shareholders and net income attributable to common shareholders, by the weighted average common shares outstanding, including participating securities outstanding, during the period as discussed below. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings. Income attributable to non-controlling interest in subsidiary is included in the calculation of basic and diluted EPS from continuing operations, where applicable.

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

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Earnings Per Share

Basic Earnings Per Share Attributable to Common Shareholders:
Distributed Earnings	$0.02	$0.01	$0.04	$0.01
Undistributed Earnings	0.18	0.11	0.31	0.14

Total	$0.20	$0.12	$0.35	$0.15

Diluted Earnings Per Share Attributable to Common Shareholders:
Distributed Earnings	$0.02	$0.01	$0.04	$0.01
Undistributed Earnings	0.18	0.11	0.31	0.14

Total	$0.20	$0.12	$0.35	$0.15

The following tables present net income and net income attributable to Interface, Inc. that was attributable to participating securities:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In millions)
Net Income	$0.3	$0.2	$0.6	$0.2
Net Income Attributable to Interface, Inc.	$0.3	$0.1	$0.6	$0.2
The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Weighted Average Shares Outstanding	63,623	62,277	63,333	62,185
Participating Securities	1,775	1,238	1,775	1,238

Shares for Basic Earnings Per Share	65,398	63,515	65,108	63,423
Dilutive Effect of Stock Options	279	603	255	494

Shares for Diluted Earnings Per Share	65,677	64,118	65,363	63,917

For the three-month periods ended July 3, 2011, and July 4, 2010, options to purchase 20,000 and 205,000 shares of common stock, respectively, were not included in the computation of diluted EPS as their impact would be anti-dilutive. For the six-month periods ended July 3, 2011, and July 4, 2010, options to purchase 20,000 and 245,000 shares of common stock, respectively, were not included in the computation of diluted EPS as their impact would be anti-dilutive.
NOTE 4 — SEGMENT INFORMATION
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
Segment Disclosures
Summary information by segment follows:

	Modular	Bentley
	Carpet	Prince Street	Total
	(In thousands)
Three Months Ended July 3, 2011
Net Sales	$240,566	$27,074	$267,640
Depreciation and Amortization	6,700	565	7,265
Operating Income	26,937	96	27,033

Three Months Ended July 4, 2010
Net Sales	$202,695	$23,892	$226,587
Depreciation and Amortization	4,752	563	5,315
Operating Income (Loss)	25,374	(1,145)	24,229

	Modular	Bentley
	Carpet	Prince Street	Total
	(In thousands)
Six Months Ended July 3, 2011
Net Sales	$459,846	$53,196	$513,042
Depreciation and Amortization	14,803	1,123	15,926
Operating Income (Loss)	52,271	(61)	52,210

Six Months Ended July 4, 2010
Net Sales	$396,702	$47,076	$443,778
Depreciation and Amortization	8,417	1,122	9,539
Operating Income (Loss)	42,554	(2,556)	39,998
A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$7,265	$5,315	$15,926	$9,539
Corporate depreciation and amortization	1,385	1,464	5,306	3,364

Reported depreciation and amortization	$8,650	$6,779	$21,232	$12,903

OPERATING INCOME
Total segment operating income	$27,033	$24,229	$52,210	$39,998
Corporate income, expenses and other reconciling amounts	(896)	(2,763)	(4,545)	(4,777)

Reported operating income	$26,137	$21,466	$47,665	$35,221

	July 3, 2011	January 2, 2011
	(In thousands)
ASSETS
Total segment assets	$667,659	$610,024
Discontinued operations	1,200	1,200
Corporate assets and eliminations	110,378	144,209

Reported total assets	$779,237	$755,433

NOTE 5 — LONG-TERM DEBT
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
As of July 3, 2011, the balance of the 7 5/8% Senior Notes outstanding was $275 million. The estimated fair value of the 7 5/8% Senior Notes as of July 3, 2011, based on then current market prices, was $288.1 million.
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
As of July 3, 2011, the balance of the 11 3/8% Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $8.0 million. The estimated fair value of the Senior Secured Notes as of July 3, 2011, based on then current market prices, was $8.1 million.
9.5% Senior Subordinated Notes
On February 4, 2004, the Company completed a private offering of $135 million in 9.5% Senior Subordinated Notes due 2014. Interest on these notes is payable semi-annually on February 1 and August 1 beginning August 1, 2004. As of July 3, 2011, the Company had outstanding $11.5 million in 9.5% Senior Subordinated Notes due 2014 (the “9.5% Senior Subordinated Notes”). The estimated fair value of the 9.5% Senior Subordinated Notes as of July 3, 2011, based on then current market prices, was $11.5 million. During the first quarter of 2010, the Company redeemed $25.0 million aggregate principal amount of these notes at a price equal to 103.167% of the face value of the notes. Accordingly, the premium paid in connection with this redemption was approximately $0.8 million. In addition, the Company wrote off the portion of the unamortized debt issuance costs related to the redeemed bonds, an amount equal to $0.3 million. These expenses are contained in the “Bond Retirement Expense” line item in the Company’s consolidated condensed statements of operations.

Credit Facilities
On June 24, 2011, the Company amended and restated its primary revolving credit facility. Under the amended and restated facility (the “Facility”), as under its predecessor, the Company’s obligations are secured by a first priority lien on substantially all of the assets of Interface, Inc. and each of its material domestic subsidiaries, which subsidiaries also guarantee the Facility. The maximum aggregate amount of loans and letters of credit available to the Company at any one time remains $100 million (with the option to further increase that amount to up to a maximum of $150 million — the same option amount as in its predecessor — subject to the satisfaction of certain conditions), subject to a borrowing base described in the Facility. The Facility differs from its predecessor in the following key respects:
•	The stated maturity date of the Facility has been extended to June 24, 2016.
•	The borrowing base governing borrowing availability has been expanded in certain respects.
•
The applicable interest rates and unused line fees have been reduced. Interest is now charged at varying rates computed by applying a margin ranging from 0.75% to 2.25% (reduced from the range of 1.75% to 4.00%) over a baseline rate (such as the prime interest rate or LIBOR), depending on the type of borrowing and the average excess borrowing availability during the most recently completed fiscal quarter. The unused line fee was reduced to 0.375% per annum from 0.75% per annum.

•	The negative covenants have been relaxed in certain respects, including with respect to the amount of other indebtedness and liens the Company may incur or allow to exist.
•	The dollar threshold to trigger the applicability of the Facility’s only financial covenant, a fixed charge coverage test, and the assertion of cash dominion by the lender group has been reduced.
•	The events of default have been amended to make certain of the events of default less restrictive by increasing the applicable dollar thresholds thereunder.
•
The lender group has been changed in certain respects, and the lending commitments have been reallocated among the lenders. In addition, the threshold of “Required Lenders” for purposes of certain amendments and consents under the Facility has been lowered to more than 50% of the aggregate amount of the lending commitments from more than 66 2/3% of the aggregate amount of the lending commitments.

As of July 3, 2011, there were zero borrowings and $5.2 million in letters of credit outstanding under the Facility. As of July 3, 2011, the Company could have incurred $83.2 million of additional borrowings under the Facility.
Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with ABN AMRO Bank N.V. Under this Credit Agreement, ABN AMRO provides a credit facility, until further notice, for borrowings and bank guarantees in varying aggregate amounts over time. As of July 3, 2011, there were no borrowings outstanding under this facility, and the Company could have incurred €20 million (approximately $28.9 million) of additional borrowings under the facility.
Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $17.8 million of lines of credit available. As of July 3, 2011, there were no borrowings outstanding under these lines of credit.
NOTE 6 — STOCK-BASED COMPENSATION
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
During the first six months of 2011 and 2010, the Company recognized stock option compensation costs of $0.6 million and $0.6 million, respectively. In the second quarters of 2011 and 2010, the Company recognized stock option compensation costs of $0.3 million and $0.3 million, respectively. The remaining unrecognized compensation cost related to unvested awards at July 3, 2011, approximated $0.9 million, and the weighted average period of time over which this cost will be recognized is approximately one year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first six months of fiscal year 2010. There were no stock options granted in the first six months of 2011.

Six Months Ended
July 4, 2010
Risk free interest rate	2.3%
Expected life	5.5 years
Expected volatility	61%
Expected dividend yield	0.5%
The weighted average grant date fair value of stock options granted during the first six months of fiscal 2010 was $4.14 per share.
The following table summarizes stock options outstanding as of July 3, 2011, as well as activity during the six months then ended:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 2, 2011	1,148,500	$5.75
Granted	—	—
Exercised	484,500	5.55
Forfeited or canceled	7,000	11.47

Outstanding at July 3, 2011	657,000	$8.92

Exercisable at July 3, 2011	418,000	$7.05

At July 3, 2011, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $7.2 million and $5.4 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).
Cash proceeds and intrinsic value related to total stock options exercised during the first six months of fiscal years 2011 and 2010 are provided in the table below. The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

	Six Months Ended
	July 3, 2011	July 4, 2010
	(In thousands)
Proceeds from stock options exercised	$2,579	$1,174
Intrinsic value of stock options exercised	5,819	2,660
Restricted Stock Awards
During the six months ended July 3, 2011, and July 4, 2010, the Company granted restricted stock awards for 668,000 and 27,000 shares, respectively, of Class B common stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date.
Compensation expense related to outstanding restricted stock grants was $8.1 million and $1.5 million for the six months ended July 3, 2011, and July 4, 2010, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of July 3, 2011, and during the six months then ended:

		Weighted Average
	Shares	Grant Date Fair Value
Outstanding at January 2, 2011	1,740,000	$13.04
Granted	668,000	17.08
Vested	600,000	12.23
Forfeited or canceled	33,000	14.13

Outstanding at July 3, 2011	1,775,000	$15.03

As of July 3, 2011, the unrecognized total compensation cost related to unvested restricted stock was approximately $15.0 million. That cost is expected to be recognized by the end of 2014.
For the six months ended July 3, 2011, and July 4, 2010, the Company recognized tax benefits with regard to restricted stock of $2.1 million and $0.3 million, respectively.
NOTE 7 — EMPLOYEE BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended July 3, 2011, and July 4, 2010, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)		(In thousands)
Service cost	$74	$86	$145	$178
Interest cost	2,932	2,616	5,770	5,379
Expected return on assets	(3,041)	(2,670)	(5,975)	(5,492)
Amortization of prior service costs	21	21	42	44
Recognized net actuarial (gains)/losses	155	397	305	813

Net periodic benefit cost	$141	$450	$287	$922

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)		(In thousands)
Service cost	$98	$86	$196	$171
Interest cost	284	280	568	561
Amortization of transition obligation	55	55	110	110
Amortization of prior service cost	12	12	24	24
Amortization of loss	95	68	185	137

Net periodic benefit cost	$544	$501	$1,083	$1,003

NOTE 8 — 2010 RESTRUCTURING CHARGE
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

A summary of these restructuring activities is presented below:

	Total
	Restructuring	Costs Incurred	Costs Incurred	Balance at
	Charge	in 2010	in 2011	July 3, 2011
	(In thousands)
Workforce reduction	$3,131	$2,674	$391	$66
The table below details these restructuring activities by segment:

	Modular	Bentley
	Carpet	Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$2,951	$180	$—	$3,131
Cumulative amounts incurred to date	2,885	180	—	3,065
Total amounts incurred in the six-month period ended July 3, 2011	391	—	—	391
NOTE 9 — DISCONTINUED OPERATIONS
In 2007, the Company sold its Fabrics Group business segment. All activity related to this business has been included in discontinued operations. Assets and liabilities of this business segment have been reported in assets and liabilities held for sale for all reported periods.
Discontinued operations had no net sales and no net income or loss in either of the three-month or six-month periods ended July 3, 2011 and July 4, 2010.
NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $11.2 million and $15.7 million for the six months ended July 3, 2011, and July 4, 2010, respectively. Income tax payments amounted to $11.1 million and $7.5 million for the six months ended July 3, 2011, and July 4, 2010, respectively.
NOTE 11 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (“FASB”) amended an accounting standard regarding the presentation of comprehensive income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods ending after December 31, 2012, with earlier adoption permitted. As this amendment only effects presentation, there is not expected to be any impact on the Company’s consolidated financial statements.
In December 2010, the FASB issued new accounting guidance to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Such criteria now require performing Step 2 if qualitative factors indicate that it is more likely than not that an impairment to goodwill exists. This recent guidance is effective for fiscal years beginning after December 15, 2010, as well as for interim periods within such years. The adoption of this standard did not have any significant impact on the Company’s consolidated condensed financial statements.

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
NOTE 12 — INCOME TAXES
Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first six months of 2011, the Company increased its liability for unrecognized tax benefits by $0.5 million. As of July 3, 2011, the Company had accrued approximately $8.7 million for unrecognized tax benefits.
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS
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

INTERFACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 3, 2011

		NON-	INTERFACE, INC.	CONSOLIDATION
	GUARANTOR	GUARANTOR	(PARENT	AND ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(In thousands)
Net sales	$172,328	$138,845	$—	$(43,533)	$267,640
Cost of sales	126,770	89,628	—	(43,533)	172,865

Gross profit on sales	45,558	49,217	—	—	94,775
Selling, general and administrative expenses	29,577	33,341	5,720	—	68,638

Operating income	15,981	15,876	(5,720)	—	26,137
Interest/Other expense	12,031	3,418	(8,495)	—	6,954

Income (loss) before taxes on income and equity in income of subsidiaries	3,950	12,458	2,775	—	19,183
Income tax expense (benefit)	1,311	4,136	922	—	6,369
Equity in income (loss) of subsidiaries	—	—	10,961	(10,961)	—

Net income (loss)	2,639	8,322	12,814	(10,961)	12,814
Net income (loss) attributable to Interface, Inc.	$2,639	$8,322	$12,814	$(10,961)	$12,814

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 3, 2011

				CONSOLIDATION
		NON-	INTERFACE, INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(In thousands)
Net sales	$329,525	$270,449	$—	$(86,932)	$513,042
Cost of sales	244,123	174,148	—	(86,932)	331,339

Gross profit on sales	85,402	96,301	—	—	181,703
Selling, general and administrative expenses	55,900	62,839	15,299	—	134,038

Operating income (loss)	29,502	33,462	(15,299)	—	47,665
Interest/Other expense	12,831	6,926	(6,269)	—	13,488
Income (loss) before taxes on income and equity in income of subsidiaries	16,671	26,536	(9,030)	—	34,177
Income tax expense (benefit)	5,697	8,990	(3,148)	—	11,539
Equity in income (loss) of subsidiaries	—	—	28,520	(28,520)	—

Net income (loss)	10,974	17,546	22,638	(28,520)	22,638
Net income (loss) attributable to Interface, Inc.	$10,974	$17,546	$22,638	$(28,520)	$22,638

CONDENSED CONSOLIDATING BALANCE SHEET
JULY 3, 2011

		NON-	INTERFACE, INC.	CONSOLIDATION
	GUARANTOR	GUARANTOR	(PARENT	AND ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,210	$23,039	$3,050	$—	$27,299
Accounts receivable	67,981	94,571	621	—	163,173
Inventories	92,450	78,067	—	—	170,517
Prepaids and deferred income taxes	9,745	18,576	10,813	—	39,134
Assets of business held for sale	—	1,200	—	—	1,200

Total current assets	171,386	215,453	14,484	—	401,323
Property and equipment less accumulated depreciation	83,598	99,756	4,936	—	188,290
Investment in subsidiaries	264,098	222,470	84,607	(571,175)	—
Goodwill	6,954	74,194	—	—	81,148
Other assets	6,232	12,859	89,385	—	108,476

	$532,268	$624,732	$193,412	$(571,175)	$779,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$51,454	$109,689	$(10,268)	$—	$150,875
Senior notes and senior subordinated notes	—	—	294,467	—	294,467
Deferred income taxes	1,614	11,175	(4,291)	—	8,498
Other	1,978	5,083	28,018	—	35,079

Total liabilities	55,046	125,947	307,926	—	488,919

Common stock	94,145	102,199	6,546	(196,344)	6,546
Additional paid-in capital	249,302	12,525	359,107	(261,827)	359,107
Retained earnings (deficit)	135,182	417,460	(470,974)	(111,896)	(30,228)
Foreign currency translation adjustment	(1,407)	(4,510)	(5,717)	(1,108)	(12,742)
Pension liability	—	(28,889)	(3,476)	—	(32,365)

	$532,268	$624,732	$193,412	$(571,175)	$779,237

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JULY 3, 2011

		NON-	INTERFACE, INC.	CONSOLIDATION AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(In thousands)
Net cash provided by (used for) operating activities	$(21,126)	$(152)	$2,804	$(2,910)	$(21,384)

Cash flows from investing activities:
Purchase of plant and equipment	(10,006)	(8,456)	(352)	—	(18,814)
Other	(79)	(24)	(1,892)	—	(1,995)

Net cash used for investing activities	(10,085)	(8,480)	(2,244)	—	(20,809)

Cash flows from financing activities:
Other	31,335	(1,724)	(33,026)	2,910	(505)
Proceeds from issuance of common stock	—	—	2,579	—	2,579
Dividends paid	—	—	(2,612)	—	(2,612)

Net cash provided by (used for) financing activities	31,335	(1,724)	(33,059)	2,910	(538)
Effect of exchange rate change on cash	—	794	—	—	794

Net increase (decrease) in cash	124	(9,562)	(32,499)	—	(41,937)
Cash at beginning of period	1,086	32,601	35,549	—	69,236

Cash at end of period	$1,210	$23,039	$3,050	$—	$27,299

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended, or as of, July 3, 2011, and the comparable periods of 2010 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.
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
7 5/8% Senior Notes
On December 3, 2010, we completed a private offering of $275 million aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”). Interest on the 7 5/8% Senior Notes is payable semi-annually on June 1 and December 1, beginning June 1, 2011. We used the net proceeds from the sale of the 7 5/8% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of our 11 3/8% Senior Secured Notes and approximately $98.5 million aggregate principal amount of our 9.5% Senior Subordinated Notes pursuant to a Company tender offer.
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
Our discontinued operations had no net sales and no net income or loss in either of the three-month or six-month periods ended July 3, 2011 and July 4, 2010.
General
During the quarter ended July 3, 2011, we had net sales of $267.6 million, compared with net sales of $226.6 million in the second quarter last year. Fluctuations in currency exchange rates positively impacted 2011 second quarter sales by 6% (approximately $13 million), compared with the prior year period. During the first six months of fiscal year 2011, we had net sales of $513.0 million, compared with net sales of $443.8 million in the first six months of last year. Fluctuations in currency exchange rates positively impacted sales in the first six months of 2011 by 4% (approximately $17.0 million), compared with the prior year period.

Included in our results for the six months ended July 4, 2010 is $1.1 million of bond retirement expenses (comprised of $0.8 million of premiums and $0.3 million of write-offs of unamortized debt issuance costs) related to the partial redemption of our 9.5% Senior Subordinated Notes discussed in the Note entitled “Long-Term Debt” in Item 1. Also included in the six-month period ended July 4, 2010 is $3.1 million of restructuring charges, as described above.
During the second quarter of 2011, we had net income attributable to Interface, Inc. of $12.8 million, or $0.20 per diluted share, compared with net income attributable to Interface, Inc. of $7.6 million, or $0.12 per diluted share, in the second quarter of 2010. Net income in the second quarter of 2011 was $12.8 million, or $0.20 per diluted share, compared with net income of $8.0 million, or $0.12 per diluted share, in the second quarter of 2010.
During the six months ended July 3, 2011, we had net income attributable to Interface, Inc. of $22.6 million, or $0.35 per diluted share, compared with net income attributable to Interface, Inc. of $9.5 million, or $0.15 per diluted share, in the first six months of 2010. Net income was $22.6 million, or $0.35 per diluted share, in the six months ended July 3, 2011, compared with net income of $10.1 million, or $0.15 per diluted share, in the first six months of 2010.
Results of Operations
The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and six-month periods ended July 3, 2011, and July 4, 2010, respectively:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	64.6	64.6	65.4

Gross profit on sales	35.4	35.4	35.4	34.6
Selling, general and administrative expenses	25.6	25.9	26.1	25.9
Restructuring charge	—	—	—	0.7

Operating income	9.8	9.5	9.3	7.9
Bond retirement expense	—	—	—	0.2
Interest/Other expenses	2.6	3.8	2.6	3.9

Income from operations before tax expense	7.2	5.7	6.7	3.8
Income tax expense	2.4	2.2	2.2	1.5

Net income	4.8	3.5	4.4	2.3
Net income attributable to Interface, Inc.	4.8	3.4	4.4	2.1

Below we provide information regarding net sales for each of our operating segments, and analyze those results for the three-month and six-month periods ended July 3, 2011, and July 4, 2010, respectively.
Net Sales by Business Segment
Net sales by operating segment and for our Company as a whole were as follows for the three-month and six-month periods ended July 3, 2011, and July 4, 2010, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	July 3, 2011	July 4, 2010	Change
	(In thousands)
Modular Carpet	$240,566	$202,695	18.7%
Bentley Prince Street	27,074	23,892	13.3%

Total	$267,640	$226,587	18.1%

	Six Months Ended		Percentage
Net Sales By Segment	July 3, 2011	July 4, 2010	Change
	(In thousands)
Modular Carpet	$459,846	$396,702	15.9%
Bentley Prince Street	53,196	47,076	13.0%

Total	$513,042	$443,778	15.6%

Modular Carpet Segment. For the quarter ended July 3, 2011, net sales for the Modular Carpet segment increased $37.9 million (18.7%) versus the comparable period in 2010. On a geographic basis, we experienced increases in net sales in all regions for the quarter ended July 3, 2011 versus the comparable period in 2010, with our Americas, Europe and Asia-Pacific regions experiencing sales growth of 16%, 27%, and 11%, respectively, during the quarter. (Europe experienced 11% sales growth in local currency.) Globally, these increases were primarily attributable to the continued general rebound of the corporate office market, growth in our non-office commercial segments, particularly in the education, government, and healthcare segments, and increasing demand in emerging markets due to an improving overall economic climate. Sales growth in the Americas was driven primarily by the improving corporate office market (up 24%), as well increases in the government (up 19%), education (up 14%) and healthcare (up 29%) market segments. Only the retail segment (down 17%) showed a decline in the Americas. Sales growth in Europe was driven primarily by the corporate office market (up 37% in U.S. dollars, 20% in local currency), but we also saw sales increases in other market segments, particularly in the education (up 31% in U.S. dollars, 15% in local currency) market segment. These increases in Europe were mitigated by a decline in the healthcare (down 20% in U.S. dollars, 30% in local currency) market segment. Asia-Pacific also experienced sales increases in the corporate office market (up 19%), as well as increases in all non-office market segments with the exception of government (down 45%).
For the six months ended July 3, 2011, net sales for the Modular Carpet segment increased $63.1 million (15.9%) versus the comparable period in 2010. On a geographic basis, we experienced increases in net sales in all regions for the six months ended July 3, 2011 versus the comparable period in 2010, with our Americas, Europe and Asia-Pacific regions experiencing sales growth of 12%, 20%, and 20%, respectively, during the period. (Europe experienced 12% sales growth in local currency.) The recovery of the corporate office market segment was the primary driver of these increases, coupled with growth from our end market diversification strategy and emerging markets. Sales growth in the Americas was due to increases in the corporate office market (up 24%) as well as the government (up 14%), education (up 6%) and healthcare (up 14%) market segments. These increases were partially offset by decreases in the retail (down 7%) and hospitality (down 23%) market segments. Sales growth in Europe was attributable to an increase in the corporate office market (up 23% in U.S. dollars, 16% in local currency) as well as increases in the government (up 29% in U.S. dollars, 21% in local currency), education (up 20% in U.S. dollars, 11% in local currency) and retail (up 10% in U.S. dollars, 4% in local currency) market segments. These increases in Europe were somewhat offset by a decline in the hospitality (down 10% in U.S. dollars, 16% in local currency) market segment. Asia-Pacific saw increases across all market segments with the exception of government (down 23%), with the corporate office market being the most significant increase (up 22%) versus the comparable period in 2010.
Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the quarter ended July 3, 2011 increased $3.2 million ($13.3%) versus the comparable period in 2010. The strength of the corporate office market (up 40%) was the primary driver behind this increase. We also saw increases in the education (up 19%) and residential (up 87%) market segments. These increases were partially offset by decreases in the government (down 58%), healthcare (down 26%) and hospitality (down 46%) market segments.
For the six months ended July 3, 2011, net sales for the Bentley Prince Street segment increased $6.1 million (13%) versus the comparable period in 2010. This increase was primarily attributed to the corporate office market (up 33%) as well as increases in the retail (up 29%) and residential (up 30%) market segments. These increases were somewhat mitigated by decreases in the government (down 31%) and healthcare (down 33%) market segments.

Cost and Expenses
Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 3, 2011, and July 4, 2010, respectively:

	Three Months Ended		Percentage
Cost and Expenses	July 3, 2011	July 4, 2010	Change
	(In thousands)
Cost of sales	$172,865	$146,453	18.0%
Selling, general and administrative expenses	68,638	58,668	17.0%

Total	$241,503	$205,121	17.7%

	Six Months Ended		Percentage
Cost and Expenses	July 3, 2011	July 4, 2010	Change
	(In thousands)
Cost of sales	$331,339	$290,270	14.1%
Selling, general and administrative expenses	134,038	115,156	16.4%

Total	$465,377	$405,426	14.8%

For the quarter ended July 3, 2011, our cost of sales increased $26.4 million (18.0%) versus the comparable period in 2010. Fluctuations in currency exchange rates accounted for approximately $8.0 million (5%) of the increase. The primary components of the increase in cost of sales were increases in raw materials costs (approximately $18 million) and labor costs (approximately $2.6 million) associated with higher production and sales volumes in the second quarter of 2011 compared with the prior year period. Our raw materials prices in the second quarter of 2011 were approximately 10-12% higher than raw materials prices in the corresponding period of the prior year. As a percentage of net sales, cost of sales remained consistent at 64.6% for the second quarter of 2011, versus 64.6% in the second quarter of 2010, as the increased raw materials costs were offset by the increased absorption of fixed manufacturing costs associated with higher sales and production volumes.
For the six months ended July 3, 2011, our costs of sales increased $41.1 million (14.1%) versus the comparable period in 2010. Fluctuations in currency exchange rates accounted for approximately $11.0 million (4%) of the increase. The primary components of the increase in cost of sales were increases in raw materials costs (approximately $27 million) and labor costs (approximately $4 million) associated with higher production and sales volumes in the first six months of 2011 compared with the prior year period. Our raw materials prices in the first six months of 2011 were approximately 10-12% higher than raw materials prices in the corresponding period of the prior year. As a percentage of net sales, cost of goods sold decreased to 64.6% for the six months ended July 3, 2011, versus 65.4% in the comparable period in prior year. This decrease is due primarily to increased absorption of fixed costs associated with higher sales volumes, as well as improved manufacturing efficiency and costs controls, especially in our Bentley Prince Street business segment. This improvement was somewhat offset by the increased price for raw materials experienced by both our Modular Carpet and Bentley Prince Street business segments.
For the quarter ended July 3, 2011, our selling, general and administrative expenses increased $10.0 million (17.0%) versus the comparable period in 2010. Fluctuations in currency exchange rates accounted for approximately $3.5 million (6%) of this increase. The primary components of the increase in selling, general and administrative expenses were (1) a $4.9 million increase in selling expenses, commensurate with the increase in sales as well as continued investments in our consumer market and end market diversification strategy, and (2) a $2.6 million increase in marketing expenses, primarily in international markets as we continue to invest in our worldwide brand presence. Despite these increases, as a percentage of net sales, selling, general and administrative expenses decreased slightly to 25.6% for the quarter ended July 3, 2011, versus 25.9% for the quarter ended July 4, 2010. This decrease as a percentage of sales was due to the strong sales growth experienced during the quarter ended July 3, 2011.
For the six months ended July 3, 2011, our selling, general and administrative expenses increased $18.9 million (16.4%) versus the comparable period in 2010. Fluctuations in currency exchange rates accounted for approximately $4.5 million (4%) of this increase. The primary components of the increase in selling, general and administrative expenses were (1) an $8.9 million increase in selling expenses due to the increased sales volume during the period, as well as continued investment in our selling strategies, (2) a $6.9 million increase in overall administrative costs due, in part, to increases in non-cash incentive based pay during the first six months of 2011, and (3) a $2.5 million increase in marketing expenses as we invest in our marketing platforms around the world. Due to these increases, as a percentage of net sales, selling, general and administrative expenses increased slightly to 26.1% for the six months ended July 3, 2011, versus 25.9% for the corresponding period in 2010.

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	July 3, 2011	July 4, 2010	Change
	(In thousands)
Modular Carpet	$213,630	$177,331	20.5%
Bentley Prince Street	26,978	25,027	7.8%
Corporate Expenses and Eliminations	895	2,763	(67.6%)

Total	$241,503	$205,121	17.7%

Cost of Sales and Selling, General and	Six Months Ended		Percentage
Administrative Expenses (Combined)	July 3, 2011	July 4, 2010	Change
	(In thousands)
Modular Carpet	$407,025	$351,215	15.9%
Bentley Prince Street	53,257	49,434	7.7%
Corporate Expenses and Eliminations	5,095	4,777	6.7%

Total	$465,377	$405,426	14.8%

Interest Expense
For the three-month period ended July 3, 2011, interest expense decreased $1.3 million to $6.8 million versus $8.1 million in the comparable period in 2010. This decrease was due to the issuance of our 7 5/8% Senior Notes in the fourth quarter of 2010, the proceeds of which we used to complete the previously discussed tender offer for substantially all of our 11 3/8% Senior Secured Notes, as well as a portion of our outstanding 9.5% Senior Subordinated Notes. Our use of the proceeds from our 7 5/8% Senior Notes to retire higher interest debt led to a significant reduction in our quarterly interest expense, as compared to the second quarter of 2010. For the six-month period ended July 3, 2011, interest expense decreased by $3.5 million to $13.4 million versus $16.9 million in the comparable period in 2010 due to the factors identified above, as well as the redemption of $39.6 million of debt in the first quarter of 2010. As the first quarter of 2011 did not have this debt outstanding as compared to the first quarter of 2010, the decrease in interest expense was even more pronounced in the six-month period ended July 3, 2011 versus the three-month period ended July 3, 2011.
Liquidity and Capital Resources
General
At July 3, 2011, we had $27.3 million in cash. At that date, we had no borrowings and $5.2 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility. As of July 3, 2011, we could have incurred $83.2 million of additional borrowings under our domestic revolving credit facility and €20.0 million (approximately $28.9 million) of additional borrowings under our European credit facility. In addition, we could have incurred an additional $17.8 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.
Analysis of Cash Flows
Our primary source of cash during the six months ended July 3, 2011 was $2.6 million of cash received as a result of exercises of employee stock options. Our primary uses of cash during this period were (1) $30.0 million due to increased inventory levels as we produce to meet anticipated demand for the second half of 2011, (2) $26.4 million due to decreases in accounts payable and accruals, and (3) $18.8 million for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, under Item 7A of that Form 10-K. Our discussion here focuses on the period ended July 3, 2011, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
At July 3, 2011, we recognized a $13.5 million increase in our foreign currency translation adjustment account compared to January 2, 2011, primarily because of the weakening of the U.S. dollar against certain foreign currencies, particularly the Euro.
Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.
To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at July 3, 2011. The values that result from these computations are compared with the market values of these financial instruments at July 3, 2011. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.
As of July 3, 2011, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $23.1 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $25.7 million.
As of July 3, 2011, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10.6 million or an increase in the fair value of our financial instruments of $8.7 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.
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
ITEM 1A. RISK FACTORS
There are no material changes in risk factors in the second quarter of 2011. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
On August 8, 2011, Ray C. Anderson, founder and Chairman of the Company, died at age 77 after a 20-month battle with cancer. The Company expects to elect a successor Chairman at its Board of Directors meeting in October 2011.
ITEM 6. EXHIBITS
The following exhibits are filed with this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.1
Seventh Amended and Restated Credit Agreement, dated as of June 24, 2011, among Interface, Inc., InterfaceFLOR, LLC, the lenders listed therein, Wells Fargo Bank, National Association, and Bank of America, N.A. (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed June 30, 2011, previously filed with the Commission and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document (filed electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.
Date: August 11, 2011	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document (filed electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith).