Form 10-Q
period 2011-10-02
INTERFACE INC
filed 2011-11-10
CIK 715787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended October 2, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of each of the registrant’s classes of common stock at November 4, 2011:

Class	Number of Shares

Class A Common Stock, $.10 par value per share	58,598,808
Class B Common Stock, $.10 par value per share	6,880,407

INTERFACE, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	OCT. 2, 2011	JAN. 2, 2011
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$44,386	$69,236
Accounts Receivable, Net	158,009	151,463
Inventories	171,116	136,766
Prepaid Expenses and Other Current Assets	28,365	24,362
Deferred Income Taxes	9,110	10,062
Assets of Business Held for Sale	1,200	1,200

TOTAL CURRENT ASSETS	412,186	393,089

PROPERTY AND EQUIPMENT, Less Accumulated Depreciation	188,070	177,792
DEFERRED TAX ASSET	46,997	53,022
GOODWILL	76,566	75,239
OTHER ASSETS	55,486	56,291

TOTAL ASSETS	$779,305	$755,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$57,481	$55,859
Accrued Expenses	96,261	112,657

TOTAL CURRENT LIABILITIES	153,742	168,516

SENIOR NOTES	283,010	282,951
SENIOR SUBORDINATED NOTES	11,477	11,477
DEFERRED INCOME TAXES	8,471	7,563
OTHER	34,074	36,054

TOTAL LIABILITIES	490,774	506,561

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	—	—
Common Stock	6,546	6,445
Additional Paid-In Capital	360,184	349,662
Retained Earnings (Deficit)	(19,369)	(49,770)
Accumulated Other Comprehensive Loss — Foreign Currency Translation Adjustment	(27,601)	(26,269)
Accumulated Other Comprehensive Loss — Pension Liability	(31,229)	(31,196)

TOTAL SHAREHOLDERS’ EQUITY	288,531	248,872

	$779,305	$755,433

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCT. 2, 2011	OCT. 3, 2010	OCT. 2, 2011	OCT. 3, 2010

NET SALES	$273,106	$252,724	$786,148	$696,502
Cost of Sales	178,681	163,244	510,020	453,514

GROSS PROFIT ON SALES	94,425	89,480	276,128	242,988

Selling, General and Administrative Expenses	69,087	61,441	203,125	176,597
Restructuring Charge	—	—	—	3,131

OPERATING INCOME	25,338	28,039	73,003	63,260

Interest Expense	6,428	8,409	19,867	25,346
Bond Retirement Expenses	—	—	—	1,085
Other Expense (Income)	(175)	463	(126)	1,008

INCOME BEFORE INCOME TAX EXPENSE	19,085	19,167	53,262	35,821
Income Tax Expense	6,917	6,825	18,456	13,365

NET INCOME	12,168	12,342	34,806	22,456

Income Attributable to Non-Controlling Interest in Subsidiary	—	(264)	—	(876)

NET INCOME ATTRIBUTABLE TO INTERFACE, INC.	$12,168	$12,078	$34,806	$21,580

Earnings Per Share Attributable to Interface, Inc. Common Shareholders — Basic	$0.19	$0.19	$0.53	$0.34

Earnings Per Share Attributable to Interface, Inc. Common Shareholders — Diluted	$0.19	$0.19	$0.53	$0.34

Common Shares Outstanding — Basic	65,469	64,025	65,228	63,623
Common Shares Outstanding — Diluted	65,676	64,578	65,457	64,106
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCT. 2, 2011	OCT. 3, 2010	OCT. 2, 2011	OCT. 3, 2010

Net Income	$12,168	$12,342	$34,806	$22,456
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment and Pension Liability Adjustment	(13,723)	23,247	(1,365)	1,786

Comprehensive Income (Loss)	$(1,555)	$35,589	$33,441	$24,242

Comprehensive Income Attributable to Non-Controlling Interest in Subsidiary	—	(1,081)	—	(1,957)

Comprehensive Income (Loss) Attributable to Interface, Inc.	$(1,555)	$34,508	$33,441	$22,285

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED
	OCT. 2, 2011	OCT. 3, 2010
OPERATING ACTIVITIES:
Net Income	$34,806	$22,456
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Premiums Paid to Repurchase Senior Subordinated Notes	—	792
Depreciation and Amortization	19,900	17,352
Stock Compensation Amortization Expense	8,558	1,901
Deferred Income Taxes and Other	8,244	(167)
Working Capital Changes:
Accounts Receivable	(6,808)	(10,069)
Inventories	(34,862)	(20,453)
Prepaid Expenses	(3,850)	(7,404)
Accounts Payable and Accrued Expenses	(16,001)	27,196

CASH PROVIDED BY OPERATING ACTIVITIES:	9,987	31,604

INVESTING ACTIVITIES:
Capital Expenditures	(30,759)	(18,443)
Other	(1,624)	(1,816)

CASH USED IN INVESTING ACTIVITIES:	(32,383)	(20,259)

FINANCING ACTIVITIES:
Repurchase of Senior and Senior Subordinated Notes	—	(39,586)
Premiums Paid to Repurchase Senior Subordinated Notes	—	(792)
Proceeds from Issuance of Common Stock	2,610	1,803
Dividends Paid to Interface, Inc. Shareholders	(3,921)	(1,435)
Other	(509)	—
Dividends Paid to Joint Venture Partner	—	(7,904)

CASH USED IN FINANCING ACTIVITIES:	(1,820)	(47,914)

Net Cash Used in Operating, Investing and Financing Activities	(24,216)	(36,569)
Effect of Exchange Rate Changes on Cash	(634)	2,060

CASH AND CASH EQUIVALENTS:
Net Change During the Period	(24,850)	(34,509)
Balance at Beginning of Period	69,236	115,363

Balance at End of Period	$44,386	$80,854

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
Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 2 — INVENTORIES
Inventories are summarized as follows:

	Oct. 2, 2011	Jan. 2, 2011
	(In thousands)
Finished Goods	$103,157	$78,303
Work in Process	20,114	16,731
Raw Materials	47,845	41,732

	$171,116	$136,766

NOTE 3 — EARNINGS PER SHARE
The Company computes basic earnings per share (“EPS”) attributable to common shareholders by dividing net income attributable to common shareholders by the weighted average common shares outstanding, including participating securities outstanding, during the period as discussed below. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings. Income attributable to non-controlling interest in subsidiary is included in the calculation of basic and diluted EPS, where applicable.

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

	Three Months Ended		Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Basic Earnings Per Share Attributable to Common Shareholders:
Distributed Earnings	$0.02	$0.01	$0.06	$0.02
Undistributed Earnings	0.17	0.18	0.47	0.32

Total	$0.19	$0.19	$0.53	$0.34

Diluted Earnings Per Share Attributable to Common Shareholders:
Distributed Earnings	$0.02	$0.01	$0.06	$0.02
Undistributed Earnings	0.17	0.18	0.47	0.32

Total	$0.19	$0.19	$0.53	$0.34

The following table presents net income and net income attributable to Interface, Inc. that was attributable to participating securities:

	Three Months Ended		Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
	(In millions)
Net Income	$0.3	$0.3	$0.9	$0.6
Net Income Attributable to Interface, Inc.	$0.3	$0.3	$0.9	$0.6
The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
	(In thousands)
Weighted Average Shares Outstanding	63,703	62,284	63,462	61,882
Participating Securities	1,766	1,741	1,766	1,741

Shares for Basic Earnings Per Share	65,469	64,025	65,228	63,623
Dilutive Effect of Stock Options	207	553	229	483

Shares for Diluted Earnings Per Share	65,676	64,578	65,457	64,106

For the quarters ended October 2, 2011, and October 3, 2010, options to purchase 249,000 and 389,000 shares of common stock, respectively, were not included in the computation of diluted EPS as their impact would be anti-dilutive. For the nine-month periods ended October 2, 2011, and October 3, 2010, options to purchase 20,000 and 404,000 shares of common stock, respectively, were not included in the computation of diluted EPS as their impact would be anti-dilutive.
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
Segment Disclosures
Summary information by segment follows:

	Modular	Bentley
	Carpet	Prince Street	Total
	(In thousands)
Three Months Ended October 2, 2011
Net Sales	$248,721	$24,385	$273,106
Depreciation and Amortization	5,493	554	6,047
Operating Income (Loss)	26,333	(63)	26,270

Three Months Ended October 3, 2010
Net Sales	$226,513	$26,211	$252,724
Depreciation and Amortization	4,251	538	4,789
Operating Income	29,450	45	29,495

	Modular	Bentley
	Carpet	Prince Street	Total
	(In thousands)
Nine Months Ended October 2, 2011
Net Sales	$708,567	$77,581	$786,148
Depreciation and Amortization	20,296	1,677	21,973
Operating Income (Loss)	78,604	(124)	78,480

Nine Months Ended October 3, 2010
Net Sales	$623,215	$73,287	$696,502
Depreciation and Amortization	12,668	1,660	14,328
Operating Income (Loss)	72,004	(2,511)	69,493

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$6,047	$4,789	$21,973	$14,328
Corporate depreciation and amortization	1,179	1,562	6,485	4,925

Reported depreciation and amortization	$7,226	$6,351	$28,458	$19,253

OPERATING INCOME
Total segment operating income	$26,270	$29,495	$78,480	$69,493
Corporate income, expenses and other reconciling amounts	(932)	(1,456)	(5,477)	(6,233)

Reported operating income	$25,338	$28,039	$73,003	$63,260

	Oct. 2, 2011	Jan. 2, 2011
ASSETS	(In thousands)
Total segment assets	$664,457	$610,024
Discontinued operations	1,200	1,200
Corporate assets and eliminations	113,648	144,209

Reported total assets	$779,305	$755,433

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
As of October 2, 2011, the balance of the 7 5/8% Senior Notes outstanding was $275 million. The estimated fair value of the 7 5/8% Senior Notes as of October 2, 2011, based on then current market prices, was $279.1 million.
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
As of October 2, 2011, the balance of the 11 3/8% Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $8.0 million. The estimated fair value of the Senior Secured Notes as of October 2, 2011, based on then current market prices, was $8.1 million.
9.5% Senior Subordinated Notes
On February 4, 2004, the Company completed a private offering of $135 million of 9.5% Senior Subordinated Notes due 2014. Interest on these notes is payable semi-annually on February 1 and August 1 beginning August 1, 2004. As of October 2, 2011, the Company had outstanding $11.5 million in 9.5% Senior Subordinated Notes due 2014 (the “9.5% Senior Subordinated Notes”). The estimated fair value of the 9.5% Senior Subordinated Notes as of October 2, 2011, based on then current market prices, was $11.5 million.

During the first quarter of 2010, the Company redeemed $25.0 million aggregate principal amount of the 9.5% Senior Subordinated Notes at a price equal to 103.167% of the face value of the notes. Accordingly, the premium paid in connection with this redemption was approximately $0.8 million. In addition, the Company wrote off the portion of the unamortized debt issuance costs related to the redeemed bonds, an amount equal to $0.3 million. These expenses are contained in the “Bond Retirement Expense” line item in the Company’s consolidated condensed statements of operations.
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

•	The negative covenants have been relaxed in certain respects, including with respect to the amount of other indebtedness and liens the Company may incur or allow to exist.

•	The threshold to trigger the applicability of the Facility’s only financial covenant, a fixed charge coverage test, and the assertion of cash dominion by the lender group has been raised.

•	The events of default have been amended to make certain of the events of default less restrictive by increasing the applicable dollar thresholds thereunder.

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

As of October 2, 2011, there were zero borrowings and $5.2 million in letters of credit outstanding under the Facility. As of October 2 2011, the Company could have incurred $80.6 million of additional borrowings under the Facility.
Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with ABN AMRO Bank N.V. Under this Credit Agreement, ABN AMRO provides a credit facility, until further notice, for borrowings and bank guarantees in varying aggregate amounts over time. As of October 2, 2011, there were no borrowings outstanding under this facility, and the Company could have incurred €14.0 million (approximately $19.0 million) of additional borrowings under the facility.
Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $18.2 million of lines of credit available. As of October 2, 2011, there were no borrowings outstanding under these lines of credit.

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
During the first nine months of 2011 and 2010, the Company recognized stock option compensation costs of $0.7 million and $1.1 million, respectively. In the third quarters of 2011 and 2010, the Company recognized stock option compensation costs of $0.2 million and $0.4 million, respectively. The remaining unrecognized compensation cost related to unvested stock option awards at October 2, 2011, approximated $0.7 million, and the weighted average period of time over which this cost will be recognized is approximately one year.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first nine months of fiscal year 2010. There were no stock options granted in 2011.

Nine Months Ended
Oct. 3, 2010
Risk free interest rate	2.09%
Expected life	5.5 years
Expected volatility	61%
Expected dividend yield	0.3%
The weighted average grant date fair value of stock options granted during the first nine months of fiscal 2010 was $6.79 per share.
The following table summarizes stock options outstanding as of October 2, 2011, as well as activity during the nine months then ended:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 2, 2011	1,148,500	$7.51
Granted	—	—
Exercised	487,000	4.43
Forfeited or canceled	23,500	6.29

Outstanding at October 2, 2011	638,000	$7.19

Exercisable at October 2, 2011	498,000	$7.95

At October 2, 2011, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $2.3 million and $2.3 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first nine months of fiscal years 2011 and 2010 are provided in the table below. The Company did not recognize any significant tax benefit with regard to stock options in either period.

	Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010
	(In millions)
Proceeds from stock options exercised	$2.6	$1.8
Intrinsic value of stock options exercised	$5.9	$3.9
Restricted Stock Awards
During the nine months ended October 2, 2011, and October 3, 2010, the Company granted restricted stock awards for 668,000 and 529,000 shares, respectively, of Class B common stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.
Compensation expense related to restricted stock grants was $8.6 million and $1.9 million for the nine months ended October 2, 2011, and October 3, 2010, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.
The following table summarizes restricted stock activity as of October 2, 2011, and during the nine months then ended:

		Weighted Average
	Shares	Grant Date Fair Value
Outstanding at January 2, 2011	1,740,000	$13.04
Granted	668,000	17.08
Vested	600,000	12.23
Forfeited or canceled	42,000	14.21

Outstanding at October 2, 2011	1,766,000	$15.03

As of October 2, 2011, the unrecognized total compensation cost related to unvested restricted stock was $13.3 million. That cost is expected to be recognized by the end of 2015.
For the nine months ended October 2, 2011 and October 3, 2010, the Company recognized tax benefits of $2.4 million and $0.5 million, respectively, with regard to restricted stock.

NOTE 7 — EMPLOYEE BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended October 2, 2011, and October 3, 2010, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
	(In thousands)		(In thousands)
Service cost	$72	$88	$217	$266
Interest cost	2,835	2,715	8,605	8,094
Expected return on assets	(2,935)	(2,772)	(8,910)	(8,264)
Amortization of prior service costs	21	22	63	66
Recognized net actuarial (gains)/losses	149	413	454	1,226

Net periodic benefit cost	$142	$466	$429	$1,388

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
	(In thousands)		(In thousands)
Service cost	$98	$86	$295	$257
Interest cost	284	280	853	841
Amortization of transition obligation	55	55	164	164
Amortization of prior service cost	12	12	36	36
Amortization of loss	93	68	277	205

Net periodic benefit cost	$542	$501	$1,625	$1,503

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
A summary of these restructuring activities is presented below:

	Total
	Restructuring	Costs Incurred	Costs Incurred	Balance at
	Charge	in 2010	in 2011	Oct. 2, 2011
	(In thousands)
Workforce reduction	$3,131	$2,674	$457	$—
The table below details these restructuring activities by segment:

	Modular	Bentley
	Carpet	Prince Street	Corporate	Total
	(In thousands)

Total amounts expected to be incurred	$2,951	$180	$—	$3,131
Cumulative amounts incurred to date	2,951	180	—	3,131
Total amounts incurred in the nine-month period ended October 2, 2011	457	—	—	457

NOTE 9 — DISCONTINUED OPERATIONS
In 2007, the Company sold its Fabrics Group business segment. All activity related to this business has been included in discontinued operations. Assets and liabilities of this business segment have been reported in assets and liabilities held for sale for all periods presented. Discontinued operations had no net sales and no net income or loss in either the three-month or nine-month periods ended October 2, 2011, and October 3, 2010.
NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $12.0 million and $21.2 million for the nine months ended October 2, 2011, and October 3, 2010, respectively. Income tax payments amounted to $15.2 million and $10.8 million for the nine months ended October 2, 2011, and October 3, 2010, respectively.
NOTE 11 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding the performance of a company’s annual goodwill impairment evaluation. This standard allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. This standard is effective for fiscal years beginning after December 31, 2011. At this time the Company does not expect adoption of this standard will have any significant impact on its consolidated financial statements.
In June 2011, the FASB amended an accounting standard regarding the presentation of comprehensive income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods ending after December 31, 2012, with earlier adoption permitted. As this amendment only effects presentation, there is not expected to be any impact on the Company’s consolidated financial statements.
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
NOTE 12 — INCOME TAXES
Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first nine months of 2011, the Company increased its liability for unrecognized tax benefits by $0.1 million. As of October 2, 2011, the Company had approximately $8.2 million accrued for unrecognized tax benefits.

NOTE 13 — DIVIDEND TO NON-CONTROLLING INTEREST PARTNER
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
NOTE 14 — SUBSEQUENT EVENT
On October 26, 2011, the Company committed to a restructuring plan intended to reduce costs across its worldwide operations and more closely align its operations with reduced demand levels in certain markets. As a result of this plan, the Company expects to incur restructuring and asset impairment charges of approximately $6.5 million to $8.0 million during the fourth quarter of 2011. The majority of the charge will relate to reductions of approximately 100 employees (approximately $5-6 million) as well as smaller amounts for contract termination costs (approximately $0.5-1.0 million) and impairment of assets (approximately $0.8-1.0 million). The Company anticipates that approximately $5.5-6.5 million of this charge will result in future cash expenditures, primarily severance expense. Actions related to this restructuring plan are expected to be completed by the end of the fourth quarter of 2011, and the Company expects to generate annual savings of approximately $11.0 million as a result thereof.
NOTE 15 — SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS
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

INTERFACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 2, 2011

			INTERFACE,	CONSOLIDATION
		NON-	INC.	AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)

Net sales	$182,658	$134,854	$—	$(44,406)	$273,106
Cost of sales	134,448	88,639	—	(44,406)	178,681

Gross profit on sales	48,210	46,215	—	—	94,425
Selling, general and administrative expenses	30,972	32,062	6,053	—	69,087

Operating income (loss)	17,238	14,153	(6,053)	—	25,338
Interest/Other expense	7,823	2,763	(4,333)	—	6,253

Income (loss) before taxes on income and equity in income of subsidiaries	9,415	11,390	(1,720)	—	19,085
Income tax expense (benefit)	3,412	4,128	(623)	—	6,917
Equity in income (loss) of subsidiaries	—	—	13,265	(13,265)	—

Net income (loss)	6,003	7,262	12,168	(13,265)	12,168
Income attributable to non-controlling interest in subsidiary	—	—	—	—	—

Net income (loss) attributable to Interface, Inc.	$6,003	$7,262	$12,168	$(13,265)	$12,168

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 2, 2011

		NON-	INTERFACE, INC.	CONSOLIDATION AND
	GUARANTOR	GUARANTOR	(PARENT	ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)

Net sales	$512,183	$405,303	$—	$(131,338)	$786,148
Cost of sales	378,571	262,787	—	(131,338)	510,020

Gross profit on sales	133,612	142,516	—	—	276,128
Selling, general and administrative expenses	86,872	94,901	21,352	—	203,125

Operating income (loss)	46,740	47,615	(21,352)	—	73,003
Interest/Other expense	20,654	9,689	(10,602)	—	19,741

Income (loss) before taxes on income and equity in income of subsidiaries	26,086	37,926	(10,750)	—	53,262
Income tax expense (benefit)	9,110	13,118	(3,772)	—	18,456
Equity in income (loss) of subsidiaries	—	—	41,784	(41,784)	—

Net income (loss)	16,976	24,808	34,806	(41,784)	34,806
Income attributable to non-controlling interest in subsidiary	—	—	—	—	—

Net income (loss) attributable to Interface, Inc.	$16,976	$24,808	$34,806	$(41,784)	$34,806

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 2, 2011

		NON-	INTERFACE, INC.	CONSOLIDATION
	GUARANTOR	GUARANTOR	(PARENT	AND ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)
ASSETS
Current Assets:
Cash and cash equivalents	$1,813	$30,456	$12,117	$—	$44,386
Accounts receivable	67,456	89,877	676	—	158,009
Inventories	96,980	74,136	—	—	171,116
Prepaids and deferred income taxes	9,071	17,598	10,806	—	37,475
Assets of business held for sale	—	1,200	—	—	1,200

Total current assets	175,320	213,267	23,599	—	412,186
Property and equipment less accumulated depreciation	83,806	99,589	4,675	—	188,070
Investment in subsidiaries	241,113	153,434	189,892	(584,439)	—
Goodwill	6,954	69,612	—	—	76,566
Other assets	6,545	12,138	83,800	—	102,483

	$513,738	$548,040	$301,966	$(584,439)	$779,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$15,340	$52,044	$86,358	$—	$153,742
Senior notes and senior subordinated notes	—	—	294,487	—	294,487
Deferred income taxes	11,124	1,615	(4,268)	—	8,471
Other	4,242	1,902	27,930	—	34,074

Total liabilities	30,706	55,561	404,507	—	490,774

Common stock	94,145	102,199	6,546	(196,344)	6,546
Additional paid-in capital	249,302	12,525	360,184	(261,827)	360,184
Retained earnings (deficit)	141,184	424,722	(460,115)	(125,160)	(19,369)
Foreign currency translation adjustment	(1,599)	(19,119)	(5,775)	(1,108)	(27,601)
Pension liability	—	(27,848)	(3,381)	—	(31,229)

	$513,738	$548,040	$301,966	$(584,439)	$779,305

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS
ENDED OCTOBER 2, 2011

		NON-	INTERFACE, INC.	CONSOLIDATION
	GUARANTOR	GUARANTOR	(PARENT	AND ELIMINATION	CONSOLIDATED
	SUBSIDIARIES	SUBSIDIARIES	CORPORATION)	ENTRIES	TOTALS
	(IN THOUSANDS)
Net cash provided by (used in) operating activities	$(7,940)	$11,306	$5,694	$927	$9,987

Cash flows from investing activities:
Purchase of plant and equipment	(15,048)	(15,343)	(368)	—	(30,759)
Other	(399)	(1,083)	(142)	—	(1,624)

Net cash used for investing activities	(15,447)	(16,426)	(510)	—	(32,383)

Cash flows from financing activities:
Other	24,114	3,609	(27,305)	(927)	(509)
Proceeds from issuance of common stock	—	—	2,610	—	2,610
Dividends paid to Interface, Inc. shareholders	—	—	(3,921)	—	(3,921)

Net cash used in financing activities	24,114	3,609	(28,616)	(927)	(1,820)
Effect of exchange rate change on cash	—	(634)	—	—	(634)

Net increase (decrease) in cash	727	(2,145)	(23,432)	—	(24,850)
Cash at beginning of period	1,086	32,601	35,549	—	69,236

Cash at end of period	$1,813	$30,456	$12,117	$—	$44,386

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended, or as of, October 2, 2011, and the comparable periods of 2010 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.
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
Restructuring Plans
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
In October of 2011, we committed to a restructuring plan intended to reduce costs across our worldwide operations and more closely align our operations with reduced demand levels in certain markets. As a result of this plan, we expect to incur restructuring and asset impairment charges of approximately $6.5 million to $8.0 million during the fourth quarter of 2011. The majority of the charge will relate to reductions of approximately 100 employees (approximately $5-6 million) as well as smaller amounts for contract termination costs (approximately $0.5-1.0 million) and impairment of assets (approximately $0.8-1.0 million). We anticipate that approximately $5.5-6.5 million of this charge will result in future cash expenditures, primarily severance expense. Actions related to this restructuring plan are expected to be completed by the end of the fourth quarter of 2011, and we expect to generate annual savings of approximately $11.0 million as a result thereof.
Discontinued Operations
In 2007, we sold our Fabrics Group business segment. In accordance with applicable accounting standards, we have reported the results of operations for the former Fabrics Group business segment for all periods reflected herein, as “discontinued operations.”
Our discontinued operations had no net sales and no net income or loss in either of the three-month or nine-month periods ended October 2, 2011 and October 3, 2010.

General
During the quarter ended October 2, 2011, we had net sales of $273.1 million, compared with net sales of $252.7 million in the third quarter last year. Fluctuations in currency exchange rates positively impacted 2011 third quarter sales by 4% (approximately $10 million), compared with the prior year period. During the first nine months of fiscal year 2011, we had net sales of $768.1 million, compared with net sales of $696.5 million in the first nine months of last year. Fluctuations in currency exchange rates positively impacted sales in the first nine months of 2011 by 4% (approximately $26 million), compared with the prior year period.
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
During the third quarter of 2011, we had net income attributable to Interface, Inc. of $12.2 million, or $0.19 per diluted share, compared with net income attributable to Interface, Inc. of $12.1 million, or $0.19 per diluted share, in the third quarter of 2010. Net income in the third quarter of 2011 was $12.1 million, or $0.19 per diluted share, compared with net income of $12.3 million, or $0.19 per diluted share, in the third quarter of 2010.
During the nine months ended October 2, 2011, we had net income attributable to Interface, Inc. of $34.8 million, or $0.53 per diluted share, compared with net income attributable to Interface, Inc. of $21.6 million, or $0.34 per diluted share, in the first nine months of 2010. Net income was $34.8 million, or $0.53 per diluted share, in the nine months ended October 2, 2011, compared with net income of $22.5 million, or $0.34 per diluted share, in the first nine months of 2010.
Results of Operations
The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended October 2, 2011, and October 3, 2010, respectively:

	Three Months Ended		Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.4	64.6	64.9	65.1

Gross profit on sales	34.6	35.4	35.1	34.9
Selling, general and administrative expenses	25.3	24.3	25.8	25.4
Restructuring charge	—	—	—	0.4

Operating income	9.3	11.1	9.3	9.1
Bond retirement expenses	—	—	—	0.2
Interest/Other expenses	2.3	3.5	2.5	3.8

Income before tax expense	7.0	7.6	6.8	5.1
Income tax expense	2.5	2.7	2.3	1.9

Net income	4.5	4.9	4.4	3.2
Net income attributable to Interface, Inc.	4.5	4.8	4.4	3.1

Below we provide information regarding net sales for each of our operating segments, and analyze those results for the three-month and nine-month periods ended October 2, 2011, and October 3, 2010, respectively.

Net Sales by Business Segment
Net sales by operating segment and for our Company as a whole were as follows for the three-month and nine-month periods ended October 2, 2011, and October 3, 2010, respectively:

	Three Months Ended		Percentage
	Oct. 2, 2011	Oct. 3, 2010	Change
Net Sales By Segment	(In thousands)
Modular Carpet	$248,721	$226,513	9.8%
Bentley Prince Street	24,385	26,211	(7.0)%

Total	$273,106	$252,724	8.1%

	Nine Months Ended		Percentage
	Oct. 2, 2011	Oct. 3, 2010	Change
Net Sales By Segment	(In thousands)
Modular Carpet	$708,567	$623,215	13.7%
Bentley Prince Street	77,581	73,287	5.9%

Total	$786,148	$696,502	12.9%

Modular Carpet Segment. For the quarter ended October 2, 2011, net sales for the Modular Carpet segment increased $22.2 million (9.8%) versus the comparable period in 2010. On a geographic basis, we experienced increases in net sales in the Americas (up 8%) and Europe (up 19% in U.S. dollars, 9% in local currency). Asia-Pacific also saw a sales increase as compared to the third quarter of 2010 (up less than 1%). Worldwide, the increases were due to continued success in the corporate office market segment, success in certain non-office commercial market segments, and continuing strong demand in emerging markets. Sales growth in the Americas was driven primarily by the improving corporate office market segment (up 16%) as well as growth in the residential (up 38%) and education (up 13%) market segments. These increases were moderated by declines in the retail (down 13%) and hospitality (down 41%) market segments. Sales growth in Europe was due to the corporate office market segment (up 25% in U.S. dollars, 15% in local currency) as well as smaller increases in the education (up 25% in U.S. dollars, 14% in local currency) and hospitality (up 31% in U.S. dollars, 20% in local currency) market segments. Mitigating these increases were declines in the residential (down 53% in U.S. dollars, 57% in local currency) and retail (down 11% in U.S. dollars, 18% in local currency). Asia-Pacific saw increases in the corporate office (up 9%) and hospitality (up over 100%) market segments. These increases were primarily offset by a decline in the education market segment (down 43%).
For the nine months ended October 2, 2011, net sales for the Modular Carpet segment increased $85.4 million (13.7%) versus the comparable period in 2010. On a geographic basis, we experienced increases in net sales in all regions for the nine months ended October 2, 2011, versus the comparable period in 2010, with our Americas, Europe and Asia-Pacific regions experiencing sales growth of 11%, 19% and 13%, respectively, during the period (Europe experienced 11% sales growth in local currency). The continued recovery of the corporate office market was the largest factor in this increase in sales, although smaller increases occurred in certain non-office commercial market segments. In the Americas, the corporate office market segment saw an increase of 21% during the nine-month period. Success in certain non-office commercial markets also fueled the sales increase, particularly in the education (up 8%), residential (up 19%) and government (up 7%) market segments. These increases were offset somewhat by decreases in the retail (down 9%) and hospitality (down 30%) market segments. Sales growth in Europe was also due to the strength of the corporate office market segment (up 24% in U.S. dollars, 15% in local currency), as well as success in the government (up 21% in U.S. dollars, 13% in local currency) and education (up 22% in U.S. dollars, 12% in local currency) market segments. These gains were somewhat offset by a decline in the residential market segment (down 51% in U.S. dollars, 54% in local currency) in Europe. Asia-Pacific saw increases across almost all market segments, with the exception of the government (down 25%) and education (down 3%) market segments. As in other regions, the corporate office market segment (up 17%) saw the most significant increase in the Asia-Pacific region.
Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the quarter ended October 2, 2011, decreased $1.8 million (7.0%) versus the comparable period in the prior year. The corporate office market remained strong as compared to the third quarter of 2010, showing an increase in sales of 17%. This increase was offset by decreases in the education (down 49%) and government (down 35%) market segments, as a result of spending reductions by federal, state and local governments.

For the nine months ended October 2, 2011, net sales for the Bentley Prince Street segment increased $4.3 million (5.9%) versus the comparable period in the prior year. The corporate office market segment continues to be the driving force behind this increase, showing improvement of 27% versus the first nine months of 2010. This increase was mitigated by declines in almost all non-office commercial markets, particularly the government (down 33%) and education (down 19%) market segments. The retail market segment was the only non-office commercial segment to show an increase during the period (up 29%).
Costs and Expenses
Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 2, 2011, and October 3, 2010, respectively:

	Three Months Ended		Percentage
Cost and Expenses	Oct. 2, 2011	Oct. 3, 2010	Change
	(In thousands)
Cost of sales	$178,681	$163,244	9.5%
Selling, general and administrative expenses	69,087	61,441	12.4%

Total	$247,768	$224,685	10.3%

	Nine Months Ended		Percentage
Cost and Expenses	Oct. 2, 2011	Oct. 3, 2010	Change
	(In thousands)
Cost of sales	$510,020	$453,514	12.5%
Selling, general and administrative expenses	203,125	176,597	15.0%

Total	$713,145	$630,111	13.2%

For the quarter ended October 2, 2011, our cost of sales increased $15.4 million (9.5%) versus the comparable period in 2010. Fluctuations in currency exchange rates accounted for approximately $6.0 million (4%) of the increase. An increase in raw material costs (up 10-12% year-over-year) was the most significant factor in the increase. Due to the increase in raw material costs, as well as lower absorption of fixed overhead costs due to lower production volumes versus the third quarter of 2010, as a percentage of sales, cost of sales increased to 65.4% for the third quarter of 2011 versus 64.6% for the third quarter of 2011. As raw materials costs moderate, we expect to see cost of sales decrease as a percentage of sales going forward.
For the nine months ended October 2, 2011, our cost of sales increased $56.5 million (12.5%) versus the comparable period in 2010. Fluctuations in currency exchange rates accounted for approximately $17 million (4%) of the increase. The primary components of this increase in cost of sales were the increases in raw materials costs (approximately $38 million) and labor costs (approximately $6 million) associated with higher production volumes, particularly in the first six months of 2011, compared with the prior year period. Our raw materials costs during the first nine months of 2011 were approximately 10-12% higher than raw materials costs in the corresponding period of the prior year. As a percentage of net sales, cost of sales remained relatively consistent for the nine month period ended October 2, 2011, at 64.9% versus 65.1% in the comparable period of 2010. The slight improvement in costs of sales as a percentage of sales was primarily due to higher absorption of fixed overhead costs as a result of higher production volumes in the first nine months of 2011 as compared to 2010, particularly in the first six months of 2011.
For the quarter ended October 2, 2011, our selling, general and administrative expenses increased $7.6 million (12.4%) versus the comparable period in 2010. Fluctuations in currency exchange rates accounted for approximately $2 million (4%) of the increase. The primary components of this increase in selling, general and administrative expenses were (1) a $5.1 million increase in selling expense, commensurate with the increase in sales as well as selected investments made in our consumer market and diversification strategies, and (2) a $1.4 million increase in marketing expenses, primarily in international markets as we continued to grow our brand awareness and presence. These increases were somewhat offset by a $2.6 million decrease in incentives as performance targets were not achieved to the same level in the third quarter of 2011 as they were in the third quarter of 2010. Due to the above factors, as a percentage of net sales, our selling, general and administrative expenses increased to 25.3% for the third quarter of 2011 versus 24.3% for the third quarter of 2010.

For the nine months ended October 2, 2011, our selling, general and administrative expenses increased $26.5 million (15%) versus the comparable period in 2010. Fluctuations in currency exchange rates accounted for approximately $7 million (4%) of the increase. The primary components of this increase in selling, general and administrative expenses were (1) a $13.9 million increase in selling expense, commensurate with the increase in sales as well as selected investments made in our consumer market and diversification strategies, (2) a $3.9 million increase in marketing expenses, primarily in international markets as we continued to grow our brand awareness and presence, and (3) higher overall administrative costs of $7.9 million due, in part, to increases in non-cash incentive based pay during the first nine months of 2011, particularly in the first six months of the year. Due to these increases, as a percentage of net sales, selling, general and administrative expenses increased to 25.8% for the nine months ended October 2, 2011, versus 25.4% for the corresponding period in 2010.
Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

	Three Months Ended		Percentage
Cost of Sales and Selling, General and Administrative Expenses (Combined)	Oct. 2, 2011	Oct. 3, 2010	Change
	(In thousands)
Modular Carpet	$222,388	$197,063	12.9%
Bentley Prince Street	24,448	26,166	(6.6)%
Corporate Expenses and Eliminations	932	1,456	(36.0)%

Total	$247,768	$224,685	10.3%

	Nine Months Ended		Percentage
Cost of Sales and Selling, General and Administrative Expenses (Combined)	Oct. 2, 2011	Oct. 3, 2010	Change
	(In thousands)
Modular Carpet	$629,413	$548,278	14.8%
Bentley Prince Street	77,705	75,600	2.8%
Corporate Expenses and Eliminations	6,027	6,233	(3.3)%

Total	$713,145	$630,111	13.2%

Interest Expenses
For the three-month period ended October 2, 2011, interest expense decreased $2.0 million to $6.4 million versus $8.4 million in the comparable period in 2010. This decrease was due to the issuance of our 7 5/8% Senior Notes in the fourth quarter of 2010, the proceeds of which we used to complete the previously discussed tender offer for substantially all of our 11 3/8% Senior Secured Notes, as well as a portion of our outstanding 9.5% Senior Subordinated Notes. Our use of the proceeds from our 7 5/8% Senior Notes to retire higher interest debt led to a significant reduction in our quarterly interest expense, as compared to the third quarter of 2010. For the nine-month period ended October 2, 2011, interest expense decreased by $5.5 million to $19.9 million versus $25.3 million in the comparable period in 2010 due to the factors identified above, as well as the repayment or redemption of $39.6 million of bonds in the first quarter of 2010.
Liquidity and Capital Resources
General
At October 2, 2011, we had $44.4 million in cash. At that date, we had no borrowings and $5.2 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility. As of October 2, 2011, we could have incurred $80.6 million of additional borrowings under our domestic revolving credit facility and €14.0 million (approximately $19.0 million) of additional borrowings under our European credit facility. In addition, we could have incurred an additional $18.2 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows
Our primary source of cash during the nine months ended October 2, 2011 was $2.6 million of cash received as a result of exercises of employee stock options. Our primary uses of cash during this period were (1) $34.9 million due to increased inventory levels as we produced to meet anticipated demand for the second half of 2011, (2) $30.8 million for capital expenditures, and (3) $16.0 million due to decreases in accounts payable and accruals.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, under Item 7A of that Form 10-K. Our discussion here focuses on the period ended October 2, 2011, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
At October 2, 2011, we recognized a $1.3 million decrease in our foreign currency translation adjustment account compared with January 2, 2011, primarily because of the strengthening of the U.S. dollar against certain foreign currencies over the nine-month period.
Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.
To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at October 2, 2011. The values that result from these computations are compared with the market values of these financial instruments at October 2, 2011. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.
As of October 2, 2011, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $20.5 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $25.4 million.
As of October 2, 2011, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10.2 million or an increase in the fair value of our financial instruments of $8.3 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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
There are no material changes in risk factors in the third quarter of 2011. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for fiscal year 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
The following exhibits are filed with this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.1
Seventh Amended and Restated Credit Agreement, dated as of June 24, 2011, among Interface, Inc, InterfaceFLOR, LLC, the lenders listed therein, Wells Fargo Bank, National Association, and Bank of America, N.A. (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed first on October 27, 2011, previously filed with the Commission and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.
Date: November 10, 2011	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)