Form 10-K
period 2012-01-01
INTERFACE INC
filed 2012-02-29
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2012

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

YES   ☒     NO   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES   ☐     NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES   ☒     NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES   ☒     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐     NO   ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 3, 2011 (assuming conversion of Class B Common Stock into Class A Common Stock): $1,181,343,489 (59,453,623 shares valued at the last sales price of $19.87 on July 1, 2011). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 23, 2012:

September 30,
Class	Number of Shares
Class A Common Stock, $0.10 par value per share	58,551,591
Class B Common Stock, $0.10 par value per share	6,877,625

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

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

As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet in over 110 countries under established brand names such as InterfaceFLOR®, Heuga®, Bentley Prince Street® and FLOR®. In broadloom carpet, our Bentley Prince Street brand also is a leader in the high-end, designer-oriented sector of the market, where custom design and high quality are the principal specifying and purchasing factors. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 56%, 29% and 15%, respectively, for fiscal year 2011.

Capitalizing on our leadership in modular carpet for the corporate office segment, we are executing a market diversification strategy to increase our presence and market share for modular carpet in non-corporate office market segments, such as government, education, healthcare, hospitality and retail space, which combined are almost twice the size of the approximately $1 billion U.S. corporate office segment. Our diversification strategy also targets the approximately $11 billion U.S. residential market segment for carpet. As a result of our efforts, our mix of corporate office versus non-corporate office modular carpet sales in the Americas was 47% and 53%, respectively, for 2011. Company-wide, our mix of corporate office versus non-corporate office sales was 60% and 40%, respectively, in 2011. We believe the appeal and utilization of modular carpet is growing in each of these non-corporate office segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these segments around the world.

Beginning in 2008, the worldwide financial and credit crisis caused many corporations, governments and other organizations to delay or curtail spending on renovation and construction projects where our carpet is used. This downturn negatively impacted our performance. In 2008 and 2009, we announced restructuring plans to align our cost structure with market demand for our products, resulting in the reduction of about 23% of our worldwide workforce. These plans reduced costs across our worldwide operations, and more closely aligned our operations with the decreased demand levels that we began experiencing in the fourth quarter of 2008. Demand levels substantially recovered in 2010.

In the first quarter of 2010, we adopted a restructuring plan primarily related to workforce reduction in our European modular carpet operations. This reduction was in response to the continued challenging economic climate in that region. Actions and expenses related to this plan were substantially completed in the first quarter of 2010.

In the fourth quarter of 2011, we committed to a new restructuring plan intended to reduce costs across our worldwide operations and more closely align our operations with reduced demand in certain markets. Actions and expenses related to this plan were substantially completed by the end of 2011.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment. We are the world’s leading manufacturer of carpet tile. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users have become more familiar with its unique attributes. We continue to drive this trend with our product innovations and designs discussed below. According to the 2011 Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was ranked as the number one “hot product” for the tenth consecutive year. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership. Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace. Our established brand names in carpets are leaders in the industry. The 2011 Floor Focus survey ranked our InterfaceFLOR brand first or second in each of the survey categories of quality, performance, value, service and design. On the international front, InterfaceFLOR and Heuga are well-recognized brand names in carpet tiles for commercial, institutional and residential use. More generally, as the appeal and utilization of modular carpet continues to expand into market segments such as education, hospitality and retail space, our reputation as the pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets.

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

Recognized Global Leadership in Ecological Sustainability. Our long-standing goal and commitment to be ecologically “sustainable” — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — has emerged as a competitive strength for our business and remains a strategic initiative. It now includes Mission Zero®, our global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us with a differentiating advantage in competing for business among architects, designers and end users of our products, who increasingly make purchase decisions based on “green” factors. The 2011 Floor Focus survey, which named our InterfaceFLOR business the top among “Green Leaders” and gave us the top honors for “Green Kudos”, found that 69% of the designers surveyed consider sustainability an added benefit and 25% consider it a “make or break” issue when deciding what products to recommend or purchase.

Strong Operating Leverage Position. Our operating leverage, which we define as our ability to realize profit on incremental sales, is strong and generally allows us to increase earnings at a higher rate than our rate of increase in net sales. Our operating leverage position is primarily a result of (1) the specified, high-end nature and premium positioning of our principal products in the marketplace, and (2) the mix of fixed and variable costs in our manufacturing processes that allow us to increase production of most of our products without significant increases in capital expenditures or fixed costs. For example, while net sales from our Modular Carpet segment increased from $646.2 million in 2005 to $930.7 million in 2007 (a period in which our industry and business were recovering from a prior downturn), our operating income from that segment increased from $77.4 million (12.0% of net sales) in 2005 to $133.7 million (14.4% of net sales) in 2007.

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

Continue to Penetrate Non-Corporate Office Market Segments. We will continue our strategic focus on product design and marketing and sales efforts for non-corporate office market segments such as government, education, healthcare, hospitality, retail and residential space. We began this initiative as part of our market diversification strategy in 2001 (when our initial objective was reducing our exposure to the more severe economic cyclicality of the corporate office segment), and it has become a principal strategy generally for growing our business and enhancing profitability. We have shifted our mix of corporate office versus non-corporate office modular carpet sales in the Americas to 47% and 53%, respectively, for fiscal 2011 from 64% and 36%, respectively, in fiscal 2001. To implement this strategy, we:

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

As part of this strategy, our FLOR and Prince Street House and Home lines of products focus on the approximately $11 billion U.S. residential carpet market segment. These products were specifically created to bring high style modular and broadloom floorcovering to the U.S. residential market. We offer FLOR directly and over the Internet, in a FLOR catalog and in our seven FLOR retail stores, and we plan to add twelve more retail stores in 2012. FLOR is also offered by many specialty retailers and in a number of major retail catalogs. Through such direct and indirect retailing, FLOR sales have grown more than 80% from 2005 to 2011. Prince Street House and Home brings new colors and patterns to the high-end consumer market with a collection of broadloom carpet and rugs sold through hundreds of retail stores and interior designers. Through our Heuga Home division, we sell modular carpet to the residential segment of international soft floorcovering markets, the size of which we believe to be approximately $2 billion in Western Europe alone.

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

Use Strong Free Cash Flow Generation to De-leverage Our Balance Sheet. Our principal businesses have been structured – including through our rationalization and repositioning initiatives over the past ten years – to yield high contribution margins and generate strong free cash flow (by which we mean cash available to apply towards debt service). Our historical investments in global manufacturing capabilities and mass customization techniques and facilities, which we have maintained, also contribute to our ability to generate substantial levels of free cash flow. We will use our strong free cash flow generation capability to continue to repay debt and strengthen our financial position. We will also continue to execute programs to reduce costs further and enhance free cash flow. In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow as demand for our products rises.

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

Seasonality

Our first quarter has typically been our slowest quarter while our fourth quarter has typically been our best quarter, with sales generally increasing throughout the course of the fiscal year. However, in recent years, as our sales efforts and results in the education market segment (which has a heavy second quarter buying season) have increased, our second quarter sales have occasionally eclipsed our third or fourth quarter sales.

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

Modular Carpet

Our modular carpet system, which is marketed under the established global brands InterfaceFLOR and Heuga, and more recently under the Bentley Prince Street brand, utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 cm x 50 cm) or rectangles to produce a floorcovering that combines the appearance and texture of traditional soft floorcovering with the advantages of a modular carpet system. Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that provides dimensional stability and reduces the need for adhesives or fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we market under the GlasBacRE brand. In 2008, we introduced the Convert™ collection of carpet tile designed and manufactured with yarn containing varying degrees of post-consumer nylon, depending on the style and color. We received the 2011 Best of NeoCon Silver Award in the modular carpet category for our Luxe at Work™ Collection.

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

We use a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities. These varieties are designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors – particularly offices, healthcare facilities, airports, educational and other institutions, hospitality spaces, and retail facilities – and residential interiors. Our carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information. While we continue to manufacture and sell our carpet tile in a number of standard styles, we also sell custom or made-to-order carpet tile products designed to meet customer specifications.

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

Broadloom Carpet

We maintain a significant share of the high-end, designer-oriented broadloom carpet segment by combining innovative product design and short production and delivery times with a marketing strategy aimed at interior designers, architects and other specifiers. Our Bentley Prince Street designs emphasize the dramatic use of color and multi-dimensional texture. In addition, we have launched the Prince Street House and Home collection of high-style broadloom carpet and area rugs targeted at design-oriented residential consumers. We received the 2011 Best of NeoCon Gold Award in the broadloom category for the Silver Screen™ Collection.

Other Products and Services

We sell a proprietary antimicrobial chemical compound under the registered trademark Intersept that we incorporate in all of our modular carpet products and have licensed to another company for use in air filters. We also sell our TacTiles carpet tile installation system, along with a variety of traditional adhesives and products for carpet installation and maintenance that are manufactured by a third party. In addition, we continue to manufacture and sell our Intercell® brand raised/access flooring product in Europe. We also continue to provide “turnkey” project management services for national accounts and other large customers through our InterfaceSERVICES™ business.

Marketing and Sales

We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we also emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including the InterfaceFLOR, FLOR and Heuga brands in modular carpet and Bentley Prince Street brand in broadloom carpet. Our exclusive consulting agreement with the award-winning, premier design firm David Oakey Designs enabled us to introduce more than 25 new carpet designs in the United States in 2011 alone.

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

We distribute our product through two primary channels. (1) direct sales to end users; and (2) indirect sales through independent contractors or distributors. In each case, we may also call upon architects, engineers, interior designers, contracting firms and other specifiers who often make or substantially influence purchasing decisions. In 2010, we entered into a new distribution arrangement with the Bravo Network, which is comprised of independent flooring distributors that provide distribution logistics throughout the United States. Under this arrangement, the Bravo Network offers an exclusive collection of 10 distinct styles of our carpet tile. The collection sold through the Bravo Network targets the industry’s “main street” sector in the United States, comprised primarily of commercial customers purchasing non-specified products through flooring retail stores.

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

Our raw materials are generally available from multiple sources – both regionally and globally – with the exception of synthetic fiber (nylon yarn). For yarn, we principally rely upon two major global suppliers, but we also have significant relationships with at least two other suppliers. Although our number of principal yarn suppliers is limited, we do have the capability to manufacture carpet using face fiber produced from two separate polymer feedstocks – nylon 6 and nylon 6,6 – which provides additional flexibility with respect to yarn supply inputs, if needed. Our global sourcing strategy, including with respect to our principal yarn suppliers and dual polymer manufacturing capability, allows us to guard against any potential shortages of raw materials or raw material suppliers in a specific polymer supply chain.

We have a flexible-inputs carpet backing line, which we call “Cool Blue™”, at our modular carpet manufacturing facility in LaGrange, Georgia. Using next generation thermoplastic technology, the custom-designed backing line dramatically improves our ability to keep reclaimed and waste carpet in the production “technical loop,” and further permits us to explore other plastics and polymers as inputs. We also have technology that more cleanly separates the face fiber and backing of reclaimed and waste carpet, thus making it easier to recycle some of its components and providing a purer supply of inputs for the Cool Blue process. This technology, which is part of our ReEntry®2.0 carpet reclamation program, allows us to send some of the reclaimed face fiber back to our fiber supplier to be blended with virgin or other post-industrial materials and extruded into new fiber.

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

Interior Fabrics

In 2007, we sold our Fabrics Group business segment to a third party. This business designed, manufactured and marketed specialty fabrics for open plan office furniture systems and other commercial interiors. Current and prior periods have been restated to include the results of operations and related disposal costs, gains and losses for this business as discontinued operations. In addition, assets and liabilities of this business have been reported in assets and liabilities held for sale for all reported periods.

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 65 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $14.5 million, $13.9 million and $12.7 million in 2011, 2010, and 2009, respectively.

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

David Oakey Designs provides carpet design and consulting services to our floorcovering businesses pursuant to a consulting agreement with us. David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our floorcovering businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The current agreement runs through April 2013. While the agreement is in effect, David Oakey Designs cannot provide similar services to any other carpet company. Through our relationship with David Oakey Designs, we introduced more than 25 new carpet designs in 2011 alone, and have enjoyed considerable success in winning U.S. carpet industry awards.

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

Backlog

Our backlog of unshipped orders was approximately $136.4 million at February 19, 2012, compared with approximately $141.2 million at February 20, 2011. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 19, 2012 are expected to be shipped during the succeeding six to nine months.

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

Employees

At January 1, 2012, we employed a total of 3,566 employees worldwide. Of such employees, 1,934 were clerical, staff, sales, supervisory and management personnel and 1,632 were manufacturing personnel. We also utilized the services of 136 temporary personnel as of January 1, 2012.

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

Executive Officers of the Registrant

Our executive officers, their ages as of January 1, 2012, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

	September 30,	September 30,
Name	Age	Principal Position(s)
Daniel T. Hendrix	57	President and Chief Executive Officer
Robert A. Coombs	53	Senior Vice President
Patrick C. Lynch	42	Senior Vice President and Chief Financial Officer
Lindsey K. Parnell	54	Senior Vice President
John R. Wells	50	Senior Vice President
Raymond S. Willoch	53	Senior Vice President-Administration, General Counsel and Secretary
Maria C. Davlantes	43	Chief Marketing Officer

Mr. Hendrix joined us in 1983 after having worked previously for a national accounting firm. He was promoted to Treasurer in 1984, Chief Financial Officer in 1985, Vice President-Finance in 1986, Senior Vice President in October 1995, Executive Vice President in October 2000, and President and Chief Executive Officer in July 2001. He was elected to the Board in October 1996 and has served on the Executive Committee of the Board since July 2001. In October 2011, Mr. Hendrix was elected as Chairman of the Board of Directors.

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

Ms. Davlantes joined us in May 2008 as Senior Vice President of Marketing for FLOR, our residential carpet tile business. In November 2009, she was promoted to Chief Marketing Officer of Interface, while still maintaining her responsibilities at FLOR. Ms. Davlantes also was appointed a Senior Vice President of Interface in July 2010. Prior to joining us, Ms. Davlantes had acquired 17 years of marketing experience with Spiegel, McKinsey & Company, Charcol and BP.

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

Our domestic revolving credit facility matures in June 2016. We cannot assure you that we will be able to renegotiate or refinance this debt on commercially reasonable terms, or at all, especially given the ongoing worldwide financial and credit crisis.

Sales of our principal products have been and may continue to be affected by adverse economic cycles in the renovation and construction of commercial and institutional buildings.

Sales of our principal products are related to the renovation and construction of commercial and institutional buildings. This activity is cyclical and has been affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors that lead to cost control measures by businesses and other users of commercial or institutional space. The effects of cyclicality upon the corporate office segment tend to be more pronounced than the effects upon the institutional segment. Historically, we have generated more sales in the corporate office segment than in any other market. The effects of cyclicality upon the new construction segment of the market also tend to be more pronounced than the effects upon the renovation segment. These effects may recur and could be more pronounced if global economic conditions do not improve or are further weakened.

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

We believe that our success depends to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs provides to our internal design staff. Specifically, David Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. Our current agreement with David Oakey Designs extends to April 2013. The loss of any of these key persons could have an adverse impact on our business because each has a great deal of knowledge, training and experience in the carpet industry – particularly in the areas of sales, marketing, operations, product design and management – and could not easily or quickly be replaced.

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuations.

We have substantial international operations. In 2011, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2011 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

Concerns regarding the European sovereign debt crisis and market perceptions about the instability of the euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the euro entirely, could adversely affect our business, results of operations or financial condition.

As a result of the European sovereign debt crisis, concerns persist regarding the debt burden of certain countries using the euro as their currency (the “Eurozone”) and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Despite remedial efforts being taken by the European Commission and others, these concerns have caused instability in the euro and could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations or increase the risks of foreign currency fluctuations or cause the failure of hedging programs intended to reduce those risks. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally, and more specifically on our ability and the ability of our customers, suppliers and lenders to finance our and their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials, and on the demand for our products.

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

As prescribed by accounting standards governing goodwill and other intangible assets, we undertake an annual review of the goodwill asset balance reflected in our financial statements. Our review is conducted during the fourth quarter of the year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment. In the past, we have had non-cash adjustments for goodwill impairment as a result of such testings ($61.2 million in 2008 and $44.5 million in 2007). A future goodwill impairment test may result in a future non-cash adjustment, which could adversely affect our earnings for any such future period.

The estate of our former Chairman currently has sufficient voting power to elect a majority of our Board of Directors.

The estate of our former Chairman, Ray C. Anderson, who passed away in August 2011, beneficially owns approximately 51% of our outstanding Class B common stock. The holders of the Class B common stock are entitled, as a class, to elect a majority of our Board of Directors. Therefore, the estate of Mr. Anderson has sufficient voting power to elect a majority of the Board of Directors. On all other matters submitted to the shareholders for a vote, the holders of the Class B common stock generally vote together as a single class with the holders of the Class A common stock. Beneficial ownership of the outstanding Class A and Class B common stock combined by Mr. Anderson’s estate is approximately 5%.

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

We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings), all of which we own except as otherwise noted:

	September 30,	September 30,
Location	Segment	Floor Space (Sq. Ft.)
Bangkok, Thailand	Modular Carpet	275,946
Craigavon, N. Ireland(1)	Modular Carpet	80,986
LaGrange, Georgia	Modular Carpet	539,545
LaGrange, Georgia(1)	Modular Carpet	209,337
Picton, Australia	Modular Carpet	98,774
Scherpenzeel, the Netherlands	Modular Carpet	245,420
Scherpenzeel, the Netherlands(1)	Modular Carpet	121,515
Shelf, England	Modular Carpet	206,882
West Point, Georgia	Modular Carpet	250,000
Taicang, China(1)	Modular Carpet	71,375
City of Industry, California(1)	Bentley Prince Street	558,596

(1)	Leased.

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

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 3.

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol IFSIA. Our Class B Common Stock is not publicly traded but is convertible into Class A Common Stock on a one-for-one basis. As of February 23, 2012, we had 621 holders of record of our Class A Common Stock and 54 holders of record of our Class B Common Stock. We estimate that there are in excess of 6,500 beneficial holders of our Class A Common Stock. The following table sets forth, for the periods indicated, the high and low intraday prices of the Company’s Class A Common Stock on the Nasdaq Global Select Market as well as dividends paid during such periods.

	September 30,	September 30,	September 30,
	High	Low	Dividends Per Share
2012
First Quarter (through February 23, 2012)	$13.85	$10.76	—
2011
Fourth Quarter	$14.38	$9.75	$0.02
Third Quarter	20.48	11.02	0.02
Second Quarter	20.23	17.16	0.02
First Quarter	18.49	15.20	0.02
2010
Fourth Quarter	$17.15	$13.90	$0.02
Third Quarter	14.65	10.34	0.01
Second Quarter	14.42	10.08	0.01
First Quarter	11.90	7.05	0.0025

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

Stock Performance

The following graph and table compare, for the five-year period ended January 1, 2012, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) a self-determined peer group comprised primarily of companies in the commercial interiors industry, assuming an initial investment of $100 in each on December 31, 2006.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	12/31/06	12/30/07	12/28/08	1/3/10	1/2/11	1/1/12
Interface, Inc.	$100	$116	$37	$60	$114	$84
NASDAQ Composite Index	$100	$112	$65	$97	$114	$113
Self-Determined Peer Group (13 Stocks)	$100	$98	$39	$56	$77	$73

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.
(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.
(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(4)	The index level was set to $100 as of 12/31/06 (the last day of fiscal 2006).
(5)	The Company’s fiscal year ends on the Sunday nearest December 31.
(6)

The following companies are included in the Self-Determined Peer Group depicted above: Actuant Corp.; Acuity Brands, Inc.; Albany International Corp., BE Aerospace, Inc.; The Dixie Group, Inc.; Herman Miller, Inc.; HNI Corporation (formerly known as Hon Industries, Inc.); Kimball International, Inc.; Knoll, Inc.; Mohawk Industries, Inc.; Steelcase, Inc.; Unifi, Inc.; and USG Corp.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Selected Financial Data(1)
	2011	2010	2009	2008	2007
	(in thousands, except per share data and ratios)
Net sales	$1,057,051	$961,827	$859,888	$1,082,344	$1,081,273
Cost of sales	694,999	625,066	576,871	710,299	703,751
Operating income(2)	87,263	92,729	62,994	41,659	129,391
Income (loss) from continuing operations(3)(4)	39,376	10,070	12,673	(34,513)	58,972
Loss from discontinued operations, net of tax(5)	(655)	(736)	(909)	(5,154)	(68,660)
Net income (loss) attributable to Interface, Inc.	38,721	8,283	10,918	(40,873)	(10,812)

Income (loss) from continuing operations per common share attributable to Interface, Inc.(6)
Basic	$0.60	$0.14	$0.19	$(0.58)	$0.94
Diluted	$0.60	$0.14	$0.19	$(0.58)	$0.93
Average Shares Outstanding(6)
Basic	65,291	63,794	63,213	61,439	61,425
Diluted	65,486	64,262	63,308	61,439	61,938
Cash dividends per common share	$0.08	$0.0425	$0.01	$0.12	$0.08
Property additions	38,050	31,715	8,753	29,300	40,592
Depreciation and amortization	35,317	27,927	25,189	23,664	22,487

Working capital	$256,811	$224,573	$236,630	$221,323	$238,578
Total assets	772,272	755,433	727,239	706,035	835,232
Total long-term debt	294,507	294,428	280,184	287,588	310,000
Shareholders’ equity(4)	281,039	248,872	246,181	217,437	301,116
Current ratio(7)	2.7	2.3	2.6	2.4	2.3

(1)

In the third quarter of 2007, we sold substantially all of the assets related to our Fabrics Group business segment. The balances have been adjusted to reflect the discontinued operations of this business. For further analysis, see “Notes to Consolidated Financial Statements – Discontinued Operations” included in Item 8 of this Report.

(2)

The following restructuring charges are included in our operating income. In the fourth quarter of 2011, we recorded a restructuring and asset impairment charge of $6.2 million. In the first quarter of 2010, we recorded a restructuring charge of $3.1 million. In the first quarter of 2009, we recorded a restructuring charge of $5.7 million. In the second quarter of 2009, we recorded a restructuring charge of $1.9 million. In the second quarter of 2009, we recorded income from litigation settlements of $5.9 million. In the fourth quarter of 2008, we recorded a restructuring charge of $11.0 million. Also in the fourth quarter of 2008, we recorded an impairment charge of $61.2 million related to the goodwill of our Bentley Prince Street business segment. In the first quarter of 2007, we disposed of our Pandel business, which comprised our Specialty Products business segment, and recognized a loss of $1.9 million on this disposition.

(3)

Included in the 2010 income from continuing operations are pre-tax expenses of $44.4 million related to bond retirement. For further information, see “Notes to Consolidated Financial Statements – Borrowings” included in Item 8 of this Report. Included in the 2008 loss from continuing operations is tax expense of $13.3 million related to the anticipated repatriation in 2009 of foreign earnings. For further analysis, see “Notes to Consolidated Financial Statements – Taxes on Income” included in Item 8 of this Report.

(4)

Amounts for all periods presented have been adjusted to reflect the adoption of an accounting standard that governs the treatment of non-controlling interests in subsidiaries. This standard was adopted by us in the first quarter of 2009.

(5)

Included in loss from discontinued operations, net of tax, are goodwill and other intangible asset impairment charges of $48.3 million in 2007. Also included in loss from discontinued operations, net of tax, are charges for write-offs and impairments of other assets of $5.2 million in 2008 and $8.8 million in 2007.

(6)

Amounts for all periods presented have been adjusted to reflect the adoption of an accounting standard regarding the treatment of unvested restricted shares which have the right to receive dividends. This standard was adopted by us in the first quarter of 2009.

(7)

For purposes of computing our current ratio: (a) current assets include assets of businesses held for sale of $1.2 million, $1.5 million, $3.2 million and $4.8 million in fiscal years 2010, 2009, 2008 and 2007, respectively, and (b) current liabilities include liabilities of businesses held for sale of $0.2 million in fiscal year 2007.

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

During the past several years, we have successfully focused more of our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet sales in the Americas has shifted over the past several years to 47% and 53%, respectively, for 2011 compared with 64% and 36%, respectively, in 2001. Company-wide, our mix of corporate office versus non-corporate office sales was 60% and 40%, respectively, in 2011. We expect a further shift in the future as we continue to implement our market diversification strategy.

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

During 2011, we had net sales of $1,057.1 million, compared with $961.8 million in 2010. Operating income for 2011 was $87.3 million, compared with operating income of $92.7 million in 2010. Income from continuing operations in 2011 was $39.4 million, or $0.60 per diluted share, compared with income from continuing operations of $10.1 million, or $0.14 per diluted share, in 2010. Net income attributable to Interface, Inc. was $38.7 million, or $0.59 per diluted share, in 2011, compared with net income attributable to Interface, Inc. of $8.3 million, or $0.13 per diluted share, in 2010.

Included in our results for 2011 are $6.2 million of restructuring charges, discussed below. Included in our results for 2010 are $44.4 million of bond retirement expenses related to our repurchases of our 11 3/8% Senior Secured Notes and 9.5% Senior Subordinated Notes, as well as restructuring charges of $3.1 million. Each of these is discussed below. Included in our results for 2009 are $7.6 million of restructuring charges and $6.1 million of bond retirement expenses related to the tender offer we conducted for our 10.375% Senior Notes, each of which is discussed below. In addition, our results for 2009 include income of $5.9 million related to settlements of patent litigation, which is a net amount after deducting all legal fees and related expenses. (We received $16.0 million of gross proceeds from these settlements.)

Restructuring Charges

2011 Restructuring Plan

In the fourth quarter of 2011, we committed to a restructuring plan intended to reduce costs across our worldwide operations and more closely align our operations with reduced demand in certain markets. As a result of this plan, we incurred pre-tax restructuring and asset impairment charges of $6.2 million in the fourth quarter of 2011. The majority of this charge ($5.4 million) relates to the severance of approximately 110 employees in Europe, Asia and the United States. The remainder of the charge ($0.8 million) relates to contract termination and fixed asset impairment costs. Approximately $5.4 million of this charge will result in cash expenditures, primarily severance expenses. Actions and expense related to this plan were substantially completed by the end of 2011. We expect to generate annual savings of approximately $11.0 million as a result of these restructuring charges.

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

2009 Restructuring Plan

In the first quarter of 2009, we adopted a restructuring plan, primarily comprised of a reduction in our worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for our products on a global level. In connection with the plan, we recorded a pre-tax restructuring charge of $5.7 million, comprised of $4.0 million of employee severance expense and $1.7 million of other exit costs (primarily costs to exit the Canadian manufacturing facilities, lease exit costs and other costs). Approximately $5.2 million of the restructuring charge involved cash expenditures, primarily severance expense. In the second quarter of 2009, we recorded an additional $1.9 million restructuring charge as a continuation of this plan. The charge in the second quarter of 2009 was due to approximately 80 additional employee reductions, and related entirely to employee severance expense.

7 5/8% Senior Notes

On December 3, 2010, we completed a private offering of $275 million aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”). Interest on the 7 5/8% Senior Notes is payable semi-annually on June 1 and December 1 (the first payment was on June 1, 2011). We used the net proceeds from the sale of the 7 5/8% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of our 11 3/8% Senior Secured Notes and approximately $98.5 million aggregate principal amount of our 9.5% Senior Subordinated Notes, pursuant to a tender offer we conducted in 2010. We incurred $43.3 million of bond retirement expenses in 2010 in connection with these repurchases pursuant to the tender offer.

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

Following the sale of our 7 5/8% Senior Notes and the repurchase of $141.9 million aggregate principal amount of our 11 3/8% Senior Secured Notes with the proceeds, $8.1 million aggregate principal amount of our 11 3/8% Senior Secured Notes remain outstanding.

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

Partial Redemption of 9.5% Senior Subordinated Notes due 2014

In the first quarter of 2010, we redeemed $25 million aggregate principal amount of our 9.5% Senior Subordinated Notes (the “9.5% Senior Subordinated Notes”) at a price equal to 103.167% of the face value of the notes, plus accrued interest to the redemption date. We incurred $1.1 million of bond retirement expenses in connection with these repurchases. In the fourth quarter of 2010, we repurchased $98.5 million aggregate principal amount of these notes pursuant to the tender offer discussed above in connection with the issuance of the 7 5/8% Senior Notes. Following such redemption and repurchase of our 9.5% Senior Subordinated Notes, $11.5 million aggregate principal amount of our 9.5% Senior Subordinated Notes remain outstanding. On February 24, 2012, we commenced a redemption of the balance of the 9.5% Senior Subordinated Notes at a price equal to 100% of the face value of the notes, plus accrued interest to the planned April 9, 2012 redemption date.

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

Our discontinued operations had no net sales in 2011, 2010 and 2009. Loss from operations of these businesses, inclusive of asset impairments as well as costs to sell these businesses, net of tax, was $0.7 million, $0.7 million, and $0.9 million in 2011, 2010, and 2009, respectively (these results are included in our Consolidated Statements of Operations as part of the “Loss from Discontinued Operations, Net of Tax”). For additional information on discontinued operations, see the Notes entitled “Discontinued Operations,” and “Taxes on Income” in Item 8 of this Report.

Analysis of Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 52% in 2011, 50% in 2010, and 47% in 2009. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, favorably affected our reported results during 2011, when the euro was strengthening relative to the U.S. dollar. During the years 2009 and 2010, the dollar strengthened versus the euro, having the opposite effect on our reported results. The following table presents the amount (in U.S. dollars) by which the exchange rates for converting euros into U.S. dollars have affected our net sales and operating income during the past three years:

	September 30,	September 30,	September 30,
	2011	2010	2009
		(in millions)
Net sales	$14.6	$(14.4)	$(13.8)
Operating income	1.4	(2.1)	(1.0)

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations during the past three years:

	September 30,	September 30,	September 30,
	Fiscal Year
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.7	65.0	67.1

Gross profit on sales	34.3	35.0	32.9
Selling, general and administrative expenses	25.4	25.0	25.4
Restructuring and asset impairment charge	0.6	0.3	0.9
Income from litigation settlements	—	—	(0.7)

Operating income	8.3	9.6	7.3
Interest/Other expense	2.5	3.5	4.1
Bond retirement expenses	—	4.6	0.7

Income from continuing operations before tax	5.7	1.5	2.6
Income tax expense	2.0	0.5	1.1

Income from continuing operations	3.7	1.0	1.5
Discontinued operations, net of tax	(0.1)	(0.1)	(0.1)

Net income	3.7	1.0	1.4

Net income attributable to Interface, Inc.	3.7	0.9	1.3

Below we provide information regarding net sales for each of our two operating segments, and analyze those results for each of the last three fiscal years. Fiscal year 2009 was a 53-week period, while fiscal years 2010 and 2011 were 52-week periods. The 53 weeks in 2009 versus the 52 weeks in 2010 and 2011 are a factor in certain of the comparisons reflected below.

Net Sales by Business Segment

We currently classify our businesses into the following two operating segments for reporting purposes:

•	Modular Carpet segment, which includes our InterfaceFLOR, Heuga and FLOR modular carpet businesses, and also includes our Intersept antimicrobial chemical sales and licensing program; and

•	Bentley Prince Street segment, which includes our Bentley Prince Street broadloom, modular carpet and area rug businesses.

Net sales by operating segment were as follows during the past three years:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Fiscal Year			Percentage Change
	(in thousands)
Net Sales By Segment	2011	2010	2009	2011 compared with 2010	2010 compared with 2009
Modular Carpet	$953,045	$862,314	$765,264	10.5%	12.7%
Bentley Prince Street	104,006	99,513	94,624	4.5%	5.2%

Total	$1,057,051	$961,827	$859,888	9.9%	11.9%

Modular Carpet Segment. For 2011, net sales for the Modular Carpet segment increased $90.7 million (10.5%) versus 2010. The weighed average selling price per square yard increased approximately 4% in 2011 versus 2010. On a geographic basis, we experienced increases in net sales in all regions for 2011, versus 2010, with our Americas, Europe and Asia-Pacific regions experiencing sales growth of 9%, 15% and 7%, respectively (Europe experienced 10% sales growth in local currency). The recovery of the corporate office market was the largest factor in this increase in sales, although smaller increases occurred in certain non-office commercial market segments. In the Americas, the corporate office market segment saw an increase of 16% during 2011. Success in certain non-office commercial markets also fueled the sales increase, particularly in the education (up 8%), healthcare (up 14%) and retail (up 6%) market segments. Sales in the residential market segment, helped by the opening of 5 new FLOR stores during the year, showed an improvement of 22% during 2011. These increases were offset somewhat by sales decreases in the government (down 11%) and hospitality (down 39%) market segments. Sales growth in Europe was also due to the strength of the corporate office market segment (up 19% in U.S. dollars, 14% in local currency), as well as success in the government (up 11% in U.S. dollars, 5% in local currency) and education (up 13% in U.S. dollars, 6% in local currency) market segments. These gains were somewhat offset by a decline in the residential market segment (down 47% in U.S. dollars, 50% in local currency) in Europe. As in our other geographic areas, the increased sales in Asia-Pacific were due to the strength of the corporate office market segment (up 13%). Asia-Pacific also saw increases in the healthcare (up 40%) and hospitality (up 26%) market segments. These increases were partially offset by sales decreases in the education (down 15%) and government (down 18%) market segments.

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

Bentley Prince Street Segment. For 2011, net sales for the Bentley Prince Street segment increased $4.5 million (4.5%) versus 2011. The weighted average selling price per square yard increased approximately 4% in 2011 versus 2010. As in our Modular Carpet segment, the corporate office market segment continues to be the driving force behind this sales increase, showing improvement of 24% versus 2010. This increase was mitigated by sales declines in most non-office commercial markets, particularly the government (down 34%) and education (down 15%) market segments. In our non-office segments, only the retail market segment (up 34%) and the residential market segment (up 17%) showed improvements during 2011.

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

Cost and Expenses

Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses during the past three years:

	September 30,	September 30,	September 30,	September 30,	September 30,
Cost and Expenses	Fiscal Year			Percentage Change
	2011	2010	2009	2011 compared with 2010	2010 compared with 2009
	(in thousands)
Cost of Sales	$694,999	$625,066	$576,871	11.2%	8.4%
Selling, General and Administrative Expenses	268,612	240,901	218,322	11.5%	10.3%

Total	$963,611	$865,967	$795,193	11.3%	8.9%

For 2011, our cost of sales increased $69.9 million (11.2%) versus 2010. Fluctuations in currency exchange rates accounted for approximately $17 million (approximately 3%) of the increase. The primary components of this increase in cost of sales were the increases in raw materials costs (approximately $47 million) and labor costs (approximately $7 million) associated with higher production volumes, particularly in the first six months of 2011, compared with 2010. In addition, our raw materials costs during 2011 were approximately 7-9% higher than raw materials costs in the prior year. As a percentage of net sales, cost of sales increased to 65.7% for 2011, versus 65.0% in 2010. This percentage increase is primarily due to the significant increase in raw materials costs we experienced during 2011. Reduced absorption of fixed manufacturing costs due to lower production volumes during the fourth quarter of 2011 also negatively impacted gross profit margins as well.

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

For 2011, our selling, general and administrative expenses increased $27.7 million (11.5%) versus 2010. Fluctuations in currency exchange rates accounted for approximately $7 million (3%) of the increase. The primary components of this increase in selling, general and administrative expenses were (1) a $14.9 million increase in selling expense, commensurate with the increase in sales as well as selected investments made in our consumer market and diversification strategies, (2) a $10.8 million increase in overall administrative costs due, in part, to increases in non-cash incentive based pay during 2011, particularly in the first six months of the year. Due to these increases, as a percentage of net sales, selling, general and administrative expenses increased to 25.4% for 2011, versus 25.0% for 2010.

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

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments during the past three years:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Fiscal Year			Percentage Change
Cost of Sales and Selling, General and Administrative Expenses (Combined)	2011	2010	2009	2011 compared with 2010	2010 compared with 2009
	(in thousands)
Modular Carpet	$849,599	$757,191	$690,265	12.2%	9.7%
Bentley Prince Street	105,181	102,530	101,580	2.6%	0.9%
Corporate Expenses	8,831	6,246	3,348	41.4%	86.6%

Total	$963,611	$865,967	$795,193	11.3%	8.9%

Interest and Other Expense

For 2011 interest expense decreased $6.9 million versus 2010. This decrease was due to the issuance of our 7 5/8% Senior Notes in the fourth quarter of 2010, the proceeds of which we used to complete the repurchase of substantially all of our 11 3/8% Senior Secured Notes and our outstanding 9.5% Senior Subordinated Notes pursuant to the tender offer discussed above. Our use of the proceeds from our 7 5/8% Senior Notes to retire higher interest debt led to a significant reduction in our interest expense, as compared to 2010.

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

Tax

Our effective tax rate in 2011 was 35.0%, compared with an effective rate of 30.9% in 2010. This increase in effective rate was primarily attributable to (1) a decrease in the cash surrender value of life insurance policies associated with the funding of our nonqualified savings plan and salary continuation plan resulting in nondeductible losses in 2011 as compared with an increase in 2010, which resulted in nontaxable gains, (2) a decrease in state tax benefits due to less state net operating losses in 2011 as compared with 2010, and (3) less of a decrease in unrecognized tax benefits in 2011 as compared with 2010. The increase in effective rate was partially offset by a decrease in valuation allowances related to state net operating loss carryforwards and a decrease in the U.S. tax effects attributable to foreign operations related to Subpart F income. For additional information on taxes and a reconciliation of effective tax rates to statutory tax rates, see the Note entitled “Taxes on Income” in Item 8 of this Report.

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

Our ability to generate cash from operating activities is somewhat uncertain because we are subject to, and in the past have experienced, fluctuations in our level of net sales. In this regard, the worldwide financial and credit crisis that developed in the latter part of 2008 resulted in a reduction in our net sales from $1,082.3 million in 2008 to $859.9 million in 2009, as customers delayed or reduced the number of renovation and construction projects where our carpet products are used. Since that time, demand levels have substantially recovered.

At January 1, 2012, we had $50.6 million in cash. At that date, we had no borrowings and $4.1 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility. As of January 1, 2012, we could have incurred $84.1 million of additional borrowings under our domestic revolving credit facility and €20.0 million (approximately $25.9 million) of additional borrowings under our European credit facility. In addition, we could have incurred the equivalent of $18.5 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

We have approximately $63.8 million in contractual cash obligations due by the end of fiscal year 2012, which includes, among other things, pension cash contributions, interest payments on our debt and capital expenditure commitments. Based on current interest rate and debt levels, we expect our aggregate interest expense for 2012 to be between $23 million and $26 million. We estimate aggregate capital expenditures in 2012 to be between $25 million and $30 million, although we are not committed to these amounts.

On December 3, 2010, we completed a private offering of $275 million aggregate principal amount of 7 5/8% Senior Notes. Interest on the 7 5/8% Senior Notes is payable semi-annually on June 1 and December 1 (the first payment was made on June 1, 2011). We used the net proceeds from the sale of the 7 5/8% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of our 11 3/8% Senior Secured Notes and approximately $98.5 million aggregate principal amount of the 9.5% Senior Subordinated Notes, pursuant to a tender offer we conducted.

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

It is important for you to consider that we have a significant amount of indebtedness. Our outstanding $8.1 million of 11 3/8% Senior Secured Notes mature in November 2013, our outstanding $11.5 million of 9.5% Senior Subordinated Notes mature in February 2014, our domestic revolving credit facility matures in June 2016, and our outstanding $275 million of 7 5/8% Senior Notes mature in 2018. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms, or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

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

•	The revolving credit facility currently matures on June 24, 2016;

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

•

Advances under the facility are secured by a first-priority lien on substantially all of Interface, Inc.’s assets and the assets of each of its material domestic subsidiaries, which have guaranteed the revolving credit facility; and

•

The revolving credit facility contains a financial covenant (a fixed charge coverage ratio test) that becomes effective in the event that our excess borrowing availability falls below 12.5% of the aggregate loan commitments of the lenders. In such event, we must comply with the financial covenant for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

The revolving credit facility also includes various reporting, affirmative and negative covenants, and other provisions that restrict our ability to take certain actions, including provisions that restrict our ability to repay our long-term indebtedness unless we meet a specified minimum excess availability test.

Interest Rates and Fees. Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.75% to 1.25% over the applicable base interest rate (which is defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or the one-month LIBOR rate), depending on our average excess borrowing availability during the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.75% to 2.25% over the applicable LIBOR rate, depending on our average excess borrowing availability during the most recently completed fiscal quarter. In addition, we pay an unused line fee of 0.375% per annum on the facility.

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

Events of Default. If we breach or fail to perform any of the affirmative or negative covenants under the revolving credit facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc. or certain subsidiaries, or if we breach or fail to perform any covenant or agreement contained in any instrument relating to any of our other indebtedness exceeding $15 million), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ agent may, and upon the written request of a specified percentage of the lender group, shall:

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

Foreign Credit Facilities

Our European subsidiary Interface Europe B.V. and certain of Interface Europe B.V.’s subsidiaries have a Credit Agreement with The Royal Bank of Scotland (as successor to ABN AMRO Bank N.V.) (“RBS”). Under the Credit Agreement, RBS provides a credit facility, until further notice, for borrowings and bank guarantees of €20 million.

Interest on borrowings under the facility is charged at varying rates computed by applying a margin of 1% over RBS’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum. Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued. A facility fee of 0.5% per annum is payable with respect to the facility amount. The facility is secured by liens on certain real property, personal property and other assets of our principal European subsidiaries. The facility also includes certain financial covenants (which require the borrowers and their subsidiaries to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability (and the ability of certain of the borrowers’ subsidiaries) to take certain actions. As of January 1, 2012, there were no borrowings outstanding under this facility.

Some of our other non-U.S. subsidiaries have an aggregate of the equivalent of $18.5 million of lines of credit available. As of January 1, 2012, there were no borrowings outstanding under these lines of credit.

We are presently in compliance with all covenants under these foreign credit facilities and anticipate that we will remain in compliance with the covenants for the foreseeable future.

Senior and Senior Subordinated Notes

As of January 1, 2012, we had outstanding $275 million of our 7 5/8% Senior Notes, $11.5 million of our 9.5% Senior Subordinated Notes, and $8.1 million of our 11 3/8% Senior Secured Notes. The indentures governing these notes, on a collective basis, contain covenants that limit or restrict our ability to:

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

Analysis of Cash Flows

Our primary sources of cash during 2011 were: (1) $2.7 million of cash received as a result of exercises of employee stock options; and (2) $1.4 million received due to a reduction of prepaid expenses. Our primary uses of cash during 2011 were: (1) $38.1 million for capital expenditures; (2) $31.6 million due to increased inventory levels; and (3) $17.6 million due to decreases in accounts payable and accruals.

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

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations (including the remaining contractual obligations related to our discontinued operations) and the periods in which payments are due. The amounts and time periods are measured from January 1, 2012.

	September 30,	September 30,	September 30,	September 30,	September 30,
		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$294,620	$—	$19,620	$—	$275,000
Operating Lease Obligations(1)	81,281	26,411	36,232	10,184	8,454
Expected Interest Payments(2)	149,004	22,985	43,891	41,938	40,190
Unconditional Purchase Obligations(3)	4,010	3,077	785	148	—
Pension Cash Obligations(4)	124,164	11,296	23,005	23,876	65,987

Total Contractual Cash Obligations(5)	$653,079	$63,769	$123,533	$76,146	$389,631

(1)	Our capital lease obligations are insignificant.

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

(5)

The above table does not reflect unrecognized tax benefits of $7.7 million, the timing of which payments are uncertain. See the Note entitled “Taxes on Income” in Item 8 of this Report for further information.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of January 1, 2012, and January 2, 2011, we had approximately $96.2 million and $112.2 million of U.S. federal net operating loss carryforwards, respectively. In addition, as of January 1, 2012 and January 2, 2011, we had state net operating loss carryforwards of $128.0 million and $137.5 million, respectively. Certain of these carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2011 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

During the fourth quarters of 2011, 2010 and 2009, we performed the annual goodwill impairment test. We perform this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment and at the level of the Bentley Prince Street segment. For our reporting units which carried a goodwill balance as of January 1, 2012, no impairment of goodwill was indicated. As of January 1, 2012, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed.

Inventories. We determine the value of inventories using the lower of cost or market. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on January 1, 2012, and January 2, 2011, was $14.4 million and $15.7 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2011 net income would be higher or lower by approximately $0.9 million, on an after-tax basis.

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

September 30,
Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(35.7)
1% decrease in actuarial assumption for discount rate	$46.5

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(2.3)
1% decrease in actuarial assumption for discount rate	$2.8

Environmental Remediation. We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of January 1, 2012, and January 2, 2011, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on January 1, 2012, and January 2, 2011, was $8.9 million and $9.6 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2011 net income would be higher or lower by approximately $0.6 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty reserve on January 1, 2012, and January 2, 2011, was $1.5 million and $1.6 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2011 net income would be higher or lower by approximately $0.1 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding the performance of a company’s annual goodwill impairment evaluation. This standard allows companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. This standard is effective for fiscal years beginning after December 31, 2011. At this time, we do not expect adoption of this standard to have any significant impact on our consolidated financial statements.

In June 2011, the FASB amended an accounting standard regarding the presentation of comprehensive income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amended guidance, which must be applied retroactively, was to be effective for interim and annual periods ending after December 31, 2012, with earlier adoption permitted. In December of 2011, the FASB issued an amendment to this statement which defers the requirements of this standard. As this amendment only effects presentation, there is not expected to be any impact on the Company’s consolidated financial statements.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. In the past, we have maintained a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agree to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. As of January 1, 2012, and January 2, 2011, no such interest rate swaps were in place.

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

At January 1, 2012, we recognized a $7.6 million decrease in our foreign currency translation adjustment account compared with January 2, 2011, because of the strengthening of the U.S. dollar against certain foreign currencies during 2011.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at January 1, 2012. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $18.0 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $29.1 million.

Foreign Currency Exchange Rate Risk

As of January 1, 2012, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $9.8 million or an increase in the fair value of our financial instruments of $8.0 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
	(in thousands, except per share data)
Net sales	$1,057,051	$961,827	$859,888
Cost of sales	694,999	625,066	576,871

Gross profit on sales	362,052	336,761	283,017

Selling, general and administrative expenses	268,612	240,901	218,322
Restructuring and asset impairment charges	6,177	3,131	7,627
Income from litigation settlements	—	—	(5,926)

Operating income	87,263	92,729	62,994

Interest expense	26,216	33,129	34,297
Bond retirement expenses	—	44,379	6,096
Other expense	434	657	576

Income from continuing operations before tax expense	60,613	14,564	22,025
Income tax expense	21,237	4,494	9,352

Income from continuing operations	39,376	10,070	12,673
Loss from discontinued operations, net of tax	(655)	(736)	(909)

Net income	38,721	9,334	11,764
Net income attributable to noncontrolling interest in subsidiary	—	(1,051)	(846)

Net income attributable to Interface, Inc.	$38,721	$8,283	$10,918

Income (loss) per share attributable to Interface, Inc. common shareholders – basic
Continuing operations	$0.60	$0.14	$0.19
Discontinued operations	(0.01)	(0.01)	(0.01)

Net income per share attributable to Interface, Inc. common shareholders – basic	$0.59	$0.13	$0.17

Income (loss) per share attributable to Interface, Inc. common shareholders – diluted
Continuing operations	$0.60	$0.14	$0.19
Discontinued operations	(0.01)	(0.01)	(0.01)

Net income per share attributable to Interface, Inc. common shareholders – diluted	$0.59	$0.13	$0.17

Basic weighted average common shares outstanding	65,291	63,794	63,213
Diluted weighted average common shares outstanding	65,486	64,262	63,308

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
	(in thousands)
Net income	$38,721	$9,334	$11,764
Other comprehensive income (loss)
Foreign currency translation adjustment	(7,614)	(1,754)	18,446
Pension liability adjustment	(5,066)	1,990	(4,416)

Comprehensive income	26,041	9,570	25,794
Comprehensive income attributable to noncontrolling interest	—	(1,509)	(1,139)

Comprehensive income attributable to Interface, Inc.	$26,041	$8,061	$24,655

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2011	2010
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$50,635	$69,236
Accounts receivable, net	156,170	151,463
Inventories	166,073	136,766
Prepaid expenses and other current assets	23,407	24,362
Deferred income taxes	9,699	10,062
Assets of businesses held for sale	—	1,200

Total current assets	405,984	393,089
Property and equipment, net	190,119	177,792
Deferred tax asset	47,290	53,022
Goodwill	74,557	75,239
Other assets	54,322	56,291

	$772,272	$755,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$55,289	$55,859
Accrued expenses	93,884	112,657

Total current liabilities	149,173	168,516
Senior notes	283,030	282,951
Senior subordinated notes	11,477	11,477
Deferred income taxes	8,391	7,563
Other	39,162	36,054

Total liabilities	491,233	506,561

Commitments and contingencies

Shareholders’ equity
Preferred stock	—	—
Common stock	6,548	6,445
Additional paid-in capital	361,400	349,662
Retained deficit	(16,764)	(49,770)
Accumulated other comprehensive loss – foreign currency translation	(33,883)	(26,269)
Accumulated other comprehensive loss – pension liability	(36,262)	(31,196)

Total shareholders’ equity	281,039	248,872

	$772,272	$755,433

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
		(in thousands)
OPERATING ACTIVITIES:
Net income	$38,721	$9,334	$11,764
Loss on discontinued operations	655	736	909

Income from continuing operations	39,376	10,070	12,673
Adjustments to reconcile income to cash provided by operating activities
Depreciation and amortization	25,179	25,051	23,426
Stock compensation amortization expense	10,138	2,876	1,763
Premium paid to repurchase senior and senior subordinated notes	—	36,374	5,264
Bad debt expense	1,560	2,031	2,214
Deferred income taxes and other	3,443	(6,772)	(5,634)
Working capital changes:
Accounts receivable	(7,453)	(21,418)	20,978
Inventories	(31,629)	(23,103)	20,831
Prepaid expenses and other current assets	1,359	(5,970)	78
Accounts payable and accrued expenses	(17,609)	28,241	(27,143)

Cash provided by operating activities	24,364	47,380	54,450

INVESTING ACTIVITIES:
Capital expenditures	(38,050)	(31,715)	(8,753)
Other	(1,566)	(5,328)	1,399

Cash used in investing activities	(39,616)	(37,043)	(7,354)

FINANCING ACTIVITIES:
Borrowing of long-term debt	—	275,000	144,452
Dividends paid	(5,227)	(2,721)	(634)
Debt issuance costs	(1,025)	(5,930)	(6,301)
Repurchase of senior and senior subordinated notes	—	(279,966)	(138,002)
Premium paid to repurchase senior and senior subordinated notes	—	(36,374)	(5,264)
Purchase of noncontrolling interest	—	(11,488)	—
Proceeds from issuance of common stock	2,669	3,103	499

Cash used in financing activities	(3,583)	(58,376)	(5,250)

Net cash provided by (used in) operating, investing and financing activities	(18,835)	(48,039)	41,846
Effect of exchange rate changes on cash	234	1,912	1,760

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	(18,601)	(46,127)	43,606
Balance, beginning of year	69,236	115,363	71,757

Balance, end of year	$50,635	$69,236	$115,363

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in which the Company does not have the ability to exercise significant influence are carried at fair value. The Company monitors investments for other than temporary declines in value and makes reductions in carrying values when appropriate. As of January 1, 2012 and January 2, 2011, the Company did not hold significant investments of this nature.

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

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations. Research and development expense was $14.5 million, $13.9 million and $12.7 million for the years 2011, 2010 and 2009, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. The Company did not hold any significant amounts of short-term investments at January 1, 2012 or January 2, 2011.

Cash payments for interest amounted to approximately $23.7 million, $34.3 million and $35.1 million for the years 2011, 2010 and 2009, respectively. Income tax payments amounted to approximately $19.9 million, $13.9 million and $18.6 million for the years 2011, 2010 and 2009, respectively. During the years 2011, 2010 and 2009, the Company received income tax refunds of $4.4 million, $0.8 million and $0.5 million, respectively.

Inventories

Inventories are carried at the lower of cost (standards approximating the first-in, first-out method) or market. Costs included in inventories are based on invoiced costs and/or production costs, as applicable. Included in production costs are material, direct labor and allocated overhead. The Company writes down inventories for the difference between the carrying value of the inventories and their estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

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

Rebates

The Company has agreements to receive cash consideration from certain of its vendors, including rebates and cooperative marketing reimbursements. The amounts received from its vendors are generally presumed to be a reduction of the prices the Company pays for their products and, therefore, such amounts are reflected as either a reduction of cost of sales in the accompanying consolidated statements of operations, or, if the product inventory is still on hand at the reporting date, it is reflected as a reduction of “Inventories” on the accompanying consolidated balance sheets. Vendor rebates are typically dependent upon reaching minimum purchase thresholds. The Company evaluates the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated and receipt becomes probable, the Company records a portion of the rebate as the Company makes progress towards the purchase threshold.

When the Company receives direct reimbursements for costs incurred in marketing the vendor’s product or service, the amount received is recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs on qualifying expenditures of approximately $0.6 million, $0.6 million and $0.3 million for the fiscal years 2011, 2010 and 2009, respectively. Depreciation expense amounted to approximately $24.5 million, $20.4 million and $20.2 million for the years 2011, 2010 and 2009, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as acquisitions. Prior to the adoption of the applicable goodwill accounting standards in December 2001, goodwill was amortized on a straight-line basis over the periods benefited, principally twenty-five to forty years. Accumulated amortization amounted to approximately $77.3 million at both January 1, 2012 and January 2, 2011, and cumulative impairment losses recognized were $212.6 million as of both January 1, 2012, and January 2, 2011.

As of January 1, 2012, and January 2, 2011, the net carrying amount of goodwill was $74.6 million and $75.2 million, respectively. Other intangible assets were $2.0 million and $2.4 million as of January 1, 2012, and January 2, 2011, respectively. The Company capitalizes patent defense costs when it determines that a successful defense is probable. In 2009, the Company received settlements related to patent litigation, and as a result has reduced the carrying value of these patents by the settlement amounts. Any patent defense costs are amortized over the remaining useful life of the patent. Amortization expense related to intangible assets during the years 2011, 2010 and 2009 was $0.7 million, $0.4 million and $0.6 million, respectively.

During the fourth quarters of 2011, 2010 and 2009, the Company performed the annual goodwill impairment test required by applicable accounting standards. The Company performs this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment and at the level of the Bentley Prince Street segment. In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The annual testing indicated no potential of goodwill impairment in any of the years presented.

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the fourth quarter of 2011, and therefore no impairment was indicated during the impairment testing. As of January 1, 2012, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company still believes no goodwill impairment would have existed.

The changes in the carrying amounts of goodwill for the year ended January 1, 2012, by operating segment are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	BALANCE JANUARY 2, 2011	ACQUISITIONS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE JANUARY 1, 2012
	(in thousands)
Modular Carpet	$75,239	$—	$—	$(682)	$74,557
Bentley Prince Street	—	—	—	—	—

Total	$75,239	$—	$—	$(682)	$74,557

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty reserves amounted to $1.5 million and $1.6 million as of January 1, 2012, and January 2, 2011, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results. For further information, see the Note entitled “Taxes on Income.”

Fair Values of Financial Instruments

Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt are based on quoted market prices or pricing models using current market rates.

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss). Foreign exchange translation gains (losses) were ($7.6 million), ($2.2 million) and $18.2 million for the years 2011, 2010 and 2009, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding. Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

As of fiscal year 2011, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” Note below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in fiscal years 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
Risk free interest rate	0.9%	2.1%	1.6%
Expected option life	5.75 years	5.75 years	5.5 years
Expected volatility	65%	61%	61%
Expected dividend yield	0.6%	0.4%	2.6%

The weighted average fair value of stock options (as of grant date) granted during the years 2011, 2010 and 2009 was $7.37, $6.86, and $1.91, respectively, per share.

The company recognizes expense related to its restricted stock grants based on the grant date fair value of the stock issued, as determined by its market price at date of issue.

Derivative Financial Instruments

Accounting standards require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not meet the criteria of an accounting hedge must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of January 1, 2012, and January 2, 2011, the Company was not party to any significant derivative instruments.

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

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of January 1, 2012, and January 2, 2011, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires the Company to analyze the financial strengths of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that the Company is unable to collect may be different than the amount initially estimated. The Company’s allowance for doubtful accounts on January 1, 2012, and January 2, 2011, was $8.9 million and $9.6 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year financial statement presentation.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2011,” “2010,” and “2009,” mean the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively. Fiscal year 2009 was comprised of 53 weeks. Fiscal years 2010 and 2011 were each comprised of 52 weeks.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding the performance of a company’s annual goodwill impairment evaluation. This standard allows companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. This standard is effective for fiscal years beginning after December 31, 2011, with early adoption permitted. At this time, the Company does not expect adoption of this standard to have any significant impact on its consolidated financial statements.

In June 2011, the FASB amended an accounting standard regarding the presentation of comprehensive income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amended guidance, which must be applied retroactively, was to be effective for interim and annual periods ending after December 31, 2012, with earlier adoption permitted. In December of 2011, the FASB issued an amendment to this statement which defers the requirements of this standard. As this amendment only effects presentation, there is not expected to be any impact on the Company’s consolidated financial statements.

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

RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 1, 2012, and January 2, 2011, the allowance for bad debts amounted to $8.9 million and $9.6 million, respectively, for all accounts receivable of the Company. Reserves for sales returns and allowances amounted to $4.3 million and $4.5 million as of January 1, 2012, and January 2, 2011, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have significant assets and liabilities measured at fair value on a recurring basis under applicable accounting standards as of the end of 2011. The Company does have approximately $20.0 million of Company-owned life insurance which is measured on readily determinable cash surrender value on a recurring basis. Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The fair value of long term debt represented by the Company’s 7 5/8% Senior Notes, 11 3/8% Senior Secured Notes and 9.5% Senior Subordinated Notes, based on quoted market prices, was $288.8 million, $8.1 million and $11.5 million, respectively, at January 1, 2012.

INVENTORIES

Inventories are summarized as follows:

	September 30,	September 30,
	2011	2010
	(in thousands)
Finished goods	$98,894	$78,303
Work-in-process	17,606	16,731
Raw materials	49,573	41,732

	$166,073	$136,766

Reserves for inventory obsolescence amounted to $14.4 million and $15.7 million as of January 1, 2012, and January 2, 2011, respectively, and have been netted against amounts presented above.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	September 30,
	2011	2010
	(in thousands)
Land	$7,166	$7,364
Buildings	103,297	104,803
Equipment	364,581	335,533

	475,044	447,700
Accumulated depreciation	(284,925)	(269,908)

	$190,119	$177,792

The estimated cost to complete construction-in-progress for which the Company was committed at January 1, 2012, was approximately $16.9 million.

ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 30,	September 30,
	2011	2010
	(in thousands)
Compensation	$46,571	$57,625
Interest	2,584	2,751
Restructuring	4,254	521
Taxes	5,432	6,315
Accrued purchases	3,949	8,800
Other	31,094	36,645

	$93,884	$112,657

Other non-current liabilities include pension liability of $28.8 million and $24.6 million as of January 1, 2012, and January 2, 2011, respectively (see the discussion below in the Note entitled “Employee Benefit Plans”).

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

•	The revolving credit facility currently matures on June 24, 2016;

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

•

Advances under the facility are secured by a first-priority lien on substantially all of Interface, Inc.’s assets and the assets of each of its material domestic subsidiaries, which have guaranteed the revolving credit facility; and

•

The revolving credit facility contains a financial covenant (a fixed charge coverage ratio test) that becomes effective in the event that the Company’s excess borrowing availability falls below 12.5% of the aggregate loan commitments of the lenders. In such event, the Company must comply with the financial covenant for a period commencing on the last day of the fiscal quarter immediately preceding such event (unless such event occurs on the last day of a fiscal quarter, in which case the compliance period commences on such date) and ending on the last day of the fiscal quarter immediately following the fiscal quarter in which such event occurred.

The revolving credit facility also includes various reporting, affirmative and negative covenants, and other provisions that restrict the Company’s ability to take certain actions, including provisions that restrict the Company’s ability to repay its long-term indebtedness unless it meets a specified minimum excess availability test.

Interest Rates and Fees. Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.75% to 1.25% over the applicable base interest rate (which is defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or the one-month LIBOR rate), depending on the Company’s average excess borrowing availability during the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.75% to 2.25% over the applicable LIBOR rate, depending on the Company’s average excess borrowing availability during the most recently completed fiscal quarter. In addition, the Company pays an unused line fee of 0.375% per annum on the facility.

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

Events of Default. If the Company breaches or fails to perform any of the affirmative or negative covenants under the revolving credit facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc. or certain subsidiaries, or if the Company breaches or fails to perform any covenant or agreement contained in any instrument relating to any of the Company’s other indebtedness exceeding $15 million), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ agent may, and upon the written request of a specified percentage of the lender group, shall:

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

As of January 1, 2012, the Company had no borrowings outstanding under this facility. At January 1, 2012, the Company had $4.1 million outstanding in letters of credit under this facility. As of January 1, 2012, the Company could have incurred $84.1 million of additional borrowings under this facility.

Credit Agreement with The Royal Bank of Scotland N.V.

The Company’s European subsidiary Interface Europe B.V. and certain of Interface Europe B.V.’s subsidiaries have a Credit Agreement with The Royal Bank of Scotland N.V. (as successor to ABN AMRO Bank N.V.) (“RBS”). Under the Credit Agreement, RBS provides a credit facility, until further notice, for borrowings and bank guarantees of €20.0 million.

Interest on borrowings under the facility is charged at varying rates computed by applying a margin of 1% over RBS’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum. Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued. A facility fee of 0.5% per annum is payable with respect to the facility amount. The facility is secured by liens on certain real property, personal property and other assets of the Company’s principal European subsidiaries. The facility also includes certain financial covenants (which require the borrowers and their subsidiaries to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability (and the ability of certain of the borrowers’ subsidiaries) to take certain actions. As of January 1, 2012, there were no borrowings outstanding under this facility.

The Company is presently in compliance with all covenants under this facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

7 5/8% Senior Notes

On December 3, 2010, the Company completed a private offering of $275 million aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”). Interest on the 7 5/8% Senior Notes is payable semi-annually on June 1 and December 1 (the first payment was made on June 1, 2011). The Company used the net proceeds from the sale of the 7 5/8% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of the 11.375% Senior Secured Notes and approximately $98.5 million aggregate principal amount of the 9.5% Senior Subordinated Notes, pursuant to a tender offer the Company conducted.

The 7 5/8% Senior Notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. The Company may redeem some or all of these notes at any time prior to December 1, 2014, at a redemption price equal to 100% of the principal amount plus a make-whole premium. Prior to December 1, 2014, the Company may redeem up to 10% of the aggregate principal amount of the 7 5/8% Senior Notes per 12-month period at a redemption price equal to 103% of the principal amount of the notes redeemed, plus accrued and unpaid interest. In addition, at any time prior to December 1, 2013, the Company may redeem up to 35% of the 7 5/8% Senior Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 107.625% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption. In addition, the notes will become redeemable for cash after December 1, 2014 at the Company’s option, in whole or in part, initially at a redemption price equal to 103.813% of the principal amount, declining to 100% of the principal amount on December 1, 2016, plus accrued interest thereon to the date fixed for redemption. As of both January 1, 2012, and January 2, 2011, the balance of the 7 5/8% Senior Notes outstanding was $275 million. The estimated fair value of the 7 5/8% Senior Notes as of January 1, 2012, and January 2, 2011, based on then current market prices, was $288.8 million and $281.5 million, respectively.

11 3/8% Senior Secured Notes

On June 5, 2009, the Company completed a private offering of $150 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2013. Interest on the 11 3/8% Senior Secured Notes is payable semi-annually on May 1 and November 1 (the first payment was made on November 1, 2009). The 11 3/8% Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s domestic subsidiaries. The 11 3/8% Senior Secured Notes are secured by a second-priority lien on substantially all of the Company’s and certain of the Company’s domestic subsidiaries’ assets that secure the Company’s domestic revolving credit facility on a first-priority basis.

The 11 3/8% Senior Secured Notes were sold at a price of 96.301% of their face value, resulting in $144.5 million of gross proceeds. The $5.5 million original issue discount will be amortized over the life of the notes through interest expense using the effective interest method. After deducting the initial purchasers’ discount and other fees and expenses associated with the sale, net proceeds were $139.5 million. The Company used $137.4 million of those net proceeds to repurchase $127.2 million aggregate principal amount of its previously outstanding 10.375% Senior Notes due 2010 pursuant to a tender offer conducted by the Company in 2009. (Included in the $137.4 million used to repurchase the $127.2 million aggregate principal amount of 10.375% Senior Notes were a purchase price premium of $5.7 million and accrued interest of $4.5 million). The remaining $2.1 million of the net proceeds was subsequently used to repay a portion of the $14.6 million of the 10.375% Senior Notes that remained outstanding following the tender offer. (The balance of the 10.375% Senior Notes was repaid at maturity on February 1, 2010.)

The Company may redeem all or a part of the 11 3/8% Senior Secured Notes from time to time at a price equal to 100% of the principal amount plus a make-whole premium. Prior to May 1, 2012, the Company may redeem up to 35% of the 11 3/8% Senior Secured Notes with cash proceeds from specified equity offerings at a price equal to 111.375% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption. As of both January 1, 2012, and January 2, 2011, the balance of the 11 3/8% Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $8.0 million. The estimated fair value of the 11 3/8% Senior Secured Notes as of both January 1, 2012, and January 2, 2011, based on then current market prices, was $8.1 million.

9.5% Senior Subordinated Notes

On February 4, 2004, the Company completed a private offering of $135 million in 9.5% Senior Subordinated Notes due 2014. Interest on these notes is payable semi-annually on February 1 and August 1 (the first payment was made on August 1, 2004). Proceeds from the issuance of these notes were used to redeem in full the Company’s previously outstanding 9.5% Senior Subordinated Notes due 2005 and to reduce borrowings under the Company’s revolving credit facility.

These notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior subordinated basis by certain of the Company’s domestic subsidiaries. The notes are redeemable for cash after February 1, 2009, at the Company’s option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount, declining to 100% of the principal amount on February 1, 2012, plus accrued interest thereon to the date fixed for redemption. As of both January 1, 2012, and January 2, 2011, the Company had outstanding $11.5 million of 9.5% Senior Subordinated Notes due 2014. At both January 1, 2012, and January 2, 2011, the estimated fair value of these notes, based on then current market prices, was approximately $11.5 million.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $18.5 million of other lines of credit available at interest rates ranging from 1% to 9%. As of January 1, 2012, and January 2, 2011, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

Deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, net of accumulated amortization, were $6.7 million and $7.1 million, as of January 1, 2012, and January 2, 2011, respectively. The Company amortizes these costs over the life of the related debt. Expenses related to such costs for the years 2011, 2010 and 2009 amounted to $1.4 million, $2.2 million and $1.7 million, respectively. In addition to these expenses, the years 2010 and 2009 include $4.5 million and $0.2 million, respectively, of expense related to the write-down of debt costs associated with note repurchases.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2011, are as follows:

September 30,
FISCAL YEAR	AMOUNT
(in thousands)
2012	$—
2013	8,143
2014	11,477
2015	—
2016	—
Thereafter	275,000

$294,620

PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of January 1, 2012, and January 2, 2011, there were no shares of preferred stock issued.

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

SHAREHOLDERS’ EQUITY

The Company is authorized to issue 80 million shares of $0.10 par value Class A Common Stock and 40 million shares of $0.10 par value Class B Common Stock. Class A and Class B Common Stock have identical voting rights except for the election or removal of directors. Holders of Class B Common Stock are entitled as a class to elect a majority of the Board of Directors. Under the terms of the Class B Common Stock, its special voting rights to elect a majority of the Board members would terminate irrevocably if the total outstanding shares of Class B Common Stock ever comprises less than ten percent of the Company’s total issued and outstanding shares of Class A and Class B Common Stock. On January 1, 2012, the outstanding Class B shares constituted approximately 10.5% of the total outstanding shares of Class A and Class B Common Stock.

The Company’s Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol IFSIA. The Company’s Class B Common Stock is not publicly traded. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis.

Both classes of Common Stock share equally in dividends available to common shareholders. The Company paid dividends totaling $0.08 per share during 2011, $0.0425 per share during 2010, and $0.01 per share during 2009 to each class of Common Stock. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its primary revolving credit facility and in the indentures for our public indebtedness, each of which specify conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

All treasury stock is accounted for using the cost method.

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	NON- CONTROLLING INTEREST IN SUBSIDIARY
	(in thousands)
Balance, at December 28, 2008	56,379	$5,635	6,795	$681	$339,776	$(65,616)	$(28,770)	$(42,210)	$7,941

Net income	—	—	—	—	—	10,918	—	—	846
Conversion of common stock	29	3	(29)	(3)	—	—	—	—	—
Stock issuances under employee plans	113	11	—	—	490	—	—	—	—
Other issuances of common stock	—	—	8	1	114	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(116)	—	—	—	—
Cash dividends paid	—	—	—	—	—	(634)	—	—	—
Forfeitures and compensation expense related to stock awards	—	—	—	—	3,084	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—	(4,416)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	18,153	293

Balance, at January 3, 2010	56,521	$5,649	6,774	$679	$343,348	$(55,332)	$(33,186)	$(24,057)	$9,080

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	NON- CONTROLLING INTEREST IN SUBSIDIARY
	(in thousands)
Balance, at January 3, 2010	56,521	$5,649	6,774	$679	$343,348	$(55,332)	$(33,186)	$(24,057)	$9,080

Net income	—	—	—	—	—	8,283	—	—	1,051
Conversion of common stock	159	16	(159)	(16)	—	—	—	—	—
Stock issuances under employee plans	631	64	—	—	2,726	—	—	—	—
Other issuances of common stock	—	—	530	53	6,418	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(6,471)	—	—	—	—
Cash dividends paid	—	—	—	—	—	(2,721)	—	—	—
Forfeitures and compensation expense related to stock awards	—	—	—	—	4,540	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—	1,990	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,212)	458
Dividend to Noncontrolling Interest Partner	—	—	—	—	—	—	—	—	(7,444)
Repurchase of Minority Interest	—	—	—	—	(899)	—	—	—	(3,145)

Balance, at January 2, 2011	57,311	$5,729	7,145	$716	$349,662	$(49,770)	$(31,196)	$(26,269)	$—

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL		RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
					(in thousands	)

Balance, at January 2, 2011	57,311	$5,729	7,145	$716	$349,662		$(49,770)	$(31,196)	$(26,269)

Net income	—	—	—	—	—		38,721	—	—
Conversion of common stock	593	59	(593)	(59)	—		—	—	—
Stock issuances under employee plans	502	50	—	—	210		—	—	—
Other issuances of common stock	—	—	527	53	11,336		—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	(11,402)		—	—	—
Cash dividends paid	—	—	—	—	—		(5,231)	—	—
Forfeitures and compensation expense related to stock awards	—	—	—	—	11,594		—	—	—
Pension liability adjustment	—	—	—	—	—		—	(5,066)	—
Foreign currency translation adjustment	—	—	—	—	—		—	—	(7,614)
Other	—	—	—	—	—		(484)	—	—

Balance, at January 1, 2012	58,406	$5,839	7,078	$709	$361,400		$(16,764)	$(36,262)	$(33,883)

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

The Company recognized stock option compensation expense of $0.8 million in 2011, $1.2 million in 2010 and $1.4 million in 2009. The remaining unrecognized compensation cost related to unvested awards at January 1, 2012, approximated $1.3 million, and the weighted average period of time over which this cost will be recognized is approximately two years. The expense for stock options is included in selling, general and administrative expense on the Company’s consolidated statements of operations, as none of these stock options have been issued to production personnel.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in the past three fiscal years:

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
Risk free interest rate	0.9%	2.1%	1.6%
Expected option life	5.75 years	5.75 years	5.5 years
Expected volatility	65%	61%	61%
Expected dividend yield	0.5%	0.4%	2.6%

The weighted average fair value of stock options (as of grant date) granted during the years 2011, 2010 and 2009 was $7.37, $6.86 and $1.91, respectively, per share.

The following table summarizes stock options outstanding as of January 1, 2012, as well as activity during the previous fiscal year:

	September 30,	September 30,
	Shares	Weighted Average Exercise Price
Outstanding at January 2, 2011	1,148,500	$7.51
Granted	10,000	13.04
Exercised	501,500	5.50
Forfeited or cancelled	64,500	9.54

Outstanding at January 1, 2012 (a)	592,500	$9.12

Exercisable at January 1, 2012 (b)	473,000	$8.24

(a)	At January 1, 2012, the weighted-average remaining contractual life of options outstanding was 6.1 years.
(b)	At January 1, 2012, the weighted-average remaining contractual life of options exercisable was 5.5 years.

At January 1, 2012, the aggregate intrinsic values of in-the-money options outstanding and options exercisable were $2.0 million and $2.0 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The intrinsic value of stock options exercised in 2011, 2010 and 2009 was $6.0 million, $5.5 million and $0.4 million, respectively. The cash proceeds related to stock options exercised in 2011, 2010 and 2009 were $2.7 million, $3.1 million and $0.5 million, respectively.

The tax benefit recognized with respect to stock options during the years 2011, 2010 and 2009 was $0.1 million, $0.2 million and $0.2 million, respectively.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 1, 2012	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at January 1, 2012	Weighted Average Exercise Price
$ 1.49 - 3.00	50,000	2.01	$2.52	50,000	$2.52
3.01 - 5.00	198,500	6.64	4.25	198,500	4.25
5.01 - 12.00	22,000	7.06	7.51	22,000	7.51
12.01 - 15.00	292,000	7.02	12.95	172,500	13.17
15.00 - 16.42	30,000	0.16	16.39	30,000	16.39

	592,500	6.10	$9.12	473,000	$8.24

Restricted Stock Awards

During fiscal years 2011, 2010 and 2009, the Company granted restricted stock awards totaling 668,000, 529,000 and 27,000 shares, respectively, of Class B common stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $10.1 million, $2.9 million and $1.8 million for 2011, 2010 and 2009, respectively. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical data regarding actual forfeitures as well as an estimate of future expected forfeitures under our restricted stock grants.

The following table summarizes restricted stock activity as of January 1, 2012, and during the previous fiscal year:

	September 30,	September 30,
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2011	1,740,000	$13.04
Granted	668,000	17.08
Vested	600,000	12.23
Forfeited or cancelled	59,000	9.02

Outstanding at January 1, 2012	1,749,000	$15.08

As of January 1, 2012, the unrecognized total compensation cost related to unvested restricted stock was $11.6 million. That cost is expected to be recognized by the end of 2015.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

The tax benefit recognized with respect to restricted stock during the years 2011, 2010 and 2009 was $2.8 million, $0.7 million and $0.2 million, respectively.

INCOME (LOSS) PER SHARE

The Company computes basic earnings (loss) per share (“EPS”) attributable to Interface, Inc. common shareholders by dividing income (loss) from continuing operations attributable to Interface, Inc. common shareholders, income (loss) from discontinued operations attributable to Interface, Inc. common shareholders and net income (loss) attributable to Interface, Inc. common shareholders, by the weighted average common shares outstanding, including participating securities outstanding, during the period as depicted below. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings. Income attributable to non-controlling interest is included in the computation of basic and diluted earnings per share, where applicable.

The Company includes all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of common shares outstanding in our basic and diluted EPS calculations when the inclusion of these shares would be dilutive. As a result, the Company includes all outstanding restricted stock awards in the calculation of basic and diluted EPS. Distributed earnings include common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock. The following tables show distributed and undistributed earnings:

	September 30,	September 30,	September 30,
	Fiscal Year
	2011	2010	2009
Earnings per share from continuing operations:
Basic earnings per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.08	$0.04	$0.01
Undistributed earnings	0.52	0.10	0.18

	$0.60	$0.14	$0.19

Diluted earnings per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.08	$0.04	$0.01
Undistributed earnings	0.52	0.10	0.18

	$0.60	$0.14	$0.19

Loss per share from discontinued operations:

Basic earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$—	$—	$—
Undistributed earnings	(0.01)	(0.01)	(0.01)

Diluted earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$—	$—	$—
Undistributed earnings	(0.01)	(0.01)	(0.01)

Basic earnings per share attributable to Interface, Inc. common shareholders	$0.59	$0.13	$0.17
Diluted earnings per share attributable to Interface, Inc. common shareholders	$0.59	$0.13	$0.17

The following table presents income from continuing operations and net income (loss) attributable to Interface, Inc. that was attributable to participating securities:

	September 30,	September 30,	September 30,
	Fiscal Year
	2011	2010	2009
	(in millions)
Income from Continuing Operations	$1.1	$0.3	$0.3
Net Income Attributable to Interface, Inc.	1.0	0.2	0.2

The weighted average shares for basic and diluted EPS were as follows:

	September 30,	September 30,	September 30,
	Fiscal Year
	2011	2010	2009
	(in thousands)
Weighted Average Shares Outstanding	63,542	62,054	61,819
Participating Securities	1,749	1,740	1,394

Shares for Basic Earnings Per Share	65,291	63,794	63,213
Dilutive Effect of Stock Options	195	468	95

Shares for Diluted Earnings Per Share	65,486	64,262	63,308

In 2011, 2010 and 2009, certain outstanding stock options were not included in the determination of diluted EPS as their impact would be anti-dilutive. The following table shows the shares excluded from the diluted EPS calculation for all periods presented.

	September 30,	September 30,	September 30,
	Fiscal Year
	2011	2010	2009
	(in thousands)
Options excluded	249	357	302

RESTRUCTURING CHARGES

2011 Restructuring Plan

In the fourth quarter of 2011, the Company committed to a restructuring plan intended to reduce costs across its worldwide operations and more closely align its operations with reduced demand in certain markets. As a result of this plan, the Company incurred pre-tax restructuring and asset impairment charges of $6.2 million in the fourth quarter of 2011. The majority of this charge ($5.4 million) relates to the severance of approximately 110 employees in Europe, Asia and the United States. The remainder of the charge ($0.8 million) relates to contract termination and fixed asset impairment costs. Approximately $5.4 million of this charge will result in cash expenditures, primarily severance expenses. Actions and expenses related to this plan were substantially completed by the end of 2011.

A summary of these restructuring activities is presented below:

	September 30,	September 30,	September 30,
	Total Restructuring Charge	Costs Incurred In 2011	Balance at January 1, 2012
	(in thousands)
Workforce reduction	$5,401	1,147	4,254
Fixed asset impairment	776	776	—

The table below details these restructuring activities by segment:

	September 30,	September 30,	September 30,	September 30,
	Modular Carpet	Bentley Prince Street	Corporate	Total
	(in thousands)
Total amounts expected to be incurred	$5,755	$422	$—	$6,177

Total amounts incurred in 2011	1,643	280	$—	1,923

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

A summary of these restructuring activities is presented below:

	September 30,	September 30,	September 30,	September 30,
	Total Restructuring Charge	Costs Incurred In 2010	Costs Incurred In 2011	Balance at January 1, 2012
	(in thousands)
Workforce reduction	$3,131	$2,674	$457	$—

The table below details these restructuring activities by segment:

	September 30,	September 30,	September 30,	September 30,
	Modular Carpet	Bentley Prince Street	Corporate	Total
	(in thousands)
Total amounts expected to be incurred	$2,951	$180	$—	$3,131
Cumulative amounts incurred to date	2,951	180	—	3,131
Total amounts incurred in 2011	457	—	—	457

2009 Restructuring Plan

In the first quarter of 2009, the Company adopted a restructuring plan, primarily comprised of a reduction in the Company’s worldwide employee base by a total of approximately 290 employees and continuing actions taken to better align fixed costs with demand for its products on a global level. In connection with the plan, the Company recorded a pre-tax restructuring charge of $5.7 million, comprised of $4.0 million of employee severance expense and $1.7 million of other exit costs (primarily including costs to exit the Canadian manufacturing facilities, lease exit costs and other costs). Approximately $5.2 million of the restructuring charge involved cash expenditures, primarily severance expense. In the second quarter of 2009, the Company recorded an additional $1.9 million restructuring charge as a continuation of this plan. The charge in the second quarter of 2009 was due to approximately 80 additional employee reductions, and related entirely to employee severance expense.

A summary of these restructuring activities is presented below:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Total Restructuring Charges	Costs Incurred in 2009	Costs Incurred in 2010	Costs Incurred in 2011	Balance at Jan. 1, 2012
	(in thousands)
Facilities consolidation	$970	$970	$—	$—	$—
Workforce reduction	5,873	3,920	1,889	64	—
Other charges	784	784	—	—	—

	$7,627	$5,674	$1,889	$64	$—

The table below details these restructuring activities by segment:

	September 30,	September 30,	September 30,	September 30,
	Modular Carpet	Bentley Prince Street	Corporate	Total
	(in thousands)
Total amounts expected to be incurred	$6,865	$762	$—	$7,627
Cumulative amounts incurred to date	6,865	762	—	7,627
Total amounts incurred in 2011	64	—	—	64

TAXES ON INCOME

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
	(in thousands)
Current expense/(benefit):
Federal	$316	$(62)	$394
Foreign	11,123	12,617	11,890
State	922	530	542

	12,361	13,085	12,826

Deferred expense/(benefit):
Federal	6,204	(9,510)	(3,403)
Foreign	2,304	994	(875)
State	14	(533)	315

	8,522	(9,049)	(3,963)

	$20,883	$4,036	$8,863

Income tax expense (benefit) is included in the accompanying consolidated statements of operations as follows:

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
	(in thousands)

Continuing operations	$21,237	$4,494	$9,352
Loss from discontinued operations	(354)	(458)	(489)

	$20,883	$4,036	$8,863

Income (loss) from continuing operations before taxes on income consisted of the following:

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
	(in thousands)

U.S. operations	$17,295	$(32,270)	$(8,809)

Foreign operations	43,318	46,834	30,834

	$60,613	$14,564	$22,025

Deferred income taxes for the years ended January 1, 2012, and January 2, 2011, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At January 1, 2012, the Company had approximately $118.6 million in federal net operating loss carryforwards with expiration dates through 2030, of which $22.4 million is from share-based payment awards. In accordance with applicable accounting standards, a financial statement benefit has not been recorded for the net operating loss related to the share-based payment awards. The Company’s foreign subsidiaries had approximately $1.5 million in net operating losses available for an unlimited carryforward period. The Company expects to utilize all of its federal and foreign carryforwards prior to their expiration. The Company had approximately $128 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2031. The Company had provided a valuation allowance against $66.4 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $168 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(in thousands)
Basis differences of property and equipment	$—	$10,397	$—	$9,113
Basis difference of intangible assets	—	402	—	411
Foreign currency loss	—	2,888	—	2,672
Net operating loss carryforwards	41,429	—	47,850	—
Valuation allowances on net operating loss carryforwards	(4,892)	—	(5,403)	—
Federal tax credits	676		360
Deferred compensation	17,853	—	17,068	—
Basis difference of prepaids, accruals and reserves	8,919	—	9,979	—
Pensions	2,592	—	1,896	—
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	—	4,585	—	3,714
Basis difference of other assets and liabilities	293	—	—	319

	$66,870	$18,272	$71,750	$16,229

Deferred tax assets and liabilities are included in the accompanying balance sheets as follows:

	September 30,	September 30,
	FISCAL YEAR
	2011	2010
	(in thousands)
Deferred income taxes (current asset)	$9,699	$10,062
Deferred tax asset (non-current asset)	47,290	53,022
Deferred income taxes (non-current liabilities)	(8,391)	(7,563)

	$48,598	$55,521

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at January 1, 2012.

The Company’s effective tax rate from continuing operations was 35.0%, 30.9% and 42.5% for fiscal years 2011, 2010 and 2009, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 35% to the Company’s actual income tax expense:

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
	(in thousands)
Income taxes at U.S federal statutory rate	$21,215	$5,097	$7,709
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	940	(1,713)	438
Non-deductible business expenses	373	354	315
Non-deductible employee compensation	587	399	399
Tax effects of Company owned life insurance	283	(1,281)	(1,380)
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	774	960	1,075
Foreign and U.S. tax effects attributable to foreign operations	(2,115)	(491)	1,058
Valuation allowance effect – State NOL	(333)	1,717	109
Income attributable to noncontrolling interest in subsidiary	—	(368)	(296)
Other	(487)	(180)	(75)

Income tax expense	$21,237	$4,494	$9,352

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. as determination of the amount of unrecognized deferred U.S. income tax liability related to the indefinitely reinvested earnings is not practicable because of the complexities associated with its hypothetical calculation. Beginning in 2008, the Company has provided for approximately $15 million in U.S. federal and state income taxes and approximately $1.1 million in foreign withholding taxes on approximately $43.6 million of undistributed earnings from foreign subsidiaries that were no longer deemed to be indefinitely reinvested outside of the U.S. During 2009 and 2010, the Company repatriated $20.2 million and $12.2 million, respectively, of these undistributed earnings on which the Company had provided $11.1 million in U.S. federal and state income taxes and $0.8 million in foreign withholding taxes. At January 1, 2012, the Company has provided for approximately $3.9 million in U.S. federal and state income taxes and approximately $0.3 million in foreign withholding taxes on approximately $11.2 million of the remaining undistributed earnings that it anticipates repatriating in the foreseeable future. At January 1, 2012, approximately $262 million of undistributed earnings of the Company’s foreign subsidiaries are deemed to be indefinitely reinvested outside of the U.S., on which withholding taxes of approximately $3.5 million would be payable upon remittance.

As of January 1, 2012 and January 2, 2011, the Company had $7.7 million and $8.2 million, respectively, of unrecognized tax benefits. The reduction of unrecognized tax benefits in 2011 was primarily attributable to a decrease of approximately $1.2 million related to its foreign tax positions taken in prior years which was partially offset by an increase of approximately $0.7 million related to its foreign tax positions taken in the current year. If the $7.7 million of unrecognized tax benefits as of January 1, 2012 are recognized, there would be a favorable impact on the Company’s effective tax rate in future periods. If the unrecognized tax benefits are not favorably settled, $7.4 million of the total amount of unrecognized tax benefits would require the use of cash in future periods.

The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2012, the Company had accrued interest and penalties of $1.1 million, which is included in the total unrecognized tax benefit noted above.

The Company’s federal income tax returns are subject to examination for the years 2003 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2006 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2003 to the present.

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

In late February 2008, the Company filed with the CRA and the Internal Revenue Service (“IRS”) an application for a Canada – U.S. bilateral advanced pricing agreement (“BAPA”) with respect to certain intercompany transactions (“Covered Transactions”) between Interface, Inc. (including its U.S. subsidiaries) and its Canadian subsidiary. The BAPA request covers, at minimum, tax years 2006 through 2010, with a possibility of appending additional prospective years or qualifying rollback years for earlier periods. During 2011, the CRA and IRS began negotiating a mutual agreement. The Company is anticipating a negotiated resolution from those agencies in the near future. The Company has included in its liability for unrecognized tax benefits an amount it estimates will more likely than not result from the conclusion of the BAPA. However, due to the nature of the BAPA process, the timing and outcome of the BAPA is subject to considerable variation and the ultimate outcome of this process could result in an amount significantly different from the Company’s estimate.

Management believes changes to our unrecognized tax benefits that are reasonably possible in the next 12 months, other than the conclusion of the Canada – U.S. BAPA noted above, will not have a significant impact on our financial positions or results of operations. The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	September 30,	September 30,		September 30,
	Fiscal Year
	2011	2010		2009
	(in thousands)
Balance at beginning of year	$8,159	$9,551		$7,455
Increases related to tax positions taken during the current year Increases related to tax positions taken during the prior years	693 250	718 538		1,685 1,118
Decreases related to tax positions taken during the prior years	(1,237)	—		(157)
Decreases related to settlements with taxing authorities Decreases related to lapse of applicable statute of limitations	— —	(1,778 (712	) )	— (892)
Changes due to foreign currency translation	(129)	(158)		342

Balance at end of year	$7,736	$8,159		$9,551

DISCONTINUED OPERATIONS

In 2007, the Company sold its Fabrics Group business segment to a third party. Current and prior periods have been retroactively reclassified to include the results of operations and related disposal costs, gains and losses for these fabrics businesses as discontinued operations. In addition, assets and liabilities of these businesses have been reported in assets and liabilities held for sale for all periods presented. The expenses of discontinued operations relate to the settlement of liabilities that were in existence as of the date of the sale of the Company’s discontinued operations.

Summary operating results for the discontinued operations are as follows:

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
	(in thousands)
Net sales	$—	$—	$—
Loss on operations before taxes	(1,008)	(1,194)	(1,398)
Taxes on income (benefit)	(353)	(458)	(489)
Loss on operations, net of tax	(655)	(736)	(909)

Assets and liabilities, including reserves, related to discontinued businesses that were held for sale consist of the following:

	September 30,	September 30,
FISCAL YEAR
	2011	2010
(in thousands)
Current assets	$—	$—
Property and equipment	—	1,200
Other assets	—	—

Current liabilities	—	—
Other liabilities	—	—

COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At January 1, 2012, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

September 30,
FISCAL YEAR	AMOUNT
(in thousands)
2012	$26,411
2013	20,705
2014	15,527
2015	7,082
2016	3,102
Thereafter	8,454

$81,281

Rental expense amounted to approximately $24.8 million, $23.9 million and $28.8 million, for the years 2011, 2010 and 2009, respectively. This excludes rental expenses of approximately $0.1 million, $0.1 million and $0.5 million for the years 2011, 2010 and 2009, respectively, related to discontinued operations.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $2.4 million, $2.1 million and $0.9 million for the years 2011, 2010 and 2009, respectively, for continuing operations. No discretionary contributions were made in 2011, 2010 or 2009.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $17.8 million at January 1, 2012. The Company invested the deferrals in insurance instruments with readily determinable cash surrender values.

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $0.3 million, $1.8 million and $4.2 million for the years 2011, 2010 and 2009, respectively. Plan assets are primarily invested in equity and fixed income securities. The Company uses a year-end measurement date for the plans. As of January 1, 2012, for the European plans, the Company had a net liability recorded of $10.3 million, an amount equal to their unfunded status, and has recorded in Other Comprehensive Income an amount equal to $33.3 million (net of taxes) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards

	September 30,	September 30,
	FISCAL YEAR
	2011	2010
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$212,378	$212,339
Service cost	469	357
Interest cost	11,386	10,873
Benefits and expenses paid	(11,641)	(13,032)
Actuarial loss (gain)	5,224	11,842
Member contributions	375	542
Currency translation adjustment	(1,470)	(10,543)

Benefit obligation, end of year	$216,721	$212,378

	September 30,	September 30,
	FISCAL YEAR
	2011	2010
	(in thousands)
Change in plan assets
Plan assets, beginning of year	$205,810	$200,302
Actual return on assets	8,769	23,117
Company contributions	5,112	5,647
Member contributions	—	291
Benefits paid	(11,697)	(13,032)
Currency translation adjustment	(1,592)	(10,515)

Plan assets, end of year	$206,402	$205,810

Reconciliation to balance sheet
Funded status (benefit liability)	$(10,319)	$(6,568)

Net amount recognized	$(10,319)	$(6,568)

Amounts recognized in accumulated other comprehensive income (after tax)
Unrecognized actuarial loss	$32,455	$26,659
Unamortized prior service costs	809	870

Total amount recognized	$33,264	$27,529

The above disclosure represents the aggregation of information related to the Company’s two defined benefit plans which cover many of its European employees. As of January 1, 2012, and January 2, 2011, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had an accumulated benefit obligation in excess of the plan assets. The other plan, which covers certain employees in Europe (the “Europe Plan”), had assets in excess of the accumulated benefit obligation. The following table summarizes this information as of January 1, 2012, and January 2, 2011.

	September 30,	September 30,
	2011	2010
	(in thousands)
UK Plan
Projected Benefit Obligation	$157,600	$153,928
Accumulated Benefit Obligation	157,600	153,928
Plan Assets	139,796	142,491

Europe Plan
Projected Benefit Obligation	$59,121	$58,450
Accumulated Benefit Obligation	57,247	56,810
Plan Assets	66,606	63,319

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
	(in thousands)
Components of net periodic benefit cost
Service cost	$492	$357	$2,841
Interest cost	11,194	10,873	10,456
Expected return on plan assets	(11,966)	(11,058)	(10,809)
Amortization of prior service cost	—	89	93
Recognized net actuarial (gains)/losses	602	1,566	1,626

Net periodic benefit cost	$322	$1,827	$4,207

For 2012, it is estimated that approximately $0.7 million of expenses related to the amortization of unrecognized items will be included in the net periodic benefit cost. During 2011, other comprehensive income was impacted by approximately $5.5 million, comprised of actuarial loss of approximately $5.9 million and amortization loss of $0.4 million.

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.3%	5.6%	6.2%
Expected return on plan assets	5.9%	6.6%	6.2%
Rate of compensation	2.0%	2.0%	3.6%
Weighted average assumptions used to determine benefit obligations
Discount rate	4.7%	5.3%	5.4%
Rate of compensation	2.0%	2.0%	2.0%

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

The Company’s foreign defined benefit plans’ accumulated benefit obligations were in excess of the fair value of the plans’ assets. The projected benefit obligations, accumulated benefit obligations and fair value of these plan assets are as follows:

	September 30,	September 30,
	FISCAL YEAR
	2011	2010
	(in thousands)
Projected benefit obligation	$216,721	$212,378
Accumulated benefit obligations	214,848	210,738
Fair value of plan assets	206,402	205,810

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at January 1, 2012, or January 2, 2011.

The Company’s actual weighted average asset allocations for 2011 and 2010, and the targeted asset allocation for 2012, of the foreign defined benefit plans by asset category, are as follows:

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2012	2011	2010
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category:
Equity Securities	70-85%	66%	68%
Debt Securities	25-35%	30%	28%
Other	0-5%	4%	4%

	100%	100%	100%

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

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of January 1, 2012 and January 2, 2011. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30,	September 30,	September 30,
Pension Plan Assets by Category as of January 1, 2012
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$66,606	$132,491	$199,097
Level 2	—	—	—
Level 3	—	7,305	7,305

Total	$66,606	$139,796	$206,402

	September 30,	September 30,	September 30,
Pension Plan Assets by Category as of January 2, 2011
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$63,318	$135,007	$198,325
Level 2	—	—	—
Level 3	—	7,485	7,485

Total	$63,318	$142,492	$205,810

The assets identified as level 3 above relate to insured annuities held by the UK Plan. The fair value of these assets was calculated using the present value of the future pension payments due under the insurance policies. The table below indicates the change in value related to these level 3 assets during 2011:

September 30,
(in thousands)
Balance of level 3 assets, beginning of year	$7,485
Interest cost	391
Benefits paid	(1,126)
Actuarial gain	531
Translation adjustment	24

Ending Balance of level 3 assets	$7,305

During 2012, the Company expects to contribute $5.5 million to the plan trust and $10.4 million in the form of direct benefit payments for its foreign defined benefit plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

September 30,
FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)
2012	$10,448
2013	10,585
2014	10,726
2015	10,927
2016	11,256
2017-2021	60,071

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

	September 30,	September 30,
	FISCAL YEAR
	2011	2010
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$19,008	$17,474
Service cost	393	342
Interest cost	1,135	1,121
Benefits paid	(949)	(1,024)
Actuarial loss (gain)	(279)	1,095

Benefit obligation, end of year	$19,308	$19,008

The amounts recognized in the consolidated balance sheets are as follows:

	September 30,	September 30,
	2011	2010
	(in thousands)
Current liabilities	$847	$1,024
Non-current liabilities	18,461	17,984

	$19,308	$19,008

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	September 30,	September 30,
	2011	2010
	(in thousands)
Unrecognized actuarial loss	$2,926	$3,427
Unrecognized transition asset	—	136
Unamortized prior service cost	72	104

	$2,998	$3,667

The accumulated benefit obligation related to the SCP was $16.0 million and $16.1 million as of January 1, 2012, and January 2, 2011, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	September 30,	September 30,	September 30,
	2011	2010	2009
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost
Discount rate	5.5%	6.0%	6.0%
Rate of compensation	4.0%	4.0%	4.0%

Assumptions used to determine benefit obligations
Discount rate	4.75%	5.5%	6.0%
Rate of compensation	4.0%	4.0%	4.0%

Components of net periodic benefit cost
Service cost	$393	$342	$324
Interest cost	1,138	1,121	1,083
Amortizations	637	545	545

Net periodic benefit cost	$2,168	$2,008	$1,952

The changes in other comprehensive income during 2011 related to this Plan were approximately $0.7 million, after tax, comprised of a net gain during the period of $0.2 million, amortization of loss of $0.3 million and amortization of transition obligation of $0.2 million.

For 2012, the Company estimates that approximately $0.2 million of expenses, after tax, related to the amortization of unrecognized items will be included in net periodic benefit cost for the SCP.

During 2011, the Company contributed $1.0 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

September 30,
FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)
2012	$847
2013	847
2014	847
2015	847
2016	847
2017-2021	5,916

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

SEGMENT DISCLOSURES

Summary information by segment follows:

	September 30,	September 30,	September 30,
	MODULAR CARPET	BENTLEY PRINCE STREET	TOTAL
	(in thousands)
2011
Net sales	$953,045	$104,006	$1,057,051
Depreciation and amortization	25,321	2,222	27,543
Operating income (loss)	97,226	(1,597)	95,629
Total assets	600,310	57,880	658,190

2010
Net sales	$862,314	$99,513	$961,827
Depreciation and amortization	17,154	2,215	19,369
Operating income (loss)	102,190	(3,215)	98,975
Total assets	555,700	54,324	610,024

2009
Net sales	$765,264	$94,624	$859,888
Depreciation and amortization	17,429	2,435	19,864
Operating income (loss)	68,134	(7,718)	60,416
Total assets	508,119	53,829	561,948

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts are as follows:

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
	(in thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$27,543	$19,369	$19,864
Corporate depreciation and amortization	7,774	8,558	5,325

Reported depreciation and amortization	$35,317	$27,927	$25,189

OPERATING INCOME
Total segment operating income	$95,629	$98,975	$60,416
Corporate expenses, income and eliminations	(8,366)	(6,246)	2,578

Reported operating income	$87,263	$92,729	$62,994

ASSETS
Total segment assets	$658,190	$610,024
Assets held for sale	—	1,200
Corporate assets and eliminations	114,082	144,209

Reported total assets	$772,272	$755,433

ENTERPRISE-WIDE DISCLOSURES

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales in foreign markets in 2011, 2010 and 2009 were 52.5%, 49.9% and 49.5%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. With the exception of the United States, Australia (2011, 2010) and the United Kingdom (2009), no one country represented more than 10% of the Company’s net sales. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	September 30,	September 30,	September 30,
	FISCAL YEAR
	2011	2010	2009
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$501,220	$461,843	$434,305
United Kingdom	83,401	92,606	105,370
Australia	105,871	98,322	64,979
Other foreign countries	366,559	309,056	255,234

Net sales	$1,057,051	$961,827	$859,888

LONG-LIVED ASSETS(2)
United States	$85,964	$84,747
United Kingdom	22,399	18,642
Netherlands	22,659	18,040
Australia	26,807	25,014
Other foreign countries	32,290	31,349

Total long-lived assets	$190,119	$177,792

(1)	Revenue attributed to geographic areas is based on the location of the customer.
(2)	Long-lived assets include tangible assets physically located in foreign countries.

QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

The following tables set forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Class A Common Stock. The prices represent the reported high and low sale prices during the period presented.

	September 30,	September 30,	September 30,	September 30,
	FISCAL YEAR 2011
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER(1)
	(in thousands, except per share data)
Net sales	$245,402	$267,640	$273,106	$270,903
Gross profit	86,928	94,775	94,425	85,924
Income from continuing operations	9,824	12,814	12,168	4,570
Loss from discontinued operations	—	—	—	(655)
Net income attributable to Interface, Inc.	9,824	12,814	12,168	3,915

Basic income per share attributable to Interface, Inc. common shareholders:
Income from continuing operations	$0.15	$0.20	$0.19	$0.07
Loss from discontinued operations	—	—	—	(0.01)
Net income attributable to Interface, Inc.	0.15	0.20	0.19	0.06

Diluted income per share attributable to Interface, Inc. common shareholders:
Income from continuing operations	$0.15	$0.20	$0.19	$0.07
Loss from discontinued operations	—	—	—	(0.01)
Net income attributable to Interface, Inc.	0.15	0.20	0.19	0.06

Share prices
High	$18.49	$20.23	$20.48	$14.38
Low	15.20	17.16	11.02	9.75

(1)	Results for the fourth quarter of 2011 include restructuring charges of $6.2 million.

	September 30,	September 30,	September 30,	September 30,
	FISCAL YEAR 2010
	FIRST QUARTER(1)	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER(2)
	(in thousands, except per share data)
Net sales	$217,191	$226,587	$252,724	$265,325
Gross profit	73,374	80,134	89,480	93,773
Income (loss) from continuing operations	2,106	8,008	12,342	(12,386)
Loss from discontinued operations	—	—	—	(736)
Net income (loss) attributable to Interface, Inc.	1,870	7,632	12,078	(13,297)

Basic income (loss) per share attributable to Interface, Inc. common shareholders:
Income (loss) from continuing operations	$0.03	$0.12	$0.19	$(0.20)
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) attributable to Interface, Inc.	0.03	0.12	0.19	(0.21)

Diluted income (loss) per share attributable to Interface, Inc. common shareholders:
Income (loss) from continuing operations	$0.03	$0.12	$0.19	$(0.20)
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) attributable to Interface, Inc.	0.03	0.12	0.19	(0.21)

Share prices
High	$11.90	$14.42	$14.65	$17.15
Low	7.05	10.08	10.34	13.90

(1)	Results for the first quarter of 2010 include restructuring charges of $3.1 million and bond retirement expenses of $1.1 million.
(2)	Results for the fourth quarter of 2010 include bond retirement expenses of $43.3 million.

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

STATEMENT OF OPERATIONS FOR YEAR 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)

Net sales	$688,300	$538,616	$—	$(169,865)	$1,057,051
Cost of sales	513,759	351,105	—	(169,865)	694,999

Gross profit on sales	174,541	187,511	—	—	362,052
Selling, general and administrative expenses	115,199	127,128	26,285	—	268,612
Restructuring and asset impairment charges	1,031	5,061	85	—	6,177

Operating income (loss)	58,311	55,322	(26,370)	—	87,263

Interest/Other expense	28,313	14,754	(16,417)	—	26,650
Income (loss) before taxes on income and equity in income of subsidiaries	29,998	40,568	(9,953)	—	60,613
Income tax expense (benefit)	10,589	14,117	(3,469)	—	21,237
Equity in income (loss) of subsidiaries	—	—	45,205	(45,205)	—

Income (loss) from continuing operations	19,409	26,451	38,721	(45,205)	39,376
Income (loss) on discontinued operations, net of tax	—	(655)	—	—	(655)

Net income (loss)	19,409	25,796	38,721	(45,205)	38,721

Income attributable to non-controlling interest in subsidiary	—	—	—	—	—

Net income (loss) attributable to Interface, Inc.	$19,409	$25,796	$38,721	$(45,205)	$38,721

STATEMENT OF OPERATIONS FOR YEAR 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$620,994	$484,195	$—	$(143,362)	$961,827
Cost of sales	462,983	305,445	—	(143,362)	625,066

Gross profit on sales	158,011	178,750	—	—	336,761
Selling, general and administrative expenses	102,214	117,173	21,514	—	240,901
Restructuring charges	418	2,713	—	—	3,131

Operating income (loss)	55,379	58,864	(21,514)	—	92,729

Interest/Other expense	27,070	12,572	(5,856)	—	33,786
Bond retirement expenses	—	—	44,379	—	44,379

Income (loss) before taxes on income and equity in income of subsidiaries	28,309	46,292	(60,037)	—	14,564
Income tax expense (benefit)	11,251	18,225	(24,982)	—	4,494
Equity in income (loss) of subsidiaries	—	—	43,338	(43,338)	—

Income (loss) from continuing operations	17,058	28,067	8,283	(43,338)	10,070
Loss on discontinued operations, net of tax	—	(736)	—	—	(736)

Net income (loss)	17,058	27,331	8,283	(43,338)	9,334

Income attributable to non-controlling interest in subsidiary	—	(1,051)	—	—	(1,051)

Net income (loss) attributable to Interface, Inc.	$17,058	$26,280	$8,283	$(43,338)	$8,283

STATEMENT OF OPERATIONS FOR YEAR 2009

	September 30,	September 30,	September 30,	September 30,	September 30,
	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$542,871	$428,090	$—	$(111,073)	$859,888
Cost of sales	405,313	282,631	—	(111,073)	576,871

Gross profit on sales	137,558	145,459	—	—	283,017
Selling, general and administrative expenses	90,105	108,911	19,306	—	218,322
Income from litigation settlements	—	—	(5,926)	—	(5,926)
Restructuring charges	3,960	3,667	—	—	7,627

Operating income (loss)	43,493	32,881	(13,380)	—	62,994

Interest/Other expense	20,804	7,498	6,571	—	34,873
Bond retirement expenses	—	—	6,096	—	6,096

Income (loss) before taxes on income and equity in income of subsidiaries	22,689	25,383	(26,047)	—	22,025
Income tax expense (benefit)	8,738	9,030	(8,416)	—	9,352
Equity in income (loss) of subsidiaries	—	—	28,549	(28,549)	—

Income (loss) from continuing operations	13,951	16,353	10,918	(28,549)	12,673
Loss on discontinued operations, net of tax	(259)	(650)	—	—	(909)

Net income (loss)	13,692	15,703	10,918	(28,549)	11,764

Income attributable to non-controlling interest in subsidiary	—	(846)	—	—	(846)

Net income (loss) attributable to Interface, Inc.	$13,692	$14,857	$10,918	$(28,549)	$10,918

BALANCE SHEET AS OF JANUARY 1, 2012

	September 30,	September 30,	September 30,	September 30,	September 30,
	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,101	$35,874	$13,660	$—	$50,635
Accounts receivable	73,115	82,429	626	—	156,170
Inventories	95,535	70,538	—	—	166,073
Prepaids and deferred income taxes	8,043	16,040	9,023	—	33,106
Assets of business held for sale	—	—	—	—	—

Total current assets	177,794	204,881	23,309	—	405,984
Property and equipment less accumulated depreciation	82,303	103,741	4,075	—	190,119
Investment in subsidiaries	286,328	184,108	116,316	(586,752)	—
Goodwill	6,954	67,603	—	—	74,557
Other assets	5,832	9,680	86,100	—	101,612

Total assets	$559,211	$570,013	$229,800	$(586,752)	$772,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$53,472	$84,455	$11,246	$—	$149,173
Senior notes and senior subordinated notes	—	—	294,507	—	294,507
Deferred income taxes	11,044	1,615	(4,268)	—	8,391
Other	9,330	1,902	27,930	—	39,162

Total liabilities	73,846	87,972	329,415	—	491,233

Shareholders’ equity
Common stock	94,145	102,199	6,548	(196,344)	6,548
Additional paid-in capital	249,302	12,525	361,400	(261,827)	361,400
Retained earnings (deficit)	143,617	425,710	(457,510)	(128,581)	(16,764)
Foreign currency translation adjustment	(1,699)	(25,129)	(7,055)	—	(33,883)
Pension liability	—	(33,264)	(2,998)	—	(36,262)

Total shareholders’ equity	$485,365	$482,041	$(99,615)	$(586,752)	$281,039

	$559,211	$570,013	$229,800	$(586,752)	$772,272

BALANCE SHEET AS OF JANUARY 2, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,086	$32,601	$35,549	$—	$69,236
Accounts receivable	68,831	81,805	827	—	151,463
Inventories	66,747	70,019	—	—	136,766
Prepaids and deferred income taxes	7,670	15,940	10,814	—	34,424
Assets of business held for sale	—	1,200	—	—	1,200

Total current assets	144,334	201,565	47,190	—	393,089

Property and equipment less accumulated depreciation	79,618	92,987	5,187	—	177,792
Investment in subsidiaries	291,573	205,265	44,709	(541,547)	—
Goodwill	6,954	68,285	—	—	75,239
Other assets	6,105	12,949	90,259	—	109,313

Total assets	$528,584	$581,051	$187,345	$(541,547)	$755,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$58,635	$95,107	$14,774	$—	$168,516
Senior notes and senior subordinated notes	—	—	294,428	—	294,428
Deferred income taxes	1,615	10,310	(4,362)	—	7,563
Other	2,128	6,872	27,054	—	36,054

Total liabilities	62,378	112,289	331,894	—	506,561

Shareholders’ equity
Common stock	94,145	102,199	6,445	(196,344)	6,445
Additional paid-in capital	249,302	12,525	349,662	(261,827)	349,662
Retained earnings (deficit)	124,208	399,914	(490,516)	(83,376)	(49,770)
Foreign currency translation adjustment	(1,449)	(18,347)	(6,473)	—	(26,269)
Pension liability	—	(27,529)	(3,667)	—	(31,196)

Total shareholders’ equity	$466,206	$468,762	$(144,549)	$(541,547)	$248,872

	$528,584	$581,051	$187,345	$(541,547)	$755,433

STATEMENT OF CASH FLOWS FOR YEAR 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$(7,196)	$27,970	$5,113	$(1,523)	$24,364

Cash flows from investing activities:
Purchase of plant and equipment	(14,987)	(23,013)	(50)	—	(38,050)
Other	51	(1,080)	(537)	—	(1,566)

Net cash used for investing activities	(14,936)	(24,093)	(587)	—	(39,616)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	2,669	—	2,669
Dividends paid	—	—	(5,227)	—	(5,227)
Other	22,147	(838)	(23,857)	1,523	(1,025)

Net cash provided by (used for) financing activities	22,147	(838)	(26,415)	1,523	(3,583)

Effect of exchange rate change on cash	—	234	—	—	234

Net increase (decrease) in cash	15	3,273	(21,889)	—	(18,601)
Cash, at beginning of year	1,086	32,601	35,549	—	69,236

Cash, at end of year	$1,101	$35,874	$13,660	$—	$50,635

STATEMENT OF CASH FLOWS FOR YEAR 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$27,785	$26,516	$(9,872)	$2,951	$47,380

Cash flows from investing activities:
Purchase of plant and equipment	(11,643)	(18,163)	(1,909)	—	(31,715)
Other	(682)	84	(4,730)	—	(5,328)

Net cash used for investing activities	(12,325)	(18,079)	(6,639)	—	(37,043)

Cash flows from financing activities:
Issuance of Senior Notes	—	—	275,000	—	275,000
Repurchase of Senior and Senior Subordinated Notes	—	—	(279,966)	—	(279,966)
Purchase of non-controlling interest	—	(11,488)	—	—	(11,488)
Debt issuance costs	—	—	(5,930)	—	(5,930)
Premiums paid to repurchase Senior and Senior Subordinated Notes	—	—	(36,374)	—	(36,374)
Other	(14,919)	(7,332)	25,202	(2,951)	—
Proceeds from issuance of common stock	—	—	3,103	—	3,103
Dividends paid	—	—	(2,721)	—	(2,721)

Net cash used for financing activities	(14,919)	(18,820)	(21,686)	(2,951)	(58,376)
Effect of exchange rate change on cash	—	1,912	—	—	1,912

Net increase (decrease) in cash	541	(8,471)	(38,197)	—	(46,127)
Cash, at beginning of period	545	41,072	73,746	—	115,363

Cash, at end of period	$1,086	$32,601	$35,549	$—	$69,236

STATEMENT OF CASH FLOWS FOR YEAR 2009

	September 30,	September 30,	September 30,	September 30,	September 30,
	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$23,919	$34,234	$(6,655)	$2,952	$54,450

Cash flows from investing activities:
Purchase of plant and equipment	(6,586)	(1,860)	(307)	—	(8,753)
Other	(372)	1,993	(222)	—	1,399

Net cash provided by (used for) investing activities	(6,958)	133	(529)	—	(7,354)

Cash flows from financing activities:
Issuance of Senior Secured Notes	—	—	144,452	—	144,452
Repurchase of Senior Notes	—	—	(138,002)	—	(138,002)
Debt issuance costs	—	—	(6,301)	—	(6,301)
Premiums paid to repurchase Senior Notes	—	—	(5,264)	—	(5,264)
Other	(17,198)	(21,520)	41,670	(2,952)	—
Proceeds from issuance of common stock	—	—	499	—	499
Dividends paid	—	—	(634)	—	(634)

Net cash provided by (used for) financing activities	(17,198)	(21,520)	36,420	(2,952)	(5,250)
Effect of exchange rate change on cash	—	1,760	—	—	1,760

Net increase (decrease) in cash	(237)	14,607	29,236	—	43,606
Cash, at beginning of period	782	26,465	44,510	—	71,757

Cash, at end of period	$545	$41,072	$73,746	$—	$115,363

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. and Subsidiaries as of January 1, 2012 and January 2, 2011 and the related consolidated statements of operations and comprehensive income and cash flows for each of the three years in the period ended January 1, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc. and Subsidiaries at January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for each of the three years in the period then ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interface, Inc. and Subsidiaries’ internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

February 29, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

We have audited Interface, Inc. and Subsidiaries’ internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Interface, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interface, Inc. and Subsidiaries as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations and comprehensive income and cash flows for each of the three years in the period ended January 1, 2012 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

February 29, 2012

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on that assessment, management concluded that, as of January 1, 2012, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2011 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2011 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2011 fiscal year, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2011 fiscal year, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2011 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income— fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010.

Consolidated Balance Sheets — January 1, 2012 and January 2, 2011.

Consolidated Statements of Cash Flows — fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010.

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

10.3	—

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

Exhibit Number		Description of Exhibit

10.6	—

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

10.7	—

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

10.12	—

Overseas Service Agreement between Interface Europe, Ltd. and Lindsey Kenneth Parnell dated March 13, 2007 (included as Exhibit 10.13 to the 2006 10-K, previously filed with the Commission and incorporated herein by reference).*

10.13	—

Seventh Amended and Restated Credit Agreement, dated as of June 24, 2011, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, Wells Fargo Bank, National Association and Bank of America, N.A. (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed first on October 27, 2011, previously filed with the Commission and incorporated herein by reference).

10.14	—

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

10.15	—

Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.16	—

Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix, John R. Wells, Patrick C. Lynch, Raymond S. Willoch, Lindsey K. Parnell and Robert A. Coombs) (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.17	—

Interface, Inc. Long-Term Care Insurance Plan and related Summary Plan Description (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on December 20, 2005, previously filed with the Commission and incorporated herein by reference).*

Exhibit Number		Description of Exhibit

10.18	—

Credit Agreement, executed on April 24, 2009, among Interface Europe B.V. (and certain of its subsidiaries) and ABN AMRO Bank N.V. (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on April 29, 2009, previously filed with the Commission and incorporated herein by reference); Amendment Agreement thereto, executed on January 21, 2010 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated January 21, 2010 and filed on January 22, 2010, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, executed on December 17, 2010, among Interface Europe B.V. (and certain of its subsidiaries) and the Royal Bank of Scotland N.V. (as successor to ABN AMRO Bank N.V.) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2011, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto, executed on November 24, 2011 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2011, previously filed with the Commission and incorporated herein by reference).

21	—	Subsidiaries of the Company.

23	—	Consent of BDO USA, LLP.

24	—	Power of Attorney (see signature page of this Report).

31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

32.1	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

32.2	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

101.INS	—	XBRL Instance Document (filed electronically herewith)

101.SCH	—	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE	—	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)

101.DEF	—	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)

*	Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

Report of Independent Registered Public Accounting Firm

Interface, Inc. and Subsidiaries

Atlanta, Georgia

The audits referred to in our report dated February 29, 2012 relating to the consolidated financial statements of Interface, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Atlanta, Georgia

February 29, 2012

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	September 30,	September 30,	September 30,	September 30,	September 30,
	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
January 1, 2012	$9,631	$1,454	$—	$2,165	$8,920
January 2, 2011	12,288	1,318	—	3,975	9,631
January 3, 2010	11,144	2,719	—	1,575	12,288

(A)	Includes changes in foreign currency exchange rates.

(B)	Write off of bad debt, and recovering of previously provided for amounts.

	September 30,	September 30,	September 30,	September 30,	September 30,
	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS (B)	COLUMN D DEDUCTIONS (DESCRIBE) (C)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year Ended:
January 1, 2012	$521	$6,053	$776	$1,544	$4,254
January 2, 2011	1,953	3,004	—	4,436	521
January 3, 2010	6,952	7,627	508	12,118	1,953

(A)	Includes changes in foreign currency exchange rates.

(B)	Reduction of asset carrying value.

(C)	Cash payments.

	September 30,	September 30,	September 30,	September 30,	September 30,
	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Reserves for Sales Returns and Allowances:
Year ended:
January 1, 2012	$4,475	$1,887	$—	$2,086	$4,276
January 2, 2011	3,334	3,195	—	2,054	4,475
January 3, 2010	2,737	1,552	—	955	3,334

(A)	Includes changes in foreign currency exchange rates.

(B)	Represents credits issued and adjustments to reflect actual exposure.

	September 30,	September 30,	September 30,	September 30,	September 30,
	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty Reserves:
Year ended:
January 1, 2012	$1,579	$42	$—	$162	$1,459
January 2, 2011	1,349	731	—	501	1,579
January 3, 2010	1,859	35	—	545	1,349

(A)	Includes changes in foreign currency exchange rates.

(B)	Represents costs applied against reserve and adjustments to reflect actual exposure.

	September 30,	September 30,	September 30,	September 30,	September 30,
	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Inventory Reserves:
Year ended:
January 1, 2012	$15,741	$2,259	$—	$3,560	$14,440
January 2, 2011	17,144	2,736	—	4,139	15,741
January 3, 2010	10,885	8,097	—	1,838	17,144

(A)	Includes changes in foreign currency exchange rates.

(B)	Represents costs applied against reserve and adjustments to reflect actual exposure.

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

Date: February 24, 2012		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX

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

Signature	Capacity	Date

/s/ DANIEL T. HENDRIX	Chairman of the Board, President, Chief	February 24, 2012
Daniel T. Hendrix	Executive Officer and Director (Principal
Executive Officer)

/s/ PATRICK C. LYNCH	Senior Vice President and Chief Financial Officer	February 24, 2012
Patrick C. Lynch	(Principal Financial and Accounting Officer)

/s/ EDWARD C. CALLAWAY	Director	February 24, 2012
Edward C. Callaway

/s/ DIANNE DILLON-RIDGLEY	Director	February 24, 2012
Dianne Dillon-Ridgley

/s/ CARL I. GABLE	Director	February 24, 2012
Carl I. Gable

/s/ JUNE M. HENTON	Director	February 24, 2012
June M. Henton

/s/ CHRISTOPHER G. KENNEDY	Director	February 24, 2012
Christopher G. Kennedy

/s/ K. DAVID KOHLER	Director	February 24, 2012
K. David Kohler

/s/ JAMES B. MILLER, JR.	Director	February 24, 2012
James B. Miller, Jr.

/s/ HAROLD M. PAISNER	Director	February 24, 2012
Harold M. Paisner

EXHIBIT INDEX

Exhibit Number

21	Subsidiaries of the Company.

23	Consent of BDO USA, LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

101.INS	XBRL Instance Document (filed electronically herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)

101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)