Form 10-Q
period 2012-04-01
INTERFACE INC
filed 2012-05-10
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 1, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of each of the registrant’s classes of common stock at May 6, 2012:

Class	Number of Shares
Common Stock, $.10 par value per share	65,961,892

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	APRIL 1, 2012	JANUARY 1, 2012
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	63,083	50,635
Accounts Receivable, net	126,649	156,170
Inventories	171,902	166,073
Prepaid Expenses and Other Current Assets	27,663	23,407
Deferred Income Taxes	12,336	9,699

TOTAL CURRENT ASSETS	401,633	405,984
PROPERTY AND EQUIPMENT, less accumulated depreciation	196,845	190,119
DEFERRED TAX ASSET	49,027	47,290
GOODWILL	76,497	74,557
OTHER ASSETS	55,768	54,322

TOTAL ASSETS	779,770	772,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	50,618	55,289
Accrued Expenses	104,277	93,884

TOTAL CURRENT LIABILITIES	154,895	149,173
SENIOR NOTES	283,050	283,030
SENIOR SUBORDINATED NOTES	11,477	11,477
DEFERRED INCOME TAXES	8,734	8,391
OTHER	38,346	39,162

TOTAL LIABILITIES	496,502	491,233
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred Stock	—	—
Common Stock	6,594	6,548
Additional Paid-In Capital	363,841	361,400
Accumulated Deficit	(24,005)	(16,764)
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	(26,009)	(33,883)
Accumulated Other Comprehensive Income – Pension Liability	(37,153)	(36,262)

TOTAL SHAREHOLDERS’ EQUITY	283,268	281,039

	779,770	772,272

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	APRIL 1, 2012	APRIL 3, 2011
NET SALES	$232,760	$245,402
Cost of Sales	156,557	158,474

GROSS PROFIT ON SALES	76,203	86,928
Selling, General and Administrative Expenses	59,368	65,400
Restructuring and Asset Impairment Charge	16,316	—

OPERATING INCOME	519	21,528
Interest Expense	6,653	6,656
Other Expense (Income)	437	(122)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(6,571)	14,994
Income Tax Expense (Benefit)	(637)	5,170

NET INCOME (LOSS)	$(5,934)	$9,824

Earnings (Loss) Per Share– Basic	$(0.09)	$0.15

Earnings (Loss) Per Share– Diluted	$(0.09)	$0.15

Common Shares Outstanding – Basic	63,443	64,822
Common Shares Outstanding – Diluted	63,443	65,190

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 1, 2012	APRIL 3, 2011
Net Income (Loss)	$(5,934)	$9,824
Other Comprehensive Income, Foreign Currency Translation
Adjustment and Pension Liability Adjustment	6,983	8,266

Comprehensive Income	$1,049	$18,090

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 1, 2012	APRIL 3, 2011
OPERATING ACTIVITIES:
Net income (loss)	$(5,934)	$9,824
Adjustments to reconcile income to cash provided by (used in) operating activities:
Depreciation and amortization	6,246	5,321
Stock compensation amortization expense	1,298	7,261
Deferred income taxes and other	(3,276)	766
Working capital changes:
Accounts receivable	31,890	6,583
Inventories	(3,766)	(20,295)
Prepaid expenses	(4,263)	(5,404)
Accounts payable and accrued expenses	2,131	(22,260)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,326	(18,204)

INVESTING ACTIVITIES:
Capital expenditures	(10,354)	(10,307)
Other	(1,035)	(1,450)

CASH USED IN INVESTING ACTIVITIES	(11,389)	(11,757)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	131	1,468
Dividends paid	(1,307)	(1,299)
Other	—	(107)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	(1,176)	62

Net cash provided by (used in) operating, investing and financing activities	11,761	(29,899)
Effect of exchange rate changes on cash	687	348

CASH AND CASH EQUIVALENTS:
Net change during the period	12,448	(29,551)
Balance at beginning of period	50,635	69,236

Balance at end of period	$63,083	$39,685

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended January 1, 2012, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 1, 2012 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

As described below in Note 9, the Company has sold its Fabrics Group business segment. The results of operations and related disposal costs, gains and losses for this business are classified as discontinued operations, where applicable.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	April 1, 2012	January 1, 2012
	(In thousands)
Finished Goods	$101,993	$98,894
Work in Process	19,267	17,606
Raw Materials	50,642	49,573

	$171,902	$166,073

NOTE 3 – EARNINGS PER SHARE

The Company computes basic earnings per share (“EPS”) by dividing net income (loss), by the weighted-average common shares outstanding, including participating securities outstanding, during the period as discussed below. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings.

The Company includes all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations when the inclusion of these shares would be dilutive. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock. As a result, the Company includes all outstanding restricted stock awards in the calculation of basic and diluted EPS when the Company is in an income position. Distributed earnings include common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed. The following tables show distributed and undistributed earnings:

	Three Months Ended
	April 1, 2012	April 3, 2011
Earnings Per Share
Basic Earnings (Loss) Per Share Attributable to Common Stockholders:
Distributed Earnings	$(0.02)	$0.02
Undistributed Earnings	(0.07)	0.13

Total	$(0.09)	$0.15

Diluted Earnings (Loss) Per Share Attributable to Common Stockholders:
Distributed Earnings	$(0.02)	$0.02
Undistributed Earnings	(0.07)	0.13

Total	$(0.09)	$0.15

The following table presents net income (loss) that was attributable to participating securities.

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In millions)
Net Income (Loss)	—	0.2

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Weighted Average Shares Outstanding	63,443	63,246
Participating Securities	—	1,576

Shares for Basic Earnings Per Share	63,443	64,822
Dilutive Effect of Stock Options	—	368

Shares for Diluted Earnings Per Share	63,443	65,190

For the three months ended April 1, 2012 and April 3, 2011, options to purchase 535,000 shares and 219,000 shares of common stock, respectively, were not included in the computation of diluted EPS as their impact would be anti-dilutive. For the three months ended April 1, 2012, 2,009,000 shares of participating securities were excluded from the computation of EPS as their impact would be anti-dilutive.

NOTE 4 – SEGMENT INFORMATION

Based on the quantitative thresholds specified in applicable accounting standards, the Company has determined that it has two reportable segments: (1) the Modular Carpet segment, which includes its InterfaceFLOR, Heuga and FLOR modular carpet businesses, and (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses. In 2007, the Company sold its former Fabrics Group business segment (see Note 9 for further information). Accordingly, the Company has included the operations of the former Fabrics Group segment in discontinued operations, where applicable.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012, as filed with the Commission. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net sales, where intercompany sales have been eliminated. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. Assets not identifiable to any individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Three Months Ended April 1, 2012
Net sales	$210,016	$22,744	$232,760
Depreciation and amortization	6,361	537	6,898
Operating income (loss)	1,052	(564)	488
Three Months Ended April 3, 2011
Net sales	$219,280	$26,122	$245,402
Depreciation and amortization	8,103	558	8,661
Operating income (loss)	25,334	(157)	25,177

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$6,898	$8,661
Corporate depreciation and amortization	646	3,921

Reported depreciation and amortization	$7,544	$12,582

OPERATING INCOME
Total segment operating income	$488	$25,177
Corporate expenses and other reconciling amounts	31	(3,649)

Reported operating income	$519	$21,528

	April 1, 2012	January 1, 2012
	(In thousands)
ASSETS
Total segment assets	$654,177	$658,190
Corporate assets and eliminations	125,593	114,082

Reported total assets	$779,770	$772,272

NOTE 5 – LONG-TERM DEBT

7 5/8% Senior Notes

As of both April 1, 2012, and April 3, 2011, the Company had outstanding $275 million in 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”). The estimated fair value of the 7 5/8% Senior Notes as of April 1, 2012, and April 3, 2011, based on then current market prices, was $296.7 million and $291.5 million, respectively.

11 3/8% Senior Secured Notes

As of April 1, 2012, and April 3, 2011, the Company had outstanding $8.0 million in 11 3/8% Senior Secured Notes due 2013 (the “11 3/8% Senior Secured Notes”). The estimated fair value of the 11 3/8% Senior Secured Notes as of both April 1, 2012, and April 3, 2011, based on then current market prices, was $8.1 million.

9.5% Senior Subordinated Notes

As of both April 1, 2012 and April 3, 2011, the Company had outstanding $11.5 million in 9.5% Senior Subordinated Notes due 2014 (the “9.5% Senior Subordinated Notes”). The estimated fair value of the 9.5% Senior Subordinated Notes as of both April 1, 2012 and April 3, 2011, based on then current market prices, was $11.5 million. On April 9, 2012, subsequent to the end of the first quarter of 2012, the Company redeemed all of the outstanding 9.5% Senior Subordinated Notes at a price equal to 100% of the principal amount of the notes, plus accrued interest through the redemption date.

Credit Facilities

The Company maintains a domestic revolving credit agreement (the “Facility”) that provides a maximum aggregate amount of $100 million of loans and letters of credit available to us at any one time (subject to a borrowing base) with an option for us to increase that maximum aggregate amount to $150 million (upon the satisfaction of certain conditions, and subject to a borrowing base). The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future. As of April 1, 2012, there were zero borrowings and $4.1 million in letters of credit outstanding under the Facility. As of April 1, 2012, the Company could have incurred $69.7 million of additional borrowings under the Facility.

Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with The Royal Bank of Scotland N.V. (“RBS”). Under this Credit Agreement, RBS provides a credit facility, until further notice, for borrowings and bank guarantees of €20 million. As of April 1, 2012, there were no borrowings outstanding under this facility, and the Company could have incurred €20 million (approximately $26.6 million) of additional borrowings under the facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $18.9 million of lines of credit available. As of April 1, 2012 there were no borrowings outstanding under these lines of credit.

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

During the first three months of 2012 and 2011, the Company recognized stock option compensation costs of $0.2 million and $0.3 million, respectively. The remaining unrecognized compensation cost related to unvested awards at April 1, 2012, approximated $0.4 million, and the weighted average period of time over which this cost will be recognized is approximately one and one-half years.

There were no stock options granted during the first three months of fiscal 2012 or 2011. The following table summarizes stock options outstanding as of April 1, 2012, as well as activity during the three months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	592,500	$9.12
Granted	—	—
Exercised	23,500	5.59
Forfeited or canceled	34,000	11.72

Outstanding at April 1, 2012	535,000	$8.85

Exercisable at April 1, 2012	419,200	$7.80

At April 1, 2012, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $2.7 million and $2.6 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first three months of 2012 and 2011 are provided in the following table:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Proceeds from stock options exercised	$131	$1,468
Intrinsic value of stock options exercised	$179	$2,744

The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

Restricted Stock Awards

During the three months ended April 1, 2012 and April 3, 2011, the Company granted restricted stock awards for 557,500 and 468,000 shares of common stock. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a two to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $1.3 million and $7.3 million for the three months ended April 1, 2012, and April 3, 2011, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of April 1, 2012, and during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,749,000	$15.08
Granted	557,500	13.25
Vested	241,500	13.20
Forfeited or canceled	56,000	15.11

Outstanding at April 1, 2012	2,009,000	$14.80

As of April 1, 2012, the unrecognized total compensation cost related to unvested restricted stock was $15.7 million. That cost is expected to be recognized by the end of 2015.

During the quarters ended April 1, 2012 and April 3, 2011, the Company recognized tax benefits of $0.2 million and $1.8 million, respectively, with regard to restricted stock.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended April 1, 2012, and April 3, 2011, respectively:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	April 1, 2012	April 3, 2011
	(In thousands)
Service cost	$116	$71
Interest cost	2,544	2,838
Expected return on assets	(2,821)	(2,934)
Amortization of prior service costs	13	21
Recognized net actuarial (gains)/losses	229	150

Net periodic benefit cost	$81	$146

	Three Months Ended
Salary Continuation Plan (SCP)	April 1, 2012	April 3, 2011
	(In thousands)
Service cost	$113	$98
Interest cost	254	284
Amortization of transition obligation	—	55
Amortization of prior service cost	12	12
Amortization of (gain)/loss	67	93

Net periodic benefit cost	$446	$542

NOTE 8 – RESTRUCTURING CHARGES

2012 Restructuring Charge

In March of 2012, the Company committed to a new restructuring plan in its continuing efforts to reduce costs across its worldwide operations and more closely align its operations with reduced demand levels in certain markets. The plan primarily consists of ceasing manufacturing and warehousing operations at its facility in Shelf, England. In connection with this restructuring plan, the Company incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million. The expected charge is comprised of employee severance expenses of $5.4 million, other related exit costs of $1.6 million, and a charge for impairment of assets of approximately $9.3 million. Approximately $7 million of the charge will result in future cash expenditures, primarily severance expense. The restructuring plan is expected to be substantially completed in the second quarter of 2012.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2012	Balance at April 1, 2012
	(In thousands)
Workforce Reduction	5,356	377	4,979
Fixed Asset Impairment	9,364	9,364	—
Other Related Exit Costs	1,596	—	1,596

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)
Total amounts expected to be incurred	$16,316	$—	$—	$16,316
Cumulative amounts incurred to date	9,741	—	—	9,741
Total amounts incurred in the three-month period ended April 1, 2012	9,741	—	—	9,741

2011 Restructuring Charge

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

A summary of these restructuring activities is presented below:

	Restructuring Charge	Costs Incurred in 2011	Costs Incurred in 2012	Balance at April 1, 2012
	(In thousands)
Workforce Reduction	5,401	1,147	2,202	2,052
Fixed Asset Impairment	776	776	—	—

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)
Total amounts expected to be incurred	$5,755	$422	$—	$6,177
Cumulative amounts incurred to date	3,786	339	—	4,125
Total amounts incurred in 2012	2,143	59	—	2,202

NOTE 9 – DISCONTINUED OPERATIONS

In 2007, the Company sold its Fabrics Group business segment. All activity related to this business has been included in discontinued operations, where applicable. Assets and liabilities of this business segment have been reported in assets and liabilities held for sale, where applicable.

Discontinued operations had no net sales and no net income or loss in either of the three-month periods ended April 1, 2012 and April 3, 2011.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $0.8 million and $0.9 million for the three month periods ended April 1, 2012, and April 3, 2011, respectively. Income tax payments amounted to $3.0 million and $5.4 million for the three month periods ended April 1, 2012, and April 3, 2011, respectively.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 12 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first three months of 2012, the Company increased its liability for unrecognized tax benefits by $0.2 million. As of April 1, 2012, the Company had accrued approximately $7.9 million for unrecognized tax benefits.

NOTE 13 – SHARE CONVERSION

On March 5, 2012, the number of issued and outstanding shares of Class B Common Stock constituted less than 10% of the aggregate number of issued and outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (that is, on that date, 6,459,556 shares of an aggregate of 65,372,375 shares), as the cumulative result of varied transactions that caused the conversion of shares of Class B Common Stock into shares of Class A Common Stock. Accordingly, in accordance with the respective terms for the Class B Common Stock and the Class A Common Stock in Article V of the Company’s Articles of Incorporation (the “Articles”), the Class A Common Stock and Class B Common Stock are now, irrevocably from March 5, 2012, a single class of Common Stock in all respects, with no distinction whatsoever between the voting rights or any other rights and privileges of the holders of Class A Common Stock and the holders of Class B Common Stock. The Company intends to eliminate future uses of (or references to) the terms “Class A” and “Class B” in connection with the Common Stock, except for historical purposes or to facilitate transition by certain stock listing or administrative services organizations who are accustomed to the old designations for the Common Stock

NOTE 14 – SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 1, 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$142,784	$120,655	$—	$(30,679)	$232,760
Cost of sales	106,343	80,893	—	(30,679)	156,557

Gross profit on sales	36,441	39,762	—	—	76,203
Selling, general and administrative expenses	26,819	27,605	4,944	—	59,368
Restructuring and asset impairment	1,143	15,173	—	—	16,316

Operating income (loss)	8,479	(3,016)	(4,944)	—	519
Interest/Other expense	7,235	3,733	(3,878)	—	7,090

Income (loss) before taxes on income and equity in income of subsidiaries	1,244	(6,749)	(1,066)	—	(6,571)
Income tax (benefit) expense	121	(655)	(103)	—	(637)
Equity in income (loss) of subsidiaries	—	—	(4,971)	4,971	—

Net income (loss)	$1,123	$(6,094)	$(5,934)	$4,971	$(5,934)

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 1, 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,210	$37,652	$23,221	$—	$63,083
Accounts receivable	50,728	75,356	565	—	126,649
Inventories	93,243	78,659	—	—	171,902
Prepaids and deferred income taxes	10,735	19,812	9,452	—	39,999

Total current assets	156,916	211,479	33,238	—	401,633
Property and equipment less accumulated depreciation	82,631	110,385	3,829	—	196,845
Investment in subsidiaries	278,561	185,088	118,132	(581,781)	—
Goodwill	6,954	69,543	—	—	76,497
Other assets	5,691	10,952	88,152	—	104,795

	$530,753	$587,447	$243,351	$(581,781)	$779,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$35,563	$91,973	$27,359	$—	$154,895
Senior notes and senior subordinated notes	—	—	294,527	—	294,527
Deferred income taxes	188	11,413	(2,867)	—	8,734
Other	8,514	1,902	27,930	—	38,346

Total liabilities	44,265	105,288	346,949	—	496,502
Redeemable preferred stock	—	—	—	—	—
Common stock	94,145	102,199	6,594	(196,344)	6,594
Additional paid-in capital	249,302	12,525	363,841	(261,827)	363,841
Retained earnings (deficit)	144,740	419,616	(464,751)	(123,610)	(24,005)
AOCI - Foreign currency translation adjustment	(1,699)	(17,507)	(6,803)	—	(26,009)
AOCI - Pension liability	—	(34,674)	(2,479)	—	(37,153)

	$530,753	$587,447	$243,351	$(581,781)	$779,770

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS

ENDED APRIL 1, 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net cash provided by (used for) operating activities	$7,438	$(609)	$14,460	$3,037	$24,326

Cash flows from investing activities:
Purchase of plant and equipment	(3,447)	(6,905)	(2)	—	(10,354)
Other	338	(2)	(1,371)	—	(1,035)

Net cash used for investing activities	(3,109)	(6,907)	(1,373)	—	(11,389)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	131	—	131
Other	(3,220)	8,607	(2,350)	(3,037)	—
Dividends paid	—	—	(1,307)	—	(1,307)

Net cash provided by (used for) financing activities	(3,220)	8,607	(3,526)	(3,037)	(1,176)
Effect of exchange rate change on cash	—	687	—	—	687

Net increase in cash	1,109	1,778	9,561	—	12,448
Cash at beginning of period	1,101	35,874	13,660	—	50,635

Cash at end of period	$2,210	$37,652	$23,221	$—	$63,083

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, April 1, 2012, and the comparable period of 2011 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

2012 Restructuring Charge

In March of 2012, we committed to a new restructuring plan in our continuing efforts to reduce costs across our worldwide operations and more closely align our operations with reduced demand levels in certain markets. The plan primarily consists of ceasing manufacturing and warehousing operations at our facility in Shelf, England. In connection with this restructuring plan, we incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million. The expected charge is comprised of employee severance expenses of $5.4 million, other related exit costs of $1.6 million, and a charge for impairment of assets of approximately $9.3 million. Approximately $7 million of the charge will result in future cash expenditures, primarily severance expense. The restructuring plan is expected to be substantially completed in the second quarter of 2012, and is expected to yield annualized cost savings of approximately $9 million.

2011 Restructuring Charge

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

Discontinued Operations

In 2007, we sold our Fabrics Group business segment. In accordance with applicable accounting standards, we have reported the results of operations for the former Fabrics Group business segment as “discontinued operations,” where applicable.

Our discontinued operations had no net sales and no net income or loss in either of the three-month periods ended April 1, 2012 and April 3, 2011.

General

During the quarter ended April 1, 2012, we had net sales of $232.8 million, compared with net sales of $245.4 million in the first quarter last year. Fluctuations in currency exchange rates negatively impacted 2012 first quarter sales by 1% (approximately $3 million), compared with the prior year period.

During the first quarter of 2012, including the $16.3 million restructuring charge described above, we had a net loss of $5.9 million, or $0.09 per share, compared with net income of $9.8 million, or $0.15 per share, in the first quarter last year.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended April 1, 2012, and April 3, 2011, respectively:

	Three Months Ended
	April 1, 2012	April 3, 2011
Net sales	100.0%	100.0%
Cost of sales	67.3	64.6

Gross profit on sales	32.7	35.4
Selling, general and administrative expenses	25.5	26.7
Restructuring charge	7.0	—

Operating income	0.2	8.8
Interest/Other expense	3.0	2.7

Income (loss) before tax expense	(2.8)	6.1
Income tax expense (benefit)	(0.3)	2.1

Net income (loss)	(2.5)	4.0

Below we provide information regarding net sales for each of our operating segments, and analyze those results for the three-month periods ended April 1, 2012, and April 3, 2011, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month periods ended April 1, 2012, and April 3, 2011, respectively:

	Three Months Ended		Percentage Change
Net Sales By Segment	04/01/12	04/03/11
	(In thousands)
Modular Carpet	$210,016	$219,280	(4.2%)
Bentley Prince Street	22,744	26,122	(12.9%)

Total	$232,760	$245,402	(5.2%)

Modular Carpet Segment. For the quarter ended April 1, 2012, net sales for the Modular Carpet segment decreased $9.3 million (4.2%) versus the comparable period in 2011. On a geographic basic, in the Americas, sales were essentially level with the prior year period. Europe sales declined slightly in U.S. Dollars (down 3%) but were up 2% in local currencies. Asia-Pacific sales declined 17%. In the Americas, the corporate office market segment remained even versus the first quarter of 2011. The largest gaining segment in the Americas was residential (up 52%), largely due to the continued roll-out of our FLOR retail stores. In addition, the hospitality segment in the Americas experienced an increase of 40%. These increases were offset by declines in the government (down 20%) and healthcare (down 12%) market segments. In Europe, sales were down in all segments except for corporate office (up 3% in U.S. Dollars, 8% in local currency). The government segment in Europe experienced the greatest decline in sales (down 23% in U.S. dollars, 19% in local currencies). In Asia-Pacific, we experienced declines in all commercial market segments. The largest sales decline in Asia-Pacific was seen in the education market segment (down 63%) due to the curtailment of government stimulus programs that had been in place in 2011, particularly in Australia.

Bentley Prince Street. For the quarter ended April 1, 2012, net sales for this segment decreased $3.4 million (12.9%) versus the comparable period in 2011. This decrease was led by a decline in the corporate office market of 13%, primarily due to the premium nature of Bentley Prince Street’s products vis-à-vis the uncertain macroeconomic environment. The government market segment (down 34%) as well as the hospitality market segment (down 47%) also contributed to the sales decline. These declines were somewhat offset by gains in the healthcare (up 21%) and education (up 7%) market segments.

Cost and Expenses

Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month periods ended April 1, 2012, and April 3, 2011, respectively:

	Three Months Ended		Percentage Change
Cost and Expenses	04/01/12	04/03/11
	(In thousands)
Cost of sales	$156,557	$158,474	(1.2%)
Selling, general and administrative expenses	59,368	65,400	(9.2%)

Total	$215,925	$223,874	(3.6%)

For the quarter ended April 1, 2012, our costs of sales decreased by $1.9 million (1.2%) versus the comparable period in the prior year. Currency negatively impacted cost of sales by approximately $2 million (1%) in the 2012 first quarter. Given this currency impact, the cost of sales in the first quarter of 2012 is essentially level with that of the 2011 first quarter. On a percentage of sales basis, however, cost of sales increased to 67.3% in the first three months of 2012 versus 64.6% in the corresponding period of 2011. The increase was due to (1) a 5-6% increase in raw materials prices for the first quarter of 2012 versus that of 2011, as well as (2) lower absorption of fixed manufacturing costs associated with lower production volumes. We expect improvement in costs of sales on a percentage of sales basis as the benefits of our recent restructuring actions (discussed above) are realized.

For the quarter ended April 1, 2012, our selling, general, and administrative expenses decreased $6.0 million (9.2%) versus the comparable period in 2011. Fluctuations in currency exchange rates accounted for approximately $1.0 million (1%) of the decline. The primary components of this decrease were (1) a $4.3 million reduction in administrative costs due to the lower levels of non-cash incentive compensation in the first three months of 2012 versus 2011 as well as the realization of savings from our 2011 restructuring actions (discussed above), and (2) a $0.5 million reduction in marketing costs. Due to these reductions, as a percentage of net sales, selling, general and administrative expenses improved to 25.5% for the first three months of 2012 versus 26.7% in the corresponding period of 2011.

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and Administrative Expenses (Combined)	Three Months Ended		Percentage Change
	04/01/12	04/03/11
	(In thousands)
Modular Carpet	$192,617	$193,395	(0.4%)
Bentley Prince Street	23,308	26,279	(11.3%)
Corporate Expenses and Eliminations	—	4,200	(100.0%)

Total	$215,925	$223,874	(3.6%)

Interest Expense

For the three-month period ended April 1, 2012, interest expense remained level with the three-month period ended April 3, 2011 at $6.7 million. There were no significant changes in borrowings between the first quarter of 2012 and 2011.

Liquidity and Capital Resources

General

At April 1, 2012, we had $63.1 million in cash. At that date, we had no borrowings and $4.1 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility. As of April 1, 2012, we could have incurred $69.7 million of additional borrowings under our domestic revolving credit facility, and €20 million (approximately $26.6 million) of additional borrowings under our European credit facility. In addition, we could have incurred an additional $18.9 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the three months ended April 1, 2012 were (1) $31.9 million due to a reduction of accounts receivable, and (2) $2.1 million due to an increase of accounts payable and accruals. Our primary uses of cash during this period were (1) $10.4 million for capital expenditures, (2) $4.3 million for increases in prepaids and other current assets, and (3) $3.8 million due to increased inventory levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, under Item 7A of that Form 10-K. Our discussion here focuses on the quarter ended April 1, 2012, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At April 1, 2012, we recognized a $7.9 million increase in our foreign currency translation adjustment account compared to January 1, 2012, primarily because of the weakening of the U.S dollar against certain foreign currencies.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at April 1, 2012. The values that result from these computations are compared with the market values of these financial instruments at April 1, 2012. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of April 1, 2012, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would experience a net decrease of approximately $16.5 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $31.5 million.

As of April 1, 2012, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.8 million or an increase in the fair value of our financial instruments of $8.0 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

The specific risk factor under the heading “The estate of our former Chairman currently has sufficient voting power to elect a majority of our Board of Directors,” set forth in Part I, Item IA in our Annual Report on Form 10-K for fiscal year 2011, is no longer applicable. For a discussion of risk factors, see that Item in our 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended April 1, 2012:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4)
January 2 – January 31, 2012	15,490	$11.54	—	—
February 1 – February 29, 2012	44,774	$12.61	—	—
March 1 – March 31, 2012	—	—	—	—
April 1, 2012	—	—	—	—

Total	60,264	$12.33	—	—

(1)	The monthly periods identified above correspond to the Company’s fiscal first quarter of 2012, which commenced January 2, 2012 and ended April 1, 2012.
(2)

The referenced shares were acquired by the Company from certain of our employees to satisfy income tax withholding obligations in connection with the vesting, in January and February 2012, of certain previous grants of restricted stock shares.

(3)

The referenced price paid per share represents the fair market value of all shares acquired from employees on the date the shares vested, which is equal to the closing price of the Company’s Class A Common stock on the NASDAQ stock exchange on the day preceding the vesting date. The total represents the weighted average price paid per share.

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

INTERFACE, INC.

Date: May 10, 2012	By:	/s/ Patrick C. Lynch
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