Form 10-Q
period 2012-07-01
INTERFACE INC
filed 2012-08-09
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 1, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of each of the registrant’s classes of common stock at August 1, 2012:

Class	Number of Shares
Common Stock, $.10 par value per share	65,967,061

INTERFACE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JULY 1, 2012	JANUARY 1, 2012
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$36,878	$50,635
Accounts Receivable, net	141,132	156,170
Inventories	173,684	166,073
Prepaid Expenses and Other Current Assets	25,578	23,407
Deferred Income Taxes	10,442	9,699

TOTAL CURRENT ASSETS	387,714	405,984
PROPERTY AND EQUIPMENT, less accumulated depreciation	190,652	190,119
DEFERRED TAX ASSET	46,419	47,290
GOODWILL	72,132	74,557
OTHER ASSETS	54,653	54,322

TOTAL ASSETS	$751,570	$772,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$56,891	$55,289
Accrued Expenses	85,072	93,884

TOTAL CURRENT LIABILITIES	141,963	149,173
SENIOR NOTES	283,070	283,030
SENIOR SUBORDINATED NOTES	—	11,477
DEFERRED INCOME TAXES	8,485	8,391
OTHER	37,188	39,162

TOTAL LIABILITIES	470,706	491,233
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred Stock	—	—
Common Stock	6,596	6,548
Additional Paid-In Capital	364,376	361,400
Retained Earnings (Deficit)	(15,067)	(16,764)
Accumulated Other Comprehensive Loss – Foreign Currency Translation Adjustment	(38,745)	(33,883)
Accumulated Other Comprehensive Loss – Pension Liability	(36,296)	(36,262)

TOTAL SHAREHOLDERS’ EQUITY	280,864	281,039

	$751,570	$772,272

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 1, 2012	JULY 3, 2011	JULY 1, 2012	JULY 3, 2011
NET SALES	$254,607	$267,640	$487,367	$513,042
Cost of Sales	170,012	172,865	326,569	331,339

GROSS PROFIT ON SALES	84,595	94,775	160,798	181,703
Selling, General and Administrative Expenses	62,562	68,638	121,930	134,038
Restructuring and Asset Impairment Charge	—	—	16,316	—

OPERATING INCOME	22,033	26,137	22,552	47,665
Interest Expense	6,139	6,783	12,792	13,439
Other Expense	274	171	711	49

INCOME BEFORE INCOME TAX EXPENSE	15,620	19,183	9,049	34,177
Income Tax Expense	5,362	6,369	4,725	11,539

NET INCOME	$10,258	$12,814	$4,324	$22,638

Earnings Per Share – Basic	$0.16	$0.20	$0.07	$0.35

Earnings Per Share – Diluted	$0.16	$0.20	$0.07	$0.35

Common Shares Outstanding – Basic	65,952	65,398	65,701	65,108
Common Shares Outstanding – Diluted	66,128	65,677	65,868	65,363

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 1, 2012	JULY 3, 2011	JULY 1, 2012	JULY 3, 2011
Net Income	$10,258	$12,814	$4,324	$22,638
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment and Pension Liability Adjustment	(11,879)	4,092	(4,896)	12,358

Comprehensive Income (Loss)	$(1,621)	$16,906	$(572)	$34,996

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JULY 1, 2012	JULY 3, 2011
OPERATING ACTIVITIES:
Net Income	$4,324	$22,638
Adjustments to Reconcile Net Income to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	12,650	13,112
Stock Compensation Amortization Expense	2,164	8,120
Deferred Income Taxes and Other	(2,356)	3,276
Working Capital Changes:
Accounts Receivable	14,751	(7,995)
Inventories	(9,606)	(30,010)
Prepaid Expenses and Other Current Assets	(2,524)	(4,083)
Accounts Payable and Accrued Expenses	4,026	(26,442)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	23,429	(21,384)

INVESTING ACTIVITIES:
Capital Expenditures	(21,747)	(18,814)
Other	(1,137)	(1,995)

CASH USED IN INVESTING ACTIVITIES:	(22,884)	(20,809)

FINANCING ACTIVITIES:
Repurchase of Senior Subordinated Notes	(11,477)	—
Other	—	(505)
Proceeds from Issuance of Common Stock	131	2,579
Dividends Paid	(2,627)	(2,612)

CASH USED IN FINANCING ACTIVITIES:	(13,973)	(538)

Net Cash Used in Operating, Investing and Financing Activities	(13,428)	(42,731)
Effect of Exchange Rate Changes on Cash	(329)	794

CASH AND CASH EQUIVALENTS:
Net Change During the Period	(13,757)	(41,937)
Balance at Beginning of Period	50,635	69,236

Balance at End of Period	$36,878	$27,299

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

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 1, 2012, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

As described below in Note 9, the Company has sold its Fabrics Group business segment. The results of operations and related disposal costs, gains and losses for this business are classified as discontinued operations, where applicable.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	July 1, 2012	January 1, 2012
	(In thousands)
Finished Goods	$101,867	$98,894
Work in Process	21,201	17,606
Raw Materials	50,616	49,573

	$173,684	$166,073

NOTE 3 – EARNINGS PER SHARE

The Company computes basic earnings per share (“EPS”) by dividing net income by the weighted average common shares outstanding, including participating securities outstanding, during the period as discussed below. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings.

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

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Earnings Per Share
Basic Earnings Per Share:
Distributed Earnings	$0.02	$0.02	$0.04	$0.04
Undistributed Earnings	0.14	0.18	0.03	0.31

Total	$0.16	$0.20	$0.07	$0.35

Diluted Earnings Per Share:
Distributed Earnings	$0.02	$0.02	$0.04	$0.04
Undistributed Earnings	0.14	0.18	0.03	0.31

Total	$0.16	$0.20	$0.07	$0.35

The following tables present net income that was attributable to participating securities:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
		(In millions)
Net Income	$0.3	$0.3	$0.1	$0.6

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
		(In thousands)
Weighted Average Shares Outstanding	63,927	63,623	63,676	63,333
Participating Securities	2,025	1,775	2,025	1,775

Shares for Basic Earnings Per Share	65,952	65,398	65,701	65,108
Dilutive Effect of Stock Options	176	279	167	255

Shares for Diluted Earnings Per Share	66,128	65,677	65,868	65,363

For the three-month periods ended July 1, 2012, and July 3, 2011, options to purchase 274,000 and 20,000 shares of common stock, respectively, were not included in the computation of diluted EPS as their impact would be anti-dilutive. For the six-month periods ended July 1, 2012, and July 3, 2011, options to purchase 274,000 and 20,000 shares of common stock, respectively, were not included in the computation of diluted EPS as their impact would be anti-dilutive.

NOTE 4 – SEGMENT INFORMATION

Based on the quantitative thresholds specified by accounting standards, the Company has determined that it has two reportable segments: (1) the Modular Carpet segment, which includes its Interface, InterfaceFLOR, Heuga and FLOR modular carpet businesses, and (2) the Bentley Prince Street segment, which includes its Bentley Prince Street broadloom, modular carpet and area rug businesses. In 2007, the Company sold its former Fabrics Group business segment (see Note 9 for further information). Accordingly, the Company has included the operations of the former Fabrics Group segment in discontinued operations, where applicable.

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

Segment Disclosures

Summary information by segment follows:

	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Three Months Ended July 1, 2012
Net Sales	$229,546	$25,061	$254,607
Depreciation and Amortization	6,010	562	6,572
Operating Income (Loss)	24,034	(1,232)	22,802
Three Months Ended July 3, 2011
Net Sales	$240,566	$27,074	$267,640
Depreciation and Amortization	6,700	565	7,265
Operating Income	26,937	96	27,033

	Modular Carpet	Bentley Prince Street	Total
	(In thousands)
Six Months Ended July 1, 2012
Net Sales	$439,562	$47,805	$487,367
Depreciation and Amortization	12,371	1,099	13,470
Operating Income (Loss)	25,086	(1,796)	23,290
Six Months Ended July 3, 2011
Net Sales	$459,846	$53,196	$513,042
Depreciation and Amortization	14,803	1,123	15,926
Operating Income (Loss)	52,271	(61)	52,210

A reconciliation of the Company’s total segment operating income, depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)		(In thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$6,572	$7,265	$13,470	$15,926
Corporate depreciation and amortization	698	1,385	1,344	5,306

Reported depreciation and amortization	$7,270	$8,650	$14,814	$21,232

OPERATING INCOME
Total segment operating income	$22,802	$27,033	$23,290	$52,210
Corporate income, expenses and other reconciling amounts	(769)	(896)	(738)	(4,545)

Reported operating income	$22,033	$26,137	$22,552	$47,665

	July 1, 2012	January 1, 2012
	(In thousands)
ASSETS
Total segment assets	$644,061	$658,190
Corporate assets and eliminations	107,509	114,082

Reported total assets	$751,570	$772,272

NOTE 5 – LONG-TERM DEBT

7 5/8% Senior Notes

As of both July 1, 2012, and July 3, 2011, the Company had outstanding $275 million in 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”). The estimated fair value of the 7 5/8% Senior Notes as of July 1, 2012, and July 3, 2011, based on then current market prices, was $292.2 million and $288.1 million, respectively.

11 3/8% Senior Secured Notes

As of July 1, 2012, and July 3, 2011, the Company had outstanding $8.1 million and $8.0 million, respectively, in 11 3/8% Senior Secured Notes due 2013 (the “11 3/8% Senior Secured Notes”). The estimated fair value of the 11 3/8% Senior Secured Notes as of July 1, 2012, and July 3, 2011, based on then current market prices, was $8.8 million and $8.1 million, respectively.

9.5% Senior Subordinated Notes

On April 9, 2012, the Company redeemed all of the remaining $11.5 million of its outstanding 9.5% Senior Subordinated Notes due 2014 at a price equal to 100% of the principal amount of the notes, plus accrued interest through the redemption date.

Credit Facilities

The Company maintains a domestic revolving credit agreement (the “Facility”) that provides a maximum aggregate amount of $100 million of loans and letters of credit available to us at any one time (subject to a borrowing base) with an option for us to increase that maximum aggregate amount to $150 million (upon the satisfaction of certain conditions, and subject to a borrowing base). The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future. As of July 1, 2012, there were zero borrowings and $3.9 million in letters of credit outstanding under the Facility. As of July 1, 2012, the Company could have incurred $84.3 million of additional borrowings under the Facility.

Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with The Royal Bank of Scotland N.V. (“RBS”). Under this Credit Agreement, RBS provides a credit facility, until further notice, for borrowings and bank guarantees of €20 million. As of July 1, 2012, there were no borrowings outstanding under this facility, and the Company could have incurred €20 million (approximately $24.9 million) of additional borrowings under the facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $18.5 million of lines of credit available. As of July 1, 2012, there were no borrowings outstanding under these lines of credit.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Awards

In accordance with accounting standards, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under accounting standards, the Company is required to select a valuation technique or option pricing model that meets the criteria stated in the standard. The Company uses the Black-Scholes model. Accounting standards require that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its stock compensation expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

During the first six months of 2012 and 2011, the Company recognized stock option compensation costs of $0.4 million and $0.6 million, respectively. In the second quarters of 2012 and 2011, the Company recognized stock option compensation costs of $0.2 million and $0.3 million, respectively. The remaining unrecognized compensation cost related to unvested awards at July 1, 2012, approximated $0.2 million, and the weighted average period of time over which this cost will be recognized is approximately one year.

The following table summarizes stock options outstanding as of July 1, 2012, as well as activity during the six months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	592,500	$9.12
Granted	—	—
Exercised	23,500	$5.59
Forfeited or canceled	34,000	$11.72

Outstanding at July 1, 2012	535,000	$8.85

Exercisable at July 1, 2012	419,200	$7.80

At July 1, 2012, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $2.6 million and $2.5 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first six months of fiscal years 2012 and 2011 are provided in the table below. The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

	Six Months Ended
	July 1, 2012	July 3, 2011
	(In thousands)
Proceeds from stock options exercised	$131	$2,579
Intrinsic value of stock options exercised	179	5,819

Restricted Stock Awards

During the six months ended July 1, 2012, and July 3, 2011, the Company granted restricted stock awards for 573,500 and 668,000 shares, respectively, of common stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $2.2 million and $8.1 million for the six months ended July 1, 2012, and July 3, 2011, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of July 1, 2012, and during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,749,000	$15.08
Granted	573,500	13.25
Vested	241,500	13.20
Forfeited or canceled	56,000	15.11

Outstanding at July 1, 2012	2,025,000	$14.79

As of July 1, 2012, the unrecognized total compensation cost related to unvested restricted stock was approximately $13.9 million. That cost is expected to be recognized by the end of 2015.

For the six months ended July 1, 2012, and July 3, 2011, the Company recognized tax benefits with regard to restricted stock of $0.3 million and $2.1 million, respectively.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended July 1, 2012, and July 3, 2011, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)		(In thousands)
Service cost	$113	$74	$229	$145
Interest cost	2,542	2,932	5,086	5,770
Expected return on assets	(2,817)	(3,041)	(5,638)	(5,975)
Amortization of prior service costs	13	21	26	42
Recognized net actuarial losses	231	155	460	305

Net periodic benefit cost	$82	$141	$163	$287

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)		(In thousands)
Service cost	$113	$98	$226	$196
Interest cost	254	284	507	568
Amortization of transition obligation	—	55	—	110
Amortization of prior service cost	12	12	24	24
Amortization of loss	67	95	134	185

Net periodic benefit cost	$446	$544	$891	$1,083

NOTE 8 – RESTRUCTURING CHARGES

2012 Restructuring Charge

In the first quarter of 2012, the Company committed to a new restructuring plan in its continuing efforts to reduce costs across its worldwide operations and more closely align its operations with reduced demand levels in certain markets. The plan primarily consists of ceasing manufacturing and warehousing operations at its facility in Shelf, England. In connection with this restructuring plan, the Company incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million. The charge is comprised of employee severance expenses of $5.4 million, other related exit costs of $1.6 million, and a charge for impairment of assets of approximately $9.3 million. Approximately $7 million of the charge will result in cash expenditures, primarily severance expense. Actions and expenses related to this plan were substantially completed by the end of the second quarter of 2012.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2012	Balance at July 1, 2012
	(In thousands)
Workforce Reduction	5,356	1,843	3,513
Fixed Asset Impairment	9,364	9,364	—
Other Related Exit Costs	1,596	—	1,596

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)
Total amounts expected to be incurred	$16,316	$—	$—	$16,316
Cumulative amounts incurred to date	11,207	—	—	11,207
Total amounts incurred in 2012	11,207	—	—	11,207

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

A summary of these restructuring activities is presented below:

	Restructuring Charge	Costs Incurred in 2011	Costs Incurred in 2012	Balance at July 1, 2012
	(In thousands)
Workforce Reduction	5,401	1,147	2,572	1,682
Fixed Asset Impairment	776	776	—	—

The table below details these restructuring activities by segment:

	Modular Carpet	Bentley Prince Street	Corporate	Total
	(In thousands)
Total amounts expected to be incurred	$5,755	$422	$—	$6,177
Cumulative amounts incurred to date	4,073	422	—	4,495
Total amounts incurred in 2012	2,430	142	—	2,572

NOTE 9 – DISCONTINUED OPERATIONS

In 2007, the Company sold its Fabrics Group business segment. All activity related to this business has been included in discontinued operations, where applicable. Assets and liabilities of this business segment have been reported in assets and liabilities held for sale, where applicable.

Discontinued operations had no net sales and no net income or loss in either of the three-month or six-month periods ended July 1, 2012 and July 3, 2011.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $12.0 million and $11.2 million for the six months ended July 1, 2012, and July 3, 2011, respectively. Income tax payments amounted to $6.0 million and $11.1 million for the six months ended July 1, 2012, and July 3, 2011, respectively.

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

In June 2011, the FASB amended an accounting standard regarding the presentation of comprehensive income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amended guidance, which must be applied retroactively, was to be effective for interim and annual periods ending after December 31, 2012, with earlier adoption permitted. In December of 2011, the FASB issued an amendment to this statement which defers the requirements of this standard. As this amendment only affects presentation, there is not expected to be any impact on the Company’s consolidated financial statements.

NOTE 12 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first six months of 2012, the Company increased its liability for unrecognized tax benefits by $0.1 million. As of July 1, 2012, the Company had accrued approximately $7.8 million for unrecognized tax benefits.

NOTE 13 – SHARE CONVERSION

On March 5, 2012, the number of issued and outstanding shares of Class B Common Stock constituted less than 10% of the aggregate number of issued and outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (that is, on that date, 6,459,556 shares of an aggregate of 65,372,375 shares), as the cumulative result of varied transactions that caused the conversion of shares of Class B Common Stock into shares of Class A Common Stock. Accordingly, in accordance with the respective terms for the Class B Common Stock and the Class A Common Stock in Article V of the Company’s Articles of Incorporation (the “Articles”), the Class A Common Stock and Class B Common Stock are now, irrevocably from March 5, 2012, a single class of Common Stock in all respects, with no distinction whatsoever between the voting rights or any other rights and privileges of the holders of Class A Common Stock and the holders of Class B Common Stock. The Company intends to eliminate future uses of (or references to) the terms “Class A” and “Class B” in connection with the Common Stock, except for historical purposes or to facilitate transition by certain stock listing or administrative services organizations who are accustomed to the old designations for the Common Stock.

NOTE 14 – SUBSEQUENT EVENT – FIRE AT AUSTRALIAN MANUFACTURING FACILITY

On July 20, 2012, subsequent to the end of the second quarter of 2012, a fire occurred at the Company’s manufacturing facility in Picton, Australia. The facility’s carpet production line, primarily comprised of tufting and backing machinery, sustained substantial damage and will be inoperable for an undetermined period of time. Other areas of the Company’s Picton site relating to yarn preparation and warehousing were undamaged by the fire. The finished goods inventory and some raw materials for the business are kept at separate offsite locations and were not affected by this incident.

The Picton facility serves the Company’s customers throughout Australia and New Zealand. It represents approximately 7% of the Company’s total annual production, 10% of its net sales, and 13% of its operating income. The Company will utilize adequate production capacity at its manufacturing facilities in Thailand and China to meet customer demand typically serviced from Picton. The Company does not expect any significant inconvenience to customers. The Company has business interruption and property damage insurance.

NOTE 15 – SUBSEQUENT EVENT – PENDING SALE OF BENTLEY PRINCE STREET

On July 25, 2012, the Company entered into a Stock Purchase Agreement with an affiliate of Dominus Capital, L.P., a private equity investment firm, for the sale of the Company’s Bentley Prince Street business segment. The aggregate purchase price under the Agreement would be $35.0 million paid in cash at the closing of the transaction, subject to possible working capital and/or other similar adjustments. The Company expects the closing of the transaction to occur in August of 2012. As of the end of the second quarter of 2012, Bentley Prince Street had net assets of approximately $49 million. The Company expects to record exit costs related to the divestiture of approximately $7-$9 million. The final loss on disposal will be calculated based on the ending balance sheet of Bentley Prince Street as of the date of closing.

NOTE 16 – SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 11 3/8% Senior Secured Notes due 2013 and its 7 5/8% Senior Notes due 2018. These guarantees are full and unconditional. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 1, 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$167,714	$117,526	$—	$(30,633)	$254,607
Cost of sales	121,595	79,050	—	(30,633)	170,012

Gross profit on sales	46,119	38,476	—	—	84,595
Selling, general and administrative expenses	29,477	27,063	6,022	—	62,562

Operating income (loss)	16,642	11,413	(6,022)	—	22,033
Interest/Other expense	11,007	2,870	(7,464)	—	6,413

Income before taxes on income and equity in income of subsidiaries	5,635	8,543	1,442	—	15,620
Income tax expense	1,934	2,933	495	—	5,362
Equity in income (loss) of subsidiaries	—	—	9,311	(9,311)	—

Net income (loss)	$3,701	$5,610	$10,258	$(9,311)	$10,258

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 1, 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$310,498	$238,181	$—	$(61,312)	$487,367
Cost of sales	227,938	159,943	—	(61,312)	326,569

Gross profit on sales	82,560	78,238	—	—	160,798
Selling, general and administrative expenses	56,296	54,668	10,966	—	121,930
Restructuring and asset impairment charge	1,143	15,173	—	—	16,316

Operating income (loss)	25,121	8,397	(10,966)	—	22,552
Interest/Other expense	18,242	6,603	(11,342)	—	13,503

Income (loss) before taxes on income and equity in income of subsidiaries	6,879	1,794	376	—	9,049
Income tax expense	2,055	2,278	392	—	4,725
Equity in income (loss) of subsidiaries	—	—	4,340	(4,340)	—

Net income (loss)	$4,824	$(484)	$4,324	$(4,340)	$4,324

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 1, 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,446	$26,419	$9,013	$—	$36,878
Accounts receivable	66,614	73,936	582	—	141,132
Inventories	98,789	74,895	—	—	173,684
Prepaids and deferred income taxes	8,993	17,926	9,101	—	36,020

Total current assets	175,842	193,176	18,696	—	387,714
Property and equipment less accumulated depreciation	83,319	103,735	3,598	—	190,652
Investment in subsidiaries	267,400	198,892	124,800	(591,092)	—
Goodwill	6,955	65,177	—	—	72,132
Other assets	5,680	10,552	84,840	—	101,072

	$539,196	$571,532	$231,934	$(591,092)	$751,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$47,794	$75,227	$18,942	$—	$141,963
Senior notes	—	—	283,070	—	283,070
Deferred income taxes	188	11,302	(3,005)	—	8,485
Other	1,406	8,565	27,217	—	37,188

Total liabilities	49,388	95,094	326,224	—	470,706
Common stock	94,145	102,199	6,596	(196,344)	6,596
Additional paid-in capital	249,302	12,525	364,376	(261,827)	364,376
Retained earnings (deficit)	148,441	425,226	(455,813)	(132,921)	(15,067)
Foreign currency translation adjustment	(2,080)	(29,647)	(7,018)	—	(38,745)
Pension liability	—	(33,865)	(2,431)	—	(36,296)

	$539,196	$571,532	$231,934	$(591,092)	$751,570

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS

ENDED JULY 1, 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net cash provided by operating activities	$6,532	$2,812	$10,667	$3,418	$23,429

Cash flows from investing activities:
Purchase of plant and equipment	(7,292)	(14,443)	(12)	—	(21,747)
Other	390	(31)	(1,496)	—	(1,137)

Net cash used for investing activities	(6,902)	(14,474)	(1,508)	—	(22,884)

Cash flows from financing activities:
Repurchase of senior subordinated notes	—	—	(11,477)	—	(11,477)
Other	715	2,536	167	(3,418)	—
Proceeds from issuance of common stock	—	—	131	—	131
Dividends paid	—	—	(2,627)	—	(2,627)

Net cash provided by (used for) financing activities	715	2,536	(13,806)	(3,418)	(13,973)
Effect of exchange rate change on cash	—	(329)	—	—	(329)

Net increase (decrease) in cash	345	(9,455)	(4,647)	—	(13,757)
Cash at beginning of period	1,101	35,874	13,660	—	50,635

Cash at end of period	$1,446	$26,419	$9,013	$—	$36,878

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended, or as of, July 1, 2012, and the comparable periods of 2011 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

2012 Restructuring Charge

In the first quarter of 2012, we committed to a new restructuring plan in our continuing efforts to reduce costs across our worldwide operations and more closely align our operations with reduced demand levels in certain markets. The plan primarily consists of ceasing manufacturing and warehousing operations at our facility in Shelf, England. In connection with this restructuring plan, we incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million. The charge is comprised of employee severance expenses of $5.4 million, other related exit costs of $1.6 million, and a charge for impairment of assets of approximately $9.3 million. Approximately $7 million of the charge will result in cash expenditures, primarily severance expense. The restructuring plan was substantially completed in the second quarter of 2012, and is expected to yield annualized cost savings of approximately $9 million.

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

Our discontinued operations had no net sales and no net income or loss in either of the three-month or six-month periods ended July 1, 2012 and July 3, 2011.

Recent Events

In July 2012, a fire occurred at the Company’s facility in Picton, Australia, and the Company entered into an agreement to sell its Bentley Prince Street business segment. Please see Notes 14 and 15 in the notes to consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

General

During the quarter ended July 1, 2012, we had net sales of $254.6 million, compared with net sales of $267.6 million in the second quarter last year. Fluctuations in currency exchange rates negatively impacted 2012 second quarter sales by 3% (approximately $7 million), compared with the prior year period. During the first six months of fiscal year 2012, we had net sales of $487.4 million, compared with net sales of $513.0 million in the first six months of last year. Fluctuations in currency exchange rates negatively impacted sales in the first six months of 2012 by 2% (approximately $10 million), compared with the prior year period.

Included in our results for the six months ended July 1, 2012 is a restructuring charge of $16.3 million, as described above.

During the second quarter of 2012, we had net income of $10.3 million, or $0.16 per diluted share, compared with net income of $12.8 million, or $0.20 per diluted share, in the second quarter of 2011. During the six months ended July 1, 2012, including the $16.3 million restructuring charge described above, we had net income of $4.3 million, or $0.07 per diluted share, compared with net income of $22.6 million, or $0.35 per diluted share, in the first six months of 2011.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and six-month periods ended July 1, 2012, and July 3, 2011, respectively:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.8	64.6	67.0	64.6

Gross profit on sales	33.2	35.4	33.0	35.4
Selling, general and administrative expenses	24.6	25.6	25.0	26.1
Restructuring and asset impairment charge	—	—	3.3	—

Operating income	8.7	9.8	4.6	9.3
Interest/Other expenses	2.5	2.6	2.8	2.6

Income before tax expense	6.1	7.2	1.9	6.7
Income tax expense	2.1	2.4	1.0	2.2

Net income	4.0	4.8	0.9	4.4

Below we provide information regarding net sales for each of our operating segments, and analyze those results for the three-month and six-month periods ended July 1, 2012, and July 3, 2011, respectively.

Net Sales by Business Segment

Net sales by operating segment and for our Company as a whole were as follows for the three-month and six-month periods ended July 1, 2012, and July 3, 2011, respectively:

	Three Months Ended		Percentage
Net Sales By Segment	July 1, 2012	July 3, 2011	Change
	(In thousands)
Modular Carpet	$229,546	$240,566	(4.6)%
Bentley Prince Street	25,061	27,074	(7.4)%

Total	$254,607	$267,640	(4.9)%

	Six Months Ended		Percentage
Net Sales By Segment	July 1, 2012	July 3, 2011	Change
	(In thousands)
Modular Carpet	$439,562	$459,846	(4.4)%
Bentley Prince Street	47,805	53,196	(10.1)%

Total	$487,367	$513,042	(5.0)%

Modular Carpet Segment. For the quarter ended July 1, 2012, net sales for the Modular Carpet segment declined $11.0 million (4.6%) versus the comparable period in the prior year. On a geographic basis, sales increases in the Americas (up 6%) were offset by declines in the Europe (down 13% in U.S. dollars and 2% in local currencies) and Asia-Pacific (down 18%) regions. Sales growth in the Americas was due to increases in both the corporate office market (up 5%) and non-office markets. The strongest performing non-office market segments were residential (up 18%), retail (up 15%) and education (up 13%). The increase in the residential segment was due to new FLOR store openings as well as same store growth. These increases in the Americas were somewhat offset by declines in the government (down 25%) and healthcare (down 4%) market segments. In Europe, the sales decline was due primarily to negative currency translation impacts, as most market segments were flat in local currencies, with the exception of the retail (down 25% in local currencies and 33% in U.S. dollars) and government (down 10% in local currencies and 20% in U.S. dollars) market segments. Asia-Pacific, in the face of strong prior year comparable sales in the second quarter, saw declines in almost all market segments, with education (down 55%) showing the most significant decline due to the curtailment of government stimulus programs that had been in place in 2011 – particularly in Australia.

For the six months ended July 1, 2012, net sales for the Modular Carpet segment declined $20.3 million (4.4%) versus the comparable period in the prior year. On a geographic basis, we experienced increases in the Americas (up 3%) offset by declines in Europe (down 2% in local currencies and 8% in U.S. dollars) and Asia-Pacific (down 17%). In the Americas, the residential market segment made the largest gain (up 34%), particularly due to the opening of seven FLOR retail stores compared with the number of stores at the end of the second quarter of 2011. The education (up 9%), retail (up 6%) and corporate office (up 3%) market segments also experienced increases during the period. These gains were somewhat offset by a decline in the government market segment (down 22%) during the first six months of 2012 versus the prior year period. In Europe, all market segments declined as reported in U.S. dollars for the six months ended July 2, 2012, versus the comparable period in 2011, due to adverse currency translation impacts. However, in local currencies, the corporate office market segment in Europe experienced an increase of 4%. Asia-Pacific saw the largest decline in the education segment (down 59%), primarily as a result of the curtailment of government stimulus programs that had been in place in 2011 – particularly in Australia. The corporate office (down 6%) and hospitality (down 45%) market segments also experienced declines in Asia-Pacific compared with the first six months of 2012.

Bentley Prince Street Segment. In our Bentley Prince Street segment, net sales for the quarter ended July 1, 2012 declined $2.0 million (7.4%) versus the comparable period in 2011. The primary driver of the decrease in sales was the decline in the corporate office market segment (down 21%). This decrease was partially offset by increases in the government (up 58%) and hospitality (up over 100%) market segments.

For the six months ended July 1, 2012, net sales for the Bentley Prince Street segment declined $5.4 million (10.1%) versus the comparable period in 2011. The decrease was primarily attributable to the corporate office market segment (down 17%) as well as a decline in the government market segment (down 4%). These declines were partially mitigated by increases in the healthcare (up 22%) and hospitality (up 13%) market segments.

Cost and Expenses

Company Consolidated. The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 1, 2012, and July 3, 2011, respectively:

	Three Months Ended		Percentage
Cost and Expenses	July 1, 2012	July 3, 2011	Change
	(In thousands)
Cost of sales	$170,012	$172,865	(1.7)%
Selling, general and administrative expenses	62,562	68,638	(8.9)%

Total	$232,574	$241,503	(3.7)%

	Six Months Ended		Percentage
Cost and Expenses	July 1, 2012	July 3, 2011	Change
	(In thousands)
Cost of sales	$326,569	$331,339	(1.4)%
Selling, general and administrative expenses	121,930	134,038	(9.0)%

Total	$448,499	$465,377	(3.6)%

For the quarter ended July 1, 2012, our cost of sales decreased $2.9 million (1.7%) versus the comparable period in the prior year. Almost all of the decrease was attributable to fluctuations in currency rates in the second quarter of 2012 versus the second quarter of 2011. Our raw materials prices in the second quarter of 2012 were approximately 1-2% higher than in the comparable period of 2012. Due to lower absorption of fixed costs associated with lower production volumes, as a percentage of sales, cost of sales increased to 66.8% for the three months ended July 1, 2012, versus 64.6% in the comparable prior year period. On a sequential basis versus the first quarter of 2012, we saw an improvement in cost of sales as a percentage of sales. We believe that as the savings related to our first quarter 2012 restructuring plan are fully realized in the later part of 2012, cost of sales will further decrease as a percentage of sales.

For the six months ended July 1, 2012, cost of sales decreased $4.8 million (1.4%) versus the comparable period in the prior year. Currency fluctuation accounted for the majority of the decline versus the 2011 period. Our raw materials prices were approximately 2-3% higher for the first six months of 2012 versus the first six months of 2011. Due to this cost increase, coupled with lower absorption of fixed costs associated with lower production volumes, cost of sales as a percentage of sales increased to 67.0% for the 2012 period versus 64.6% for the 2011 period. As noted above, we believe that as the savings related to our first quarter 2012 restructuring plan are fully realized in the later part of 2012, cost of sales will further decrease as a percentage of sales.

For the quarter ended July 1, 2012, our selling, general and administrative expense decreased $6.1 million (8.9%) versus the comparable period in 2011. Fluctuations in currency exchange rates accounted for approximately $2 million of this decrease. The primary component of the decrease in selling, general and administrative expenses was lower selling and marketing expenses of approximately $3.0 million. This decrease was primarily due to the realization of savings from our restructuring plans which were put in place in late 2011 and early 2012, as well as lower selling costs associated with lower sales volume in the second quarter of 2012 versus the comparable period in 2011. Administrative expenses also declined approximately $2.0 million in the period versus the prior year, also a result of our restructuring programs. Due to these items, as a percentage of sales our selling, general and administrative expenses decreased to 24.6% for the second quarter of 2012 versus 25.6% for the second quarter of 2011.

For the six months ended July 1, 2012, our selling, general and administrative expenses decreased $12.1 million (9.0%) versus the comparable period in the prior year. As noted above, this decrease was largely due to the impact of our restructuring plans put in place in late 2011 and early 2012. Selling and marketing expenses decreased by approximately $3.0 million during the first six months of 2012 versus 2011 due to the savings from these plans, although this decrease was slightly offset by increased marketing costs due to trade show and similar expenses, primarily in the first three months of 2012. Administrative expenses declined by approximately $8.0 million during the 2012 six-month period, due to savings from our restructuring plans, as well as lower levels of non-cash incentive compensation in the first six months of 2012 versus 2011.

Cost and Expenses by Segment. The following table presents the combined cost of sales and selling, general and administrative expenses for each of our operating segments:

Cost of Sales and Selling, General and	Three Months Ended		Percentage
Administrative Expenses (Combined)	July 1, 2012	July 3, 2011	Change
	(In thousands)
Modular Carpet	$205,512	$213,630	(3.8)%
Bentley Prince Street	26,293	26,978	(2.5)%
Corporate Expenses and Eliminations	769	895	(14.1)%

Total	$232,574	$241,503	(3.7)%

Cost of Sales and Selling, General and	Six Months Ended		Percentage
Administrative Expenses (Combined)	July 1, 2012	July 3, 2011	Change
	(In thousands)
Modular Carpet	$398,129	$407,025	(2.2)%
Bentley Prince Street	49,601	53,257	(6.9)%
Corporate Expenses and Eliminations	769	5,095	(84.9)%

Total	$448,499	$465,377	(3.6)%

Interest Expense

For the three-month period ended July 1, 2012, our interest expense decreased $0.7 million to $6.1 million, versus $6.8 million in the comparable period of 2011. The primary reason for this decrease was the redemption of the remaining $11.5 million of our 9.5% Senior Subordinated Notes early in the second quarter of 2012, leading to lower interest expense for the balance of the quarter. The decrease was also due in part to lower amounts of bank fees for the second quarter of 2012 versus 2011. For the six months ended July 1, 2012, our interest expense decreased by approximately $0.6 million to $12.8 million, versus $13.4 million in the comparable period of 2011. This decrease was due to the same factors described for the three-month period ended July 1, 2012.

Liquidity and Capital Resources

General

At July 1, 2012, we had $36.9 million in cash. At that date, we had no borrowings and $3.9 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility. As of July 1, 2012, we could have incurred $84.3 million of additional borrowings under our domestic revolving credit facility and €20.0 million (approximately $24.9 million) of additional borrowings under our European credit facility. In addition, we could have incurred an additional $18.5 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the six months ended July 1, 2012 were (1) $14.8 million due to a reduction in accounts receivable, and (2) $4.0 million due to an increase in accounts payable and accrued expenses. Our primary uses of cash during this period were (1) $21.7 million for capital expenditures, (2) $11.5 million for the redemption of our remaining 9.5% Senior Subordinated Notes, and (3) $9.6 million for increased inventory levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, under Item 7A of that Form 10-K. Our discussion here focuses on the period ended July 1, 2012, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At July 1, 2012, we recognized a $4.9 million decrease in our foreign currency translation adjustment account compared to January 1, 2012, primarily because of the strengthening of the U.S. dollar against certain foreign currencies, particularly the Euro.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at July 1, 2012. The values that result from these computations are compared with the market values of these financial instruments at July 1, 2012. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of July 1, 2012, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $15.8 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $6.4 million.

As of July 1, 2012, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.4 million or an increase in the fair value of our financial instruments of $6.8 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document (furnished electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)*

101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished electronically herewith)*

101.DEF	XBRL Taxonomy Definition Linkbase Document (furnished electronically herewith)*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 9, 2012	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document (furnished electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)*

101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished electronically herewith)*

101.DEF	XBRL Taxonomy Definition Linkbase Document (furnished electronically herewith)*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.