Form 10-Q
period 2012-09-30
INTERFACE INC
filed 2012-11-08
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Shares outstanding of each of the registrant’s classes of common stock at November 1, 2012:

Class	Number of Shares
Common Stock, $.10 par value per share	65,946,322

INTERFACE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	SEPT. 30, 2012	JANUARY 1, 2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$91,651	$50,624
Accounts Receivable, net	128,441	140,800
Inventories	147,762	140,485
Prepaid Expenses and Other Current Assets	31,091	20,522
Deferred Income Taxes	10,523	9,699
Assets Held for Sale	0	60,683

TOTAL CURRENT ASSETS	409,468	422,813

PROPERTY AND EQUIPMENT, less accumulated depreciation	172,867	177,925
DEFERRED TAX ASSET	51,899	47,290
GOODWILL	73,794	74,557
OTHER ASSETS	53,381	49,687

TOTAL ASSETS	$761,409	$772,272

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$54,488	$52,226
Accrued Expenses	96,930	90,693
Liabilities Held for Sale	0	8,269

TOTAL CURRENT LIABILITIES	151,418	151,188

SENIOR NOTES	283,090	283,030
SENIOR SUBORDINATED NOTES	0	11,477
DEFERRED INCOME TAXES	8,872	8,391
OTHER	35,879	37,147

TOTAL LIABILITIES	479,259	491,233

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,594	6,548
Additional Paid-In Capital	365,038	361,400
Retained Earnings (Deficit)	(22,612)	(16,764)
Accumulated Other Comprehensive Loss – Foreign Currency Translation Adjustment	(29,334)	(33,883)
Accumulated Other Comprehensive Loss – Pension Liability	(37,536)	(36,262)

TOTAL SHAREHOLDERS’ EQUITY	282,150	281,039

	$761,409	$772,272

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT. 30, 2012	OCT. 2, 2011	SEPT. 30, 2012	OCT. 2, 2011
NET SALES	$242,863	$248,721	$682,425	$708,567
Cost of Sales	160,002	161,536	450,344	453,700

GROSS PROFIT ON SALES	82,861	87,185	232,081	254,867
Selling, General and Administrative Expenses	58,014	62,574	168,134	184,110
Restructuring and Asset Impairment Charge	770	0	17,086	0
Losses Related to Australia Fire	980	0	980	0

OPERATING INCOME	23,097	24,611	45,881	70,757

Interest Expense	6,330	6,434	19,132	19,972
Other Expense	136	(176)	824	(97)

INCOME BEFORE INCOME TAX EXPENSE	16,631	18,353	25,925	50,882
Income Tax Expense	5,564	6,661	10,418	17,623

Income from Continuing Operations	11,067	11,692	15,507	33,259
Income (Loss) from Discontinued Operations, Net of Tax	(16,840)	476	(16,956)	1,547

NET INCOME (LOSS)	$(5,773)	$12,168	$(1,449)	$34,806

Earnings (Loss) Per Share – Basic
Continuing Operations	$0.17	$0.18	$0.24	$0.51
Discontinued Operations	(0.26)	0.01	(0.26)	0.02

Earnings (Loss) Per Share – Basic	$(0.09)	$0.19	$(0.02)	$0.53

Earnings (Loss) Per Share – Diluted
Continuing Operations	$0.17	$0.18	$0.24	$0.51
Discontinued Operations	(0.26)	0.01	(0.26)	0.02

Earnings (Loss) Per Share – Diluted	$(0.09)	$0.19	$(0.02)	$0.53

Common Shares Outstanding – Basic	65,957	65,469	65,703	65,228
Common Shares Outstanding – Diluted	66,129	65,676	65,802	65,457

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT. 30, 2012	OCT. 2, 2011	SEPT. 30, 2012	OCT. 2, 2011
Net Income (Loss)	$(5,773)	$12,168	$(1,449)	$34,806
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment and Pension Liability Adjustment	8,171	(13,723)	3,275	(1,365)

Comprehensive Income (Loss)	$2,398	$(1,555)	$1,826	$33,441

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPT. 30, 2012	OCT. 2, 2011
OPERATING ACTIVITIES:
Net Income (Loss)	$(1,449)	$34,806
Income (Loss) from Discontinued Operations, Net of Tax	(16,956)	1,547

Income from Continuing Operations	15,507	33,259
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	19,173	19,900
Stock Compensation Amortization Expense	3,193	8,558
Deferred Income Taxes and Other	(9,975)	9,791
Working Capital Changes:
Accounts Receivable	29,633	(6,808)
Inventories	(6,737)	(34,862)
Prepaid Expenses and Other Current Assets	(7,544)	(3,850)
Accounts Payable and Accrued Expenses	654	(16,001)

CASH PROVIDED BY OPERATING ACTIVITIES:	43,904	9,987

INVESTING ACTIVITIES:
Capital Expenditures	(28,817)	(30,759)
Net Proceeds from Sale of Bentley Prince Street	32,174	0
Cash Received from Insurance Company	10,000	0
Other	(1,527)	(1,624)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	11,830	(32,383)

FINANCING ACTIVITIES:
Repurchase of Senior Subordinated Notes	(11,477)	0
Other	0	(509)
Proceeds from Issuance of Common Stock	293	2,610
Dividends Paid	(4,276)	(3,921)

CASH USED IN FINANCING ACTIVITIES:	(15,460)	(1,820)

Net Cash Provided By (Used in) Operating, Investing and Financing Activities	40,274	(24,216)
Effect of Exchange Rate Changes on Cash	753	(634)

CASH AND CASH EQUIVALENTS:
Net Change During the Period	41,027	(24,850)
Balance at Beginning of Period	50,624	69,236

Balance at End of Period	$91,651	$44,386

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

As described below in Note 10, the Company has sold its Bentley Prince Street business segment. The results of operations and related disposal costs, gains and losses for this business are classified as discontinued operations, where applicable.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	Sept. 30, 2012	January 1, 2012
	(In thousands)
Finished Goods	$87,399	$86,970
Work in Process	11,562	8,920
Raw Materials	48,801	44,595

	$147,762	$140,485

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

	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Earnings Per Share

Basic Earnings Per Share from Continuing Operations:
Distributed Earnings	$0.03	$0.02	$0.07	$0.06
Undistributed Earnings	0.14	0.16	0.17	0.45

Total	$0.17	$0.18	$0.24	$0.51

Diluted Earnings Per Share from Continuing Operations:
Distributed Earnings	$0.03	$0.02	$0.07	$0.06
Undistributed Earnings	0.14	0.16	0.17	0.45

Total	$0.17	$0.18	$0.24	$0.51

Earnings (Loss) Per Share
Continuing Operations	$0.17	$0.18	$0.24	$0.51
Discontinued Operations	(0.26)	0.01	(0.26)	0.02

Earnings (Loss) Per Share	$(0.09)	$0.19	$(0.02)	$0.53

The following tables present net income that was attributable to participating securities:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
		(In millions)
Net Income	$0.0	$0.3	$(0.5)	$0.9

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
		(In thousands)
Weighted Average Shares Outstanding	63,983	63,703	63,729	63,462
Participating Securities	1,974	1,766	1,974	1,766

Shares for Basic Earnings Per Share	65,957	65,469	65,703	65,228
Dilutive Effect of Stock Options	172	207	99	229

Shares for Diluted Earnings Per Share	66,129	65,676	65,802	65,457

The following chart depicts options to purchase shares of common stock that were excluded from the calculation of diluted EPS as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
		(In thousands)
Shares Excluded	83	249	264	20

NOTE 4 – SEGMENT INFORMATION

Based on the quantitative thresholds specified by accounting standards, the Company has determined that it has one reportable segment: the Modular Carpet segment, which includes its Interface, Heuga and FLOR modular carpet businesses. In August 2012, the Company sold its Bentley Prince Street business segment (see Note 10 for further information). Accordingly, the Company has included the operations of the former Bentley Prince Street segment in discontinued operations, where applicable.

NOTE 5 – LONG-TERM DEBT

7 5/8% Senior Notes

As of both September 30, 2012, and October 2, 2011, the Company had outstanding $275 million in 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”). The estimated fair value of the 7 5/8% Senior Notes as of September 30, 2012, and October 2, 2011, based on then current market prices, was $299.8 million and $279.1 million, respectively.

11 3/8% Senior Secured Notes

As of September 30, 2012, and October 2, 2011, the Company had outstanding $8.1 million and $8.0 million, respectively, in 11 3/8% Senior Secured Notes due 2013 (the “11 3/8% Senior Secured Notes”). The estimated fair value of the 11 3/8% Senior Secured Notes as of September 30, 2012, and October 2, 2011, based on then current market prices, was $8.1 million and $8.1 million, respectively.

9.5% Senior Subordinated Notes

On April 9, 2012, the Company redeemed all of the remaining $11.5 million of its outstanding 9.5% Senior Subordinated Notes due 2014 at a price equal to 100% of the principal amount of the notes, plus accrued interest through the redemption date.

Credit Facilities

The Company maintains a domestic revolving credit agreement (the “Facility”) that provides a maximum aggregate amount of $100 million of loans and letters of credit available to us at any one time (subject to a borrowing base) with an option for us to increase that maximum aggregate amount to $150 million (upon the satisfaction of certain conditions, and subject to a borrowing base). The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future. As of September 30, 2012, there were zero borrowings and $3.9 million in letters of credit outstanding under the Facility. As of September 30, 2012, the Company could have incurred $60.5 million of additional borrowings under the Facility.

Interface Europe B.V. (the Company’s subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with The Royal Bank of Scotland N.V. (“RBS”). Under this Credit Agreement, RBS provides a credit facility, until further notice, for borrowings and bank guarantees of €20 million. As of September 30, 2012, there were no borrowings outstanding under this facility, and the Company could have incurred €20 million (approximately $25.7 million) of additional borrowings under the facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $18.9 million of lines of credit available. As of September 30, 2012, there were no borrowings outstanding under these lines of credit.

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

During the first nine months of 2012 and 2011, the Company recognized stock option compensation costs of $0.5 million and $0.7 million, respectively. In the third quarters of 2012 and 2011, the Company recognized stock option compensation costs of $0.1 million and $0.2 million, respectively. The remaining unrecognized compensation cost related to unvested awards at September 30, 2012, approximated $0.1 million, and the weighted average period of time over which this cost will be recognized is approximately one year.

The following table summarizes stock options outstanding as of September 30, 2012, as well as activity during the nine months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	592,500	$9.12
Granted	0	0
Exercised	45,000	6.52
Forfeited or canceled	34,000	15.79

Outstanding at September 30, 2012	513,500	$8.94

Exercisable at September 30, 2012	498,500	$8.75

At September 30, 2012, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $2.3 million and $2.3 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first nine months of fiscal years 2012 and 2011 are provided in the table below. The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

	Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011
	(In millions)
Proceeds from stock options exercised	$0.3	$2.6
Intrinsic value of stock options exercised	0.3	5.9

Restricted Stock Awards

During the nine months ended September 30, 2012, and October 2, 2011, the Company granted restricted stock awards for 573,500 and 668,000 shares, respectively, of common stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $3.2 million and $8.6 million for the nine months ended September 30, 2012, and October 2, 2011, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of September 30, 2012, and during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,749,000	$15.08
Granted	573,000	13.25
Vested	264,000	13.37
Forfeited or canceled	84,500	14.87

Outstanding at September 30, 2012	1,973,500	$14.79

As of September 30, 2012, the unrecognized total compensation cost related to unvested restricted stock was approximately $11.8 million. That cost is expected to be recognized by the end of 2015.

For the nine months ended September 30, 2012, and October 2, 2011, the Company recognized tax benefits with regard to restricted stock of $0.5 million and $2.4 million, respectively.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended September 30, 2012, and October 2, 2011, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
	(In thousands)		(In thousands)
Service cost	$110	$72	$339	$217
Interest cost	2,525	2,835	7,611	8,605
Expected return on assets	(2,797)	(2,935)	(8,435)	(8,910)
Amortization of prior service costs	12	21	38	63
Recognized net actuarial losses	230	149	690	454

Net periodic benefit cost	$80	$142	$243	$429

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
	(In thousands)		(In thousands)
Service cost	$113	$98	$339	$295
Interest cost	254	284	761	853
Amortization of transition obligation	0	55	0	164
Amortization of prior service cost	12	12	36	36
Amortization of loss	67	93	201	277

Net periodic benefit cost	$446	$542	$1,337	$1,625

NOTE 8 – 2012 RESTRUCTURING CHARGES

In the first quarter of 2012, the Company committed to a new restructuring plan in its continuing efforts to reduce costs across its worldwide operations and more closely align its operations with reduced demand levels in certain markets. The plan primarily consisted of ceasing manufacturing and warehousing operations at its facility in Shelf, England. In connection with this restructuring plan, the Company incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million. The charge was comprised of employee severance expenses of $5.4 million, other related exit costs of $1.6 million, and a charge for impairment of assets of approximately $9.3 million. Approximately $7 million of the charge will result in cash expenditures, primarily severance expense. In the third quarter of 2012, the Company recorded an additional charge of $0.8 million of cash severance expenses related to the finalization of this plan for its European operations.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2012	Balance at Sept. 30, 2012
	(In thousands)
Workforce Reduction	6,126	4,351	1,775
Fixed Asset Impairment	9,364	9,364	0
Other Related Exit Costs	1,596	902	694

NOTE 9 – 2011 RESTRUCTURING CHARGE

In the fourth quarter of 2011, the Company committed to a restructuring plan intended to reduce costs across its worldwide operations and more closely align its operations with reduced demand in certain markets. As a result of this plan, the Company incurred pre-tax restructuring and asset impairment charges of $5.8 million in the fourth quarter of 2011. The majority of this charge ($5.0 million) related to the severance of approximately 90 employees in Europe, Asia and the United States. The remainder of the charge ($0.8 million) related to contract termination and fixed asset impairment costs. Approximately $5.0 million of this charge will result in cash expenditures, primarily severance expenses. Actions and expenses related to this plan were substantially completed by the end of 2011.

A summary of these restructuring activities is presented below:

	Restructuring Charge	Costs Incurred in 2011	Costs Incurred in 2012	Balance at Sept. 30, 2012
	(In thousands)
Workforce Reduction	4,979	867	2,683	1,429
Fixed Asset Impairment	776	776	0	0

NOTE 10 – DISCONTINUED OPERATIONS

In July of 2012, the Company entered into an agreement to sell its Bentley Prince Street business segment to a third party. The sale was completed in the third quarter of 2012. The purchase price for the business segment was $33.4 million, after working capital and certain other adjustments. In the third quarter, the Company incurred approximately $10.0 million of direct costs to sell the business segment. The major classes of assets and liabilities related to the business segment at disposition were accounts receivable of $10.1 million, inventory of $29.0 million, property, plant and equipment of $11.8 million, and accounts payable and accruals of $7.6 million.

Summary operating results for the above-described discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
	(In thousands)		(In thousands)
Net sales	$9,210	$24,385	$57,017	$77,581
Income (Loss) on operations before taxes on income	(25,875)	732	(26,062)	2,380
Tax expense (benefit)	(9,035)	256	(9,106)	833
Income (Loss) on operations, net of tax	(16,840)	476	(16,956)	1,547

Asset and liabilities, including reserves, related to the above-described discontinued operations that were held for sale consist of the following:

	September 30, 2012	January 1, 2012
	(In thousands)
Current assets	$0	$43,843
Property and equipment	0	12,194
Other assets	0	4,646
Current liabilities	0	6,254
Other liabilities	0	2,015

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $12.8 million and $12.0 million for the nine months ended September 30, 2012, and October 2, 2011, respectively. Income tax payments amounted to $9.1 million and $15.2 million for the nine months ended September 30, 2012, and October 2, 2011, respectively.

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 13 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first nine months of 2012, the Company increased its liability for unrecognized tax benefits by $0.4 million. As of September 30, 2012, the Company had accrued approximately $8.1 million for unrecognized tax benefits.

NOTE 14 – SHARE CONVERSION

On March 5, 2012, the number of issued and outstanding shares of Class B Common Stock constituted less than 10% of the aggregate number of issued and outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (that is, on that date, 6,459,556 shares of an aggregate of 65,372,375 shares), as the cumulative result of varied transactions that caused the conversion of shares of Class B Common Stock into shares of Class A Common Stock. Accordingly, in accordance with the respective terms for the Class B Common Stock and the Class A Common Stock in Article V of the Company’s Articles of Incorporation, the Class A Common Stock and Class B Common Stock are now, irrevocably from March 5, 2012, a single class of Common Stock in all respects, with no distinction whatsoever between the voting rights or any other rights and privileges of the holders of Class A Common Stock and the holders of Class B Common Stock. The Company intends to eliminate future uses of (or references to) the terms “Class A” and “Class B” in connection with the Common Stock, except for historical purposes or to facilitate transition by certain stock listing or administrative services organizations who are accustomed to the old designations for the Common Stock.

NOTE 15 – FIRE AT AUSTRALIAN MANUFACTURING FACILITY

On July 20, 2012, a fire occurred at the Company’s manufacturing facility in Picton, Australia. The facility’s carpet production line, primarily comprised of tufting and backing machinery, sustained extensive damage and was rendered inoperable. Other areas of the Company’s Picton site relating to yarn preparation and warehousing were undamaged by the fire. The finished goods inventory and some raw materials for the business are kept at a separate offsite location and were not affected by this incident.

The Picton facility serves the Company’s customers throughout Australia and New Zealand. It represents approximately 7% of the Company’s total annual production, 10% of its net sales, and 13% of its operating income. The Company will utilize adequate production capacity at its manufacturing facilities in Thailand, China and elsewhere to meet customer demand typically serviced from Picton. The Company has business interruption and property damage insurance.

The Company has recorded a charge of approximately $9.8 million for impairment of fixed assets related to the fire. In addition, the Company has incurred approximately $9.5 million of excess production costs related to the fire as it has utilized other facilities to service customers in the Australia market. As of the end of the third quarter, the Company has determined that the receipt of reimbursement of these expenses from its insurer is probable in accordance with its insurance policies and has therefore recorded a receivable for these items. To date, the Company has received $10 million of reimbursement from the insurance company related to the destruction of fixed assets at the Picton facility. The table below details the nature of expenses as well as insurance receivables and amounts already received related to the fire (in millions):

Impairment of fixed assets at the Picton Facility	$9.8
Incremental payroll costs	1.8
Incremental shipping costs	5.9
Other incremental costs	1.8

Total incurred costs through September 30, 2012	$19.3

Insurance recovery receivable	$9.3
Insurance recoveries already received	$10.0

In addition to these additional production costs, the Company has incurred approximately $1.0 million of costs related to the fire that are non-production related and at this time are not considered probable of recovery from the insurance company. As a result, these amounts are included in the determination of operating income as shown on the line item “Losses Related to Australia Fire” on the consolidated condensed statement of operations.

The Company is gathering information related to an insurance claim for lost profits as a result of the fire. As of the end of the third quarter, the Company has not recorded any receivables or amounts for lost profits, but expects to do so at a later date as information and analysis become more complete and recovery becomes probable.

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$165,391	$120,383	$0	$(42,911)	$242,863
Cost of sales	122,447	80,466	0	(42,911)	160,002

Gross profit on sales	42,944	39,917	0	0	82,861
Selling, general and administrative expenses	23,966	28,260	5,788	0	58,014
Losses related to Australia fire	0	980	0	0	980
Restructuring and asset impairment charge	0	770	0	0	770

Operating income (loss)	18,978	9,907	(5,788)	0	23,097
Interest/other expense	3,598	3,410	(542)	0	6,466

Income before taxes on income and equity in income of subsidiaries	15,380	6,497	(5,246)	0	16,631
Income tax expense	5,145	2,174	(1,755)	0	5,564
Equity in income (loss) of subsidiaries	0	0	(2,282)	2,282	0

Income (loss) from continuing operations	10,235	4,323	(5,773)	2,282	11,067
Income (loss) from discontinued operations (net of tax)	(16,840)	0	0	0	(16,840)

Net income (loss)	$(6,605)	$4,323	$(5,773)	$2,282	$(5,773)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$428,084	$358,564	$0	$(104,223)	$682,425
Cost of sales	314,158	240,409	0	(104,223)	450,344

Gross profit on sales	113,926	118,155	0	0	232,081
Selling, general and administrative expenses	68,452	82,928	16,754	0	168,134
Losses related to Australia fire	0	980	0	0	980
Restructuring and asset impairment charge	1,143	15,943	0	0	17,086

Operating income (loss)	44,331	18,304	(16,754)	0	45,881
Interest/other expense	21,827	10,013	(11,884)	0	19,956

Income (loss) before taxes on income and equity in income of subsidiaries	22,504	8,291	(4,870)	0	25,925
Income tax expense	7,329	4,452	(1,363)	0	10,418
Equity in income (loss) of subsidiaries	0	0	2,058	(2,058)	0

Income (loss) from continuing operations	15,175	3,839	(1,449)	(2,058)	15,507
Income (loss) from discontinued operations (net of tax)	(16,956)	0	0	0	(16,956)

Net income (loss)	$(1,781)	$3,839	$(1,449)	$(2,058)	$(1,449)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,529	$38,250	$50,872	$0	$91,651
Accounts receivable	53,733	74,122	586	0	128,441
Inventories	69,258	78,504	0	0	147,762
Prepaids and deferred income taxes	5,272	27,002	9,340	0	41,614

Total current assets	130,792	217,878	60,798	0	409,468
Property and equipment less accumulated depreciation	72,076	97,388	3,403	0	172,867
Investment in subsidiaries	361,233	195,361	(18,453)	(538,141)	0
Goodwill	6,542	67,252	0	0	73,794
Other assets	1,585	10,846	92,849	0	105,280

	$572,228	$588,725	$138,597	$(538,141)	$761,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$53,943	$79,966	$17,509	$0	$151,418
Senior notes	0	0	283,090	0	283,090
Deferred income taxes	0	11,655	(2,783)	0	8,872
Other	0	8,199	27,680	0	35,879

Total liabilities	53,943	99,820	325,496	0	479,259
Common stock	81,844	102,199	6,594	(184,043)	6,594
Additional paid-in capital	191,411	12,525	365,038	(203,936)	365,038
Retained earnings (deficit)	246,979	429,549	(548,978)	(150,162)	(22,612)
Foreign currency translation adjustment	(1,949)	(20,331)	(7,054)	0	(29,334)
Pension liability	0	(35,037)	(2,499)	0	(37,536)

	$572,228	$588,725	$138,597	$(538,141)	$761,409

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net cash provided by operating activities	$36,070	$4,652	$(12,466)	$15,648	$43,904

Cash flows from investing activities:
Purchase of plant and equipment	(11,284)	(17,492)	(41)	0	(28,817)
Other	465	(39)	(1,953)	0	(1,527)
Net proceeds from sale of Bentley Prince Street	0	0	32,174	0	32,174
Cash received from insurance company	0	10,000	0	0	10,000

Net cash used for investing activities	(10,819)	(7,531)	30,180	0	11,830

Cash flows from financing activities:
Repurchase of senior subordinated notes	0	0	(11,477)	0	(11,477)
Other	(24,015)	4,705	34,958	(15,648)	0
Proceeds from issuance of common stock	0	0	293	0	293
Dividends paid	0	0	(4,276)	0	(4,276)

Net cash provided by (used for) financing activities	(24,015)	4,705	19,498	(15,648)	(15,460)
Effect of exchange rate change on cash	192	561	0	0	753

Net increase (decrease) in cash	1,428	2,387	37,212	0	41,027
Cash at beginning of period	1,101	35,863	13,660	0	50,624

Cash at end of period	$2,529	$38,250	$50,872	$0	$91,651

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended, or as of, September 30, 2012, and the comparable periods of 2011 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

2012 Restructuring Charges

In the first quarter of 2012, we committed to a new restructuring plan in our continuing efforts to reduce costs across our worldwide operations and more closely align our operations with reduced demand levels in certain markets. The plan primarily consisted of ceasing manufacturing and warehousing operations at our facility in Shelf, England. In connection with this restructuring plan, we incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million, as well as an additional related charge of $0.8 million in the third quarter of 2012. These charges are comprised of employee severance expenses of $6.2 million, other related exit costs of $1.6 million, and impairment of assets of approximately $9.3 million. Approximately $8 million of the charge will result in cash expenditures, primarily severance expense.

2011 Restructuring Charge

In the fourth quarter of 2011, we committed to a restructuring plan intended to reduce costs across our worldwide operations and more closely align our operations with reduced demand in certain markets. As a result of this plan, we incurred pre-tax restructuring and asset impairment charges of $5.8 million in the fourth quarter of 2011. The majority of this charge ($5.0 million) related to the severance of approximately 90 employees in Europe, Asia and the United States. The remainder of the charge ($0.8 million) related to contract termination and fixed asset impairment costs. Approximately $5.0 million of this charge will result in cash expenditures, primarily severance expenses. Actions and expenses related to this plan were substantially completed by the end of 2011.

Discontinued Operations – Sale of Bentley Prince Street

In the third quarter of 2012, we sold our Bentley Prince Street business segment. In accordance with applicable accounting standards, we have reported the results of operations for the former Bentley Prince Street business segment as “discontinued operations,” where applicable. Consequently, our discussion of sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes these discontinued operations unless we indicate otherwise.

Our discontinued operations had net sales of $9.2 million and $24.4 million in the three-month periods ended September 30, 2012 and October 2, 2011, respectively, and had net sales of $57.0 million and $77.6 million in the nine-month periods ended September 30, 2012 and October 2, 2011, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”). Loss from discontinued operations, inclusive of the loss on disposal as well as costs to sell the business, net of tax, was $16.8 million in the three-month period ended September 30, 2012, compared with income from discontinued operations of $0.5 million in the three-month period ended October 2, 2011. During the nine-month period ended September 30, 2012, inclusive of the loss on disposal as well as costs to sell the business, net of tax, the loss from discontinued operations was $17.0 million, compared with income of $1.5 million in the nine-month period ended October 2, 2011.

For additional information on these discontinued operations, please see Note 10 in the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Fire at Australia Facility

In July 2012, a fire occurred at our manufacturing facility in Picton, Australia. The fire caused extensive damage to the facility, as well as disruption to business activity in the region. We have taken steps towards re-adapting our supply chain with product from our facilities in China, Thailand, the U.S. and Europe. While this is being executed with success, there were, as expected, delays in shipments that affected sales for the third quarter. At this time, it is difficult to quantify the financial impacts of the fire, but we believe it negatively affected net sales by approximately $7-8 million during the third quarter. For additional information on the fire, please see Note 15 in the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

General

During the quarter ended September 30, 2012, we had net sales of $242.9 million, compared with net sales of $248.7 million in the third quarter last year. Fluctuations in currency exchange rates negatively impacted 2012 third quarter sales by 2% (approximately $6 million), compared with the prior year period. During the first nine months of fiscal year 2012, we had net sales of $682.4 million, compared with net sales of $708.6 million in the first nine months of last year. Fluctuations in currency exchange rates negatively impacted sales in the first nine months of 2012 by 2% (approximately $16 million), compared with the prior year period.

Included in our results for the third quarter of 2012 are a restructuring charge of $0.8 million and losses related to the Australia fire of $1.0 million. Included in our results for the nine months ended September 30, 2012 are restructuring charges of $17.1 million, as well as the same losses related to the Australia fire. The restructuring charges and Australia fire are described above.

During the third quarter of 2012, after the restructuring charge and fire losses described above, we had income from continuing operations of $11.1 million, or $0.17 per diluted share, compared with income from continuing operations of $11.7 million, or $0.18 per diluted share, in the third quarter of 2011. During the nine months ended September 30, 2012, after the restructuring charges and fire losses described above, we had income from continuing operations of $15.5 million, or $0.24 per diluted share, compared with income from continuing operations of $33.3 million, or $0.51 per diluted share, in the first nine months of 2011.

After the loss from discontinued operations discussed above, we had a net loss of $5.8 million, or $0.09 per diluted share, in the third quarter of 2012, compared with net income of $12.2 million, or $0.19 per diluted share, in the third quarter last year. For the nine-month period ended September 30, 2012, after the loss from discontinued operations, we had a net loss of $1.5 million, or $0.02 per diluted share, compared with net income of $34.8 million, or $0.53 per diluted share, in the prior year period.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended September 30, 2012, and October 2, 2011, respectively:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9	64.9	66.0	64.0

Gross profit on sales	34.1	35.1	34.0	36.0
Selling, general and administrative expenses	23.9	25.2	24.6	26.0
Restructuring and asset impairment charges	0.3	0.0	2.5	0.0
Losses related to Australia fire	0.4	0.0	0.1	0.0

Operating income	9.5	9.9	6.7	10.0
Interest/Other expenses	2.7	2.5	2.9	2.8

Income before tax expense	6.8	7.4	3.8	7.2
Income tax expense	2.3	2.7	1.5	2.5

Income from continuing operations	4.6	4.7	2.3	4.7
Discontinued operations	(6.9)	0.2	(2.5)	0.2

Net income (loss)	(2.4)	4.9	(0.2)	4.9

Net Sales

Below we provide information regarding net sales, and analyze those results for the three-month and nine-month periods ended September 30, 2012, and October 2, 2011, respectively.

	Three Months Ended		Percentage
	Sept. 30, 2012	Oct. 2, 2011	Change
	(In thousands)
Net Sales	$242,863	$248,721	(2.4%)

	Nine Months Ended		Percentage
	Sept. 30, 2012	Oct. 2, 2011	Change
	(In thousands)
Net Sales	$682,425	$708,567	(3.7)%

For the quarter ended September 30, 2012, net sales declined $5.9 million (2.4%) versus the comparable period in the prior year. On a geographic basis, the Americas was the only region to see an increase (up 6%) versus the prior year. Although sales in Europe were up versus the third quarter of 2011 on a local currency basis (up 3%), currency fluctuations led to a decrease of 8% as reported in U.S. dollars. Largely due to the impact of the fire in our Australia facility, Asia-Pacific sales declined 19% versus the comparable period of the prior year. In the Americas, we experienced sales increases in most market segments, with retail (up 33%), corporate office (up 5%) and residential (up 10%) leading the growth. The improvement in residential sales was due to the continued roll-out of our FLOR store locations. The only sales declines in the Americas during the third quarter of 2012 were in the government (down 12%) and education (down 4%) market segments. These decreases were a result of curtailment of government spending programs versus last year. In local currency, Europe experienced an increase in the corporate office market segment (up 7%) and essentially flat sales in most other market segments. As reported in U.S. dollars, the sales decrease in Europe was due largely to currency fluctuations, as in U.S. dollars almost all market segments showed a decline, with the largest being in the corporate office (down 5%) and government (down 16%) market segments. In Asia-Pacific, nearly all market segments declined. As noted above, the delay in shipments caused by the fire in our Australian facility was a significant factor in this sales decline.

For the nine months ended September 30, 2012, net sales declined $26.1 million (3.7%) versus the comparable period in the prior year. The Americas region experienced sales growth of 4%, which was offset by sales decreases in Europe (down 8%) and Asia-Pacific (down 18%). In local currency, Europe experienced a sales increase of 1%. In the Americas, the sales increase was led by the retail (up 16%), corporate office (up 3%) and residential (up 25%) market segments. As in the third quarter comparison set forth above, the residential segment growth is largely attributable to the continued FLOR store roll-out. In Europe, we experienced sales decreases in all market segments as reported on a U.S. dollar basis, but in local currency we experienced increases in the corporate office (up 5% in local currency) and residential (up 3% in local currency) market segments. These local currency increases were somewhat mitigated by declines in the government (down 12% in local currency) and retail (down 22% in local currency) market segments. In Asia-Pacific, sales were negatively impacted by the fire at our Australia facility, as well as a decline in the education segment (down 55%) due to curtailed stimulus spending versus the comparable period in prior year, particularly in Australia. Other declines in the Asia-Pacific region were seen in the corporate office (down 8%) and hospitality (down 51%) market segments. These declines were offset to as small extent by increases in the government (up 8%) and residential (up over 100%) market segments.

Cost and Expenses

The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended September 30, 2012, and October 2, 2011, respectively:

	Three Months Ended		Percentage
Cost and Expenses	Sept. 30, 2012	Oct. 2, 2011	Change
	(In thousands)
Cost of sales	$160,002	$161,536	(0.9)%
Selling, general and administrative expenses	58,014	62,574	(7.3)%

Total	$218,016	$224,110	(2.7)%

	Nine Months Ended		Percentage
Cost and Expenses	Sept. 30, 2012	Oct. 2, 2011	Change
	(In thousands)
Cost of sales	$450,344	$453,700	(0.7)%
Selling, general and administrative expenses	168,134	184,110	(8.7)%

Total	$618,478	$637,810	(3.0)%

For the three months ended September 30, 2012, our cost of sales decreased $1.5 million (0.9%) versus the comparable period in 2011. This decrease is the result of a $4 million benefit from currency translation compared with the prior year period, partially offset by (1) a 2-3% increase in raw material prices versus the comparable period in 2011, and (2) lower absorption of fixed costs due to lower production volumes, particularly as a result of the fire at our Australia facility in the third quarter of 2012. Due to these factors, as a percentage of sales, cost of sales increased to 65.9% versus 64.9% in the comparable period in 2011. With the improvements in our supply chain to Australia going forward, as well as the realization of further savings related to our restructuring initiatives in prior periods, we believe we will begin to see an increase in gross margin.

For the nine months ended September 30, 2012, our cost of sales decreased $3.4 million (0.7%) versus the comparable period in 2011. This decrease is the result of a $10 million benefit from currency translation compared with the prior year period, partially offset by (1) a 2-3% increase in raw material prices versus the comparable period in 2011, and (2) lower absorption of fixed manufacturing costs associated with lower production volumes versus the nine-month period last year. As noted above, we believe that savings related to our restructuring plans will enhance gross margin going forward.

For the three months ended September 30, 2012, our selling, general and administrative expenses decreased approximately $4.6 million (7.3%) versus the comparable period in 2011. Fluctuations in currency exchange rates accounted for approximately $1.5 million of the decrease. A significant component of this decrease was a $1.7 million reduction in selling and marketing expenses due to our continued focus on costs controls and the impacts of our previously-enacted restructuring plans, and a portion was due to lower sales volumes versus the third quarter of 2011. Administrative expenses also experienced a decline in the third quarter of 2012 (down $2.1 million) versus the prior year period, as the effects of our restructuring programs in late 2011 and early 2012 became more apparent. As a result of these items, as a percentage of sales, selling, general and administrative expenses declined to 23.9%, versus 25.2% in the three months ended October 1, 2012.

For the nine months ended September 30, 2012, our selling, general and administrative expenses decreased approximately $16.0 million (8.7%) versus the comparable period in 2011. Fluctuations in currency exchange rates accounted for approximately $4 million of the decrease. The overall decrease is due to lower administrative costs of approximately $13 million as a result of both lower levels of non-cash incentive compensation in 2012 versus 2011 as well as savings from the above-mentioned restructuring plans in late 2011 and early 2012. In addition, selling and marketing expenses declined by approximately $2.0 million for the nine months ended September 30, 2012, versus the comparable period in prior year, also as a result of our restructuring plans. Due to these factors, as a percentage of sales, selling, general and administrative expenses decreased to 24.6%, versus 26.0% in the first nine months of 2011.

Interest Expense

For the three-month period ended September 30, 2012, our interest expense decreased $0.1 million to $6.3 million, versus $6.4 million in the comparable period of 2011. For the nine months ended September 30, 2012, our interest expense decreased approximately $0.8 million to $19.1 million, versus $20.0 million in the comparable period of 2011.

Liquidity and Capital Resources

General

At September 30, 2012, we had $91.7 million in cash. At that date, we had no borrowings and $3.9 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility. As of September 30, 2012, we could have incurred $60.5 million of additional borrowings under our domestic revolving credit facility and €20.0 million (approximately $25.7 million) of additional borrowings under our European credit facility. We also could have incurred an additional $18.9 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the nine months ended September 30, 2012 were (1) $32.7 million of net proceeds from the sale of our Bentley Prince Street business segment, (2) $29.6 million due to decreases in accounts receivable, and (3) $10.0 million of funds received from our insurer related to the fire at our facility in Picton Australia. Our primary uses of cash during this period were (1) $28.8 million for capital expenditures, (2) $11.5 million for the redemption of the remainder of our former 9.5% Senior Subordinated Notes, and (3) $6.7 million due to an increase in inventory.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, under Item 7A of that Form 10-K. Our discussion here focuses on the period ended September 30, 2012, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At September 30, 2012, we recognized a $4.5 million increase in our foreign currency translation adjustment account compared to January 1, 2012, primarily because of the weakening of the U.S. dollar against certain foreign currencies, including the British Pound and the Australian dollar.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at September 30, 2012. The values that result from these computations are compared with the market values of these financial instruments at September 30, 2012. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of September 30, 2012, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $12.4 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $9.1 million.

As of September 30, 2012, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.2 million or an increase in the fair value of our financial instruments of $7.5 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

PART II—OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2012:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4)
July 2 – July 31, 2012	0	0	0	0
August 1 – August 31, 2012	8,189	$13.90	0	0
September 1 – September 30, 2012	0	0	0	0

Total	8,189	$13.90	0	0

(1)	The monthly periods identified above correspond to the Company’s fiscal third quarter of 2012, which commenced July 2, 2012 and ended September 30, 2012.
(2)

The referenced shares were acquired by the Company from certain of our employees to satisfy income tax withholding obligations in connection with the vesting, in August 2012, of certain previous grants of restricted stock shares.

(3)

The referenced price paid per share represents the fair market value of all shares acquired from employees on the date the shares vested, which is equal to the closing price of the Company’s common stock on the NASDAQ stock exchange on the day preceding the vesting date. The total represents the weighted average price paid per share.

(4)	We do not currently have a publicly announced stock repurchase program in place.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1	Stock Purchase Agreement, dated as of July 25, 2012, among Interface Americas Holdings, LLC, Bentley Prince Street, Inc. and Bentley Prince Street Holdings, Inc.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document (furnished electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)*

101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished electronically herewith)*

101.DEF	XBRL Taxonomy Definition Linkbase Document (furnished electronically herewith)*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 8, 2012	By:	/s/ Patrick C. Lynch

Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1	Stock Purchase Agreement, dated as of July 25, 2012, among Interface Americas Holdings, LLC, Bentley Prince Street, Inc. and Bentley Prince Street Holdings, Inc.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document (furnished electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)*

101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished electronically herewith)*

101.DEF	XBRL Taxonomy Definition Linkbase Document (furnished electronically herewith)*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”