Form 10-K
period 2012-12-30
INTERFACE INC
filed 2013-02-28
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2012: $863,041,119 (63,319,231 shares valued at the last sales price of $13.63 on June 29, 2012). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 15, 2013:

Class	Number of Shares
Common Stock, $0.10 par value per share	66,173,420

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Introduction and General

We are a worldwide leader in design, production and sales of modular carpet, also known as carpet tile. In recent years, modular carpet sales growth in the floorcovering industry has significantly outpaced the growth of the overall industry, as architects, designers and end users increasingly recognized the unique and superior attributes of modular carpet, including its dynamic design capabilities, greater economic value (which includes lower costs as a result of reduced waste in both installation and replacement), and installation ease and speed.

As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet in over 110 countries under the established brand names Interface® and FLOR®. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 55%, 30% and 15%, respectively, for fiscal year 2012.

Capitalizing on our leadership in modular carpet for the corporate office segment, we are executing a market diversification strategy to increase our presence and market share for modular carpet in non-corporate office market segments, such as government, education, healthcare, hospitality and retail space, which combined are almost twice the size of the approximately $1 billion U.S. corporate office market segment. Our diversification strategy also targets the approximately $11 billion U.S. residential market segment for carpet. As a result of our efforts, our mix of corporate office versus non-corporate office modular carpet sales in the Americas was 47% and 53%, respectively, for 2012. Company-wide, our mix of corporate office versus non-corporate office sales was 61% and 39%, respectively, in 2012. We believe the appeal and utilization of modular carpet is growing in each of these non-corporate office market segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these segments around the world.

In the first quarter of 2012, we committed to a new restructuring plan in our continuing efforts to reduce costs across our worldwide operations and more closely align our operations with reduced demand levels in certain markets. The plan primarily consisted of ceasing manufacturing and warehousing operations at our facility in Shelf, England. In connection with this restructuring plan, we incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in the amount of $16.3 million, as well as additional related charges of $0.8 million in the third quarter of 2012 and $2.3 million in the fourth quarter of 2012.

On July 20, 2012, a fire occurred at our manufacturing facility in Picton, Australia. The facility’s carpet production line, primarily comprised of tufting and backing machinery, sustained extensive damage and was rendered inoperable. Other areas of the Picton site relating to yarn preparation and warehousing were largely undamaged by the fire. The finished goods inventory and some raw materials for the business are kept at a separate offsite location and were not affected by this incident. The Picton facility served our customers throughout Australia and New Zealand. It represented approximately 7% of our total annual production, 10% of our net sales, and 13% of our operating income. Since the fire, we have utilized adequate production capacity at our manufacturing facilities in Thailand, China and elsewhere to meet customer demand typically serviced from Picton. We have business interruption and property damage insurance. We are in the process of building a new manufacturing facility in Minto, Australia and expect it to become operational in late 2013.

In August of 2012, we sold our Bentley Prince Street business segment, which designed, manufactured and marketed high-end, designer-oriented broadloom and modular carpet. For additional information, please see Items 7 and 8 of this Annual Report.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment. We are the world’s leading manufacturer of carpet tile. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users have become more familiar with its unique attributes. We continue to drive this trend with our product innovations and designs discussed below. According to the 2012 Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was ranked as the number one “hot product” for the eleventh consecutive year. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership. Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace. Our established brand names in carpets are leaders in the industry. The 2012 Floor Focus survey ranked our Interface brand first or second in each of the survey categories of performance, service and design. On the international front, Interface and Heuga® are well-recognized brand names in carpet tiles for commercial, institutional and residential use. More generally, as the appeal and utilization of modular carpet continues to expand into market segments such as government, healthcare, education, hospitality, and retail and residential space, our reputation as the pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets.

Innovative Product Design and Development Capabilities. Our product design and development capabilities have long given us a significant competitive advantage, and they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our best design innovations is our i2™ modular product line, which includes our popular Entropy® product for which we received a patent in 2005 on the key elements of its design. The i2 line introduced and features mergeable dye lots, and includes carpet tile products designed to be installed randomly without reference to the orientation of neighboring tiles. The i2 line offers cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. Our i2 line of products, which now comprises approximately 38% of our total U.S. modular carpet business, represents a differentiated category of smart, environmentally sensitive and stylish modular carpet, and Entropy has been the fastest growing product in our history. The award-winning design firm David Oakey Designs had a pivotal role in developing our i2 product line, and our long-standing exclusive relationship with David Oakey Designs remains vibrant and augments our internal research, development and design staff. Another recent innovation is our patented TacTiles® carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles, thus eliminating the need for traditional carpet adhesive and resulting in a reduction in installation time and waste materials.

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

Recognized Global Leadership in Ecological Sustainability. Our long-standing goal and commitment to be ecologically “sustainable” — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — has emerged as a competitive strength for our business and remains a strategic initiative. It includes Mission Zero®, our global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us with a differentiating advantage in competing for business among architects, designers and end users of our products, who increasingly make purchase decisions based on “green” factors. The 2012 Floor Focus survey, which named our Interface business the top among “Green Leaders”, found that 74% of the designers surveyed consider sustainability an added benefit and 23% consider it a “make or break” issue when deciding what products to recommend or purchase.

Strong Operating Leverage Position. Our operating leverage, which we define as our ability to realize profit on incremental sales, is strong and generally allows us to increase earnings at a higher rate than our rate of increase in net sales. Our operating leverage position is primarily a result of (1) the specified, high-end nature and premium positioning of our principal products in the marketplace, and (2) the mix of fixed and variable costs in our manufacturing processes that allow us to increase production of most of our products without significant increases in capital expenditures or fixed costs. For example, while net sales from our modular carpet increased from $646.2 million in 2005 to $930.7 million in 2007 (a period in which our industry and business were recovering from a prior downturn), our operating income from that segment increased from $77.4 million (12.0% of net sales) in 2005 to $133.7 million (14.4% of net sales) in 2007.

Experienced and Motivated Management and Sales Force. An important component of our competitive position is the quality of our management team and its commitment to developing and maintaining an engaged and accountable workforce. Our team is highly skilled and dedicated to guiding our overall growth and expansion into our targeted market segments, while maintaining our leadership in traditional markets and our high contribution margins. We utilize an internal marketing and predominantly commissioned sales force of approximately 630 experienced personnel, stationed at over 70 locations in over 30 countries, to market our products and services in person to our customers. Our incentive compensation and our sales and marketing training programs are tailored to promote performance and facilitate leadership by our executives both in strategic areas as well as the company as a whole.

Our Business Strategy and Principal Initiatives

Our business strategy is to continue to use our leading position in modular carpet and our product design and global made-to-order capabilities as a platform from which to drive acceptance of modular carpet products across several industry segments, while maintaining our leadership position in the corporate office market segment. We will seek to increase revenues and profitability by capitalizing on the above strengths and pursuing the following key strategic initiatives:

Continue to Penetrate Non-Corporate Office Market Segments. We will continue our strategic focus on product design and marketing and sales efforts for non-corporate office market segments such as government, education, healthcare, hospitality, retail and residential space. We began this initiative as part of our market diversification strategy in 2001 (when our initial objective was reducing our exposure to the more severe economic cyclicality of the corporate office segment), and it has become a principal strategy generally for growing our business and enhancing profitability. We have shifted our mix of corporate office versus non-corporate office modular carpet sales in the Americas to 47% and 53%, respectively, for fiscal 2012 from 64% and 36%, respectively, in fiscal 2001. To implement this strategy, we:

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

As part of this strategy, our FLOR line of products focuses on the approximately $11 billion U.S. residential carpet market segment. These products were specifically created to bring high style modular carpet to the North American residential market. We offer FLOR directly and over the Internet, in a FLOR catalog and in our 18 FLOR retail stores, and we plan to add four or five more retail stores in 2013. FLOR is also offered by many specialty retailers and in a number of major retail catalogs. Through such direct and indirect retailing, FLOR sales have grown more than 100% from 2005 to 2012.

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

Sustain Leadership in Product Design and Development. As discussed above, our leadership position for product design and development is a competitive advantage and key strength. Our i2 products and TacTiles installation system have confirmed our position as an innovation leader in modular carpet. We will continue initiatives to sustain, augment and capitalize upon that strength to continue to increase our market share in targeted market segments. Our Mission Zero global branding initiative, which draws upon and promotes our ecological sustainability commitment, is part of those initiatives and includes placing our Mission Zero logo on many of our marketing and merchandising materials distributed throughout the world.

Use Strong Free Cash Flow Generation to De-leverage Our Balance Sheet. Our principal business has been structured – including through our rationalization and repositioning initiatives – to yield high contribution margins and generate strong free cash flow (by which we mean cash available to apply towards debt service and potential stock repurchases, strategic acquisitions and the like). Our historical investments in global manufacturing capabilities and mass customization techniques and facilities, which we have maintained, also contribute to our ability to generate substantial levels of free cash flow. We will use our strong free cash flow generation capability to continue to repay debt and strengthen our financial position. We will also continue to execute programs to reduce costs further and enhance free cash flow. In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow as demand for our products rises.

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

Our Products and Services

Modular Carpet

Interface is the world’s largest manufacturer and marketer of modular carpet. Our modular carpet system, which is marketed under the established global brands Interface and Heuga, utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 cm x 50 cm) or rectangles to produce a floorcovering that combines the appearance and texture of traditional soft floorcovering with the advantages of a modular carpet system. Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that provides dimensional stability and reduces the need for adhesives or fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we market under the GlasBacRE brand. In 2008, we introduced the Convert™ collection of carpet tile designed and manufactured with yarn containing varying degrees of post-consumer nylon, depending on the style and color. We received the 2012 and 2011 Best of NeoCon Silver Awards in the modular carpet category for our Urban Retreat™ and Luxe at Work™ Collections, respectively.

Our carpet tile has become popular for a number of reasons. Carpet tile incorporating our reinforced backing may be easily removed and replaced, permitting rearrangement of furniture without the inconvenience and expense associated with removing, replacing or repairing other soft surface flooring products, including broadloom carpeting. Because a relatively small portion of a carpet installation often receives the bulk of traffic and wear, the ability to rotate carpet tiles between high traffic and low traffic areas and to selectively replace worn tiles can significantly increase the average life and cost efficiency of the floorcovering. In addition, carpet tile facilitates access to sub-floor air delivery systems and telephone, electrical, computer and other wiring by lessening disruption of operations. It also eliminates the cumulative damage and unsightly appearance commonly associated with frequent cutting of conventional carpet as utility connections and disconnections are made. We believe that, within the overall floorcovering market, the worldwide demand for modular carpet is increasing as more customers recognize these advantages.

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

Broadloom Carpet

In August of 2012, we sold our Bentley Prince Street business segment to a third party. This business designed, manufactured and marketed high-end, designer-oriented broadloom and modular carpet for commercial and residential markets. As a result of this sale, we no longer have a presence in the broadloom carpet market.

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

Marketing and Sales

We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we also emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including Interface, FLOR and Heuga. Our exclusive consulting agreement with the award-winning, premier design firm David Oakey Designs enabled us to introduce more than 20 new carpet designs in the United States in 2012 alone.

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

We primarily use our internal marketing and sales force to market our carpet products. In order to implement our global marketing efforts, we have product showrooms or design studios in the United States, Canada, Mexico, Brazil, Denmark, England, France, Germany, Spain, the Netherlands, India, Australia, Norway, United Arab Emirates, Russia, Singapore, Hong Kong, Thailand, China and elsewhere. We expect to open offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

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

Manufacturing

We manufacture carpet at two locations in the United States and at facilities in the Netherlands, the United Kingdom, Thailand and China. Until July of 2012, we also manufactured carpet in Australia, but as a result of a fire this facility is no longer operational. We are in the process of building a new facility in Australia and expect it to become operational in late 2013.

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

The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands and Thailand are certified under International Standards Organization (ISO) Standard No. 14001.

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

Competition

We compete, on a global basis, in the sale of our modular carpet products with other carpet manufacturers and manufacturers of vinyl and other types of floorcoverings, including broadloom carpet. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. We believe we are the largest manufacturer of modular carpet in the world. However, a number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and some of these competitors have financial resources greater than ours. In addition, some of the competing carpet manufacturers have the ability to extrude at least some of their requirements for fiber used in carpet products, which decreases their dependence on third party suppliers of fiber.

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

We believe we have competitive advantages in several other areas as well. First, our exclusive relationship with David Oakey Designs allows us to introduce numerous innovative and attractive carpet tile products to our customers. Additionally, we believe that our global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. We believe that the incorporation of the Intersept antimicrobial chemical agent into the backing of our modular carpet enhances our ability to compete successfully across all of our market segments generally, and specifically with resilient tile in the healthcare market.

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

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 80 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $12.4 million, $12.1 million and $11.1 million in 2012, 2011, and 2010, respectively.

Our research and development team provides technical support and advanced materials research and development for us. The team assisted in the development of our NexStep® backing, which employs moisture-impervious polycarbite precoating technology with a chlorine-free urethane foam secondary backing, and also helped develop a post-consumer recycled content, polyvinyl chloride, or PVC, extruded sheet process that has been incorporated into our GlasBacRE modular carpet backing. Our post-consumer recycled content PVC extruded sheet exemplifies our commitment to “closing-the-loop” in recycling. More recently, this team developed our patented TacTiles carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles. The team also helped implement our Cool Blue flexible inputs backing line and our ReEntry 2.0 reclaimed carpet separation technology and post-consumer recycling technology for nylon face fibers. With a goal of supporting sustainable product designs in floorcoverings applications, we continue to evaluate renewable polymers for use in our products.

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

David Oakey Designs provides carpet design and consulting services to us pursuant to a consulting agreement. David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our modular carpet businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The current agreement runs through April 2014. While the agreement is in effect, David Oakey Designs cannot provide similar services to any other carpet company. Through our relationship with David Oakey Designs, we introduced more than 20 new carpet designs in 2012 alone, and have enjoyed considerable success in winning U.S. carpet industry awards.

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

We have engaged some of the world’s leading authorities on global ecology as environmental advisors. The list of advisors includes: Paul Hawken, author of The Ecology of Commerce: A Declaration of Sustainability and The Next Economy, and co-author of Natural Capitalism: Creating the Next Industrial Revolution; Amory Lovins, energy consultant and co-founder of the Rocky Mountain Institute; John Picard, President of E2 Environmental Enterprises; Bill Browning, fellow and former director of the Rocky Mountain Institute’s Green Development Services; Janine M. Benyus, author of Biomimicry; and Bob Fox, renowned architect.

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

Backlog

Our backlog of unshipped orders was approximately $108.4 million at February 15, 2013, compared with approximately $101.1 million at February 19, 2012. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 15, 2013 are expected to be shipped during the succeeding six to nine months.

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

We also own many trademarks in the United States and abroad. In addition to the United States, the primary countries in which we have registered our trademarks are the United Kingdom, Germany, Italy, France, Canada, Australia, Japan, and various countries in Central America, South America and Asia. Some of our more prominent registered trademarks include: Interface, FLOR, Heuga, Intersept, GlasBac, Intercell, and Mission Zero. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

Financial Information by Operating Segments and Geographic Areas

The Notes to Consolidated Financial Statements appearing in Item 8 of this Report set forth information concerning our sales and long-lived assets by geographic areas. Following the sale of Bentley Prince Street, we have only one operating segment. Current and prior periods have been reclassified to include the results of operations and related disposal costs, gains and losses for the Bentley Prince Street business as discontinued operations. In addition, assets and liabilities of the Bentley Prince Street business have been reported in assets and liabilities held for sale for all reported periods.

Employees

At December 30, 2012, we employed a total of 3,146 employees worldwide. Of such employees, 1,748 were clerical, staff, sales, supervisory and management personnel and 1,398 were manufacturing personnel. We also utilized the services of 131 temporary personnel as of December 30, 2012.

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

Environmental Matters

Our operations are subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands and Thailand are certified under ISO Standard No. 14001.

Executive Officers of the Registrant

Our executive officers, their ages as of December 30, 2012, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	58	President and Chief Executive Officer
Robert A. Coombs	54	Senior Vice President (Asia-Pacific)
Patrick C. Lynch	43	Senior Vice President and Chief Financial Officer
Lindsey K. Parnell	55	Senior Vice President (Europe)
John R. Wells	51	Senior Vice President (Americas)
Raymond S. Willoch	54	Senior Vice President-Administration, General Counsel and Secretary

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

Mr. Wells joined us in February 1994 as Vice President-Sales of Interface Flooring Systems, Inc. (now InterfaceFLOR, LLC), our principal U.S. modular carpet subsidiary. Mr. Wells was promoted to Senior Vice President-Sales & Marketing of Interface Flooring Systems in October 1994. He was promoted to Vice President of Interface and President of Interface Flooring Systems in July 1995. In March 1998, Mr. Wells was also named President of both Prince Street Technologies, Ltd. and Bentley Mills, Inc. (our former U.S. broadloom operations), making him President of all three of our U.S. carpet mills at that time. In November 1999, Mr. Wells was named Senior Vice President of Interface, and President and Chief Executive Officer of Interface Americas Holdings, LLC (formerly Interface Americas, Inc.), thereby assuming operations responsibility for all of our floorcovering businesses in the Americas.

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

Available Information

We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is http://www.interface.com. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is http://www.sec.gov.

Interface, Inc. was incorporated in 1973 as a Georgia corporation.

Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of the Securities Act of 1933, and the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed below in Item 1A, “Risk Factors”.

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

The ongoing worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of many business operations worldwide. This shortage of liquidity and credit, combined with recent substantial losses in worldwide equity markets, could lead to a worldwide economic recession and result in a material adverse effect on our business, financial condition and results of operations. Specifically, the limited availability of credit and liquidity adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations. Consequently, customers may defer, delay or cancel renovation and construction projects where our carpet is used, resulting in decreased orders and sales for us, and they also may not be able to pay us for those products and services we already have provided to them. For the same reasons, suppliers may not be able to produce and deliver raw materials and other goods and services that we have ordered from them, thus disrupting our own manufacturing operations. In addition, our ability to obtain funding from capital markets may be severely restricted at a time when we would like, or need, to access those markets. This inability to obtain that funding could prevent us from pursuing important strategic growth plans, from reacting to changing economic and business conditions, and from refinancing existing debt (which in turn could lead to a default on our debt). The financial and credit crisis also could have an impact on the lenders under our credit facilities, causing them to fail to meet their obligations to provide us with loans and letters of credit, which are important sources of liquidity for us.

Our domestic revolving credit facility matures in June 2016 and our 7 5/8% Senior Notes mature in December 2018. We cannot assure you that we will be able to renegotiate or refinance this debt on commercially reasonable terms, or at all, especially given the ongoing worldwide financial and credit crisis.

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

We compete with a large number of manufacturers in the highly competitive floorcovering products market, and some of these competitors have greater financial resources than we do.

The floorcovering industry is highly competitive. Globally, we compete for sales of floorcovering products with other carpet manufacturers and manufacturers of other types of floorcovering. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. Some of our competitors, including a number of large diversified domestic and foreign companies who manufacture modular carpet as one segment of their business, have greater financial resources than we do.

Our success depends significantly upon the efforts, abilities and continued service of our senior management executives and our principal design consultant, and our loss of any of them could affect us adversely.

We believe that our success depends to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs provides to our internal design staff. Specifically, David Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. Our current agreement with David Oakey Designs extends to April 2014. The loss of any of these key persons could have an adverse impact on our business because each has a great deal of knowledge, training and experience in the carpet industry – particularly in the areas of sales, marketing, operations, product design and management – and could not easily or quickly be replaced.

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuations.

We have substantial international operations. In 2012, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2012 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

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

The market price of our common stock has been volatile in the past and may continue to be volatile going forward. Such volatility may cause precipitous drops in the price of our common stock on the Nasdaq Global Select Market and may cause your investment in our common stock to lose significant value. As a general matter, market price volatility has had a significant effect on the market values of securities issued by many companies for reasons unrelated to their operating performance. We thus cannot predict the market price for our common stock going forward.

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

We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings), all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
Bangkok, Thailand	275,946
Craigavon, N. Ireland(1)	80,986
LaGrange, Georgia	539,545
LaGrange, Georgia(1)	209,337
Minto, Australia(1)	259,356
Scherpenzeel, the Netherlands	245,420
Scherpenzeel, the Netherlands(1)	121,515
West Point, Georgia	250,000
Taicang, China(1)	71,375

(1)	Leased.

Until July of 2012, we manufactured carpet at an owned facility in Picton, Australia, but as a result of a fire this facility is no longer operational. We have leased a new facility in Minto, Australia and expect it to begin manufacturing operations in late 2013.

We maintain marketing offices in over 70 locations in over 30 countries and distribution facilities in approximately 40 locations in six countries. Most of our marketing locations and many of our distribution facilities are leased.

We believe that our manufacturing and distribution facilities and our marketing offices, particularly with the rebuilding of a manufacturing facility in Minto, Australia, are sufficient for our present operations. We will continue, however, to consider the desirability of establishing additional facilities and offices in other locations around the world as part of our business strategy to meet expanding global market demands. Substantially all of our owned properties in the United States, Europe and Australia are subject to mortgages, which secure borrowings under our debt instruments.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 3.

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to March 5, 2012, the Company had two classes of common stock – Class A Common Stock and Class B Common Stock. On March 5, 2012, the number of issued and outstanding shares of Class B Common Stock constituted less than 10% of the aggregate number of issued and outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, as the cumulative result of varied transactions that caused the conversion of shares of Class B Common Stock into shares of Class A Common Stock. Accordingly, the Class A Common Stock and Class B Common Stock are now, irrevocably from March 5, 2012, a single class of Common Stock in all respects.

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 15, 2013, we had 640 holders of record of our Common Stock. We estimate that there are in excess 5,500 beneficial holders of our Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s Common Stock on the Nasdaq Global Select Market as well as dividends paid during such periods.

	High	Low	Dividends Per Share
2013
First Quarter (through February 15, 2013)	$18.96	$15.90	$0.00
2012
Fourth Quarter	$16.37	$12.94	$0.025
Third Quarter	14.79	11.62	0.025
Second Quarter	14.89	11.14	0.02
First Quarter	14.08	10.76	0.02
2011
Fourth Quarter	$14.38	$9.75	$0.02
Third Quarter	20.48	11.02	0.02
Second Quarter	20.23	17.16	0.02
First Quarter	18.49	15.20	0.02

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

Stock Performance

The following graph and table compare, for the five-year period ended December 30, 2012, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) a self-determined peer group comprised primarily of companies in the commercial interiors industry, assuming an initial investment of $100 in each on December 30, 2007.

	12/30/07	12/28/08	1/3/10	1/2/11	1/1/12	12/30/12
Interface, Inc.	$100	$32	$52	$98	$73	$100
NASDAQ Composite Index	$100	$58	$87	$102	$102	$117
Previous Self-Determined Peer Group (13 Stocks)	$100	$40	$57	$79	$75	$105
New Self-Determined Peer Group (14 Stocks)	$100	$41	$63	$86	$84	$118

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.

(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.

(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

(4)	The index level was set to $100 as of December 30, 2007 (the last day of fiscal 2007).

(5)	The Company’s fiscal year ends on the Sunday nearest December 31.

(6)	The following companies are included in the New Self-Determined Peer Group depicted above: Acuity Brands, Inc.; Albany International Corp.; Apogee Enterprises, Inc.; Armstrong World Industries, Inc.; BE Aerospace, Inc.; The Dixie Group, Inc.; Herman Miller, Inc.; HNI Corporation (formerly known as Hon Industries, Inc.); Kimball International, Inc.; Knoll, Inc.; Mohawk Industries, Inc.; Steelcase, Inc.; Unifi, Inc.; and USG Corp. The New Self-Determined Peer Group differs from the Previous Self-Determined Peer Group (also included above for comparison) in the following respects: (i) it includes Apogee Enterprises, Inc. and Armstrong World Industries, Inc., and (ii) it no longer includes Actuant Corp.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the summary consolidated financial data presented below from our audited consolidated financial statements and the notes thereto for the years indicated. You should read the summary financial data presented below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included within this document. Amounts for all periods presented have been adjusted for discontinued operations.

	Selected Financial Data(1)
	2012	2011	2010	2009	2008
	(in thousands, except per share data and ratios)
Net sales	$932,020	$953,045	$862,314	$765,264	$946,816
Cost of sales	614,841	618,303	549,184	499,078	605,897
Operating income(2)	64,648	85,700	93,107	67,611	102,918
Income (loss) from continuing operations(3)	22,899	38,270	10,297	15,777	26,850
Income (loss) from discontinued operations, net of tax(4)	(16,956)	451	(963)	(4,013)	(66,517)
Net income (loss) attributable to Interface, Inc.	5,943	38,721	8,283	10,918	(40,873)
Income (loss) from continuing operations per common share attributable to Interface, Inc.
Basic	$0.35	$0.59	$0.14	$0.24	$0.43
Diluted	$0.35	$0.58	$0.14	$0.24	$0.42
Average Shares Outstanding
Basic	65,767	65,291	63,794	63,213	63,005
Diluted	65,900	65,486	64,262	63,308	63,276
Cash dividends per common share	$0.09	$0.08	$0.04	$0.01	$0.12
Property additions	42,428	38,050	31,715	8,753	29,300
Depreciation and amortization	29,175	35,317	27,927	25,189	23,664
Working capital	$268,825	$271,625	$238,937	$265,280	$240,123
Total assets	789,367	772,272	755,433	727,239	706,035
Total long-term debt	275,000	294,507	294,428	280,184	287,588
Shareholders’ equity	295,702	281,039	248,872	246,181	217,437
Current ratio(5)	2.7	2.8	2.4	2.9	2.6

(1)	In the third quarter of 2012, we sold our Bentley Prince Street business. The balances have been adjusted to reflect the discontinued operations of this business. For further analysis, see “Notes to Consolidated Financial Statements – Discontinued Operations” included in Item 8 of this Report.
(2)	The following charges and items are included in our operating income. In 2012, we recorded restructuring and asset impairment charges of $19.4 million as well as expenses related to the Australia fire of $1.7 million. In 2011, we recorded a restructuring and asset impairment charge of $5.8 million. In 2010 we recorded a restructuring charge of $2.9 million. In 2009, we recorded restructuring charges of $6.9 million. Also in 2009, we recorded income from litigation settlements of $5.9 million. In 2008, we recorded a restructuring charge of $10.9 million.
(3)	Included in the 2010 income from continuing operations are pre-tax expenses of $44.4 million related to bond retirement. Included in the 2008 loss from continuing operations is tax expense of $13.3 million related to the anticipated repatriation in 2009 of foreign earnings.
(4)	Included in loss from discontinued operations, net of tax, are goodwill and other intangible asset impairment charges of $61.2 million in 2008 related to our Bentley Prince Street business which was subsequently sold in 2012. Also included in loss from discontinued operations, net of tax, are charges for write-offs and impairments of other assets of $5.2 million in 2008 related to our former Fabrics business segment which was sold in 2007.
(5)	Current ratio is the ratio of current assets to current liabilities. For purposes of computing our current ratio: (a) current assets include assets of businesses held for sale of $60.7 million for 2011, $55.6 million for 2010, $55.3 million for 2009 and $71.5 million for 2008. Current liabilities include liabilities of businesses held for sale of $8.3 million for 2011, $7.9 million for 2010, $2.4 million for 2009 and $7.8 million for 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our revenues are derived from sales of floorcovering products, primarily modular carpet (we sold our broadloom carpet operations in August 2012). Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors industry, including the market for floorcovering products, is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our business.

During the past several years, we have successfully focused more of our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet sales in the Americas has shifted over the past several years to 47% and 53%, respectively, for 2012 compared with 64% and 36%, respectively, in 2001. Company-wide, our mix of corporate office versus non-corporate office sales was 61% and 39%, respectively, in 2012. We expect a further shift in the future as we continue to implement our market diversification strategy.

During 2012, we had net sales of $932.0 million, compared with $953.0 million in 2011. Operating income for 2012 was $64.6 million, compared with $85.7 million for 2011. Income from continuing operations for 2012 was $22.9 million, or $0.35 per diluted share, compared with $38.3 million, or $0.58 per diluted share, in 2011. Net income for 2012 was $5.9 million, or $0.09 per diluted share, compared with $38.7 million, or $0.59 per diluted share, in 2011.

Included for our results for 2012 are $19.4 million of restructuring and asset impairment charges and $1.7 million of expenses related to the fire at our Australian manufacturing facility, as discussed below. Also included in our 2012 results is a loss from discontinued operations, net of tax, of $17.0 million related to the now discontinued Bentley Prince Street business segment. Included in our results for 2011 are $5.8 million of restructuring charges. Included in our results for 2010 are bond retirement expenses of $44.4 million related to our repurchases of our 11 3/8% Senior Secured Notes and 9.5% Senior Subordinated Notes, as well as restructuring charges of $2.9 million.

Fire at Australia Facility

In July 2012, a fire occurred at our manufacturing facility in Picton, Australia. The fire caused extensive damage to the facility, as well as disruption to business activity in the region. We have taken steps towards re-adapting our supply chain with product from our facilities in China, Thailand, the U.S. and Europe. While this is being executed with success, there were, as expected, delays in shipments that affected sales following the fire. At this time, it is difficult to quantify the financial impacts of the fire, but we believe it negatively affected net sales by approximately $13-18 million during the balance of 2012. For additional information on the fire, please see the Note entitled “Fire at Australian Manufacturing Facility” in Item 8 of this Report.

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

Our discontinued operations had net sales of $57.0 million, $104.0 million and $99.5 million in 2012, 2011 and 2010, respectively (these results are included in our statements of operations as part of the “Income (loss) from discontinued operations, net of tax”). Income (loss) from discontinued operations, inclusive of the loss on disposal as well as costs to sell the business, net of tax, was ($17.0) million in 2012, $0.5 million in 2011 and ($1.0) million in 2010. For additional information on discontinued operations, see the Notes entitled “Discontinued Operations” and “Taxes on Income” in Item 8 of this Report.

Restructuring Charges

2012 Restructuring Plan

In the first quarter of 2012, we committed to a new restructuring plan in our continuing efforts to reduce costs across our worldwide operations and more closely align our operations with reduced demand levels in certain markets. The plan primarily consisted of ceasing manufacturing and warehousing operations at our facility in Shelf, England. In connection with this restructuring plan, we incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million, as well as additional related charges of $0.8 million in the third quarter of 2012 and $2.3 million in the fourth quarter of 2012. These charges are comprised of severance expenses of $8.5 million for a reduction of 145 employees, other related exit costs of $1.6 million, and impairment of assets of approximately $9.4 million. Approximately $10.1 million of the charge will result in cash expenditures, primarily severance expense.

2011 Restructuring Plan

In 2011, we committed to a restructuring plan intended to reduce costs across our worldwide operations and more closely align our operations with reduced demand in certain markets. As a result of this plan, we incurred pre-tax restructuring and asset impairment charges of $5.8 million in 2011. The majority of this charge ($5.0 million) relates to the severance of approximately 90 employees in Europe, Asia and the United States. The remainder of the charge ($0.8 million) relates to contract termination and fixed asset impairment costs. Approximately $5.0 million of this charge will result in cash expenditures, primarily severance expenses. Actions and expense related to this plan were substantially completed by the end of 2011.

2010 Restructuring Plan

In 2010, we adopted a restructuring plan primarily related to workforce reduction in our European modular carpet operations. This reduction was in response to the continued challenging economic climate in that region. Smaller amounts were incurred in connection with restructuring activities in the Americas. A total of approximately 50 employees were affected by this restructuring plan. In connection with this plan, we recorded a pre-tax restructuring charge of $2.9 million. Substantially all of this charge involved cash expenditures, primarily severance expenses. Actions and expenses related to this plan were substantially completed in 2010.

7 5/8% Senior Notes

On December 3, 2010, we completed a private offering of $275 million aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”). Interest on the 7 5/8% Senior Notes is payable semi-annually on June 1 and December 1 (the first payment was on June 1, 2011). We used the net proceeds from the sale of the 7 5/8% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of our 11 3/8% Senior Secured Notes and approximately $98.5 million aggregate principal amount of our 9.5% Senior Subordinated Notes, pursuant to a tender offer we conducted in 2010. We incurred $44.4 million of bond retirement expenses in 2010 in connection with these repurchases pursuant to the tender offer.

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

Redemption of 9.5% Senior Subordinated Notes due 2014

In the first quarter of 2010, we redeemed $25 million aggregate principal amount of our 9.5% Senior Subordinated Notes (the “9.5% Senior Subordinated Notes”) at a price equal to 103.167% of the face value of the notes, plus accrued interest to the redemption date. We incurred $1.1 million of bond retirement expenses in connection with these repurchases. In the fourth quarter of 2010, we repurchased $98.5 million aggregate principal amount of these notes pursuant to the tender offer discussed above in connection with the issuance of the 7 5/8% Senior Notes. Following such redemption and repurchase of our 9.5% Senior Subordinated Notes, $11.5 million aggregate principal amount of our 9.5% Senior Subordinated Notes remained outstanding. In April 2012, we redeemed the balance of the 9.5% Senior Subordinated Notes at a price equal to 100% of the face value of the notes, plus accrued interest to the redemption date.

Analysis of Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 51% in 2012, 54% in 2011, and 55% in 2010. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, favorably affected our reported results during 2011, when the euro was strengthening relative to the U.S. dollar. During the years 2012 and 2010, the dollar strengthened versus the euro, having the opposite effect on our reported results. The following table presents the amount (in U.S. dollars) by which the exchange rates for converting euros into U.S. dollars have affected our net sales and operating income during the past three years:

	2012	2011	2010
	(in millions)
Net sales	$(23.5)	$14.6	$(14.4)
Operating income	(2.0)	1.4	(2.1)

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations during the past three years:

	Fiscal Year
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.0	64.9	63.7

Gross profit on sales	34.0	35.1	36.3
Selling, general and administrative expenses	24.8	25.5	25.2
Restructuring and asset impairment charges	2.1	0.6	0.3
Expenses related to Australia fire	0.2	0.0	0.0

Operating income	6.9	9.0	10.8
Interest/Other expense	2.9	2.8	4.0
Bond retirement expenses	0.0	0.0	5.1

Income from continuing operations before tax	4.1	6.2	1.7
Income tax expense	1.6	2.2	0.5

Income from continuing operations	2.5	4.0	1.2
Discontinued operations, net of tax	(1.8)	0.0	(0.1)

Net income	0.6	4.1	1.1

Net income attributable to Interface, Inc.	0.6	4.1	1.0

Net Sales

Below we provide information regarding our net sales and analyze those results for each of the last three fiscal years. Fiscal years 2012, 2011 and 2010 were 52-week periods. (As a result of the sale of our Bentley Prince Street Segment in 2012, we currently have only one segment for segment reporting purposes.)

	Fiscal Year			Percentage Change
	(in thousands)			2012 compared	2011 compared
	2012	2011	2010	with 2011	with 2010
Net Sales	$932,020	$953,045	$862,314	(2.2)%	10.5%

For 2012, net sales decreased $21.0 million (2.2%) versus 2011. On a worldwide basis, the general economic uncertainty has had an impact on buyers of our product, as we experienced declines in almost all market segments with the exception of the residential market. On a geographic basis, we experienced a sales increase in the Americas (up 5.1%), which was offset by decreases in Europe (down 8.1%) and Asia-Pacific (down 13.2%). In the Americas, the increase in sales was due to the continued rebound of the corporate office market (up 7%), as well as increases in the residential (up 23%) and education (up 6%) market segments. The increase in residential was largely as a result of the continuing roll-out of our FLOR stores, which now comprises 17 locations across the United States and one store in Canada. These increases in the Americas were somewhat offset by decreases in the government (down 10%) and healthcare (down 7%) market segments. The weighted average selling price per square yard in the Americas saw an increase of approximately 5% in 2012. In Europe, currency translation was the driving factor behind the 2012 decrease, as we experienced a decline of 8% as reported in U.S. dollars, but in local currency the sales were essentially even with the prior year. All market segments in Europe experienced a decline as reported in U.S. dollars, with corporate office being the most significant (down 6%). On a local currency basis, however, the corporate office segment saw a 2% increase, which was mitigated by smaller decreases in the retail (down 13%) and government (down 7%) market segments. The weighted average selling price per square yard in Europe was down approximately 3% in U.S. dollars, but up approximately 5% in local currency. Due largely to both the fire in our plant in Australia in July of 2012, as well as the lack of government stimulus funds in 2012 versus 2011, we experienced a sales decline in the Asia-Pacific region of 13% versus 2011. While it is difficult to quantify, we believe that the fire at our Australia facility and the related delays in shipments while we worked to stabilize our supply chain led to a reduction of $13-$18 million in net sales for 2012. The most significant decline was in the education market (down 52%) due to the curtailment of government stimulus in the region, particularly in Australia. The decline in Asia-Pacific was also fueled by lower sales in the hospitality (down 44%) and corporate office (down 3%) market segments. The weighted average selling price in the Asia-Pacific region was essentially even compared with 2011. We have begun building a new facility in Australia which we hope to have completed by the fourth quarter of 2013. We believe this new facility, coupled with the stabilization of our supply chain from other facilities, will help improve performance in Asia-Pacific in 2013.

For 2011, net sales increased $90.7 million (10.5%) versus 2010. The weighted average selling price per square yard increased approximately 4% in 2011 versus 2010. On a geographic basis, we experienced increases in net sales in all regions for 2011 versus 2010, with our Americas, Europe and Asia-Pacific regions experiencing sales growth of 9%, 15% and 7%, respectively (Europe experienced 10% sales growth in local currency). The recovery of the corporate office market was the largest factor in this increase in sales, although smaller increases occurred in certain non-office commercial market segments. In the Americas, the corporate office market segment saw an increase of 16% during 2011. Success in certain non-office commercial markets also fueled the sales increase, particularly in the education (up 8%), healthcare (up 14%) and retail (up 6%) market segments. Sales in the residential market segment, helped by the opening of 5 new FLOR stores during the year, showed an improvement of 22% during 2011. These increases were offset somewhat by sales decreases in the government (down 11%) and hospitality (down 39%) market segments. Sales growth in Europe was also due to the strength of the corporate office market segment (up 19% in U.S. dollars, 14% in local currency), as well as success in the government (up 11% in U.S. dollars, 5% in local currency) and education (up 13% in U.S. dollars, 6% in local currency) market segments. These gains were somewhat offset by a decline in the residential market segment (down 47% in U.S. dollars, 50% in local currency) in Europe. As in our other geographic areas, the increased sales in Asia-Pacific were due to the strength of the corporate office market segment (up 13%). Asia-Pacific also saw increases in the healthcare (up 40%) and hospitality (up 26%) market segments. These increases were partially offset by sales decreases in the education (down 15%) and government (down 18%) market segments.

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses during the past three years:

	Fiscal Year			Percentage Change
	2012	2011	2010	2012 compared with 2011	2011 compared with 2010
Cost and Expenses	(in thousands)
Cost of Sales	$614,841	$618,303	$549,184	(0.5)%	12.6%
Selling, General and Administrative Expenses	231,358	243,287	217,080	(4.9)%	12.1%

Total	$846,199	$861,590	$766,264	(1.8)%	12.4%

For 2012, our cost of sales decreased $3.5 million (0.5%) versus 2011. Fluctuations in currency exchange rates resulted in approximately $10 million of decrease in cost of sales, so absent currency translation effects, there was an increase in the cost of sales in 2012 versus 2011. The increase absent currency translation effects is primarily attributable to (1) a 3-4% increase in raw material prices in 2012 versus 2011, (2) lower absorption of fixed manufacturing costs associated with lower production volumes in 2012 versus 2011, and (3) supply chain disruption in the second half of 2012 as a result of the fire at our facility in Picton, Australia. Due to these factors, we saw in increase in cost of sales as a percentage of sales to 66.0% in 2012 versus 64.9% in 2011. We did see improvement in gross margin in the fourth quarter of 2012 versus the comparable period in 2011 due to higher absorption of fixed costs due to higher production volumes, as well as the beginning of realization of savings from our 2012 restructuring plans. However, this quarterly improvement was not substantial enough to counteract the above factors in the earlier parts of the year.

For 2011, our cost of sales increased $69.1 million (12.6%) versus 2010. Fluctuations in currency exchange rates accounted for approximately $17 million (approximately 3%) of the increase. The primary components of this increase in cost of sales were the increases in raw materials costs (approximately $46 million) and labor costs (approximately $7 million) associated with higher production volumes, particularly in the first six months of 2011, compared with 2010. In addition, our raw materials costs during 2011 were approximately 7-9% higher than raw materials costs in the prior year. As a percentage of net sales, cost of sales increased to 64.9% for 2011, versus 63.7% in 2010. This percentage increase is primarily due to the significant increase in raw materials costs we experienced during 2011. Reduced absorption of fixed manufacturing costs due to lower production volumes during the fourth quarter of 2011 also negatively impacted gross profit margins as well.

For 2012, our selling, general and administrative expenses decreased $11.9 million (4.9%) versus 2011. Fluctuations in currency exchange rates accounted for approximately $4 million (1.5%) of the decrease. The largest component of the change in selling, general and administrative expense was a decrease in administrative costs of approximately $14 million, which is due primarily to lower stock compensation expense of $6 million during the first six months of 2012, particularly in the Americas, as a result of performance goals not being obtained to the same degree as in 2011. There also was a decrease in administrative expenses due to the significant restructuring actions which took place in 2011 and 2012, particularly in our European operations. We also experienced a decrease of $4 million in marketing expense, particularly in the Americas, due to lower catalog circulation in our FLOR business (approximately $1 million), as well as reduced marketing programs as we evaluate the cost effectiveness of our marketing platform in light of market requirements. These decreases were offset somewhat by increased selling costs of $7 million, primarily in the Americas, due to both the FLOR store rollout (approximately $2 million) as well as sales personnel additions in the Americas in response to positive market conditions in that region, and increased selling costs due to increased sales in the Americas (approximately $3 million increase.) Due to the above factors, as a percentage of net sales, selling, general and administrative costs declined to 24.8% in 2012 versus 25.5% in 2011.

For 2011, our selling, general and administrative expenses increased $26.2 million (12.1%) versus 2010. Fluctuations in currency exchange rates accounted for approximately $7 million (3%) of the increase. The primary components of this increase in selling, general and administrative expenses were (1) a $14.1 million increase in selling expense, commensurate with the increase in sales as well as selected investments made in our consumer market and diversification strategies, (2) an $11.1 million increase in overall administrative costs due, in part, to increases in non-cash incentive based pay during 2011, particularly in the first six months of the year. Due to these increases, as a percentage of net sales, selling, general and administrative expenses increased to 25.5% for 2011, versus 25.2% for 2010.

Interest Expense

For 2012 interest expense decreased $1.3 million versus 2011. This decrease was primarily due to the redemption of the remaining $11.5 million our 9.5% Senior Subordinated Notes due 2014 in April of 2012.

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

Tax

Our effective tax rate in 2012 was 39.9%, compared with an effective rate of 35.0% in 2011. This increase in effective rate was primarily attributable to (1) nondeductible business expenses associated with the fire at the Australia plant, and (2) a nondeductible reserve on capital assets associated with our 2012 restructuring plan. In addition, there were decreases in the effective rate attributable to the cash surrender value of life insurance policies and tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested, which were offset by increases in the effective rate for foreign and U.S tax effects attributable to foreign operations. For additional information on taxes and a reconciliation of effective tax rates to statutory tax rates, see the Note entitled “Taxes on Income” in Item 8 of this Report.

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

At December 30, 2012, we had $90.5 million in cash. Approximately $50.3 million of this cash was located in the Unites States, and the remaining $40.2 million was located at our international locations. Our position is that the cash located outside of the United States is permanently reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs support the status of our cash in foreign locations (particularly as we build our new facility in Minto, Australia and review other international investment opportunities). Of the $40.2 million in cash in foreign jurisdictions, approximately $9.2 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for U.S. federal and state income taxes on these amounts in accordance with applicable accounting standards.

As of December 30, 2012, we had no borrowings and $3.9 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility. As of December 30, 2012, we could have incurred $62.8 million of additional borrowings under our domestic revolving credit facility and €20.0 million (approximately $26.5 million) of additional borrowings under our European credit facility. In addition, we could have incurred the equivalent of $18.9 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

We have approximately $65.1 million in contractual cash obligations due by the end of fiscal year 2013, which includes, among other things, pension cash contributions, interest payments on our debt and capital expenditure commitments. Based on current interest rate and debt levels, we expect our aggregate interest expense for 2013 to be between $23 million and $26 million. We estimate aggregate capital expenditures in 2013 to be between $30 million and $40 million, although we are not committed to these amounts.

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

We also have $8.1 million aggregate principal amount outstanding of our 11 3/8% Senior Secured Notes.

It is important for you to consider that we have a significant amount of indebtedness. Our outstanding $8.1 million of 11 3/8% Senior Secured Notes mature in November 2013, our domestic revolving credit facility matures in June 2016, and our outstanding $275 million of 7 5/8% Senior Notes mature in 2018. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms, or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

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

Foreign Credit Facilities

Our European subsidiary Interface Europe B.V. and certain of Interface Europe B.V.’s subsidiaries have a Credit Agreement with The Royal Bank of Scotland (as successor to ABN AMRO Bank N.V.) (“RBS”). Under the Credit Agreement, RBS provides a credit facility, until further notice, for borrowings and bank guarantees of up to €20 million.

Interest on borrowings under the facility is charged at varying rates computed by applying a margin of 1% over RBS’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum. Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued. A facility fee of 0.5% per annum is payable with respect to the facility amount. The facility is secured by liens on certain real property, personal property and other assets of our principal European subsidiaries. The facility also includes certain financial covenants (which require the borrowers and their subsidiaries to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability (and the ability of certain of the borrowers’ subsidiaries) to take certain actions. As of December 30, 2012, there were no borrowings outstanding under this facility.

Some of our other non-U.S. subsidiaries have an aggregate of the equivalent of $18.9 million of lines of credit available. As of December 30, 2012, there were no borrowings outstanding under these lines of credit.

We are presently in compliance with all covenants under these foreign credit facilities and anticipate that we will remain in compliance with the covenants for the foreseeable future.

Senior and Senior Subordinated Notes

As of December 30, 2012, we had outstanding $275 million of our 7 5/8% Senior Notes and $8.1 million of our 11 3/8% Senior Secured Notes. The indentures governing these notes, on a collective basis, contain covenants that limit or restrict our ability to:

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

Each series of notes is guaranteed, fully, unconditionally, and jointly and severally, on an unsecured basis by each of our material U.S. subsidiaries. In addition, the 11 3/8% Senior Secured Notes (but not the 7 5/8% Senior Notes) are secured by a second-priority lien on substantially all of our and certain of our domestic subsidiaries’ assets that secure our domestic revolving credit facility (discussed above) on a first-priority basis.

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

Analysis of Cash Flows

Our primary sources of cash during 2012 were: (1) $32.2 million of net proceeds from the sale of our Bentley Prince Street business segment; (2) $20.0 million as a result of reduction of accounts receivable; and (3) $20.7 million of proceeds from the insurance company with regard to the fire at our Australian facility. Our primary uses of cash during 2012 were: (1) $42.4 million of capital expenditures; (2) an increase of prepaid expenses and other current assets of $11.9 million, primarily related to the insurance receivable for our fire claim in Australia; and (3) $11.5 million for the redemption of the remainder of our 9.5% Senior Subordinated Notes.

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

Our primary sources of cash during 2010 were: (1) $275.0 million of gross proceeds from the issuance of our 7 5/8% Senior Notes; (2) $28.2 million due to an increase of accounts payable and accrued expenses; and (3) $3.1 million from the exercise of employee stock options. Our primary uses of cash during 2010 were: (1) $280.0 million used to repurchase a portion of our 11 3/8% Senior Secured Notes and former 9.5% Senior Subordinated Notes; (2) $36.4 million for premiums paid in connection with the repurchase of these senior and senior subordinated notes; (3) $31.7 million for capital expenditures; and (4) $23.1 million due to an increase in inventory.

We believe that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future.

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations (including the remaining contractual obligations related to our discontinued operations) and the periods in which payments are due. The amounts and time periods are measured from December 30, 2012.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$283,143	$8,143	$0	$0	$275,000
Operating Lease Obligations(1)	72,799	21,655	28,665	11,279	11,200
Expected Interest Payments(2)	124,838	21,741	41,938	41,938	19,221
Unconditional Purchase Obligations(3)	2,789	2,723	56	10	0
Pension Cash Obligations(4)	118,686	10,850	22,181	23,265	62,390

Total Contractual Cash Obligations(5)	$602,255	$65,112	$92,840	$76,492	$367,811

(1)	Our capital lease obligations are insignificant.
(2)	Expected interest payments to be made in future periods reflect anticipated interest payments related to the $275.0 million of our 7 5/8% Senior Notes, and the $8.1 million of outstanding 11 3/8% Senior Secured Notes. We have also assumed in the presentation above that these notes will remain outstanding until maturity. We have excluded from the presentation interest payments and fees related to our revolving credit facilities (discussed above), because of the variability and timing of advances and repayments thereunder.
(3)	Unconditional purchase obligations do not include unconditional purchase obligations that are included as liabilities in our Consolidated Balance Sheet. Our capital expenditure commitments are not significant.
(4)	We have two foreign defined benefit plans and a domestic salary continuation plan. We have presented above the estimated cash obligations that will be paid under these plans over the next ten years. Such amounts are based on several estimates and assumptions and could differ materially should the underlying estimates and assumptions change. Our domestic salary continuation plan is an unfunded plan, and we do not currently have any commitments to make contributions to this plan. However, we do use insurance instruments to hedge our exposure under the salary continuation plan. Contributions to our other employee benefit plans are at our discretion.
(5)	The above table does not reflect unrecognized tax benefits of $25.2 million, the timing of which payments are uncertain. See the Note entitled “Taxes on Income” in Item 8 of this Report for further information.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 30, 2012, and January 1, 2012, we had approximately $128.2 million and $96.2 million of U.S. federal net operating loss carryforwards, respectively. In addition, as of December 30, 2012, and January 1, 2012, we had state net operating loss carryforwards of $187.0 million and $128.0 million, respectively. As of December 30, 2012, and January 1, 2012, we had approximately $3.5 million and $1.5 million of foreign net operating loss carryforwards, respectively. Certain of these carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2012 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted

Goodwill. Pursuant to applicable accounting standards, we test goodwill for impairment at least annually using a two step approach. In the first step of this approach, we prepare valuations of reporting units, using both a market comparable approach and an income approach, and those valuations are compared with the respective book values of the reporting units to determine whether any goodwill impairment exists. In preparing the valuations, past, present and expected future performance is considered. If impairment is indicated in this first step of the test, a step two valuation approach is performed. The step two valuation approach compares the implied fair value of goodwill to the book value of goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, including both recognized and unrecognized intangible assets, in the same manner as goodwill is determined in a business combination under applicable accounting standards. After completion of this step two test, a loss is recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill. If the actual fair value of the goodwill is determined to be less than that estimated, an additional write-down may be required.

During the fourth quarters of 2012, 2011 and 2010, we performed the annual goodwill impairment test. We perform this test at the reporting unit level. For our reporting units which carried a goodwill balance as of December 30, 2012, no impairment of goodwill was indicated. As of December 30, 2012, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed.

Inventories. We determine the value of inventories using the lower of cost or market. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on December 30, 2012, and January 1, 2012, was $12.9 million and $10.4 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2012 net income would be higher or lower by approximately $1.0 million, on an after-tax basis.

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

Increase (Decrease) in Projected Benefit Obligation
Foreign Defined Benefit Plans	(in millions)
1% increase in actuarial assumption for discount rate	$(43.1)
1% decrease in actuarial assumption for discount rate	$49.6

Increase (Decrease) in Projected Benefit Obligation
Domestic Salary Continuation Plan	(in millions)
1% increase in actuarial assumption for discount rate	$(2.7)
1% decrease in actuarial assumption for discount rate	$3.3

Environmental Remediation. We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of December 30, 2012, and January 1, 2012, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 30, 2012, and January 1, 2012, was $8.8 million and $8.9 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2012 net income would be higher or lower by approximately $0.5 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty reserve on December 30, 2012, and January 1, 2012, was $1.2 million and $0.9 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2012 net income would be higher or lower by approximately $0.1 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. In the past, we have maintained a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agree to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. As of December 30, 2012, and January 1, 2012, no such interest rate swaps were in place.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Northern Ireland, the Netherlands, China and Thailand, and sell our products in more than 100 countries. (In 2012, we ceased manufacturing operations at our facility in England. In addition, manufacturing in Australia has been suspended temporarily as we rebuild following a fire.) As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.

At December 30, 2012, we recognized an $8.5 million increase in our foreign currency translation adjustment account compared with January 1, 2012, because of the weakening of the U.S. dollar against certain foreign currencies during 2012.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 30, 2012. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $13.5 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $8.0 million.

Foreign Currency Exchange Rate Risk

As of December 30, 2012, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $9.4 million or an increase in the fair value of our financial instruments of $7.7 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR
	2012	2011	2010
	(in thousands, except per share data)
Net sales	$932,020	$953,045	$862,314
Cost of sales	614,841	618,303	549,184

Gross profit on sales	317,179	334,742	313,130
Selling, general and administrative expenses	231,358	243,287	217,080
Restructuring and asset impairment charges	19,425	5,755	2,943
Expenses related to Australia fire	1,748	0	0

Operating income	64,648	85,700	93,107

Interest expense	25,024	26,325	33,233
Bond retirement expenses	0	0	44,379
Other expense	1,521	465	582

Income from continuing operations before tax expense	38,103	58,910	14,913
Income tax expense	15,204	20,640	4,616

Income from continuing operations	22,899	38,270	10,297
Income (loss) from discontinued operations, net of tax	(16,956)	451	(963)

Net income	5,943	38,721	9,334
Net income attributable to noncontrolling interest in subsidiary	0	0	(1,051)

Net income attributable to Interface, Inc.	$5,943	$38,721	$8,283

Income (loss) per share attributable to Interface, Inc. common shareholders – basic
Continuing operations	$0.35	$0.59	$0.14
Discontinued operations	(0.26)	0.01	(0.01)

Net income per share attributable to Interface, Inc. common shareholders – basic	$0.09	$0.59	$0.13

Income (loss) per share attributable to Interface, Inc. common shareholders – diluted
Continuing operations	$0.35	$0.58	$0.14
Discontinued operations	(0.26)	0.01	(0.01)

Net income per share attributable to Interface, Inc. common shareholders – diluted	$0.09	$0.59	$0.13

Basic weighted average common shares outstanding	65,767	65,291	63,794
Diluted weighted average common shares outstanding	65,900	65,486	64,262

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEAR
	2012	2011	2010
	(in thousands)
Net income	$5,943	$38,721	$9,334
Other comprehensive income (loss)
Foreign currency translation adjustment	8,539	(7,614)	(1,754)
Pension liability adjustment	771	(5,066)	1,990

Comprehensive income	15,253	26,041	9,570
Comprehensive income attributable to noncontrolling interest	0	0	(1,509)

Comprehensive income attributable to Interface, Inc.	$15,253	$26,041	$8,061

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2012	2011
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$90,533	$50,624
Accounts receivable, net	137,313	140,800
Inventories	141,176	140,485
Prepaid expenses and other current assets	51,358	20,522
Deferred income taxes	10,271	9,699
Assets of businesses held for sale	0	60,683

Total current assets	430,651	422,813
Property and equipment, net	165,725	177,925
Deferred tax asset	62,856	47,290
Goodwill	75,672	74,557
Other assets	54,463	49,687

	$789,367	$772,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,292	$52,226
Accrued expenses	97,424	90,693
Current portion of long-term debt	8,110	0
Liabilities held for sale	0	8,269

Total current liabilities	161,826	151,188
Senior notes	275,000	283,030
Senior subordinated notes	0	11,477
Deferred income taxes	7,339	8,391
Other	49,500	37,147

Total liabilities	493,665	491,233

Commitments and contingencies
Shareholders’ equity
Preferred stock	0	0
Common stock	6,606	6,548
Additional paid-in capital	366,677	361,400
Retained deficit	(16,746)	(16,764)
Accumulated other comprehensive loss – foreign currency translation	(25,344)	(33,883)
Accumulated other comprehensive loss – pension liability	(35,491)	(36,262)

Total shareholders’ equity	295,702	281,039

	$789,367	$772,272

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR
	2012	2011	2010
	(in thousands)
OPERATING ACTIVITIES:
Net income	$5,943	$38,721	$9,334
Income (loss) on discontinued operations, net of taxes	(16,956)	451	(963)

Income from continuing operations	22,899	38,270	10,297
Adjustments to reconcile income to cash provided by operating activities
Depreciation and amortization	25,882	25,179	25,051
Stock compensation amortization expense	3,293	10,138	2,876
Premium paid to repurchase senior and senior subordinated notes	0	0	36,374
Bad debt expense	1,119	1,560	2,031
Deferred income taxes and other	(11,164)	4,549	(6,999)
Working capital changes:
Accounts receivable	19,994	(7,453)	(21,418)
Inventories	1,075	(31,629)	(23,103)
Prepaid expenses and other current assets	(11,948)	1,359	(5,970)
Accounts payable and accrued expenses	(4,262)	(17,609)	28,241

Cash provided by operating activities	46,888	24,364	47,380

INVESTING ACTIVITIES:
Capital expenditures	(42,428)	(38,050)	(31,715)
Other	(2,629)	(1,566)	(5,328)
Net proceeds from sale of Bentley Prince Street	32,174	0	0
Cash received from insurance company	20,718	0	0

Cash provided by (used in) investing activities	7,835	(39,616)	(37,043)

FINANCING ACTIVITIES:
Borrowing of long-term debt	0	0	275,000
Dividends paid	(5,925)	(5,227)	(2,721)
Debt issuance costs	0	(1,025)	(5,930)
Repurchase of senior and senior subordinated notes	(11,477)	0	(279,966)
Premium paid to repurchase senior and senior subordinated notes	0	0	(36,374)
Purchase of noncontrolling interest	0	0	(11,488)
Proceeds from issuance of common stock	1,496	2,669	3,103

Cash used in financing activities	(15,906)	(3,583)	(58,376)

Net cash provided by (used in) operating, investing and financing activities	38,817	(18,835)	(48,039)
Effect of exchange rate changes on cash	1,092	234	1,912

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	39,909	(18,601)	(46,127)
Balance, beginning of year	50,624	69,225	115,352

Balance, end of year	$90,533	$50,624	$69,225

See accompanying notes to consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a recognized leader in the worldwide commercial interiors market, offering modular carpet. The Company manufactures modular carpet focusing on the high quality, designer-oriented sector of the market, and provides specialized carpet replacement, installation and maintenance services. Additionally, the Company offers Intersept, a proprietary antimicrobial used in a number of interior finishes.

In 2012, the Company sold its Bentley Prince Street business segment to a third party. Bentley Prince Street designed, manufactured and marketed broadloom and modular carpet. The results of operations and related disposal costs, gains and losses for the Bentley Prince Street business are classified as discontinued operations for all periods presented. In addition, assets and liabilities of the Bentley Prince Street business have been reported in assets and liabilities held for sale for all reported periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in which the Company does not have the ability to exercise significant influence are carried at fair value. The Company monitors investments for other than temporary declines in value and makes reductions in carrying values when appropriate. As of December 30, 2012 and January 1, 2012, the Company did not hold significant investments of this nature.

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

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations. Research and development expense was $12.4 million, $12.1 million and $11.1 million for the years 2012, 2011 and 2010, respectively.

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

Cash payments for interest amounted to approximately $23.1 million, $23.7 million and $34.3 million for the years 2012, 2011 and 2010, respectively. Income tax payments amounted to approximately $10.0 million, $19.9 million and $13.9 million for the years 2012, 2011 and 2010, respectively. During the years 2012, 2011 and 2010, the Company received income tax refunds of $0.1 million, $4.4 million and $0.8 million, respectively.

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

Assets and Liabilities of Businesses Held for Sale

The Company considers businesses to be held for sale when the Board or management, having the relevant authority to do so, approves and commits to a formal plan to actively market a business for sale and the sale is considered probable. Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. The Company ceases to record depreciation expense at that time.

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs on qualifying expenditures of approximately $0.7 million, $0.6 million and $0.6 million for the fiscal years 2012, 2011 and 2010, respectively. Depreciation expense amounted to approximately $24.2 million, $22.3 million and $18.2 million for the years 2012, 2011 and 2010, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as acquisitions. Accumulated amortization amounted to approximately $77.3 million at both December 30, 2012 and January 1, 2012, and cumulative impairment losses recognized were $212.6 million as of both December 30, 2012 and January 1, 2012.

As of December 30, 2012 and January 1, 2012, the net carrying amount of goodwill was $75.7 million and $74.6 million, respectively. Other intangible assets were $2.5 million and $2.0 million as of December 30, 2012, and January 1, 2012, respectively. The Company capitalizes patent defense costs when it determines that a successful defense is probable. Any patent defense costs are amortized over the remaining useful life of the patent. Amortization expense related to intangible assets during the years 2012, 2011 and 2010 was $0.4 million, $0.7 million, and $0.4 million, respectively.

During the fourth quarters of 2012, 2011 and 2010, the Company performed the annual goodwill impairment test required by applicable accounting standards. The Company performs this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment. In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The annual testing indicated no potential of goodwill impairment in any of the years presented.

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the fourth quarter of 2012, and therefore no impairment was indicated during the impairment testing. As of December 30, 2012, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company still believes no goodwill impairment would have existed.

The changes in the carrying amounts of goodwill for the year ended December 30, 2012 are as follows:

BALANCE JANUARY 1, 2012	ACQUISITIONS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE DECEMBER 30, 2012
	(in thousands)
$74,557	$0	$0	$1,115	$75,672

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty reserves amounted to $1.2 million and $0.9 million as of December 30, 2012 and January 1, 2012, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss). Foreign exchange translation gains (losses) were $8.5 million, ($7.6 million) and ($1.8 million) for the years 2012, 2011 and 2010, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding. Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

As of fiscal year 2012, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” Note below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in fiscal years 2011 and 2010 (there were no stock options granted in 2012):

	FISCAL YEAR
	2011	2010
Risk free interest rate	0.9%	2.1%
Expected option life	5.75 years	5.75 years
Expected volatility	65%	61%
Expected dividend yield	0.6%	0.4%

The weighted average fair value of stock options (as of grant date) granted during the years 2011 and 2010 was $7.37 and $6.86, respectively, per share.

The Company recognizes expense related to its restricted stock grants based on the grant date fair value of the stock issued, as determined by its market price at date of issue.

Derivative Financial Instruments

Accounting standards require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not meet the criteria of an accounting hedge must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of December 30, 2012 and January 1, 2012, the Company was not party to any significant derivative instruments.

Pension Benefits

Net pension expense recorded is based on, among other things, assumptions about the discount rate, estimated return on plan assets and salary increases. While the Company believes these assumptions are reasonable, changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of the Company’s plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year. The actuarial assumptions used in the Company’s salary continuation plan and foreign defined benefit plans reporting are reviewed periodically and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligation. The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of December 30, 2012 and January 1, 2012, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires the Company to analyze the financial strengths of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that the Company is unable to collect may be different than the amount initially estimated. The Company’s allowance for doubtful accounts on December 30, 2012, and January 1, 2012, was $8.8 million and $8.9 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year financial statement presentation.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2012,” “2011,” and “2010,” mean the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. Fiscal years 2012, 2011 and 2010 were each comprised of 52 weeks.

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

RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 30, 2012, and January 1, 2012, the allowance for bad debts amounted to $8.8 million and $8.9 million, respectively, for all accounts receivable of the Company. Reserves for sales returns and allowances amounted to $3.1 million and $4.3 million as of December 30, 2012, and January 1, 2012, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have significant assets and liabilities measured at fair value on a recurring basis under applicable accounting standards as of the end of 2012. The Company does have approximately $22.3 million of Company-owned life insurance which is measured on readily determinable cash surrender value on a recurring basis. Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The fair value of long term debt represented by the Company’s 7 5/8% Senior Notes and 11 3/8% Senior Secured Notes based on quoted market prices, was $296.5 million, and $8.1 million, respectively at December 30, 2012.

INVENTORIES

Inventories are summarized as follows:

	2012	2011
	(in thousands)
Finished goods	$87,094	$86,970
Work-in-process	7,030	8,920
Raw materials	47,052	44,595

	$141,176	$140,485

Reserves for inventory obsolescence amounted to $12.9 million and $10.4 million as of December 30, 2012, and January 1, 2012, respectively, and have been netted against amounts presented above.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2012	2011
	(in thousands)
Land	$7,714	$7,166
Buildings	104,296	92,204
Equipment	298,413	321,073

	410,423	420,443
Accumulated depreciation	(244,698)	(242,518)

	$165,725	$177,925

The estimated cost to complete construction-in-progress for which the Company was committed at December 30, 2012, was approximately $19.0 million.

ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2012	2011
	(in thousands)
Compensation	$55,332	$45,635
Interest	2,202	2,584
Restructuring	4,350	4,190
Taxes	10,579	3,875
Accrued purchases	1,439	3,949
Other	23,522	30,460

	$97,424	$90,693

Other non-current liabilities include pension liability of $23.7 million and $28.8 million as of December 30, 2012, and January 1, 2012, respectively (see the discussion below in the Note entitled “Employee Benefit Plans”).

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

Events of Default. If the Company breaches or fails to perform any of the affirmative or negative covenants under the revolving credit facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc. or certain subsidiaries, or if the Company breaches or fails to perform any covenant or agreement contained in any instrument relating to any of the Company’s other indebtedness exceeding $15 million), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ agent may, and upon the written request of a specified percentage of the lender group shall:

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

As of December 30, 2012, the Company had no borrowings outstanding under this facility. At December 30, 2012, the Company had $3.9 million outstanding in letters of credit under this facility. As of December 30, 2012, the Company could have incurred $62.8 million of additional borrowings under this facility.

Credit Agreement with The Royal Bank of Scotland N.V.

The Company’s European subsidiary Interface Europe B.V. and certain of Interface Europe B.V.’s subsidiaries have a Credit Agreement with The Royal Bank of Scotland N.V. (as successor to ABN AMRO Bank N.V.) (“RBS”). Under the Credit Agreement, RBS provides a credit facility, until further notice, for borrowings and bank guarantees of up to €20.0 million.

Interest on borrowings under the facility is charged at varying rates computed by applying a margin of 1% over RBS’s euro base rate (consisting of the leading refinancing rate as determined from time to time by the European Central Bank plus a debit interest surcharge), which base rate is subject to a minimum of 3.5% per annum. Fees on bank guarantees and documentary letters of credit are charged at a rate of 1% per annum or part thereof on the maximum amount and for the maximum duration of each guarantee or documentary letter of credit issued. A facility fee of 0.5% per annum is payable with respect to the facility amount. The facility is secured by liens on certain real property, personal property and other assets of the Company’s principal European subsidiaries. The facility also includes certain financial covenants (which require the borrowers and their subsidiaries to maintain a minimum interest coverage ratio, total debt/EBITDA ratio and tangible net worth/total assets) and affirmative and negative covenants, and other provisions that restrict the borrowers’ ability (and the ability of certain of the borrowers’ subsidiaries) to take certain actions. As of December 30, 2012, there were no borrowings outstanding under this facility.

The Company is presently in compliance with all covenants under this facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

7 5/8% Senior Notes

On December 3, 2010, the Company completed a private offering of $275 million aggregate principal amount of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”). Interest on the 7 5/8% Senior Notes is payable semi-annually on June 1 and December 1 (the first payment was made on June 1, 2011). The Company used the net proceeds from the sale of the 7 5/8% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of the 11.375% Senior Secured Notes and approximately $98.5 million aggregate principal amount of the former 9.5% Senior Subordinated Notes, pursuant to a tender offer the Company conducted.

The 7 5/8% Senior Notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. The Company may redeem some or all of these notes at any time prior to December 1, 2014, at a redemption price equal to 100% of the principal amount plus a make-whole premium. Prior to December 1, 2014, the Company may redeem up to 10% of the aggregate principal amount of the 7 5/8% Senior Notes per 12-month period at a redemption price equal to 103% of the principal amount of the notes redeemed, plus accrued and unpaid interest. In addition, at any time prior to December 1, 2013, the Company may redeem up to 35% of the 7 5/8% Senior Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 107.625% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption. In addition, the notes will become redeemable for cash after December 1, 2014 at the Company’s option, in whole or in part, initially at a redemption price equal to 103.813% of the principal amount, declining to 100% of the principal amount on December 1, 2016, plus accrued interest thereon to the date fixed for redemption. As of both December 30, 2012, and January 1, 2012, the balance of the 7 5/8% Senior Notes outstanding was $275 million. The estimated fair value of the 7 5/8% Senior Notes as of December 30, 2012, and January 1, 2012, based on then current market prices, was $295.6 million and $288.8 million, respectively.

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

The Company may redeem all or a part of the 11 3/8% Senior Secured Notes from time to time at a price equal to 100% of the principal amount plus a make-whole premium. As of both December 30, 2012, and January 1, 2012, the balance of the 11 3/8% Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $8.1 million. The estimated fair value of the 11 3/8% Senior Secured Notes as of both December 30, 2012, and January 1, 2012, based on then current market prices, was $8.1 million.

9.5% Senior Subordinated Notes

On February 4, 2004, the Company completed a private offering of $135 million in 9.5% Senior Subordinated Notes due 2014. Interest on these notes is payable semi-annually on February 1 and August 1 (the first payment was made on August 1, 2004). As of January 1, 2012, the Company had outstanding $11.5 million of 9.5% Senior Subordinated Notes due 2014. At January 1, 2012, the estimated fair value of these notes, based on then current market prices, was approximately $11.5 million. On April 9, 2012, the Company redeemed all of the remaining $11.5 million of these notes at a price equal to 100% of the principal amount of the notes plus accrued interest through the redemption date.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $18.9 million of other lines of credit available at interest rates ranging from 1% to 9%. As of December 30, 2012, and January 1, 2012, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

Deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, net of accumulated amortization, were $5.4 million and $6.7 million, as of December 30, 2012, and January 1, 2012, respectively. The Company amortizes these costs over the life of the related debt. Expenses related to such costs for the years 2012, 2011 and 2010 amounted to $1.2 million, $1.4 million and $2.2 million, respectively. In addition to these expenses, the year 2010 includes $4.5 million of expense related to the write-down of debt costs associated with note repurchases.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2012, are as follows:

AMOUNT
FISCAL YEAR	(in thousands)
2013	8,143
2014	0
2015	0
2016	0
2017	0
Thereafter	275,000

$283,143

PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 30, 2012, and January 1, 2012, there were no shares of preferred stock issued.

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

SHAREHOLDERS’ EQUITY

Prior to March 5, 2012, the Company had two classes of common stock – Class A Common Stock and Class B Common Stock. The Company was authorized to issue 80 million shares of $0.10 par value Class A Common Stock and 40 million shares of $0.10 par value Class B Common Stock. The Class A and Class B Common Stock had identical voting rights except for the election or removal of directors. Holders of Class B Common Stock were entitled as a class to elect a majority of the Board of Directors. Under the terms of the Class B Common Stock, its special voting rights to elect a majority of the Board members would terminate irrevocably if the total outstanding shares of Class B Common Stock ever comprised less than ten percent of the Company’s total issued and outstanding shares of Class A and Class B Common Stock.

On March 5, 2012, the number of issued and outstanding shares of Class B Common Stock of the Company constituted less than 10% of the aggregate number of issued and outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (that is, 6,459,556 shares of an aggregate of 65,372,375 shares), as the cumulative result of varied transactions that caused the conversion of shares of Class B Common Stock into shares of Class A Common Stock. Accordingly, in accordance with the respective terms for the Class B Common Stock and the Class A Common Stock in Article V of the Company’s Articles of Incorporation (the “Articles”), the Class A Common Stock and Class B Common Stock are now, irrevocably from March 5, 2012, a single class of Common Stock in all respects, with no distinction whatsoever between the voting rights or any other rights and privileges of the holders of Class A Common Stock and the holders of Class B Common Stock. The Company intends to eliminate uses of (or references to) the terms “Class A” and “Class B” in connection with the Common Stock, except for historical purposes or to facilitate transition by certain stock listing or administrative services organizations who are accustomed to the old designations for the Common Stock. Following the March 5, 2012 event, the Company is authorized to issue 120 million shares of $0.10 par value Common Stock.

The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid dividends totaling $0.09 per share during 2012, $0.08 per share during 2011, and $0.0425 per share during 2010, to each share of Common Stock. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its primary revolving credit facility and in the indentures for our public indebtedness, each of which specify conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders equity for the years 2012, 2011 and 2010.

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	NON- CONTROLLING INTEREST IN SUBSIDIARY
	(in thousands)
Balance, at January 3, 2010	56,521	$5,649	6,774	$679	$343,348	$(55,332)	$(33,186)	$(24,057)	$9,080
Net income	0	0	0	0	0	8,283	0	0	1,051
Conversion of common stock	159	16	(159)	(16)	0	0	0	0	0
Stock issuances under employee plans	631	64	0	0	2,726	0	0	0	0
Other issuances of common stock	0	0	530	53	6,418	0	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	0	0	(6,471)	0	0	0	0
Cash dividends paid	0	0	0	0	0	(2,721)	0	0	0
Forfeitures and compensation expense related to stock awards	0	0	0	0	4,540	0	0	0	0
Pension liability adjustment	0	0	0	0	0	0	1,990	0	0
Foreign currency translation adjustment	0	0	0	0	0	0	0	(2,212)	458
Dividend to Noncontrolling Interest Partner	0	0	0	0	0	0	0	0	(7,444)
Repurchase of Minority Interest	0	0	0	0	(899)	0	0	0	(3,145)

Balance, at January 2, 2011	57,311	$5,729	7,145	$716	$349,662	$(49,770)	$(31,196)	$(26,269)	$0

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at January 2, 2011	57,311	$5,729	7,145	$716	$349,662	$(49,770)	$(31,196)	$(26,269)
Net income	0	0	0	0	0	38,721	0	0
Conversion of common stock	593	59	(593)	(59)	0	0	0	0
Stock issuances under employee plans	502	50	0	0	210	0	0	0
Other issuances of common stock	0	0	527	53	11,336	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	0	0	(11,402)	0	0	0
Cash dividends paid	0	0	0	0	0	(5,231)	0	0
Forfeitures and compensation expense related to stock awards	0	0	0	0	11,594	0	0	0
Pension liability adjustment	0	0	0	0	0	0	(5,066)	0
Foreign currency translation adjustment	0	0	0	0	0	0	0	(7,614)
Other	0	0	0	0	0	(484)	0	0
Balance, at January 1, 2012	58,406	$5,839	7,078	$709	$361,400	$(16,764)	$(36,262)	$(33,883)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at January 1, 2012	65,484	$6,548	$361,400	$(16,764)	$(36,262)	$(33,883)
Net income	0	0	0	5,943	0	0
Stock issuances under employee option plans	160	16	2,030	0	0	0
Other issuances of common stock	573	58	7,564	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(7,610)	0	0	0
Cash dividends paid	0	0	0	(5,925)	0	0
Forfeitures and compensation expense related to stock awards	(155)	(16)	3,293	0	0	0
Pension liability adjustment	0	0	0	0	771	0
Foreign currency translation adjustment	0	0	0	0	0	8,539
Other	0	0	0	0	0	0

Balance, at December 30, 2012	66,062	$6,606	$366,677	$(16,746)	$(35,491)	$(25,344)

Stock Options

The Company has an Omnibus Stock Incentive Plan (“Omnibus Plan”) under which a committee of independent directors is authorized to grant directors and key employees, including officers, options to purchase the Company’s Common Stock. Options are exercisable for shares of Common Stock at a price not less than 100% of the fair market value on the date of grant. The options become exercisable either immediately upon the grant date or ratably over a time period ranging from one to five years from the date of the grant. The Company’s options expire at the end of time periods ranging from three to ten years from the date of the grant. In May 2010, the shareholders approved an amendment and restatement of the Omnibus Plan. This amendment and restatement extended the term of the Omnibus Plan until February 2020, and set the number of shares authorized for issuance or transfer on or after the effective date of the amendment and restatement at 6,558,263 shares, except that each share issued pursuant to an award other than a stock option reduces the number of such authorized shares by 1.33 shares.

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

The Company recognized stock option compensation expense of $0.5 million in 2012, $0.8 million in 2011 and $1.2 million in 2010. The remaining unrecognized compensation cost related to unvested awards at December 30, 2012, approximated $0.1 million, and the weighted average period of time over which this cost will be recognized is approximately one year. The expense for stock options is included in selling, general and administrative expense on the Company’s consolidated statements of operations, as none of these stock options have been issued to production personnel.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in 2010 and 2011 (there were no stock options granted in 2012):

	FISCAL YEAR
	2011	2010
Risk free interest rate	0.9%	2.1%
Expected option life	5.75 years	5.75 years
Expected volatility	65%	61%
Expected dividend yield	0.5%	0.4%

The weighted average fair value of stock options (as of grant date) granted during the years 2011 and 2010 was $7.37 and $6.86, respectively, per share.

The following table summarizes stock options outstanding as of December 30, 2012, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	592,500	$9.12
Granted	0	0
Exercised	160,000	9.33
Forfeited or cancelled	39,000	11.78

Outstanding at December 30, 2012 (a)	393,500	$8.49

Exercisable at December 30, 2012 (b)	390,000	$8.43

(a)	At December 30, 2012, the weighted-average remaining contractual life of options outstanding was 6.1 years.
(b)	At December 30, 2012, the weighted-average remaining contractual life of options exercisable was 6.1 years.

At December 30, 2012, the aggregate intrinsic values of in-the-money options outstanding and options exercisable were $2.9 million and $2.9 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The intrinsic value of stock options exercised in 2012, 2011 and 2010 was $0.9 million, $6.0 million and $5.5 million, respectively. The cash proceeds related to stock options exercised in 2012, 2011 and 2010 were $1.5 million, $2.7 million, and $3.1 million, respectively.

The tax benefit recognized with respect to stock options during the years 2012, 2011 and 2010 was not significant.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 30, 2012	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 30, 2012	Weighted Average Exercise Price
$1.49 - 3.00	35,500	1.35	$2.44	35,500	$2.44
3.01 - 5.00	142,000	5.95	4.25	142,000	4.25
5.01 - 12.00	20,000	6.82	7.78	20,000	7.78
12.01 - 15.00	196,000	7.00	12.81	192,500	12.81

	393,500	6.1	$8.49	390,000	$8.43

Restricted Stock Awards

During fiscal years 2012, 2011 and 2010, the Company granted restricted stock awards totaling 573,000, 668,000 and 529,000, respectively, of Common Stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $3.3 million, $10.1 million and $2.9 million for 2012, 2011 and 2010, respectively. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical data regarding actual forfeitures as well as an estimate of future expected forfeitures under our restricted stock grants.

The following table summarizes restricted stock activity as of December 30, 2012, and during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,749,000	$15.08
Granted	573,000	13.25
Vested	264,000	13.37
Forfeited or cancelled	84,500	14.87

Outstanding at December 30, 2012	1,973,500	$14.79

As of December 30, 2012, the unrecognized total compensation cost related to unvested restricted stock was $9.9 million. That cost is expected to be recognized by the end of 2015.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

The tax benefit recognized with respect to restricted stock during the years 2012, 2011 and 2010 was $0.7 million, $2.8 million, and $0.7 million, respectively.

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

	Fiscal Year
	2012	2011	2010
Earnings per share from continuing operations:
Basic earnings per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.09	$0.08	$0.04
Undistributed earnings	0.26	0.51	0.10

	$0.35	$0.59	$0.14

Diluted earnings per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.09	$0.08	$0.04
Undistributed earnings	0.26	0.50	0.10

	$0.35	$0.58	$0.14

Earnings (Loss) per share from discontinued operations:
Basic earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	(0.26)	0.01	(0.01)
Diluted earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	(0.26)	0.01	(0.01)
Basic earnings per share attributable to Interface, Inc. common shareholders	$0.09	$0.59	$0.13
Diluted earnings per share attributable to Interface, Inc. common shareholders	$0.09	$0.59	$0.13

The following table presents income from continuing operations and net income (loss) attributable to Interface, Inc. that was attributable to participating securities:

	Fiscal Year
	2012	2011	2010
	(in millions)
Income from Continuing Operations	$0.7	$1.0	$0.3
Net Income Attributable to Interface, Inc.	0.2	1.0	0.2

The weighted average shares for basic and diluted EPS were as follows:

	Fiscal Year
	2012	2011	2010
	(in thousands)
Weighted Average Shares Outstanding	63,793	63,542	62,054
Participating Securities	1,974	1,749	1,740

Shares for Basic Earnings Per Share	65,767	65,291	63,794
Dilutive Effect of Stock Options	133	195	468

Shares for Diluted Earnings Per Share	65,900	65,486	64,262

In 2012, 2011 and 2010, certain outstanding stock options were not included in the determination of diluted EPS as their impact would be anti-dilutive. The following table shows the shares excluded from the diluted EPS calculation for all periods presented.

	Fiscal Year
	2012	2011	2010
	(in thousands)
Options excluded	191	249	357

RESTRUCTURING CHARGES

2012 Restructuring Plan

In the first quarter of 2012, the Company committed to a new restructuring plan in its continuing efforts to reduce costs across its worldwide operations and more closely align its operations with reduced demand levels in certain markets. The plan primarily consisted of ceasing manufacturing and warehousing operations at its facility in Shelf, England. In connection with this restructuring plan, the Company incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million. The charge was comprised of employee severance expenses of $5.4 million, other related exit costs of $1.6 million, and a charge for impairment of assets of approximately $9.3 million. Approximately $7 million of the charge will result in cash expenditures, primarily severance expense. In the third and fourth quarters of 2012, the Company recorded additional charges of $0.8 million and $2.3 million, respectively, of cash severance expenses related to the finalization of this plan for its European operations. As a result of these 2012 restructuring charges, approximately 145 employees were severed.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2012	Balance at Dec. 30 2012
	(In thousands)
Workforce Reduction	$8,465	$5,205	$3,260
Fixed Asset Impairment	9,364	9,364	0
Other Related Exit Costs	1,596	1,168	428

2011 Restructuring Plan

In 2011, the Company committed to a restructuring plan intended to reduce costs across its worldwide operations and more closely align its operations with reduced demand in certain markets. As a result of this plan, the Company incurred pre-tax restructuring and asset impairment charges of $5.8 million in 2011. The majority of this charge ($5.0 million) relates to the severance of approximately 90 employees in Europe, Asia and the United States. The remainder of the charge ($0.8 million) relates to contract termination and fixed asset impairment costs. Approximately $5.0 million of this charge will result in cash expenditures, primarily severance expenses. Actions and expenses related to this plan were substantially completed by the end of 2011.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred In 2011	Costs Incurred In 2012	Balance at December 30, 2012
	(in thousands)
Workforce reduction	$4,979	$867	$3,450	$662
Fixed asset impairment	776	776	0	0

2010 Restructuring Plan

In 2010, the Company adopted a restructuring plan primarily related to workforce reduction in its European modular carpet operations. This reduction was in response to the continued challenging economic climate in that region. Smaller amounts were incurred in connection with restructuring activities in the Americas. A total of approximately 50 employees were affected by this restructuring plan. In connection with this plan, the Company recorded a pre-tax restructuring charge of $2.9 million. Substantially all of this charge involved cash expenditures, primarily severance expenses. Actions and expenses related to this plan were substantially completed in 2010.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred In 2010	Costs Incurred In 2011	Balance at January 1, 2012
	(in thousands)
Workforce reduction	$2,943	$2,486	$457	$0

TAXES ON INCOME

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR
	2012	2011	2010
	(in thousands)
Current expense/(benefit):
Federal	$(134)	$316	$(62)
Foreign	5,319	11,123	12,617
State	602	922	530

	5,787	12,361	13,085

Deferred expense/(benefit):
Federal	1,928	6,204	(9,510)
Foreign	17	2,304	994
State	(1,692)	14	(533)

	253	8,522	(9,049)

	$6,040	$20,883	$4,036

Income tax expense (benefit) is included in the accompanying consolidated statements of operations as follows:

	FISCAL YEAR
	2012	2011	2010
	(in thousands)
Continuing operations	$15,204	$20,640	$4,616
Loss from discontinued operations	(9,164)	243	(580)

	$6,040	$20,883	$4,036

Income (loss) from continuing operations before taxes on income consisted of the following:

	FISCAL YEAR
	2012	2011	2010
	(in thousands)
U.S. operations	$27,332	$15,592	$(31,921)
Foreign operations	10,771	43,318	46,834

	$38,103	$58,910	$14,913

Deferred income taxes for the years ended December 30, 2012, and January 1, 2012, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 30, 2012, the Company had approximately $155.1 million in federal net operating loss carryforwards with expiration dates through 2032, of which $26.9 million is from share-based payment awards. In accordance with applicable accounting standards, a financial statement benefit has not been recorded for the net operating loss related to the share-based payment awards. The Company’s foreign subsidiaries had approximately $3.5 million in net operating losses available for an unlimited carryforward period. The Company expects to utilize all of its federal and foreign carryforwards prior to their expiration. The Company had approximately $187 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2032. The Company had provided a valuation allowance against $63.9 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $182.7 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2012		2011
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(in thousands)
Basis differences of property and equipment	$0	$9,985	$0	$10,397
Basis difference of intangible assets	0	426	0	402
Foreign currency loss	0	3,217	0	2,888
Net operating loss carryforwards	55,322	0	41,429	0
Valuation allowances on net operating loss carryforwards	(4,603)	0	(4,892)	0
Federal tax credits	3,164	0	676	0
Deferred compensation	18,633	0	17,853	0
Basis difference of prepaids, accruals and reserves	10,894	0	8,919	0
Pensions	499	0	2,592	0
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	0	4,810	0	4,585
Basis difference of other assets and liabilities	317	0	293	0

	$84,226	$18,438	$66,870	$18,272

Deferred tax assets and liabilities are included in the accompanying balance sheets as follows:

	FISCAL YEAR
	2012	2011
	(in thousands)
Deferred income taxes (current asset)	$10,271	$9,699
Deferred tax asset (non-current asset)	62,856	47,290
Deferred income taxes (non-current liabilities)	(7,339)	(8,391)

	$65,788	$48,598

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at December 30, 2012.

The Company’s effective tax rate from continuing operations was 39.9%, 35.0% and 31.0% for fiscal years 2012, 2011 and 2010, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 35% to the Company’s actual income tax expense:

	FISCAL YEAR
	2012	2011	2010
	(in thousands)
Income taxes at U.S federal statutory rate	$13,336	$20,619	$5,220
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	1,116	940	(1,713)
Non-deductible business expenses	1,009	373	354
Non-deductible employee compensation	469	587	399
Tax effects of Company owned life insurance	(448)	283	(1,281)
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	321	774	960
Foreign and U.S. tax effects attributable to foreign operations	(1,174)	(2,115)	(491)
Valuation allowance effect – State NOL	(187)	(333)	1,717
Non-deductible reserve against capital asset	1,188	0	0
Income attributable to noncontrolling interest in subsidiary	0	0	(368)
Other	(426)	(488)	(181)

Income tax expense	$15,204	$20,640	$4,616

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. as determination of the amount of unrecognized deferred U.S. income tax liability related to the indefinitely reinvested earnings is not practicable because of the complexities associated with its hypothetical calculation. Beginning in 2008, the Company has provided for approximately $15.4 million in U.S. federal and state income taxes and approximately $1.1 million in foreign withholding taxes on approximately $44.7 million of undistributed earnings from foreign subsidiaries that were no longer deemed to be indefinitely reinvested outside of the U.S. During 2009, 2010 and 2012, the Company repatriated $20.2 million, $12.2 million and $3.1 million, respectively, of these undistributed earnings on which the Company had provided $12.1 million in U.S. federal and state income taxes and $0.9 million in foreign withholding taxes. At December 30, 2012, the Company has provided for approximately $3.3 million in U.S. federal and state income taxes and approximately $0.2 million in foreign withholding taxes on approximately $9.2 million of the remaining undistributed earnings that it anticipates repatriating in the foreseeable future. At December 30, 2012, approximately $240 million of undistributed earnings of the Company’s foreign subsidiaries are deemed to be indefinitely reinvested outside of the U.S., on which withholding taxes of approximately $3.7 million would be payable upon remittance.

As of December 30, 2012 and January 1, 2012, the Company had $25.2 million and $7.7 million, respectively, of unrecognized tax benefits. The addition of unrecognized tax benefits in 2012 was attributable to an increase of approximately $18.1 million primarily related to its U.S. tax positions taken in the current year which was partially offset by a net decrease of approximately $0.6 million primarily related to its foreign tax positions taken in prior years. If the $25.2 million of unrecognized tax benefits as of December 30, 2012 are recognized, there would be a favorable impact on the Company’s effective tax rate in future periods. If the unrecognized tax benefits are not favorably settled, $7.4 million of the total amount of unrecognized tax benefits would require the use of cash in future periods.

The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of December 30, 2012, the Company had accrued interest and penalties of $1.2 million, which is included in the total unrecognized tax benefit noted above.

The Company’s federal income tax returns are subject to examination for the years 2003 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2007 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2003 to the present.

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

In February 2008, the Company filed with the CRA and the Internal Revenue Service (“IRS”) an application for a Canada – U.S. bilateral advanced pricing agreement (“BAPA”) with respect to certain intercompany transactions (“Covered Transactions”) between Interface, Inc. (including its U.S. subsidiaries) and its Canadian subsidiary, InterfaceFLOR Canada, Inc. The BAPA covers tax years 2006 through 2011. The Covered Transactions include intercompany buy-sale distribution, contract manufacturing, provision of management services, and licensing intangibles. Some of the Covered Transactions are the same types of transactions that were the subject of dispute in the reassessment for tax years 2001 and 2002 described above.

Shortly after the BAPA submission, the Company was accepted into the BAPA program by both the CRA and the IRS. However, subsequently in late December 2008, the Company made a business decision to discontinue the manufacturing operation at its facility in Canada, thus affecting the majority of the Covered Transactions, where only the intercompany buy-sale distribution transactions were continued after February 2009. During 2009, the CRA and the IRS substantially completed their due diligence and currently the Company is working with both tax authorities to reach a final resolution. The Company expects a final resolution during 2013 and estimates recognition of tax benefits of approximately $2 million resulting from the resolution of the BAPA.

Management believes changes to our unrecognized tax benefits that are reasonably possible in the next 12 months, other than the Canadian BAPA discussed above, will not have a significant impact on our financial positions or results of operations. The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Year
	2012	2011	2010
	(in thousands)
Balance at beginning of year	$7,736	$8,159	$9,551
Increases related to tax positions taken during the current year	18,118	693	718
Increases related to tax positions taken during the prior years	150	250	538
Decreases related to tax positions taken during the prior years	(519)	(1,237)	0
Decreases related to settlements with taxing authorities	0	0	(1,778)
Decreases related to lapse of applicable statute of limitations	(300)	0	(712)
Changes due to foreign currency translation	1	(129)	(158)

Balance at end of year	$25,186	$7,736	$8,159

DISCONTINUED OPERATIONS

In the third quarter of 2012, the Company sold its Bentley Prince Street business segment to a third party. In accordance with applicable accounting standards, the Company has reported the results of operations for the former Bentley Prince Street business segment as “discontinued operations,” where applicable. Consequently, the Company’s discussion of sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes these discontinued operations unless we indicate otherwise.

Summary operating results for the discontinued operations are as follows:

	FISCAL YEAR
	2012	2011	2010
	(in thousands)
Net sales	$57,017	$104,006	99,513
Income (loss) on operations before taxes	(26,120)	694	(1,543)
Taxes on income (benefit)	(9,164)	243	(580)
Income (loss) on operations, net of tax	(16,956)	451	(963)

Assets and liabilities, including reserves, related to discontinued operations that were held for sale consist of the following:

	FISCAL YEAR
	2012	2011
	(in thousands)
Current assets	0	$43,854
Property and equipment	0	12,194
Other assets	0	4,635
Current liabilities	0	6,254
Other liabilities	0	2,015

COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At December 30, 2012, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

AMOUNT
FISCAL YEAR	(in thousands)
2013	$21,655
2014	16,318
2015	12,347
2016	7,727
2017	3,552
Thereafter	11,201

Rental expense amounted to approximately $22.8 million, $21.7 million and $21.0 million, for the years 2012, 2011 and 2010, respectively. This excludes rental expenses of approximately $2.6 million, $3.2 million and $3.0 million for the years 2012, 2011 and 2010, respectively, related to discontinued operations.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $2.4 million, $2.1 million and $1.9 million for the years 2012, 2011 and 2010, respectively, for continuing operations. No discretionary contributions were made in 2012, 2011 or 2010.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $18.3 million at December 30, 2012. The Company invested the deferrals in insurance instruments with readily determinable cash surrender values.

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $0.8 million, $0.3 million and $1.8 million for the years 2012, 2011 and 2010, respectively. Plan assets are primarily invested in equity and fixed income securities. The Company uses a year-end measurement date for the plans. As of December 30, 2012, for the European plans, the Company had a net liability recorded of $2.6 million, an amount equal to their unfunded status, and has recorded in Other Comprehensive Income an amount equal to $31.5 million (net of taxes) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards

	FISCAL YEAR
	2012	2011
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$216,721	$212,378
Service cost	505	469
Interest cost	10,212	11,386
Benefits and expenses paid	(9,969)	(11,641)
Actuarial loss (gain)	17,538	5,224
Member contributions	296	375
Currency translation adjustment	8,346	(1,470)

Benefit obligation, end of year	$243,649	$216,721

	FISCAL YEAR
	2012	2011
	(in thousands)
Change in plan assets
Plan assets, beginning of year	$206,402	$205,810
Actual return on assets	31,204	8,769
Company contributions	5,248	5,112
Member contributions	0	0
Benefits paid	(9,704)	(11,697)
Currency translation adjustment	7,877	(1,592)

Plan assets, end of year	$241,027	$206,402

Reconciliation to balance sheet
Funded status (benefit liability)	$(2,622)	$(10,319)

Net amount recognized	$(2,622)	$(10,319)

Amounts recognized in accumulated other comprehensive income (after tax)
Unrecognized actuarial loss	$30,711	$32,455
Unamortized prior service costs	774	809

Total amount recognized	$31,485	$33,264

The above disclosure represents the aggregation of information related to the Company’s two defined benefit plans which cover many of its European employees. As of December 30, 2012, and January 1, 2012, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had an accumulated benefit obligation in excess of the plan assets. The other plan, which covers certain employees in Europe (the “Europe Plan”), had assets in excess of the accumulated benefit obligation. The following table summarizes this information as of December 30, 2012, and January 1, 2012.

	2012	2011
	(in thousands)
UK Plan
Projected Benefit Obligation	$171,381	$157,600
Accumulated Benefit Obligation	171,381	157,600
Plan Assets	162,998	139,796
Europe Plan
Projected Benefit Obligation	$72,267	$59,121
Accumulated Benefit Obligation	69,472	57,247
Plan Assets	78,029	66,606

	FISCAL YEAR
	2012	2011	2010
	(in thousands)
Components of net periodic benefit cost
Service cost	$505	$492	$357
Interest cost	10,212	11,194	10,873
Expected return on plan assets	(11,203)	(11,966)	(11,058)
Amortization of prior service cost	86	0	89
Recognized net actuarial (gains)/losses	1,189	602	1,566

Net periodic benefit cost	$789	$322	$1,827

For 2013, it is estimated that approximately $0.8 million of expenses related to the amortization of unrecognized items will be included in the net periodic benefit cost. During 2012, other comprehensive income was impacted by approximately $2.7 million comprised of actuarial gain of approximately $1.8 million and amortization of $0.8 million

	FISCAL YEAR
	2012	2011	2010
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.7%	5.3%	5.6%
Expected return on plan assets	5.7%	5.9%	6.6%
Rate of compensation	2.0%	2.0%	2.0%
Weighted average assumptions used to determine benefit obligations
Discount rate	4.0%	4.7%	5.3%
Rate of compensation	2.0%	2.0%	2.0%

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

The Company’s foreign defined benefit plans’ accumulated benefit obligations were in excess of the fair value of the plans’ assets. The projected benefit obligations, accumulated benefit obligations and fair value of these plan assets are as follows:

	FISCAL YEAR
	2012	2011
	(in thousands)
Projected benefit obligation	$243,649	$216,721
Accumulated benefit obligations	240,853	214,848
Fair value of plan assets	241,027	206,402

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at December 30, 2012, or January 1, 2012.

The Company’s actual weighted average asset allocations for 2012 and 2011, and the targeted asset allocation for 2013, of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR
	2013	2012	2011
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category:
Equity Securities	55-65%	68%	66%
Debt Securities	30-40%	28%	30%
Other	0-5%	4%	4%

	100%	100%	100%

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

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of December 30, 2012 and January 1, 2012. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Pension Plan Assets by Category as of December 30, 2012
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$78,029	$153,847	$231,876
Level 2	0	0	0
Level 3	0	9,151	9,151

Total	$78,029	$162,998	$241,027

	Pension Plan Assets by Category as of January 1, 2012
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$66,606	$132,491	$199,097
Level 2	0	0	0
Level 3	0	7,305	7,305

Total	$66,606	$139,796	$206,402

The assets identified as level 3 above relate to insured annuities held by the UK Plan. The fair value of these assets was calculated using the present value of the future pension payments due under the insurance policies. The table below indicates the change in value related to these level 3 assets during 2012:

(in thousands)
Balance of level 3 assets, beginning of year	$7,305
Interest cost	380
Benefits paid	(1,129)
Actuarial gain	2,243
Translation adjustment	352

Ending Balance of level 3 assets	$9,151

During 2013, the Company expects to contribute $5.3 million to the plan trust and $10.0 million in the form of direct benefit payments for its foreign defined benefit plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

EXPECTED PAYMENTS
FISCAL YEAR	(in thousands)
2013	$10,003
2014	10,144
2015	10,343
2016	10,669
2017	10,902
2018-2022	55,684

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

	FISCAL YEAR
	2012	2011
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$19,308	$19,008
Service cost	452	393
Interest cost	1,014	1,135
Benefits paid	(847)	(949)
Actuarial loss (gain)	1,996	(279)

Benefit obligation, end of year	$21,923	$19,308

The amounts recognized in the consolidated balance sheets are as follows:

	2012	2011
	(in thousands)
Current liabilities	$847	$847
Non-current liabilities	21,076	18,461

	$21,923	$19,308

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	2012	2011
	(in thousands)
Unrecognized actuarial loss	$3,963	$2,926
Unrecognized transition asset	0	0
Unamortized prior service cost	43	72

	$4,006	$2,998

The accumulated benefit obligation related to the SCP was $18.1 million and $16.0 million as of December 30, 2012, and January 1, 2012, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	2012	2011	2010
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost
Discount rate	4.75%	5.5%	6.0%
Rate of compensation	4.0%	4.0%	4.0%
Assumptions used to determine benefit obligations
Discount rate	4.0%	4.75%	5.5%
Rate of compensation	4.0%	4.0%	4.0%
Components of net periodic benefit cost
Service cost	$452	$393	$342
Interest cost	1,014	1,138	1,121
Amortizations	316	637	545

Net periodic benefit cost	$1,782	$2,168	$2,008

The changes in other comprehensive income during 2012 related to this Plan were approximately $1.0 million, after tax, primarily comprised of a net loss during the period of $1.2 million.

For 2013, the Company estimates that approximately $0.3 million of expenses, after tax, related to the amortization of unrecognized items will be included in net periodic benefit cost for the SCP.

During 2012, the Company contributed $0.8 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

EXPECTED PAYMENTS
FISCAL YEAR	(in thousands)
2013	$847
2014	847
2015	847
2016	847
2017	847
2018-2022	6,706

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

FIRE AT AUSTRALIAN MANUFACTURING FACILITY

On July 20, 2012, a fire occurred at the Company’s manufacturing facility in Picton, Australia. The facility’s carpet production line, primarily comprised of tufting and backing machinery, sustained extensive damage and was rendered inoperable. Other areas of the Company’s Picton site relating to yarn preparation and warehousing were largely undamaged by the fire. The finished goods inventory and some raw materials for the business are kept at a separate offsite location and were not affected by this incident.

The Picton facility served the Company’s customers throughout Australia and New Zealand. It represented approximately 7% of the Company’s total annual production, 10% of its net sales, and 13% of its operating income. Since the fire, the Company has utilized adequate production capacity at its manufacturing facilities in Thailand, China and elsewhere to meet customer demand typically serviced from Picton. The Company has business interruption and property damage insurance. The Company is in the process of building a new manufacturing facility in Minto, Australia and expects it to become operational in late 2013.

In 2012, the Company recorded a charge of approximately $22.3 million for impairment of fixed assets related to the fire, and incurred approximately $21.3 million of excess production costs related to the fire as it has utilized other facilities to service customers in the Australia and New Zealand markets. As of the end of 2012, the Company has determined that the receipt of reimbursement of these expenses from its insurer is probable in accordance with its insurance policies and has therefore recorded a receivable for these items. As of year-end 2012, the Company had received $20.7 million of reimbursement from the insurance company related to the fire at the Picton facility. The table below details the nature of expenses as well as insurance receivables and amounts already received related to the fire:

2012
(in millions)
Impairment of fixed assets at the Picton Facility	$22.3
Incremental payroll costs	2.9
Incremental shipping costs	15.5
Other incremental costs	2.9

Total incurred costs through December 30, 2012	$43.6

Insurance recovery receivable	$22.9
Insurance recoveries already received	$20.7

In addition to these additional production costs, the Company has incurred approximately $1.7 million of costs related to the fire that are non-production related and at this time are not considered probable of recovery from the insurance company. As a result, these amounts are included in the determination of operating income as shown on the line item “Expenses Related to Australia Fire” on the consolidated condensed statement of operations.

The Company is gathering information related to an insurance claim for lost profits as a result of the fire. As of the end of 2012, the Company has not recorded any receivables or amounts for lost profits, but expects to do so at a later date as information and analysis become more complete and recovery becomes probable.

ENTERPRISE-WIDE DISCLOSURES

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2012, 2011 and 2010 were approximately 55%, 58% and 58%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. With the exception of the United States, Australia and the United Kingdom, no one country represented more than 10% of the Company’s net sales. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	FISCAL YEAR
	2012	2011	2010
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$421,355	$400,569	$365,568
United Kingdom	83,373	83,401	92,606
Australia	87,115	105,871	98,322
Other foreign countries	340,177	363,204	305,818

Net sales	$932,020	$953,045	$862,314

LONG-LIVED ASSETS(2)
United States	$78,661	$73,770
United Kingdom	10,093	22,399
Netherlands	33,122	22,659
Australia	11,895	26,807
China	15,589	16,623
Other foreign countries	16,365	15,667

Total long-lived assets	$165,725	$177,925

(1)	Revenue attributed to geographic areas is based on the location of the customer.
(2)	Long-lived assets include tangible assets physically located in foreign countries.

QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

The following tables set forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Common Stock. The prices represent the reported high and low sale prices during the period presented.

	FISCAL YEAR 2012
	FIRST QUARTER(1)	SECOND QUARTER	THIRD QUARTER(2)	FOURTH QUARTER(3)
	(in thousands, except per share data)
Net sales	$210,016	$229,546	$242,863	$249,595
Gross profit	70,518	78,702	82,861	85,098
Income (loss) from continuing operations	(6,051)	10,491	11,067	7,392
Income (loss) from discontinued operations	117	(233)	(16,840)	0
Net income (loss)	(5,934)	10,258	(5,773)	7,392
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.10)	$0.16	$0.17	$0.11
Income (loss) from discontinued operations	0.00	0.00	(0.26)	0.00

Net income (loss)	$(0.09)	0.16	$(0.09)	$0.11
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.10)	$0.16	$0.17	$0.11
Income (loss) from discontinued operations	0.00	0.00	(0.26)	0.00

Net income (loss)	$(0.09)	$0.16	$(0.09)	$0.11
Share prices
High	$14.08	$14.89	$14.79	$16.37
Low	10.76	11.14	11.62	12.94

(1)	Results for the first quarter of 2012 include restructuring and asset impairment charges of $16.3 million.
(2)	Results for the third quarter of 2012 include restructuring charges of $0.8 million and losses related to the Australia fire of $1.0 million.
(3)	Results for the fourth quarter of 2012 include restructuring charges of $2.3 million and losses related to the Australia fire of $0.7 million.

	FISCAL YEAR 2011
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER(1)
	(in thousands, except per share data)
Net sales	$219,280	$240,566	$248,721	$244,478
Gross profit	80,005	87,677	87,185	79,875
Income from continuing operations	9,337	12,231	11,692	5,010
Income (loss) from discontinued operations	487	583	476	(1,095)
Net income	9,824	12,814	12,168	3,915
Basic income per share:
Income from continuing operations	$0.14	$0.19	$0.18	$0.08
Income (loss) from discontinued operations	0.01	0.01	0.01	(0.02)

Net income	0.15	0.20	0.19	0.06
Diluted income per share:
Income from continuing operations	$0.14	$0.19	$0.18	$0.08
Income (loss) from discontinued operations	0.01	0.01	0.01	(0.02)

Net income	0.15	0.20	0.19	0.06
Share prices
High	$18.49	$20.23	$20.48	$14.38
Low	15.20	17.16	11.02	9.75

(1)	Results for the fourth quarter of 2011 include restructuring charges of $5.8 million.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The “guarantor subsidiaries,” which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 11 3/8% Senior Secured Notes due 2013 and its 7 5/8% Senior Notes due 2018. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

STATEMENT OF OPERATIONS FOR YEAR 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$589,330	$487,947	$0	$(145,257)	$932,020
Cost of sales	433,949	326,149	0	(145,257)	614,841

Gross profit on sales	155,381	161,798	0	0	317,179
Selling, general and administrative expenses	94,266	117,922	19,170	0	231,358
Expenses related to Australia fire	0	1,677	71	0	1,748
Restructuring and asset impairment charges	1,143	18,032	250	0	19,425

Operating income (loss)	59,972	24,167	(19,491)	0	64,648
Interest/other expense	29,368	12,923	(15,746)	0	26,545

Income (loss) before taxes on income and equity in income of subsidiaries	30,604	11,244	(3,745)	0	38,103
Income tax expense (benefit)	10,512	5,613	(921)	0	15,204
Equity in income (loss) of subsidiaries	0	0	8,767	(8,767)	0

Income (loss) from continuing operations	20,092	5,631	5,943	(8,767)	22,899
Income (loss) from discontinued operations, net of tax	(16,956)	0	0	0	(16,956)

Net income (loss)	$3,136	$5,631	$5,943	$(8,767)	$5,943

STATEMENT OF OPERATIONS FOR YEAR 2011

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$584,294	$538,616	$0	$(169,865)	$953,045
Cost of sales	437,063	351,105	0	(169,865)	618,303

Gross profit on sales	147,231	187,511	0	0	334,742
Selling, general and administrative expenses	89,874	127,128	26,285	0	243,287
Restructuring and asset impairment charges	609	5,061	85	0	5,755

Operating income (loss)	56,748	55,322	(26,370)	0	85,700
Interest/Other expense	28,453	14,754	(16,417)	0	26,790

Income (loss) before taxes on income and equity in income of subsidiaries	28,295	40,568	(9,953)	0	58,910
Income tax expense (benefit)	9,992	14,117	(3,469)	0	20,640
Equity in income (loss) of subsidiaries	0	0	45,205	(45,205)	0

Income (loss) from continuing operations	18,303	26,451	38,721	(45,205)	38,270
Income (loss) on discontinued operations, net of tax	1,106	(655)	0	0	451

Net income (loss)	19,409	25,796	38,721	(45,205)	38,721
Income attributable to non-controlling interest in subsidiary	0	0	0	0	0

Net income (loss) attributable to Interface, Inc.	$19,409	$25,796	$38,721	$(45,205)	$38,721

STATEMENT OF OPERATIONS FOR YEAR 2010

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net sales	$521,481	$484,195	$0	$(143,362)	$862,314
Cost of sales	387,101	305,445	0	(143,362)	549,184

Gross profit on sales	134,380	178,750	0	0	313,130
Selling, general and administrative expenses	78,393	117,173	21,514	0	217,080
Restructuring charges	230	2,713	0	0	2,943

Operating income (loss)	55,757	58,864	(21,514)	0	93,107
Interest/Other expense	27,099	12,572	(5,856)	0	33,815
Bond retirement expenses	0	0	44,379	0	44,379

Income (loss) before taxes on income and equity in income of subsidiaries	28,658	46,292	(60,037)	0	14,913
Income tax expense (benefit)	11,373	18,225	(24,982)	0	4,616
Equity in income (loss) of subsidiaries	0	0	43,338	(43,338)	0

Income (loss) from continuing operations	17,285	28,067	8,283	(43,338)	10,297
Income (loss) on discontinued operations, net of tax	(227)	(736)	0	0	(963)

Net income (loss)	17,058	27,331	8,283	(43,338)	9,334
Income attributable to non-controlling interest in subsidiary	0	(1,051)	0	0	(1,051)

Net income (loss) attributable to Interface, Inc.	$17,058	$26,280	$8,283	$(43,338)	$8,283

BALANCE SHEET AS OF DECEMBER 30, 2012

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,072	$36,186	$50,275	$0	$90,533
Accounts receivable	59,108	77,710	495	0	137,313
Inventories	64,134	77,042	0	0	141,176
Prepaids and deferred income taxes	4,274	43,979	13,376	0	61,629
Assets of business held for sale	0	0	0	0	0

Total current assets	131,588	234,917	64,146	0	430,651
Property and equipment less accumulated depreciation	75,692	86,760	3,273	0	165,725
Investment in subsidiaries	492,576	193,625	(149,980)	(536,221)	0
Goodwill	6,542	69,130	0	0	75,672
Other assets	1,911	9,190	106,218	0	117,319

Total assets	$708,309	$593,622	$23,657	$(536,221)	$789,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$56,766	$82,300	$22,760	$0	$161,826
Senior notes	0	0	275,000	0	275,000
Deferred income taxes	0	10,815	(3,476)	0	7,339
Other	3	2,618	46,879	0	49,500

Total liabilities	56,769	95,733	341,163	0	493,665
Shareholders’ equity
Common stock	81,844	102,199	6,606	(184,043)	6,606
Additional paid-in capital	182,782	12,525	366,677	(195,307)	366,677
Retained earnings (deficit)	388,857	431,341	(680,073)	(156,871)	(16,746)
Foreign currency translation adjustment	(1,943)	(16,691)	(6,710)	0	(25,344)
Pension liability	0	(31,485)	(4,006)	0	(35,491)

Total shareholders’ equity	$651,540	$497,889	$(317,506)	$(536,221)	$295,702

	$708,309	$593,622	$23,657	$(536,221)	$789,367

BALANCE SHEET AS OF JANUARY 1, 2012

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,090	$35,874	$13,660	$0	$50,624
Accounts receivable	57,745	82,429	626	0	140,800
Inventories	69,947	70,538	0	0	140,485
Prepaids and deferred income taxes	5,158	16,040	9,023	0	30,221
Assets of business held for sale	60,683	0	0	0	60,683

Total current assets	194,623	204,881	23,309	0	422,813
Property and equipment less accumulated depreciation	70,109	103,741	4,075	0	177,925
Investment in subsidiaries	286,328	184,108	116,316	(586,752)	0
Goodwill	6,954	67,603	0	0	74,557
Other assets	1,197	9,680	86,100	0	96,977

Total assets	$559,211	$570,013	$229,800	$(586,752)	$772,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$55,487	$84,455	$11,246	$0	$151,188
Senior notes and senior subordinated notes	0	0	294,507	0	294,507
Deferred income taxes	11,044	1,615	(4,268)	0	8,391
Other	7,315	1,902	27,930	0	37,147

Total liabilities	73,846	87,972	329,415	0	491,233
Shareholders’ equity
Common stock	94,145	102,199	6,548	(196,344)	6,548
Additional paid-in capital	249,302	12,525	361,400	(261,827)	361,400
Retained earnings (deficit)	143,617	425,710	(457,510)	(128,581)	(16,764)
Foreign currency translation adjustment	(1,699)	(25,129)	(7,055)	0	(33,883)
Pension liability	0	(33,264)	(2,998)	0	(36,262)

Total shareholders’ equity	$485,365	$482,041	$(99,615)	$(586,752)	$281,039

	$559,211	$570,013	$229,800	$(586,752)	$772,272

STATEMENT OF CASH FLOWS FOR YEAR 2012

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$50,653	$7,142	$(15,498)	$4,591	$46,888
Cash flows from investing activities:
Purchase of plant and equipment	(16,752)	(25,617)	(59)	0	(42,428)
Other	473	(286)	(2,816)	0	(2,629)
Net proceeds from sale of Bentley Prince Street	0	0	32,174	0	32,174
Cash received from insurance company	0	20,718	0	0	20,718

Net cash used for investing activities	(16,279)	(5,185)	29,299	0	7,835
Cash flows from financing activities:
Repurchase of senior subordinated notes	0	0	(11,477)	0	(11,477)
Proceeds from issuance of common stock	0	0	1,496	0	1,496
Dividends paid	0	0	(5,925)	0	(5,925)
Other	(31,545)	(2,584)	38,720	(4,591)	0

Net cash provided by (used for) financing activities	(31,545)	(2,584)	22,814	(4,591)	(15,906)
Effect of exchange rate change on cash	153	939	0	0	1,092

Net increase (decrease) in cash	2,982	312	36,615	0	39,909
Cash, at beginning of year	1,090	35,874	13,660	0	50,624

Cash, at end of year	$4,072	$36,186	$50,275	$0	$90,533

STATEMENT OF CASH FLOWS FOR YEAR 2011

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$(7,196)	$27,970	$5,113	$(1,523)	$24,364

Cash flows from investing activities:
Purchase of plant and equipment	(14,987)	(23,013)	(50)	0	(38,050)
Other	51	(1,080)	(537)	0	(1,566)

Net cash used for investing activities	(14,936)	(24,093)	(587)	0	(39,616)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	2,669	0	2,669
Dividends paid	0	0	(5,227)	0	(5,227)
Other	22,147	(838)	(23,857)	1,523	(1,025)

Net cash provided by (used for) financing activities	22,147	(838)	(26,415)	1,523	(3,583)

Effect of exchange rate change on cash	0	234	0	0	234

Net increase (decrease) in cash	15	3,273	(21,889)	0	(18,601)
Cash, at beginning of year	1,075	32,601	35,549	0	69,225

Cash, at end of year	$1,090	$35,874	$13,660	$0	$50,624

STATEMENT OF CASH FLOWS FOR YEAR 2010

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$27,785	$26,516	$(9,872)	$2,951	$47,380

Cash flows from investing activities:
Purchase of plant and equipment	(11,643)	(18,163)	(1,909)	0	(31,715)
Other	(682)	84	(4,730)	0	(5,328)

Net cash used for investing activities	(12,325)	(18,079)	(6,639)	0	(37,043)

Cash flows from financing activities:
Issuance of Senior Notes	0	0	275,000	0	275,000
Repurchase of Senior and Senior Subordinated Notes	0	0	(279,966)	0	(279,966)
Purchase of non-controlling interest	0	(11,488)	0	0	(11,488)
Debt issuance costs	0	0	(5,930)	0	(5,930)
Premiums paid to repurchase Senior and Senior Subordinated Notes	0	0	(36,374)	0	(36,374)
Other	(14,919)	(7,332)	25,202	(2,951)	0
Proceeds from issuance of common stock	0	0	3,103	0	3,103
Dividends paid	0	0	(2,721)	0	(2,721)

Net cash used for financing activities	(14,919)	(18,820)	(21,686)	(2,951)	(58,376)
Effect of exchange rate change on cash	0	1,912	0	0	1,912

Net increase (decrease) in cash	541	(8,471)	(38,197)	0	(46,127)
Cash, at beginning of period	534	41,072	73,746	0	115,352

Cash, at end of period	$1,075	$32,601	$35,549	$0	$69,225

STATEMENT OF COMPREHENSIVE INCOME FOR YEAR 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(in thousands)

Net Income	$3,136	$5,631	$5,943	$(8,767)	$5,943
Currency Translation Adjustment	(244)	8,438	345	0	8,539
Pension Liability Adjustment	0	1,779	(1,008)	0	771

Comprehensive Income (Loss)	$2,892	$15,848	$5,280	$(8,767)	$15,253

STATEMENT OF COMPREHENSIVE INCOME FOR YEAR 2011

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(in thousands)
Net Income	$19,409	$25,796	$38,721	$(45,205)	$38,721
Currency Translation Adjustment	(250)	(6,782)	(582)	0	(7,614)
Pension Liability Adjustment	0	(5,735)	669	0	(5,066)

Comprehensive Income (Loss)	$19,159	$13,279	$38,808	$(45,205)	$26,041

STATEMENT OF COMPREHENSIVE INCOME FOR YEAR 2010

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(in thousands)
Net Income	$17,058	$27,331	$8,283	$(43,338)	$9,334
Currency Translation Adjustment	31	(2,257)	472	0	(1,754)
Pension Liability Adjustment	0	2,442	(452)	0	1,990
Comprehensive Income Attributable to Noncontrolling Interest	0	(1,509)	0	0	(1,509)

Comprehensive Income (Loss)	$17,089	$26,007	$8,303	$(43,338)	$8,061

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. and Subsidiaries as of December 30, 2012 and January 1, 2012 and the related consolidated statements of operations and comprehensive income and cash flows for each of the three years in the period ended December 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc. and Subsidiaries at December 30, 2012 and January 1, 2012, and the results of their operations and their cash flows for each of the three years in the period then ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interface, Inc. and Subsidiaries’ internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

February 28, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

We have audited Interface, Inc. and Subsidiaries’ internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Interface, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interface, Inc. and Subsidiaries as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations and comprehensive income and cash flows for each of the three years in the period ended December 30, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

February 28, 2013

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on that assessment, management concluded that, as of December 30, 2012, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2012 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

We have adopted the “Interface Code of Business Conduct and Ethics” (the “Code”) which applies to all of our employees, officers and directors, including the Chief Executive Officer and Chief Financial Officer. The Code may be viewed on our website at www.interface.com. Changes to the Code will be posted on our website. Any waiver of the Code for executive officers or directors may be made only by our Board of Directors and will be disclosed to the extent required by law or Nasdaq rules on our website or in a filing on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2012 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2012 fiscal year, is incorporated herein by reference.

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

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2012 fiscal year, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2012 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income — fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011.

Consolidated Balance Sheets — December 30, 2012 and January 1, 2012.

Consolidated Statements of Cash Flows — fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011.

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

Report of Independent Registered Public Accounting Firm

Schedule II — Valuation and Qualifying Accounts and Reserves

3. Exhibits

The following exhibits are included as part of this Report:

Exhibit Number		Description of Exhibit

2.1	—	Stock Purchase Agreement, dated as of July 25, 2012, among Interface Americas Holdings, LLC, Bentley Prince Street, Inc. and Bentley Prince Street Holdings, Inc. (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 8, 2012, previously filed with the Commission and incorporated herein by reference).

3.1	—	Restated Articles of Incorporation and accompanying Clarification Certificate (included as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on May 10, 2012, previously filed with the Commission and incorporated herein by reference).

3.2	—	Bylaws, as amended and restated (included as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, previously filed with the Commission and incorporated herein by reference).

4.1	—	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of Common Stock of the Company.

4.2	—	Rights Agreement dated March 7, 2008 and effective as of March 17, 2008 between the Company and Computershare Trust Company, N.A. (included as Exhibit 4.1 to the Company’s current report on Form 8-K filed on March 7, 2008, previously filed with the Commission and incorporated herein by reference).

4.3	—	Indenture governing the Company’s 9.5% Senior Subordinated Notes due 2014, dated as of February 4, 2004, among the Company, certain subsidiaries of the Company, as guarantors, and SunTrust Bank, as Trustee (the “2004 Indenture”) (included as Exhibit 4.6 to the Company’s annual report on Form 10-K for the year ended December 28, 2003 (the “2003 10-K”), previously filed with the Commission and incorporated herein by reference); First Supplemental Indenture related to the 2004 Indenture, dated as of January 10, 2005 (included as Exhibit 99.3 to the Company’s current report on Form 8-K filed on February 16, 2005, previously filed with the Commission and incorporated herein by reference); and Second Supplemental Indenture related to the 2004 Indenture, dated as of November 17, 2010 (included as Exhibit 4.2 to the Company’s current report on Form 8-K filed on November 19, 2010, previously filed with the Commission and incorporated herein by reference).

4.4	—	Indenture governing the Company’s 11 3/8% Senior Secured Notes due 2013, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as Trustee (the “2009 Indenture”) (included as Exhibit 4.1 to the Company’s current report on Form 8-K filed on June 11, 2009, previously filed with the Commission and incorporated herein by reference); Intercreditor Agreement, dated June 5, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, Wachovia Bank, National Association, in its capacity as domestic agent and collateral agent under the Company’s domestic revolving credit facility, and U.S. Bank National Association, as collateral agent under the 2009 Indenture (included as Exhibit 4.2 to the Company’s current report on Form 8-K filed on June 11, 2009, previously filed with the Commission and incorporated herein by reference); Pledge and Security Agreement, dated June 5, 2009, by and among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, in its capacity as collateral agent for the holders of the 11 3/8% Senior Secured Notes (included as Exhibit 4.4 to the Company’s annual report on Form 10-K for the year ended January 3, 2010, previously filed with the Commission and incorporated herein by reference); and First Supplemental Indenture related to the 2009 Indenture, dated as of November 17, 2010 (included as Exhibit 4.1 to the Company’s current report on Form 8-K filed on November 19, 2010, previously filed with the Commission and incorporated herein by reference).

4.5	—	Indenture governing the Company’s 7 5/8% Senior Notes due 2018, dated as of December 3, 2010, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as Trustee (included as Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 7, 2010, previously filed with the Commission and incorporated herein by reference).

10.1	—	Salary Continuation Plan, dated May 7, 1982 (included as Exhibit 10.20 to the Company’s registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

10.2	—	Form of Salary Continuation Agreement, dated as of January 1, 2008 (as used for Daniel T. Hendrix, Raymond S. Willoch and John R. Wells) (included as Exhibit 99.5 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.3	—	Interface, Inc. Omnibus Stock Incentive Plan (as amended and restated effective February 23, 2010) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 26, 2010, previously filed with the Commission and incorporated herein by reference); Forms of Restricted Stock Agreement, as used for directors, executive officers and other key employees/consultants (included as Exhibits 99.1, 99.2 and 99.3, respectively, to the Company’s current report on Form 8-K filed on January 14, 2005, previously filed with the Commission and incorporated herein by reference); and Form of Restricted Stock Agreement, as used for executive officers (included as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2007, previously filed with the Commission and incorporated herein by reference).*

10.4	—	Interface, Inc. Executive Bonus Plan, adopted on February 25, 2009 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 28, 2009, previously filed with the Commission and incorporated herein by reference).*

10.5	—	Interface, Inc. Nonqualified Savings Plan (as amended and restated effective January 1, 2002) (included as Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 30, 2001, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 20, 2002 (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 30, 2002 (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated as of May 8, 2003 (included as Exhibit 10.6 to the 2003 10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto, dated as of December 31, 2003 (included as Exhibit 10.7 to the 2003 10-K, previously filed with the Commission and incorporated herein by reference).*

10.6	—	Amended and Restated Employment and Change in Control Agreement of Daniel T. Hendrix dated January 1, 2008 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.7	—	Amended and Restated Employment and Change in Control Agreement of Patrick C. Lynch dated January 1, 2008 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.8	—	Amended and Restated Employment and Change in Control Agreement of John R. Wells dated January 1, 2008 (included as Exhibit 99.3 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.9	—	Amended and Restated Employment and Change in Control Agreement of Raymond S. Willoch dated January 1, 2008 (included as Exhibit 99.4 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.10	—	UK Service Agreement between Interface Europe, Ltd. and Lindsey Kenneth Parnell dated March 13, 2007 (included as Exhibit 10.12 to the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”), previously filed with the Commission and incorporated herein by reference).*

10.11	—	Overseas Service Agreement between Interface Europe, Ltd. and Lindsey Kenneth Parnell dated March 13, 2007 (included as Exhibit 10.13 to the 2006 10-K, previously filed with the Commission and incorporated herein by reference).*

10.12	—	Seventh Amended and Restated Credit Agreement, dated as of June 24, 2011, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, Wells Fargo Bank, National Association and Bank of America, N.A. (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed first on October 27, 2011, previously filed with the Commission and incorporated herein by reference).

10.13	—	Split Dollar Insurance Agreement, dated February 21, 1997, between the Company and Daniel T. Hendrix (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 4, 1998, previously filed with the Commission and incorporated herein by reference); and Amendment thereto, dated December 29, 2008 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 2, 2009, previously filed with the Commission and incorporated herein by reference).*

10.14	—	Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.15	—	Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix, John R. Wells, Patrick C. Lynch, Raymond S. Willoch, Lindsey K. Parnell and Robert A. Coombs) (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.16	—	Interface, Inc. Long-Term Care Insurance Plan and related Summary Plan Description (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on December 20, 2005, previously filed with the Commission and incorporated herein by reference).*

10.17	—	Credit Agreement, executed on April 24, 2009, among Interface Europe B.V. (and certain of its subsidiaries) and ABN AMRO Bank N.V. (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on April 29, 2009, previously filed with the Commission and incorporated herein by reference); Amendment Agreement thereto, executed on January 21, 2010 (included as Exhibit 99.1 to the Company’s current report on Form 8-K dated January 21, 2010 and filed on January 22, 2010, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, executed on December 17, 2010, among Interface Europe B.V. (and certain of its subsidiaries) and the Royal Bank of Scotland N.V. (as successor to ABN AMRO Bank N.V.) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2011, previously filed with the Commission and incorporated herein by reference); and Third Amendment thereto, executed on November 24, 2011 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2011, previously filed with the Commission and incorporated herein by reference).

10.18	—	Interface, Inc. Nonqualified Savings Plan II, as amended and restated effective January 1, 2009.*

10.19	—	First Amendment to the Interface, Inc. Nonqualified Savings Plan II, dated February 26, 2009.*

10.20	—	Second Amendment to the Interface, Inc. Nonqualified Savings Plan II, dated December 9, 2009.*

10.21	—	Third Amendment to the Interface, Inc. Nonqualified Savings Plan II, dated April 15, 2010.*

10.22	—	Fourth Amendment to the Interface, Inc. Nonqualified Savings Plan II, dated August 9, 2012.*

21	—	Subsidiaries of the Company.

23	—	Consent of BDO USA, LLP.

24	—	Power of Attorney (see signature page of this Report).

31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

32.1	—	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

32.2	—	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

101.INS	—	XBRL Instance Document (filed electronically herewith)

101.SCH	—	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE	—	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)

101.DEF	—	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)

*	Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

Report of Independent Registered Public Accounting Firm

Interface, Inc. and Subsidiaries

Atlanta, Georgia

The audits referred to in our report dated February 28, 2013 relating to the consolidated financial statements of Interface, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Atlanta, Georgia

February 28, 2013

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
December 30, 2012	$8,920	$1,338	$0	$1,440	$8,818
January 1, 2012	9,631	1,454	0	2,165	8,920
January 2, 2011	12,288	1,318	0	3,975	9,631

(A)	Includes changes in foreign currency exchange rates.
(B)	Write off of bad debt, and recovering of previously provided for amounts.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS (B)	DEDUCTIONS (DESCRIBE) (C)	BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year Ended:
December 30, 2012	$4,112	$18,927	$9,364	$9,325	$4,350
January 1, 2012	521	5,755	776	1,388	4,112
January 2, 2011	1,953	2,943	0	4,375	521

(A)	Includes changes in foreign currency exchange rates.
(B)	Reduction of asset carrying value.
(C)	Cash payments.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Reserves for Sales Returns and Allowances:
Year ended:
December 30, 2012	$4,276	$1,441	$0	$2,618	$3,099
January 1, 2012	4,475	1,887	0	2,086	4,276
January 2, 2011	3,334	3,195	0	2,054	4,475

(A)	Includes changes in foreign currency exchange rates.
(B)	Represents credits issued and adjustments to reflect actual exposure.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Warranty Reserves:
Year ended:
December 30, 2012	$871	$361	$0	$0	$1,232
January 1, 2012	830	41	0	0	871
January 2, 2011	841	489	0	500	830

(A)	Includes changes in foreign currency exchange rates.
(B)	Represents costs applied against reserve and adjustments to reflect actual exposure.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	BALANCE, AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES (A)	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (DESCRIBE) (B)	BALANCE, AT END OF YEAR
	(in thousands)
Inventory Reserves:
Year ended:
December 30, 2012	$10,366	$4,252	$0	$1,672	$12,946
January 1, 2012	10,733	2,644	0	3,011	10,366
January 2, 2011	13,044	3,391	0	5,702	10,733

(A)	Includes changes in foreign currency exchange rates.
(B)	Represents costs applied against reserve and adjustments to reflect actual exposure.

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

Date: February 28, 2013		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
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

Signature	Capacity	Date

/s/ DANIEL T. HENDRIX Daniel T. Hendrix	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ PATRICK C. LYNCH Patrick C. Lynch	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013

/s/ EDWARD C. CALLAWAY	Director	February 28, 2013
Edward C. Callaway

	Director	February 28, 2013
Andrew B. Cogan

/s/ DIANNE DILLON-RIDGLEY	Director	February 28, 2013
Dianne Dillon-Ridgley

/s/ CARL I. GABLE	Director	February 28, 2013
Carl I. Gable

/s/ JUNE M. HENTON	Director	February 28, 2013
June M. Henton

	Director	February 28, 2013
Christopher G. Kennedy

/s/ K. DAVID KOHLER	Director	February 28, 2013
K. David Kohler

/s/ JAMES B. MILLER, JR.	Director	February 28, 2013
James B. Miller, Jr.

/s/ HAROLD M. PAISNER	Director	February 28, 2013
Harold M. Paisner

EXHIBIT INDEX

Exhibit Number

10.18	Interface, Inc. Nonqualified Savings Plan II, as amended and restated effective January 1, 2009.*

10.19	First Amendment to the Interface, Inc. Nonqualified Savings Plan II, dated February 26, 2009.*

10.20	Second Amendment to the Interface, Inc. Nonqualified Savings Plan II, dated December 9, 2009.*

10.21	Third Amendment to the Interface, Inc. Nonqualified Savings Plan II, dated April 15, 2010.*

10.22	Fourth Amendment to the Interface, Inc. Nonqualified Savings Plan II, dated August 9, 2012.*

21	Subsidiaries of the Company.

23	Consent of BDO USA, LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

101.INS	XBRL Instance Document (filed electronically herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)

101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)