Form 10-Q
period 2013-03-31
INTERFACE INC
filed 2013-05-09
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of each of the registrant’s classes of common stock at May 3, 2013:

Class	Number of Shares
Common Stock, $.10 par value per share	66,180,032

INTERFACE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31, 2013	DECEMBER 30, 2012
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$65,079	$90,533
Accounts Receivable, net	113,819	137,313
Inventories	157,519	141,176
Prepaid Expenses and Other Current Assets	61,001	51,358
Deferred Income Taxes	9,918	10,271

TOTAL CURRENT ASSETS	407,336	430,651
PROPERTY AND EQUIPMENT, less accumulated depreciation	173,939	165,725
DEFERRED TAX ASSET	62,424	62,856
GOODWILL	73,313	75,672
OTHER ASSETS	55,195	54,463

TOTAL ASSETS	$772,207	$789,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$54,563	$56,292
Accrued Expenses	83,274	97,424
Current Portion of Long-Term Debt	8,120	8,110

TOTAL CURRENT LIABILITIES	145,957	161,826
SENIOR NOTES	275,000	275,000
DEFERRED INCOME TAXES	6,402	7,339
OTHER	46,360	49,500

TOTAL LIABILITIES	473,719	493,665
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,617	6,606
Additional Paid-In Capital	368,383	366,677
Accumulated Deficit	(11,403)	(16,746)
Accumulated Other Comprehensive Income – Foreign Currency Translation Adjustment	(31,503)	(25,344)
Accumulated Other Comprehensive Income – Pension Liability	(33,606)	(35,491)

TOTAL SHAREHOLDERS’ EQUITY	298,488	295,702

	$772,207	$789,367

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	MARCH 31, 2013	APRIL 1, 2012
NET SALES	$210,369	$210,016
Cost of Sales	139,117	139,498

GROSS PROFIT ON SALES	71,252	70,518
Selling, General and Administrative Expenses	57,258	53,901
Restructuring and Asset Impairment Charge	0	16,316

OPERATING INCOME	13,994	301
Interest Expense	6,158	6,653
Other Expense	407	400

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	7,429	(6,752)
Income Tax Expense (Benefit)	432	(655)

INCOME (LOSS) FROM CONTINUING OPERATIONS	$6,997	$(6,097)
Income from Discontinued Operations, Net of Tax	0	163

NET INCOME (LOSS)	$6,997	$(5,934)

Earnings (Loss) Per Share – Basic
Continuing Operations	$0.11	$(0.10)
Discontinued Operations	0.00	(0.00)

Earnings (Loss) Per Share – Basic	$0.11	$(0.09)

Earnings (Loss) Per Share – Diluted
Continuing Operations	$0.11	$(0.10)
Discontinued Operations	0.00	(0.00)

Earnings (Loss) Per Share – Diluted	$0.11	$(0.09)

Common Shares Outstanding – Basic	66,116	63,443
Common Shares Outstanding – Diluted	66,274	63,443

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31, 2013	APRIL 1, 2012
Net Income (Loss)	$6,997	$(5,934)
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	(6,159)	7,874
Other Comprehensive Income (Loss), Pension Liability Adjustment	1,885	(891)

Comprehensive Income	$2,723	$1,049

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31, 2013	APRIL 1, 2012
OPERATING ACTIVITIES:
Net income (loss)	$6,997	$(5,934)
Income from discontinued operations, net of tax	0	163

Income (loss) from continuing operations	6,997	(6,097)
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	6,159	6,246
Stock compensation amortization expense	554	1,298
Deferred income taxes and other	1,357	(3,113)
Working capital changes:
Accounts receivable	21,942	31,890
Inventories	(17,088)	(3,766)
Prepaid expenses	(10,300)	(4,263)
Accounts payable and accrued expenses	(18,618)	2,131

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,997)	24,326

INVESTING ACTIVITIES:
Capital expenditures	(14,883)	(10,354)
Other	(485)	(1,035)

CASH USED IN INVESTING ACTIVITIES	(15,368)	(11,389)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	868	131
Dividends paid	(1,654)	(1,307)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	(786)	(1,176)

Net cash provided by (used in) operating, investing and financing activities	(25,151)	11,761
Effect of exchange rate changes on cash	(303)	687

CASH AND CASH EQUIVALENTS:
Net change during the period	(25,454)	12,448
Balance at beginning of period	90,533	50,624

Balance at end of period	$65,079	$63,072

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 30, 2012, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 30, 2012 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

As described below in Note 8, the Company has sold its Bentley Prince Street business segment. The results of operations and related disposal costs, gains and losses for this business are classified as discontinued operations, where applicable.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2013	December 30, 2012
	(In thousands)
Finished Goods	$99,850	$87,094
Work in Process	9,402	7,030
Raw Materials	48,267	47,052

	$157,519	$141,176

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

	Three Months Ended
	March 31, 2013	April 1, 2012
Earnings Per Share from Continuing Operations:
Basic Earnings (Loss) Per Share Attributable to Common Stockholders:
Distributed Earnings	$0.03	$(0.02)
Undistributed Earnings	0.08	(0.08)

Total	$0.11	$(0.10)

Diluted Earnings (Loss) Per Share Attributable to Common Stockholders:
Distributed Earnings	$0.03	$(0.02)
Undistributed Earnings	0.08	(0.08)

Total	$0.11	$(0.10)

Earnings (Loss) Per Share from Discontinued Operations:
Basic earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.00	$0.00
Undistributed earnings	0.00	0.00
Diluted earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.00	$0.00
Undistributed earnings	0.00	0.00
Basic earnings (loss) per share attributable to Interface, Inc. common shareholders	$0.11	$(0.09)
Diluted earnings (loss) per share attributable to Interface, Inc. common shareholders	$0.11	$(0.09)

The following table presents net income that was attributable to participating securities.

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In millions)
Net Income	$0.2	$0.0

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Weighted Average Shares Outstanding	64,406	63,443
Participating Securities	1,710	0

Shares for Basic Earnings Per Share	66,116	63,443
Dilutive Effect of Stock Options	158	0

Shares for Diluted Earnings Per Share	66,274	63,443

For the three months ended April 1, 2012, options to purchase 535,000 shares of common stock were not included in the computation of diluted EPS as their impact would be anti-dilutive. For the three months ended April 1, 2012, 2,009,000 shares of participating securities were excluded from the computation of EPS as their impact would be anti-dilutive.

NOTE 4 – LONG-TERM DEBT

7 5/8% Senior Notes

As of both March 31, 2013, and April 1, 2012, the Company had outstanding $275 million in 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”). The estimated fair value of the 7 5/8% Senior Notes as of March 31, 2013, and April 1, 2012, based on then current market prices, was $297.0 and $296.7 million, respectively.

11 3/8% Senior Secured Notes

As of March 31, 2013, and April 1, 2012, the Company had outstanding $8.1 million and $8.0 million in 11 3/8% Senior Secured Notes due 2013 (the “11 3/8% Senior Secured Notes”), respectively. The estimated fair value of the 11 3/8% Senior Secured Notes as of both March 31, 2013, and April 1, 2012, based on then current market prices, was $8.1 million.

Credit Facilities

The Company maintains a domestic revolving credit agreement (the “Facility”) that provides a maximum aggregate amount of $100 million of loans and letters of credit available to us at any one time (subject to a borrowing base) with an option for us to increase that maximum aggregate amount to $150 million (upon the satisfaction of certain conditions, and subject to a borrowing base). The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future. As of March 31, 2013, there were zero borrowings and $3.6 million in letters of credit outstanding under the Facility. As of March 31, 2013, the Company could have incurred $57.1 million of additional borrowings under the Facility.

Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with The Royal Bank of Scotland N.V. (“RBS”). Under this Credit Agreement, RBS provides a credit facility, until further notice, for borrowings and bank guarantees of €20 million. As of March 31, 2013, there were no borrowings outstanding under this facility, and the Company could have incurred €20 million (approximately $25.6 million) of additional borrowings under the facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $18.8 million of lines of credit available. As of March 31, 2013 there were no borrowings outstanding under these lines of credit.

NOTE 5 – STOCK-BASED COMPENSATION

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

During the first three months of 2013 and 2012, the Company recognized stock option compensation costs of $0.1 million and $0.2 million, respectively. The remaining unrecognized compensation cost related to unvested awards at March 31, 2013, approximated $0.1 million, and the weighted average period of time over which this cost will be recognized is approximately one year.

There were no stock options granted during the first three months of fiscal year 2013 or 2012. The following table summarizes stock options outstanding as of March 31, 2013, as well as activity during the three months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2012	393,500	$8.49
Granted	0	0
Exercised	81,000	9.73
Forfeited or canceled	5,500	2.71

Outstanding at March 31, 2013	307,000	$8.35

Exercisable at March 31, 2013	302,000	$8.27

At March 31, 2013, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $3.3 million and $3.3 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first three months of 2013 and 2012 are provided in the following table:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Proceeds from stock options exercised	$868	$131
Intrinsic value of stock options exercised	$581	$179

The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

Restricted Stock Awards

During the three months ended March 31, 2013 and April 1, 2012, the Company granted restricted stock awards for 584,000 and 557,500 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a two to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $0.6 million and $1.3 million for the three months ended March 31, 2013, and April 1, 2012, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of March 31, 2013, as well as activity during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2012	1,973,500	$14.79
Granted	584,000	16.06
Vested	372,000	14.63
Forfeited or canceled	475,500	14.04

Outstanding at March 31, 2013	1,710,000	$15.45

As of March 31, 2013, the unrecognized total compensation cost related to unvested restricted stock was $16.6 million. That cost is expected to be recognized by the end of 2016.

The Company did not recognize any significant tax benefit with regard to restricted stock in either period presented.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended March 31, 2013, and April 1, 2012, respectively:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	March 31, 2013	April 1, 2012
	(In thousands)
Service cost	$211	$116
Interest cost	2,390	2,544
Expected return on assets	(2,487)	(2,821)
Amortization of prior service costs	22	13
Recognized net actuarial (gains)/losses	243	229

Net periodic benefit cost	$379	$81

	Three Months Ended
Salary Continuation Plan (SCP)	March 31, 2013	April 1, 2012
	(In thousands)
Service cost	$134	$113
Interest cost	249	254
Amortization of prior service cost	12	12
Amortization of (gain)/loss	110	67

Net periodic benefit cost	$505	$446

NOTE 7 – RESTRUCTURING CHARGES

2012 Restructuring Charge

In the first quarter of 2012, the Company committed to a restructuring plan in its continuing efforts to reduce costs across its worldwide operations and more closely align its operations with reduced demand levels in certain markets. The plan primarily consisted of ceasing manufacturing and warehousing operations at its facility in Shelf, England. In connection with this restructuring plan, the Company incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million. The charge was comprised of employee severance expenses of $5.4 million, other related exit costs of $1.6 million, and a charge for impairment of assets of approximately $9.3 million. Approximately $7 million of the charge will result in cash expenditures, primarily severance expense. In the third and fourth quarters of 2012, the Company recorded additional charges of $0.8 million and $2.3 million, respectively, of cash severance expenses related to the finalization of this plan for its European operations. As a result of these 2012 restructuring charges, a reduction of approximately 145 employees occurred.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2012	Costs Incurred in 2013	Balance at March 31, 2013
	((In thousands)
Workforce Reduction	$8,465	$5,205	$2,566	$694
Fixed Asset Impairment	9,364	9,364	0	0
Other Related Exit Costs	1,596	1,168	75	353

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

A summary of these restructuring activities is presented below:

	Restructuring Charge	Costs Incurred in 2011	Costs Incurred in 2012	Costs Incurred in 2013	Balance at March 31, 2013
	(In thousands)
Workforce Reduction	$4,979	$867	$3,450	$101	$561
Fixed Asset Impairment	776	776	0	0	0

NOTE 8 – DISCONTINUED OPERATIONS

In the third quarter of 2012, the Company sold its Bentley Prince Street business segment, which is now reported in the results of operations as “discontinued operations,” where applicable.

Summary operating results for discontinued operations were as follows:

	Three Months Ended
	March 31, 2013	April 2, 2012
	(In thousands)
Net sales	$0	$22,744
Income (Loss) on operations before taxes on income	0	251
Tax expense (benefit)	0	88
Income (Loss) on operations, net of tax	0	163

As of March 31, 2013 and December 30, 2012, there were no assets or liabilities related to the above-described discontinued operations that were held for sale.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $0.3 million and $0.8 million for the three month periods ended March 31, 2013, and April 1, 2012, respectively. Income tax payments amounted to $1.6 million and $3.0 million for the three month periods ended March 31, 2013, and April 1, 2012, respectively.

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The standard was effective for the Company in the first quarter of fiscal year 2013. As this standard impacts presentation only, the adoption did not have any impact on the Company’s consolidated financial statements.

NOTE 11 – INCOME TAXES

In the first quarter of 2013, the Company executed advance pricing agreements for tax years 2006 through 2011 with the Canada Revenue Agency and the U.S. Internal Revenue Service in relation to the U.S. bilateral advanced pricing agreement filed in 2008. As a result of executing the advance pricing agreements, the Company was able to reduce its liability for unrecognized tax benefits in the first quarter of 2013 by $2.0 million. This benefit has been included in the “Income Tax Expense (Benefit)” line of the Company’s consolidated condensed statement of operations for the three months ended March 31, 2013.

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first three months of 2013, due largely to the resolution of the bilateral advanced pricing agreement discussed above, the Company decreased its liability for unrecognized tax benefits by $2.3 million. As of March 31, 2013, the Company had accrued approximately $22.9 million for unrecognized tax benefits.

NOTE 12 – FIRE AT AUSTRALIAN MANUFACTURING FACILITY

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

Since the fire, the Company has recorded charges of approximately $24.3 million ($2.0 million in the first quarter of 2013) for impairment of fixed assets related to the fire, and has incurred approximately $23.1 million of excess production costs related to the fire, as it has utilized other facilities to service customers in the Australia and New Zealand markets. As of March 31, 2013, the Company has determined that the receipt of reimbursement of these expenses from its insurer is probable in accordance with its insurance policies and has therefore recorded a receivable for these items. As of March 31, 2013, the Company had received $20.7 million of reimbursement from the insurance company related to the fire at the Picton facility. The table below details the nature of expenses as well as insurance receivables and amounts already received related to the fire:

(in millions)
Impairment of fixed assets at the Picton Facility	$24.3
Incremental payroll costs	4.2
Incremental shipping costs	17.6
Other incremental costs	1.3

Total incurred costs through December 30, 2012	$47.4

Insurance recovery receivable	$26.7
Insurance recoveries already received	$20.7

The Company also has made an additional claim for loss of profits related to the fire. The amount of this claim is approximately $5.2 million and relates to loss of profits from the date of the fire through the end of 2012. The Company continues to gather information related to additional insurance claims for loss of profits as a result of the fire. As of March 31, 2013, the Company had not recorded any receivables or amounts for loss of profits, but expects to do so at a later date as information and analysis become more complete and recovery becomes probable.

NOTE 13 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first quarter of 2013, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.3 million related to the Company’s defined retirement benefit plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$130,708	$111,873	$0	$(32,212)	$210,369
Cost of sales	95,709	75,620	0	(32,212)	139,117

Gross profit on sales	34,999	36,253	0	0	71,252
Selling, general and administrative expenses	22,697	26,092	8,469	0	57,258

Operating income (loss)	12,302	10,161	(8,469)	0	13,994
Interest/Other expense	5,971	2,945	(2,351)	0	6,565

Income (loss) before taxes on income and equity in income of subsidiaries	6,331	7,216	(6,118)	0	7,429
Income tax expense (benefit)	368	419	(355)	0	432
Equity in income (loss) of subsidiaries	0	0	12,760	(12,760)	0

Net income (loss)	$5,963	$6,797	$6,997	$(12,760)	$6,997

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(In thousands)
Net Income (loss)	$5,963	$6,797	$6,997	$(12,760)	$6,997
Currency Translation Adjustment	(7)	(6,314)	162	0	(6,159)
Pension Liability Adjustment	0	1,812	73	0	1,885

Comprehensive Income (Loss)	$5,956	$2,295	$7,232	$(12,760)	$2,723

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,184	$22,667	$40,228	$0	$65,079
Accounts receivable	44,131	69,028	660	0	113,819
Inventories	71,301	86,218	0	0	157,519
Prepaids and deferred income taxes	6,093	50,216	14,610	0	70,919

Total current assets	123,709	228,129	55,498	0	407,336
Property and equipment less accumulated depreciation	77,972	92,817	3,150	0	173,939
Investment in subsidiaries	558,798	220,556	(151,552)	(627,802)	0
Goodwill	6,542	66,771	0	0	73,313
Other assets	1,275	9,057	107,287	0	117,619

	$768,296	$617,330	$14,383	$(627,802)	$772,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$31,975	$105,704	$8,278	$0	$145,957
Senior notes	0	0	275,000	0	275,000
Deferred income taxes	0	9,861	(3,459)	0	6,402
Other	4	1,581	44,775	0	46,360

Total liabilities	31,979	117,146	324,594	0	473,719
Redeemable preferred stock	0	0	0	0	0
Common stock	94,145	102,199	6,617	(196,344)	6,617
Additional paid-in capital	249,302	12,525	368,383	(261,827)	368,383
Retained earnings (deficit)	394,820	438,138	(674,730)	(169,631)	(11,403)
AOCI—Foreign currency translation adjustment	(1,950)	(23,005)	(6,548)	0	(31,503)
AOCI—Pension liability	0	(29,673)	(3,933)	0	(33,606)

	$768,296	$617,330	$14,383	$(627,802)	$772,207

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS

ENDED MARCH 31, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net cash provided by (used for) operating activities	$(5,666)	$(11,246)	$9,509	$(1,594)	$(8,997)

Cash flows from investing activities:
Purchase of plant and equipment	(5,624)	(9,252)	(7)	0	(14,883)
Other	9	(209)	(285)	0	(485)

Net cash used for investing activities	(5,615)	(9,461)	(292)	0	(15,368)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	868	0	868
Other	9,533	7,352	(18,479)	1,594	0
Dividends paid	0	0	(1,654)	0	(1,654)

Net cash provided by (used for) financing activities	9,533	7,352	(19,265)	1,594	(786)
Effect of exchange rate change on cash	0	(303)	0	0	(303)

Net increase (decrease) in cash	(1,748)	(13,658)	(10,048)	0	(25,454)
Cash at beginning of period	3,932	36,325	50,276	0	90,533

Cash at end of period	$2,184	$22,667	$40,228	$0	$65,079

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, March 31, 2013, and the comparable period of 2012 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

2012 Restructuring Charge

In the first quarter of 2012, we committed to a new restructuring plan in our continuing efforts to reduce costs across our worldwide operations and more closely align our operations with reduced demand levels in certain markets. The plan primarily consisted of ceasing manufacturing and warehousing operations at our facility in Shelf, England. In connection with this restructuring plan, we incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million, as well as additional related charges of $0.8 million in the third quarter of 2012 and $2.3 million in the fourth quarter of 2012. These charges were comprised of severance expenses of $8.5 million for a reduction of 145 employees, other related exit costs of $1.6 million, and impairment of assets of $9.4 million. Approximately $10.1 million of the charge will result in cash expenditures, primarily severance expense.

Fire at Australia Facility

In July 2012, a fire occurred at our manufacturing facility in Picton, Australia. The fire caused extensive damage to the facility, as well as disruption to business activity in the region. We have taken steps towards re-adapting our supply chain with product from our manufacturing facilities in China, Thailand, the U.S. and Europe. While this is being executed with success, there were, as expected, delays in shipments that affected sales following the fire. At this time, it is difficult to quantify the financial impacts of the fire, but we believe it negatively affected net sales by approximately $2.5-$3.0 million during the first quarter of 2013. For additional information on the fire, please see Note 12, entitled “Fire at Australian Manufacturing Facility,” in Part I, Item 1 of this Report.

Discontinued Operations

In 2012, we sold our Bentley Prince Street business segment. In accordance with applicable accounting standards, we have reported the results of operations for the former Bentley Prince Street business segment as “discontinued operations,” where applicable.

Our discontinued operations had no net sales and no net income or loss in the three-month period ended March 31, 2013. For the three-month period ended April 1, 2012, our discontinued operations had net sales of $22.7 million and net income of $0.2 million.

General

During the quarter ended March 31, 2013, we had net sales of $210.4 million, compared with net sales of $210.0 million in the first quarter last year. Fluctuations in currency exchange rates had a slightly negative impact (less than 1%) for the 2013 first quarter compared with the prior year period.

During the first quarter of 2013, we had net income of $7.0 million, or $0.11 per share, compared with a net loss of $5.9 million, or $0.09 per share, in the first quarter last year. Included in the results for the first quarter of 2013 was a one-time tax dispute resolution benefit of $2.0 million related to the execution of bilateral pricing agreements. See the discussion in Note 11 of Part I, Item 1 of this Report, entitled “Income Taxes,” for further information. As discussed above, results for the first quarter of 2012 included a restructuring and asset impairment charge of $16.3 million.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended March 31, 2013, and April 1, 2012, respectively:

	Three Months Ended
	March 31, 2013	April 1, 2012
Net sales	100.0%	100.0%
Cost of sales	66.1	66.4

Gross profit on sales	33.9	33.6
Selling, general and administrative expenses	27.2	25.7
Restructuring and asset impairment charge	0.0	7.8

Operating income	6.7	0.1
Interest/Other expense	3.1	3.4

Income (loss) before tax expense	3.5	(3.2)
Income tax expense (benefit)	0.2	(0.3)

Income (loss) from continuing operations	3.3	(2.9)
Income (loss) from discontinued operations	0.0	0.1

Net income (loss)	3.3	(2.8)

Net Sales

Below we provide information regarding net sales and analyze those results for the three-month periods ended March 31, 2013, and April 1, 2012, respectively.

	Three Months Ended		Percentage
	March 31, 2013	April 1, 2012	Change
	(In thousands)
Net Sales	210,369	210,010	0.2%

For the quarter ended March 31, 2013, net sales increased $0.3 million (0.2%) versus the comparable period in 2012. On a geographic basis, we experienced a sales increase in the Americas (up 9%) which was almost entirely offset by decreases in Europe (down 9% in U.S. dollars, or 10% in local currency) and Asia-Pacific (down 8%). In the Americas, sales growth was due to increases in the corporate office segment (up 21%), as well as smaller increases in the residential (up 24%) and hospitality (up 68%) segments. The increase in the residential segment is a direct result of the continued expansion of our FLOR store channel. As of the end of the first quarter of 2013, we had 19 FLOR stores open, compared with eight stores as of the end of the first quarter of 2012. The increase in the hospitality segment was due to the continued successful penetration of this market as we further build our sales presence in the hospitality market. These increases in the Americas were partially offset by a decrease in the retail segment (down 31%). The sales decline in Europe was driven by the continued economic uncertainty in that region that has negatively impacted buying decisions by our customers, as well as unusually bad weather in the U.K. at the end of March that delayed shipments. Aside from an increase in the hospitality segment (up 14%), all market segments in Europe showed declines compared with the first quarter of 2012. The most significant decline was in the corporate office segment (down 8%), which comprises the majority of the region’s customers and was most impacted by an economic slow down. In Asia-Pacific, the sales decline was primarily due to the continued effects of the fire that destroyed our plant in Australia in July of 2012. The absence of a plant in Australia has impacted sales in the region despite our continued imports from our other manufacturing facilities. With the commissioning of our new plant in Australia in late 2013, we believe sales will improve in the region going forward. The sales decline in Australia was partially offset by increases in other parts of the Asia-Pacific region, notably Southeast Asia. The overall decline in Asia-Pacific was led by the corporate office segment (down 11%) as well as the healthcare segment (down 38%). These declines were partially mitigated by increases in the retail (up 31%) and hospitality (up 28%) segments.

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses for the three-month periods ended March 31, 2013, and April 1, 2012, respectively:

	Three Months Ended		Percentage
Cost and Expenses	March 31, 2013	April 1, 2012	Change
	(In thousands)
Cost of sales	$139,117	$139,498	(0.3%)
Selling, general and administrative expenses	57,258	53,901	6.2%

Total	$196,375	$193,399	1.5%

For the quarter ended March 31, 2013, our cost of sales decreased $0.4 million (0.3%) versus the comparable period in 2012. Currency translation did not have a significant impact on the comparison between the periods. As a percentage of sales, cost of sales decreased to 66.1% for the quarter ended March 31, 2013, versus 66.4% in the comparable period of 2012. This decrease was due to improvements in gross margin in the Americas due to increased absorption of fixed overhead costs associated with higher production volumes, offset by lower margins in Europe as a result of lesser production at our facilities in that region. Raw material prices for the first quarter of 2013 remained relatively stable versus the first quarter of 2012.

For the quarter ended March 31, 2013, our selling, general and administrative expenses increased $3.4 million (6.2%) versus the comparable period in 2012. Fluctuations in currency exchange rates did not have a significant impact on the comparison between the two periods. The primary components of this increase were additional selling costs, particularly in the Americas group where there were additional sales personnel added to better serve the growing market (approximately $1.3 million of the increase) as well as approximately $1.7 million of additional selling costs related to the additional FLOR retail stores we have opened. Due to these increased expenses, as well as the lower sales volumes discussed above, as a percentage of net sales, selling, general and administrative expenses increased to 27.2% for the first three months of 2013 versus 25.7% in the corresponding period of 2012. We believe that the expansion of our sales channels will continue to provide benefits and we expect to see selling, general and administrative costs decline as a percentage of net sales in future periods.

Interest Expense

For the three-month period ended March 31, 2013, interest expense decreased by approximately $0.5 million to $6.2 million, versus $6.7 million for three-month period ended April 1, 2012. The primary reason for this decrease was the redemption of the remaining $11.5 million of our 9.5% Senior Subordinated Notes early in the second quarter of 2012.

Liquidity and Capital Resources

General

At March 31, 2013, we had $65.1 million in cash. At that date, we had no borrowings and $3.6 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility. As of March 31, 2013, we could have incurred $57.1 million of additional borrowings under our domestic revolving credit facility, and €20 million (approximately $25.6 million) of additional borrowings under our European credit facility. In addition, we could have incurred an additional $18.8 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the three months ended March 31, 2013 were (1) $21.9 million due to reductions in accounts receivable, and (2) $0.9 million from the exercise of stock options under our employee stock plan. Our primary uses of cash during this period were (1) $18.6 million due to a decrease in accounts payable and accrued expenses, (2) $17.1 million for increased inventory levels, and (3) $14.9 million for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, under Item 7A of that Form 10-K. Our discussion here focuses on the quarter ended March 31, 2013, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At March 31, 2013, we recognized a $6.2 million decrease in our foreign currency translation adjustment account compared to December 30, 2012, primarily because of the strengthening of the U.S. dollar against certain foreign currencies.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at March 31, 2013. The values that result from these computations are compared with the market values of these financial instruments at March 31, 2013. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of March 31, 2013, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would experience a net decrease of approximately $10.1 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $7.1 million.

As of March 31, 2013, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $6.8 million or an increase in the fair value of our financial instruments of $5.6 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the first quarter of 2013. For a discussion of risk factors, see Part I, Item IA, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2013:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4)
December 31	0	N/A	0	0
January 1 – January 31, 2013	283,141	$16.83	0	0
February 1 – February 28, 2013	58,333	$17.16	0	0
March 1 – March 31, 2013	33,000	$19.12	0	0

Total	374,474	$17.09	0	0

(1)	The monthly periods identified above correspond to the Company’s fiscal first quarter of 2013, which commenced December 31, 2012 and ended March 31, 2013.
(2)

The referenced shares were acquired by the Company from certain of our employees to satisfy income tax withholding obligations in connection with the vesting, in the first quarter of 2013, of certain previous grants of restricted stock shares.

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

INTERFACE, INC.

Date: May 9, 2013	By:	/s/ Patrick C. Lynch
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