Form 10-Q
period 2013-06-30
INTERFACE INC
filed 2013-08-08
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at August 2, 2013:

Class	Number of Shares
Common Stock, $.10 par value per share	66,159,172

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30, 2013	DECEMBER 30, 2012
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$61,370	$90,533
Accounts Receivable, net	131,284	137,313
Inventories	157,730	141,176
Prepaid Expenses and Other Current Assets	43,780	51,358
Deferred Income Taxes	9,330	10,271
TOTAL CURRENT ASSETS	403,494	430,651

PROPERTY AND EQUIPMENT, less accumulated depreciation	184,447	165,725
DEFERRED TAX ASSET	59,653	62,856
GOODWILL	74,506	75,672
OTHER ASSETS	56,068	54,463
TOTAL ASSETS	$778,168	$789,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$55,921	$56,292
Accrued Expenses	84,591	97,424
Current Portion of Long-Term Debt	8,130	8,110
TOTAL CURRENT LIABILITIES	148,642	161,826

SENIOR NOTES	275,000	275,000
DEFERRED INCOME TAXES	6,957	7,339
OTHER	45,399	49,500
TOTAL LIABILITIES	475,998	493,665

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,618	6,606
Additional Paid-In Capital	369,838	366,677
Retained Earnings (Deficit)	(2,093)	(16,746)
Accumulated Other Comprehensive Loss – Foreign Currency Translation Adjustment	(38,269)	(25,344)
Accumulated Other Comprehensive Loss – Pension Liability	(33,924)	(35,491)
TOTAL SHAREHOLDERS' EQUITY	302,170	295,702
	$778,168	$789,367

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30, 2013	JULY 1, 2012	JUNE 30, 2013	JULY 1, 2012

NET SALES	$243,483	$229,546	$453,852	$439,562
Cost of Sales	157,250	150,844	296,367	290,342

GROSS PROFIT ON SALES	86,233	78,702	157,485	149,220
Selling, General and Administrative Expenses	64,430	56,219	121,688	110,120
Restructuring and Asset Impairment Charge	0	0	0	16,316
OPERATING INCOME	21,803	22,483	35,797	22,784

Interest Expense	5,907	6,149	12,065	12,802
Other Expense (Income)	(2)	288	405	688

INCOME BEFORE INCOME TAX EXPENSE	15,898	16,046	23,327	9,294
Income Tax Expense	4,933	5,509	5,365	4,854

Income from Continuing Operations	$10,965	$10,537	$17,962	$4,440
Loss from Discontinued Operations, Net of Tax	0	279	0	116
NET INCOME	$10,965	$10,258	$17,962	$4,324

Earnings Per Share – Basic
Continuing Operations	$0.17	$0.16	$0.27	$0.07
Discontinued Operations	0.00	0.00	0.00	0.00
Earnings Per Share – Basic	$0.17	$0.16	$0.27	$0.07

Earnings Per Share – Diluted
Continuing Operations	$0.17	$0.16	$0.27	$0.07
Discontinued Operations	0.00	0.00	0.00	0.00
Earnings Per Share – Diluted	$0.17	$0.16	$0.27	$0.07

Common Shares Outstanding – Basic	66,180	65,952	66,148	65,701
Common Shares Outstanding – Diluted	66,329	66,128	66,297	65,868

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30, 2013	JULY 1, 2012	JUNE 30, 2013	JULY 1, 2012

Net Income	$10,965	$10,258	$17,962	$4,324
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	(6,766)	(12,736)	(12,925)	(4,862)
Other Comprehensive Income (Loss), Pension Liability Adjustment	(318)	857	1,567	(34)
Comprehensive Income (Loss)	$3,881	$(1,621)	$6,604	$(572)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30, 2013	JULY 1, 2012
OPERATING ACTIVITIES:
Net Income	$17,962	$4,324
Loss from Discontinued Operations, Net of Tax	0	(116)
Income from Continuing Operations	17,962	4,440
Adjustments to Reconcile Net Income to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	13,021	12,650
Stock Compensation Amortization Expense	2,669	2,164
Deferred Income Taxes and Other	3,317	(2,472)
Working Capital Changes:
Accounts Receivable	2,575	14,751
Inventories	(19,673)	(9,606)
Prepaid Expenses and Other Current Assets	(14,635)	(2,524)
Accounts Payable and Accrued Expenses	(14,272)	4,026

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	(9,036)	23,429

INVESTING ACTIVITIES:
Capital Expenditures	(33,822)	(21,747)
Cash Received from Insurance Company	19,774	0
Other	(1,573)	(1,137)

CASH USED IN INVESTING ACTIVITIES:	(15,621)	(22,884)

FINANCING ACTIVITIES:
Repurchase of Senior Subordinated Notes	0	(11,477)
Proceeds from Issuance of Common Stock	1,256	131
Dividends Paid	(3,309)	(2,627)

CASH USED IN FINANCING ACTIVITIES:	(2,053)	(13,973)

Net Cash Used in Operating, Investing and Financing Activities	(26,710)	(13,428)
Effect of Exchange Rate Changes on Cash	(2,453)	(329)

CASH AND CASH EQUIVALENTS:
Net Change During the Period	(29,163)	(13,757)
Balance at Beginning of Period	90,533	50,635

Balance at End of Period	$61,370	$36,878

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

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 30, 2012, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

As described below in Note 8, the Company has sold its Bentley Prince Street business segment. The results of operations and related disposal costs, gains and losses for this business are classified as discontinued operations, where applicable.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2013	December 30, 2012
	(In thousands)
Finished Goods	$100,139	$87,094
Work in Process	10,245	7,030
Raw Materials	47,346	47,052
	$157,730	$141,176

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

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Earnings Per Share from Continuing Operations:

Basic Earnings Per Share Attributable to Common Stockholders:
Distributed Earnings	$0.03	$0.02	$0.05	$0.04
Undistributed Earnings	0.14	0.14	0.22	0.03
Total	$0.17	$0.16	$0.27	$0.07

Diluted Earnings Per Share Attributable to Common Stockholders:
Distributed Earnings	$0.03	$0.02	$0.05	$0.04
Undistributed Earnings	0.14	0.14	0.22	0.03
Total	$0.17	$0.16	$0.27	$0.07
Earnings (Loss) Per Share from Discontinued Operations:

Basic earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.00	0.00	0.00	0.00
	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per share attributable to Interface, Inc. common shareholders
Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.00	0.00	0.00	0.00
	$0.00	$0.00	$0.00	$0.00

Basic earnings per share attributable to Interface, Inc. common shareholders	$0.17	$0.16	$0.27	$0.07
Diluted earnings per share attributable to Interface, Inc. common shareholders	$0.17	$0.16	$0.27	$0.07

The following tables present net income that was attributable to participating securities:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
		(In millions)
Net Income	$0.3	$0.3	$0.5	$0.1

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
		(In thousands)
Weighted Average Shares Outstanding	64,486	63,927	64,453	63,676
Participating Securities	1,694	2,025	1,694	2,025
Shares for Basic Earnings Per Share	66,180	65,952	66,148	65,701
Dilutive Effect of Stock Options	149	176	149	167
Shares for Diluted Earnings Per Share	66,329	66,128	66,297	65,868

For the three-month period ended July 1, 2012, options to purchase 274,000 shares of common stock were not included in the computation of diluted EPS as their impact would be anti-dilutive. For the six-month period ended July 1, 2012, options to purchase 274,000 shares of common stock were not included in the computation of diluted EPS as their impact would be anti-dilutive.

NOTE 4 – LONG-TERM DEBT

7.625% Senior Notes

As of both June 30, 2013, and July 1, 2012, the Company had outstanding $275 million in 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). The estimated fair value of the 7.625% Senior Notes as of June 30, 2013, and July 1, 2012, based on then current market prices, was $291.5 million and $292.2 million, respectively.

11.375% Senior Secured Notes

As of both June 30, 2013, and July 1, 2012, the Company had outstanding $8.1 million in 11.375% Senior Secured Notes due 2013 (the “11.375% Senior Secured Notes”). The estimated fair value of the 11.375% Senior Secured Notes as of June 30, 2013, and July 1, 2012, based on then current market prices, was $8.1 million and $8.8 million, respectively.

Credit Facilities

The Company maintains a domestic revolving credit agreement (the “Facility”) that provides a maximum aggregate amount of $100 million of loans and letters of credit available to us at any one time (subject to a borrowing base) with an option for us to increase that maximum aggregate amount to $150 million (upon the satisfaction of certain conditions, and subject to a borrowing base). The Company is presently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future. As of June 30, 2013, there were zero borrowings and $3.6 million in letters of credit outstanding under the Facility. As of June 30, 2013, the Company could have incurred $69.0 million of additional borrowings under the Facility.

Interface Europe B.V. (the Company’s modular carpet subsidiary based in the Netherlands) and certain of its subsidiaries maintain a Credit Agreement with The Royal Bank of Scotland N.V. (“RBS”). Under this Credit Agreement, RBS provides a credit facility, until further notice, for borrowings and bank guarantees of €20 million. As of June 30, 2013, there were no borrowings outstanding under this facility, and the Company could have incurred €20 million (approximately $26.0 million) of additional borrowings under the facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $17.7 million of lines of credit available. As of June 30, 2013, there were no borrowings outstanding under these lines of credit.

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

During the first six months of 2013 and 2012, the Company recognized stock option compensation costs of $0.1 million and $0.4 million, respectively. In the second quarters of 2013 and 2012, the Company recognized stock option compensation costs of $0.1 million and $0.2 million, respectively. The remaining unrecognized compensation cost related to unvested awards at June 30, 2013, approximated $0.1 million, and the weighted average period of time over which this cost will be recognized is approximately one year.

The following table summarizes stock options outstanding as of June 30, 2013, as well as activity during the six months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2012	393,500	$9.12
Granted	0	0
Exercised	94,000	9.44
Forfeited or canceled	8,500	2.71
Outstanding at June 30, 2013	291,000	$8.39

Exercisable at June 30, 2013	286,000	$8.54

At June 30, 2013, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $2.5 million and $2.5 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first six months of fiscal years 2013 and 2012 are provided in the table below. The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

	Six Months Ended
	June 30, 2013	July 1, 2012
	(In thousands)
Proceeds from stock options exercised	$1,256	$131
Intrinsic value of stock options exercised	741	179

Restricted Stock Awards

During the six months ended June 30, 2013, and July 1, 2012, the Company granted restricted stock awards for 598,000 and 573,500 shares, respectively, of common stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $2.6 million and $2.2 million for the six months ended June 30, 2013, and July 1, 2012, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of June 30, 2013, and during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2012	1,973,500	$14.79
Granted	598,000	16.05
Vested	393,000	14.67
Forfeited or canceled	484,500	14.06
Outstanding at June 30, 2013	1,694,000	$15.47

As of June 30, 2013, the unrecognized total compensation cost related to unvested restricted stock was approximately $14.3 million. That cost is expected to be recognized by the end of 2016.

For the six months ended June 30, 2013, and July 1, 2012, the Company recognized tax benefits with regard to restricted stock of $1.3 million and $0.3 million, respectively.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended June 30, 2013, and July 1, 2012, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)		(In thousands)
Service cost	$209	$113	$420	$229
Interest cost	2,366	2,542	4,756	5,086
Expected return on assets	(2,463)	(2,817)	(4,950)	(5,638)
Amortization of prior service costs	22	13	44	26
Recognized net actuarial losses	$241	231	484	460
Net periodic benefit cost	375	$82	$754	$163

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)		(In thousands)
Service cost	$134	$113	$267	$226
Interest cost	249	254	499	507
Amortization of prior service cost	12	12	24	24
Amortization of loss	110	67	221	134
Net periodic benefit cost	$505	$446	$1,011	$891

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2012	Costs Incurred in 2013	Balance at June 30, 2013
	(In thousands)
Workforce Reduction	$8,465	$5,205	$2,934	$326
Fixed Asset Impairment	9,364	9,364	0	0
Other Related Exit Costs	1,596	1,034	75	487

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

A summary of these restructuring activities is presented below:

	Restructuring Charge	Costs Incurred in 2011	Costs Incurred in 2012	Costs Incurred in 2013	Balance at June 30, 2013
	(In thousands)
Workforce Reduction	$4,979	$867	$3,450	$98	$564
Fixed Asset Impairment	776	776	0	0	0

NOTE 8 – DISCONTINUED OPERATIONS

In the third quarter of 2012, the Company sold its Bentley Prince Street business segment, which is now reported in the results of operations as “discontinued operations,” where applicable.

Summary operating results for discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 2, 2012	June 30, 2013	July 2, 2012
	(In thousands)		(In thousands)
Net sales	$0	$25,061	$0	$47,805
Income (Loss) on operations before taxes on income	0	(429)	0	(178)
Tax expense (Benefit)	0	(150)	0	(62)
Income (Loss) on operations, net of tax	0	(279)	0	(116)

As of June 30, 2013 and December 30, 2012, there were no assets or liabilities related to the above-described discontinued operations that were held for sale.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $11.4 million and $12.0 million for the six months ended June 30, 2013, and July 1, 2012, respectively. Income tax payments amounted to $3.8 million and $6.0 million for the six months ended June 30, 2013, and July 1, 2012, respectively.

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, or similar tax credit carryforward, exists. This standard clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The amendments in this standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact that adoption of this standard will have on the determination or reporting of its financial results.

NOTE 11 – INCOME TAXES

In the first quarter of 2013, the Company executed advance pricing agreements for tax years 2006 through 2011 with the Canada Revenue Agency and the U.S. Internal Revenue Service in relation to the U.S. bilateral advanced pricing agreement filed in 2008. As a result of executing the advance pricing agreements, the Company was able to reduce its liability for unrecognized tax benefits in the first quarter of 2013 by $1.9 million. This benefit has been included in the “Income Tax Expense (Benefit)” line of the Company’s consolidated condensed statement of operations for the six months ended June 30, 2013.

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first six months of 2013, due largely to the resolution of the bilateral advanced pricing agreement discussed above, the Company decreased its liability for unrecognized tax benefits by $2.2 million. As of June 30, 2013, the Company had accrued approximately $23.0 million for unrecognized tax benefits.

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

Since the fire, the Company has recorded charges of approximately $24.9 million ($2.6 million in 2013) for impairment of fixed assets related to the fire, and has incurred approximately $27.5 million of excess production costs related to the fire, as it has utilized other facilities to service customers in the Australia and New Zealand markets. As of June 30, 2013, the Company has determined that the receipt of reimbursement of these expenses from its insurer is probable in accordance with its insurance policies and has therefore recorded a receivable for these items. As of June 30, 2013, the Company had received $40.5 million of reimbursement from the insurance company related to the fire at the Picton facility. The table below details the nature of expenses as well as insurance receivables and amounts already received related to the fire:

(In millions)
Impairment of fixed assets at the Picton facility	$24.9
Incremental payroll costs	7.3
Incremental shipping costs	17.2
Other incremental costs	3.0
Total incurred costs through June 30, 2013	$52.4

Insurance recovery receivable	$11.9
Insurance recoveries already received	$40.5

The receivable related to this claim is included in prepaid expenses and other current assets in our consolidated condensed balance sheet.

The Company also has made an additional claim for loss of profits related to the fire. The amount of this claim is approximately $5.2 million and relates to loss of profits from the date of the fire through the end of 2012. The Company continues to gather information related to additional insurance claims for loss of profits as a result of the fire. As of June 30, 2013, the Company had not recorded any receivables or amounts for loss of profits, but expects to do so at a later date as information and analysis become more complete and recovery becomes probable.

On July 25, 2013, subsequent to the end of the second quarter, the Company received an additional $13.8 million from our insurance provider related to this claim.

NOTE 13 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first six months of 2013, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.7 million related to the Company’s defined retirement benefit plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

NOTE 14 – SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries and are 100% owned by the Company, are guarantors of the Company’s 11.375% Senior Secured Notes due 2013 and its 7.625% Senior Notes due 2018. These guarantees are full and unconditional. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$165,446	$116,756	$0	$(38,719)	$243,483
Cost of sales	118,083	77,886	0	(38,719)	157,250
Gross profit on sales	47,363	38,870	0	0	86,233
Selling, general and administrative expenses	27,752	29,142	7,536	0	64,430
Operating income (loss)	19,611	9,728	(7,536)	0	21,803
Interest/Other expense	7,883	1,985	(3,963)	0	5,905
Income before taxes on income and equity in income of subsidiaries	11,728	7,743	(3,573)	0	15,898
Income tax expense	3,639	2,403	(1,109)	0	4,933
Equity in income (loss) of subsidiaries	0	0	13,429	(13,429)	0
Net income (loss)	$8,089	$5,340	$10,965	$(13,429)	$10,965

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$296,154	$228,629	$0	$(70,931)	$453,852
Cost of sales	213,792	153,506	0	(70,931)	296,367
Gross profit on sales	82,362	75,123	0	0	157,485
Selling, general and administrative expenses	50,449	55,234	16,005	0	121,688
Operating income (loss)	31,913	19,889	(16,005)	0	35,797
Interest/Other expense	13,854	4,930	(6,314)	0	12,470
Income (loss) before taxes on income and equity in income of subsidiaries	18,059	14,959	(9,691)	0	23,327
Income tax expense	4,007	2,822	(1,464)	0	5,365
Equity in income (loss) of subsidiaries	0	0	26,189	(26,189)	0
Net income (loss)	$14,052	$12,137	$17,962	$(26,189)	$17,962

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(In thousands)
Net Income (loss)	$8,089	$5,340	$10,965	$(13,429)	$10,965
Currency Translation Adjustment	(208)	(6,610)	52	0	(6,766)
Pension Liability Adjustment	0	(391)	73	0	(318)
Comprehensive Income (Loss)	$7,881	$(1,661)	$11,090	$(13,429)	$3,881

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(In thousands)
Net Income (loss)	$14,052	$12,137	$17,962	$(26,189)	$17,962
Currency Translation Adjustment	(215)	(12,924)	214	0	(12,925)
Pension Liability Adjustment	0	1,421	146	0	1,567
Comprehensive Income (Loss)	$13,837	$634	$18,322	$(26,189)	$6,604

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2013

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,905	$30,966	$28,499	$0	$61,370
Accounts receivable	57,719	72,891	674	0	131,284
Inventories	72,391	85,339	0	0	157,730
Prepaids and deferred income taxes	5,679	32,824	14,607	0	53,110
Total current assets	137,694	222,020	43,780	0	403,494
Property and equipment less accumulated depreciation	82,218	99,161	3,068	0	184,447
Investment in subsidiaries	566,538	182,666	(107,973)	(641,231)	0
Goodwill	6,542	67,964	0	0	74,506
Other assets	1,916	9,115	104,690	0	115,721
	$794,908	$580,926	$43,565	$(641,231)	$778,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$50,697	$71,578	$26,367	$0	$148,642
Senior notes	0	0	275,000	0	275,000
Deferred income taxes	0	10,406	(3,449)	0	6,957
Other	13	419	44,967	0	45,399
Total liabilities	50,710	82,403	342,885	0	475,998

Common stock	94,145	102,199	6,618	(196,344)	6,618
Additional paid-in capital	249,302	12,525	369,838	(261,827)	369,838
Retained earnings (deficit)	402,909	443,478	(665,420)	(183,060)	(2,093)
Foreign currency translation adjustment	(2,158)	(29,615)	(6,496)	0	(38,269)
Pension liability	0	(30,064)	(3,860)	0	(33,924)
	$794,908	$580,926	$43,565	$(641,231)	$778,168

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS

ENDED JUNE 30, 2013

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net cash provided by (used in) operating activities	$3,911	$(14,112)	$1,910	$(745)	$(9,036)
Cash flows from investing activities:
Purchase of plant and equipment	(13,188)	(20,569)	(65)	0	(33,822)
Other	(435)	(456)	(682)	0	(1,573)
Cash received from insurance company	0	19,774	0	0	19,774
Net cash used for investing activities	(13,623)	(1,251)	(747)	0	(15,621)
Cash flows from financing activities:
Other	7,685	12,457	(20,887)	745	0
Proceeds from issuance of common stock	0	0	1,256	0	1,256
Dividends paid	0	0	(3,309)	0	(3,309)
Net cash provided by (used for) financing activities	7,685	12,457	(22,940)	745	(2,053)
Effect of exchange rate change on cash	0	(2,453)	0	0	(2,453)
Net increase (decrease) in cash	(2,027)	(5,359)	(21,777)	0	(29,163)
Cash at beginning of period	3,932	36,325	50,276	0	90,533
Cash at end of period	$1,905	$30,966	$28,499	$0	$61,370

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended, or as of, June 30, 2013, and the comparable periods of 2012 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

2012 Restructuring Charge

In the first quarter of 2012, we committed to a restructuring plan in our continuing efforts to reduce costs across our worldwide operations and more closely align our operations with reduced demand levels in certain markets. The plan primarily consisted of ceasing manufacturing and warehousing operations at our facility in Shelf, England. In connection with this restructuring plan, we incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million, as well as additional related charges of $0.8 million in the third quarter of 2012 and $2.3 million in the fourth quarter of 2012. These charges were comprised of severance expenses of $8.5 million for a reduction of 145 employees, other related exit costs of $1.6 million, and impairment of assets of $9.4 million. Approximately $10.1 million of the charge will result in cash expenditures, primarily severance expense.

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

Our discontinued operations had no net sales and no net income or loss in the three-month or six-month periods ended June 30, 2013. For the three-month period ended July 1, 2012, our discontinued operations had net sales of $25.1 million and net loss of $0.3 million. For the six-month period ended July 1, 2012, our discontinued operations had net sales of $47.8 million and net loss of $0.1 million.

General

During the quarter ended June 30, 2013, we had net sales of $243.5 million, compared with net sales of $229.5 million in the second quarter last year. Fluctuations in currency exchange rates did not have a significant impact during the quarter compared with the prior year period. During the first six months of fiscal year 2013, we had net sales of $453.9 million, compared with net sales of $439.6 million in the first six months of last year. Fluctuations in currency exchange rates did not have a significant impact on this comparison.

During the second quarter of 2013, we had net income of $11.0 million, or $0.17 per diluted share, compared with net income of $10.3 million, or $0.16 per diluted share, in the second quarter of 2012. During the six months ended June 30, 2013, we had net income of $18.0 million, or $0.27 per diluted share, compared with net income of $4.3 million, or $0.07 per diluted share, in the first six months of 2012.   Included in the results for the first six months of 2013 was a one-time tax dispute resolution benefit of $1.9 million related to the execution of bilateral pricing agreements. See the discussion in Note 11 of Part I, Item 1 of this Report, entitled “Income Taxes,” for further information. The results for the six months ended July 1, 2012 also include a restructuring and asset impairment charge of $16.3 million, as described above.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and six-month periods ended June 30, 2013, and July 1, 2012, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	65.7	65.3	66.1
Gross profit on sales	35.4	34.3	34.7	33.9
Selling, general and administrative expenses	26.5	24.5	26.8	25.1
Restructuring and asset impairment charge	0.0	0.0	0.0	3.7
Operating income	9.0	9.8	7.9	5.2
Interest/Other expenses	2.4	2.8	2.7	3.1
Income before tax expense	6.5	7.0	5.1	2.1
Income tax expense	2.0	2.4	1.2	1.1
Income from continuing operations	4.5	4.6	4.0	1.0
Income (loss) from discontinued operations, net of tax	0.0	(0.1)	0.0	(0.1)
Net income	4.5	4.5	4.0	1.0

Below we provide information regarding net sales and analyze those results for the three-month and six-month periods ended June 30, 2013, and July 1, 2012, respectively.

	Three Months Ended		Percentage
	June 30, 2013	July 1, 2012	Change
	(In thousands)
Net Sales	$243,483	$229,546	6.1%

	Six Months Ended		Percentage
	June 30, 2013	July 1, 2012	Change
	(In thousands)
Net Sales	$453,852	$439,562	3.3%

Net Sales for the Three Months Ended June 30, 2013 Compared with the Prior Year Period

For the three months ended June 30, 2013, net sales increased $13.9 million (6.1%) versus the comparable period of 2012. Currency translation did not have a significant impact on the comparison between periods. On a geographic basis, we experienced a sales increase of 11.6% in the Americas, a decrease of 3.2% (or 5.3% in local currency) in Europe and an increase of 4.1% in Asia-Pacific.

The sales increase in the Americas occurred across virtually all market segments, with only the retail segment remaining relatively flat in the second quarter of 2013 versus that of 2012. The growth was led by the corporate office segment (up 11%), primarily due to the continued economic rebound in the region. The residential segment (up 45%) also was a contributor to the growth, due to the continued roll out of the FLOR stores, which now number 20 stores in total, as well as increased website sales. The hospitality (up 63%), government (up 16%) and education (up 4%) segments also contributed to the year-over-year increase in the Americas.

The decrease in Europe was experienced across all market segments, due to the continued economic uncertainty in that region, and particularly in the U.K. The largest decline was in the education segment (down 31% in U.S. dollars, 33% in local currency), followed by the corporate office segment (down 2% in U.S. dollars, 4% in local currency). All other market segments experienced smaller declines during the quarter.

The increase in Asia-Pacific came mostly from the corporate office (up 4%), government (up 67%) and retail (up 28%) market segments. These increases were somewhat offset by declines in the education (down 12%) and healthcare (down 66%) segments. Within the geographic region, the increase was largely driven by growth in China and Southeast Asia, partially offset by a decline in Australia due to the continuing effects of the plant fire in July 2012. While sales in Australia remained down year-over-year, the gap narrowed versus the pre-fire sales level in the second quarter last year (down 3.4%, or 1.2% in local currency). We expect to commission our new manufacturing facility in Australia in the fourth quarter of 2013.

Net Sales for the Six Months Ended June 30, 2013 Compared with the Prior Year Period

For the six months ended June 30, 2013, sales increased $14.3 million (3.3%) versus the comparable period of 2012. Currency translation did not have a significant impact on the comparison between the periods. On a geographic basis, we experienced a sales increase of 10.4% in the Americas, a decrease of 6.1% (or 7.5% in local currency) in Europe and a decrease of 1.8% in Asia-Pacific.

The sales increase in the Americas was primarily driven by the corporate office segment (up 15%), mostly as a result of the continued economic recovery in the region. The residential segment (up 34%) experienced strong growth as well, primarily related to FLOR store sales. We also experienced sales increases in the hospitality (up 65%) and government (up 10%) segments. Only the retail segment (down 15%) experienced a decline compared with the prior year period.

The decrease in Europe for the six months ended June 30, 2013 was due to the economic uncertainty in the region. We experienced sales declines across almost all market segments, with the corporate office segment being the largest (down 5% in U.S. dollars, 6% in local currency). Smaller declines occurred in the education (down 22% in U.S. dollars, 23% in local currency), government (down 11% in U.S. dollars, 12% in local currency) and retail (down 18% in U.S. dollars, 19% in local currency) segments. Only the hospitality segment (up 5% in U.S. dollars, 4% in local currency) experienced an increase compared with the prior year period.

The decline in Asia-Pacific was due to a softer start in the first three months of 2013, as sales in the second quarter rebounded and were up versus the comparable period of 2012 (see the discussion above). The six-month year-over-year decline was primarily related to the effects of the July 2012 fire at our Australian business, as well as slower sales in China at the beginning of 2013. The decreases occurred in the corporate office (down 4%), healthcare (down 54%) and education (down 9%) market segments, partially offset by increases in the retail (up 29%), government (up 41%) and hospitality (up 38%) segments.

Cost and Expenses

The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended June 30, 2013, and July 1, 2012, respectively:

	Three Months Ended		Percentage
Cost and Expenses	June 30, 2013	July 1, 2012	Change
	(In thousands)
Cost of sales	$157,250	$150,844	4.2%
Selling, general and administrative expenses	64,430	56,219	14.6%
Total	$221,680	$207,063	7.1%

	Six Months Ended		Percentage
Cost and Expenses	June 30, 2013	July 1, 2012	Change
	(In thousands)
Cost of sales	$296,367	$290,342	2.1%
Selling, general and administrative expenses	121,688	110,120	10.5%
Total	$418,055	$400,462	4.4%

For the three months ended June 30, 2013, our cost of sales increased $6.4 million (4.2%) versus the comparable period in 2012. Fluctuations in currency rates did not have a significant impact on this comparison. Our raw material prices were approximately flat with those in the second quarter of 2012. The increase in cost of sales is primarily attributable to higher material (approximately $4 million) and labor (approximately $0.6 million) costs associated with increased production from improved sales activity during the quarter. The percentage increase in costs of sales is lower than the percentage increase in sales during the quarter, due to both higher absorption of fixed costs from larger production volumes as well as the benefits realized in 2013 from our lean manufacturing initiatives, particularly in the Americas and in Europe. Due to these factors, as a percentage of sales, our cost of sales decreased to 64.6%, versus 65.7% in the second quarter of 2012.

For the six months ended June 30, 2013, our cost of sales increased $6.0 million (2.1%) versus the comparable period in 2012. Fluctuations in currency rates did not have a significant impact on this comparison. This increase occurred primarily in the second quarter of 2013 (described above), as cost of sales remained relatively even in the first quarter of 2013 versus the first quarter of 2012. As a percentage of sales, cost of sales decreased to 65.3% for the six months ended June 30, 2013, from 66.1% in the comparable period of 2012. The percentage increase was due to improved sales and enhanced production volume in the second quarter of 2013 versus the prior year, as well as the benefits from our lean manufacturing procedures.

For the three-month period ended June 30, 2013, our selling, general and administrative expenses increased $8.2 million (14.6%) versus the comparable period in 2012. Fluctuations in currency rates did not have a significant impact on this comparison. The primary drivers of the increase were selling and marketing costs related to new product introductions, FLOR store roll-outs and sales team additions. The majority of the increase was in the Americas region, related to FLOR store roll-outs (approximately $1.7 million) as well as sales personnel additions and marketing initiatives in response to improving market conditions in this region (approximately $3.0 million). Increases in Europe (approximately $1.5 million) related to costs associated with headcount reductions in select countries as well as increased marketing initiatives in targeted end-user markets. The increase in Asia-Pacific (approximately $0.9 million) related primarily to augmented sales activities in the region. Due to these items, as a percentage of sales, our selling, general and administrative expenses increased to 26.5% in the second quarter of 2013, versus 24.5% in the comparable period in 2012. As we begin to realize the benefits of our enhanced sales and marketing initiatives, we believe our selling, general and administrative expenses will decline as a percentage of sales during the second half of 2013.

For the six-month period ended June 30, 2013, our selling, general and administrative expenses increased $11.6 million (10.5%) versus the comparable period in 2012. Fluctuations in currency rates did not have a significant impact on this comparison. As in the three-month period discussed above, the majority of this increase related to sales and marketing initiatives across our global business. Approximately $8 million of the increase was due to these initiatives, primarily in the Americas, where approximately $7.4 million of the increase took place. The FLOR store roll-out, sales personnel additions and enhanced marketing initiatives made up the majority of this increase. There were smaller increases in our other geographic regions, primarily in the second quarter of 2013, as discussed above. Our general and administrative costs increased by approximately $3.0 million during the six months ended June 30, 2013, versus the comparable period in 2012. This increase related primarily to senior level staff additions as well as increased stock compensation expense. As a result of these factors, as a percentage of sales, our selling, general and administrative expenses increased to 26.8% versus 25.1% in the comparable period of 2012.

Interest Expense

For the three-month period ended June 30, 2013 our interest expense decreased by $0.2 million to $5.9 million from $6.1 million in the comparable period of the prior year. For the six months ended June 30, 2013, interest expense decreased by $0.7 million from $12.8 million in the prior year to $12.1 million. The primary reason for these decreases was the redemption of the remaining $11.5 million of our 9.5% Senior Subordinated Notes early in the second quarter of 2012.

Liquidity and Capital Resources

General

At June 30, 2013, we had $61.4 million in cash. At that date, we had no borrowings and $3.6 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility. As of June 30, 2013, we could have incurred $69.0 million of additional borrowings under our domestic revolving credit facility and €20.0 million (approximately $26.0 million) of additional borrowings under our European credit facility. In addition, we could have incurred an additional $17.7 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the six months ended June 30, 2013 were (1) $19.8 million of proceeds received from our insurance company related to our continuing claim for the fire at our Australian manufacturing facility in July of 2012, and (2)  $1.3 million from the exercise of stock options under our employee stock plan. Our primary uses of cash during the six months ended June 30, 2013 were (1) $33.8 million for capital expenditures, (2) $19.7 million due to increased inventory levels, (3) $14.6 million due to increases in prepaid expenses and other current assets, and (4) $14.3 million due to a decrease in accounts payable and accrued expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, under Item 7A of that Form 10-K. Our discussion here focuses on the period ended June 30, 2013, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At June 30, 2013, we recognized a $12.9 million decrease in our foreign currency translation adjustment account compared to December 30, 2012, primarily because of the strengthening of the U.S. dollar against certain foreign currencies.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at June 30, 2013. The values that result from these computations are compared with the market values of these financial instruments at June 30, 2013. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of June 30, 2013, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $12.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $6.3 million.

As of June 30, 2013, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.8 million or an increase in the fair value of our financial instruments of $7.2 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the second quarter of 2013. For a discussion of risk factors, see Part I, Item IA in our Annual Report on Form 10-K for fiscal year 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document (furnished electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished electronically herewith)
101.DEF	XBRL Taxonomy Definition Linkbase Document (furnished electronically herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 8, 2013	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	XBRL Instance Document (furnished electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished electronically herewith)
101.DEF	XBRL Taxonomy Definition Linkbase Document (furnished electronically herewith)