Form 10-Q
period 2013-09-29
INTERFACE INC
filed 2013-11-07
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 29, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at November 1, 2013:

Class	Number of Shares
Common Stock, $.10 par value per share	66,286,726

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	Sept. 29, 2013	December 30, 2012
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$89,382	$90,533
Accounts Receivable, net	141,101	137,313
Inventories	162,845	141,176
Prepaid Expenses and Other Current Assets	30,121	51,358
Deferred Income Taxes	9,276	10,271
TOTAL CURRENT ASSETS	432,725	430,651

PROPERTY AND EQUIPMENT, less accumulated depreciation	194,488	165,725
DEFERRED TAX ASSET	56,619	62,856
GOODWILL	77,147	75,672
OTHER ASSETS	57,410	54,463
TOTAL ASSETS	$818,389	$789,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$54,196	$56,292
Accrued Expenses	105,176	97,424
Current Portion of Long Term Debt	8,140	8,110
TOTAL CURRENT LIABILITIES	167,512	161,826

SENIOR NOTES	275,000	275,000
DEFERRED INCOME TAXES	7,748	7,339
OTHER	44,960	49,500
TOTAL LIABILITIES	495,220	493,665

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,627	6,606
Additional Paid-In Capital	371,757	366,677
Retained Earnings (Deficit)	10,879	(16,746)
Accumulated Other Comprehensive Loss – Foreign Currency Translation Adjustment	(30,766)	(25,344)
Accumulated Other Comprehensive Loss – Pension Liability	(35,328)	(35,491)
TOTAL SHAREHOLDERS’ EQUITY	323,169	295,702
	$818,389	$789,367

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012

NET SALES	$254,448	$242,863	$708,300	$682,425
Cost of Sales	162,695	160,002	459,062	450,344

GROSS PROFIT ON SALES	91,753	82,861	249,238	232,081
Selling, General and Administrative Expenses	63,918	58,014	185,606	168,134
Restructuring and Asset Impairment Charge	0	770	0	17,086
Losses Related to Australia Fire	0	980	0	980
OPERATING INCOME	27,835	23,097	63,632	45,881

Interest Expense	6,303	6,330	18,368	19,132
Other Expense	114	136	519	824

INCOME BEFORE INCOME TAX EXPENSE	21,418	16,631	44,745	25,925
Income Tax Expense	6,461	5,564	11,826	10,418

Income from Continuing Operations	14,957	11,067	32,919	15,507

Income (Loss) from Discontinued Operations, Net of Tax	0	(16,840)	0	(16,956)

NET INCOME (LOSS)	$14,957	$(5,773)	$32,919	$(1,449)

Earnings (Loss) Per Share – Basic
Continuing Operations	$0.23	$0.17	$0.50	$0.24
Discontinued Operations	0.00	(0.26)	0.00	(0.26)
Earnings (Loss) Per Share – Basic	$0.23	$(0.09)	$0.50	$(0.02)

Earnings (Loss) Per Share – Diluted
Continuing Operations	$0.23	$0.17	$0.50	$0.24
Discontinued Operations	0.00	(0.26)	0.00	(0.26)
Earnings (Loss) Per Share – Diluted	$0.23	$(0.09)	$0.50	$(0.02)

Common Shares Outstanding – Basic	66,183	65,957	66,160	65,703
Common Shares Outstanding – Diluted	66,317	66,129	66,289	65,802

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012

Net Income (Loss)	$14,957	$(5,773)	$32,919	$(1,449)
Other Comprehensive Income (Loss), Foreign
Currency Translation Adjustment	7,503	9,411	(5,422)	4,549
Other Comprehensive Income (Loss), Pension Liability Adjustment	(1,404)	(1,240)	163	(1,274)
Comprehensive Income	$21,056	$2,398	$27,660	$1,826

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	Sept. 29, 2013	Sept. 30, 2012
OPERATING ACTIVITIES:
Net Income (Loss)	$32,919	$(1,449)
Income (Loss) from Discontinued Operations, Net of Tax	0	(16,956)
Income from Continuing Operations	32,919	15,507
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	18,625	19,173
Stock Compensation Amortization Expense	5,071	3,193
Deferred Income Taxes and Other	5,032	(9,975)
Cash Received from Insurance Company	10,648	0
Working Capital Changes:
Accounts Receivable	(4,220)	29,633
Inventories	(22,842)	(6,737)
Prepaid Expenses and Other Current Assets	(14,481)	(7,544)
Accounts Payable and Accrued Expenses	(3,513)	654

CASH PROVIDED BY OPERATING ACTIVITIES:	27,239	43,904

INVESTING ACTIVITIES:
Capital Expenditures	(47,939)	(28,817)
Net Proceeds from Sale of Bentley Prince Street	0	32,174
Cash Received from Insurance Company	23,024	10,000
Other	1,875	(1,527)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	(23,040)	11,830

FINANCING ACTIVITIES:
Repurchase of Senior Subordinated Notes	0	(11,477)
Proceeds from Issuance of Common Stock	1,163	293
Dividends Paid	(5,294)	(4,276)

CASH USED IN FINANCING ACTIVITIES:	(4,131)	(15,460)

Net Cash Provided By Operating, Investing and Financing Activities	68	40,274
Effect of Exchange Rate Changes on Cash	(1,219)	753

CASH AND CASH EQUIVALENTS:
Net Change During the Period	(1,151)	41,027
Balance at Beginning of Period	90,533	50,624

Balance at End of Period	$89,382	$91,651

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	Sept. 29, 2013	December 30, 2012
	(In thousands)
Finished Goods	$104,968	$87,094
Work in Process	10,513	7,030
Raw Materials	47,364	47,052
	$162,845	$141,176

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

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Earnings Per Share

Basic Earnings Per Share from Continuing Operations:
Distributed Earnings	$0.03	$0.03	$0.08	$0.07
Undistributed Earnings	0.20	0.14	0.42	0.17
Total	$0.23	$0.17	$0.50	$0.24

Diluted Earnings Per Share from Continuing Operations:
Distributed Earnings	$0.03	$0.03	$0.08	$0.07
Undistributed Earnings	0.20	0.14	0.42	0.17
Total	$0.23	$0.17	$0.50	$0.24

Earnings (Loss) Per Share
Continuing Operations	$0.23	$0.17	$0.50	$0.24
Discontinued Operations	0.00	(0.26)	0.00	(0.26)
Earnings (Loss) Per Share	$0.23	$(0.09)	$0.50	$(0.02)

The following tables present net income (loss) that was attributable to participating securities:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
		(In millions)
Net Income (Loss)	$0.4	$(0.2)	$0.9	$(0.1)

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
		(In thousands)
Weighted Average Shares Outstanding	64,446	63,983	64,423	63,729
Participating Securities	1,737	1,974	1,737	1,974
Shares for Basic Earnings Per Share	66,183	65,957	66,160	65,703
Dilutive Effect of Stock Options	134	172	129	99
Shares for Diluted Earnings Per Share	66,317	66,129	66,289	65,802

The following chart depicts options to purchase shares of common stock that were excluded from the calculation of diluted EPS as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
		(In thousands)
Shares Excluded	0	83	0	264

NOTE 4 – SEGMENT INFORMATION

Based on applicable accounting standards, the Company has determined that it has three operating segments – namely, the Americas, Europe and Asia-Pacific geographic regions. Pursuant to accounting standards, the Company has aggregated the three operating segments into one reporting segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment. In August 2012, the Company sold its Bentley Prince Street business segment (see note 10 for further information). Accordingly the Company has included the operations of the former Bentley Prince Street segment in discontinued operations, where applicable.

NOTE 5 – LONG-TERM DEBT

7.625% Senior Notes

As of both September 29, 2013, and September 30, 2012, the Company had outstanding $275 million in 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). The estimated fair value of the 7.625% Senior Notes as of September 29, 2013, and September 30, 2012, based on then current market prices, was $298.4 million and $299.8 million, respectively.

On October 10, 2013, subsequent to the end of the third quarter, the Company elected to redeem $27.5 million in aggregate principal amount outstanding of these notes at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date. The redemption date will be November 27, 2013.

11.375% Senior Secured Notes

As of both September 29, 2013, and September 30, 2012, the Company had outstanding $8.1 million in 11.375% Senior Secured Notes due 2013 (the “11.375% Senior Secured Notes”). The estimated fair value of the 11.375% Senior Secured Notes as of both September 29, 2013, and September 30, 2012, based on then current market prices, was $8.1 million. Subsequent to the end of the third quarter, the Company repaid these remaining notes in full at maturity.

Credit Facilities

On October 22, 2013, the Company entered into a new Syndicated Facility Agreement among the Company, certain wholly-owned foreign subsidiaries of the Company as borrowers, certain subsidiaries of the Company as guarantors, Bank of America, N.A. as Administrative Agent, The Royal Bank of Scotland, as Syndication Agent, SunTrust Bank and Regions Bank, as Co-Documentation Agents, and the other lenders party thereto. Pursuant to the Syndicated Facility Agreement, the lenders provide to the Company and certain of its subsidiaries a multicurrency revolving credit facility (the “Facility”) of up to $200 million at any one time. The key features of the Facility are as follows:

●	The Facility matures on October 22, 2018.

●

The Facility includes (i) a multicurrency revolving loan facility made available to the Company and its principal subsidiaries in Europe and Australia not to exceed $190 million in the aggregate at any one time outstanding, and (ii) a revolving loan facility made available to the Company’s principal subsidiary in Thailand not to exceed the equivalent of $10 million in the aggregate at any one time outstanding. A sublimit of $40 million exists for the issuance of letters of credit under the Facility.

●

Advances under the Facility are secured by a first-priority lien on substantially all of the Company’s assets and the assets of each of its material domestic subsidiaries, which have guaranteed the Facility.

●	The Facility contains financial covenants (specifically, a consolidated net leverage ratio and a consolidated interest coverage ratio) that must be met as of the end of each fiscal quarter.

●

The Company has the option to increase the multicurrency loan facility by up to $150 million (or $250 million if the proceeds of the increase are used to pay off all remaining 7.625% Senior Notes), subject to the receipt of lender commitments for the increase and the satisfaction of certain other conditions.

Interest Rates and Fees. Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 1.50% over the applicable base interest rate (which is defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or a specified LIBOR rate), depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 2.50% over the applicable LIBOR rate. In addition, the Company pays a commitment fee ranging from 0.20% to 0.35% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

Covenants. The Facility contains standard and customary covenants for agreements of this type that, among other things, limit the Company’s and its subsidiaries’ ability to:

●	create or incur liens on assets;
●	make acquisitions of or investments in businesses (in excess of certain specified amounts);
●	incur indebtedness or contingent obligations;
●	sell or dispose of assets (in excess of certain specified amounts);
●	pay dividends or repurchase the Company’s stock (in excess of certain specified amounts);
●	repay other indebtedness prior to maturity unless the Company meets certain conditions; and
●	enter into sale and leaseback transactions.

The Facility also requires the Company to remain in compliance with the following financial covenants as of the end of each fiscal quarter, based on the Company’s consolidated results for the year then ended:

●

Consolidated Net Leverage Ratio: Must be no greater than (i) 4.50:1.00 through and including the fiscal quarter ending December 28, 2014, (ii) 4.00:1.00 from and including the fiscal quarter ending April 5, 2015 through and including the fiscal quarter ending January 3, 2016, and (iii) 3.75:1.00 for each fiscal quarter thereafter.

●	Consolidated Interest Coverage Ratio: Must be no less than 2.25:1.00 as of the end of any fiscal quarter.

The revolving credit facility also includes various reporting, affirmative and negative covenants, and other provisions that restrict the Company’s and its subsidiaries’ ability to take certain actions.

Events of Default. If the Company breaches or fails to perform any of the affirmative or negative covenants under the Facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc. or certain subsidiaries, or if the Company breaches or fails to perform any covenant or agreement contained in any instrument relating to any of the Company’s other indebtedness exceeding $20 million), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ Administrative Agent may, and upon the written request of a specified percentage of the lender group shall:

●	declare all commitments of the lenders under the facility terminated;
●	declare all amounts outstanding or accrued thereunder immediately due and payable; and
●	exercise other rights and remedies available to them under the agreement and applicable law.

Collateral. Pursuant to a Security and Pledge Agreement executed on the same date, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of the Company’s domestic subsidiaries and up to 65% of the stock of its first-tier material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ Administrative Agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

In connection with the execution of the Syndicated Facility Agreement, the Company terminated (i) the Seventh Amended and Restated Credit Agreement, dated as of June 24, 2011, among the Company (and certain direct and indirect subsidiaries), the lenders listed therein, Wells Fargo Bank, National Association and Bank of America, N.A., which provided a $100 million domestic revolving credit facility; and (ii) the Credit Agreement, executed on April 24, 2009, among Interface Europe B.V. (and certain of its subsidiaries) and the Royal Bank of Scotland N.V. (as successor to ABN AMRO Bank N.V.), as amended, which provided a credit facility for borrowings and bank guarantees of up to €20.0 million. As of September 29, 2013, there were zero borrowings and $3.6 million in letters of credit outstanding under the then-existing domestic revolving credit facility, and the Company could have incurred $71.4 million of additional borrowings under that facility. As of September 29, 2013, there were zero borrowings under the then-existing European credit facility, and the Company could have incurred €20 million (approximately $27.1 million) of additional borrowings under that facility.

At closing, the Company had no borrowings outstanding under the Facility, and had $7.6 million in letters of credit outstanding under the Facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $17.9 million of lines of credit available. As of September 29, 2013, there were no borrowings outstanding under these lines of credit.

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

During the first nine months of 2013 and 2012, the Company recognized stock option compensation costs of $0.1 million and $0.5 million, respectively. In the third quarters of 2013 and 2012, the Company recognized stock option compensation costs of $0.1 million and $0.1 million, respectively. The remaining unrecognized compensation cost related to unvested stock option awards at September 29, 2013, approximated $0.1 million, and the weighted average period of time over which this cost will be recognized is approximately one year.

The following table summarizes stock options outstanding as of September 29, 2013, as well as activity during the nine months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2012	393,500	$9.12
Granted	0	0
Exercised	129,000	8.65
Forfeited or canceled	8,500	2.71
Outstanding at September 29, 2013	256,000	$8.64

Exercisable at September 29, 2013	251,000	$8.56

At September 29, 2013, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $2.8 million and $2.8 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first nine months of fiscal years 2013 and 2012 are provided in the table below. The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

	Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012
	(In millions)
Proceeds from stock options exercised	$1.2	$0.3
Intrinsic value of stock options exercised	1.2	0.3

Restricted Stock Awards

During the nine months ended September 29, 2013, and September 30, 2012, the Company granted restricted stock awards for 670,000 and 573,500 shares, respectively, of common stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $5.0 million and $3.2 million for the nine months ended September 29, 2013, and September 30, 2012, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of September 29, 2013, and during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2012	1,973,500	$14.79
Granted	670,000	16.23
Vested	405,000	14.65
Forfeited or canceled	501,500	14.05
Outstanding at September 29, 2013	1,737,000	$15.57

As of September 29, 2013, the unrecognized total compensation cost related to unvested restricted stock was approximately $13.7 million. That cost is expected to be recognized by the end of 2015.

For the nine months ended September 29, 2013, and September 30, 2012, the Company recognized tax benefits with regard to restricted stock of $2.0 million and $0.5 million, respectively.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended September 29, 2013, and September 30, 2012, respectively:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Defined Benefit Retirement Plan (Europe)	(In thousands)		(In thousands)

Service cost	$212	$110	$632	$339
Interest cost	2,391	2,525	7,147	7,611
Expected return on assets	(2,488)	(2,797)	(7,438)	(8,435)
Amortization of prior service costs	22	12	66	38
Recognized net actuarial losses	243	230	727	690
Net periodic benefit cost	$380	$80	$1,134	$243

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Salary Continuation Plan (SCP)	(In thousands)		(In thousands)

Service cost	$134	$113	$401	$339
Interest cost	249	254	748	761
Amortization of prior service cost	12	12	36	36
Amortization of loss	110	67	331	201
Net periodic benefit cost	$505	$446	$1,516	$1,337

NOTE 8 – 2012 RESTRUCTURING CHARGES

In the first quarter of 2012, the Company committed to a restructuring plan in its continuing efforts to reduce costs across its worldwide operations and more closely align its operations with reduced demand levels in certain markets. The plan primarily consisted of ceasing manufacturing and warehousing operations at its facility in Shelf, England. In connection with this restructuring plan, the Company incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million. The charge was comprised of employee severance expenses of $5.4 million, other related exit costs of $1.6 million, and a charge for impairment of assets of approximately $9.3 million. Approximately $7 million of the charge will result in cash expenditures, primarily severance expense. In the third and fourth quarters of 2012, the Company recorded additional charges of $0.8 million and $2.3 million, respectively, of cash severance expenses related to the finalization of this plan for its European operations. As a result of these restructuring charges, a reduction of approximately 145 employees occurred.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2012	Costs Incurred in 2013	Balance at Sept. 29, 2013
	(In thousands)
Workforce Reduction	$8,465	$5,205	$3,134	$126
Fixed Asset Impairment	9,364	9,364	0	0
Other Related Exit Costs	1,596	1,034	198	364

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

A summary of these restructuring activities is presented below:

	Restructuring Charge	Costs Incurred in 2011	Costs Incurred in 2012	Costs Incurred in 2013	Balance at Sept. 29, 2013
	(In thousands)
Workforce Reduction	$4,979	$867	$3,450	$133	$529
Fixed Asset Impairment	776	776	0	0	0

NOTE 10 – DISCONTINUED OPERATIONS

In July of 2012, the Company entered into an agreement to sell its Bentley Prince Street business segment to a third party. The sale was completed in the third quarter of 2012. The purchase price for the business segment was $33.7 million, after working capital and certain other adjustments. The major classes of assets and liabilities related to the business segment at disposition were accounts receivable of $10.1 million, inventory of $29.0 million, property, plant and equipment of $11.8 million, and accounts payable and accruals of $7.6 million.

Loss from discontinued operations, net of tax, for the third quarter of 2012 was comprised of the following after-tax amounts: (1) $8.6 million of loss on disposal; (2) $5.9 million of costs to sell the operations; and (3) $2.3 million of non-disposal loss from the discontinued operations.

Loss from discontinued operations, net of tax, for the nine months ended September 30, 2012 was comprised of the following after-tax amounts: (1) $8.6 million of loss on disposal; (2) $5.9 million of costs to sell the operations; and (3) $2.5 million of non-disposal loss from the discontinued operations.

Summary operating results for the above-described discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
	(In thousands)		(In thousands)
Net sales	$0	$9,210	$0	$57,017
Income (loss) on operations before taxes on income	0	(25,875)	0	(26,062)
Tax expense (benefit)	0	(9,035)	0	(9,106)
Income (loss) on operations, net of tax	0	(16,840)	0	(16,956)

As of September 29, 2013 and December 30, 2012, there were no assets or liabilities related to the above-described discontinued operations that were held for sale.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $11.6 million and $12.8 million for the nine months ended September 29, 2013, and September 30, 2012, respectively. Income tax payments amounted to $7.1 million and $9.1 million for the nine months ended September 29, 2013, and September 30, 2012, respectively.

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 13 – INCOME TAXES

In the first quarter of 2013, the Company executed advance pricing agreements for tax years 2006 through 2011 with the Canada Revenue Agency and the U.S. Internal Revenue Service in relation to the U.S. bilateral advanced pricing agreement filed in 2008. As a result of executing the advance pricing agreements, the Company was able to reduce its liability for unrecognized tax benefits in the first quarter of 2013 by $1.9 million. This benefit has been included in the “Income Tax Expense (Benefit)” line of the Company’s consolidated condensed statement of operations for the nine months ended September 29, 2013.

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first nine months of 2013, due largely to the resolution of the bilateral advanced pricing agreement discussed above, the Company decreased its liability for unrecognized tax benefits by $1.9 million. As of September 29, 2013, the Company had accrued approximately $23.3 million for unrecognized tax benefits.

NOTE 14 – FIRE AT AUSTRALIAN MANUFACTURING FACILITY

On July 20, 2012, a fire occurred at the Company’s manufacturing facility in Picton, Australia. The facility’s carpet production line, primarily comprised of tufting and backing machinery, sustained extensive damage and was rendered inoperable. The Picton facility served the Company’s customers throughout Australia and New Zealand. Since the fire, the Company has utilized adequate production capacity at its manufacturing facilities in Thailand, China and elsewhere to meet customer demand typically serviced from Picton. The Company has business interruption and property damage insurance. The Company is in the process of building a new manufacturing facility in Minto, Australia and expects it to become operational in January 2014.

Since the fire, the Company has recorded charges of approximately $25.0 million ($2.6 million in 2013) for impairment of fixed assets related to the fire, and has incurred approximately $31.8 million of excess production costs related to the fire, as it has utilized other facilities to service customers in the Australia and New Zealand markets. As of September 29, 2013, the Company has determined that the receipt of reimbursement of these expenses from its insurer is probable in accordance with its insurance policies and has therefore recorded a receivable for these items. As of September 29, 2013, the Company had received $54.9 million of reimbursement from the insurance company related to the fire at the Picton facility. The table below details the nature of expenses as well as insurance receivables and amounts already received related to the fire:

(In millions)
Impairment of fixed assets at the Picton facility	$25.0
Incremental payroll costs	17.9
Incremental shipping costs	7.6
Other incremental costs	6.3
Total incurred costs through September 29, 2013	$56.8

Insurance recovery receivable	$1.9
Insurance recoveries already received	$54.9

The receivable related to this claim is included in prepaid expenses and other current assets in our consolidated condensed balance sheet.

The Company also has made an additional claim for loss of profits related to the fire. The amount of this claim is approximately $7.0 million and relates to loss of profits from the date of the fire through the second quarter of 2013. The Company continues to gather information related to additional insurance claims for loss of profits as a result of the fire. As of September 29, 2013, the Company had not recorded any receivables or amounts for loss of profits, but expects to do so at a later date as information and analysis become more complete and recovery becomes probable.

NOTE 15 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first nine months of 2013, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $1.1 million related to the Company’s defined retirement benefit plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

NOTE 16 – SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 11.375% Senior Secured Notes due 2013 and its 7.625% Senior Notes due 2018. These guarantees are full and unconditional. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission. The Guarantor Subsidiaries are 100% owned by the Company.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$174,237	$122,538	$0	$(42,327)	$254,448
Cost of sales	125,400	79,622	0	(42,327)	162,695
Gross profit on sales	48,837	42,916	0	0	91,753
Selling, general and administrative expenses	26,646	29,227	8,045	0	63,918
Operating income (loss)	22,191	13,689	(8,045)	0	27,835
Interest/other expense	7,456	2,655	(3,694)	0	6,417
Income before taxes on income and equity in income of subsidiaries	14,735	11,034	(4,351)	0	21,418
Income tax expense	4,445	3,329	(1,313)	0	6,461
Equity in income (loss) of subsidiaries	0	0	17,995	(17,995)	0
Income (loss) from continuing operations	10,290	7,705	14,957	(17,995)	14,957
Income (loss) from discontinued operations (net of tax)	0	0	0	0	0
Net income (loss)	$10,290	$7,705	$14,957	$(17,995)	$14,957

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$470,391	$351,167	$0	$(113,258)	$708,300
Cost of sales	339,192	233,128	0	(113,258)	459,062
Gross profit on sales	131,199	118,039	0	0	249,238
Selling, general and administrative expenses	77,095	84,461	24,050	0	185,606
Operating income (loss)	54,104	33,578	(24,050)	0	63,632
Interest/other expense	21,310	7,585	(10,008)	0	18,887
Income (loss) before taxes on income and equity in income of subsidiaries	32,794	25,993	(14,042)	0	44,745
Income tax expense	8,452	6,151	(2,777)	0	11,826
Equity in income (loss) of subsidiaries	0	0	44,184	(44,184)	0
Income (loss) from continuing operations	24,342	19,842	32,919	(44,184)	32,919
Net income (loss)	$24,342	$19,842	$32,919	$(44,184)	$32,919

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(In thousands)
Net Income (loss)	$10,290	$7,705	$14,957	$(17,995)	$14,957
Currency Translation Adjustment	(98)	7,360	241	0	7,503
Pension Liability Adjustment	0	(1,478)	74	0	(1,404)
Comprehensive Income (Loss)	$10,192	$13,587	$15,272	$(17,995)	$21,056

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME FOR THE NINE MONTHS ENDED SEPT 29, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(In thousands)
Net Income (loss)	$24,342	$19,842	$32,919	$(44,184)	$32,919
Currency Translation Adjustment	(313)	(5,564)	455	0	(5,422)
Pension Liability Adjustment	0	(57)	220	0	163
Comprehensive Income (Loss)	$24,029	$14,221	$33,594	$(44,184)	$27,660

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 29, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,556	$43,783	$43,043	$0	$89,382
Accounts receivable	55,596	84,880	625	0	141,101
Inventories	79,210	83,635	0	0	162,845
Prepaids and deferred income taxes	5,323	19,681	14,393	0	39,397
Total current assets	142,685	231,979	58,061	0	432,725
Property and equipment less accumulated depreciation	81,129	110,413	2,946	0	194,488
Investment in subsidiaries	576,326	185,033	(102,133)	(659,226)	0
Goodwill	6,542	70,605	0	0	77,147
Other assets	1,588	9,323	103,118	0	114,029
	$808,270	$607,353	$61,992	$(659,226)	$818,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$53,865	$84,537	$29,110	$0	$167,512
Senior notes	0	0	275,000	0	275,000
Deferred income taxes	0	11,171	(3,423)	0	7,748
Other	15	(465)	45,410	0	44,960
Total liabilities	53,880	95,243	346,097	0	495,220

Common stock	94,145	102,199	6,627	(196,344)	6,627
Additional paid-in capital	249,302	12,525	371,757	(261,827)	371,757
Retained earnings (deficit)	413,199	451,183	(652,448)	(201,055)	10,879
Foreign currency translation adjustment	(2,256)	(22,255)	(6,255)	0	(30,766)
Pension liability	0	(31,542)	(3,786)	0	(35,328)
	$808,270	$607,353	$61,992	$(659,226)	$818,389

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS

ENDED SEPTEMBER 29, 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net cash provided by operating activities	$15,364	$6,871	$6,408	$(1,404)	$27,239
Cash flows from investing activities:
Purchase of plant and equipment	(15,427)	(32,429)	(83)	0	(47,939)
Other	(297)	3,470	(1,298)	0	1,875
Cash received from insurance company	0	23,024	0	0	23,024
Net cash used for investing activities	(15,724)	(5,935)	(1,381)	0	(23,040)
Cash flows from financing activities:
Other	(1,016)	7,741	(8,129)	1,404	0
Proceeds from issuance of common stock	0	0	1,163	0	1,163
Dividends paid	0	0	(5,294)	0	(5,294)
Net cash provided by (used for) financing activities	(1,016)	7,741	(12,260)	1,404	(4,131)
Effect of exchange rate change on cash	0	(1,219)	0	0	(1,219)
Net increase (decrease) in cash	(1,376)	7,458	(7,233)	0	(1,151)
Cash at beginning of period	3,932	36,325	50,276	0	90,533
Cash at end of period	$2,556	$43,783	$43,043	$0	$89,382

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended, or as of, September 29, 2013, and the comparable periods of 2012 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

Our discontinued operations had no net sales and no net income or loss in the three-month and nine-month periods ended September 29, 2013.

Our discontinued operations had net sales of $9.2 million and $57.0 million in the three-month period and nine-month period ended September 30, 2012, respectively (these results are included in our statements of operations as part of the “Loss from Discontinued Operations, Net of Taxes”).

Loss from discontinued operations, net of tax, for the third quarter of 2012 was comprised of the following after-tax amounts: (1) $8.6 million of loss on disposal ; (2) $5.9 million of costs to sell the operations; and (3) $2.3 million of non-disposal loss from the discontinued operations.

Loss from discontinued operations, net of tax, for the nine months ended September 30, 2012 was comprised of the following after-tax amounts: (1) $8.6 million of loss on disposal; (2) $5.9 million of costs to sell the operations; and (3) $2.5 million of non-disposal loss from the discontinued operations.

For additional information on these discontinued operations, please see Note 10 in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Fire at Australia Facility

In July 2012, a fire occurred at our manufacturing facility in Picton, Australia. The fire caused extensive damage to the facility, as well as disruption to business activity in the region. We have taken steps towards re-adapting our supply chain with product from our manufacturing facilities in China, Thailand, the U.S. and Europe. While this is being executed with success, there were, as expected, delays in shipments that affected sales for the third quarter of 2012 and for the three-month and nine-month periods ended September 29, 2013. For additional information on the fire, please see Note 14 in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

General

During the quarter ended September 29, 2013, we had net sales of $254.4 million, compared with net sales of $242.9 million in the third quarter last year. Fluctuations in currency exchange rates did not significantly impact third quarter sales compared with the prior year period. During the first nine months of fiscal year 2013, we had net sales of $708.3 million, compared with net sales of $682.4 million in the first nine months of last year. Fluctuations in currency exchange rates did not significantly impact sales in this nine-month period when compared with the prior year period.

Included in our results for the third quarter of 2012 are a restructuring charge of $0.8 million and losses related to the Australia fire of $1.0 million. Included in our results for the nine months ended September 30, 2012 are restructuring and asset impairment charges of $17.1 million, as well as $1.0 million in losses related to the Australia fire. The restructuring charges and Australia fire are described above.

During the third quarter of 2013, we had income from continuing operations of $15.0 million, or $0.23 per diluted share. During the third quarter of 2012, after the restructuring charge and fire losses described above, we had income from continuing operations of $11.1 million, or $0.17 per diluted share. During the nine months ended September 29, 2013, we had income from continuing operations of $32.9 million, or $0.50 per diluted share. During the nine months ended September 30, 2012, after the restructuring charges and fire losses described above, we had income from continuing operations of $15.5 million, or $0.24 per diluted share. Included in the results for the first nine months of 2013 was a one-time tax dispute resolution benefit of $1.9 million related to the execution of bilateral pricing agreements. For additional information on the tax dispute resolution benefit, please see Note 13 in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the third quarter of 2013, we had net income of $15.0 million, or $0.23 per diluted share. After the loss from discontinued operations discussed above, we had a net loss of $5.8 million, or $0.09 per diluted share, in the third quarter of 2012. During the nine months ended September 29, 2013, we had net income of $32.9 million, or $0.50 per diluted share. Included in the results for the first nine months of 2013 was the one-time tax dispute resolution benefit discussed above. After the loss from discontinued operations discussed above, we had a net loss of $1.5 million, or $0.02 per diluted share, in the first nine months of 2012.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended September 29, 2013, and September 30, 2012, respectively:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.9	65.9	64.8	66.0
Gross profit on sales	36.1	34.1	35.2	34.0
Selling, general and administrative expenses	25.1	23.9	26.2	24.6
Restructuring and asset impairment charges	--	0.3	--	2.5
Losses related to Australia fire	--	0.4	--	0.1
Operating income	10.9	9.5	9.0	6.7
Interest/Other expenses	2.5	2.7	2.7	2.9
Income before tax expense	8.4	6.8	6.3	3.8
Income tax expense	2.5	2.3	1.7	1.5
Income from continuing operations	5.9	4.6	4.6	2.3
Discontinued operations	--	(6.9)	--	(2.5)
Net income (loss)	5.9	(2.4)	4.6	(0.2)

Net Sales

Below we provide information regarding net sales, and analyze those results for the three-month and nine-month periods ended September 29, 2013, and September 30, 2012, respectively.

	Three Months Ended		Percentage
	Sept. 29, 2013	Sept. 30, 2012	Change
	(In thousands)
Net Sales	$254,448	$242,863	4.8%

	Nine Months Ended		Percentage
	Sept. 29, 2013	Sept. 30, 2012	Change
	(In thousands)
Net Sales	$708,300	$682,425	3.8%

Net Sales for the Three Months Ended September 29, 2013 Compared with the Prior Year Period

For the three months ended September 29, 2013, net sales increased $11.6 million (4.8%) versus the comparable period in 2012. Currency translation did not have a significant impact on the comparison between periods. On a geographic basis, we experienced a sales increase of 6.2% in the Americas, flat sales in Europe (but down 5.6% in local currency) and an increase of 9.8% in Asia-Pacific.

The sales increase in the Americas was due to the continued rebound of the commercial office market (up 4%) as well as increases attributable to our market diversification strategy. We had significant sales increases in the hospitality (up 55%), government (up 17%) and education (up 10%) market segments. In addition, the residential market segment increased 26%, primarily attributable to growth in the FLOR consumer retail stores, which numbered 21 stores as of the end of third quarter of 2013. These increases were somewhat mitigated by smaller declines in the healthcare (down 15%) and retail (down 4%) market segments.

Europe remained flat as reported in U.S. dollars for the third quarter of 2013 versus the third quarter of 2012, but was down 5.6% in local currency. Increases in the education (up 11% in U.S. dollars, 5% in local currency), government (up 7% in U.S. dollars, 1% in local currency) and healthcare (up 20% in U.S. dollars, 13% in local currency) market segments were offset by declines in the corporate office (down 1% in U.S. dollars, 6% in local currency) and retail (down 22% in U.S. dollars, 27% in local currency) market segments.

The increase in Asia-Pacific was due to growth in the retail (up 90%), commercial office (up 6%) and hospitality (up over 100%) market segments. These increases were somewhat offset by declines in the education (down 19%) and healthcare (down 50%) market segments. Within the geographic region, the growth occurred primarily in Southeast Asia and China. The increases in these areas were somewhat offset by declines in Australia, due primarily to currency fluctuations versus the third quarter of 2012.

Net Sales for the Nine Months Ended September 29, 2013 Compared with the Prior Year Period

For the nine months ended September 29, 2013, net sales increased $25.9 million (3.8%) versus the comparable period in 2012. Currency translation did not have a significant impact on the comparison between periods. On a geographic basis, we experienced a sales increase of 8.8% in the Americas, a decrease of 4.1% (or 6.8% in local currency) in Europe and an increase of 1.8% in Asia-Pacific.

In the Americas, the sales increase was due to the strength of the corporate office market (up 11%) as well as increases in the residential (up 31%), hospitality (up 62%), government (up 12%) and education (up 4%) market segments. The increase in the residential segment is due to growth in our FLOR stores. Only the retail segment (down 10%) experienced a significant decline compared with the prior year period.

In Europe, the sales decline was a result of the continued macroeconomic uncertainty in the region. We experienced declines in almost all market segments, with corporate office (down 3% in U.S. Dollars, 6% in local currency), government (down 7% in U.S. Dollars, 10% in local currency) and retail (down 19% in U.S. Dollars, 21% in local currency) being the most significant. Only the healthcare market segment (up 7% in U.S. Dollars, 4% in local currency) experienced in increase in the first nine months of 2013 versus the comparable period in 2012.

In Asia-Pacific, the sales increase was due largely to the performance in the third quarter of 2013 described above, as the first six months of 2013 saw a sales decline of 1.8% compared with the same period in 2012. For the 2013 nine month period, we experienced sales increases in the retail (up 50%), hospitality (up 56%) and government (up 27%) market segments. These increases were somewhat offset by declines in the healthcare (down 53%) and education (down 12%) market segments. The corporate office segment was effectively flat for the nine-month period versus the same period in 2012.

Cost and Expenses

The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended September 29, 2013, and September 30, 2012, respectively:

	Three Months Ended		Percentage
Cost and Expenses	Sept. 29, 2013	Sept. 30, 2012	Change
	(In thousands)
Cost of sales	$162,695	$160,002	1.7%
Selling, general and administrative expenses	63,918	58,014	10.2%
Total	$226,613	$218,016	3.9%

	Nine Months Ended		Percentage
Cost and Expenses	Sept. 29, 2013	Sept. 30, 2012	Change
	(In thousands)
Cost of sales	$459,062	$450,344	1.9%
Selling, general and administrative expenses	185,606	168,134	10.4%
Total	$644,668	$618,478	4.2%

For the three months ended September 29, 2013, our cost of sales increased $2.7 million (1.7%) versus the comparable period in 2012. Fluctuations in currency rates did not have a significant impact on this comparison. Our raw material prices were approximately flat with those in the third quarter of 2012. The increase in cost of sales is primarily attributable to higher material (approximately $2 million) and labor (approximately $0.3 million) costs associated with increased production from improved sales activity during the quarter. The percentage increase in costs of sales is lower than the percentage increase in sales during the quarter, due to both higher absorption of fixed costs from larger production volumes as well as the benefits realized in 2013 from our lean manufacturing initiatives on global basis. Due to these factors, as a percentage of sales, our cost of sales decreased to 63.9%, versus 65.9% in the third quarter of 2012.

For the nine months ended September 29, 2013, our cost of sales increased $8.7 million (1.9%) versus the comparable period in 2012. Fluctuations in currency rates did not have a significant impact on this comparison. The increase in cost of sales is primarily attributable to higher material (approximately $6 million) and labor (approximately $0.9 million) costs associated with increased production from improved sales activity during the nine months ended September 29, 2013. As a percentage of sales, cost of sales decreased to 64.8% for the nine months ended September 29, 2013, from 66.0% in the comparable period of 2012. The percentage decrease was due to greater absorption of fixed costs related to improved sales and enhanced production volume in the second and third quarters of 2013 versus the prior year, as well as the benefits from our lean manufacturing initiatives.

For the three months ended September 29, 2013, our selling, general and administrative expenses increased $5.9 million (10.2%) versus the comparable period in 2012. The primary drivers of this increase are approximately $3 million of additional selling and marketing costs, primarily in the Americas related to the FLOR store rollout as well as personnel additions related to our market diversification strategy. The remainder of the increase was due primarily to research and development expenses as well as additional administrative costs related to incentive compensation and senior level staff additions. Due to these increases, our selling, general and administrative expenses increased to 25.1% of sales, versus 23.9% of sales in the third quarter of 2012. Despite this increase, we reduced selling, general and administrative expense, both as a percentage of sales and in absolute dollars, on sequential basis versus the second quarter of 2013.

For the nine months ended September 29, 2013, our selling, general and administrative expenses increased $17.5 million (10.4%) versus the comparable period in 2012. The majority of the increase (approximately $11 million) related to additional selling and marketing costs due to higher sales volume for the period as well as sales force additions and FLOR store selling costs. The remainder of the increase was due primarily to senior level staff additions as well as increased incentive compensation on a global level. Due to these increases, our selling, general and administrative expenses increased to 26.2% of sales for the first nine months of 2013, versus 24.6% of sales in the comparable period of 2012.

Interest Expense

For the three-month period ended September 29, 2013, our interest expense remained flat at $6.3 million, versus the comparable period of 2012. For the nine months ended September 29, 2013, our interest expense decreased approximately $0.7 million to $18.4 million, versus $19.1 million in the comparable period of 2012. The primary reason for this decrease was the redemption of the remaining $11.5 million of our 9.5% Senior Subordinated Notes early in the second quarter of 2012.

Liquidity and Capital Resources

General

At September 29, 2013, we had $89.4 million in cash. At that date, we had no borrowings and $3.6 million in letters of credit outstanding under our domestic revolving credit facility, and no borrowings outstanding under our European credit facility. As of September 29, 2013, we could have incurred $71.4 million of additional borrowings under our domestic revolving credit facility and €20.0 million (approximately $27.1 million) of additional borrowings under our European credit facility. We also could have incurred an additional $17.9 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

On October 22, 2013, subsequent to the end of the third quarter, we entered into a new Syndicated Facility Agreement among the Company, certain wholly-owned foreign subsidiaries of the Company as borrowers, certain subsidiaries of the Company as guarantors, Bank of America, N.A. as Administrative Agent, The Royal Bank of Scotland, as Syndication Agent, SunTrust Bank and Regions Bank, as Co-Documentation Agents, and the other lenders party thereto. Pursuant to the Syndicated Facility Agreement, the lenders provide to the Company and certain of its subsidiaries a multicurrency revolving credit facility (the “Facility”) of up to $200 million at any one time. In connection with the execution of the Syndicated Facility Agreement, we terminated the domestic revolving credit facility and the European credit facility described above. For additional information on the Facility, please see Note 5 in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At the time of closing of the new Facility, we had no borrowings outstanding under the Facility, and had $7.6 million in letters of credit outstanding under the Facility.

Partial Redemption of 7.625% Senior Notes due 2018

On October 10, 2013, subsequent to the end of the third quarter, we elected to redeem $27.5 million in aggregate principal amount outstanding of our 7.625% Senior Notes due 2018, at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date. The redemption date will be November 27, 2013 and an aggregate of approximately $29.4 million, which includes interest that will accrue by the redemption date, will be required to redeem these notes.

Analysis of Cash Flows

Our primary sources of cash during the nine months ended September 29, 2013 were (1) $33.7 million of proceeds from our insurance company related to our continuing claim for the fire at our Australian manufacturing facility in July of 2012, and (2) $1.2 million from the exercise of employee stock options. Our primary uses of cash during this period were (1) $47.9 million for capital expenditures, (2) $22.8 million due to increased inventory levels, and (3) $14.5 million for increases in prepaid expenses and other current assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, under Item 7A of that Form 10-K. Our discussion here focuses on the period ended September 29, 2013, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At September 29, 2013, we recognized a $5.4 million decrease in our foreign currency translation adjustment account compared to December 30, 2012, primarily because of the strengthening of the U.S. dollar against certain foreign currencies.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at September 29, 2013. The values that result from these computations are compared with the market values of these financial instruments at September 29, 2013. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of September 29, 2013, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $4.9 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $5.1 million.

As of September 29, 2013, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $11.2 million or an increase in the fair value of our financial instruments of $9.1 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the third quarter of 2013. For a discussion of risk factors, see Part I, Item 1A in our Annual Report on Form 10-K for fiscal year 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 29, 2013:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4)
July 1 – July 31, 2013	2,899	$18.33	0	0
August 1 – August 31, 2013	2,600	$17.69	0	0
September 1 – September 29, 2013	0	0	0	0
Total	5,499	$18.03	0	0

(1) The monthly periods identified above correspond to the Company’s fiscal third quarter of 2013, which commenced July 1, 2013 and ended September 29, 2013.

(2) The referenced shares were acquired by the Company from certain of our employees to satisfy income tax withholding obligations in connection with the vesting, in July and August 2013, of certain previous grants of restricted stock shares.

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

10.1

Syndicated Facility Agreement, dated as of October 22, 2013, among Interface, Inc., certain subsidiaries of the Company as borrowers, certain subsidiaries of the Company as guarantors, Bank of America, N.A. as Administrative Agent, The Royal Bank of Scotland, as Syndication Agent, and SunTrust Bank and Regions Bank, as Co-Documentation Agents, and the other lenders party thereto (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on October 23, 2013, previously filed with the Commission and incorporated herein by reference).

10.2

Security and Pledge Agreement, dated as of October 22, 2013, among Interface, Inc., certain subsidiaries of the Company as obligors, and Bank of America, N.A. as Administrative Agent (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on October 23, 2013, previously filed with the Commission and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document (furnished electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).
101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished electronically herewith).
101.DEF	XBRL Taxonomy Definition Linkbase Document (furnished electronically herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 7, 2013	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1

Syndicated Facility Agreement, dated as of October 22, 2013, among Interface, Inc., certain subsidiaries of the Company as borrowers, certain subsidiaries of the Company as guarantors, Bank of America, N.A. as Administrative Agent, The Royal Bank of Scotland, as Syndication Agent, and SunTrust Bank and Regions Bank, as Co-Documentation Agents, and the other lenders party thereto (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on October 23, 2013, previously filed with the Commission and incorporated herein by reference).

10.2

Security and Pledge Agreement, dated as of October 22, 2013, among Interface, Inc., certain subsidiaries of the Company as obligors, and Bank of America, N.A. as Administrative Agent (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on October 23, 2013, previously filed with the Commission and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document (furnished electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).
101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished electronically herewith).
101.DEF	XBRL Taxonomy Definition Linkbase Document (furnished electronically herewith).