Form 10-K
period 2013-12-29
INTERFACE INC
filed 2014-02-26
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2013: $1,086,443,039 (64,021,393 shares valued at the closing sale price of $16.97 on June 28, 2013). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 14, 2014:

Class	Number of Shares
Common Stock, $0.10 par value per share	66,557,754

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet in over 110 countries under the established brand names Interface® and FLOR®. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 57%, 29% and 14%, respectively, for fiscal year 2013.

Capitalizing on our leadership in modular carpet for the corporate office segment, we are executing a market diversification strategy to increase our presence and market share for modular carpet in non-corporate office market segments, such as government, education, healthcare, hospitality and retail space, which combined are almost twice the size of the approximately $1 billion U.S. corporate office market segment. Our diversification strategy also targets the approximately $11 billion U.S. residential market segment for carpet. As a result of our efforts, our mix of corporate office versus non-corporate office modular carpet sales in the Americas was 48% and 52%, respectively, for 2013. Company-wide, our mix of corporate office versus non-corporate office sales was 60% and 40%, respectively, in 2013. We believe the appeal and utilization of modular carpet is growing in each of these non-corporate office market segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these segments around the world.

In July 2012, a fire occurred at our manufacturing facility in Picton, Australia, causing extensive damage and rendering the facility inoperable. The Picton facility served our customers throughout Australia and New Zealand. Since the fire, we have utilized adequate production capacity at our manufacturing facilities in Thailand, China and elsewhere to meet customer demand typically serviced from Picton. We have completed the build-out of a new manufacturing facility in Minto, Australia, which commenced operations in January 2014. For additional information, please see Items 7 and 8 of this Annual Report.

In August 2012, we sold our Bentley Prince Street business segment, which designed, manufactured and marketed high-end, designer-oriented broadloom and modular carpet. For additional information, please see Items 7 and 8 of this Annual Report.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment. We are the world’s leading manufacturer of carpet tile. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users have become more familiar with its unique attributes. We continue to drive this trend with our product innovations and designs discussed below. According to the annual Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was ranked as the number one “hot product” for each of the years 2002 through 2012. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership.  Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace. Our established brand names in carpets are leaders in the industry. The 2013 Floor Focus survey ranked our Interface brand first or second in the survey categories of performance, service and design. On the international front, Interface and Heuga® are well-recognized brand names in carpet tiles for commercial, institutional and residential use. More generally, as the appeal and utilization of modular carpet continues to expand into market segments such as government, healthcare, education, hospitality, and retail and residential space, our reputation as the pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets.

Innovative Product Design and Development Capabilities.  Our product design and development capabilities have long given us a significant competitive advantage, and they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our best design innovations is our i2™ modular product line, which includes our popular Entropy® product for which we received a patent in 2005 on the key elements of its design. The i2 line introduced and features mergeable dye lots, and includes carpet tile products designed to be installed randomly without reference to the orientation of neighboring tiles. The i2 line offers cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. Our i2 line of products, which now comprises approximately 45% of our total U.S. modular carpet business, represents a differentiated category of smart, environmentally sensitive and stylish modular carpet, and Entropy has been the fastest growing product in our history. The award-winning design firm David Oakey Designs had a pivotal role in developing our i2 product line, and our long-standing exclusive relationship with David Oakey Designs remains vibrant and augments our internal research, development and design staff. Another recent innovation is our patented TacTiles® carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles, thus eliminating the need for traditional carpet adhesive and resulting in a reduction in installation time and waste materials.

Made-to-Order and Global Manufacturing Capabilities. We have a distinct competitive advantage in meeting two principal requirements of the specified products markets we primarily target — that is, providing custom samples quickly and on-time delivery of customized final products. We also can generate realistic digital samples that allow us to create a virtually unlimited number of new design concepts and distribute them instantly for customer review, while at the same time reducing sampling waste. Approximately 60% to 70% of our modular carpet products in the United States and Asia-Pacific markets are now made-to-order, and we are increasing our made-to-order production in Europe as well. Our made-to-order capabilities not only enhance our marketing and sales, they significantly improve our inventory turns. Our global manufacturing capabilities in modular carpet production are an important component of this strength, and give us an advantage in serving the needs of multinational corporate customers that require products and services at various locations around the world. Our manufacturing locations across four continents enable us to compete effectively with local producers in our international markets, while giving international customers more favorable delivery times and freight costs.

Recognized Global Leadership in Ecological Sustainability. Our long-standing goal and commitment to be ecologically “sustainable” — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — have emerged as a competitive strength for our business and remain a strategic initiative. It includes Mission Zero®, our global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us with a differentiating advantage in competing for business among architects, designers and end users of our products, who increasingly make purchase decisions based on “green” factors. The 2013 Floor Focus survey, which named our Interface business the top among “Green Leaders,” found that 78% of the designers surveyed consider sustainability an added benefit and 61% consider it a “make or break” issue when deciding what products to recommend or purchase.

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

Experienced and Motivated Management and Sales Force.  An important component of our competitive position is the quality of our management team and its commitment to developing and maintaining an engaged and accountable workforce. Our team is highly skilled and dedicated to guiding our overall growth and expansion into our targeted market segments, while maintaining our leadership in traditional markets and our high contribution margins. We utilize an internal marketing and predominantly commissioned sales force of nearly 700 experienced personnel, stationed at over 70 locations in over 30 countries, to market our products and services in person to our customers. Our incentive compensation and our sales and marketing training programs are tailored to promote performance and facilitate leadership by our executives both in strategic areas as well as the company as a whole.

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

As part of this strategy, our FLOR line of products focuses on the approximately $11 billion U.S. residential carpet market segment. These products were specifically created to bring high style modular carpet to the North American residential market. We offer FLOR directly and over the Internet, in a FLOR catalog and in our 21 FLOR retail stores. FLOR is also offered by many specialty retailers and in a number of major retail catalogs. Through such direct and indirect retailing, FLOR sales have grown more than 200% from 2005 to 2013.

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

Our Products and Services

Modular Carpet

Interface is the world’s largest manufacturer and marketer of modular carpet. Our modular carpet system, which is marketed under the established global brands Interface and Heuga, utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 cm x 50 cm) or rectangles to produce a floorcovering that combines the appearance and texture of traditional soft floorcovering with the advantages of a modular carpet system. Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that provides dimensional stability and reduces the need for adhesives or fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we market under the GlasBacRE brand. In addition, we make carpet tile with yarn containing varying degrees of post-consumer nylon, depending on the style and color. We received the 2012 and 2011 Best of NeoCon Silver Awards in the modular carpet category for our Urban Retreat™ and Luxe at Work™ Collections, respectively.

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

Broadloom Carpet

In August 2012, we sold our Bentley Prince Street business segment to a third party. This business designed, manufactured and marketed high-end, designer-oriented broadloom and modular carpet for commercial and residential markets. As a result of this sale, we no longer have a presence in the broadloom carpet market.

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

Marketing and Sales

We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we also emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including Interface, FLOR and Heuga. Our exclusive consulting agreement with the award-winning, premier design firm David Oakey Designs enabled us to introduce more than 35 new carpet designs in the United States in 2013 alone.

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

We distribute our product through two primary channels: (1) direct sales to end users; and (2) indirect sales through independent contractors or distributors. In each case, we may also call upon architects, engineers, interior designers, contracting firms and other specifiers who often make or substantially influence purchasing decisions.

Manufacturing

We manufacture carpet at two locations in the United States and at facilities in the Netherlands, the United Kingdom, Thailand and China. Our previous manufacturing facility in Picton, Australia was destroyed by fire in July of 2012, and we have completed the build-out and start-up of a new manufacturing facility in Minto, Australia, which commenced operations in January 2014.

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

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 90 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $12.6 million, $12.4 million and $12.1 million in 2013, 2012, and 2011, respectively.

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

David Oakey Designs provides carpet design and consulting services to us pursuant to a consulting agreement. David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our modular carpet businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The current agreement runs through August 2017. While the agreement is in effect, David Oakey Designs cannot provide similar services to any other carpet company. Through our relationship with David Oakey Designs, we introduced more than 35 new carpet designs in 2013 alone, and have enjoyed considerable success in winning U.S. carpet industry awards.

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

Backlog

Our backlog of unshipped orders was approximately $117.4 million at February 16, 2014, compared with approximately $108.4 million at February 17, 2013. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 16, 2014 are expected to be shipped during the succeeding six to nine months.

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

Employees

At December 29, 2013, we employed a total of 3,347 employees worldwide. Of such employees, 1,815 were clerical, staff, sales, supervisory and management personnel and 1,532 were manufacturing personnel. We also utilized the services of 181 temporary personnel as of December 29, 2013.

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

Executive Officers of the Registrant

Our executive officers, their ages as of December 29, 2013, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	59	President and Chief Executive Officer
Robert A. Coombs	55	Senior Vice President (Asia-Pacific)
Patrick C. Lynch	44	Senior Vice President and Chief Financial Officer
Lindsey K. Parnell	56	Senior Vice President (Europe)
John R. Wells	52	Senior Vice President (Americas)
Raymond S. Willoch	55	Senior Vice President-Administration, General Counsel and Secretary
Jo Ann Herold	48	Vice President and Chief Marketing Officer
Robert Boogaard	45	Interim President of Europe Division

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

Mr. Parnell was the Production Director for Firth Carpets (our former European broadloom operations) at the time it was acquired by us in 1997. In 1998, Mr. Parnell was promoted to Vice President, Operations for the United Kingdom, and in 1999 he was promoted to Senior Vice President, Operations for our entire European floorcovering division. In September 2002, he was promoted to President and Chief Executive Officer of our floorcovering operations in Europe, and became a Vice President of Interface in October 2002. Mr. Parnell was promoted to Senior Vice President of Interface in July 2008. In July 2013, Mr. Parnell began a medical leave, with his responsibilities being assumed by Mr. Boogaard during the leave.

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

Ms. Herold joined us in July 2013 as Vice President and Chief Marketing Officer, charged with harmonizing the Interface brand around the world and across multiple platforms. She oversees marketing and communications for the corporate brand, while also leading the senior marketing team, which is comprised of the Company’s marketing and communications teams globally. Ms. Herold has more than 25 years of marketing experience. Prior to joining Interface, she was Vice President of Brand Communications and Public Relations at Arby’s Restaurant Group, and previously spent 16 years at HoneyBaked Ham, where she served as Vice President of Marketing and then Chief Marketing Officer. She also has owned her own marketing firm.

Mr. Boogaard joined us in 2011 as Senior Vice President of Sales for our European floorcovering division. Prior to joining Interface, Mr. Boogaard spent 18 years in the office furniture industry in the U.S. and Europe, followed by three years as Director of Global Strategy, Marketing and Commercial Services for a manufacturer of membrane filtration technology used in high end applications such as water purification. Mr. Boogaard was named Interim President of our Europe division in July 2013, when Mr. Parnell began a medical leave.

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

We believe that our success depends to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs provides to our internal design staff. Specifically, David Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. Our current agreement with David Oakey Designs extends to August 2017. The loss of any of these key persons could have an adverse impact on our business because each has a great deal of knowledge, training and experience in the carpet industry – particularly in the areas of sales, marketing, operations, product design and management – and could not easily or quickly be replaced.

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuations.

We have substantial international operations. In 2013, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2013 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

The worldwide financial and credit crisis could have a material adverse effect on our business, financial condition and results of operations.

The worldwide financial and credit crisis, which began in 2008 and continued in varying degrees for several years thereafter, has reduced the availability of liquidity and credit to fund the continuation and expansion of many business operations worldwide.  This shortage of liquidity and credit, combined with substantial losses in worldwide equity markets, could lead to a worldwide economic recession and result in a material adverse effect on our business, financial condition and results of operations.  Specifically, the limited availability of credit and liquidity adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations.  Consequently, customers may defer, delay or cancel renovation and construction projects where our carpet is used, resulting in decreased orders and sales for us, and they also may not be able to pay us for those products and services we already have provided to them.  For the same reasons, suppliers may not be able to produce and deliver raw materials and other goods and services that we have ordered from them, thus disrupting our own manufacturing operations.  In addition, our ability to obtain funding from capital markets may be severely restricted at a time when we would like, or need, to access those markets.  This inability to obtain that funding could prevent us from pursuing important strategic growth plans, from reacting to changing economic and business conditions, and from refinancing existing debt (which in turn could lead to a default on our debt).  The financial and credit crisis also could have an impact on the lenders under our credit facilities, causing them to fail to meet their obligations to provide us with loans and letters of credit, which are important sources of liquidity for us.

Our Syndicated Credit Facility matures in October 2018 and our 7.625% Senior Notes mature in December 2018.  We cannot assure you that we will be able to renegotiate or refinance this debt on commercially reasonable terms, or at all, especially given the effects of the worldwide financial and credit crisis.

Concerns regarding the European sovereign debt crisis and market perceptions about the instability of the euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the euro entirely, could adversely affect our business, results of operations or financial condition.

Following the European sovereign debt crisis that began in 2011, concerns still persist regarding the debt burden of certain countries using the euro as their currency (the “Eurozone”) and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Despite remedial efforts undertaken by the European Commission and others, these concerns have caused instability in the euro and could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations or increase the risks of foreign currency fluctuations or cause the failure of hedging programs intended to reduce those risks. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally, and more specifically on our ability and the ability of our customers, suppliers and lenders to finance our and their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials, and on the demand for our products.

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

As a consequence of our level of indebtedness, a substantial portion of our cash flow from operations must be dedicated to debt service requirements. In addition, the terms of our Syndicated Credit Facility and the indenture governing our 7.625% Senior Notes due 2018 limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. They also require us to comply with certain other reporting, affirmative and negative covenants and meet certain financial tests. If we fail to satisfy these tests or comply with these covenants, a default may occur, in which case the lenders could accelerate the debt as well as any other debt to which cross-acceleration or cross-default provisions apply. We cannot assure you that we would be able to renegotiate, refinance or otherwise obtain the necessary funds to satisfy these obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings), all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
Bangkok, Thailand	275,946
Craigavon, N. Ireland(1)	80,986
LaGrange, Georgia	539,545
LaGrange, Georgia(1)	209,337
Valley, Alabama(1)	338,086
Minto, Australia	259,356
Scherpenzeel, the Netherlands	245,420
Scherpenzeel, the Netherlands(1)	121,515
West Point, Georgia	250,000
Taicang, China(1)	142,500

__________

(1)  Leased.

We maintain marketing offices in over 70 locations in over 30 countries and distribution facilities in approximately 40 locations in six countries. Most of our marketing locations and many of our distribution facilities are leased.

We believe that our manufacturing and distribution facilities and our marketing offices, particularly with our new manufacturing facility in Minto, Australia commencing operations in January 2014, are sufficient for our present operations. We will continue, however, to consider the desirability of establishing additional facilities and offices in other locations around the world as part of our business strategy to meet expanding global market demands. Substantially all of our owned properties in the United States are subject to mortgages, which secure borrowings under our Syndicated Credit Facility.

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

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 14, 2014, we had 681 holders of record of our Common Stock. We estimate that there are in excess 5,500 beneficial holders of our Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s Common Stock on the Nasdaq Global Select Market as well as dividends paid during such periods.

	High	Low	Dividends Per Share
2014
First Quarter (through February 14, 2014)	$22.46	$19.03	$0.00
2013
Fourth Quarter	$21.74	$18.54	$0.03
Third Quarter	20.30	16.73	0.03
Second Quarter	19.86	15.13	0.025
First Quarter	19.96	15.76	0.025
2012
Fourth Quarter	$16.37	$12.94	$0.025
Third Quarter	14.79	11.62	0.025
Second Quarter	14.89	11.14	0.02
First Quarter	14.08	10.76	0.02

Future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in the agreement for our Syndicated Credit Facility and in an indenture for our public indebtedness, each of which specify conditions as to when any dividend payments may be made. As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

Stock Performance

The following graph and table compare, for the five-year period ended December 29, 2013, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) a self-determined peer group comprised primarily of companies in the commercial interiors industry, assuming an initial investment of $100 in each on December 28, 2008.

	12/28/08	1/3/10	1/2/11	1/1/12	12/30/12	12/29/13
Interface, Inc.	$100	$164	$310	$230	$316	$435
NASDAQ Composite Index	$100	$150	$177	$176	$203	$288
Self-Determined Peer Group (14 Stocks)	$100	$152	$210	$203	$286	$430

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.
(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.
(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(4)	The index level was set to $100 as of December 28, 2008 (the last day of fiscal 2008).
(5)	The Company’s fiscal year ends on the Sunday nearest December 31.
(6)

The following companies are included in the Self-Determined Peer Group depicted above: Acuity Brands, Inc.; Albany International Corp.; Apogee Enterprises, Inc.; Armstrong World Industries, Inc.; BE Aerospace, Inc.; The Dixie Group, Inc.; Herman Miller, Inc.; HNI Corporation; Kimball International, Inc.; Knoll, Inc.; Mohawk Industries, Inc.; Steelcase, Inc.; Unifi, Inc.; and USG Corp.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended December 29, 2013:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4)

September 30, 2013	0	$0	0	0
October 1 – October 31, 2013	2,723	20.51	0	0
November 1 – November 30, 2013	0	0	0	0
December 1 – December 29, 2013	0	0	0	0
Total	2,723	$20.51	0	0

(1) The monthly periods identified above correspond to the Company’s fiscal fourth quarter of 2013, which commenced September 30, 2013 and ended December 29, 2013.

(2) The referenced shares were acquired by the Company from an employee to satisfy income tax withholding obligations in connection with the vesting, in October 2013, of certain previous grants of restricted stock awards.

(3) The referenced price paid per share represents the fair market value of all shares acquired from the employee on the date the shares vested, which is equal to the closing price of the Company’s common stock on the NASDAQ Global Select Market on the day preceding the vesting date. The total represents the weighted average price paid per share.

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

	Selected Financial Data(1)
	2013	2012	2011	2010	2009
	(in thousands, except per share data and ratios)
Net sales	$959,989	$932,020	$953,045	$862,314	$765,264
Cost of sales	618,880	614,841	618,303	549,184	499,078
Operating income(2)	95,630	64,648	85,700	93,107	67,611
Income from continuing operations(3)	48,255	22,899	38,270	10,297	15,777
Income (loss) from discontinued operations, net of tax	0	(16,956)	451	(963)	(4,013)
Net income	48,255	5,943	38,721	8,283	10,918
Income from continuing operations per common share attributable to Interface, Inc.
Basic	$0.73	$0.35	$0.59	$0.14	$0.24
Diluted	$0.73	$0.35	$0.58	$0.14	$0.24
Average Shares Outstanding
Basic	66,194	65,767	65,291	63,794	63,213
Diluted	66,297	65,900	65,486	64,262	63,308
Cash dividends per common share	$0.11	$0.09	$0.08	$0.04	$0.01
Property additions	91,851	42,428	38,050	31,715	8,753
Depreciation and amortization	32,605	29,175	35,317	27,927	25,189
Working capital	$257,918	$273,213	$271,625	$238,937	$265,280
Total assets	818,140	789,367	772,272	755,433	727,239
Total long-term debt	273,826	275,000	294,507	294,428	280,184
Shareholders’ equity	340,787	295,702	281,039	248,872	246,181
Current ratio(4)	3.0	2.7	2.8	2.4	2.9

__________

(1)

In the third quarter of 2012, we sold our Bentley Prince Street business. The balances have been adjusted to reflect the discontinued operations of this business. For further analysis, see “Notes to Consolidated Financial Statements – Discontinued Operations” included in Item 8 of this Report.

(2)

The following charges and items are included in our operating income. In 2013, we recorded a gain of approximately $7.0 million related to the final settlement of our insurance claim relating to the Australia fire. In 2012, we recorded restructuring and asset impairment charges of $19.4 million as well as expenses related to the Australia fire of $1.7 million. In 2011, we recorded a restructuring and asset impairment charge of $5.8 million. In 2010, we recorded a restructuring charge of $2.9 million. In 2009, we recorded restructuring charges of $6.9 million. In 2009, we recorded income from litigation settlements of $5.9 million.

(3)

Included in the 2013 income from continuing operations is $1.7 million of expenses related to the retirement of debt. Included in the 2010 income from continuing operations are pre-tax expenses of $44.4 million related to bond retirement.

(4)

Current ratio is the ratio of current assets to current liabilities. For purposes of computing our current ratio: (a) current assets include assets of businesses held for sale of $60.7 million for 2011, $55.6 million for 2010, and $55.3 million for 2009.  Current liabilities include liabilities of businesses held for sale of $8.3 million for 2011, $7.9 million for 2010, and $2.4 million for 2009.

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

During the past several years, we have successfully focused more of our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet sales in the Americas has shifted over the past several years to 48% and 52%, respectively, for 2013 compared with 64% and 36%, respectively, in 2001. Company-wide, our mix of corporate office versus non-corporate office sales was 60% and 40%, respectively, in 2013. We expect a further shift in the future as we continue to implement our market diversification strategy.

During 2013, we had net sales of $960.0 million, compared with $932.0 million in 2012. Operating income for 2013 was $95.6 million, compared with $64.6 million for 2012. Income from continuing operations for 2013 was $48.3 million, or $0.73 per diluted share, compared with $22.9 million, or $0.35 per diluted share, in 2012. Net income for 2013 was $48.3 million, or $0.73 per diluted share, compared with $5.9 million, or $0.09 per diluted share, in 2012.

Included in our results for 2013 is a $7.0 million gain related to the settlement of our insurance claim related to the Australia fire, as discussed below. Also included in our 2013 results are a one-time tax dispute resolution benefit of $1.9 million related to the execution of bilateral pricing agreements, and $1.7 million of expenses for the retirement of debt. Included in our results for 2012 are $19.4 million of restructuring and asset impairment charges and $1.7 million of expenses related to the fire at our Australian manufacturing facility, as discussed below. Also included in our 2012 results is a loss from discontinued operations, net of tax, of $17.0 million related to the now discontinued Bentley Prince Street business segment. Included in our results for 2011 are $5.8 million of restructuring charges.

Fire at Australia Facility

In July 2012, a fire occurred at our manufacturing facility in Picton, Australia, which served customers throughout Australia and New Zealand. The fire caused extensive damage to the facility, as well as disruption to business activity in the region. Since the fire, we have utilized adequate production capacity at our manufacturing facilities in Thailand, China, the U.S. and Europe to meet customer demand formerly serviced from Picton. While this has been executed with success, there were, as expected, business disruptions and delays in shipments that affected sales following the fire. While it is difficult to quantify the financial impacts of the fire, we believe it negatively affected net sales by approximately $13-18 million during the balance of 2012 and by approximately $18-23 million during 2013. We have now completed the build-out of a new manufacturing facility in Minto, Australia, which commenced operations in January 2014. For additional information on the fire, please see the Note entitled “Fire at Australian Manufacturing Facility” in Item 8 of this Report.

Discontinued Operations

In 2012, we sold our Bentley Prince Street business segment. In accordance with applicable accounting standards, we have reported the results of operations for the former Bentley Prince Street business segment as “discontinued operations,” where applicable. Consequently, our discussion of sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes these discontinued operations unless we indicate otherwise. Our discontinued operations had no net sales, income or loss during 2013. Our discontinued operations had net sales of $57.0 million and $104.0 million in 2012 and 2011, respectively (these results are included in our statements of operations as part of the “Income (loss) from discontinued operations, net of tax”). Income (loss) from discontinued operations, inclusive of the loss on disposal as well as costs to sell the business, net of tax, was ($17.0) million in 2012 and $0.5 million in 2011. The loss from discontinued operations, net of tax, for 2012 was comprised of the following after-tax amounts: (1) $8.6 million of loss on disposal; (2) $5.9 million of costs to sell the operations; and (3) $2.5 million of non-disposal loss from the discontinued operations. For additional information on discontinued operations, see the Notes entitled “Discontinued Operations” and “Taxes on Income” in Item 8 of this Report.

Restructuring Charges

2012 Restructuring Plan

In 2012, we committed to a restructuring plan in our continuing efforts to reduce costs across our worldwide operations and more closely align our operations with reduced demand levels in certain markets. The plan primarily consisted of ceasing manufacturing and warehousing operations at our facility in Shelf, England. In connection with this restructuring plan, we incurred a pre-tax restructuring and asset impairment charge in the first quarter of 2012 in an amount of $16.3 million, as well as additional related charges of $0.8 million in the third quarter of 2012 and $2.3 million in the fourth quarter of 2012. These charges are comprised of severance expenses of $8.5 million for a reduction of 145 employees, other related exit costs of $1.6 million, and impairment of assets of approximately $9.4 million. Approximately $10.1 million of the charge will result in cash expenditures, primarily severance expense.

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

7.625% Senior Notes

On December 3, 2010, we completed a private offering of $275 million aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). Interest on the 7.625% Senior Notes is payable semi-annually on June 1 and December 1 (the first payment was on June 1, 2011). We used the net proceeds from the sale of the 7.625% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of our former 11.375% Senior Secured Notes and approximately $98.5 million aggregate principal amount of our former 9.5% Senior Subordinated Notes, pursuant to a tender offer we conducted in 2010. In November 2013, we redeemed $27.5 million aggregate principal amount of the 7.625% Senior Notes at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date.

11.375% Senior Secured Notes

In 2009, we completed a private offering of $150 million aggregate principal amount of 11.375% Senior Secured Notes due 2013 (the “11.375% Senior Secured Notes”). Interest on the 11.375% Senior Secured Notes was payable semi-annually on May 1 and November 1 (the first interest payment was on November 1, 2009). The 11.375% Senior Secured Notes were guaranteed, jointly and severally, on a senior secured basis by certain of our domestic subsidiaries. The 11.375% Senior Secured Notes were secured by a second-priority lien on substantially all of our and certain of our domestic subsidiaries’ assets that secure our Syndicated Credit Facility (discussed below) on a first-priority basis.

Following the sale of our 7.625% Senior Notes and the repurchase of $141.9 million aggregate principal amount of our 11.375% Senior Secured Notes with the proceeds, $8.1 million aggregate principal amount of our 11.375% Senior Secured Notes remained outstanding. These remaining 11.375% Senior Secured Notes were repaid at maturity in November 2013.

Analysis of Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 52% in 2013, 51% in 2012, and 54% in 2011. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, favorably affected our reported results during 2013 and 2011, when the euro was strengthening relative to the U.S. dollar. During 2012, the dollar strengthened versus the euro, having the opposite effect on our reported results. The following table presents the amount (in U.S. dollars) by which the exchange rates for converting euros into U.S. dollars have affected our net sales and operating income during the past three years:

	2013	2012	2011
	(in millions)

Net sales	$8.8	$(23.5)	$14.6
Operating income	0.7	(2.0)	1.4

       The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations during the past three years:

	Fiscal Year
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.5	66.0	64.9
Gross profit on sales	35.5	34.0	35.1
Selling, general and administrative expenses	26.3	24.8	25.5
Restructuring and asset impairment charges	0.0	2.1	0.6
Expenses (Gain) related to Australia fire	(0.7)	0.2	0.0
Operating income	10.0	6.9	9.0
Interest/Other expense	2.6	2.9	2.8
Debt retirement expenses	0.2	0.0	0.0
Income from continuing operations before tax	7.2	4.1	6.2
Income tax expense	2.2	1.6	2.2
Income from continuing operations	5.0	2.5	4.0
Discontinued operations, net of tax	0.0	(1.8)	0.0
Net income	5.0	0.6	4.1

Net Sales

Below we provide information regarding our net sales and analyze those results for each of the last three fiscal years. Fiscal years 2013, 2012 and 2011 were 52-week periods. (As a result of the sale of our Bentley Prince Street Segment in 2012, we currently have only one segment for segment reporting purposes.)

	Fiscal Year			Percentage Change
	(in thousands)			2013 compared	2012 compared
	2013	2012	2011	with 2012	with 2011

Net Sales	$959,989	$932,020	$953,045	3.0%	(2.2%	)

Net Sales for 2013 Compared with 2012

For 2013, net sales increased $28.0 million (3.0%) versus 2012. This increase is due primarily to the strength of the economic recovery in the Americas, coupled with lower rates of decline in our international markets compared with 2012. On a geographic basis, we experienced a sales increase in the Americas (up 7.3%), which was partially offset by decreases in Europe (down 2.0% in U.S. dollars, 5.3% in local currency) and Asia-Pacific (down 2.5%). On a consolidated basis fluctuations in currency exchange rates did not have a significant impact on the change in sales for 2013 compared with 2012.

In the Americas, the increase primarily occurred in three of our market segments – corporate office, residential and hospitality. The corporate office segment experienced an increase of 9%, due primarily to the continued rebound of the commercial office market in the United States. The residential market segment saw an increase of 38%, due to the growth of our FLOR residential business. This business now has 21 retail FLOR stores open across North America. The increase in the hospitality market segment (up 37%) is a direct result of our continued sales and marketing efforts in this market over the last two years. Only the retail segment (down 7%) experienced a significant decline. The weighted average selling price per square yard in the Americas saw an increase of approximately 3% versus 2012.

In Europe, the sales decrease was a result of the continued macroeconomic uncertainty in the region. The decline occurred across virtually all market segments, with the corporate office (down 1% in U.S. dollars, 4% in local currency) , retail (down 19% in U.S. dollars, 21% in local currency) and government (down 7% in U.S. dollars, 10% in local currency) being the most significant. The weighted average selling price per square yard in Europe was up slightly year over year in U.S. dollars and down less than 2% in local currency. In the fourth quarter of 2013, we saw a 4% sales increase in Europe in U.S. dollars (essentially flat in local currency) versus the fourth quarter of 2012, demonstrating some stabilization in the market at the close of the year and perhaps signaling an improving environment on a going forward basis.

In Asia-Pacific, the sales decline was largely a result of our performance in Australia, where we had lower sales as a result of the continued effect of the fire at our Australia manufacturing facility in 2012. The fire led to increased lead times for orders and other business disruptions that had a negative impact in the marketplace. The weakening of the Australian dollar in 2013 versus 2012 was another factor in the decline. The decrease in Australia was partially offset by sales increases in the rest of the Asia-Pacific region, particularly in China and Southeast Asia. The majority of the sales decline in Asia-Pacific occurred in the corporate office (down 10%), healthcare (down 51%) and education (down 14%) market segments. These decreases were mitigated somewhat by increases in the retail (up 67%), government (up 67%) and hospitality (up 55%) market segments. The weighted average selling price per square yard in the Asia-Pacific region declined approximately 4% in 2013 versus 2012. In January 2014, we commenced operations at our new manufacturing facility in Minto, Australia. With the opening of this facility, we believe we will see improved sales activity in Australia in 2014.

Net Sales for 2012 Compared with 2011

For 2012, net sales decreased $21.0 million (2.2%) versus 2011. On a worldwide basis, the general economic uncertainty had an impact on buyers of our product, as we experienced declines in almost all market segments with the exception of the residential market. On a geographic basis, we experienced a sales increase in the Americas (up 5.1%), which was offset by decreases in Europe (down 8.1%) and Asia-Pacific (down 13.2%).

In the Americas, the increase in sales was due to the continued rebound of the corporate office market (up 7%), as well as increases in the residential (up 23%) and education (up 6%) market segments. The increase in residential was largely as a result of the continuing roll-out of our FLOR stores. These increases in the Americas were somewhat offset by decreases in the government (down 10%) and healthcare (down 7%) market segments. The weighted average selling price per square yard in the Americas saw an increase of approximately 5% in 2012.

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

Due largely to both the fire in our plant in Australia in July 2012, as well as the lack of government stimulus funds in 2012 versus 2011, we experienced a sales decline in the Asia-Pacific region of 13% versus 2011. While it is difficult to quantify, we believe that the fire at our Australia facility and the related delays in shipments while we worked to stabilize our supply chain led to a reduction of $13-$18 million in net sales for 2012. The most significant decline was in the education market (down 52%) due to the curtailment of government stimulus in the region, particularly in Australia. The decline in Asia-Pacific was also fueled by lower sales in the hospitality (down 44%) and corporate office (down 3%) market segments. The weighted average selling price in the Asia-Pacific region was essentially even compared with 2011.

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses during the past three years:

Cost and Expenses	Fiscal Year			Percentage Change
	2013	2012	2011	2013 compared with 2012	2012 compared with 2011
	(in thousands)
Cost of Sales	$618,880	$614,841	$618,303	0.7%	(0.5)%
Selling, General and Administrative Expenses	252,433	231,358	243,287	9.1%	(4.9)%
Total	$871,313	$846,199	$861,590	3.0%	(1.8)%

For 2013, our cost of sales increased $4.0 million (1%) versus 2012. Fluctuations in currency exchange rates had a slight negative impact (less than 1%) year over year. The primary components of this increase in cost of sales were increases in raw material costs (approximately $3 million) and labor costs (approximately $0.4 million) associated with higher production volumes, particularly in the second and third quarters of 2013 versus the prior year periods. On a per unit basis, we did not experience any significant cost differences in raw materials in 2013 versus 2012. We saw gross margin expansion in our Europe and Asia-Pacific regions during 2013, especially in the fourth quarter, due to continued implementation of our lean manufacturing initiatives and streamlining of our supply chain in the Asia-Pacific region. As a result of these items, cost of sales decreased, as a percentage of sales, to 64.5% in 2013 versus 66.0% in 2012.

For 2012, our cost of sales decreased $3.5 million (0.5%) versus 2011. Fluctuations in currency exchange rates resulted in approximately $10 million of decrease in cost of sales, so absent currency translation effects, there was an increase in the cost of sales in 2012 versus 2011. The increase absent currency translation effects is primarily attributable to (1) a 3-4% increase in raw material prices in 2012 versus 2011, (2) lower absorption of fixed manufacturing costs associated with lower production volumes in 2012 versus 2011, and (3) supply chain disruption in the second half of 2012 as a result of the fire at our facility in Picton, Australia. Due to these factors, we saw an increase in cost of sales as a percentage of sales to 66.0% in 2012 versus 64.9% in 2011. We did see improvement in gross margin in the fourth quarter of 2012 versus the comparable period in 2011 due to higher absorption of fixed costs due to higher production volumes, as well as the beginning of realization of savings from our 2012 restructuring plans. However, this quarterly improvement was not substantial enough to counteract the above factors in the earlier parts of the year.

For 2013, our selling, general and administrative expenses increased $21.1 million (9.1%) versus 2012. Fluctuations in currency exchange rates did not have a significant impact on the increase. The largest component of the change in selling, general and administrative expenses was an increase in selling costs of $9.2 million. The majority of this increase ($8.3 million) was in the Americas region, comprised of approximately $4.3 million of increased selling expenses for our FLOR store platform as it expanded to a total of 21 stores during 2013 and $3.9 million of increased selling costs at our core modular business in the Americas due to additions of sales people and other personnel in the sales group. We also experienced an increase in marketing costs of $3.0 million, primarily in the Americas ($2.0 million) and Europe ($1.0 million) divisions, related to targeted marketing programs designed to drive sales in non-corporate market segments. The remainder of the increase was research and development and administrative costs, driven primarily by increased stock compensation expense ($4.6 million) related to new grants in 2013 as well as vesting of grants based on performance targets being met to a greater extent during 2013 versus 2012. Due to the above factors, as a percentage of net sales, selling, general and administrative expenses increased to 26.3% in 2013 versus 24.8% in 2012. We believe that these increased expenses will continue to yield sales growth and efficiency benefits, and we expect selling, general and administrative expense to decline as a percentage of sales going forward.

For 2012, our selling, general and administrative expenses decreased $11.9 million (4.9%) versus 2011. Fluctuations in currency exchange rates accounted for approximately $4 million (1.5%) of the decrease. The largest component of the change in selling, general and administrative expense was a decrease in administrative costs of approximately $14 million, which was due primarily to lower stock compensation expense of $6 million during the first six months of 2012, particularly in the Americas, as a result of performance goals not being obtained to the same degree as in 2011. There also was a decrease in administrative expenses due to the significant restructuring actions which took place in 2011 and 2012, particularly in our European operations. We also experienced a decrease of $4 million in marketing expense, particularly in the Americas, due to lower catalog circulation in our FLOR business (approximately $1 million), as well as reduced marketing programs as we evaluated the cost effectiveness of our marketing platform in light of market requirements. These decreases were offset somewhat by increased selling costs of $7 million, primarily in the Americas, due to both the FLOR store rollout (approximately $2 million) as well as sales personnel additions in the Americas in response to positive market conditions in that region, and increased selling costs due to increased sales in the Americas (approximately $3 million increase.) Due to the above factors, as a percentage of net sales, selling, general and administrative costs declined to 24.8% in 2012 versus 25.5% in 2011.

Interest Expense

For 2013, interest expense decreased $1.2 million to $23.8 million versus $25.0 million in 2012. This decrease was primarily due to the repayment of the $8.1 million balance of our 11.375% Senior Secured Notes at maturity in November 2013 and the early redemption of $27.5 million of our 7.625% Senior Notes in November 2013. Although we subsequently borrowed under our Syndicated Credit Facility in December of 2013, the borrowing was at a significantly lower interest rate than the notes which were repaid in November 2013.

For 2012 interest expense decreased $1.3 million versus 2011. This decrease was primarily due to the redemption of the remaining $11.5 million our former 9.5% Senior Subordinated Notes in April 2012.

Tax

Our effective tax rate in 2013 was 30.1%, compared with an effective rate of 39.9% in 2012. This decrease in effective rate was primarily attributable to (1) the settlement of our Canada-U.S. bilateral advanced pricing agreement, (2) a decrease in nondeductible business expenses, (3) a decrease in nondeductible reserves against capital assets, (4) an effective foreign tax rate that is lower than the federal statutory rate coupled with a significant increase of foreign earnings from 2012 to 2013, and (5) an effective state tax rate that is lower due to a larger proportion of foreign earnings in 2013. In addition, there was an increase in the effective rate attributable to valuation allowances related to state net operating loss carryforwards. For additional information on taxes and a reconciliation of effective tax rates to statutory tax rates, see the Note entitled “Taxes on Income” in Item 8 of this Report.

Our effective tax rate in 2012 was 39.9%, compared with an effective rate of 35.0% in 2011. This increase in effective rate was primarily attributable to (1) nondeductible business expenses associated with the fire at the Australia plant, and (2) a nondeductible reserve on capital assets associated with our 2012 restructuring plan. In addition, there were decreases in the effective rate attributable to the cash surrender value of life insurance policies and tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested, which were offset by increases in the effective rate for foreign and U.S. tax effects attributable to foreign operations. For additional information on taxes and a reconciliation of effective tax rates to statutory tax rates, see the Note entitled “Taxes on Income” in Item 8 of this Report.

Liquidity and Capital Resources

General

In our business, we require cash and other liquid assets primarily to purchase raw materials and to pay other manufacturing costs, in addition to funding normal course selling, general and administrative expenses, anticipated capital expenditures, interest expense and potential special projects. We generate our cash and other liquidity requirements primarily from our operations and from borrowings or letters of credit under our Syndicated Credit Facility discussed below. We believe that we will be able to continue to enhance the generation of free cash flow through the following initiatives:

●         Improving our inventory turns by continuing to implement a made-to-order model throughout our organization;

●         Reducing our average days sales outstanding through improved credit and collection practices; and

●         Limiting the amount of our capital expenditures generally to those projects that have a short-term payback period.

Historically, we use more cash in the first half of the fiscal year, as we fund insurance premiums, tax payments, incentive compensation and inventory build-up in preparation for the holiday/vacation season of our international operations.

In addition, we have a high contribution margin business with low capital expenditure requirements. Contribution margin represents variable gross profit margin less the variable component of selling, general and administrative expenses, and for us is an indicator of profit on incremental sales after the fixed components of cost of sales and selling, general and administrative expenses have been recovered. While contribution margin should not be construed as a substitute for gross margin, which is determined in accordance with GAAP, it is included herein to provide additional information with respect to our potential for profitability. In addition, we believe that investors find contribution margin to be a useful tool for measuring our profitability on an operating basis.

At December 29, 2013, we had $72.9 million in cash. Approximately $17.4 million of this cash was located in the United States, and the remaining $55.5 million was located at our international locations. Our position is that the cash located outside of the United States is permanently reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs support the status of our cash in foreign locations. Of the $55.5 million cash in foreign jurisdictions, approximately $4.2 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for U.S. federal and state income taxes on these amounts in accordance with applicable accounting standards.

As of December 29, 2013, we had $26.3 million of borrowings and $3.6 million in letters of credit outstanding under our Syndicated Credit Facility. As of December 29, 2013, we could have incurred $173.4 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred the equivalent of $6.0 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

We have approximately $57.6 million in contractual cash obligations due by the end of fiscal year 2014, which includes, among other things, pension cash contributions, interest payments on our debt and capital expenditure commitments. Based on current interest rate and debt levels, we expect our aggregate interest expense for 2014 to be between $20 million and $22 million. We estimate aggregate capital expenditures in 2014 to be between $40 million and $50 million, although we are not committed to these amounts.

On December 3, 2010, we completed a private offering of $275 million aggregate principal amount of 7.625% Senior Notes. Interest on the 7.625% Senior Notes is payable semi-annually on June 1 and December 1 (the first payment was made on June 1, 2011). We used the net proceeds from the sale of the 7.625% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of our former 11.375% Senior Secured Notes and approximately $98.5 million aggregate principal amount of our former 9.5% Senior Subordinated Notes, pursuant to a tender offer we conducted. In November 2013, we redeemed $27.5 million aggregate principal amount of the 7.625% Senior Notes at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date.

It is important for you to consider that we have a significant amount of indebtedness. Our Syndicated Credit Facility matures in October 2018, and our outstanding $247.5 million of 7.625% Senior Notes mature in 2018. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms, or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

Syndicated Credit Facility

On October 22, 2013, we entered into a new Syndicated Facility Agreement among the Company, certain wholly-owned foreign subsidiaries of the Company as borrowers, certain subsidiaries of the Company as guarantors, Bank of America, N.A. as Administrative Agent, The Royal Bank of Scotland, as Syndication Agent, SunTrust Bank and Regions Bank, as Co-Documentation Agents, and the other lenders party thereto. Pursuant to the Syndicated Facility Agreement, the lenders provide to the Company and certain of its subsidiaries a multicurrency revolving credit facility (the “Facility”) of up to $200 million at any one time. The key features of the Facility are as follows:

●	The Facility matures on October 22, 2018.
●

The Facility includes (i) a multicurrency revolving loan facility made available to Interface, Inc. and our principal subsidiaries in Europe and Australia not to exceed $190 million in the aggregate at any one time outstanding, and (ii) a revolving loan facility made available to our principal subsidiary in Thailand not to exceed the equivalent of $10 million in the aggregate at any one time outstanding. A sublimit of $40 million exists for the issuance of letters of credit under the Facility.

●

The Facility includes (i) a multicurrency revolving loan facility made available to Interface, Inc. and our principal subsidiaries in Europe and Australia not to exceed $190 million in the aggregate at any one time outstanding, and (ii) a revolving loan facility made available to our principal subsidiary in Thailand not to exceed the equivalent of $10 million in the aggregate at any one time outstanding. A sublimit of $40 million exists for the issuance of letters of credit under the Facility.

●	The Facility contains financial covenants (specifically, a consolidated net leverage ratio and a consolidated interest coverage ratio) that must be met as of the end of each fiscal quarter.
●

We have the option to increase the multicurrency loan facility by up to $150 million (or $250 million if the proceeds of the increase are used to pay off all remaining 7.625% Senior Notes), subject to the receipt of lender commitments for the increase and the satisfaction of certain other conditions.

Interest Rates and Fees. Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 1.50% over the applicable base interest rate (which is defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or a specified LIBOR rate), depending on our consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 2.50% over the applicable LIBOR rate, depending on our consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, we pay a commitment fee ranging from 0.20% to 0.35% per annum (depending on our consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

Covenants. The Facility contains standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants limit our ability to:

●	create or incur liens on assets;
●	make acquisitions of or investments in businesses (in excess of certain specified amounts);
●	incur indebtedness or contingent obligations;
●	sell or dispose of assets (in excess of certain specified amounts);
●	pay dividends or repurchase our stock (in excess of certain specified amounts);
●	repay other indebtedness prior to maturity unless we meet certain conditions; and
●	enter into sale and leaseback transactions.

The Facility also requires us to remain in compliance with the following financial covenants as of the end of each fiscal quarter, based on our consolidated results for the year then ended:

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

Events of Default. If we breach or fail to perform any of the affirmative or negative covenants under the Facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc. or certain subsidiaries, or if we breach or fail to perform any covenant or agreement contained in any instrument relating to any of our other indebtedness exceeding $20 million), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ Administrative Agent may, and upon the written request of a specified percentage of the lender group shall:

●	declare all commitments of the lenders under the facility terminated;
●	declare all amounts outstanding or accrued thereunder immediately due and payable; and
●	exercise other rights and remedies available to them under the agreement and applicable law.

Collateral. Pursuant to a Security and Pledge Agreement executed on the same date, the Facility is secured by substantially all of the assets of Interface, Inc. and our domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ Administrative Agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

In connection with the execution of the Syndicated Facility Agreement, we terminated (i) the Seventh Amended and Restated Credit Agreement, dated as of June 24, 2011, among Interface, Inc. (and certain direct and indirect subsidiaries), the lenders listed therein, Wells Fargo Bank, National Association and Bank of America, N.A., which provided a $100 million domestic revolving credit facility; and (ii) the Credit Agreement, executed on April 24, 2009, among Interface Europe B.V. (and certain of its subsidiaries) and The Royal Bank of Scotland N.V. (as successor to ABN AMRO Bank N.V.), as amended, which provided a credit facility for borrowings and bank guarantees of up to €20.0 million

As of December 29, 2013 we had $26.3 million of borrowings outstanding under the Facility, and had $3.6 million in letters of credit outstanding under the Facility.

We are presently in compliance with all covenants under the Syndicated Credit Facility and anticipate that we will remain in compliance with the covenants for the foreseeable future.

Senior Notes

As of December 29, 2013, we had outstanding $247.5 million of our 7.625% Senior Notes. The indenture governing these notes, on a collective basis, contain covenants that limit or restrict our ability to:

•   incur additional indebtedness;

•   make dividend payments or other restricted payments;

•   create liens on our assets;

•   sell our assets;

•   sell securities of our subsidiaries;

•   enter into transactions with shareholders and affiliates; and

•   enter into mergers, consolidations or sales of all or substantially all of our assets.

In addition, the indenture contains a covenant that requires us to make an offer to purchase the outstanding notes under such indenture in the event of a change of control of Interface, Inc. (as defined in the indenture).

The Notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured basis by each of our material U.S. subsidiaries.

If we breach or fail to perform any of the affirmative or negative covenants under the indenture, or if other specified events occur (such as a bankruptcy or similar event), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. An event of default also will exist if we breach or fail to perform any covenant or agreement contained in any other instrument relating to any of our indebtedness exceeding $20 million and such default or failure results in the indebtedness becoming due and payable. If an event of default exists and is continuing, the trustee of the notes (or the holders of at least 25% of the principal amount of such notes) may declare the principal amount of the notes and accrued interest thereon immediately due and payable (except in the case of bankruptcy, in which case such amounts are immediately due and payable even in the absence of such a declaration).

Analysis of Cash Flows

Our primary sources of cash during 2013 were: (1) $56.0 million of proceeds received from our insurance company on our claim related to the fire at our Australia manufacturing facility in 2012; (2) $26.3 million of borrowings under our Syndicated Credit Facility; and (3) $3.5 million due to a reduction in accounts receivable. Our primary uses of cash in 2013 were: (1) $91.9 million of capital expenditures, which included expenditures for the purchase and build-out of our new manufacturing facility in Minto, Australia; (2) $35.6 million of cash used to retire the remainder ($8.1 million aggregate principal amount) of our 11.375% Senior Secured Notes and a portion ($27.5 million aggregate principal amount) of our 7.625% Senior Notes; and (3) $17.3 million due to a decrease in accounts payable and accruals.

Our primary sources of cash during 2012 were: (1) $32.2 million of net proceeds from the sale of our Bentley Prince Street business segment; (2) $20.0 million as a result of a reduction of accounts receivable; and (3) $20.7 million of proceeds from the insurance company with regard to the fire at our Australian facility. Our primary uses of cash during 2012 were: (1) $42.4 million of capital expenditures; (2) an increase of prepaid expenses and other current assets of $11.9 million, primarily related to the insurance receivable for our fire claim in Australia; and (3) $11.5 million for the redemption of the remainder of our former 9.5% Senior Subordinated Notes.

Our primary sources of cash during 2011 were: (1) $2.7 million received as a result of exercises of employee stock options; and (2) $1.4 million received due to a reduction of prepaid expenses. Our primary uses of cash during 2011 were: (1) $38.1 million for capital expenditures; (2) $31.6 million due to increased inventory levels; and (3) $17.6 million due to decreases in accounts payable and accruals.

We believe that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future.

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations (including the remaining contractual obligations related to our discontinued operations) and the periods in which payments are due. The amounts and time periods are measured from December 29, 2013.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$273,826	$0	$0	$273,826	$0
Operating Lease Obligations(1)	74,714	20,634	25,387	13,264	15,429
Expected Interest Payments(2)	98,476	20,029	40,058	38,389	0
Unconditional Purchase Obligations(3)	7,576	5,924	1,492	160	0
Pension Cash Obligations(4)	124,061	11,047	22,726	23,972	66,316
Total Contractual Cash Obligations(5)	$578,653	$57,634	$89,663	$349,611	$81,745

______________________

(1)	Our capital lease obligations are insignificant.

(2)

Expected interest payments to be made in future periods reflect anticipated interest payments related to the $247.5 million outstanding of our 7.625% Senior Notes and the $26.3 million of borrowings outstanding under our Syndicated Credit Facility as of December 29, 2013. We have also assumed in the presentation above that these notes and borrowings will remain outstanding until maturity.

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

(5)

The above table does not reflect unrecognized tax benefits of $27.4 million, the timing of which payments are uncertain. See the Note entitled “Taxes on Income” in Item 8 of this Report for further information.

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

Revenue Recognition. The vast majority of our revenue is recognized at the date of shipment when the following criteria are met: persuasive evidence of an agreement exists, price to the buyer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. Provisions for discounts, sales returns and allowances are estimated using historical experience, current economic trends, and the company’s quality performance. The related provision is recorded as a reduction of sales and cost of sales in the same period that the revenue is recognized. Accordingly, our estimates and assumptions regarding revenue recognition primarily relate to sales returns and allowances, which historically have been in the range of 2.5-3.0% of gross sales. Over the last several years, we have not experienced any significant fluctuation in sales returns and allowances, our estimates and assumptions related thereto have not changed significantly, and we believe our estimates and assumptions to be reasonably accurate. Management also believes this past experience can be relied upon for such estimates and assumptions in future periods, as our business model and customer mix have not changed significantly.

A small percentage (less than 5%) of our revenue relates to flooring installation projects, which generally involve short time periods (typically less than two weeks) and therefore present little risk of material difference due to changes in experience.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 29, 2013 and December 30, 2012, we had approximately $113.7 million and $128.2 million of U.S. federal net operating loss carryforwards, respectively. In addition, as of December 29, 2013, we had state net operating loss carryforwards of $193.0 million and $187.0 million, respectively. As of December 29, 2013 and December 30, 2012, we had approximately $2.0 million and $3.5 million of foreign net operating loss carryforwards, respectively. Certain of these carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2013 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted

Goodwill. Pursuant to applicable accounting standards, we test goodwill for impairment at least annually using a two step approach. In the first step of this approach, we prepare valuations of reporting units, using both a market comparable approach and an income approach, and those valuations are compared with the respective book values of the reporting units to determine whether any goodwill impairment exists. In preparing the valuations, past, present and expected future performance is considered. If impairment is indicated in this first step of the test, a step two valuation approach is performed. The step two valuation approach compares the implied fair value of goodwill to the book value of goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, including both recognized and unrecognized intangible assets, in the same manner as goodwill is determined in a business combination under applicable accounting standards. After completion of this step two test, a loss is recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill. If the actual fair value of the goodwill is determined to be less than that estimated, an additional write-down may be required.

During the fourth quarters of 2013, 2012 and 2011, we performed the annual goodwill impairment test. We perform this test at the reporting unit level. For our reporting units which carried a goodwill balance as of December 29, 2013, no impairment of goodwill was indicated. As of December 29, 2013, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed.

Inventories. We determine the value of inventories using the lower of cost or market. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on December 29, 2013, and December 30, 2012, was $13.4 million and $12.9 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2013 net income would be higher or lower by approximately $0.9 million, on an after-tax basis.

Pension Benefits. Net pension expense recorded is based on, among other things, assumptions about the discount rate, estimated return on plan assets and salary increases. While management believes these assumptions are reasonable, changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of our plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year. The actuarial assumptions used in our salary continuation plan and our foreign defined benefit plans reporting are reviewed periodically and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligation. The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers. The table below represents the changes to the projected benefit obligation as a result of changes in discount rate assumptions:

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(36.6)
1% decrease in actuarial assumption for discount rate	$40.5

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(2.4)
1% decrease in actuarial assumption for discount rate	$2.9

Environmental Remediation. We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of December 29, 2013, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 29, 2013, and December 30, 2012, was $7.6 million and $8.8 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2013 net income would be higher or lower by approximately $0.5 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty reserve on December 29, 2013, and December 30, 2012, was $1.4 million and $1.2 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2013 net income would be higher or lower by approximately $0.1 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, or similar tax credit carryforward, exists. This standard clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The amendments in this standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We currently are evaluating the impact that adoption of this standard will have on the determination or reporting of our financial results.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. In the past, we have maintained a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agreed to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. As of December 29, 2013, and December 30, 2012, no such interest rate swaps were in place.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Northern Ireland, the Netherlands, China and Thailand, and sell our products in more than 100 countries. (In 2012, we ceased manufacturing operations at our facility in England. In addition, manufacturing in Australia was suspended during 2013 and the second half of 2012 as we built out a new facility following a fire.) As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.

At December 29, 2013, we recognized a $5.2 million decrease in our foreign currency translation adjustment account compared with December 30, 2012, because of the strengthening of the U.S. dollar against certain foreign currencies during 2013.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 29, 2013. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $3.5 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $3.5 million.

Foreign Currency Exchange Rate Risk

As of December 29, 2013, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $11.4 million or an increase in the fair value of our financial instruments of $9.4 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR
	2013	2012	2011
	(in thousands, except per share data)
Net sales	$959,989	$932,020	$953,045
Cost of sales	618,880	614,841	618,303
Gross profit on sales	341,109	317,179	334,742

Selling, general and administrative expenses	252,433	231,358	243,287
Restructuring and asset impairment charges	0	19,425	5,755
Expenses (gain) related to Australia fire	(6,954)	1,748	0

Operating income	95,630	64,648	85,700

Interest expense	23,810	25,024	26,325
Debt retirement expenses	1,667	0	0
Other expense	1,149	1,521	465

Income from continuing operations before tax expense	69,004	38,103	58,910
Income tax expense	20,749	15,204	20,640

Income from continuing operations	48,255	22,899	38,270
Income (loss) from discontinued operations, net of tax	0	(16,956)	451

Net income	$48,255	$5,943	$38,721

Income (loss) per share – basic
Continuing operations	$0.73	$0.35	$0.59
Discontinued operations	0.00	(0.26)	0.01

Net income per share – basic	$0.73	$0.09	$0.59

Income (loss) per share – diluted
Continuing operations	$0.73	$0.35	$0.58
Discontinued operations	0.00	(0.26)	0.01

Net income per share – diluted	$0.73	$0.09	$0.59

Basic weighted average common shares outstanding	66,194	65,767	65,291
Diluted weighted average common shares outstanding	66,297	65,900	65,486

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEAR
	2013	2012	2011
	(in thousands)
Net income	$48,255	$5,943	$38,721
Other comprehensive income (loss)
Foreign currency translation adjustment	(5,241)	8,539	(7,614)
Pension liability adjustment	1,409	771	(5,066)

Comprehensive income	$44,423	$15,253	$26,041

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2013	2012
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$72,883	$90,533
Accounts receivable, net	131,936	137,313
Inventories	149,643	141,176
Prepaid expenses and other current assets	23,411	51,358
Deferred income taxes	10,232	10,271
Total current assets	388,105	430,651
Property and equipment, net	230,845	165,725
Deferred tax asset	55,967	62,856
Goodwill	77,941	75,672
Other assets	65,282	54,463

	$818,140	$789,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,515	$56,292
Accrued expenses	77,672	93,036
Current portion of long-term debt	0	8,110
Total current liabilities	130,187	157,438
Senior notes	247,500	275,000
Long term debt	26,326	0
Deferred income taxes	15,049	7,339
Other	58,291	53,888

Total liabilities	477,353	493,665

Commitments and contingencies

Shareholders’ equity
Preferred stock	0	0
Common stock	6,631	6,606
Additional paid-in capital	374,597	366,677
Retained earnings (deficit)	24,226	(16,746)
Accumulated other comprehensive loss – foreign currency translation	(30,585)	(25,344)
Accumulated other comprehensive loss – pension liability	(34,082)	(35,491)

Total shareholders’ equity	340,787	295,702

	$818,140	$789,367

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR
	2013	2012	2011
		(in thousands)
OPERATING ACTIVITIES:
Net income	$48,255	$5,943	$38,721
Income (loss) on discontinued operations, net of taxes	0	(16,956)	451
Income from continuing operations	48,255	22,899	38,270
Adjustments to reconcile income to cash provided by operating activities
Depreciation and amortization	24,670	25,882	25,179
Stock compensation amortization expense	7,935	3,293	10,138
Premium paid to repurchase senior notes	825	0	0
Bad debt expense	253	1,119	1,560
Deferred income taxes and other	9,349	(11,164)	4,549
Cash received from insurance company	25,973	0	0
Working capital changes:
Accounts receivable	3,478	19,994	(7,453)
Inventories	(10,610)	1,075	(31,629)
Prepaid expenses and other current assets	(25,354)	(11,948)	1,359
Accounts payable and accrued expenses	(17,316)	(4,262)	(17,609)
Cash provided by operating activities	67,458	46,888	24,364

INVESTING ACTIVITIES:
Capital expenditures	(91,851)	(42,428)	(38,050)
Other	3,074	(2,629)	(1,566)
Net proceeds from sale of Bentley Prince Street	0	32,174	0
Cash received from insurance company	23,024	20,718	0
Cash provided by (used in) investing activities	(65,753)	7,835	(39,616)

FINANCING ACTIVITIES:
Borrowing of long-term debt	26,326	0	0
Dividends paid	(7,283)	(5,925)	(5,227)
Debt issuance costs	(1,308)	0	(1,025)
Repurchase of senior notes	(35,610)	(11,477)	0
Premium paid to repurchase senior notes	(825)	0	0
Proceeds from issuance of common stock	1,881	1,496	2,669
Cash used in financing activities	(16,819)	(15,906)	(3,583)

Net cash provided by (used in) operating, investing and financing activities	(15,114)	38,817	(18,835)
Effect of exchange rate changes on cash	(2,536)	1,092	234

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	(17,650)	39,909	(18,601)
Balance, beginning of year	90,533	50,624	69,225

Balance, end of year	$72,883	$90,533	$50,624

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All of our subsidiaries are wholly-owned, and we are not a party to any joint venture, partnership or other variable interest entity that would potentially qualify for consolidation. All material intercompany accounts and transactions are eliminated. Investments in which the Company does not have the ability to exercise significant influence are carried at fair value. The Company monitors investments for other than temporary declines in value and makes reductions in carrying values when appropriate. As of December 29, 2013 and December 30, 2012, the Company did not hold significant investments of this nature.

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

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations. Research and development expense was $12.6 million, $12.4 million and $12.1 million for the years 2013, 2012 and 2011, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. The Company did not hold any significant amounts of short-term investments at December 29, 2013 or December 30, 2012.

Cash payments for interest amounted to approximately $22.9 million, $23.1 million and $23.7 million for the years 2013, 2012 and 2011, respectively. Income tax payments amounted to approximately $8.7 million, $10.0 million and $19.9 million for the years 2013, 2012 and 2011, respectively. During the years 2013, 2012 and 2011, the Company received income tax refunds of $1.4 million, $0.1 million, and $4.4 million, respectively.

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

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs on qualifying expenditures of approximately $0.8 million, $0.7 million and $0.6 million for the fiscal years 2013, 2012 and 2011, respectively. Depreciation expense amounted to approximately $23.9 million, $24.2 million and $22.3 million for the years 2013, 2012 and 2011, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as acquisitions. Accumulated amortization amounted to approximately $77.3 million at both December 29, 2013 and December 30, 2012, and cumulative impairment losses recognized were $212.6 million as of both December 29, 2013 and December 30, 2012.

As of December 29, 2013 and December 30, 2012, the net carrying amount of goodwill was $77.9 million and $75.7 million, respectively. Other intangible assets were $3.8 million and $2.5 million as of December 29, 2013, and December 30, 2012, respectively. The Company capitalizes patent defense costs when it determines that a successful defense is probable. Any patent defense costs are amortized over the remaining useful life of the patent. Amortization expense related to intangible assets during the years 2013, 2012 and 2011 was $0.3 million, $0.4 million, and $0.7 million, respectively.

During the fourth quarters of 2013, 2012 and 2011, the Company performed the annual goodwill impairment test required by applicable accounting standards. The Company performs this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment. In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The annual testing indicated no potential of goodwill impairment in any of the years presented.

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the fourth quarter of 2013, and therefore no impairment was indicated during the impairment testing. As of December 29, 2013, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company still believes no goodwill impairment would have existed.

The changes in the carrying amounts of goodwill for the year ended December 29, 2013 are as follows:

BALANCE DECEMBER 30, 2012	ACQUISITIONS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE DECEMBER 29, 2013
(in thousands)
$75,672	$0	$0	$2,269	$77,941

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty reserves amounted to $1.4 million and $1.2 million as of December 29, 2013 and December 30, 2012, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss). Foreign exchange translation gains (losses) were ($5.2 million), $8.5 million and ($7.6 million) for the years 2013, 2012 and 2011, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding. Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

As of fiscal year 2013, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” Note below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in fiscal year 2011 (there were no stock options granted in 2012 or 2013):

FISCAL YEAR
2011
Risk free interest rate	0.9%
Expected option life (years)	5.75
Expected volatility	65%
Expected dividend yield	0.6%

The weighted average fair value of stock options (as of grant date) granted during 2011 was $7.37 per share.

The Company recognizes expense related to its restricted stock grants based on the grant date fair value of the stock issued, as determined by its market price at date of issue.

Derivative Financial Instruments

Accounting standards require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not meet the criteria of an accounting hedge must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of December 29, 2013 and December 30, 2012, the Company was not party to any significant derivative instruments.

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

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of December 29, 2013 and December 30, 2012, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires the Company to analyze the financial strengths of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that the Company is unable to collect may be different than the amount initially estimated. The Company’s allowance for doubtful accounts on December 29, 2013, and December 30, 2012, was $7.6 million and $8.8 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year financial statement presentation.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2013,” “2012,” and “2011,” mean the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively. Fiscal years 2013, 2012 and 2011 were each comprised of 52 weeks.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, or similar tax credit carryforward, exists. This standard clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The amendments in this standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company currently is evaluating the impact that adoption of this standard will have on the determination or reporting of its financial results.

RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 29, 2013, and December 30, 2012, the allowance for bad debts amounted to $7.6 million and $8.8 million, respectively, for all accounts receivable of the Company. Reserves for sales returns and allowances amounted to $3.6 million and $3.1 million as of December 29, 2013, and December 30, 2012, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have significant assets and liabilities measured at fair value on a recurring basis under applicable accounting standards as of the end of 2013. The Company does have approximately $23.2 million of Company-owned life insurance which is measured on readily determinable cash surrender value on a recurring basis. Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The fair value of long term debt represented by the Company’s 7.625% Senior Notes, based on quoted market prices, was $265.8 million at December 29, 2013.

INVENTORIES

Inventories are summarized as follows:

	2013	2012
	(in thousands)
Finished goods	$96,199	$87,094
Work-in-process	9,569	7,030
Raw materials	43,875	47,052

	$149,643	$141,176

Reserves for inventory obsolescence amounted to $13.4 million and $12.9 million as of December 29, 2013, and December 30, 2012, respectively, and have been netted against amounts presented above.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2013	2012
	(in thousands)
Land	$17,290	$7,714
Buildings	123,032	104,296
Equipment	351,307	298,413

	491,629	410,423
Accumulated depreciation	(260,784)	(244,698)

	$230,845	$165,725

The estimated cost to complete construction-in-progress for which the Company was committed at December 29, 2013, was approximately $24.9 million.

ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2013	2012
	(in thousands)
Compensation	$54,125	$55,332
Interest	1,768	2,202
Restructuring	519	4,350
Taxes	12,685	10,579
Accrued purchases	1,258	1,439
Other	7,317	19,134

	$77,672	$93,036

Other non-current liabilities include pension liability of $20.1 million and $23.7 million as of December 29, 2013, and December 30, 2012, respectively (see the discussion below in the Note entitled “Employee Benefit Plans”).

BORROWINGS

Syndicated Credit Facility

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

Interest Rates and Fees. Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 1.50% over the applicable base interest rate (which is defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or a specified LIBOR rate), depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 2.50% over the applicable LIBOR rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee ranging from 0.20% to 0.35% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

Covenants. The Facility contains standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants limit the Company’s and its subsidiaries’ ability to:

●     create or incur liens on assets;

●     make acquisitions of or investments in businesses (in excess of certain specified amounts)

●     incur indebtedness or contingent obligations

●     sell or dispose of assets (in excess of certain specified amounts)

●     pay dividends or repurchase the Company’s stock (in excess of certain specified amounts)

●     repay other indebtedness prior to maturity unless the Company meets certain conditions; an

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

As of December 29, 2013 the Company had $26.3 million of borrowings outstanding under the Facility, and had $3.6 in letters of credit outstanding under the Facility.

7.625% Senior Notes

On December 3, 2010, the Company completed a private offering of $275 million aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). Interest on the 7.625% Senior Notes is payable semi-annually on June 1 and December 1 (the first payment was made on June 1, 2011). The Company used the net proceeds from the sale of the 7.625% Senior Notes (plus cash on hand) in connection with the repurchase of approximately $141.9 million aggregate principal amount of the former 11.375% Senior Secured Notes and approximately $98.5 million aggregate principal amount of the former 9.5% Senior Subordinated Notes, pursuant to a tender offer the Company conducted.

The 7.625% Senior Notes are guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. The Company may redeem some or all of these notes at any time prior to December 1, 2014, at a redemption price equal to 100% of the principal amount plus a make-whole premium. Prior to December 1, 2014, the Company may redeem up to 10% of the aggregate principal amount of the 7.625% Senior Notes per 12-month period at a redemption price equal to 103% of the principal amount of the notes redeemed, plus accrued and unpaid interest. In addition, the notes will become redeemable for cash after December 1, 2014 at the Company’s option, in whole or in part, initially at a redemption price equal to 103.813% of the principal amount, declining to 100% of the principal amount on December 1, 2016, plus accrued interest thereon to the date fixed for redemption.

In November 2013, the Company redeemed $27.5 million aggregate principal amount of these notes at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date. As of December 29, 2013, and December 30, 2012, the balance of the 7.625% Senior Notes outstanding was $247.5 million and $275 million, respectively. The estimated fair value of the 7.625% Senior Notes as of December 29, 2013, and December 30, 2012, based on then current market prices, was $265.8 million and $295.6 million, respectively.

11.375% Senior Secured Notes

On June 5, 2009, the Company completed a private offering of $150 million aggregate principal amount of 11.375% Senior Secured Notes due 2013. Interest on the 11.375% Senior Secured Notes was payable semi-annually on May 1 and November 1 (the first payment was made on November 1, 2009). The 11.375% Senior Secured Notes were guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s domestic subsidiaries. The 11.375% Senior Secured Notes were secured by a second-priority lien on substantially all of the Company’s and certain of the Company’s domestic subsidiaries’ assets that secure the Company’s Syndicated Credit Facility on a first-priority basis.

As of December 30, 2012, the balance of the 11.375% Senior Secured Notes outstanding, net of the remaining unamortized original issue discount, was approximately $8.1 million. The estimated fair value of the 11.375% Senior Secured Notes as of December 30, 2012, based on then current market prices, was $8.1 million. The Company repaid the $8.1 million balance of these notes at maturity in November 2013.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $6.0 million of other lines of credit available at interest rates ranging from 4% to 6%. As of December 29, 2013, and December 30, 2012, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

Deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, net of accumulated amortization, were $5.0 million and $5.4 million, as of December 29, 2013, and December 30, 2012, respectively. The Company amortizes these costs over the life of the related debt. Expenses related to such costs for the years 2013, 2012 and 2011 amounted to $2.0 million, $1.2 million and $1.4 million, respectively. The expense for the year 2013 includes $0.8 million of expense related to the write-down of debt costs associated with note repurchases and the termination of our former $100 million domestic revolving credit facility.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2013, are as follows:

FISCAL YEAR	AMOUNT
(in thousands)
2014	$0
2015	0
2016	0
2017	0
2018	273,826
Thereafter	0
$273,826

PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 29, 2013, and December 30, 2012, there were no shares of preferred stock issued.

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

The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid dividends totaling $0.11 per share during 2013, $0.09 per share during 2012, and $0.08 per share during 2011, to each share of Common Stock. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its primary revolving credit facility and in the indenture for its public indebtedness, each of which specify conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders equity for the years 2013, 2012 and 2011.

	CLASS A SHARES	CLASS A AMOUNT	CLASS B SHARES	CLASS B AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at January 2, 2011	57,311	$5,729	7,145	$716	$349,662	$(49,770)	$(31,196)	$(26,269)
Net income	0	0	0	0	0	38,721	0	0
Conversion of common stock	593	59	(593)	(59)	0	0	0	0
Stock issuances under employee plans	502	50	0	0	210	0	0	0
Other issuances of common stock	0	0	527	53	11,336	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	0	0	(11,402)	0	0	0
Cash dividends paid	0	0	0	0	0	(5,231)	0	0
Forfeitures and compensation expense related to stock awards	0	0	0	0	11,594	0	0	0
Pension liability adjustment	0	0	0	0	0	0	(5,066)	0
Foreign currency translation adjustment	0	0	0	0	0	0	0	(7,614)
Other	0	0	0	0	0	(484)	0	0
Balance, at January 1, 2012	58,406	$5,839	7,078	$709	$361,400	$(16,764)	$(36,262)	$(33,883)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at January 1, 2012	65,484	$6,548	$361,400	$(16,764)	$(36,262)	$(33,883)
Net income	0	0	0	5,943	0	0
Stock issuances under employee option plans	160	16	2,030	0	0	0
Other issuances of common stock	573	58	7,564	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(7,610)	0	0	0
Cash dividends paid	0	0	0	(5,925)	0	0
Forfeitures and compensation expense related to stock awards	(155)	(16)	3,293	0	0	0
Pension liability adjustment	0	0	0	0	771	0
Foreign currency translation adjustment	0	0	0	0	0	8,539
Other	0	0	0	0	0	0
Balance, at December 30, 2012	66,062	$6,606	$366,677	$(16,746)	$(35,491)	$(25,344)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 30, 2012	66,062	$6,606	$366,677	$(16,746)	$(35,491)	$(25,344)
Net income	0	0	0	48,255	0	0
Stock issuances under employee option plans	201	20	1,814	0	0	0
Other issuances of common stock	670	67	10,805	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(10,872)	0	0	0
Cash dividends paid	0	0	0	(7,283)	0	0
Forfeitures and compensation expense related to stock awards	(622)	(62)	6,173	0	0	0
Pension liability adjustment	0	0	0	0	1,409	0
Foreign currency translation adjustment	0	0	0	0	0	(5,241)
Other	0	0	0	0	0	0
Balance, at December 29, 2013	66,311	$6,631	$374,597	$24,226	$(34,082)	$(30,585)

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

The Company recognized stock option compensation expense of $0.1 million in 2013, $0.5 million in 2012 and $0.8 million in 2011. The remaining unrecognized compensation cost related to unvested awards at December 29, 2013, approximated $0.1 million, and the weighted average period of time over which this cost will be recognized is approximately one year. The expense for stock options is included in selling, general and administrative expense on the Company’s consolidated statements of operations, as none of these stock options have been issued to production personnel.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants issued in 2011 (there were no stock options granted in 2013 or 2012):

FISCAL YEAR
2011
Risk free interest rate	0.9%
Expected option life (years)	5.75
Expected volatility	65%
Expected dividend yield	0.5%

The weighted average fair value of stock options (as of grant date) granted during 2011 was $7.37 per share.

The following table summarizes stock options outstanding as of December 29, 2013, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2012	393,500	$8.49
Granted	0	0
Exercised	201,000	9.09
Forfeited or cancelled	8,500	2.71
Outstanding at December 29, 2013 (a)	184,000	$8.18

Exercisable at December 29, 2013 (b)	184,000	$8.18

(a) At December 29, 2013, the weighted-average remaining contractual life of options outstanding was 5.8 years.

(b) At December 29, 2013, the weighted-average remaining contractual life of options exercisable was 5.8 years.

At December 29, 2013, the aggregate intrinsic values of in-the-money options outstanding and options exercisable were $2.5 million and $2.5 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The intrinsic value of stock options exercised in 2013, 2012 and 2011 was $1.9 million, $0.9 million and $6.0 million, respectively. The cash proceeds related to stock options exercised in 2013, 2012 and 2011 were $1.9 million, $1.5 million, and $2.7 million, respectively.

The tax benefit recognized with respect to stock options during the years 2013, 2012 and 2011 was not significant.

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 29, 2013	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 29, 2013	Weighted Average Exercise Price

$1.49	–	4.00	7,500	5.1	$1.49	7,500	$1.49
4.01	–	7.00	77,500	5.0	4.31	77,500	4.31
7.01	–	12.00	20,000	5.8	7.78	20,000	7.78
12.01	–	14.00	79,000	6.6	12.47	79,000	12.47
			184,000	5.8	$8.18	184,000	$8.18

Restricted Stock Awards

During fiscal years 2013, 2012 and 2011, the Company granted restricted stock awards totaling 670,000, 573,000 and 668,000 shares, respectively, of Common Stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $7.9 million, $3.3 million and $10.1 million for 2013, 2012 and 2011, respectively. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical data regarding actual forfeitures as well as an estimate of future expected forfeitures under our restricted stock grants.

The following table summarizes restricted stock activity as of December 29, 2013, and during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2012	1,973,500	$14.79
Granted	670,000	16.23
Vested	420,000	14.68
Forfeited or cancelled	516,000	14.00
Outstanding at December 29, 2013	1,707,500	$15.62

As of December 29, 2013, the unrecognized total compensation cost related to unvested restricted stock was $10.9 million. That cost is expected to be recognized by the end of 2019.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

The tax benefit recognized with respect to restricted stock during the years 2013, 2012 and 2011 was $3.0 million, $0.7 million, and $2.8 million, respectively.

INCOME (LOSS) PER SHARE

The Company computes basic earnings (loss) per share (“EPS”) by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss), by the weighted average common shares outstanding, including participating securities outstanding, during the period as depicted below. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings. Income attributable to non-controlling interest is included in the computation of basic and diluted earnings per share, where applicable.

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

	Fiscal Year
	2013	2012	2011
Earnings per share from continuing operations:
Basic earnings per share
Distributed earnings	$0.11	$0.09	$0.08
Undistributed earnings	0.62	0.26	0.51
	$0.73	$0.35	$0.59

Diluted earnings per share
Distributed earnings	$0.11	$0.09	$0.08
Undistributed earnings	0.62	0.26	0.50
	$0.73	$0.35	$0.58

Earnings (Loss) per share from discontinued operations:

Basic earnings (loss) per share
Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	0.00	(0.26)	0.01

Diluted earnings (loss) per share
Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	0.00	(0.26)	0.01

Basic earnings per share	$0.73	$0.09	$0.59
Diluted earnings per share	$0.73	$0.09	$0.59

The following table presents income from continuing operations and net income that was attributable to participating securities:

	Fiscal Year

	2013	2012	2011
	(in millions)
Income from continuing operations	$1.2	$0.7	$1.0
Net income	1.2	0.2	1.0

The weighted average shares for basic and diluted EPS were as follows:

	Fiscal Year

	2013	2012	2011
	(in thousands)
Weighted Average Shares Outstanding	64,486	63,793	63,542
Participating Securities	1,708	1,974	1,749
Shares for Basic Earnings Per Share	66,194	65,767	65,291
Dilutive Effect of Stock Options	103	133	195
Shares for Diluted Earnings Per Share	66,297	65,900	65,486

In 2012 and 2011, certain outstanding stock options were not included in the determination of diluted EPS as their impact would be anti-dilutive. The following table shows the shares excluded from the diluted EPS calculation for those years.

	Fiscal Year

	2012	2011
	(in thousands)
Options excluded	191	249

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2012	Costs Incurred in 2013	Balance at Dec. 29, 2013
	(in thousands)
Workforce Reduction	$8,465	$5,205	$3,174	$86
Fixed Asset Impairment	9,364	9,364	0	0
Other Related Exit Costs	1,596	1,168	295	133

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred In 2011	Costs Incurred In 2012	Costs Incurred In 2013	Balance at December 29, 2013
	(in thousands)
Workforce reduction	$4,979	$867	$3,450	$362	$300
Fixed asset impairment	776	776	0	0	0

TAXES ON INCOME

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR
	2013	2012	2011
	(in thousands)
Current expense/(benefit):
Federal	$473	$(134)	$316
Foreign	2,605	5,319	11,123
State	627	602	922

	3,705	5,787	12,361
Deferred expense/(benefit):
Federal	3,246	1,928	6,204
Foreign	8,692	17	2,304
State	5,106	(1,692)	14

	17,044	253	8,522

	$20,749	$6,040	$20,883

Income tax expense (benefit) is included in the accompanying consolidated statements of operations as follows:

	FISCAL YEAR
	2013	2012	2011
	(in thousands)
Continuing operations	$20,749	$15,204	$20,640
Income (loss) from discontinued operations	0	(9,164)	243

	$20,749	$6,040	$20,883

Income from continuing operations before taxes on income consisted of the following:

	FISCAL YEAR
	2013	2012	2011
	(in thousands)
U.S. operations	$21,292	$27,332	$15,592
Foreign operations	47,712	10,771	43,318

	$69,004	$38,103	$58,910

Deferred income taxes for the years ended December 29, 2013, and December 30, 2012, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 29, 2013, the Company had approximately $141.3 million in federal net operating loss carryforwards with expiration dates through 2032, of which $27.6 million is from share-based payment awards. In accordance with applicable accounting standards, a financial statement benefit has not been recorded for the net operating loss related to the share-based payment awards. The Company’s foreign subsidiaries had approximately $2.0 million in net operating losses available for an unlimited carryforward period. The Company expects to utilize all of its federal and foreign carryforwards prior to their expiration. The Company had approximately $193 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2033. The Company had provided a valuation allowance against $146.9 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $168.0 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2013		2012
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(in thousands)
Basis differences of property and equipment	$0	$17,282	$0	$9,985
Basis difference of intangible assets	0	440	0	426
Foreign currency	0	2,755	0	3,252
Net operating loss carryforwards	51,767	0	55,322	0
Valuation allowances on net operating loss carryforwards	(9,577)	0	(4,603)	0
Federal tax credits	4,472	0	3,164	0
Deferred compensation	20,743	0	18,633	0
Basis difference of prepaids, accruals and reserves	7,269	0	10,725	0
Pensions	0	774	499	0
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	0	1,704	0	4,810
Basis difference of other assets and liabilities	0	569	521	0

	$74,674	$23,524	$84,261	$18,473

Deferred tax assets and liabilities are included in the accompanying balance sheets as follows:

	FISCAL YEAR
	2013	2012
	(in thousands)
Deferred income taxes (current asset)	$10,232	$10,271
Deferred tax asset (non-current asset)	55,967	62,856
Deferred income taxes (non-current liabilities)	(15,049)	(7,339)
	$51,150	$65,788

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at December 29, 2013.

The Company’s effective tax rate from continuing operations was 30.1%, 39.9% and 35.0% for fiscal years 2013, 2012 and 2011, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 35% to the Company’s actual income tax expense:

	FISCAL YEAR
	2013	2012	2011
	(in thousands)
Income taxes at U.S federal statutory rate	$24,151	$13,336	$20,619
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	496	1,116	940
Non-deductible business expenses	601	1,009	373
Non-deductible employee compensation	409	469	587
Tax effects of Company owned life insurance	(1,117)	(448)	283
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	562	321	774
Foreign and U.S. tax effects attributable to foreign operations	(3,958)	(1,174)	(2,115)
Valuation allowance effect – State NOL	3,232	(187)	(333)
Non-deductible reserve against capital asset	(218)	1,188	0
Advance pricing agreements with tax authorities	(2,492)	0	0
Federal tax credits	(595)	(891)	0
Other	(322)	465	(488)
Income tax expense	$20,749	$15,204	$20,640

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. as determination of the amount of unrecognized deferred U.S. income tax liability related to the indefinitely reinvested earnings is not practicable because of the complexities associated with its hypothetical calculation. At December 29, 2013, approximately $276 million of undistributed earnings of the Company’s foreign subsidiaries are deemed to be indefinitely reinvested outside of the U.S., on which withholding taxes of approximately $4.8 million would be payable upon remittance.

At December 29, 2013, the Company has provided for approximately $1.4 million in U.S. federal income taxes and approximately $0.2 million in foreign withholding taxes on approximately $4.2 million of undistributed earnings from foreign subsidiaries that are not deemed to be indefinitely reinvested outside of the U.S.

As of December 29, 2013 and December 30, 2012, the Company had $27.4 million and $25.2 million, respectively, of unrecognized tax benefits. If the $27.4 million of unrecognized tax benefits as of December 29, 2013 are recognized, there would be a favorable impact on the Company’s effective tax rate in future periods. If the unrecognized tax benefits are not favorably settled, $5.6 million of the total amount of unrecognized tax benefits would require the use of cash in future periods.

The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of December 29, 2013, the Company had accrued interest and penalties of $1.0 million, which is included in the total unrecognized tax benefit noted above.

The Company’s federal income tax returns are subject to examination for the years 2003 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2008 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2003 to the present.

During 2013, the Company executed advance pricing agreements (“APA”) with the Canadian tax authorities (“CRA”) and the Internal Revenue Service (“IRS”), for tax years 2006 through 2011, with respect to certain intercompany transactions (“Covered Transactions”) between Interface, Inc. (including its U.S. subsidiaries) and its Canadian subsidiary, InterfaceFLOR Canada, Inc. The Covered Transactions include intercompany buy-sale distribution, contract manufacturing, provision of management services, and licensing intangibles.

The APAs encompass the final resolution resulting from the bilateral negotiations between the CRA and the IRS under the Canada-U.S. bilateral advance pricing agreement program (“BAPA”), which the Company was accepted into during 2008, with respect to the Covered Transactions for tax years 2006 through 2011.

During 2013, the Company recognized tax benefits of $1.9 million relating to the final resolution of the BAPA and a reduction of $0.6 million in federal income taxes and foreign withholding taxes previously provided on undistributed earnings, from its Canadian subsidiary, that were not deemed to be indefinitely reinvested outside the U.S.

Management believes changes to our unrecognized tax benefits that are reasonably possible in the next 12 months will not have a significant impact on our financial positions or results of operations.  The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	FISCAL YEAR
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$25,186	$7,736	$8,159
Increases related to tax positions taken during the current year	911	18,118	693
Increases related to tax positions taken during the prior years	3,938	150	250
Decreases related to tax positions taken during the prior years	(9)	(519)	(1,237)
Decreases related to settlements with taxing authorities	(1,928)	0	0
Decreases related to lapse of applicable statute of limitations	(397)	(300)	0
Changes due to foreign currency translation	(340)	1	(129)
Balance at end of year	$27,361	$25,186	$7,736

DISCONTINUED OPERATIONS

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

Summary operating results for the discontinued operations are as follows:

	FISCAL YEAR
	2013	2012	2011
	(in thousands)
Net sales	$0	$57,017	$104,006
Income (loss) on operations before taxes	0	(26,120)	694
Taxes on income (benefit)	0	(9,164)	243
Income (loss) on operations, net of tax	0	(16,956)	451

Loss from discontinued operations, net of tax, for 2012 was comprised of the following after-tax amounts: (1) $8.6 million of loss on disposal; (2) $5.9 million of costs to sell the operations; and (3) $2.5 million of non-disposal loss from the discontinued operations.

There were no assets and liabilities, including reserves, related to discontinued operations that were held for sale as of December 29, 2013 or December 30, 2012.

COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At December 29, 2013, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(in thousands)
2014	$20,635
2015	14,742
2016	10,645
2017	7,772
2018	5,493
Thereafter	15,430

Rental expense amounted to approximately $24.5 million, $22.8 million and $21.7 million, for the years 2013, 2012 and 2011, respectively. This excludes rental expenses of approximately $2.6 million and $3.2 million for the years 2012 and 2011, respectively, related to discontinued operations.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $2.6 million, $2.4 million and $2.1 million for the years 2013, 2012 and 2011, respectively, for continuing operations. No discretionary contributions were made in 2013, 2012 or 2011.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $22.5 million at December 29, 2013. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values.

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $1.0 million, $0.8 million and $0.3 million for the years 2013, 2012 and 2011, respectively. Plan assets are primarily invested in equity and fixed income securities. The Company uses a year-end measurement date for the plans. As of December 29, 2013, for the European plans, the Company had a net asset recorded of $2.6 million, an amount equal to their overfunded status, and has recorded in Other Comprehensive Income an amount equal to $31.5 million (net of taxes) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards

	FISCAL YEAR
	2013	2012
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$243,649	$216,721
Service cost	804	505
Interest cost	9,610	10,212
Benefits and expenses paid	(10,820)	(9,969)
Actuarial loss (gain)	2,312	17,538
Member contributions	331	296
Currency translation adjustment	5,295	8,346

Benefit obligation, end of year	$251,181	$243,649

	FISCAL YEAR
	2013	2012
	(in thousands)
Change in plan assets
Plan assets, beginning of year	$241,027	$206,402
Actual return on assets	12,761	31,204
Company contributions	5,195	5,248
Member contributions	0	0
Benefits paid	(10,807)	(9,704)
Currency translation adjustment	5,585	7,877

Plan assets, end of year	$253,761	$241,027

Reconciliation to balance sheet
Funded status [benefit asset/(liability)]	$2,580	$(2,622)

Net amount recognized	$2,580	$(2,622)

Amounts recognized in accumulated other comprehensive income (after tax)
Unrecognized actuarial loss	$31,302	$30,711
Unamortized prior service costs	152	774
Total amount recognized	$31,454	$31,485

The above disclosure represents the aggregation of information related to the Company’s two defined benefit plans which cover many of its European employees. As of December 29, 2013, and December 30, 2012, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had an accumulated benefit obligation in excess of the plan assets. The other plan, which covers certain employees in Europe (the “Europe Plan”), had assets in excess of the accumulated benefit obligation. The following table summarizes this information as of December 29, 2013, and December 30, 2012.

	2013	2012
UK Plan	(in thousands)
Projected Benefit Obligation	$176,909	$171,381
Accumulated Benefit Obligation	176,909	171,381
Plan Assets	174,039	162,998

Europe Plan
Projected Benefit Obligation	$74,272	$72,267
Accumulated Benefit Obligation	71,297	69,472
Plan Assets	79,772	78,029

	FISCAL YEAR
	2013	2012	2011
	(in thousands)
Components of net periodic benefit cost
Service cost	$804	$505	$492
Interest cost	9,610	10,212	11,194
Expected return on plan assets	(10,150)	(11,203)	(11,966)
Amortization of prior service cost	89	86	0
Recognized net actuarial (gains)/losses	684	1,189	602

Net periodic benefit cost	$1,037	$789	$322

For 2014, it is estimated that approximately $0.7 million of expenses related to the amortization of unrecognized items will be included in the net periodic benefit cost. During 2013, other comprehensive income was impacted by approximately $0.2 million comprised of actuarial loss of approximately $0.3 million and amortization of $0.5 million.

	FISCAL YEAR
	2013	2012	2011
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.0%	4.7%	5.3%
Expected return on plan assets	4.7%	5.7%	5.9%
Rate of compensation	2.0%	2.0%	2.0%
Weighted average assumptions used to determine benefit obligations
Discount rate	4.25%	4.0%	4.7%
Rate of compensation	2.0%	2.0%	2.0%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The Company’s foreign defined benefit plans’ fair value of plan assets were in excess of the accumulated benefit obligation. The projected benefit obligations, accumulated benefit obligations and fair value of these plan assets are as follows:

	FISCAL YEAR
	2013	2012
	(in thousands)
Projected benefit obligation	$251,181	$243,649
Accumulated benefit obligations	248,206	240,853
Fair value of plan assets	253,761	241,027

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at December 29, 2013, or December 30, 2012.

The Company’s actual weighted average asset allocations for 2013 and 2012, and the targeted asset allocation for 2014, of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR
	2014			2013	2012
	Target Allocation			Percentage of Plan Assets at Year End
Asset Category:
Equity Securities	55%	-	65%	65%	68%
Debt Securities	30%	-	40%	32%	28%
Other	0%	-	5%	3%	4%

		100%		100%	100%

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
● quoted prices for similar assets in active markets;
● quoted prices for identical or similar assets in inactive markets;
● inputs other than quoted prices that are observable for the asset; and
● inputs that are derived principally or corroborated by observable data by correlation or other means.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of December 29, 2013 and December 30, 2012. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Pension Plan Assets by Category as of December 29, 2013
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$79,722	$167,397	$247,119
Level 2	0	0	0
Level 3	0	6,642	6,642
Total	$79,722	$174,039	$253,761

	Pension Plan Assets by Category as of December 30, 2012
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$78,029	$153,847	$231,876
Level 2	0	0	0
Level 3	0	9,151	9,151
Total	$78,029	$162,998	$241,027

The assets identified as level 3 above relate to insured annuities held by the UK Plan. The fair value of these assets was calculated using the present value of the future pension payments due under the insurance policies. The table below indicates the change in value related to these level 3 assets during 2013:

(in thousands)
Balance of level 3 assets, beginning of year	$9,151
Interest cost	372
Benefits paid	(895)
Actuarial gain	(2,018)
Translation adjustment	32
Ending Balance of level 3 assets	$6,642

During 2014, the Company expects to contribute $5.5 million to the plan trust and $10.2 million in the form of direct benefit payments for its foreign defined benefit plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)

2014	$10,200
2015	10,407
2016	10,625
2017	10,917
2018	11,361
2019-2023	58,411

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

	FISCAL YEAR
	2013	2012
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$21,923	$19,308
Service cost	534	452
Interest cost	997	1,014
Benefits paid	(847)	(847)
Actuarial loss (gain)	(1,660)	1,996

Benefit obligation, end of year	$20,947	$21,923

The amounts recognized in the consolidated balance sheets are as follows:

	2013	2012
	(in thousands)
Current liabilities	$848	$847
Non-current liabilities	20,099	21,076
	$20,947	$21,923

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	2013	2012
	(in thousands)
Unrecognized actuarial loss	$2,614	$3,963
Unrecognized transition asset	0	0
Unamortized prior service cost	14	43
	$2,628	$4,006

The accumulated benefit obligation related to the SCP was $17.6 million and $18.1 million as of December 29, 2013, and December 30, 2012, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	2013	2012	2011
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost
Discount rate	4.0%	4.75%	5.5%
Rate of compensation	4.0%	4.0%	4.0%

Assumptions used to determine benefit obligations
Discount rate	4.5%	4.0%	4.75%
Rate of compensation	4.0%	4.0%	4.0%

Components of net periodic benefit cost
Service cost	$534	$452	$393
Interest cost	997	1,014	1,138
Amortizations	489	316	637

Net periodic benefit cost	$2,020	$1,782	$2,168

The changes in other comprehensive income during 2013 related to this Plan were approximately $1.3 million, after tax, primarily comprised of a net gain during the period of $1.0 million.

For 2014, the Company estimates that approximately $0.2 million of expenses, after tax, related to the amortization of unrecognized items will be included in net periodic benefit cost for the SCP.

During 2013, the Company contributed $0.8 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)
2014	$847
2015	847
2016	847
2017	847
2018	847
2019-2023	7,905

FIRE AT AUSTRALIAN MANUFACTURING FACILITY

In July 2012, a fire occurred at the Company’s manufacturing facility in Picton, Australia, causing extensive damage and rendering the facility inoperable. As a result of the fire, in 2012, the Company recorded a charge of approximately $22.3 million for impairment of fixed assets, and incurred approximately $21.3 million of excess production costs as the Company utilized its other manufacturing facilities to service customers in Australia and New Zealand. Each of these amounts for impairment of fixed assets and excess production costs previously were recorded as a receivable on the Company’s balance sheet, because they were subject to a claim for reimbursement under the Company’s insurance policy. In 2012, the Company received $20.7 million in reimbursement from its insurance company related to the fire. Following the receipt of those proceeds, as of the end of 2012, the Company had an insurance recovery receivable on the fire claim of approximately $22.9 million. This amount was included in the “Prepaid expenses and other current assets” line of the Company’s consolidated balance sheet.

In addition to the excess production costs described above, in 2012 the Company incurred approximately $1.7 million of costs related to the fire that were non-production related and were not the subject of a claim under the Company’s insurance policy. As a result, this amount was included in the determination of operating income as shown in the line item “Expenses related to Australia fire” in the Company’s consolidated condensed statement of operations.

In 2013, the Company recorded further impairment of fixed assets of $2.7 million and excess production costs of $23.4 million related to the fire. (Thus, the aggregate of the amounts for impairment of fixed assets and excess production costs recorded during 2012 and 2013 totaled $69.7 million). In the first nine months of 2013, the Company received $33.7 million of further reimbursements related to the fire insurance claim, and in the fourth quarter of 2013, the Company received a final settlement payment of $22.3 million from its insurance company. (Thus, the aggregate cash insurance proceeds received during 2012 and 2013 totaled $76.7 million.)

At the time of the final insurance settlement payment, the amount of proceeds received exceeded the amount that the Company had recorded as a receivable. (Certain amounts claimed with the insurance company had not been recorded in the Company’s financial statements, in accordance with applicable accounting standards.) Accordingly, the amount of reimbursement received in excess of the insurance receivable, approximately $7.0 million, was recorded as a gain during 2013 in the consolidated statement of operations. There was no insurance recovery receivable as of the end of 2013, and the Company does not expect to incur any additional fire related expenses or record any additional fire related recoveries from the insurer.

As described in Items 1 and 7 of this report, the Company’s new manufacturing facility in Minto, Australia commenced operations in January 2014.

ENTERPRISE-WIDE DISCLOSURES

Based on applicable accounting standards, the Company has determined that it has three operating segments – namely, the Americas, Europe and Asia-Pacific geographic regions. Pursuant to accounting standards, the Company has aggregated the three operating segments into one reporting segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment. In August 2012, the Company sold its Bentley Prince Street business segment. Accordingly the Company has included the operations of the former Bentley Prince Street segment in discontinued operations, where applicable.

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2013, 2012 and 2011 were approximately 52%, 55% and 58%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. With the exception of the United States (and Australia in 2011), no one country represented more than 10% of the Company’s net sales. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	FISCAL YEAR
	2013	2012	2011
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$458,585	$421,355	$400,569
United Kingdom	75,076	83,373	83,401
Australia	78,569	87,115	105,871
Other foreign countries	347,759	340,177	363,204

Net sales	$959,989	$932,020	$953,045

LONG-LIVED ASSETS(2)
United States	$85,518	$78,661
United Kingdom	16,541	10,093
Netherlands	35,619	33,122
Australia	60,199	11,895
China	16,281	15,589
Other foreign countries	16,687	16,365

Total long-lived assets	$230,845	$165,725

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

	FISCAL YEAR 2013
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER(1)
	(in thousands, except per share data)
Net sales	$210,369	$243,483	$254,448	$251,689
Gross profit	71,252	86,233	91,753	91,871
Net income	6,997	10,965	14,957	15,336

Basic income per share	$0.11	$0.17	$0.23	$0.23

Diluted income per share:	$0.11	$0.17	$0.23	$0.23

Share prices
High	$19.96	$19.86	$20.30	$21.74
Low	15.76	15.13	16.73	18.54

(1)    The fourth quarter of 2013 includes a gain of $7.0 million related to final settlement of the Company’s fire insurance claim in Australia. The fourth quarter of 2013 also includes $1.7 million of expenses related to debt retirement.

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

ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During 2013, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The only reclassifications that occurred in that period were comprised of $1.3 million related to the Company’s defined retirement benefit plans and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated statement of operations.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The “guarantor subsidiaries,” which consist of the Company’s principal domestic subsidiaries (all of which are 100% owned by us), are guarantors of the Company’s 7.625% Senior Notes due 2018. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

STATEMENT OF OPERATIONS FOR YEAR 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)

Net sales	$638,338	$474,601	$0	$(152,950)	$959,989
Cost of sales	465,369	306,461	0	(152,950)	618,880

Gross profit on sales	172,969	168,140	0	0	341,109
Selling, general and administrative expenses	105,225	117,543	29,665	0	252,433
Gain related to Australia fire	0	(6,954)	0	0	(6,954)

Operating income (loss)	67,744	57,551	(29,665)	0	95,630

Interest/other expense	28,343	10,068	(11,785)	0	26,626
Income (loss) before taxes on income and equity in income of subsidiaries	39,401	47,483	(17,880)	0	69,004
Income tax expense (benefit)	10,882	14,055	(4,188)	0	20,749
Equity in income (loss) of subsidiaries	0	0	61,947	(61,947)	0

Income (loss) from continuing operations	28,519	33,428	48,255	(61,947)	48,255
Income (loss) from discontinued operations, net of tax	0	0	0	0	0

Net income (loss)	$28,519	$33,428	$48,255	$(61,947)	$48,255

STATEMENT OF OPERATIONS FOR YEAR 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)

Net sales	$589,330	$487,947	$0	$(145,257)	$932,020
Cost of sales	433,949	326,149	0	(145,257)	614,841

Gross profit on sales	155,381	161,798	0	0	317,179
Selling, general and administrative expenses	94,266	117,922	19,170	0	231,358
Expenses related to Australia fire	0	1,677	71	0	1,748
Restructuring and asset impairment charges	1,143	18,032	250	0	19,425

Operating income (loss)	59,972	24,167	(19,491)	0	64,648

Interest/other expense	29,368	12,923	(15,746)	0	26,545
Income (loss) before taxes on income and equity in income of subsidiaries	30,604	11,244	(3,745)	0	38,103
Income tax expense (benefit)	10,512	5,613	(921)	0	15,204
Equity in income (loss) of subsidiaries	0	0	8,767	(8,767)	0

Income (loss) from continuing operations	20,092	5,631	5,943	(8,767)	22,899
Income (loss) from discontinued operations, net of tax	(16,956)	0	0	0	(16,956)

Net income (loss)	$3,136	$5,631	$5,943	$(8,767)	$5,943

STATEMENT OF OPERATIONS FOR YEAR 2011

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)

Net sales	$584,294	$538,616	$0	$(169,865)	$953,045
Cost of sales	437,063	351,105	0	(169,865)	618,303

Gross profit on sales	147,231	187,511	0	0	334,742
Selling, general and administrative expenses	89,874	127,128	26,285	0	243,287
Restructuring and asset impairment charges	609	5,061	85	0	5,755

Operating income (loss)	56,748	55,322	(26,370)	0	85,700

Interest/Other expense	28,453	14,754	(16,417)	0	26,790
Income (loss) before taxes on income and equity in income of subsidiaries	28,295	40,568	(9,953)	0	58,910
Income tax expense (benefit)	9,992	14,117	(3,469)	0	20,640
Equity in income (loss) of subsidiaries	0	0	45,205	(45,205)	0

Income (loss) from continuing operations	18,303	26,451	38,721	(45,205)	38,270
Income (loss) on discontinued operations, net of tax	1,106	(655)	0	0	451

Net income (loss)	$19,409	$25,796	$38,721	$(45,205)	$38,721

BALANCE SHEET AS OF DECEMBER 29, 2013

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,495	$52,714	$17,674	$0	$72,883
Accounts receivable	57,321	73,991	624	0	131,936
Inventories	70,988	78,655	0	0	149,643
Prepaids and deferred income taxes	4,040	26,218	3,385	0	33,643

Total current assets	134,844	231,578	21,683	0	388,105

Property and equipment less accumulated depreciation	82,888	145,106	2,851	0	230,845
Investment in subsidiaries	556,734	222,753	(102,498)	(676,989)	0
Goodwill	6,542	71,399	0	0	77,941
Other assets	4,393	8,574	108,282	0	121,249

Total assets	$785,401	$679,410	$30,318	$(676,989)	$818,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$27,034	$99,062	$4,091	$0	$130,187
Long term debt	0	26,326	0	0	26,326
Senior notes	0	0	247,500	0	247,500
Deferred income taxes	0	17,734	(2,685)	0	15,049
Other	6	10,306	47,979	0	58,291

Total liabilities	27,040	153,428	296,885	0	477,353

Shareholders’ equity
Common stock	94,145	102,199	6,631	(196,344)	6,631
Additional paid-in capital	249,302	12,525	374,597	(261,827)	374,597
Retained earnings (deficit)	417,376	464,769	(639,101)	(218,818)	24,226
Foreign currency translation adjustment	(2,462)	(22,057)	(6,066)	0	(30,585)
Pension liability	0	(31,454)	(2,628)	0	(34,082)

Total shareholders’ equity	$758,361	$525,982	$(266,567)	$(676,989)	$340,787

	$785,401	$679,410	$30,318	$(676,989)	$818,140

BALANCE SHEET AS OF DECEMBER 30, 2012

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,072	$36,186	$50,275	$0	$90,533
Accounts receivable	59,108	77,710	495	0	137,313
Inventories	64,134	77,042	0	0	141,176
Prepaids and deferred income taxes	4,274	43,979	13,376	0	61,629

Total current assets	131,588	234,917	64,146	0	430,651

Property and equipment less accumulated depreciation	75,692	86,760	3,273	0	165,725
Investment in subsidiaries	492,576	193,625	(149,980)	(536,221)	0
Goodwill	6,542	69,130	0	0	75,672
Other assets	1,911	9,190	106,218	0	117,319

Total assets	$708,309	$593,622	$23,657	$(536,221)	$789,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	$56,766	$77,912	$22,760	$0	$157,438
Senior notes	0	0	275,000	0	275,000
Deferred income taxes	0	10,815	(3,476)	0	7,339
Other	3	7,006	46,879	0	53,888

Total liabilities	56,769	95,733	341,163	0	493,665

Shareholders’ equity
Common stock	81,844	102,199	6,606	(184,043)	6,606
Additional paid-in capital	182,782	12,525	366,677	(195,307)	366,677
Retained earnings (deficit)	388,857	431,341	(680,073)	(156,871)	(16,746)
Foreign currency translation adjustment	(1,943)	(16,691)	(6,710)	0	(25,344)
Pension liability	0	(31,485)	(4,006)	0	(35,491)

Total shareholders’ equity	$651,540	$497,889	$(317,506)	$(536,221)	$295,702

	$708,309	$593,622	$23,657	$(536,221)	$789,367

STATEMENT OF CASH FLOWS FOR YEAR 2013

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by operating activities	$31,641	$33,836	$190	$1,791	$67,458

Cash flows from investing activities:
Purchase of plant and equipment	(20,526)	(71,200)	(125)	0	(91,851)
Cash received from insurance company	0	23,024	0	0	23,024
Other	(225)	4,714	(1,415)	0	3,074

Net cash used for investing activities	(20,751)	(43,462)	(1,540)	0	(65,753)

Cash flows from financing activities:
Borrowing of long term debt	0	26,326	0	0	26,326
Debt issuance costs	0	0	(1,308)	0	(1,308)
Premium paid to repurchase Senior Notes	0	0	(825)	0	(825)
Repurchase of Senior Notes	0	0	(35,610)	0	(35,610)
Other	(12,467)	2,364	11,894	(1,791)	0
Proceeds from issuance of common stock	0	0	1,881	0	1,881
Dividends paid	0	0	(7,283)	0	(7,283)

Net cash provided by (used for) financing activities	(12,467)	28,690	(31,251)	(1,791)	(16,819)
Effect of exchange rate change on cash	0	(2,536)	0	0	(2,536)

Net increase (decrease) in cash	(1,577)	16,528	(32,601)	0	(17,650)
Cash, at beginning of period	4,072	36,186	50,275	0	90,533

Cash, at end of period	$2,495	$52,714	$17,674	$0	$72,883

STATEMENT OF CASH FLOWS FOR YEAR 2012

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$50,653	$7,142	$(15,498)	$4,591	$46,888

Cash flows from investing activities:
Purchase of plant and equipment	(16,752)	(25,617)	(59)	0	(42,428)
Other	473	(286)	(2,816)	0	(2,629)

Net proceeds from sale of Bentley Prince Street	0	0	32,174	0	32,174
Cash received from insurance company	0	20,718	0	0	20,718
Net cash provided by (used for) investing activities	(16,279)	(5,185)	29,299	0	7,835

Cash flows from financing activities:
Repurchase of senior subordinated notes	0	0	(11,477)	0	(11,477)
Proceeds from issuance of common stock	0	0	1,496	0	1,496
Dividends paid	0	0	(5,925)	0	(5,925)
Other	(31,545)	(2,584)	38,720	(4,591)	0

Net cash provided by (used for) financing activities	(31,545)	(2,584)	22,814	(4,591)	(15,906)

Effect of exchange rate change on cash	153	939	0	0	1,092

Net increase (decrease) in cash	2,982	312	36,615	0	39,909
Cash, at beginning of year	1,090	35,874	13,660	0	50,624

Cash, at end of year	$4,072	$36,186	$50,275	$0	$90,533

STATEMENT OF CASH FLOWS FOR YEAR 2011

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(in thousands)
Net cash provided by (used for) operating activities	$(7,196)	$27,970	$5,113	$(1,523)	$24,364

Cash flows from investing activities:
Purchase of plant and equipment	(14,987)	(23,013)	(50)	0	(38,050)
Other	51	(1,080)	(537)	0	(1,566)

Net cash used for investing activities	(14,936)	(24,093)	(587)	0	(39,616)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	2,669	0	2,669
Dividends paid	0	0	(5,227)	0	(5,227)
Other	22,147	(838)	(23,857)	1,523	(1,025)

Net cash provided by (used for) financing activities	22,147	(838)	(26,415)	1,523	(3,583)

Effect of exchange rate change on cash	0	234	0	0	234

Net increase (decrease) in cash	15	3,273	(21,889)	0	(18,601)
Cash, at beginning of year	1,075	32,601	35,549	0	69,225

Cash, at end of year	$1,090	$35,874	$13,660	$0	$50,624

STATEMENT OF COMPREHENSIVE INCOME FOR YEAR 2013

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(in thousands)
Net Income	$28,519	$33,428	$48,255	$(61,947)	$48,255
Currency Translation Adjustment	(519)	(5,366)	644	0	(5,241)
Pension Liability Adjustment	0	31	1,378	0	1,409
Comprehensive Income (Loss)	$28,000	$28,093	$50,277	$(61,947)	$44,423

STATEMENT OF COMPREHENSIVE INCOME FOR YEAR 2012

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(in thousands)
Net Income	$3,136	$5,631	$5,943	$(8,767)	$5,943
Currency Translation Adjustment	(244)	8,438	345	0	8,539
Pension Liability Adjustment	0	1,779	(1,008)	0	771
Comprehensive Income (Loss)	$2,892	$15,848	$5,280	$(8,767)	$15,253

STATEMENT OF COMPREHENSIVE INCOME FOR YEAR 2011

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(in thousands)
Net Income	$19,409	$25,796	$38,721	$(45,205)	$38,721
Currency Translation Adjustment	(250)	(6,782)	(582)	0	(7,614)
Pension Liability Adjustment	0	(5,735)	669	0	(5,066)
Comprehensive Income (Loss)	$19,159	$13,279	$38,808	$(45,205)	$26,041

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. as of December 29, 2013 and December 30, 2012 and the related consolidated statements of operations and comprehensive income, and cash flows for each of the three years in the period ended December 29, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc. and Subsidiaries at December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interface, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

February 26, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

We have audited Interface, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interface, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Interface, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interface, Inc. and Subsidiaries as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations and comprehensive income, and cash flows for each of the three years in the period ended December 29, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

February 26, 2014

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (1992).” Based on that assessment, management concluded that, as of December 29, 2013, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2013 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

ITEM 11.        EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2013 fiscal year, is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2013 fiscal year, is incorporated herein by reference.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2013 fiscal year, is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2013 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income — fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012.

Consolidated Balance Sheets — December 29, 2013 and December 30, 2012.

Consolidated Statements of Cash Flows — fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012.

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

Indenture governing the Company’s 7.625% Senior Notes due 2018, dated as of December 3, 2010, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as Trustee (included as Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 7, 2010, previously filed with the Commission and incorporated herein by reference).

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

Interface, Inc. Nonqualified Savings Plan (as amended and restated effective January 1, 2002) (included as Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 30, 2001, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 20, 2002 (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 30, 2002 (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated as of May 8, 2003 (included as Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 28, 2003 (the “2003 10-K”), previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto, dated as of December 31, 2003 (included as Exhibit 10.7 to the 2003 10-K, previously filed with the Commission and incorporated herein by reference).*

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

10.13	—

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

Interface, Inc. Nonqualified Savings Plan II, as amended and restated effective January 1, 2009 (included as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 30, 2012 (the “2012 10-K”), previously filed with the Commission and incorporated herein by reference; First Amendment thereto, dated February 26, 2009 (included as Exhibit 10.19 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated December 9, 2009 (included as Exhibit 10.20 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated April 15, 2010 (included as Exhibit 10.21 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto, dated August 9, 2012 (included as Exhibit 10.22 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference).*

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

10.18	—

Security and Pledge Agreement, dated as of October 22, 2013, among Interface, Inc., certain subsidiaries of the Company as obligors, and Bank of America, N.A. as Administrative Agent (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on October 23, 2013, previously filed with the Commission and incorporated herein by reference).

21	—	Subsidiaries of the Company.
23	—	Consent of BDO USA, LLP.
24	—	Power of Attorney (see signature page of this Report).
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.
32.1	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

32.2	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

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

Report of Independent Registered Public Accounting Firm

Board and Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

The audits referred to in our report to Interface, Inc. and Subsidiaries, dated February 26, 2014, relating to the consolidated financial statements of Interface Inc., and subsidiaries, which is contained in Item 8 of this Form 10-K, also included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Atlanta, Georgia,

February 26, 2014

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
December 29, 2013	$8,818	$253	$0	$1,425	$7,646
December 30, 2012	8,920	1,338	0	1,440	8,818
January 1, 2012	9,631	1,454	0	2,165	8,920

______________

(A) Includes changes in foreign currency exchange rates.

(B) Write off of bad debt, and recovering of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS(B)	COLUMN D DEDUCTIONS (DESCRIBE) (C)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year Ended:
December 29, 2013	$4,350	$0	$0	$3,831	$519
December 30, 2012	4,112	18,927	9,364	9,325	4,350
January 1, 2012	521	5,755	776	1,388	4,112

______________

(A) Includes changes in foreign currency exchange rates.

(B) Reduction of asset carrying value.

(C) Cash payments.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Reserves for Sales Returns and Allowances:
Year ended:
December 29, 2013	$3,099	$1,360	$0	$888	$3,571
December 30, 2012	4,276	1,441	0	2,618	3,099
January 1, 2012	4,475	1,887	0	2,086	4,276

______________

(A) Includes changes in foreign currency exchange rates.

(B) Represents credits issued and adjustments to reflect actual exposure.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty Reserves :
Year ended:
December 29, 2013	$1,232	$446	$0	$314	$1,364
December 30, 2012	871	361	0	0	1,232
January 1, 2012	830	41	0	0	871

______________

(A) Includes changes in foreign currency exchange rates.

(B) Represents costs applied against reserve and adjustments to reflect actual exposure.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Inventory Reserves :
Year ended:
December 29, 2013	$12,946	$3,445	$0	$2,975	$13,416
December 30, 2012	10,366	4,252	$0	1,672	12,946
January 1, 2012	10,733	2,644	0	3,011	10,366

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

Date: February 26, 2014		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
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

Signature	Capacity	Date

/s/ DANIEL T. HENDRIX	Chairman of the Board, President, Chief	February 26, 2014
Daniel T. Hendrix	Executive Officer and Director (Principal
Executive Officer)

/s/ PATRICK C. LYNCH	Senior Vice President and Chief Financial Officer	February 26, 2014
Patrick C. Lynch	(Principal Financial and Accounting Officer)

/s/ JOHN P. BURKE	Director	February 26, 2014
John P. Burke

/s/ EDWARD C. CALLAWAY	Director	February 26, 2014
Edward C. Callaway

/s/ ANDREW B. COGAN	Director	February 26, 2014
Andrew B. Cogan

/s/ DIANNE DILLON-RIDGLEY	Director	February 26, 2014
Dianne Dillon-Ridgley

/s/ CARL I. GABLE	Director	February 26, 2014
Carl I. Gable

/s/ JUNE M. HENTON	Director	February 26, 2014
June M. Henton

/s/ CHRISTOPHER G. KENNEDY	Director	February 26, 2014
Christopher G. Kennedy

/s/ K. DAVID KOHLER	Director	February 26, 2014
K. David Kohler

/s/ JAMES B. MILLER, JR.	Director	February 26, 2014
James B. Miller, Jr.

/s/ HAROLD M. PAISNER	Director	February 26, 2014
Harold M. Paisner

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.
32.1

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

32.2

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

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