Form 10-Q
period 2014-03-30
INTERFACE INC
filed 2014-05-08
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Shares outstanding of each of the registrant's classes of common stock at May 3, 2014:

Class	Number of Shares
Common Stock, $.10 par value per share	66,470,505

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 30, 2014	DECEMBER 29, 2013
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$62,492	$72,883
Accounts Receivable, net	127,204	131,936
Inventories	170,507	149,643
Prepaid Expenses and Other Current Assets	23,854	23,411
Deferred Income Taxes	10,565	10,232
TOTAL CURRENT ASSETS	394,622	388,105

PROPERTY AND EQUIPMENT, less accumulated depreciation	235,406	230,845
DEFERRED TAX ASSET	33,669	34,162
GOODWILL	78,473	77,941
OTHER ASSETS	65,521	65,282
TOTAL ASSETS	$807,691	$796,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$54,497	$52,515
Accrued Expenses	76,267	77,672
TOTAL CURRENT LIABILITIES	130,764	130,187

SENIOR NOTES	247,500	247,500
LONG-TERM DEBT	30,907	26,326
DEFERRED INCOME TAXES	15,700	15,049
OTHER	36,265	36,486
TOTAL LIABILITIES	461,136	455,548

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,647	6,631
Additional Paid-In Capital	375,652	374,597
Retained Earnings	26,256	24,226
Accumulated Other Comprehensive Income (Loss) – Foreign Currency Translation Adjustment	(27,481)	(30,585)
Accumulated Other Comprehensive Income (Loss) – Pension Liability	(34,519)	(34,082)
TOTAL SHAREHOLDERS’ EQUITY	346,555	340,787
	$807,691	$796,335

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED

	MARCH 30, 2014	MARCH 31, 2013

NET SALES	$218,992	$210,369
Cost of Sales	144,306	139,117

GROSS PROFIT ON SALES	74,686	71,252
Selling, General and Administrative Expenses	62,659	57,258
OPERATING INCOME	12,027	13,994

Interest Expense	5,498	6,158
Other Expense (Income)	(26)	407

INCOME BEFORE INCOME TAX EXPENSE	6,555	7,429
Income Tax Expense	2,530	432

Net Income	$4,025	$6,997

Earnings Per Share – Basic	$0.06	$0.11

Earnings Per Share – Diluted	$0.06	$0.11

Common Shares Outstanding – Basic	66,471	66,116
Common Shares Outstanding – Diluted	66,572	66,274

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED

	MARCH 30, 2014	MARCH 31, 2013

Net Income	$4,025	$6,997
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	3,104	(6,159)
Other Comprehensive Income (Loss), Pension Liability Adjustment	(437)	1,885
Comprehensive Income	$6,692	$2,723

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED

	MARCH 30, 2014	MARCH 31, 2013
OPERATING ACTIVITIES:
Net income	$4,025	$6,997
Adjustments to reconcile income to cash used in operating activities:
Depreciation and amortization	6,662	6,159
Stock compensation amortization expense	2,150	554
Deferred income taxes and other	(146)	1,357
Working capital changes:
Accounts receivable	8,106	21,942
Inventories	(19,963)	(17,088)
Prepaid expenses	(52)	(10,300)
Accounts payable and accrued expenses	(3,342)	(18,618)

CASH USED IN OPERATING ACTIVITIES	(2,560)	(8,997)

INVESTING ACTIVITIES:
Capital expenditures	(9,062)	(14,883)
Other	(958)	(485)

CASH USED IN INVESTING ACTIVITIES	(10,020)	(15,368)

FINANCING ACTIVITIES:
Borrowing of long-term debt	4,140	0
Proceeds from issuance of common stock	105	868
Dividends paid	(1,995)	(1,654)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	2,250	(786)

Net cash used in operating, investing and financing activities	(10,330)	(25,151)
Effect of exchange rate changes on cash	(61)	(303)

CASH AND CASH EQUIVALENTS:
Net change during the period	(10,391)	(25,454)
Balance at beginning of period	72,883	90,533

Balance at end of period	$62,492	$65,079

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 29, 2013, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 29, 2013 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	March 30, 2014	December 29, 2013
	(In thousands)
Finished Goods	$113,314	$96,199
Work in Process	11,703	9,569
Raw Materials	45,490	43,875
	$170,507	$149,643

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

	Three Months Ended
	March 30, 2014	March 31, 2013
Earnings Per Share:

Basic Earnings Per Share:
Distributed Earnings	$0.03	$0.03
Undistributed Earnings	0.03	0.08
Total	$0.06	$0.11

Diluted Earnings Per Share:
Distributed Earnings	$0.03	$0.03
Undistributed Earnings	0.03	0.08
Total	$0.06	$0.11

Basic earnings per share	$0.06	$0.11
Diluted earnings per share	$0.06	$0.11

The following table presents net income that was attributable to participating securities.

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In millions)
Net Income	$0.1	$0.2

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Weighted Average Shares Outstanding	65,000	64,406
Participating Securities	1,471	1,710
Shares for Basic Earnings Per Share	66,471	66,116
Dilutive Effect of Stock Options	101	158
Shares for Diluted Earnings Per Share	66,572	66,274

For the three months ended March 30, 2014 and March 31, 2013, there were no options or participating securities excluded from the computation of diluted EPS.

NOTE 4 – LONG-TERM DEBT

7.625% Senior Notes

As of March 30, 2014 and March 31, 2013, the Company had outstanding $247.5 million and $275 million in 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”), respectively. The estimated fair value of the 7.625% Senior Notes as of March 30, 2014, and March 31, 2013, based on then current market prices, was $265.4 million and $297.0 million, respectively.

11.375% Senior Secured Notes

As of March 31, 2013, the Company had outstanding $8.1 million in 11.375% Senior Secured Notes due 2013 (the “11.375% Senior Secured Notes”). The estimated fair value of the 11.375% Senior Secured Notes as of March 31, 2013, based on then current market prices, was $8.1 million. The Company repaid the $8.1 million balance of these notes at maturity in November 2013.

Credit Facilities

On October 22, 2013, the Company entered into a Syndicated Facility Agreement among the Company, certain wholly-owned foreign subsidiaries of the Company as borrowers, certain subsidiaries of the Company as guarantors, Bank of America, N.A. as Administrative Agent, The Royal Bank of Scotland, as Syndication Agent, SunTrust Bank and Regions Bank, as Co-Documentation Agents, and the other lenders party thereto. Pursuant to the Syndicated Facility Agreement, the lenders provide to the Company and certain of its subsidiaries a multicurrency revolving credit facility (the “Syndicated Credit Facility”) of up to $200 million at any one time. The Company is currently in compliance with all covenants under the Syndicated Credit Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

As of March 30, 2014, the Company had $30.9 million of borrowings outstanding under the Syndicated Credit Facility with a weighted average interest rate of approximately 4.5%, and had $4.2 million in letters of credit outstanding under the Syndicated Credit Facility. As of March 30, 2014, the Company could have incurred $169.1 million of additional borrowings under the Syndicated Credit Facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $8.4 million of lines of credit available. As of March 30, 2014, there were no borrowings outstanding under these lines of credit.

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

During the first quarter of 2013, the Company recognized stock option compensation costs of $0.1 million. All outstanding stock options vested prior to the end of 2013, and therefore there was no first quarter 2014 stock option compensation expense.

There were no stock options granted during the first three months of fiscal years 2014 or 2013. The following table summarizes stock options outstanding as of March 30, 2014, as well as activity during the three months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 29, 2013	184,000	$8.18
Granted	0	0
Exercised	15,000	4.31
Forfeited or canceled	0	0
Outstanding at March 30, 2014	169,000	$8.51

Exercisable at March 30, 2014	169,000	$8.51

At March 30, 2014, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $1.9 million and $1.9 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first three months of 2014 and 2013 are provided in the following table:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Proceeds from stock options exercised	$105	$868
Intrinsic value of stock options exercised	$224	$581

Restricted Stock Awards

During the three months ended March 30, 2014, and March 31, 2013, the Company granted restricted stock awards for 487,500 and 584,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a two to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $2.2 million and $0.6 million for the three months ended March 30, 2014, and March 31, 2013, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of March 30, 2014, as well as activity during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2013	1,707,500	$15.62
Granted	487,500	21.28
Vested	522,000	16.28
Forfeited or canceled	202,500	17.02
Outstanding at March 30, 2014	1,470,500	$17.07

As of March 30, 2014, the unrecognized total compensation cost related to unvested restricted stock was $16.0 million. That cost is expected to be recognized by the end of 2019.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended March 30, 2014, and March 31, 2013, respectively:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	March 30, 2014	March 31, 2013
	(In thousands)
Service cost	$175	$211
Interest cost	2,515	2,390
Expected return on assets	(2,825)	(2,487)
Amortization of prior service costs	12	22
Recognized net actuarial (gains)/losses	153	243
Net periodic benefit cost	$30	$379

	Three Months Ended
Salary Continuation Plan (SCP)	March 30, 2014	March 31, 2013
	(In thousands)
Service cost	$125	$134
Interest cost	268	249
Amortization of prior service cost	6	12
Amortization of (gain)/loss	67	110
Net periodic benefit cost	$466	$505

NOTE 7 – SEGMENT INFORMATION

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

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $0.3 million and $0.3 million for the three month periods ended March 30, 2014, and March 31, 2013, respectively. Income tax payments amounted to $2.9 million and $1.6 million for the three month periods ended March 30, 2014, and March 31, 2013, respectively.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, or similar tax credit carryforward, exists. This standard clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The Company implemented this standard in the first quarter of 2014, which resulted in reductions of deferred tax asset (long-term) and long-term other liabilities of approximately $21.8 million each. Pursuant to this standard, the Company also adjusted its December 29, 2013 consolidated balance sheet, resulting in decreases in its deferred tax asset (long-term) and long-term other liabilities of approximately $21.8 million each.

.

NOTE 10 – INCOME TAXES

In the first quarter of 2013, the Company executed advance pricing agreements for tax years 2006 through 2011 with the Canada Revenue Agency and the U.S. Internal Revenue Service in relation to the U.S. bilateral advanced pricing agreement filed in 2008. As a result of executing the advance pricing agreements, the Company was able to reduce its liability for unrecognized tax benefits in the first quarter of 2013 by $2.0 million. This benefit was included in the “Income Tax Expense (Benefit)” line of the Company’s consolidated condensed statement of operations for the three months ended March 31, 2013.

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first three months of 2014, the Company increased its liability for unrecognized tax benefits by $0.1 million. As of March 30, 2014, the Company had accrued approximately $27.5 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of March 30, 2014 reflects a reduction for $21.8 million of these unrecognized tax benefits (see Note 9 for additional information).

NOTE 11 – FIRE AT AUSTRALIAN MANUFACTURING FACILITY

In July 2012, a fire occurred at the Company’s manufacturing facility in Picton, Australia, rendering the facility inoperable. In January 2014, the Company commenced operations at a new facility in Minto, Australia to service the Australia and New Zealand markets. For further information, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

NOTE 12 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first quarter of 2014, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.2 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

NOTE 13 – SUPPLEMENTAL CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Guarantor Subsidiaries, which consist of the Company’s principal domestic subsidiaries, are guarantors of the Company’s 7.625% Senior Notes due 2018. The Guarantor Subsidiaries are 100% owned by the Company, and these guarantees are full and unconditional. The Supplemental Guarantor Financial Statements are presented herein pursuant to requirements of the Commission.

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 30, 2014

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$135,949	$115,963	$0	$(32,920)	$218,992
Cost of sales	98,250	78,976	0	(32,920)	144,306
Gross profit on sales	37,699	36,987	0	0	74,686
Selling, general and administrative expenses	26,298	28,267	8,094	0	62,659
Operating income (loss)	11,401	8,720	(8,094)	0	12,027
Interest/Other expense	5,823	2,826	(3,177)	0	5,472
Income (loss) before taxes on income and equity in income of subsidiaries	5,578	5,894	(4,917)	0	6,555
Income tax expense (benefit)	2,153	2,275	(1,898)	0	2,530
Equity in income (loss) of subsidiaries	0	0	7,044	(7,044)	0
Net income (loss)	$3,425	$3,619	$4,025	$(7,044)	$4,025

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME FOR THE THREE MONTHS ENDED MARCH 30, 2014

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(In thousands)
Net Income (loss)	$3,425	$3,619	$4,025	$(7,044)	$4,025
Currency Translation Adjustment	72	2,909	123	0	3,104
Pension Liability Adjustment	0	(481)	44	0	(437)
Comprehensive Income (Loss)	$3,497	$6,047	$4,192	$(7,044)	$6,692

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 30, 2014

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,078	$37,197	$23,217	$0	$62,492
Accounts receivable	50,013	76,657	534	0	127,204
Inventories	82,088	88,419	0	0	170,507
Prepaids and deferred income taxes	5,762	24,089	4,568	0	34,419
Total current assets	139,941	226,362	28,319	0	394,622
Property and equipment less accumulated depreciation	85,577	146,920	2,909	0	235,406
Investment in subsidiaries	567,639	204,415	(88,021)	(684,033)	0
Goodwill	6,542	71,931	0	0	78,473
Other assets	1,314	11,022	86,854	0	99,190
	$801,013	$660,650	$30,061	$(684,033)	$807,691

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$39,139	$69,777	$21,848	$0	$130,764
Senior notes	0	0	247,500	0	247,500
Long term debt	0	30,907	0	0	30,907
Deferred income taxes	0	18,110	(2,410)	0	15,700
Other	16	9,827	26,422	0	36,265
Total liabilities	39,155	128,621	293,360	0	461,136

Redeemable preferred stock	0	0	0	0	0
Common stock	94,145	102,199	6,647	(196,344)	6,647
Additional paid-in capital	249,302	12,525	375,652	(261,827)	375,652
Retained earnings (deficit)	420,801	468,388	(637,071)	(225,862)	26,256
AOCI - Foreign currency translation adjustment	(2,390)	(19,148)	(5,943)	0	(27,481)
AOCI - Pension liability	0	(31,935)	(2,584)	0	(34,519)
	$801,013	$660,650	$30,061	$(684,033)	$807,691

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS

ENDED MARCH 30, 2014

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net cash provided by (used for) operating activities	$(13,928)	$3,719	$12,844	$(5,195)	$(2,560)
Cash flows from investing activities:
Purchase of plant and equipment	(6,205)	(8,075)	(195)	5,413	(9,062)
Other	142	(814)	(286)	0	(958)
Net cash provided by (used for) investing activities	(6,063)	(8,889)	(481)	5,413	(10,020)
Cash flows from financing activities:
Borrowing of long term debt	0	4,140	0	0	4,140
Other	19,574	(14,426)	(4,930)	(218)	0
Proceeds from issuance of common stock	0	0	105	0	105
Dividends paid	0	0	(1,995)	0	(1,995)
Net cash provided by (used for) financing activities	19,574	(10,286)	(6,820)	(218)	2,250
Effect of exchange rate change on cash	0	(61)	0	0	(61)
Net increase (decrease) in cash	(417)	(15,517)	5,543	0	(10,391)
Balance at beginning of period	2,495	52,714	17,674	0	72,883
Balance at end of period	$2,078	$37,197	$23,217	$0	$62,492

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, March 30, 2014, and the comparable period of 2013 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Fire at Australia Facility

In July 2012, a fire occurred at our manufacturing facility in Picton, Australia, which served customers throughout Australia and New Zealand. The fire caused extensive damage to the facility, as well as disruption to business activity in the region. Since the fire, we have utilized adequate production capacity at our manufacturing facilities in Thailand, China, the U.S. and Europe to meet customer demand formerly serviced from Picton. While this has been executed with success, there were, as expected, business disruptions and delays in shipments that affected sales following the fire. We have now completed the build-out of a new manufacturing facility in Minto, Australia, which commenced operations in January 2014. For additional information on the fire, please see the Note entitled “Fire at Australian Manufacturing Facility” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

General

During the quarter ended March 30, 2014, we had net sales of $219.0 million, compared with net sales of $210.4 million in the first quarter last year. Fluctuations in currency exchange rates had a slightly negative impact (less than 1%) for the 2014 first quarter compared with the prior year period.

During the first quarter of 2014, we had net income of $4.0 million, or $0.06 per diluted share, compared with net income of $7.0 million, or $0.11 per diluted share, in the first quarter last year. Included in the results for the first quarter of 2013 was a one-time tax dispute resolution benefit of $2.0 million related to the execution of bilateral pricing agreements. For additional information on the tax dispute resolution benefit, please see Note 10 in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended March 30, 2014, and March 31, 2013, respectively:

	Three Months Ended
	March 30, 2014	March 31, 2013

Net sales	100.0%	100.0%
Cost of sales	65.9	66.1
Gross profit on sales	34.1	33.9
Selling, general and administrative expenses	28.6	27.2
Operating income	5.5	6.7
Interest/Other expense	2.5	3.1
Income before tax expense	3.0	3.5
Income tax expense	1.2	0.2
Net income	1.8	3.3

Net Sales

Below we provide information regarding net sales and analyze those results for the three-month periods ended March 30, 2014, and March 31, 2013, respectively.

	Three Months Ended		Percentage
	March 30, 2014	March 31, 2013	Change
	(In thousands)
Net Sales	218,992	210,369	4.1%

For the quarter ended March 30, 2014, net sales increased $8.6 million (4.1%) versus the comparable period in 2013. On a geographic basis, we experienced sales increases in the Americas (up 5%) and Europe (up 15% in U.S. dollars, or 11% in local currency), somewhat offset by a sales decrease in Asia-Pacific (down 17%). In the Americas, sales growth was due to the continued success of our market segmentation strategy. All non-office market segments experienced growth, with the hospitality (up 26%), retail (up 18%), education (up 12%) and residential (up 14%) segments having the largest percentage gains. These increases were offset by a modest 2% decline in the corporate office segment. Americas sales also were negatively impacted by severe winter weather, which caused a loss of five production days at our U.S. manufacturing facility and lowered overall consumer spending. In Europe, sales increased in nearly all market segments, with the largest percentage gains occurring in the corporate office (up 13% in U.S. dollars, or 8% in local currency), government (up 26% in U.S. dollars, or 21% in local currency) and retail (up 38% in U.S. dollars, or 33% in local currency) market segments. The decline in Asia-Pacific was primarily experienced in the corporate office segment (down 19%), which constitutes the bulk of the sales in this region. We also experienced declines in the government (down 63%) and retail (down 33%) market segments. The decline in Asia-Pacific was due to a combination of softer demand, the transition in Australia from an import model to the start-up of our new plant in January 2014, currency translation effects in Australia, and a more pronounced seasonal impact from the Chinese New Year in 2014.

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses for the three-month periods ended March 30, 2014, and March 31, 2013, respectively:

	Three Months Ended		Percentage
Cost and Expenses	March 30, 2014	March 31, 2013	Change
	(In thousands)
Cost of sales	$144,306	$139,117	3.7%
Selling, general and administrative expenses	62,659	57,258	9.4%
Total	$206,965	$196,375	5.4%

For the quarter ended March 30, 2014, our costs of sales increased $5.2 million (3.7%) versus the comparable period in the prior year. Currency translation did not have a significant impact on the comparison between the periods on a consolidated basis. The increase in cost of sales is primarily attributable to higher raw materials costs (approximately $3.5 million) and labor costs (approximately $0.5 million) associated with increased production volumes compared to the first quarter of 2013. On a per unit basis, we experienced a slight decline in raw materials costs in the first quarter of 2014 versus that of 2013. As a percentage of net sales, cost of sales declined to 65.9% in the first quarter of 2014 versus 66.1% in the first quarter of 2013. This percentage decrease was primarily due to our lean manufacturing initiatives and improved efficiencies related to higher production volumes, with the biggest improvement seen in our European operations. This improvement was somewhat offset by inefficiencies associated with the start-up of our new manufacturing facility in Australia in January this year. We expect gross profit margin in Asia-Pacific to normalize later this year as we complete the ramp-up of the new Australian plant.

For the quarter ended March 30, 2014, our selling, general and administrative expenses increased $5.4 million (9.4%) versus the comparable period in 2013. Currency translation did not have a significant impact on the comparison between the periods on a consolidated basis. The increase was primarily attributable to: (1) increased selling expense of $2.2 million associated with higher sales as well as targeted sales team additions, primarily in our European ($1.2 million) and Americas ($0.8 million) operations; (2) increased administrative cost of $2.1 million primarily related to executive level forfeitures of stock-based compensation in the first quarter of 2013 that did not reoccur in the first quarter of 2014; and (3) increased global marketing costs of $0.8 million related to continued targeted endeavors to increase market penetration in non-corporate office market segments. We also saw an increase in selling expenses for our FLOR retail stores ($0.3 million) due to stores being added in 2013 that were not in place in the first quarter of 2013. Due to these increases, selling, general and administrative costs increased as a percentage of sales to 28.6% in the first quarter of 2014 versus 27.2% in the first quarter of 2013.

Interest Expense

For the three-month period ended March 30, 2014, interest expense decreased by $0.7 million to $5.5 million, versus $6.2 million for three-month period ended March 31, 2013. The reason for this decrease was the repayment at maturity of the remaining $8.1 million of our 11.375% Senior Subordinated Notes in the fourth quarter of 2013, as well as the redemption of $27.5 million of our 7.625% Senior Notes in the fourth quarter of 2013. While we did have outstanding borrowings under our Syndicated Credit Facility for the first quarter of 2014 which were not present in the first quarter of 2013, these borrowings were at a significantly lower interest rate than the senior notes which were repaid and redeemed in the fourth quarter of 2013.

Liquidity and Capital Resources

General

At March 30, 2014, we had $62.5 million in cash. At that date, we had $30.9 million of borrowings and $4.2 million in letters of credit outstanding under our Syndicated Credit Facility. As of March 30, 2014, we could have incurred $169.1 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred an additional $8.4 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the three months ended March 30, 2014 were (1) $8.1 million due to reductions in accounts receivable, and (2) $4.1 million of borrowings on our Syndicated Credit Facility. Our primary uses of cash during this period were (1) $20.0 million for increased inventory levels, (2) $9.1 million for capital expenditures, and (3) $3.3 million due to a decrease in accounts payable and accrued expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, under Item 7A of that Form 10-K. Our discussion here focuses on the quarter ended March 30, 2014, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At March 30, 2014, we recognized a $3.1 million increase in our foreign currency translation adjustment account compared to December 29, 2013, primarily because of the strengthening of certain foreign currencies against the U.S. dollar.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at March 30, 2014. The values that result from these computations are compared with the market values of these financial instruments at March 30, 2014. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of March 30, 2014, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would experience a net decrease of approximately $2.6 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $2.6 million.

As of March 30, 2014, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.7 million or an increase in the fair value of our financial instruments of $8.0 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the first quarter of 2014. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 30, 2014:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4)

December 30-31, 2013	0	N/A	0	0
January 1-31, 2014	49,139	$20.80	0	0
February 1-28, 2014	81,497	$21.63	0	0
March 1-30, 2014	1,752	$19.43	0	0
Total	132,388	$21.29	0	0

(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2014, which commenced December 30, 2013 and ended March 30, 2014.

(2) The referenced shares were acquired by the Company from certain of our employees to satisfy income tax withholding obligations in connection with the vesting, in the first quarter of 2014, of certain previous grants of restricted stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1	Interface, Inc. Executive Bonus Plan, adopted on February 19, 2014 (included as Exhibit 99.1 to the Company's current report on Form 8-K filed on February 24, 2014, previously filed with the Commission and incorporated herein by reference).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 8, 2014	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBITS INCLUDED HEREWITH

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.