Form 10-Q
period 2014-06-29
INTERFACE INC
filed 2014-08-07
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 29, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at July 28, 2014:

Class	Number of Shares
Common Stock, $.10 par value per share	66,474,705

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 29, 2014	DECEMBER 29, 2013
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$50,012	$72,883
Accounts Receivable, net	149,927	131,936
Inventories	172,452	149,643
Prepaid Expenses and Other Current Assets	23,715	23,411
Deferred Income Taxes	10,532	10,232
TOTAL CURRENT ASSETS	406,638	388,105

PROPERTY AND EQUIPMENT, less accumulated depreciation	242,132	230,845
DEFERRED TAX ASSET	30,529	34,162
GOODWILL	77,683	77,941
OTHER ASSETS	66,501	65,282
TOTAL ASSETS	$823,483	$796,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$57,062	$52,515
Accrued Expenses	78,452	77,672
TOTAL CURRENT LIABILITIES	135,514	130,187

SENIOR NOTES	247,500	247,500
LONG-TERM DEBT	31,513	26,326
DEFERRED INCOME TAXES	16,457	15,049
OTHER	34,534	36,486
TOTAL LIABILITIES	465,518	455,548

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,648	6,631
Additional Paid-In Capital	375,682	374,597
Retained Earnings	37,333	24,226
Accumulated Other Comprehensive Loss – Foreign Currency Translation Adjustment	(26,403)	(30,585)
Accumulated Other Comprehensive Loss – Pension Liability	(35,295)	(34,082)
TOTAL SHAREHOLDERS’ EQUITY	357,965	340,787
	$823,483	$796,335

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 29, 2014	JUNE 30, 2013	JUNE 29, 2014	JUNE 30, 2013

NET SALES	$260,624	$243,483	$479,616	$453,852
Cost of Sales	170,239	157,250	314,545	296,367

GROSS PROFIT ON SALES	90,385	86,233	165,071	157,485
Selling, General and Administrative Expenses	66,042	64,430	128,701	121,688
OPERATING INCOME	24,343	21,803	36,370	35,797

Interest Expense	5,420	5,907	10,918	12,065
Other Expense (Income)	(128)	(2)	(154)	405

INCOME BEFORE INCOME TAX EXPENSE	19,051	15,898	25,606	23,327
Income Tax Expense	5,980	4,933	8,510	5,365

NET INCOME	$13,071	$10,965	$17,096	$17,962

Earnings Per Share – Basic	$0.20	$0.17	$0.26	$0.27

Earnings Per Share – Diluted	$0.20	$0.17	$0.26	$0.27

Common Shares Outstanding – Basic	66,473	66,180	66,472	66,148
Common Shares Outstanding – Diluted	66,550	66,329	66,558	66,297

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 29, 2014	JUNE 30, 2013	JUNE 29, 2014	JUNE 30, 2013

Net Income	$13,071	$10,965	$17,096	$17,962
Other Comprehensive Income (Loss), Foreign
Currency Translation Adjustment	1,078	(6,766)	4,182	(12,925)
Other Comprehensive Income (Loss), Pension Liability Adjustment	(776)	(318)	(1,213)	1,567
Comprehensive Income	$13,373	$3,881	$20,065	$6,604

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED

	JUNE 29, 2014	JUNE 30, 2013
OPERATING ACTIVITIES:
Net Income	$17,096	$17,962
Adjustments to Reconcile Net Income to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	13,312	13,021
Stock Compensation Amortization Expense	2,674	2,669
Deferred Income Taxes and Other	234	3,317
Working Capital Changes:
Accounts Receivable	(12,403)	2,575
Inventories	(21,929)	(19,673)
Prepaid Expenses and Other Current Assets	(118)	(14,635)
Accounts Payable and Accrued Expenses	1,938	(14,272)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	804	(9,036)

INVESTING ACTIVITIES:
Capital Expenditures	(22,017)	(33,822)
Cash Received from Insurance Company	0	19,774
Other	(1,658)	(1,573)

CASH USED IN INVESTING ACTIVITIES:	(23,675)	(15,621)

FINANCING ACTIVITIES:
Borrowing of Long-Term Debt	3,663	0
Proceeds from Issuance of Common Stock	159	1,256
Dividends Paid	(3,989)	(3,309)

CASH USED IN FINANCING ACTIVITIES:	(167)	(2,053)

Net Cash Used in Operating, Investing and Financing Activities	(23,038)	(26,710)
Effect of Exchange Rate Changes on Cash	167	(2,453)

CASH AND CASH EQUIVALENTS:
Net Change During the Period	(22,871)	(29,163)
Balance at Beginning of Period	72,883	90,533

Balance at End of Period	$50,012	$61,370

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

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 29, 2013, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	June 29, 2014	December 29, 2013
	(In thousands)
Finished Goods	$118,736	$96,199
Work in Process	9,578	9,569
Raw Materials	44,138	43,875
	$172,452	$149,643

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

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Earnings Per Share:

Basic Earnings Per Share:
Distributed Earnings	$0.03	$0.03	$0.05	$0.05
Undistributed Earnings	0.17	0.14	0.21	0.22
Total	$0.20	$0.17	$0.26	$0.27

Diluted Earnings Per Share:
Distributed Earnings	$0.03	$0.03	$0.05	$0.05
Undistributed Earnings	0.17	0.14	0.21	0.22
Total	$0.20	$0.17	$0.26	$0.27

Basic earnings per share	$0.20	$0.17	$0.26	$0.27
Diluted earnings per share	$0.20	$0.17	$0.26	$0.27

The following tables present net income that was attributable to participating securities:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(In millions)
Net Income	$0.3	$0.3	$0.4	$0.5

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(In thousands)
Weighted Average Shares Outstanding	65,012	64,486	65,011	64,454
Participating Securities	1,461	1,694	1,461	1,694
Shares for Basic Earnings Per Share	66,473	66,180	66,472	66,148
Dilutive Effect of Stock Options	77	149	86	149
Shares for Diluted Earnings Per Share	66,550	66,329	66,558	66,297

For all periods presented, all outstanding stock options were included in the computation of diluted earnings per share.

NOTE 4 – LONG-TERM DEBT

7.625% Senior Notes

As of June 29, 2014, and June 30, 2013, the Company had outstanding $247.5 million and $275.0 million in 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”), respectively. The estimated fair value of the 7.625% Senior Notes as of June 29, 2014, and June 30, 2013, based on then current market prices, was $259.9 million and $291.5 million, respectively.

11.375% Senior Secured Notes

As of June 30, 2013, the Company had outstanding $8.1 million in 11.375% Senior Secured Notes due 2013 (the “11.375% Senior Secured Notes”). The estimated fair value of the 11.375% Senior Secured Notes as of June 30, 2013, based on then current market prices, was $8.1 million. The Company repaid the $8.1 million balance of these notes at maturity in November 2013.

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

As of June 29, 2014, the Company had $31.5 million of borrowings outstanding under the Syndicated Credit Facility with a weighted average interest rate of approximately 4.5%, and had $3.3 million in letters of credit outstanding under the Syndicated Credit Facility. As of June 29, 2014, the Company could have incurred $165.2 million of additional borrowings under the Syndicated Credit Facility.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $8.4 million of lines of credit available. As of June 29, 2014, there were no borrowings outstanding under these lines of credit.

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

During the first six months of 2013, the Company recognized stock option compensation expenses of $0.1 million. All outstanding stock options vested prior to 2014, and therefore there have been no stock option compensation expenses during 2014.

The following table summarizes stock options outstanding as of June 29, 2014, as well as activity during the six months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 29, 2013	184,000	$8.18
Granted	0	0
Exercised	20,500	4.31
Forfeited or canceled	2,500	1.49
Outstanding at June 29, 2014	161,000	$8.99

Exercisable at June 29, 2014	161,000	$8.99

At June 29, 2014, the aggregate intrinsic value of both in-the-money options outstanding and options exercisable was $3.0 million (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first six months of 2014 and 2013 are provided in the table below. The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

	Six Months Ended
	June 29, 2014	June 30, 2013
	(In thousands)
Proceeds from stock options exercised	$159	$1,256
Intrinsic value of stock options exercised	299	741

Restricted Stock Awards

During the six months ended June 29, 2014, and June 30, 2013, the Company granted restricted stock awards for 490,000 and 598,000 shares, respectively, of common stock. Restricted stock awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $2.7 million and $2.6 million for the six months ended June 29, 2014, and June 30, 2013, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of June 29, 2014, and during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2013	1,707,500	$15.62
Granted	490,000	21.28
Vested	526,000	16.26
Forfeited or canceled	211,000	17.08
Outstanding at June 29, 2014	1,460,500	$17.08

As of June 29, 2014, the unrecognized total compensation cost related to unvested restricted stock was approximately $13.9 million. That cost is expected to be recognized by the end of 2017.

For the six months ended June 29, 2014, and June 30, 2013, the Company recognized tax benefits with regard to restricted stock of $0.7 million and $1.3 million, respectively.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended June 29, 2014, and June 30, 2013, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)		(In thousands)
Service cost	$188	$209	$363	$420
Interest cost	2,849	2,366	5,364	4,756
Expected return on assets	(3,195)	(2,463)	(6,020)	(4,950)
Amortization of prior service costs	13	22	25	44
Recognized net actuarial losses	175	241	328	484
Net periodic benefit cost	$30	$375	$60	$754

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)		(In thousands)
Service cost	$125	$134	$250	$267
Interest cost	268	249	535	499
Amortization of prior service cost	6	12	12	24
Amortization of loss	67	110	133	221
Net periodic benefit cost	$466	$505	$930	$1,011

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

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $9.9 million and $11.4 million for the six months ended June 29, 2014, and June 30, 2013, respectively. Income tax payments amounted to $4.0 million and $3.8 million for the six months ended June 29, 2014, and June 30, 2013, respectively.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding recognition of revenue from contracts with customers. In summary, the core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. While the Company is currently reviewing this new standard, it is not expected that the adoption of this guidance will have a material impact on our financial condition or results of operations.

In July 2013, the FASB issued an accounting standard regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, or similar tax credit carryforward, exists. This standard clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The Company implemented this standard in the first quarter of 2014, which resulted in reductions of deferred tax asset (long-term) and long-term other liabilities of approximately $21.8 million each. Pursuant to this standard, the Company also adjusted its December 29, 2013 consolidated balance sheet, resulting in decreases in its deferred tax asset (long-term) and long-term other liabilities of approximately $21.8 million each.

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

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first six months of 2014, the Company decreased its liability for unrecognized tax benefits by $0.6 million. As of June 29, 2014, the Company had accrued approximately $26.8 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of June 29, 2014 reflects a reduction for $21.8 million of these unrecognized tax benefits (see Note 9 for additional information).

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

NOTE 12 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first six months of 2014, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.5 million related to the Company’s defined retirement benefit plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 29, 2014

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$170,896	$131,622	$0	$(41,894)	$260,624
Cost of sales	123,170	88,963	0	(41,894)	170,239
Gross profit on sales	47,726	42,659	0	0	90,385
Selling, general and administrative expenses	29,845	30,215	5,982	0	66,042
Operating income (loss)	17,881	12,444	(5,982)	0	24,343
Interest/Other expense	7,505	2,637	(4,850)	0	5,292
Income (loss) before taxes on income and equity in income of subsidiaries	10,376	9,807	(1,132)	0	19,051
Income tax expense (benefit)	3,257	3,078	(355)	0	5,980
Equity in income (loss) of subsidiaries	0	0	13,848	(13,848)	0
Net income (loss)	$7,119	$6,729	$13,071	$(13,848)	$13,071

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 29, 2014

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$306,845	$247,585	$0	$(74,814)	$479,616
Cost of sales	221,420	167,939	0	(74,814)	314,545
Gross profit on sales	85,425	79,646	0	0	165,071
Selling, general and administrative expenses	56,143	58,482	14,076	0	128,701
Operating income (loss)	29,282	21,164	(14,076)	0	36,370
Interest/Other expense	13,328	5,463	(8,027)	0	10,764
Income (loss) before taxes on income and equity in income of subsidiaries	15,954	15,701	(6,049)	0	25,606
Income tax expense (benefit)	5,410	5,353	(2,253)	0	8,510
Equity in income (loss) of subsidiaries	0	0	20,892	(20,892)	0
Net income (loss)	$10,544	$10,348	$17,096	$(20,892)	$17,096

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME FOR THE THREE MONTHS ENDED JUNE 29, 2014

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(In thousands)
Net Income (loss)	$7,119	$6,729	$13,071	$(13,848)	$13,071
Currency Translation Adjustment	227	965	(114)	0	1,078
Pension Liability Adjustment	0	(820)	44	0	(776)
Comprehensive Income (Loss)	$7,346	$6,874	$13,001	$(13,848)	$13,373

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME FOR THE SIX MONTHS ENDED JUNE 29, 2014

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(In thousands)
Net Income (loss)	$10,544	$10,348	$17,096	$(20,892)	$17,096
Currency Translation Adjustment	299	3,874	9	0	4,182
Pension Liability Adjustment	0	(1,301)	88	0	(1,213)
Comprehensive Income (Loss)	$10,843	$12,921	$17,193	$(20,892)	$20,065

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 29, 2014

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,757	$32,984	$15,271	$0	$50,012
Accounts receivable	60,684	88,755	488	0	149,927
Inventories	84,292	88,160	0	0	172,452
Prepaids and deferred income taxes	5,818	22,124	6,305	0	34,247
Total current assets	152,551	232,023	22,064	0	406,638
Property and equipment less accumulated depreciation	87,658	151,694	2,780	0	242,132
Investment in subsidiaries	565,103	207,885	(75,108)	(697,880)	0
Goodwill	6,542	71,141	0	0	77,683
Other assets	1,870	10,783	84,377	0	97,030
	$813,724	$673,526	$34,113	$(697,880)	$823,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$44,494	$75,705	$15,315	$0	$135,514
Senior notes	0	0	247,500	0	247,500
Long term debt	0	31,513	0	0	31,513
Deferred income taxes	0	18,840	(2,383)	0	16,457
Other	26	8,566	25,942	0	34,534
Total liabilities	44,520	134,624	286,374	0	465,518

Common stock	94,145	102,199	6,648	(196,344)	6,648
Additional paid-in capital	249,302	12,525	375,682	(261,827)	375,682
Retained earnings (deficit)	427,920	475,116	(625,994)	(239,709)	37,333
Foreign currency translation adjustment	(2,163)	(18,183)	(6,057)	0	(26,403)
Pension liability	0	(32,755)	(2,540)	0	(35,295)
	$813,724	$673,526	$34,113	$(697,880)	$823,483

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2014

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net cash provided by (used in) operating activities	$(11,248)	$11,750	$6,059	$(5,757)	$804
Cash flows from investing activities:
Purchase of plant and equipment	(11,993)	(15,236)	(201)	5,413	(22,017)
Other	(212)	(612)	(834)	0	(1,658)
Net cash provided by (used in) investing activities	(12,205)	(15,848)	(1,035)	5,413	(23,675)
Cash flows from financing activities:
Borrowing of long term debt	0	3,663	0	0	3,663
Other	22,715	(19,462)	(3,597)	344	0
Proceeds from issuance of common stock	0	0	159	0	159
Dividends paid	0	0	(3,989)	0	(3,989)
Net cash provided by (used in) financing activities	22,715	(15,799)	(7,427)	344	(167)
Effect of exchange rate change on cash	0	167	0	0	167
Net increase (decrease) in cash	(738)	(19,730)	(2,403)	0	(22,871)
Cash at beginning of period	2,495	52,714	17,674	0	72,883
Cash at end of period	$1,757	$32,984	$15,271	$0	$50,012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended, or as of, June 29, 2014, and the comparable periods of 2013 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

General

During the quarter ended June 29, 2014, we had net sales of $260.6 million, compared with net sales of $243.5 million in the second quarter last year. Fluctuations in currency exchange rates did not have a significant impact during the quarter compared with the prior year period. During the first six months of fiscal year 2014, we had net sales of $479.6 million, compared with net sales of $453.9 million in the first six months of last year. Fluctuations in currency exchange rates did not have a significant impact on this comparison.

During the second quarter of 2014, we had net income of $13.1 million, or $0.20 per diluted share, compared with net income of $11.0 million, or $0.17 per diluted share, in the second quarter of 2013. During the six months ended June 29, 2014, we had net income of $17.1 million, or $0.26 per diluted share, compared with net income of $18.0 million, or $0.27 per diluted share, in the first six months of 2013. Included in the results for the first six months of 2013 was a one-time tax dispute resolution benefit of $1.9 million related to the execution of bilateral pricing agreements. See the discussion in Note 10 of Part I, Item 1 of this Report, entitled “Income Taxes,” for further information.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and six-month periods ended June 29, 2014, and June 30, 2013, respectively:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.3	64.6	65.6	65.3
Gross profit on sales	34.7	35.4	34.4	34.7
Selling, general and administrative expenses	25.3	26.5	26.8	26.8
Operating income	9.3	9.0	7.6	7.9
Interest/Other expenses	2.0	2.4	2.2	2.7
Income before tax expense	7.3	6.5	5.3	5.1
Income tax expense	2.3	2.0	1.8	1.2
Net income	5.0	4.5	3.6	4.0

Net Sales

Below we provide information regarding net sales and analyze those results for the three-month and six-month periods ended June 29, 2014, and June 30, 2013, respectively.

	Three Months Ended		Percentage
	June 29, 2014	June 30, 2013	Change
	(In thousands)
Net Sales	$260,624	$243,483	7.0%

	Six Months Ended		Percentage
	June 29, 2014	June 30, 2013	Change
	(In thousands)
Net Sales	$479,616	$453,852	5.7%

For the quarter ended June 29, 2014, net sales increased $17.1 million (7.0%) versus the comparable period in 2013. On a geographic basis, we experienced sales increases across all of our geographic regions, with the Americas up 4%, Europe up 15% (or 9% in local currency), and Asia-Pacific up 5%. In the Americas, the increase was largely driven by non-office market segments, with the largest percentage increases occurring in the hospitality (up 30%), retail (up 21%) and education (up 7%) market segments. Sales in the Americas corporate office market segment were up approximately 1%. These increases were partially offset by a 9% sales decline in our FLOR residential business, primarily due to somewhat disappointing results from our annual summer sale event. The Americas region also experienced smaller declines in the government (down 4%) and healthcare (down 2%) market segments. Europe showed strong sales growth during the quarter, as the economies of that region continue to recover. The corporate office market segment (up 18% in U.S. dollars, or 13% in local currency) led the way in the European region, followed by the government (up 9%) and education (up 15%) segments. The sales increase in Asia-Pacific was due largely to performance in Australia, where we saw sales increase 9% (or 15% in local currency), alongside 6% growth in China. The increases in Asia-Pacific came largely in the healthcare (up over 100%) and education (up 50%) market segments, tempered by declines in the government (down 68%) and retail (down 16%) segments. The corporate office market segment was essentially even in Asia-Pacific versus the second quarter of 2013.

For the six months ended June 29, 2014, net sales increased $25.8 million (5.7%) versus the comparable period in 2013. On a geographic basis, we saw increases in the Americas (up 5%) and Europe (up 15% in U.S. dollars, or 10% in local currency). Sales in Asia-Pacific declined 7% in the first six months of 2014 versus the same period in 2013. The increase in the Americas was due primarily to the education (up 9%), hospitality (up 24%) and retail (up 15%) market segments. Only the government segment (down 4%) experienced a decline during the period. The corporate office segment in the Americas was essentially even for the first six months of 2014 versus the prior year period. Sales in Europe increased 15% in U.S. dollars (or 10% in local currency) for the six-month period, due primarily to the corporate office segment (16% increase in U.S. dollars, or 11% in local currency) and all non-office market segments with the exception of healthcare (down 38%). The sales decline in Asia-Pacific was largely a result of a slow start in the first quarter of 2014 due to softer demand and the impacts of transitioning from an import model in Australia to the start-up of our new plant there. As discussed above, sales began recovering in the Asia-Pacific region in the second quarter of 2014. For the first six months of 2014 versus the comparable period in 2013, the sales decline in the Asia-Pacific region was primarily in the corporate office (down 9%), government (down 66%) and retail (down 24%) market segments. These declines were offset somewhat by increases in the healthcare (up over 100%) and education (up 28%) segments.

Cost and Expenses

The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended June 29, 2014, and June 30, 2013, respectively:

	Three Months Ended		Percentage
Cost and Expenses	June 29, 2014	June 30, 2013	Change
	(In thousands)
Cost of sales	$170,239	$157,250	8.3%
Selling, general and administrative expenses	66,042	64,430	2.5%
Total	$236,281	$221,680	6.6%

	Six Months Ended		Percentage
Cost and Expenses	June 29, 2014	June 30, 2013	Change
	(In thousands)
Cost of sales	$314,545	$296,367	6.1%
Selling, general and administrative expenses	128,701	121,688	5.8%
Total	$443,246	$418,055	6.0%

For the quarter ended June 29, 2014, our costs of sales increased $13.0 million (8.3%) versus the comparable period in the prior year. Currency translation did not have a significant impact on the comparison between the periods on a consolidated basis. On a per-unit basis, raw material prices remained flat to slightly down for the second quarter of 2014 versus the second quarter of 2013. In absolute dollars, the increase in cost of sales is primarily attributable to higher raw material costs (approximately $9 million) and labor costs (approximately $1.3 million) associated with higher production volumes during the 2014 second quarter. As a percentage of net sales, cost of sales in the second quarter of 2014 increased to 65.3% versus 64.6% in the second quarter of 2013. The percentage increase was due to higher manufacturing costs and complexities associated with new product introductions, as well as product expansion into new markets at initially lower selling prices. Cost of sales declined as a percentage of net sales versus the first quarter of 2014, as the integration of our new manufacturing facility in Minto, Australia progressed. The sequential improvement also reflects the lean manufacturing procedures we continue to implement worldwide. We expect further gross margin expansion throughout the balance of 2014.

For the six months ended July 29, 2014, our costs of sales increased $18.2 million (6.1%) versus the comparable period in 2013. Currency translation did not have a significant impact on the comparison between the periods on a consolidated basis. On a per-unit basis, raw material prices remained flat to slightly down for the first six months of 2014 versus the same period in 2014. In absolute dollars, the increase in cost of sales is primarily attributable to higher raw material costs (approximately $12 million) and labor costs (approximately $1.8 million) associated with higher production volumes in 2014. As a percentage of net sales, cost of sales increased to 65.6% for the first six months of 2014 versus 65.3% in the same period of 2013. This percentage increase was due to the factors discussed above regarding new product introductions and our product and market mix, as well as the costs and negative manufacturing variances associated with the ramp-up of our new plant in Australia in 2014.

For the quarter ended June 29, 2014, selling, general and administrative expense increased $1.6 million (2.5%) versus the comparable period in 2013. Currency translation did not have a significant impact on the comparison between the periods on a consolidated basis. The increase was a direct result of the higher sales level during the second quarter of 2014 versus the second quarter of 2013, as selling expenses rose $2.1 million year-over-year. On a geographic basis, this increase in selling expense was seen evenly across our three regions. The increase was offset somewhat by lower levels of marketing expenditures in the Americas and Europe, as well as lower levels of incentive based pay, including stock compensation, in the current year period. As a percentage of net sales, selling, general and administrative expenses declined to 25.3% for the second quarter of 2014, compared with 26.5% in the second quarter of 2013. This percentage decline is a direct result of the tighter spending controls we implemented during 2014, particularly in the second quarter. We expect further reductions in selling, general and administrative expenses, as a percentage of net sales, in the second half of 2014.

For the six month period ended June 29, 2014, our selling, general and administrative expenses increased $7.0 million (5.8%) versus the comparable period in 2013. Most of this increase ($5.4 million) took place in the first three months of 2014, primarily due to $2.2 million of incremental selling expenses as well as $2.1 million of administrative expenses mostly related to executive level stock forfeitures that occurred in the first quarter of 2013 that did not take place in the first quarter of 2014. For the full six month period ended June 29, 2013, selling expenses increased $4.3 million. Other increases were seen in the administrative area ($2.0 million), primarily due to the aforementioned forfeiture of executive stock compensation in the prior year period, as well as smaller increases in marketing ($0.5 million) and research and development ($0.3 million) costs. Selling, general and administrative expenses were 26.8% of net sales for the first six months of 2014, which is the same percentage of net sales for the first six months of 2013. However, as discussed above in the quarterly comparison, there was a decrease as a percentage of sales in the second quarter of 2014 versus that of 2013, which was a result of the sales acceleration as well as the implementation of our cost savings initiatives in the second quarter of 2014.

Interest Expense

For the three-month period ended June 29, 2014, our interest expense decreased by $0.5 million to $5.4 million from $5.9 million in the comparable period of the prior year. For the six months ended June 29, 2014, interest expense decreased by $1.1 million to $10.9 million from $12.1 million in the prior year period. The primary reasons for these decreases were the redemption of $27.5 million of our 7.625% Senior Notes in the fourth quarter of 2013, as well as the repayment at maturity of the remaining $8.1 million of our 11.375% Senior Subordinated Notes in the fourth quarter of 2013. While we did have borrowings outstanding under our Syndicated Credit Facility for the second quarter and first six months of 2014, which were not present in the second quarter and first six months of 2013, these borrowings were at a significantly lower interest rate than the senior notes which were repaid and redeemed in the fourth quarter of 2013.

Liquidity and Capital Resources

General

At June 29, 2014, we had $50.0 million in cash. At that date, we had $31.5 million of borrowings and $3.3 million in letters of credit outstanding under the Syndicated Credit Facility. As of June 29, 2014, we could have incurred $165.2 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred an additional $8.4 million of borrowings under our other lines of credit in place at other non-U.S. subsidiaries

Analysis of Cash Flows

Our primary sources of cash during the six months ended June 29, 2014 were (1) $3.7 million of borrowings under our Syndicated Credit Facility, and (2) $1.9 million due to an increase in accounts payable and accrued expenses. Our primary uses of cash during the six months ended June 29, 2014 were (1) $22.0 million for capital expenditures, (2) $21.9 million due to increased inventory levels, (3) $12.4 million due to an increase in accounts receivable, and (4) $4.0 million for payment of dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, under Item 7A of that Form 10-K. Our discussion here focuses on the period ended June 29, 2014, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At June 29, 2014, we recognized a $4.2 million increase in our foreign currency translation adjustment account compared to December 29, 2013, primarily because of the weakening of the U.S. dollar against certain foreign currencies.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at June 29, 2014. The values that result from these computations are compared with the market values of these financial instruments at June 29, 2014. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of June 29, 2014, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $1.6 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $1.6 million.

As of June 29, 2014, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10.3 million or an increase in the fair value of our financial instruments of $8.4 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the second quarter of 2014. For a discussion of risk factors, see Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 7, 2014	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBITS INCLUDED HEREWITH

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document