Form 10-Q
period 2014-09-28
INTERFACE INC
filed 2014-11-06
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 28, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at October 28, 2014:

Class	Number of Shares
Common Stock, $.10 par value per share	66,242,284

 INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	Sept. 28, 2014	Dec. 29, 2013
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$68,463	$72,883
Accounts Receivable, net	140,214	131,936
Inventories	161,964	149,643
Prepaid Expenses and Other Current Assets	21,583	23,411
Deferred Income Taxes	11,806	10,232
TOTAL CURRENT ASSETS	404,030	388,105

PROPERTY AND EQUIPMENT, less accumulated depreciation	236,389	230,845
DEFERRED TAX ASSET	29,951	34,162
GOODWILL	73,324	77,941
OTHER ASSETS	65,582	65,282
TOTAL ASSETS	$809,276	$796,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$52,164	$52,515
Accrued Expenses	92,136	77,672
TOTAL CURRENT LIABILITIES	144,300	130,187

SENIOR NOTES	247,500	247,500
LONG TERM DEBT	27,988	26,326
DEFERRED INCOME TAXES	15,912	15,049
OTHER	32,871	36,486
TOTAL LIABILITIES	468,571	455,548

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,645	6,631
Additional Paid-In Capital	375,401	374,597
Retained Earnings	34,299	24,226
Accumulated Other Comprehensive Loss – Foreign Currency Translation Adjustment	(42,394)	(30,585)
Accumulated Other Comprehensive Loss – Pension Liability	(33,246)	(34,082)
TOTAL SHAREHOLDERS’ EQUITY	340,705	340,787
	$809,276	$796,335

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

NET SALES	$252,191	$254,448	$731,807	$708,300
Cost of Sales	168,596	162,695	483,141	459,062

GROSS PROFIT ON SALES	83,595	91,753	248,666	249,238
Selling, General and Administrative Expenses	63,958	63,918	192,659	185,606
Restructuring and Asset Impairment Charge	12,386	0	12,386	0
OPERATING INCOME	7,251	27,835	43,621	63,632

Interest Expense	5,614	6,303	16,532	18,368
Other Expense	931	114	777	519

INCOME BEFORE INCOME TAX EXPENSE	706	21,418	26,312	44,745
Income Tax Expense	1,082	6,461	9,592	11,826

NET INCOME (LOSS)	$(376)	$14,957	$16,720	$32,919

Earnings (Loss) Per Share – Basic	$(0.01)	$0.23	$0.25	$0.50

Earnings (Loss) Per Share – Diluted	$(0.01)	$0.23	$0.25	$0.50

Common Shares Outstanding – Basic	66,465	66,183	66,470	66,160
Common Shares Outstanding – Diluted	66,465	66,317	66,554	66,289

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

Net Income (Loss)	$(376)	$14,957	$16,720	$32,919
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	(15,991)	7,503	(11,809)	(5,422)
Other Comprehensive Income (Loss), Pension Liability Adjustment	2,049	(1,404)	836	163
Comprehensive Income (Loss)	$(14,318)	$21,056	$5,747	$27,660

See accompanying notes to consolidated condensed financial statements.

 INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	Sept. 28, 2014	Sept. 29, 2013
OPERATING ACTIVITIES:
Net Income	$16,720	$32,919
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	20,124	18,625
Stock Compensation Amortization Expense	2,989	5,071
Deferred Income Taxes and Other	1,739	5,032
Cash Received from Insurance Company	0	10,648
Working Capital Changes:
Accounts Receivable	(7,373)	(4,220)
Inventories	(15,518)	(22,842)
Prepaid Expenses and Other Current Assets	1,799	(14,481)
Accounts Payable and Accrued Expenses	14,417	(3,513)

CASH PROVIDED BY OPERATING ACTIVITIES:	34,897	27,239

INVESTING ACTIVITIES:
Capital Expenditures	(32,123)	(47,939)
Cash Received from Insurance Company	0	23,024
Other	(1,950)	1,875

CASH USED IN INVESTING ACTIVITIES:	(34,073)	(23,040)

FINANCING ACTIVITIES:
Borrowing of Long-Term Debt	1,877	0
Proceeds from Issuance of Common Stock	159	1,163
Dividends Paid	(6,647)	(5,294)
Debt Issuance Costs	(106)	0

CASH USED IN FINANCING ACTIVITIES:	(4,717)	(4,131)

Net Cash Provided By (Used In) Operating, Investing and Financing Activities	(3,893)	68
Effect of Exchange Rate Changes on Cash	(527)	(1,219)

CASH AND CASH EQUIVALENTS:
Net Change During the Period	(4,420)	(1,151)
Balance at Beginning of Period	72,883	90,533

Balance at End of Period	$68,463	$89,382

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	Sept. 28, 2014	December 29, 2013
	(In thousands)
Finished Goods	$105,827	$96,199
Work in Process	10,851	9,569
Raw Materials	45,286	43,875
	$161,964	$149,643

NOTE 3 – EARNINGS (LOSS) PER SHARE

The Company computes basic earnings (loss) per share (“EPS”) by dividing net income (loss) by the weighted average common shares outstanding, including participating securities outstanding, during the period as discussed below.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings.

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

	Three Months Ended		Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013
Earnings (Loss) Per Share

Basic Earnings (Loss) Per Share
Distributed Earnings	$0.03	$0.03	$0.10	$0.08
Undistributed Earnings	(0.04)	0.20	0.15	0.42
Total	$(0.01)	$0.23	$0.25	$0.50

Diluted Earnings (Loss) Per Share
Distributed Earnings	$0.03	$0.03	$0.10	$0.08
Undistributed Earnings	(0.04)	0.20	0.15	0.42
Total	$(0.01)	$0.23	$0.25	$0.50

Basic Earnings (Loss) Per Share	$(0.01)	$0.23	$0.25	$0.50
Diluted Earnings (Loss) Per Share	$(0.01)	$0.23	$0.25	$0.50

The following tables present net income (loss) that was attributable to participating securities:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013
		(In millions)
Net Income (Loss)	$0.0	$0.4	$0.4	$0.9

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013
		(In thousands)
Weighted Average Shares Outstanding	65,045	64,446	65,050	64,423
Participating Securities	1,420	1,737	1,420	1,737
Shares for Basic Earnings (Loss) Per Share	66,465	66,183	66,470	66,160
Dilutive Effect of Stock Options	0	134	84	129
Shares for Diluted Earnings (Loss) Per Share	66,465	66,317	66,554	66,289

For the three-month period ended September 28, 2014, no stock options have been included in the calculation of diluted EPS as the Company was in a net loss position and inclusion of these stock options would have been anti-dilutive. For all other periods presented, all outstanding stock options have been included in the calculation of diluted EPS.

NOTE 4 – LONG-TERM DEBT

7.625% Senior Notes

As of September 28, 2014, and September 29, 2013, the Company had outstanding $247.5 million and $275.0 million in 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”), respectively. The estimated fair value of the 7.625% Senior Notes as of September 28, 2014, and September 29, 2013, based on then current market prices, was $257.4 million and $298.4 million, respectively.

On October 10, 2014, subsequent to the end of the third quarter, the Company elected to redeem $27.5 million aggregate principal amount of 7.625% Senior Notes at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date of November 26, 2014. On October 17, 2014, the Company elected to redeem the remaining $220 million aggregate principal amount of 7.625% Senior Notes that had not previously been called for redemption, at a price equal to 103.813% of the principal amount of the notes redeemed, plus accrued interest to the redemption date of December 1, 2014.

11.375% Senior Secured Notes

As of September 29, 2013, the Company had outstanding $8.1 million in 11.375% Senior Secured Notes due 2013 (the “11.375% Senior Secured Notes”). The estimated fair value of the 11.375% Senior Secured Notes as of September 29, 2013, based on then current market prices, was $8.1 million. The Company repaid the $8.1 million balance of these notes at maturity in November 2013.

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

As of September 28, 2014, the Company had $28.0 million of borrowings outstanding under the Syndicated Credit Facility with a weighted average interest rate of approximately 4.5%, and had $3.3 million in letters of credit outstanding under the Syndicated Credit Facility. As of September 28, 2014, the Company could have incurred $168.7 million of additional borrowings under the Syndicated Credit Facility.

On October 3, 2014, subsequent to the end of the third quarter, the Company amended the Syndicated Facility Agreement. The amendment expands the aggregate borrowing availability for revolving loans under the Syndicated Credit Facility from $200 million to $250 million, provides for up to $200 million of new Term Loan A borrowing availability which may be used to repurchase or redeem (before December 31, 2014) the Company’s 7.625% Senior Notes, and extends the maturity of the Syndicated Credit Facility to October 3, 2019. The amendment provides for required amortization payments of any Term Loan A borrowing, as well as mandatory prepayments of any Term Loan A borrowing (and any term loans made available pursuant to any future multicurrency loan facility increase) from certain asset sales, casualty events and debt issuances, subject to certain qualifications and exceptions as provided for therein. Pursuant to the amendment, the Company has the option to further increase (in the future) the borrowing availability under the Syndicated Credit Facility, either for revolving loans or term loans, by up to $150 million, subject to the receipt of lender commitments for such increase and the satisfaction of certain other conditions. All other terms of the Syndicated Credit Facility, including covenants, interest rates and fees, events of default and collateral, remain substantially unchanged.

The Company is currently in compliance with all covenants under the Syndicated Credit Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

Other non-U.S. subsidiaries of the Company have an aggregate of the equivalent of $8.4 million of lines of credit available. As of September 28, 2014, there were no borrowings outstanding under these lines of credit.

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

During the first nine months of 2013, the Company recognized stock option compensation expenses of $0.1 million. All outstanding stock options vested prior to 2014, and therefore there have been no stock option compensation expenses during 2014.

The following table summarizes stock options outstanding as of September 28, 2014, as well as activity during the nine months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 29, 2013	184,000	$8.18
Granted	0	0
Exercised	20,500	4.31
Forfeited or canceled	2,500	1.49
Outstanding at September 28, 2014	161,000	$8.99

Exercisable at September 28, 2014	161,000	$8.99

At September 28, 2014, the aggregate intrinsic value of both in-the-money options outstanding and options exercisable was $1.2 million (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first nine months of fiscal years 2014 and 2013 are provided in the table below.

	Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013
	(In millions)
Proceeds from stock options exercised	$0.2	$1.2
Intrinsic value of stock options exercised	0.3	1.2

Restricted Stock Awards

During the nine months ended September 28, 2014, and September 29, 2013, the Company granted restricted stock awards for 490,000 and 670,000 shares, respectively, of common stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock awards was $3.0 million and $5.0 million for the nine months ended September 28, 2014, and September 29, 2013, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock awards outstanding as of September 28, 2014, and activity during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2013	1,707,500	$15.62
Granted	490,000	21.28
Vested	546,500	16.22
Forfeited or canceled	231,000	17.14
Outstanding at September 28, 2014	1,420,000	$17.10

As of September 28, 2014, the unrecognized total compensation cost related to unvested restricted stock was approximately $11.5 million. That cost is expected to be recognized by the end of 2017.

For the nine months ended September 28, 2014, and September 29, 2013, the Company recognized tax benefits with regard to restricted stock of $0.6 million and $2.0 million, respectively.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended September 28, 2014, and September 29, 2013, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013
	(In thousands)		(In thousands)
Service cost	$176	$212	$539	$632
Interest cost	2,664	2,391	8,028	7,147
Expected return on assets	(2,988)	(2,488)	(9,008)	(7,438)
Amortization of prior service costs	10	22	38	66
Recognized net actuarial losses	164	243	492	727
Net periodic benefit cost	$26	$380	$89	$1,134

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013
	(In thousands)		(In thousands)
Service cost	$125	$134	$375	$401
Interest cost	268	249	803	748
Amortization of prior service cost	6	12	18	36
Amortization of loss	67	110	201	331
Net periodic benefit cost	$466	$505	$1,397	$1,516

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

NOTE 8 – 2014 RESTRUCTURING CHARGE

In the third quarter of 2014, the Company committed to a restructuring plan in its continuing efforts to reduce costs across its worldwide operations. In connection with this restructuring plan, the Company incurred a pre-tax restructuring and asset impairment charge in the third quarter of 2014 in an amount of $12.4 million. The charge was comprised of severance expenses of $9.7 million for a reduction of 100 employees, other related exit costs of $0.1 million, and a charge for impairment of assets of $2.6 million. Approximately $10 million of the charge will result in cash expenditures, primarily severance expense.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2014	Balance at Sept. 28, 2014
	(In thousands)
Workforce Reduction	$9,669	$108	$9,561
Fixed Asset Impairment	2,584	2,584	0
Other Related Exit Costs	133	0	133

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $10.6 million and $11.6 million for the nine months ended September 28, 2014, and September 29, 2013, respectively. Income tax payments amounted to $5.8 million and $7.1 million for the nine months ended September 28, 2014, and September 29, 2013, respectively.

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first nine months of 2014, the Company decreased its liability for unrecognized tax benefits by $0.8 million. As of September 28, 2014, the Company had accrued approximately $26.6 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of September 28, 2014 reflects a reduction for $21.8 million of these unrecognized tax benefits (see Note 10 for additional information).

NOTE 12 – FIRE AT AUSTRALIAN MANUFACTURING FACILITY

In July 2012, a fire occurred at the Company’s manufacturing facility in Picton, Australia, rendering the facility inoperable. In January 2014, the Company commenced operations at a new facility in Minto, Australia to service the Australia and New Zealand markets. For further information, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

NOTE 13 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first nine months of 2014, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.7 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

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

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2014

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$165,513	$124,193	$0	$(37,515)	$252,191
Cost of sales	122,076	84,035	0	(37,515)	168,596
Gross profit on sales	43,437	40,158	0	0	83,595
Selling, general and administrative expenses	27,925	29,952	6,081	0	63,958
Restructuring and asset impairment charge	4,592	7,794	0	0	12,386
Operating income (loss)	10,920	2,412	(6,081)	0	7,251
Interest/other expense	7,120	3,217	(3,792)	0	6,545
Income (loss) before taxes on income and equity in income of subsidiaries	3,800	(805)	(2,289)	0	706
Income tax expense (benefit)	5,824	(1,234)	(3,508)	0	1,082
Equity in income (loss) of subsidiaries	0	0	(1,595)	1,595	0
Net income (loss)	$(2,024)	$429	$(376)	$1,595	$(376)

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2014

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net sales	$472,358	$371,778	$0	$(112,329)	$731,807
Cost of sales	343,496	251,974	0	(112,329)	483,141
Gross profit on sales	128,862	119,804	0	0	248,666
Selling, general and administrative expenses	84,068	88,434	20,157	0	192,659
Restructuring and asset impairment charge	4,592	7,794	0	0	12,386
Operating income (loss)	40,202	23,576	(20,157)	0	43,621
Interest/other expense	20,448	8,680	(11,819)	0	17,309
Income (loss) before taxes on income and equity in income of subsidiaries	19,754	14,896	(8,338)	0	26,312
Income tax expense	11,234	4,119	(5,761)	0	9,592
Equity in income (loss) of subsidiaries	0	0	19,297	(19,297)	0
Net income (loss)	$8,520	$10,777	$16,720	$(19,297)	$16,720

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2014

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(In thousands)
Net Income (Loss)	$(2,024)	$429	$(376)	$1,595	$(376)
Currency Translation Adjustment	(270)	(15,601)	(120)	0	(15,991)
Pension Liability Adjustment	0	2,006	43	0	2,049
Comprehensive Income (Loss)	$(2,294)	$13,166	$(453)	$1,595	$(14,318)

 INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2014

	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTAL
	(In thousands)
Net Income (Loss)	$8,520	$10,777	$16,720	$(19,297)	$16,720
Currency Translation Adjustment	29	(11,727)	(111)	0	(11,809)
Pension Liability Adjustment	0	705	131	0	836
Comprehensive Income (Loss)	$8,549	$(245)	$16,740	$(19,297)	$5,747

INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 28, 2014

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,874	$33,749	$32,840	$0	$68,463
Accounts receivable	56,296	83,394	524	0	140,214
Inventories	75,686	86,278	0	0	161,964
Prepaids and deferred income taxes	5,451	22,558	5,380	0	33,389
Total current assets	139,307	225,979	38,744	0	404,030
Property and equipment less accumulated depreciation	86,344	147,334	2,711	0	236,389
Investment in subsidiaries	579,844	207,421	(90,979)	(696,286)	0
Goodwill	6,542	66,782	0	0	73,324
Other assets	1,653	10,375	83,505	0	95,533
	$813,690	$657,891	$33,981	$(696,286)	$809,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$46,745	$78,931	$18,624	$0	$144,300
Senior notes	0	0	247,500	0	247,500
Long term debt	0	27,988	0	0	27,988
Deferred income taxes	0	18,281	(2,369)	0	15,912
Other	35	6,954	25,882	0	32,871
Total liabilities	46,780	132,154	289,637	0	468,571

Common stock	94,145	102,199	6,645	(196,344)	6,645
Additional paid-in capital	249,302	12,525	375,401	(261,827)	375,401
Retained earnings (deficit)	425,896	475,546	(629,028)	(238,115)	34,299
Foreign currency translation adjustment	(2,433)	(33,784)	(6,177)	0	(42,394)
Pension liability	0	(30,749)	(2,497)	0	(33,246)
	$813,690	$657,891	$33,981	$(696,286)	$809,276

 INTERFACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2014

	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	INTERFACE, INC. (PARENT CORPORATION)	CONSOLIDATION AND ELIMINATION ENTRIES	CONSOLIDATED TOTALS
	(In thousands)
Net cash provided by operating activities	$12,014	$19,367	$9,219	$(5,703)	$34,897
Cash flows from investing activities:
Purchase of plant and equipment	(16,020)	(21,250)	(266)	5,413	(32,123)
Other	151	(894)	(1,207)	0	(1,950)
Net cash used for investing activities	(15,869)	(22,144)	(1,473)	5,413	(34,073)
Cash flows from financing activities:
Borrowing of long-term debt	0	1,877	0	0	1,877
Debt issuance costs	0	0	(106)	0	(106)
Other	3,234	(17,538)	14,014	290	0
Proceeds from issuance of common stock	0	0	159	0	159
Dividends paid	0	0	(6,647)	0	(6,647)
Net cash provided by (used for) financing activities	3,234	(15,661)	7,420	290	(4,717)
Effect of exchange rate change on cash	0	(527)	0	0	(527)
Net increase (decrease) in cash	(621)	(18,965)	15,166	0	(4,420)
Cash at beginning of period	2,495	52,714	17,674	0	72,883
Cash at end of period	$1,874	$33,749	$32,840	$0	$68,463

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended, or as of, September 28, 2014, and the comparable periods of 2013 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the planned bond redemptions and debt refinancing and anticipated interest savings therefrom, as well as the anticipated future charges, expenditures and savings relating to the restructuring plan adopted in the third quarter of 2014. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry, risks associated with the possible nonsatisfaction of the conditions to borrowing under the Company’s Syndicated Credit Facility, which facility is needed to complete the bond redemptions described in this report, as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

2014 Restructuring Charge

In the third quarter of 2014, we committed to a restructuring plan in our continuing efforts to reduce costs across our worldwide operations. In connection with this restructuring plan, we incurred a pre-tax restructuring and asset impairment charge in the third quarter of 2014 in an amount of $12.4 million. The charge was comprised of severance expenses of $9.7 million for a reduction of 100 employees, other related exit costs of $0.1 million, and impairment of assets of $2.6 million. Approximately $10 million of the charge will result in cash expenditures, primarily severance expense. This restructuring plan is anticipated to be substantially completed by the end of 2014, and is expected to yield annual cost savings of approximately $14 million beginning in 2015.

Fire at Australia Facility

In July 2012, a fire occurred at our manufacturing facility in Picton, Australia, which served customers throughout Australia and New Zealand. The fire caused extensive damage to the facility, as well as disruption to business activity in the region. Following the fire, we utilized adequate production capacity at our manufacturing facilities in Thailand, China, the U.S. and Europe to meet customer demand formerly serviced from Picton. While this has been executed with success, there were, as expected, business disruptions and delays in shipments that affected sales following the fire. We have now completed the build-out of a new manufacturing facility in Minto, Australia, which commenced operations in January 2014. For additional information on the fire, please see the Note entitled “Fire at Australian Manufacturing Facility” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

General

During the quarter ended September 28, 2014, we had net sales of $252.2 million, compared with net sales of $254.4 million in the third quarter last year. Fluctuations in currency exchange rates did not have a significant impact during the quarter compared with the prior year period. During the first nine months of fiscal year 2014, we had net sales of $731.8 million, compared with net sales of $708.3 million in the first nine months of last year. Fluctuations in currency exchange rates did not have a significant impact on this comparison.

Included in our results for the third quarter of 2014 is the pre-tax restructuring and asset impairment charge of $12.4 million described above.

During the third quarter of 2014, including the restructuring and asset impairment charge discussed above, we had a net loss of $0.4 million, or $0.01 per share. We had net income of $15.0 million, or $0.23 per share, in the third quarter of 2013. During the nine months ended September 28, 2014, including the restructuring and asset impairment charge discussed above, we had net income of $16.7 million, or $0.25 per share. During the nine months ended September 29, 2013, we had net income of $32.9 million, or $0.50 per share. Included in the results for the first nine months of 2013 was a one-time tax dispute resolution benefit of $1.9 million related to the execution of bilateral pricing agreements. See the discussion in Note 11 of Part I, Item 1 of this report, entitled “Income Taxes,” for further information.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended September 28, 2014, and September 29, 2013, respectively:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.9	63.9	66.0	64.8
Gross profit on sales	33.1	36.1	34.0	35.2
Selling, general and administrative expenses	25.4	25.1	26.3	26.2
Restructuring and asset impairment charge	4.9	--	1.7	--
Operating income	2.9	10.9	6.0	9.0
Interest/Other expenses	2.6	2.5	2.4	2.7
Income before tax expense	0.3	8.4	3.6	6.3
Income tax expense	0.4	2.5	1.3	1.7
Net income (loss)	(0.1)	5.9	2.3	4.6

Net Sales

Below we provide information regarding net sales, and analyze those results, for the three-month and nine-month periods ended September 28, 2014, and September 29, 2013, respectively.

	Three Months Ended		Percentage
	Sept. 28, 2014	Sept. 29, 2013	Change
	(In thousands)
Net Sales	$252,191	$254,448	(0.9)%

	Nine Months Ended		Percentage
	(In thousands)
	Sept. 28, 2014	Sept. 29, 2013	Change
Net Sales	$731,807	$708,300	3.3%

For the three months ended September 28, 2014, net sales decreased $2.3 million (0.9%) versus the comparable period in 2013. On a geographic basis, we experienced a slight decline (less than 1%) in the Americas, a 4% decline in Europe (in local currency and as translated into U.S. dollars), and a 3% increase in the Asia-Pacific region. In the Americas, increases in the hospitality (up 53%) and residential (up 15%) market segments were offset by declines in the retail (down 6%) and education (down 2%) market segments. The increase in the residential market segment was primarily in the multi-family sector as our residential consumer business, FLOR, experienced an 8% decline for the quarter. The corporate office market segment in the Americas experienced a small increase (up less than 1%) for the quarter. The decline in Europe was due to the negative impacts of political unrest and economic uncertainty in Eastern Europe, the Middle East and Russia. In Europe, the corporate office segment experienced an increase of 2%, which was more than offset by declines in non-office market segments, particularly government (down 40%) and education (down 19%). In Asia-Pacific, we saw a strong sales increase in Australia (up 13%) as a result of the full impact of our return to local manufacturing there, offset by weaker sales performance in Asia (down 6%). The sales decline in Asia was a result of generally softer economic conditions in China and political uncertainty in Southeast Asia. In the Asia-Pacific region, the largest sales increases were seen in the healthcare (up over 100%) and education (up 53%) market segments. These increases were partially offset by declines in the retail (down 33%) and government (down 51%) market segments. In Asia-Pacific, the corporate office market segment was essentially even compared with the third quarter of 2013.

For the nine months ended September 28, 2014, sales increased $23.5 million (3.3%) versus the comparable period in 2013. This sales increase was seen in the first six months of 2014, as we experienced declining sales in the third quarter of 2014 compared with the third quarter of 2013. On a geographic basis, sales increased in the Americas (up 3%) and Europe (up 8% in U.S. dollars, or 5% in local currency) for the nine-month period, partially offset by a decline in Asia-Pacific of 3%. In the Americas, the largest sales increases were in the hospitality (up 34%), residential (up 20%), education (up 5%) and retail (up 6%) market segments. Corporate office segment sales in the Americas increased by approximately 1% for the period. These increases were partially offset by a decline in the government (down 4%) market segment. In Europe, the corporate office segment accounted for almost the entirety of the increase (up 11% in U.S. dollars, or 7% in local currency), as non-office market segments in the aggregate were essentially even year-over-year. In Asia-Pacific, the sales decline occurred mostly in the corporate (down 6%), retail (down 28%) and government (down 61%) market segments. These declines were partially mitigated by sales increases in the education (up 35%) and healthcare (up over 100%) market segments.

Cost and Expenses

The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended September 28, 2014, and September 29, 2013, respectively:

	Three Months Ended		Percentage
Cost and Expenses	Sept. 28, 2014	Sept. 29, 2013	Change
	(In thousands)
Cost of sales	$168,596	$162,695	3.6%
Selling, general and administrative expenses	63,958	63,918	0.0%
Total	$232,554	$226,613	2.6%

	Nine Months Ended		Percentage
Cost and Expenses	Sept. 28, 2014	Sept. 29, 2013	Change
	(In thousands)
Cost of sales	$483,141	$459,062	5.2%
Selling, general and administrative expenses	192,659	185,606	3.8%
Total	$675,800	$644,668	4.8%

For the three months ended September 28, 2014, our costs of sales increased $5.9 million (3.6%) versus the comparable period in the prior year. Fluctuations in currency exchange rates did not have a significant impact on this comparison. Our raw material prices did not experience significant fluctuation during the third quarter of 2014 compared with the third quarter of 2013. The increase in cost of sales is largely as a result of increased manufacturing complexity associated with new product introductions during the current year period. We also experienced a sales mix toward lower gross margin products during the 2014 third quarter as we continue to expand in market segments with historically lower penetration of carpet tile. In addition, disruptions in yarn supply also caused manufacturing inefficiencies in the 2014 third quarter. As a result of these factors, as a percentage of sales, cost of sales increased to 66.9% for the three months ended September 28, 2014, compared with 63.9% for the comparable period of 2013. In connection with our restructuring actions taken during the third quarter of 2014, as well as other manufacturing efficiency initiatives, we expect to see gross margin expansion in future periods.

For the nine months ended September 28, 2014, our cost of sales increased $24.1 million (5.2%) versus the comparable period in the prior year. Fluctuations in currency exchange rates did not have a significant impact on this comparison. Our raw material prices did not experience significant fluctuation during the first nine months of 2014 compared with the first nine months of 2013. The increase in cost of sales was due to the factors described above for the three months ended September 28, 2014, as well as increased materials costs ($12 million) and labor costs ($1.8 million) associated with higher production levels during the first six months of 2014. Due to these factors, as a percentage of sales, cost of sales increased to 66.0% for the first nine months of 2014 versus 64.8% for the first nine months of 2013.

For the three months ended September 28, 2014, our selling, general and administrative expenses remained essentially even with the comparable period in 2013. Within the selling, general and administrative expenses line item, we experienced current year period increases in selling expense (up $1.3 million) associated with our targeted sales personnel additions, primarily within our Americas business, and $0.7 million of increased marketing expense for global marketing efforts. These increases were almost entirely offset by reduced administrative costs associated with lower levels of incentive compensation as performance targets were not met to the same level as in 2013. As discussed above, we implemented a restructuring plan in the third quarter of 2014 which is expected to reduce our selling, general and administrative expense going forward. As a percentage of sales, selling, general and administrative expenses increased to 25.4% for the three months ended September 28, 2014, versus 25.1% for the comparable period of 2013.

For the nine months ended September 28, 2014, our selling, general and administrative expenses increased $7.1 million (3.8%) versus the comparable period in 2013. All of this increase occurred in the first six months of 2014, as these expenses were essentially even in the third quarter of 2014 compared with the third quarter of 2013. The increase for the nine-month period was primarily due to increased selling expense ($5.5 million) associated with increased sales for the first six months of 2014, particularly in our European operations, and targeted sales force additions in key end user markets, particularly in the Americas. We also experienced an increase in marketing expense of approximately $1.2 million for continued global marketing campaigns and new product introductions in the current year period. The rate of sales increase for the nine months ended September 28, 2014 kept pace with these additional expenses, and as a result, selling, general and administrative expenses as a percentage of sales increased only slightly to 26.3% for the period, versus 26.2% for the nine-month period ended September 29, 2013.

Interest Expense

For the three-month period ended September 28, 2014, our interest expense decreased $0.7 million to $5.6 million, versus $6.3 million in the comparable period of 2013. For the nine months ended September 28, 2014, our interest expense decreased $1.9 million to $16.5 million, versus $18.4 million in the comparable period of 2013. The primary reasons for these decreases were the redemption of $27.5 million of our 7.625% Senior Notes in the fourth quarter of 2013, as well as the repayment at maturity of the remaining $8.1 million of our 11.375% Senior Subordinated Notes in the fourth quarter of 2013. While we did have borrowings outstanding under our Syndicated Credit Facility for the third quarter and first nine months of 2014, which were not present in the third quarter and first nine months of 2013, these borrowings were at a significantly lower interest rate than the senior notes which were repaid and redeemed in the fourth quarter of 2013.

Liquidity and Capital Resources

General

At September 28, 2014, we had $68.5 million in cash. At that date, we had $28.0 million of borrowings and $3.3 million in letters of credit outstanding under our Syndicated Credit Facility. As of September 28, 2014, we could have incurred $168.7 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred an additional $8.4 million of borrowings under our other lines of credit in place at other non-U.S. subsidiaries.

On October 3, 2014, subsequent to the end of the third quarter, we amended our Syndicated Credit Facility. The amendment expands the aggregate borrowing availability for revolving loans under the Syndicated Credit Facility from $200 million to $250 million, provides for up to $200 million of new Term Loan A borrowing availability which may be used to repurchase or redeem (before December 31, 2014) the Company’s 7.625% Senior Notes, and extends the maturity of the Syndicated Credit Facility to October 3, 2019. The amendment provides for required amortization payments of any Term Loan A borrowing, as well as mandatory prepayments of any Term Loan A borrowing (and any term loans made available pursuant to any future multicurrency loan facility increase) from certain asset sales, casualty events and debt issuances, subject to certain qualifications and exceptions as provided for therein. Pursuant to the amendment, we have the option to further increase (in the future) the borrowing availability under the Syndicated Credit Facility, either for revolving loans or term loans, by up to $150 million, subject to the receipt of lender commitments for such increase and the satisfaction of certain other conditions. All other terms of the Syndicated Credit Facility, including covenants, interest rates and fees, events of default and collateral, remain substantially unchanged.

Following the amendment of our Syndicated Credit Facility, on October 10, 2014, we elected to redeem $27.5 million aggregate principal amount of our 7.625% Senior Notes at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date of November 26, 2014. In addition, on October 17, 2014, we elected to redeem the remaining $220 million aggregate principal amount of 7.625% Senior Notes that had not previously been called for redemption, at a price equal to 103.813% of the principal amount of the notes redeemed, plus accrued interest to the redemption date of December 1, 2014. These redemptions are expected to require $266.1 million, and to be funded through a combination of Term Loan A and revolving borrowings under the expanded Syndicated Credit Facility, and cash on hand. It is estimated that the redemptions and refinancing of this debt will result in $12 million to $13 million in annualized interest savings, based on current interest rates.

Analysis of Cash Flows

Our primary sources of cash during the nine months ended September 28, 2014 were (1) $14.4 million due to an increase in accounts payables and accruals, (2) $1.9 million of borrowings under our Syndicated Credit Facility, and (3) $1.8 million due to a decrease in prepaid expenses and other current assets. Our primary uses of cash during this period were (1) $32.1 million for capital expenditures, (2) $15.5 million for increased inventory levels, and (3) $7.4 million due to an increase in accounts receivable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, under Item 7A of that Form 10-K. Our discussion here focuses on the period ended September 28, 2014, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At September 28, 2014, we recognized an $11.8 million decrease in our foreign currency translation adjustment account compared to December 29, 2013, primarily because of the strengthening of the U.S. dollar against certain foreign currencies.

Sensitivity Analysis. For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at September 28, 2014. The values that result from these computations are compared with the market values of these financial instruments at September 28, 2014. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

As of September 28, 2014, based on a hypothetical immediate 150 basis point increase in interest rates, with all other variables held constant, the market value of our fixed rate long-term debt would be impacted by a net decrease of approximately $0.7 million. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed rate long-term debt of approximately $0.7 million.

As of September 28, 2014, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10.1 million or an increase in the fair value of our financial instruments of $8.2 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There were no material changes in risk factors in the third quarter of 2014. For a discussion of risk factors, see Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 28, 2014:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4)

June 30, 2014	0	0	0	0
July 1 – July 31, 2014	5,176	$18.41	0	0
August 1 – August 31, 2014	0	0	0	0
September 1 – September 28, 2014	1,991	16.86	0	0
Total	7,167	$17.98	0	0

(1) The monthly periods identified above correspond to the Company’s fiscal third quarter of 2014, which commenced June 30, 2014 and ended September 28, 2014.

(2) The referenced shares were acquired by the Company from certain of our employees to satisfy income tax withholding obligations in connection with the vesting, in the third quarter of 2014, of certain previous awards of restricted stock.

(3) The referenced price paid per share represents the fair market value of all shares acquired from employees on the date the shares vested, which is equal to the closing price of the Company’s common stock on the NASDAQ stock exchange on the day preceding the vesting date. The total represents the weighted average price paid per share.

(4) We did not have a publicly announced stock repurchase program in place in the third quarter of 2014. On October 7, 2014, subsequent to the end of the third quarter, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1

First Amendment to Syndicated Facility Agreement, dated as of October 3, 2014 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on October 7, 2014, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: November 6, 2014	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBITS INCLUDED HEREWTIH

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