Form 10-K
period 2014-12-28
INTERFACE INC
filed 2015-02-25
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 27, 2014: $1,219,646,337 (64,565,714 shares valued at the closing sale price of $18.89 on June 27, 2014). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 13, 2015:

Class	Number of Shares
Common Stock, $0.10 par value per share	66,561,101

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Introduction and General

We are a worldwide leader in design, production and sales of modular carpet, also known as carpet tile. For the past several years, modular carpet sales growth in the floorcovering industry has significantly outpaced the growth of the overall industry, as architects, designers and end users increasingly recognized the unique and superior attributes of modular carpet, including its dynamic design capabilities, greater economic value (which includes lower costs as a result of reduced waste in both installation and replacement), and installation ease and speed.

As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet in over 110 countries under the established brand names Interface® and FLOR®. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 57%, 28% and 15%, respectively, for fiscal year 2014.

Capitalizing on our leadership in modular carpet for the corporate office segment, we are executing a market diversification strategy to increase our presence and market share for modular carpet in non-corporate office market segments, such as government, education, healthcare, hospitality and retail space, which combined are more than twice the size of the approximately $1 billion U.S. corporate office market segment. Our diversification strategy also targets the approximately $9 billion U.S. residential market segment for carpet. As a result of our efforts, our mix of corporate office versus non-corporate office modular carpet sales in the Americas was 44% and 56%, respectively, for 2014. Company-wide, our mix of corporate office versus non-corporate office sales was 58% and 42%, respectively, in 2014. We believe the appeal and utilization of modular carpet is growing in each of these non-corporate office market segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these segments around the world.

In July 2012, a fire occurred at our manufacturing facility in Picton, Australia, causing extensive damage and rendering the facility inoperable. The Picton facility served our customers throughout Australia and New Zealand. Following the fire, we utilized adequate production capacity at our other manufacturing facilities to meet customer demand typically serviced from Picton, while we completed the build-out of a new manufacturing facility in Minto, Australia. The new facility in Minto commenced operations in January 2014 and is now fully operational. For additional information, please see Items 7 and 8 of this Annual Report.

In August 2012, we sold our Bentley Prince Street business segment, which designed, manufactured and marketed high-end, designer-oriented broadloom and modular carpet. For additional information, please see Items 7 and 8 of this Annual Report.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment. We are the world’s leading manufacturer of carpet tile. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users have become more familiar with its unique attributes. We continue to drive this trend with our product innovations and designs discussed below. According to the annual Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was ranked as the number one “hot product” for each of the years 2002 through 2012, and was ranked number two in 2013 and 2014. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership.  Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace, and our established brand names are leaders in the industry. The 2014 Floor Focus survey ranked our Interface brand first or second in the survey categories of service, quality, design, performance and value. In the North American residential market segment, our FLOR brand is known for its high style carpet design squares that consumers assemble to create custom rugs, runners or wall-to-wall designs in the home. On the international front, Interface is a well-recognized brand name in carpet tiles for commercial and institutional use. More generally, as the appeal and utilization of modular carpet continues to expand into market segments such as government, healthcare, education, hospitality, and retail and residential space, our reputation as the pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets.

Innovative Product Design and Development Capabilities.  Our product design and development capabilities have long given us a significant competitive advantage, and they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our recent design innovations is the introduction of long and narrow rectangular carpet tiles in the shape of planks, and even more narrow versions known as skinny planks. The use of planks and skinny planks increases the design versatility of our carpet tile, as these products can create aesthetics (such as a herringbone pattern) that are different from, or enhance, that of our traditional square carpet tiles.

The award-winning design firm David Oakey Designs has had a pivotal role in developing our plank and skinny plank products, as well as many of our other innovative product designs, and our long-standing exclusive relationship with David Oakey Designs remains vibrant and augments our internal research, development and design staff. As another example, David Oakey Designs has developed products that are manufactured using state-of-the-art tufting technology which allows us to pinpoint tufts of different colored yarns in virtually any arrangement within a carpet tile. These unique designs are best exemplified by our Urban Retreat®, Net Effect® and Human Nature® collections, which are sold throughout our international operations.

Historically, one of our best design innovations is our i2™ modular product line, which includes our popular Entropy® product for which we received a patent in 2005 on the key elements of its design. The i2 line introduced and features mergeable dye lots, and includes a number of carpet tile products that are designed to be installed randomly without reference to the orientation of neighboring tiles. The i2 line offers cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. Another more recent innovation is our TacTiles® carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles, thus eliminating the need for traditional carpet adhesive and resulting in a reduction in installation time and waste materials.

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

Recognized Global Leadership in Ecological Sustainability. Our long-standing goal and commitment to be ecologically “sustainable” — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — have emerged as a competitive strength for our business and remain a strategic initiative. It includes Mission Zero®, our global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us with a differentiating advantage in competing for business among architects, designers and end users of our products, who often make purchase decisions based on “green” factors. The 2014 Floor Focus survey, which named our Interface business the top among “Green Leaders” and gave us the top honors for “Green Kudos”, found that 76% of the designers surveyed consider sustainability an added benefit and 19% consider it a “make or break” issue when deciding what products to recommend or purchase.

Experienced and Motivated Management and Sales Force.  An important component of our competitive position is the quality of our management team and its commitment to developing and maintaining an engaged and accountable workforce. Our team is highly skilled and dedicated to guiding our overall growth and expansion into our targeted market segments, while maintaining our leadership in traditional markets and our high contribution margins. We utilize an internal marketing and predominantly commissioned sales force of more than 650 experienced personnel, stationed at over 70 locations in over 30 countries, to market our products and services in person to our customers. Our incentive compensation and our sales and marketing training programs are tailored to promote performance and facilitate leadership by our executives both in strategic areas as well as the company as a whole.

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

As part of this strategy, our FLOR line of products focuses on the U.S. residential carpet and rugs market segment. These products were specifically created to bring high style modular carpet and rugs to the North American residential market. We offer FLOR in three primary sales channels – catalogs, the Internet, and in our FLOR retail stores. We currently have 21 FLOR stores (20 in the U.S. and one in Canada), where customers have the opportunity to experience the modular carpet concept and bring their carpet design ideas to life. The services offered by our FLOR stores also include in-store design appointments, in-home design consultations and installation services. Through these sales channels, FLOR sales have grown more than 200% from 2005 to 2014.

Penetrate Expanding Geographic Markets for Modular Products. The popularity of modular carpet continues to increase compared with other floorcovering products across most markets, internationally as well as in the United States. While maintaining our leadership in the corporate office segment, we will continue to build upon our position as the worldwide leader for modular carpet in order to promote sales in all market segments globally. A principal part of our international focus – which utilizes our global marketing capabilities and sales infrastructure – is the significant opportunities in several emerging geographic markets for modular carpet. These emerging markets, such as China, India and Eastern Europe, represent large and growing economies that are essentially new markets for modular carpet products. Others expanding geographic markets, such as Germany and Italy, are established markets that are transitioning to the use of modular carpet from historically low levels of penetration. Each of these geographic markets represents a significant growth opportunity for our modular carpet business.

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

Sustain Leadership in Product Design and Development. As discussed above, our leadership position for product design and development is a competitive advantage and key strength. Our plank, skinny plank, and i2 products and TacTiles installation system have confirmed our position as an innovation leader in modular carpet. We will continue initiatives to sustain, augment and capitalize upon that strength to continue to increase our market share in targeted market segments. Our Mission Zero global branding initiative, which draws upon and promotes our ecological sustainability commitment, is part of those initiatives and includes placing our Mission Zero logo on many of our marketing and merchandising materials distributed throughout the world.

Use Strong Free Cash Flow Generation to De-leverage Our Balance Sheet. Our principal business has been structured – including through our rationalization and repositioning initiatives – to yield high contribution margins and generate strong free cash flow (by which we mean cash available to apply towards debt service and potential stock repurchases, strategic acquisitions and the like). Our historical investments in global manufacturing capabilities and mass customization techniques and facilities, which we have maintained, also contribute to our ability to generate substantial levels of free cash flow. We will use our strong free cash flow generation capability to continue to repay debt, potentially repurchase shares, and strengthen our financial position. We will also continue to execute programs to reduce costs further and enhance free cash flow.  In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow as demand for our products rises.

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

Seasonality

Our first quarter has typically been our slowest quarter while our fourth quarter has typically been our best quarter, with sales generally increasing throughout the course of the fiscal year.  However, in some recent years, as our sales efforts and results in the education market segment (which has a heavy buying season in the summer months) have increased, our third quarter sales have occasionally eclipsed our fourth quarter sales.

Our Products and Services

Modular Carpet

Interface is the world’s largest manufacturer and marketer of modular carpet. Our modular carpet system, which is marketed under the established global brands Interface and FLOR, utilizes carpet tiles cut in precise, dimensionally stable squares (usually 50 cm x 50 cm) or rectangles (such as planks and skinny planks) to produce a floorcovering that combines the appearance and texture of traditional soft floorcovering with the advantages of a modular carpet system. Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that provides dimensional stability and reduces the need for adhesives or fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we market under the GlasBacRE brand. In addition, we make carpet tile with yarn containing varying degrees of post-consumer nylon, depending on the style and color. We received the 2012 and 2011 Best of NeoCon Silver Awards in the modular carpet category for our Urban Retreat and Luxe at Work™ Collections, respectively.

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

In addition to general uses of our carpet tile, we produce and sell a specially adapted version of our carpet tile for the healthcare facilities market. Our carpet tile possesses characteristics — such as the use of the Intersept® antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns — which make it suitable for use in these facilities in place of hard surface flooring. Moreover, we launched our FLOR line of products to specifically target modular carpet sales to the residential market segment. Through our relationship with David Oakey Designs, we also have created modular carpet products (some of which are part of our i2 product line) specifically designed for each of the education, hospitality and retail market segments.

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

Marketing and Sales

We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we also emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including Interface and FLOR. Our exclusive consulting agreement with the award-winning, premier design firm David Oakey Designs enabled us to introduce more than 15 new carpet designs in the United States in 2014 alone.

An important part of our marketing and sales efforts involves the preparation of custom-made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles to meet the customer’s particular needs. Our mass customization initiative simplified our carpet manufacturing operations, which significantly improved our ability to respond quickly and efficiently to requests for samples. In most cases, we can produce samples to customer specifications in less than five days, which significantly enhances our marketing and sales efforts and has increased our volume of higher margin custom or made-to-order sales. In addition, through our websites, we have made it easy to view and request samples of our products. We also use technology which allows us to provide digital, simulated samples of our products, which helps reduce raw material and energy consumption associated with our samples.

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

Manufacturing

We manufacture carpet at two locations in the United States and at facilities in the Netherlands, the United Kingdom, Thailand, China and Australia.

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

The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands, Thailand, China and Australia are certified under International Standards Organization (ISO) Standard No. 14001.

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

In addition, we believe that our goal and commitment to be ecologically “sustainable” by 2020 is a brand-enhancing, competitive strength as well as a strategic initiative. Our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and the related LEED certification program, resonate deeply with many of our customers and prospects around the globe. Our modular carpet products historically have had inherent installation and maintenance advantages that translated into greater efficiency and waste reduction. We are using raw materials and production technologies, such as our Cool Blue backing line and our ReEntry 2.0 reclaimed carpet separation process, that directly reduce the adverse impact of those operations on the environment and limit our dependence on petrochemicals.

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 80 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $13.9 million, $12.6 million and $12.4 million in 2014, 2013, and 2012, respectively.

Our research and development team provides technical support and advanced materials research and development for us. The team assisted in the development of our NexStep® backing, which employs moisture-impervious polycarbite precoating technology with a chlorine-free urethane foam secondary backing, and also helped develop a post-consumer recycled content, polyvinyl chloride, or PVC, extruded sheet process that has been incorporated into our GlasBacRE modular carpet backing. Our post-consumer recycled content PVC extruded sheet exemplifies our commitment to “closing-the-loop” in recycling. More recently, this team developed our TacTiles carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles. The team also helped implement our Cool Blue flexible inputs backing line and our ReEntry 2.0 reclaimed carpet separation technology and post-consumer recycling technology for nylon face fibers. With a goal of supporting sustainable product designs in floorcoverings applications, we continue to evaluate renewable polymers for use in our products.

Our research and development team also is the coordinator of our QUEST and EcoSense initiatives (discussed below under “Environmental Initiatives”) and supports the dissemination, consultancies and technical communication of our global sustainability endeavors. This team also provides all biochemical and technical support to Intersept antimicrobial chemical product initiatives.

Innovation and increased customization in product design and styling are the principal focus of our product development efforts, and this focus has led to several design breakthroughs such as our plank and skinny plank products, as well as our i2 product line. Our carpet design and development team is recognized as an industry leader in carpet design and product engineering for the commercial and institutional markets.

David Oakey Designs provides carpet design and consulting services to us pursuant to a consulting agreement. David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our modular carpet businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The current agreement runs through August 2017. While the agreement is in effect, David Oakey Designs cannot provide similar services to any other carpet company. Through our relationship with David Oakey Designs, we introduced more than 15 new carpet designs in 2014 alone, and have enjoyed considerable success in winning U.S. carpet industry awards.

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

Our leadership, knowledge and expertise in this area, especially in the “green building” movement and the related LEED certification program, resonate deeply with many of our customers and prospects around the globe. As more customers in our target markets share our view that sustainability is good business and not just good deeds, our acknowledged leadership position should strengthen our brands and provide a differentiated advantage in competing for business.

To further raise awareness of our goal of becoming sustainable, we launched our Mission Zero global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. As part of this initiative, our Mission Zero logo appears on many of our marketing and merchandising materials distributed throughout the world.

A high point in our pursuit of Mission Zero is our partnership with the Zoological Society of London on a program called Net-Works®. Together we are working with communities in the Philippines to collect discarded fishing nets that are damaging a large coral reef, and diverting them to our yarn supplier where they are recycled into new carpet fiber. Net-Works provides a source of income for members of these communities in the Philippines, while also cleaning up the beaches and waters where they live and work. Our Net Effect Collection of carpet tile products, among others, contains yarn that is partly made from the recycled fishing nets collected through the Net-Works program. This program is a big step in redesigning our supply chain from a linear take-make-waste process toward a closed loop system, and it advances our ultimate goal of becoming a restorative enterprise.

Backlog

Our backlog of unshipped orders was approximately $124.3 million at February 15, 2015, compared with approximately $117.4 million at February 16, 2014. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 15, 2015 are expected to be shipped during the succeeding six to nine months.

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

We also own many trademarks in the United States and abroad. In addition to the United States, the primary countries in which we have registered our trademarks are the United Kingdom, Germany, Italy, France, Canada, Australia, New Zealand, Japan, and various countries in Central America, South America and Asia. Some of our more prominent registered trademarks include: Interface, FLOR, Heuga, Intersept, GlasBac, Intercell, and Mission Zero. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other countries varies from country to country.

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

Employees

At December 28, 2014, we employed a total of 3,245 employees worldwide. Of such employees, 1,808 were clerical, staff, sales, supervisory and management personnel and 1,437 were manufacturing personnel. We also utilized the services of 178 temporary personnel as of December 28, 2014.

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

Environmental Matters

Our operations are subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands, Thailand, China and Australia are certified under ISO Standard No. 14001.

Executive Officers of the Registrant

Our executive officers, their ages as of December 28, 2014, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	60	President and Chief Executive Officer
Jay D. Gould	55	Executive Vice President and Chief Operating Officer
Robert Boogaard	46	Senior Vice President (Europe)
Robert A. Coombs	56	Senior Vice President (Asia-Pacific)
Patrick C. Lynch	45	Senior Vice President and Chief Financial Officer
John R. Wells	53	Senior Vice President (Americas)
Raymond S. Willoch	56	Senior Vice President-Administration, General Counsel and Secretary
Jo Ann Herold	49	Vice President and Chief Marketing Officer
Sanjay Lall	54	Vice President and Chief Information Officer
Nigel Stansfield	47	Vice President and Chief Innovations Officer

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

Mr. Gould joined us in January 2015. From 2012 to January 2015, Mr. Gould was the Chief Executive Officer of American Standard Brands, a kitchen and bath products company. Prior to his employment with American Standard Brands, Mr. Gould held senior executive roles at Newell Rubbermaid Inc., a global marketer of consumer and commercial products, serving as President of its Home & Family business group from 2008 to 2012 and President of its Parenting Essentials business group from 2006 to 2008. He also previously held executive level positions at The Campbell Soup Company (2002-2006) and The Coca-Cola Company (1995-2002).

Mr. Boogaard joined us in 2011 as Senior Vice President of Sales for our European floorcovering division. Prior to joining Interface, Mr. Boogaard spent 18 years in the office furniture industry in the U.S. and Europe, followed by three years as Director of Global Strategy, Marketing and Commercial Services for a manufacturer of membrane filtration technology used in high end applications such as water purification. Mr. Boogaard was named Interim President of our Europe division in July 2013 (when the former divisional president began a medical leave), and was appointed Senior Vice President of Interface and President of the Europe division in February 2015.

Mr. Coombs originally worked for us from 1988 to 1993 as a marketing manager for our Heuga carpet tile operations in the United Kingdom and later for all of our European floorcovering operations. In 1996, Mr. Coombs returned to us as Managing Director of our Australian operations. He was promoted in 1998 to Vice President-Sales and Marketing, Asia-Pacific, with responsibility for Australian operations and sales and marketing in Asia, which was followed by a promotion to Senior Vice President, Asia-Pacific. He was promoted to Senior Vice President, European Sales, in May 1999 and Senior Vice President, European Sales and Marketing, in April 2000. In February 2001, he was promoted to President and Chief Executive Officer of Interface Overseas Holdings, Inc. with responsibility for all of our floorcoverings operations in both Europe and the Asia-Pacific region, and he became a Vice President of Interface. In September 2002, Mr. Coombs relocated back to Australia, retaining responsibility for our floorcovering operations in the Asia-Pacific region while another executive assumed responsibility for floorcovering operations in Europe. Mr. Coombs was promoted to Senior Vice President of Interface in July 2008.

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

Mr. Lall joined us in May 2012 and serves as Vice President and Chief Information Officer. In this role, Mr. Lall is responsible for the overall technology direction of Interface and for harmonizing and enhancing our information technology resources globally. Prior to Interface, he served as Vice President and Chief Information Officer at SimplexGrinnell, a $2 billion business unit of Tyco Corporation, a leader in fire and safety products and monitoring services highly dependent on technology. There he was responsible for activities across the enterprise related to technical infrastructure, architecture and application management. Before that, he served as Vice President and Chief Information Officer at STERIS Corporation, a global medical device manufacturer and marketer for infection prevention, contamination control and surgical and critical care products, and previously he was Vice President and Chief Information Officer for Suntory Water Group, the second largest U.S. manufacturer, marketer and distributor of bottled water.

Mr. Stansfield is our Vice President and Chief Innovations Officer, with global responsibility for developing and implementing Interface’s strategy to have a more open and collaborative approach to innovation. Mr. Stansfield was the Operations Manager for Firth Carpets (our former European broadloom operations) at the time it was acquired by us in 1997. For two years following that acquisition, Mr. Stansfield served as Manufacturing Systems Manager, part of a global project team that designed and implemented MRP manufacturing software systems at seven of our manufacturing plants. In 1999, he returned to Firth Carpets as Operations Director. In 2002, he became a member of our European research and development team focusing on our sustainability initiatives, and in 2004, he became Product and Innovations Director for all of our European Operations. In 2010, he joined our European management team as Senior Vice President of Product, Design and Innovation, before taking his current role in March 2012.

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

We have substantial international operations. In 2014, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2014 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

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

Our Syndicated Credit Facility matures in October 2019.  We cannot assure you that we will be able to renegotiate or refinance this debt on commercially reasonable terms, or at all, especially given the effects of the worldwide financial and credit crisis.

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

As a consequence of our level of indebtedness, a substantial portion of our cash flow from operations must be dedicated to debt service requirements. In addition, borrowings under our Syndicated Credit Facility have variable interest rates, and therefore our interest expenses will increase if the underlying market rates (upon which the variable interest rates are based) increase. The terms of our Syndicated Credit Facility also limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. They also require us to comply with certain other reporting, affirmative and negative covenants and meet certain financial tests. If we fail to satisfy these tests or comply with these covenants, a default may occur, in which case the lenders could accelerate the debt as well as any other debt to which cross-acceleration or cross-default provisions apply. We cannot assure you that we would be able to renegotiate, refinance or otherwise obtain the necessary funds to satisfy these obligations.

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

We believe that our manufacturing and distribution facilities and our marketing offices, particularly with our new manufacturing facility in Minto, Australia that commenced operations in January 2014, are sufficient for our present operations. We will continue, however, to consider the desirability of establishing additional facilities and offices in other locations around the world as part of our business strategy to meet expanding global market demands. Substantially all of our owned properties in the United States are subject to mortgages, which secure borrowings under our Syndicated Credit Facility.

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

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 13, 2015, we had 656 holders of record of our Common Stock. We estimate that there are in excess 9,000 beneficial holders of our Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s Common Stock on the Nasdaq Global Select Market as well as dividends paid during such periods.

	High	Low	Dividends Per Share
2015
First Quarter (through February 13, 2015)	$17.28	$15.13	$0.00
2014
Fourth Quarter	$16.74	$12.98	$0.04
Third Quarter	19.41	15.72	0.04
Second Quarter	21.13	17.11	0.03
First Quarter	22.46	18.63	0.03
2013
Fourth Quarter	$21.74	$18.54	$0.03
Third Quarter	20.30	16.73	0.03
Second Quarter	19.86	15.13	0.025
First Quarter	19.96	15.76	0.025

On February 18, 2015, our Board also declared a regular quarterly cash dividend of $0.04 per share, payable March 20, 2015 to shareholders of record as of March 6, 2015. Future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in the agreement for our Syndicated Credit Facility, which specifies conditions as to when any dividend payments may be made. As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

Stock Performance

The following graph and table compare, for the five-year period ended December 28, 2014, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) a self-determined peer group comprised primarily of companies in the commercial interiors industry, assuming an initial investment of $100 in each on January 3, 2010 (the last day of the fiscal year 2009).

	1/3/10	1/2/11	1/1/12	12/30/12	12/29/13	12/28/14
Interface, Inc.	$100	$189	$140	$193	$265	$206
NASDAQ Composite Index	$100	$118	$117	$134	$192	$224
Self-Determined Peer Group (14 Stocks)	$100	$138	$133	$188	$282	$313

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.
(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.
(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(4)	The index level was set to $100 as of January 3, 2010 (the last day of fiscal 2009).
(5)	The Company’s fiscal year ends on the Sunday nearest December 31.
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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended December 28, 2014:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)

September 29 – September 30, 2014	0	$0	0	0
October 1 – October 31, 2014(2)	216,446	14.54	215,922	284,078
November 1 – November 30, 2014	284,078	15.87	284,078	0
December 1 – December 28, 2014(2)	1,426	15.08	0	0
Total	501,950	$15.30	500,000	0

(1) The monthly periods identified above correspond to the Company’s fiscal fourth quarter of 2014, which commenced September 29, 2014 and ended December 28, 2014.

(2) Includes certain shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous grants of restricted stock awards or the exercise of non-qualified stock options.

(3) On October 7, 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year.

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

	Selected Financial Data(1)
	2014	2013	2012	2011	2010
	(in thousands, except per share data and ratios)
Net sales	$1,003,903	$959,989	$932,020	$953,045	$862,314
Cost of sales	663,876	618,880	614,841	618,303	549,184
Operating income(2)	70,295	95,630	64,648	85,700	93,107
Income from continuing operations(3)	24,808	48,255	22,899	38,270	10,297
Income (loss) from discontinued operations, net of tax	0	0	(16,956)	451	(963)
Net income	24,808	48,255	5,943	38,721	8,283
Income from continuing operations per common share attributable to Interface, Inc.
Basic	$0.37	$0.73	$0.35	$0.59	$0.14
Diluted	$0.37	$0.73	$0.35	$0.58	$0.14
Average Shares Outstanding
Basic	66,389	66,194	65,767	65,291	63,794
Diluted	66,448	66,297	65,900	65,486	64,262
Cash dividends per common share	$0.14	$0.11	$0.09	$0.08	$0.04
Property additions	38,922	91,851	42,428	38,050	31,715
Depreciation and amortization	34,675	32,605	29,175	35,317	27,927
Working capital	$240,881	$257,918	$273,213	$271,625	$238,937
Total assets	774,914	796,335	789,367	772,272	755,433
Total long-term debt	263,338	273,826	275,000	294,507	294,428
Shareholders’ equity	306,639	340,787	295,702	281,039	248,872
Current ratio(4)	2.7	3.0	2.7	2.8	2.4

(1)

In the third quarter of 2012, we sold our Bentley Prince Street business. The balances have been adjusted to reflect the discontinued operations of this business. For further analysis, see “Notes to Consolidated Financial Statements – Discontinued Operations” included in Item 8 of this Report.

(2)

The following charges and items are included in our operating income. In 2014, we recorded restructuring and asset impairment charges of $12.4 million. In 2013, we recorded a gain of approximately $7.0 million related to the final settlement of our insurance claim relating to the Australia fire. In 2012, we recorded restructuring and asset impairment charges of $19.4 million as well as expenses related to the Australia fire of $1.7 million. In 2011, we recorded a restructuring and asset impairment charge of $5.8 million. In 2010, we recorded a restructuring charge of $2.9 million.

(3)

Included in the 2014 income from continuing operations and in the 2014 net income is $9.2 million of pre-tax expenses related to the premium paid to redeem senior note debt as well as $2.8 million related to the unamortized debt cost that related to these notes at redemption. Included in the 2013 income from continuing operations is $1.7 million of expenses related to the retirement of debt. Included in the 2010 income from continuing operations are pre-tax expenses of $44.4 million related to bond retirement.

(4)

Current ratio is the ratio of current assets to current liabilities. For purposes of computing our current ratio: (a) current assets include assets of businesses held for sale of $60.7 million for 2011, and $55.6 million for 2010.  Current liabilities include liabilities of businesses held for sale of $8.3 million for 2011, and $7.9 million for 2010.

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

During the past several years, we have successfully focused more of our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet sales in the Americas has shifted over the past several years to 44% and 56%, respectively, for 2014 compared with 64% and 36%, respectively, in 2001. Company-wide, our mix of corporate office versus non-corporate office sales was 58% and 42%, respectively, in 2014. We expect a further shift in the future as we continue to implement our market diversification strategy.

During 2014, we had net sales of $1.0 billion, compared with $960.0 million in 2013. Operating income for 2014 was $70.3 million, compared with $95.6 million for 2013. Net income for 2014 was $24.8 million, or $0.37 per diluted share, compared with $48.3 million, or $0.73 per diluted share, in 2013.

Included in our results for 2014 are $12.4 million of restructuring and asset impairment charges, as discussed below. Also included in our results for 2014 are $9.2 million of expenses for the premiums paid to redeem our 7.625% Senior Notes as well as $2.8 million of expenses related to the unamortized debt costs for the retired notes at redemption. Included in our results for 2013 is a $7.0 million gain related to the settlement of our insurance claim related to the fire at our Australian manufacturing facility, as discussed below. Also included in our 2013 results are a one-time tax dispute resolution benefit of $1.9 million related to the execution of bilateral pricing agreements, and $1.7 million of expenses for the retirement of debt. Included in our results for 2012 are $19.4 million of restructuring and asset impairment charges and $1.7 million of expenses related to the Australia fire, as discussed below. Also included in our 2012 results is a loss from discontinued operations, net of tax, of $17.0 million related to the now discontinued Bentley Prince Street business segment.

Fire at Australia Facility

In July 2012, a fire occurred at our manufacturing facility in Picton, Australia, which served customers throughout Australia and New Zealand. The fire caused extensive damage to the facility, as well as disruption to business activity in the region. After the fire, we utilized adequate production capacity at our manufacturing facilities in Thailand, China, the U.S. and Europe to meet customer demand formerly serviced from Picton. While this was executed with success, there were, as expected, business disruptions and delays in shipments that affected sales following the fire. While it is difficult to quantify the financial impacts of the fire, we believe it negatively affected net sales by approximately $13-18 million during the balance of 2012, and by approximately $18-23 million during 2013. We have completed the build-out of a new manufacturing facility in Minto, Australia, which commenced operations in January 2014. For additional information on the fire, please see the Note entitled “Fire at Australian Manufacturing Facility” in Item 8 of this Report.

Discontinued Operations

In 2012, we sold our Bentley Prince Street business segment. In accordance with applicable accounting standards, we have reported the results of operations for the former Bentley Prince Street business segment as “discontinued operations,” where applicable. Consequently, our discussion of sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes these discontinued operations unless we indicate otherwise. Our discontinued operations had no net sales, income or loss during 2014 and 2013. Our discontinued operations had net sales of $57.0 million in 2012 (these results are included in our statements of operations as part of the “Income (loss) from discontinued operations, net of tax”). Loss from discontinued operations, inclusive of the loss on disposal as well as costs to sell the business, net of tax, was $17.0 million in 2012. The loss from discontinued operations, net of tax, for 2012 was comprised of the following after-tax amounts: (1) $8.6 million of loss on disposal; (2) $5.9 million of costs to sell the operations; and (3) $2.5 million of non-disposal loss from the discontinued operations. For additional information on discontinued operations, see the Notes entitled “Discontinued Operations” and “Taxes on Income” in Item 8 of this Report.

Restructuring Charges

2014 Restructuring Plan

In the third quarter of 2014, we committed to a new restructuring plan in our continuing efforts to reduce costs across our worldwide operations. In connection with this restructuring plan, we incurred a pre-tax restructuring and asset impairment charge in the third quarter of 2014 in an amount of $12.4 million. The charge was comprised of severance expenses of $9.7 million for a reduction of 100 employees, other related exit costs of $0.1 million, and a charge for impairment of assets of $2.6 million. Approximately $10 million of the charge will result in cash expenditures, primarily severance expense.

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

7.625% Senior Notes

In 2010, we completed a private offering of $275 million aggregate principal amount of 7.625% Senior Notes due 2018. Interest on the 7.625% Senior Notes was payable semi-annually on June 1 and December 1 (the first payment was on June 1, 2011). In November 2013, we redeemed $27.5 million aggregate principal amount of the 7.625% Senior Notes at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date. In November 2014, we redeemed $27.5 million aggregate principal amount of these notes at a price equal to 103% of the principal amount of notes redeemed, plus accrued interest to the redemption date. In December 2014, we redeemed the remaining $220 million of these notes at a price equal to 103.813% of their principal amount, plus accrued interest to the redemption date.

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

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 51% in 2014, 52% in 2013, and 51% in 2012. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. For example, the performance of the euro against the U.S. dollar, for purposes of the translation of European revenues into U.S. dollars, favorably affected our reported results during 2013, when the euro was strengthening relative to the U.S. dollar. During 2014, the euro remained relatively stable versus the U.S. dollar and, as such (and despite the significant decline of the euro versus the U.S. dollar in the fourth quarter of 2014), there was not a significant impact on net sales or operating income. During 2012, the dollar strengthened versus the euro, having a negative effect on our reported results. The following table presents the amount (in U.S. dollars) by which the exchange rates for converting euros into U.S. dollars have affected our net sales and operating income during the past three years:

	2014	2013	2012
	(in millions)

Net sales	$0.3	$8.8	$(23.5)
Operating income	0.0	0.7	(2.0)

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations during the past three years:

	Fiscal Year
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.1	64.5	66.0
Gross profit on sales	33.9	35.5	34.0
Selling, general and administrative expenses	25.6	26.3	24.8
Restructuring and asset impairment charges	1.2	0.0	2.1
Expenses (gain) related to Australia fire	0.0	(0.7)	0.2
Operating income	7.0	10.0	6.9
Interest/Other expense	2.3	2.6	2.9
Debt retirement expenses	1.2	0.2	0.0
Income from continuing operations before tax	3.6	7.2	4.1
Income tax expense	1.1	2.2	1.6
Income from continuing operations	2.5	5.0	2.5
Discontinued operations, net of tax	0.0	0.0	(1.8)
Net income	2.5	5.0	0.6

Net Sales

Below we provide information regarding our net sales and analyze those results for each of the last three fiscal years. Fiscal years 2014, 2013 and 2012 were 52-week periods. (As a result of the sale of our Bentley Prince Street Segment in 2012, we currently have only one segment for segment reporting purposes.)

	Fiscal Year			Percentage Change
				2014 compared	2013 compared
	2014	2013	2012	with 2013	with 2012
	(in thousands)
Net Sales	$1,003,903	$959,989	$932,020	4.6%	3.0%

Net Sales for 2014 Compared with 2013

For 2014, net sales increased $43.9 million (4.6%) versus 2013. This increase primarily occurred in our Americas and Europe businesses, due largely to the continued economic recoveries in those regions. On a geographic basis, we experienced sales increases in each of our major operating regions, with the Americas up 5%, Europe up 5% (6% in local currency) and Asia-Pacific up 1% (5% in local currency). On a consolidated basis, fluctuations in currency had a small (approximately 1%) negative impact on net sales, primarily in Australia, which is within our Asia-Pacific region.

In the Americas, the increase was due largely to the continued strength and recovery of the corporate office market segment, where our sales grew 4%. We also had sales growth in all non-office market segments with the exception of healthcare, which was down less than 1%. The most significant of the non-office segment increases were in the hospitality (up 55%) and residential (up 15%) segments. The sales increase in the hospitality segment is due to our continued focus on penetrating this segment through large hotel chains, with most success occurring in the U.S. The increase in the residential segment primarily occurred in the multi-family residential channel, as our FLOR consumer business experienced essentially even sales compared with 2013. The weighted average selling price per square yard in the Americas was up approximately 1% in 2014 versus 2013.

In Europe, the sales increase was due primarily to growth in the corporate office market (up 9% in U.S. Dollars, 11% in local currency), mostly in Western Europe and particularly in the United Kingdom and Germany. The government segment (down 10% in U.S. Dollars, 8% in local currency) experienced the most significant decrease in the region, mostly due to the continued austerity measures that were in place during the year. The weighted average selling price per square yard in Europe increased approximately 4% during 2014, a result of the continued economic recovery in the region as well as the premium positioning of our products. Notably, the euro experienced a significant decline versus the U.S. dollar during the fourth quarter of 2014, and as a result our sales in Europe for that quarterly period experienced an increase of 6% in local currency but a 2% decrease as reported in U.S. dollars.

In Asia-Pacific, the sales increase occurred mostly in the corporate office (up 3%), healthcare (up over 100%) and education (up 15%) market segments. However, these increases were almost entirely offset by declines in the government (down 42%) and retail (down 20%) segments. On a consolidated basis, the translation of Australian dollars into U.S. dollars had a negative impact on this region’s 2014 sales performance – in local currency, Australia sales were up more than 9%, but up only 2% as reported in U.S. dollars. This currency impact was particularly acute in the fourth quarter of 2014, when the increase in Australia dollars was approximately 20% but was approximately 11% as reported in U.S. dollars. Outside of Australia, sales in the remainder of the Asia-Pacific region were essentially flat in 2014 versus 2013. The weighted average selling price per square yard in Asia-Pacific in 2014 decreased approximately 1%, largely due to the impact of the decline of the Australian dollar versus the U.S. dollar.

Net Sales for 2013 Compared with 2012

For 2013, net sales increased $28.0 million (3.0%) versus 2012. This increase was due primarily to the strength of the economic recovery in the Americas, coupled with lower rates of decline in our international markets compared with 2012. On a geographic basis, we experienced a sales increase in the Americas (up 7.3%), which was partially offset by decreases in Europe (down 2.0% in U.S. dollars, 5.3% in local currency) and Asia-Pacific (down 2.5%). On a consolidated basis, fluctuations in currency exchange rates did not have a significant impact on the change in sales for 2013 compared with 2012.

In the Americas, the increase primarily occurred in three of our market segments – corporate office, residential and hospitality. The corporate office segment experienced an increase of 9%, due primarily to the continued rebound of the commercial office market in the United States. The residential market segment saw an increase of 38%, due to the growth of our FLOR residential business. The increase in the hospitality market segment (up 37%) was a direct result of our continued sales and marketing efforts in this market over the prior two years. Only the retail segment (down 7%) experienced a significant decline. The weighted average selling price per square yard in the Americas saw an increase of approximately 3% versus 2012.

In Europe, the sales decrease was a result of the continued macroeconomic uncertainty in the region. The decline occurred across virtually all market segments, with the corporate office (down 1% in U.S. dollars, 4% in local currency), retail (down 19% in U.S. dollars, 21% in local currency) and government (down 7% in U.S. dollars, 10% in local currency) being the most significant. The weighted average selling price per square yard in Europe was up slightly year over year in U.S. dollars and down less than 2% in local currency. In the fourth quarter of 2013, we saw a 4% sales increase in Europe in U.S. dollars (essentially flat in local currency) versus the fourth quarter of 2012, demonstrating some stabilization in the market at the close of the year

In Asia-Pacific, the sales decline was largely a result of our performance in Australia, where we had lower sales as a result of the continued effect of the fire at our Australia manufacturing facility in 2012. The fire led to increased lead times for orders and other business disruptions that had a negative impact in the marketplace. The weakening of the Australian dollar in 2013 versus 2012 was another factor in the decline. The decrease in Australia was partially offset by sales increases in the rest of the Asia-Pacific region, particularly in China and Southeast Asia. The majority of the sales decline in Asia-Pacific occurred in the corporate office (down 10%), healthcare (down 51%) and education (down 14%) market segments. These decreases were mitigated somewhat by increases in the retail (up 67%), government (up 67%) and hospitality (up 55%) market segments. The weighted average selling price per square yard in the Asia-Pacific region declined approximately 4% in 2013 versus 2012.

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses during the past three years:

Cost and Expenses	Fiscal Year			Percentage Change
	2014	2013	2012	2014 compared with 2013	2013 compared with 2012
	(in thousands)
Cost of Sales	$663,876	$618,880	$614,841	7.3%	0.7%
Selling, General and Administrative Expenses	257,346	252,433	231,358	1.9%	9.1%
Total	$921,222	$871,313	$846,199	5.7%	3.0%

For 2014, our cost of sales increased $45.0 million (7.3%) versus 2013. Fluctuations in currency exchange rates had a slight negative impact (1%) year over year. On a per-unit basis, we did not experience any significant difference in the cost of our raw materials in 2014 versus 2013. Most of the $45.0 million year over year increase in cost of sales was directly attributable to additional raw materials costs (approximately $30 million) and labor costs (approximately $4 million) associated with higher production volumes in 2014, particularly in the second half of the year. Of the remainder of the year over year increase, the majority is related to both the increased fixed costs as well as the inefficiencies associated with the start-up of our new and larger manufacturing facility in Australia which opened in January of 2014. These inefficiencies occurred primarily in the first six months of 2014. As a result of these items, as a percentage of sales, cost of sales increased to 66.1% in 2014, compared with 64.5% in 2013.

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

For 2014, our selling, general and administrative expenses increased $4.9 million (1.9%) versus 2013. Fluctuations in currency exchange rates did not have a significant impact on the comparison. The largest driver of the increase was $5.6 million of higher selling expenses commensurate with the sales growth in each of our three operating regions. We also had increased marketing expenses of approximately $1.2 million, split evenly between our European modular carpet business and our FLOR consumer business. The increased marketing expense in Europe related to campaigns designed to further engage the architect and design community, while the increase in our FLOR business related to web-based marketing efforts. These increases were offset by a decline in administrative expenses of approximately $1.9 million, mostly due to lower incentive compensation in 2014 versus 2013, as well as the impacts of our restructuring actions in the third quarter of 2014. The benefits of the restructuring actions were particularly evident in the fourth quarter of 2014, when our selling, general and administrative expenses, as a percentage of sales, declined to 23.8% versus 26.6% for the fourth quarter of 2013. For the full year 2014, our selling, general and administrative expenses, as a percentage of sales, declined to 25.6%, versus 26.3% in 2013.

For 2013, our selling, general and administrative expenses increased $21.1 million (9.1%) versus 2012. Fluctuations in currency exchange rates did not have a significant impact on the increase. The largest component of the change in selling, general and administrative expenses was an increase in selling costs of $9.2 million. The majority of this increase ($8.3 million) was in the Americas region, comprised of approximately $4.3 million of increased selling expenses for our FLOR store platform as it expanded to a total of 21 stores during 2013 and $3.9 million of increased selling costs at our core modular business in the Americas due to additions of sales people and other personnel in the sales group. We also experienced an increase in marketing costs of $3.0 million, primarily in the Americas ($2.0 million) and Europe ($1.0 million) divisions, related to targeted marketing programs designed to drive sales in non-corporate office market segments. The remainder of the increase was research and development and administrative costs, driven primarily by increased stock compensation expense ($4.6 million) related to new grants in 2013 as well as vesting of grants based on performance targets being met to a greater extent during 2013 versus 2012. Due to the above factors, as a percentage of net sales, selling, general and administrative expenses increased to 26.3% in 2013 versus 24.8% in 2012.

Interest Expense

For 2014, interest expense decreased $3.0 million to $20.8 million, versus $23.8 million in 2013. The primary reasons for the decrease were the redemption of $27.5 million of our 7.625% Senior Notes and the repayment at maturity of the remaining $8.1 million of our 11.375% Senior Subordinated Notes, each in the fourth quarter of 2013. In addition, as described above, we redeemed all of the remaining 7.625% Senior Notes in the fourth quarter of 2014, which also contributed to the interest expense decline. Although we incurred borrowings under our Syndicated Credit Facility to refinance the notes that were repaid and redeemed during 2013 and 2014, the borrowings under our Syndicated Credit Facility are at a significantly lower interest rate (currently less than 2.5% annually) than the interest rates on the notes that were refinanced.

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

Tax

Our effective tax rate in 2014 was 30.6%, compared with an effective tax rate of 30.1% in 2013. This relative consistency in effective tax rate was primarily attributable to favorable tax effects related to foreign operations realized in both years. In addition, there was less of an increase due to valuation allowances related to state net operating loss carryforwards in 2014, which offset the decrease we realized in 2013 related to the favorable settlement of our Canada-U.S. bilateral advanced pricing agreement. For additional information on taxes and a reconciliation of effective tax rates to statutory tax rates, see the Note entitled “Taxes on Income” in Item 8 of this Report.

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

At December 28, 2014, we had $54.9 million in cash. Approximately $15.9 million of this cash was located in the United States, and the remaining $38.9 million was located at our international locations. Our position is that the cash located outside of the United States is permanently reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs support the status of our cash in foreign locations. Of the $38.9 million cash in foreign jurisdictions, approximately $2.4 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for U.S. federal and state income taxes on these amounts in accordance with applicable accounting standards.

As of December 28, 2014, we had $263.3 million of borrowings and $3.3 million in letters of credit outstanding under our Syndicated Credit Facility. Of those borrowings outstanding, $200 million were Term Loan A borrowings and $63.3 million were revolving loan borrowings. As of December 28, 2014, we could have incurred $183.4 million of additional revolving loan borrowings under our Syndicated Credit Facility. In addition, we could have incurred the equivalent of $19.0 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

We have approximately $43.1 million in contractual cash obligations due by the end of fiscal year 2015, which includes, among other things, pension cash contributions, interest payments on our debt and lease commitments. Based on current interest rate and debt levels, we expect our aggregate interest expense for 2015 to be between $8 million and $10 million. We estimate aggregate capital expenditures in 2015 to be between $40 million and $50 million, although we are not committed to these amounts.

In 2010, we completed a private offering of $275 million aggregate principal amount of 7.625% Senior Notes. Interest on the 7.625% Senior Notes was payable semi-annually on June 1 and December 1 (the first payment was made on June 1, 2011). In the fourth quarter of 2013, we redeemed $27.5 million aggregate principal amount of the 7.625% Senior Notes at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date. In the fourth quarter of 2014, we redeemed $27.5 million aggregate principal amount of the 7.625% Senior Notes at a price equal to 103% of their principal amount, plus accrued interest, and redeemed the remaining $220 million aggregate principal amount of these notes at a price equal to 103.813% of their principal amount, plus accrued interest. The redemption transactions in the fourth quarter of 2014 required an aggregate of $266.1 million (including principal payments, premiums and accrued interest), which was funded through a combination of term loan and revolving loan borrowings under the Syndicated Credit Facility and cash on hand.

It is important for you to consider that we have a significant amount of indebtedness. Our Syndicated Credit Facility matures in October 2019. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms, or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

Syndicated Credit Facility

We have a syndicated credit facility (the “Facility”) pursuant to which the lenders provide to us and certain of our subsidiaries a multicurrency revolving credit facility and provide to us a term loan. The key features of the Facility are as follows:

●	The Facility matures on October 3, 2019.
●

The Facility includes (i) a multicurrency revolving loan facility made available to the Company and our principal subsidiaries in Europe and Australia not to exceed $240 million in the aggregate at any one time outstanding, and (ii) a revolving loan facility made available to our principal subsidiary in Thailand not to exceed the equivalent of $10 million in the aggregate at any one time outstanding. A sublimit of $40 million exists for the issuance of letters of credit under the Facility.

●	The Facility includes $200 million of Term Loan A borrowing availability which could be used (and was in fact used) to refinance our 7.625% Senior Notes due 2018.
●

The Facility provides for required amortization payments of the Term Loan A borrowing, as well as mandatory prepayments of the Term Loan A borrowing (and any term loans made available pursuant to any future multicurrency loan facility increase) from certain asset sales, casualty events and debt issuances, subject to certain qualifications and exceptions as provided for therein.

●

Advances under the Facility are secured by a first-priority lien on substantially all of Interface, Inc.’s assets and the assets of each of our material domestic subsidiaries, which have guaranteed the Facility.

●	The Facility contains financial covenants (specifically, a consolidated net leverage ratio and a consolidated interest coverage ratio) that must be met as of the end of each fiscal quarter.
●

We have the option to increase the borrowing availability under the Facility, either for revolving loans or term loans, by up to $150 million, subject to the receipt of lender commitments for the increase and the satisfaction of certain other conditions.

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

Amortization Prepayments. We are required to make amortization payments of the Term Loan A borrowing. The amortization payments are due on the last day of the calendar quarter, commencing with an initial amortization payment of $2.5 million on December 31, 2015. The quarterly amortization payment amount increases to $3.75 million on December 31, 2016.

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

As of December 28, 2014 we had $200 million of Term Loan A borrowings and $63.3 million of revolving loan borrowings outstanding under the Facility, and had $3.3 million in letters of credit outstanding under the Facility.

We are presently in compliance with all covenants under the Syndicated Credit Facility and anticipate that we will remain in compliance with the covenants for the foreseeable future.

Senior Notes

As described above, all of our remaining 7.625% Senior Notes were redeemed in full in the fourth quarter of 2014.

Analysis of Cash Flows

Our primary sources of cash during 2014 were: (1) $200 million of Term Loan A borrowings and $48.9 million of revolving loan borrowings under our Syndicated Credit Facility; (2) $15.4 million due to an increase in accounts payable and accruals; and (3) $2.8 million due to a decrease in prepaid expenses and other current assets. Our primary uses of cash during 2014 were: (1) $256.8 million used to redeem our formerly outstanding 7.625% Senior Notes (comprised of $247.5 million for principal payments, and $9.3 million for premium payments); (2) $29.3 million due to an increase in accounts receivable; (3) $9.9 million used to repay a portion of our outstanding revolving loan borrowings under our Syndicated Credit Facility; (4) $9.3 million used to pay dividends on our common stock; and (5) $7.7 million used to repurchase 500,000 shares of our common stock.

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

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations (including the remaining contractual obligations related to our discontinued operations) and the periods in which payments are due. The amounts and time periods are measured from December 28, 2014.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$263,338	$0	$28,750	$234,588	$0
Operating Lease Obligations(1)	66,840	18,969	24,379	11,747	11,745
Expected Interest Payments(2)	27,960	5,701	11,402	10,857	0
Unconditional Purchase Obligations(3)	11,241	8,679	2,422	140	0
Pension Cash Obligations(4)	108,866	9,749	19,921	21,107	58,089

Total Contractual Cash Obligations(5)	$478,245	$43,098	$86,874	$278,439	$69,834

(1)	Our capital lease obligations are insignificant.

(2)

Expected interest payments to be made in future periods reflect anticipated interest payments related to the $200 million of Term Loan A borrowings outstanding and the $63.3 million of revolving loan borrowings outstanding under our Syndicated Credit Facility as of December 28, 2014. We have also assumed in the presentation above that these notes and borrowings will remain outstanding until maturity.

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

(5)

The above table does not reflect unrecognized tax benefits of $27.3 million, the timing of which payments are uncertain. See the Note entitled “Taxes on Income” in Item 8 of this Report for further information.

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

A small percentage (approximately 5%) of our revenue relates to flooring installation projects, which generally involve short time periods (typically less than two weeks) and therefore present little risk of material difference due to changes in experience.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 28, 2014 and December 29, 2013, we had approximately $100.1 million and $113.7 million of U.S. federal net operating loss carryforwards, respectively. In addition, as of December 28, 2014 and December 29, 2013, we had state net operating loss carryforwards of $209.0 million and $193.0 million, respectively. As of December 28, 2014 and December 29, 2013, we had approximately $4.0 million and $2.0 million of foreign net operating loss carryforwards, respectively. Certain of these carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2014 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

During the fourth quarters of 2014, 2013 and 2012, we performed the annual goodwill impairment test. We perform this test at the reporting unit level. For our reporting units which carried a goodwill balance as of December 28, 2014, no impairment of goodwill was indicated. As of December 28, 2014, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed.

Inventories. We determine the value of inventories using the lower of cost or market. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on December 28, 2014, and December 29, 2013, was $14.8 million and $13.4 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2014 net income would be higher or lower by approximately $1.0 million, on an after-tax basis.

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

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(45.4)
1% decrease in actuarial assumption for discount rate	$49.5

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(2.8)
1% decrease in actuarial assumption for discount rate	$3.4

Environmental Remediation. We provide for environmental remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of December 28, 2014, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 28, 2014, and December 29, 2013, was $7.9 million and $7.6 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2014 net income would be higher or lower by approximately $0.6 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty reserve on December 28, 2014, and December 29, 2013, was $1.8 million and $1.4 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2014 net income would be higher or lower by approximately $0.1 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding recognition of revenue from contracts with customers. In summary, the core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. While we are currently reviewing this new standard, it is not expected that the adoption of this guidance will have a material impact on our financial condition or results of operation.

In July 2013, the FASB issued an accounting standard regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, or similar tax credit carryforward, exists. This standard clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. We implemented this standard in the first quarter of 2014, which resulted in reductions of deferred tax asset (long-term) and long-term other liabilities of approximately $21.8 million each. Pursuant to this standard, we also adjusted our December 29, 2013 consolidated balance sheet, resulting in decreases in our deferred tax asset (long-term) and long-term other liabilities of approximately $21.8 million each.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management monitors interest rates and has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters, subject to approval by our Board of Directors. In the past, we have maintained a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agreed to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. As of December 28, 2014, and December 29, 2013, no such interest rate swaps were in place.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Northern Ireland, the Netherlands, China, Thailand and Australia, and sell our products in more than 100 countries. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.

At December 28, 2014, we recognized a $28.4 million decrease in our foreign currency translation adjustment account compared with December 29, 2013, because of the strengthening of the U.S. dollar against certain foreign currencies during 2014, particularly the Euro.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 28, 2014. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Our weighted average interest rate for our outstanding borrowings in 2014 and 2013 was 7.4% and 7.8%, respectively.

As discussed above, in the fourth quarter of 2014, we refinanced our outstanding 7.625% Senior Notes with a combination of term loan and revolving loan borrowings under our Syndicated Credit Facility, plus cash on hand. The following table summarizes our market risks associated with our debt obligations as of December 28, 2014. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rate on our Syndicated Credit Facility borrowings as of December 28, 2014.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate	$0	$13,750	$15,000	$11,250	$223,338	$0	$263,338	$263,338
Variable Interest Rate	--	2.2%	2.2%	2.2%	2.2%	--

An increase in our effective interest rate of 1% would increase annual interest expense by approximately $2.6 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposures through interest rate swap transactions.

Foreign Currency Exchange Rate Risk

As of December 28, 2014, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $11.3 million or an increase in the fair value of our financial instruments of $9.2 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR
	2014	2013	2012
	(in thousands, except per share data)
Net sales	$1,003,903	$959,989	$932,020
Cost of sales	663,876	618,880	614,841
Gross profit on sales	340,027	341,109	317,179

Selling, general and administrative expenses	257,346	252,433	231,358
Restructuring and asset impairment charges	12,386	0	19,425
Expenses (gain) related to Australia fire	0	(6,954)	1,748

Operating income	70,295	95,630	64,648

Interest expense	20,785	23,810	25,024
Debt retirement expenses	11,989	1,667	0
Other expense	1,779	1,149	1,521

Income from continuing operations before tax expense	35,742	69,004	38,103
Income tax expense	10,934	20,749	15,204

Income from continuing operations	24,808	48,255	22,899
Loss from discontinued operations, net of tax	0	0	(16,956)

Net income	$24,808	$48,255	$5,943

Income (loss) per share – basic
Continuing operations	$0.37	$0.73	$0.35
Discontinued operations	0.00	0.00	(0.26)

Net income per share – basic	$0.37	$0.73	$0.09

Income (loss) per share – diluted
Continuing operations	$0.37	$0.73	$0.35
Discontinued operations	0.00	0.00	(0.26)

Net income per share – diluted	$0.37	$0.73	$0.09

Basic weighted average common shares outstanding	66,389	66,194	65,767
Diluted weighted average common shares outstanding	66,448	66,297	65,900

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEAR
	2014	2013	2012
	(in thousands)
Net income	$24,808	$48,255	$5,943
Other comprehensive income (loss)
Foreign currency translation adjustment	(28,351)	(5,241)	8,539
Pension liability adjustment	(15,280)	1,409	771

Comprehensive income (loss)	$(18,823)	$44,423	$15,253

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2014	2013
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$54,896	$72,883
Accounts receivable, net	157,093	131,936
Inventories	142,167	149,643
Prepaid expenses and other current assets	20,780	23,411
Deferred income taxes	9,732	10,232
Total current assets	384,668	388,105
Property and equipment, net	227,347	230,845
Deferred tax asset	33,138	34,162
Goodwill	70,509	77,941
Other assets	59,252	65,282

	$774,914	$796,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$49,464	$52,515
Accrued expenses	94,323	77,672
Total current liabilities	143,787	130,187
Senior notes	0	247,500
Long term debt	263,338	26,326
Deferred income taxes	11,002	15,049
Other	50,148	36,486

Total liabilities	468,275	455,548

Commitments and contingencies

Shareholders’ equity
Preferred stock	0	0
Common stock	6,597	6,631
Additional paid-in capital	368,603	374,597
Retained earnings	39,737	24,226
Accumulated other comprehensive loss – foreign currency translation	(58,936)	(30,585)
Accumulated other comprehensive loss – pension liability	(49,362)	(34,082)

Total shareholders’ equity	306,639	340,787

	$774,914	$796,335

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR
	2014	2013	2012
		(in thousands)
OPERATING ACTIVITIES:
Net income	$24,808	$48,255	$5,943
Loss on discontinued operations, net of taxes	0	0	(16,956)
Income from continuing operations	24,808	48,255	22,899
Adjustments to reconcile income to cash provided by operating activities
Depreciation and amortization	30,677	24,670	25,882
Stock compensation amortization expense	3,998	7,935	3,293
Bad debt expense	137	253	1,119
Deferred income taxes and other	(3,534)	9,349	(11,164)
Cash received from insurance company	0	25,973	0
Working capital changes:
Accounts receivable	(29,255)	3,478	19,994
Inventories	1,343	(10,610)	1,075
Prepaid expenses and other current assets	2,785	(25,354)	(11,948)
Accounts payable and accrued expenses	15,421	(17,316)	(4,262)
Cash provided by operating activities	46,380	66,633	46,888

INVESTING ACTIVITIES:
Capital expenditures	(38,922)	(91,851)	(42,428)
Other	2,415	3,074	(2,629)
Net proceeds from sale of Bentley Prince Street	0	0	32,174
Cash received from insurance company	0	23,024	20,718
Cash used in investing activities	(36,507)	(65,753)	7,835

FINANCING ACTIVITIES:
Credit facility borrowing	48,850	26,326	0
Credit facility repayments	(9,905)	0	0
Term loan borrowings	200,000	0	0
Repurchase of common stock	(7,669)	0	0
Dividends paid	(9,297)	(7,283)	(5,925)
Debt issuance costs	(1,099)	(1,308)	0
Redemption/repurchase of senior notes	(247,500)	(35,610)	(11,477)
Proceeds from issuance of common stock	408	1,881	1,496
Cash used in financing activities	(26,212)	(15,994)	(15,906)

Net cash provided by (used in) operating, investing and financing activities	(16,339)	(15,114)	38,817
Effect of exchange rate changes on cash	(1,648)	(2,536)	1,092

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	(17,987)	(17,650)	39,909
Balance, beginning of year	72,883	90,533	50,624

Balance, end of year	$54,896	$72,883	$90,533

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All of our subsidiaries are wholly-owned, and we are not a party to any joint venture, partnership or other variable interest entity that would potentially qualify for consolidation. All material intercompany accounts and transactions are eliminated. Investments in which the Company does not have the ability to exercise significant influence are carried at fair value. The Company monitors investments for other than temporary declines in value and makes reductions in carrying values when appropriate. As of December 28, 2014 and December 29, 2013, the Company did not hold significant investments of this nature.

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

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations. Research and development expense was $13.9 million, $12.6 million and $12.4 million for the years 2014, 2013 and 2012, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. The Company did not hold any significant amounts of short-term investments at December 28, 2014 or December 29, 2013.

Cash payments for interest amounted to approximately $21.0 million, $22.9 million and $23.1 million for the years 2014, 2013 and 2012, respectively. Income tax payments amounted to approximately $7.5 million, $8.7 million and $10.0 million for the years 2014, 2013 and 2012, respectively. During the years 2014, 2013 and 2012, the Company received income tax refunds of $5.0 million, $1.4 million and $0.1 million, respectively.

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

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs on qualifying expenditures of approximately $0.8 million, $0.8 million and $0.7 million for the fiscal years 2014, 2013 and 2012, respectively. Depreciation expense amounted to approximately $29.5 million, $23.9 million and $24.2 million for the years 2014, 2013 and 2012, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as acquisitions. Accumulated amortization amounted to approximately $77.3 million at both December 28, 2014 and December 29, 2013, and cumulative impairment losses recognized were $212.6 million as of both December 28, 2014 and December 29, 2013.

As of December 28, 2014 and December 29, 2013, the net carrying amount of goodwill was $70.5 million and $77.9 million, respectively. Other intangible assets were $4.7 million and $3.8 million as of December 28, 2014, and December 29, 2013, respectively. The Company capitalizes patent defense costs when it determines that a successful defense is probable. Any patent defense costs are amortized over the remaining useful life of the patent. Amortization expense related to intangible assets during the years 2014, 2013 and 2012 was $0.3 million, $0.3 million and $0.4 million, respectively.

During the fourth quarters of 2014, 2013 and 2012, as of the last day of the third quarter of each year, the Company performed the annual goodwill impairment test required by applicable accounting standards. The Company performs this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment. In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The annual testing indicated no potential of goodwill impairment in any of the years presented.

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the measurement date, and therefore no impairment was indicated during the impairment testing. As of December 28, 2014, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company still believes no goodwill impairment would have existed.

The changes in the carrying amounts of goodwill for the year ended December 28, 2014 are as follows:

BALANCE DECEMBER 29, 2013	ACQUISITIONS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE DECEMBER 28, 2014
(in thousands)
$77,941	$0	$0	$(7,432)	$70,509

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty reserves amounted to $1.8 million and $1.4 million as of December 28, 2014 and December 29, 2013, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss). Foreign exchange translation gains (losses) were $(28.4)million, ($5.2 million) and $8.5 million for the years 2014, 2013 and 2012, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding. Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

As of fiscal year 2014, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” Note below.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. However, there were no stock options granted in 2014, 2013 or 2012.

The Company recognizes expense related to its restricted stock grants based on the grant date fair value of the stock issued, as determined by its market price at date of issue.

Derivative Financial Instruments

Accounting standards require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not meet the criteria of an accounting hedge must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of December 28, 2014 and December 29, 2013, the Company was not party to any significant derivative instruments.

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

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of December 28, 2014 and December 29, 2013, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires the Company to analyze the financial strengths of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that the Company is unable to collect may be different than the amount initially estimated. The Company’s allowance for doubtful accounts on December 28, 2014, and December 29, 2013, was $7.9 million and $7.6 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year financial statement presentation. For further information, see the Note below entitled “Recent Accounting Pronouncements.”

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2014,” “2013,” and “2012,” mean the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Fiscal years 2014, 2013 and 2012 were each comprised of 52 weeks.

RECENT ACCOUNTING PRONOUNCEMENTS

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

RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 28, 2014, and December 29, 2013, the allowance for bad debts amounted to $7.9 million and $7.6 million, respectively, for all accounts receivable of the Company. Reserves for sales returns and allowances amounted to $2.2 million and $3.6 million as of December 28, 2014, and December 29, 2013, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have significant assets and liabilities measured at fair value on a recurring basis under applicable accounting standards as of the end of 2014. The Company does have approximately $24.1 million of Company-owned life insurance which is measured on readily determinable cash surrender value on a recurring basis. Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The fair value of long term debt represented by the Company’s 7.625% Senior Notes, based on quoted market prices, was $265.8 million at December 29, 2013. The Company redeemed the outstanding 7.625% Senior Notes in the fourth quarter of 2014. As of December 28, 2014, the carrying value of the Company's borrowings under its Syndicated Credit Facility approximates fair value as the Facility bears interest rates that are similar to existing market rates.

INVENTORIES

Inventories are summarized as follows:

	2014	2013
	(in thousands)
Finished goods	$89,688	$96,199
Work-in-process	9,898	9,569
Raw materials	42,581	43,875

	$142,167	$149,643

Reserves for inventory obsolescence amounted to $14.8 million and $13.4 million as of December 28, 2014, and December 29, 2013, respectively, and have been netted against amounts presented above.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2014	2013
	(in thousands)
Land	$15,862	$17,290
Buildings	124,476	123,032
Equipment	347,965	351,307

	488,303	491,629
Accumulated depreciation	(260,956)	(260,784)

	$227,347	$230,845

The estimated cost to complete construction-in-progress for which the Company was committed at December 28, 2014, was approximately $11.2 million.

ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2014	2013
	(in thousands)
Compensation	$56,354	$54,125
Interest	709	1,768
Restructuring	7,179	519
Taxes	17,962	12,685
Accrued purchases	2,966	1,258
Other	9,153	7,317

	$94,323	$77,672

Other non-current liabilities include pension liability of $37.9 million and $20.1 million as of December 28, 2014, and December 29, 2013, respectively (see the discussion below in the Note entitled “Employee Benefit Plans”).

BORROWINGS

Syndicated Credit Facility

The Company has a syndicated credit facility (the “Facility”) pursuant to which the lenders provide to the Company and certain of its subsidiaries a multicurrency revolving credit facility and provide to the Company a term loan. The key features of the Facility are as follows:

●	The Facility matures on October 3, 2019.
●

The Facility includes (i) a multicurrency revolving loan facility made available to the Company and its principal subsidiaries in Europe and Australia not to exceed $240 million in the aggregate at any one time outstanding, and (ii) a revolving loan facility made available to the Company’s principal subsidiary in Thailand not to exceed the equivalent of $10 million in the aggregate at any one time outstanding. A sublimit of $40 million exists for the issuance of letters of credit under the Facility.

●	The Facility includes $200 million of Term Loan A borrowing availability which could be used (and was in fact used) to refinance the Company’s 7.625% Senior Notes due 2018 (discussed below).
●

The Facility provides for required amortization payments of the Term Loan A borrowing, as well as mandatory prepayments of the Term Loan A borrowing (and any term loans made available pursuant to any future multicurrency loan facility increase) from certain asset sales, casualty events and debt issuances, subject to certain qualifications and exceptions as provided for therein.

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
●

The Company has the option to increase the borrowing availability under the Facility, either for revolving loans or term loans, by up to $150 million, subject to the receipt of lender commitments for the increase and the satisfaction of certain other conditions.

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

Amortization Payments. The Company is required to make amortization payments of the Term Loan A borrowing. The amortization payments are due on the last day of the calendar quarter, commencing with an initial amortization payment of $2.5 million on December 31, 2015. The quarterly amortization payment amount increases to $3.75 million on December 31, 2016.

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

As described below, in the fourth quarter of 2014, the Company redeemed $27.5 million in aggregate principal amount of its 7.625% Senior Notes due 2018 at a price equal to 103% of their principal amount, plus accrued interest to the redemption date of November 26, 2014, and redeemed the remaining $220 million in aggregate principal amount of the 7.625% Senior Notes that had not previously been called for redemption at a price equal to 103.813% of their principal amount, plus accrued interest to the redemption date of December 1, 2014. These redemptions transactions were funded through a combination of term loan and revolving loan borrowings under the Facility and cash on hand.

As of December 28, 2014, the Company had outstanding $200 million of Term Loan A borrowing and $63.3 of revolving loan borrowings outstanding under the Facility, and had $3.3 million in letters of credit outstanding under the Facility. As of December 28, 2014, the weighted average interest rate on borrowings outstanding under the Facility was 2.2%.

The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

7.625% Senior Notes

On December 3, 2010, the Company completed a private offering of $275 million aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). Interest on the 7.625% Senior Notes was payable semi-annually on June 1 and December 1 (the first payment was made on June 1, 2011). The 7.625% Senior Notes were guaranteed, fully, unconditionally, and jointly and severally, on an unsecured senior basis by certain of the Company’s domestic subsidiaries. The Company had the option to redeem some or all of these notes at any time prior to December 1, 2014, at a redemption price equal to 100% of the principal amount plus a make-whole premium. Prior to December 1, 2014, the Company had the option to redeem up to 10% of the aggregate principal amount of the 7.625% Senior Notes per 12-month period at a redemption price equal to 103% of the principal amount of the notes redeemed, plus accrued and unpaid interest. In addition, the notes became redeemable for cash after December 1, 2014 at the Company’s option, in whole or in part, initially at a redemption price equal to 103.813% of the principal amount, declining to 100% of the principal amount on December 1, 2016, plus accrued interest thereon to the date fixed for redemption.

In November 2013, the Company redeemed $27.5 million aggregate principal amount of the 7.625% Senior Notes at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date. As discussed above, on November 26, 2014, the Company redeemed $27.5 million in aggregate principal amount of its 7.625% Senior Notes at a price equal to 103% of their principal amount, plus accrued interest, and on December 1, 2014, the Company redeemed the remaining $220 million in aggregate principal amount of the 7.625% Senior Notes at a price equal to 103.813% of their principal amount, plus accrued interest. The aggregate premiums paid in connection with the redemptions in 2014 was $9.3 million. The estimated fair value of the 7.625% Senior Notes as of December 29, 2013, based on then current market prices, was $265.8 million.

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

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $19.0 million of other lines of credit available at interest rates ranging from 2% to 6%. As of December 28, 2014, and December 29, 2013, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

Deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, net of accumulated amortization, were $2.4 million and $5.0 million, as of December 28, 2014, and December 29, 2013, respectively. The Company amortizes these costs over the life of the related debt. Expenses related to such costs for the years 2014, 2013 and 2012 amounted to $3.8 million, $2.0 million and $1.2 million, respectively. The expense for 2014 included $2.8 million related to the writedown of debt costs associated with the refinancing actions discussed above. The expense for the year 2013 included $0.8 million of expense related to the write-down of debt costs associated with note repurchases and the termination of our former $100 million domestic revolving credit facility.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2014, are as follows:

FISCAL YEAR	AMOUNT
(in thousands)
2015	$0
2016	13,750
2017	15,000
2018	11,250
2019	223,338
Thereafter	0
$263,338

PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 28, 2014, and December 29, 2013, there were no shares of preferred stock issued.

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

The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid dividends totaling $0.14 per share during 2014, $0.11 per share during 2013, and $0.09 per share during 2012, to each share of Common Stock. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its syndicated credit facility, which specifies conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

On October 7, 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. During 2014, the Company repurchased and retired 500,000 shares of common stock. The average purchase price of these shares was $15.30 per share.

All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders equity for the years 2014, 2013 and 2012.

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at January 1, 2012	65,484	$6,548	$361,400	$(16,764)	$(36,262)	$(33,883)
Net income				5,943
Stock issuances under employee option plans	160	16	2,030
Other issuances of common stock	573	58	7,564
Unamortized stock compensation expense related to restricted stock awards			(7,610)
Cash dividends paid				(5,925)
Forfeitures and compensation expense related to stock awards	(155)	(16)	3,293
Pension liability adjustment					771
Foreign currency translation adjustment						8,539
Other
Balance, at December 30, 2012	66,062	$6,606	$366,677	$(16,746)	$(35,491)	$(25,344)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 30, 2012	66,062	$6,606	$366,677	$(16,746)	$(35,491)	$(25,344)
Net income				48,255
Stock issuances under employee option plans	201	20	1,814
Other issuances of common stock	670	67	10,805
Unamortized stock compensation expense related to restricted stock awards			(10,872)
Cash dividends paid				(7,283)
Forfeitures and compensation expense related to stock awards	(622)	(62)	6,173
Pension liability adjustment					1,409
Foreign currency translation adjustment						(5,241)
Other
Balance, at December 29, 2013	66,311	$6,631	$374,597	$24,226	$(34,082)	$(30,585)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 29, 2013	66,311	$6,631	$374,597	$24,226	$(34,082)	$(30,585)
Net income				24,808
Stock issuances under employee option plans	55	5	381
Other issuances of common stock	489	49	10,361
Unamortized stock compensation expense related to restricted stock awards			(10,410)
Cash dividends paid				(9,297)
Forfeitures and compensation expense related to stock awards	(387)	(38)	1,293
Share repurchases	(500)	(50)	(7,619)
Pension liability adjustment					(15,280)
Foreign currency translation adjustment						(28,351)
Other
Balance, at December 28, 2014	65,968	$6,597	$368,603	$39,737	$(49,362)	$(58,936)

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

The Company recognized stock option compensation expense of $0.1 million in 2013 and $0.5 million in 2012. All outstanding stock options vested prior to 2014 and therefore there were no stock option compensation expenses during 2014. The expense for stock options is included in selling, general and administrative expense on the Company’s consolidated statements of operations, as none of these stock options have been issued to production personnel.

The following table summarizes stock options outstanding as of December 28, 2014, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at December 29, 2013	184,000	$8.18
Granted	0	0
Exercised	55,000	6.68
Forfeited or cancelled	3,000	1.49
Outstanding at December 28, 2014 (a)	126,000	$9.23

Exercisable at December 28, 2014 (b)	126,000	$9.23

(a) At December 28, 2014, the weighted-average remaining contractual life of options outstanding was 5.0 years.

(b) At December 28, 2014, the weighted-average remaining contractual life of options exercisable was 5.0 years.

At December 28, 2014, the aggregate intrinsic values of in-the-money options outstanding and options exercisable were $0.9 million and $0.9 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The intrinsic value of stock options exercised in 2014, 2013 and 2012 was $0.6 million, $1.9 million and $0.9 million, respectively. The cash proceeds related to stock options exercised in 2014, 2013 and 2012 were $0.4 million, $1.9 million, and $1.5 million, respectively.

The tax benefit recognized with respect to stock options during all presented years was not significant.

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 28, 2014	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 28, 2014	Weighted Average Exercise Price

$4.01	–	$5.00	50,000	4.0	$4.30	50,000	$4.30
$12.00	-	$14.00	76,000	5.7	12.47	76,000	12.47
			126,000	5.0	$9.23	126,000	$9.23

Restricted Stock Awards

During fiscal years 2014, 2013 and 2012, the Company granted restricted stock awards totaling 489,000, 670,000 and 573,000 shares, respectively, of Common Stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $4.0 million, $7.9 million and $3.3 million for 2014, 2013 and 2012, respectively. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical data regarding actual forfeitures as well as an estimate of future expected forfeitures under our restricted stock grants.

The following table summarizes restricted stock activity as of December 28, 2014, and during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2013	1,707,500	$15.62
Granted	489,000	21.28
Vested	565,500	16.20
Forfeited or cancelled	240,000	17.14
Outstanding at December 28, 2014	1,391,000	$17.12

As of December 28, 2014, the unrecognized total compensation cost related to unvested restricted stock was $9.3 million. That cost is expected to be recognized by the end of 2020.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

The tax benefit recognized with respect to restricted stock during the years 2014, 2013 and 2012 was $1.0 million, $3.0 million, and $0.7 million, respectively.

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

	Fiscal Year
	2014	2013	2012
Earnings per share from continuing operations:
Basic earnings per share
Distributed earnings	$0.14	$0.11	$0.09
Undistributed earnings	0.23	0.62	0.26
	$0.37	$0.73	$0.35

Diluted earnings per share
Distributed earnings	$0.14	$0.11	$0.09
Undistributed earnings	0.23	0.62	0.26
	$0.37	$0.73	$0.35

Earnings (Loss) per share from discontinued operations:

Basic earnings (loss) per share
Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	0.00	0.00	(0.26)

Diluted earnings (loss) per share
Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	0.00	0.00	(0.26)

Basic earnings per share	$0.37	$0.73	$0.09
Diluted earnings per share	$0.37	$0.73	$0.09

The following table presents income from continuing operations and net income that was attributable to participating securities:

	Fiscal Year

	2014	2013	2012
	(in millions)
Income from continuing operations	$0.5	$1.2	$0.7
Net income	0.5	1.2	0.2

The weighted average shares for basic and diluted EPS were as follows:

	Fiscal Year

	2014	2013	2012
	(in thousands)
Weighted Average Shares Outstanding	64,998	64,486	63,793
Participating Securities	1,391	1,708	1,974
Shares for Basic Earnings Per Share	66,389	66,194	65,767
Dilutive Effect of Stock Options	59	103	133
Shares for Diluted Earnings Per Share	66,448	66,297	65,900

In 2012, approximately 191,000 outstanding stock options were not included in the determination of diluted EPS as their impact would be anti-dilutive.

RESTRUCTURING CHARGES

2014 Restructuring Plan

In the third quarter of 2014, the Company committed to a new restructuring plan in its continuing efforts to reduce costs across its worldwide operations. In connection with this restructuring plan, the Company incurred a pre-tax restructuring and asset impairment charge in the third quarter of 2014 in an amount of $12.4 million. The charge was comprised of severance expenses of $9.7 million for a reduction of 100 employees, other related exit costs of $0.1 million, and a charge for impairment of assets of $2.6 million. Approximately $10 million of the charge will result in cash expenditures, primarily severance expense.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2014	Balance at Dec. 28, 2014
	(In thousands)
Workforce Reduction	$9,669	$2,732	$6,937
Fixed Asset Impairment	2,584	2,584	0
Other Related Exit Costs	133	133	0

TAXES ON INCOME

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR
	2014	2013	2012
	(in thousands)
Current expense/(benefit):
Federal	$224	$473	$(134)
Foreign	5,555	2,605	5,319
State	712	627	602

	6,491	3,705	5,787
Deferred expense/(benefit):
Federal	3,856	3,246	1,928
Foreign	493	8,692	17
State	94	5,106	(1,692)

	4,443	17,044	253

	$10,934	$20,749	$6,040

Income tax expense (benefit) is included in the accompanying consolidated statements of operations as follows:

	FISCAL YEAR
	2014	2013	2012
	(in thousands)
Continuing operations	$10,934	$20,749	$15,204
Income (loss) from discontinued operations	0	0	(9,164)

	$10,934	$20,749	$6,040

Income from continuing operations before taxes on income consisted of the following:

	FISCAL YEAR
	2014	2013	2012
	(in thousands)
U.S. operations	$10,345	$21,292	$27,332
Foreign operations	25,397	47,712	10,771

	$35,742	$69,004	$38,103

Deferred income taxes for the years ended December 28, 2014, and December 29, 2013, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 28, 2014, the Company had approximately $129 million in federal net operating loss carryforwards with expiration dates through 2032, of which $28.9 million is from share-based payment awards. In accordance with applicable accounting standards, a financial statement benefit has not been recorded for the net operating loss related to the share-based payment awards. The Company’s foreign subsidiaries had approximately $4.0 million in net operating losses, the majority of which is available for an unlimited carryforward period. The Company expects to utilize all of its federal and foreign carryforwards prior to their expiration. The Company had approximately $209 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2034. The Company had provided a valuation allowance against $163.7 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $166.0 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2014			2013
	ASSETS		LIABILITIES	ASSETS		LIABILITIES
	(in thousands)
Basis differences of property and equipment	$		$15,958	$		$17,282
Basis difference of intangible assets			384			346
Foreign currency			3,848			2,755
Net operating loss carryforwards		28,463			31,944
Valuation allowances on net operating loss carryforwards		(10,298)			(9,577)
Federal tax credits		2,751			2,490
Deferred compensation		21,190			20,743
Basis difference of prepaids, accruals and reserves		7,816			7,265
Pensions		3,152				774
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested			948			1,704
Basis difference of other assets and liabilities			68			659

		$53,074	$21,206		$52,865	$23,520

Deferred tax assets and liabilities are included in the accompanying balance sheets as follows:

	FISCAL YEAR
	2014	2013
	(in thousands)
Deferred income taxes (current asset)	$9,732	$10,232
Deferred tax asset (non-current asset)	33,138	34,162
Deferred income taxes (non-current liabilities)	(11,002)	(15,049)
	$31,868	$29,345

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at December 28, 2014.

As of December 28, 2014 and December 29, 2013, non-current deferred tax assets were reduced by approximately $21.8 million of unrecognized tax benefits. For further discussion, see “Recent Accounting Pronouncements” in item 8 of this Report.

The Company’s effective tax rate from continuing operations was 30.6%, 30.1% and 39.9% for fiscal years 2014, 2013 and 2012, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 35% to the Company’s actual income tax expense:

	FISCAL YEAR
	2014	2013	2012
	(in thousands)
Income taxes at U.S federal statutory rate	$12,510	$24,151	$13,336
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	57	496	1,116
Non-deductible business expenses	570	601	1,009
Non-deductible employee compensation	491	409	469
Tax effects of Company owned life insurance	(395)	(1,117)	(448)
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	362	562	321
Foreign and U.S. tax effects attributable to foreign operations	(3,021)	(3,958)	(1,174)
Valuation allowance effect – State NOL	468	3,232	(187)
Non-deductible reserve against capital asset	0	(218)	1,188
Advance pricing agreements with tax authorities	0	(2,492)	0
Federal tax credits	0	(595)	(891)
Other	(108)	(322)	465
Income tax expense	$10,934	$20,749	$15,204

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. as determination of the amount of unrecognized deferred U.S. income tax liability related to the indefinitely reinvested earnings is not practicable because of the complexities associated with its hypothetical calculation. At December 28, 2014, approximately $261 million of undistributed earnings of the Company’s foreign subsidiaries are deemed to be indefinitely reinvested outside of the U.S., on which withholding taxes of approximately $5.6 million would be payable upon remittance.

At December 28, 2014, the Company has provided for approximately $0.8 million in U.S. federal income taxes and approximately $0.1 million in foreign withholding taxes on approximately $2.4 million of undistributed earnings from foreign subsidiaries that are not deemed to be indefinitely reinvested outside of the U.S.

As of December 28, 2014 and December 29, 2013, the Company had $27.3 million and $27.4 million, respectively, of unrecognized tax benefits. If the $27.3 million of unrecognized tax benefits as of December 28, 2014 are recognized, there would be a favorable impact on the Company’s effective tax rate in future periods. If the unrecognized tax benefits are not favorably settled, $5.5 million of the total amount of unrecognized tax benefits would require the use of cash in future periods.

The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of December 28, 2014, the Company had accrued interest and penalties of $1.2 million, which is included in the total unrecognized tax benefit noted above.

The Company’s federal income tax returns are subject to examination for the years 2003 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2009 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2004 to the present.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	FISCAL YEAR
	2014	2013	2012
	(in thousands)
Balance at beginning of year	$27,361	$25,186	$7,736
Increases related to tax positions taken during the current year	875	911	18,118
Increases related to tax positions taken during the prior years	1,157	3,938	150
Decreases related to tax positions taken during the prior years	(697)	(9)	(519)
Decreases related to settlements with taxing authorities	0	(1,928)	0
Decreases related to lapse of applicable statute of limitations	(919)	(397)	(300)
Changes due to foreign currency translation	(476)	(340)	1
Balance at end of year	$27,301	$27,361	$25,186

DISCONTINUED OPERATIONS

In 2012, the Company sold its Bentley Prince Street business segment to a third party. In accordance with applicable accounting standards, the Company has reported the results of operations for the former Bentley Prince Street business segment as “discontinued operations,” where applicable. Consequently, the Company’s discussion of sales and other results of operations (except for net income or loss amounts), including percentages derived from or based on such amounts, excludes these discontinued operations unless we indicate otherwise. There were no sales or income (loss) on operations associated with discontinued operations in 2014 or 2013.

Summary operating results for the discontinued operations are as follows:

	FISCAL YEAR
	2014	2013	2012
	(in thousands)
Net sales	$0	$0	$57,017
Income (loss) on operations before taxes	0	0	(26,120)
Taxes on income (benefit)	0	0	(9,164)
Income (loss) on operations, net of tax	0	0	(16,956)

Loss from discontinued operations, net of tax, for 2012 was comprised of the following after-tax amounts: (1) $8.6 million of loss on disposal; (2) $5.9 million of costs to sell the operations; and (3) $2.5 million of non-disposal loss from the discontinued operations.

There were no assets and liabilities, including reserves, related to discontinued operations that were held for sale as of December 28, 2014 or December 29, 2013.

COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At December 28, 2014, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(in thousands)
2015	$18,969
2016	13,394
2017	10,985
2018	7,068
2019	4,679
Thereafter	11,745

Rental expense amounted to approximately $24.6 million, $24.5 million and $22.8 million, for the years 2014, 2013 and 2012, respectively. This excludes rental expenses of approximately $2.6 million for 2012 related to discontinued operations.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $2.7 million, $2.6 million and $2.4 million for the years 2014, 2013 and 2012, respectively, for continuing operations. No discretionary contributions were made in 2014, 2013 or 2012.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $24.5 million at December 28, 2014. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values.

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $0.1 million, $1.0 million and $0.8 million for the years 2014, 2013 and 2012, respectively. Plan assets are primarily invested in equity and fixed income securities. The Company uses a year-end measurement date for the plans. As of December 28, 2014, for the European plans, the Company had a net liability recorded of $14.7 million, an amount equal to their underfunded status, and has recorded in Other Comprehensive Income an amount equal to $45.4 million (net of taxes) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards

	FISCAL YEAR
	2014	2013
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$251,181	$243,649
Service cost	705	804
Interest cost	10,563	9,610
Benefits and expenses paid	(9,542)	(10,820)
Actuarial loss (gain)	41,631	2,312
Member contributions	294	331
Currency translation adjustment	(19,070)	5,295

Benefit obligation, end of year	$275,762	$251,181

	FISCAL YEAR
	2014	2013
	(in thousands)
Change in plan assets
Plan assets, beginning of year	$253,761	$241,027
Actual return on assets	29,280	12,761
Company contributions	5,815	5,195
Benefits paid	(9,542)	(10,807)
Currency translation adjustment	(18,288)	5,585

Plan assets, end of year	$261,026	$253,761

Reconciliation to balance sheet
Funded status benefit asset/(liability)	$(14,736)	$2,580

Net amount recognized	$(14,736)	$2,580

Amounts recognized in accumulated other comprehensive income (after tax)
Unrecognized actuarial loss	$45,836	$31,302
Unamortized prior service costs	(423)	152
Total amount recognized	$45,413	$31,454

The above disclosure represents the aggregation of information related to the Company’s two defined benefit plans which cover many of its European employees. As of December 28, 2014, and December 29, 2013, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had an accumulated benefit obligation in excess of the plan assets. The other plan, which covers certain employees in Europe (the “Europe Plan”), had assets in excess of the accumulated benefit obligation. The following table summarizes this information as of December 28, 2014, and December 29, 2013.

	2014	2013
	(in thousands)
UK Plan
Projected Benefit Obligation	$190,303	$176,909
Accumulated Benefit Obligation	190,303	176,909
Plan Assets	179,205	174,039

Europe Plan
Projected Benefit Obligation	$85,459	$74,272
Accumulated Benefit Obligation	81,353	71,297
Plan Assets	81,821	79,722

	FISCAL YEAR
	2014	2013	2012
	(in thousands)
Components of net periodic benefit cost
Service cost	$705	$804	$505
Interest cost	10,563	9,610	10,212
Expected return on plan assets	(11,904)	(10,150)	(11,203)
Amortization of prior service cost	19	89	86
Recognized net actuarial (gains)/losses	648	684	1,189

Net periodic benefit cost	$31	$1,037	$789

For 2015, it is estimated that approximately $1.0 million of expenses related to the amortization of unrecognized items will be included in the net periodic benefit cost. During 2014, other comprehensive income was impacted by approximately $24.4 million comprised of actuarial loss of approximately $25.0 million and amortization of $0.6 million.

	FISCAL YEAR
	2014	2013	2012
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.0%	4.0%	4.7%
Expected return on plan assets	4.2%	4.7%	5.7%
Rate of compensation	2.0%	2.0%	2.0%
Weighted average assumptions used to determine benefit obligations
Discount rate	3.2%	4.25%	4.0%
Rate of compensation	2.0%	2.0%	2.0%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The Company’s foreign defined benefit plans’ accumulated benefit obligations were in excess of the fair value of plan assets. The projected benefit obligations, accumulated benefit obligations and fair value of these plans are as follows:

	FISCAL YEAR
	2014	2013
	(in thousands)
Projected benefit obligation	$275,762	$251,181
Accumulated benefit obligations	271,656	248,206
Fair value of plan assets	261,026	253,761

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at December 28, 2014, or December 29, 2013.

The Company’s actual weighted average asset allocations for 2014 and 2013, and the targeted asset allocation for 2015, of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR
	2015			2014	2013
	Target Allocation			Percentage of Plan Assets at Year End
Asset Category:
Equity Securities	55%	-	65%	63%	65%
Debt Securities	30%	-	40%	34%	32%
Other	0%	-	5%	3%	3%

		100%		100%	100%

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

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of December 28, 2014 and December 29, 2013. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Pension Plan Assets by Category as of December 28, 2014
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$81,821	$173,271	$255,092
Level 2	0	0	0
Level 3	0	5,934	5,934
Total	$81,821	$179,205	$261,026

	Pension Plan Assets by Category as of December 29, 2013
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$79,722	$167,397	$247,119
Level 2	0	0	0
Level 3	0	6,642	6,642
Total	$79,722	$174,039	$253,761

The assets identified as level 3 above relate to insured annuities held by the UK Plan. The fair value of these assets was calculated using the present value of the future pension payments due under the insurance policies. The table below indicates the change in value related to these level 3 assets during 2014:

2014
(in thousands)
Balance of level 3 assets, beginning of year	$6,642
Interest cost	287
Benefits paid	(918)
Actuarial loss	212
Translation adjustment	(289)
Ending Balance of level 3 assets	$5,934

During 2015, the Company expects to contribute $5.1 million to the plan trust. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)

2015	$8,902
2016	9,021
2017	9,206
2018	9,664
2019	9,749
2020-2024	48,585

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

	FISCAL YEAR
	2014	2013
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$20,947	$21,923
Service cost	500	534
Interest cost	1,071	997
Benefits paid	(847)	(847)
Actuarial loss (gain)	2,345	(1,660)

Benefit obligation, end of year	$24,016	$20,947

The amounts recognized in the consolidated balance sheets are as follows:

	2014	2013
	(in thousands)
Current liabilities	$847	$848
Non-current liabilities	23,169	20,099
	$24,016	$20,947

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	2014	2013
	(in thousands)
Unrecognized actuarial loss	$3,949	$2,614
Unrecognized transition asset	0	0
Unamortized prior service cost	0	14
	$3,949	$2,628

The accumulated benefit obligation related to the SCP was $20.3 million and $17.6 million as of December 28, 2014, and December 29, 2013, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	2014	2013	2012
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost
Discount rate	4.5%	4.0%	4.75%
Rate of compensation	4.0%	4.0%	4.0%

Assumptions used to determine benefit obligations
Discount rate	4.0%	4.5%	4.0%
Rate of compensation	4.0%	4.0%	4.0%

Components of net periodic benefit cost
Service cost	$500	$534	$452
Interest cost	1,072	997	1,014
Amortizations	291	489	316

Net periodic benefit cost	$1,863	$2,020	$1,782

The changes in other comprehensive income during 2014 related to this Plan were approximately $1.3 million, after tax, primarily comprised of a net loss during the period of $1.3 million.

For 2015, the Company estimates that approximately $0.5 million of expenses related to the amortization of unrecognized items will be included in net periodic benefit cost for the SCP.

During 2014, the Company contributed $0.8 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)
2015	$847
2016	847
2017	847
2018	847
2019	847
2020-2024	9,504

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

At the time of the final insurance settlement payment, the amount of proceeds received exceeded the amount that the Company had recorded as a receivable. (Certain amounts claimed with the insurance company had not been recorded in the Company’s financial statements, in accordance with applicable accounting standards.) Accordingly, the amount of reimbursement received in excess of the insurance receivable, approximately $7.0 million, was recorded as a gain during 2013 in the consolidated statement of operations. There was no insurance recovery receivable as of the end of 2013, or since that time, and the Company does not expect to incur any additional fire related expenses or record any additional fire related recoveries from the insurer.

As described in Items 1 and 7 of this report, the Company’s new manufacturing facility in Minto, Australia commenced operations in January 2014.

ENTERPRISE-WIDE DISCLOSURES

Based on applicable accounting standards, the Company has determined that it has three operating segments – namely, the Americas (approximately 57% of net sales), Europe (approximately 28% of net sales) and Asia-Pacific (approximately 15% of net sales) geographic regions. Pursuant to accounting standards, the Company has aggregated the three operating segments into one reporting segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment. In August 2012, the Company sold its Bentley Prince Street business segment. Accordingly the Company has included the operations of the former Bentley Prince Street segment in discontinued operations, where applicable.

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2014, 2013 and 2012 were approximately 51%, 52% and 55%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. With the exception of the United States, no one country represented more than 10% of the Company’s net sales. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	FISCAL YEAR
	2014	2013	2012
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$487,001	$458,585	$421,355
United Kingdom	83,182	75,076	83,373
Australia	79,922	78,569	87,115
Other foreign countries	353,798	347,759	340,177

Net sales	$1,003,903	$959,989	$932,020

LONG-LIVED ASSETS(2)
United States	$86,856	$85,518
United Kingdom	10,604	16,541
Netherlands	38,086	35,619
Australia	57,410	60,199
China	14,007	16,281
Other foreign countries	20,384	16,687

Total long-lived assets	$227,347	$230,845

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

	FISCAL YEAR 2014
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER(1)	FOURTH QUARTER(2)
	(in thousands, except per share data)
Net sales	$218,992	$260,624	$252,191	$272,096
Gross profit	74,686	90,385	83,595	91,361
Net income (loss)	4,025	13,071	(376)	8,088

Basic income (loss) per share	$0.06	$0.20	$(0.01)	$0.12

Diluted income (loss) per share	$0.06	$0.20	$(0.01)	$0.12

Share prices
High	$22.46	$21.13	$19.41	$16.74
Low	$18.63	$17.11	$15.72	$12.98

(1) Results for the third quarter of 2014 include restructuring and asset impairment charges of $12.4 million.

(2) Results for the fourth quarter of 2014 include debt retirement expenses of $12.0 million.

	FISCAL YEAR 2013
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER(1)
	(in thousands, except per share data)
Net sales	$210,369	$243,483	$254,448	$251,689
Gross profit	71,252	86,233	91,753	91,871
Net income	6,997	10,965	14,957	15,336

Basic income per share	$0.11	$0.17	$0.23	$0.23

Diluted income per share:	$0.11	$0.17	$0.23	$0.23

Share prices
High	$19.96	$19.86	$20.30	$21.74
Low	15.76	15.13	16.73	18.54

___________________

(1)

The fourth quarter of 2013 includes a gain of $7.0 million related to final settlement of the Company’s fire insurance claim in Australia. The fourth quarter of 2013 also includes $1.7 million of expenses related to debt retirement.

ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During 2014, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The only reclassifications that occurred in that period were comprised of $1.0 million related to the Company’s defined retirement benefit plans and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated statement of operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. and Subsidiaries as of December 28, 2014 and December 29, 2013 and the related consolidated statements of operations and comprehensive income and cash flows for each of the three years in the period ended December 28, 2014. In connection with our audits of the financial statements we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc. and Subsidiaries at December 28, 2014 and December 29, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interface, Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

February 25, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

We have audited Interface, Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interface, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Interface, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interface, Inc. and Subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations and comprehensive income, and cash flows for each of the three years in the period ended December 28, 2014 and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

February 25, 2015

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on that assessment, management concluded that, as of December 28, 2014, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B.      OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2014 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

ITEM 11.      EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2014 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2014 fiscal year, is incorporated herein by reference.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2014 fiscal year, is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2014 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income — fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012.

Consolidated Balance Sheets — December 28, 2014 and December 29, 2013.

Consolidated Statements of Cash Flows — fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012.

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

Interface, Inc. Executive Bonus Plan, adopted on February 19, 2014 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on February 24, 2014, previously filed with the Commission and incorporated herein by reference).*

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

Employment and Change in Control Agreement of Jay D. Gould dated January 9, 2015 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on January 13, 2015, previously filed with the Commission and incorporated herein by reference).*

10.11	—

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

10.12	—

Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.13	—

Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix, John R. Wells, Patrick C. Lynch, Raymond S. Willoch, and Robert A. Coombs) (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.14	—

Interface, Inc. Long-Term Care Insurance Plan and related Summary Plan Description (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on December 20, 2005, previously filed with the Commission and incorporated herein by reference).*

10.15	—

Interface, Inc. Nonqualified Savings Plan II, as amended and restated effective January 1, 2009 (included as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 29, 2013 (the “2012 10-K”), previously filed with the Commission and incorporated herein by reference; First Amendment thereto, dated February 26, 2009 (included as Exhibit 10.19 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated December 9, 2009 (included as Exhibit 10.20 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated April 15, 2010 (included as Exhibit 10.21 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto, dated August 9, 2012 (included as Exhibit 10.22 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference).*

10.16	—

Syndicated Facility Agreement, dated as of October 22, 2013, among Interface, Inc., certain subsidiaries of the Company as borrowers, certain subsidiaries of the Company as guarantors, Bank of America, N.A. as Administrative Agent, The Royal Bank of Scotland, as Syndication Agent, and SunTrust Bank and Regions Bank, as Co-Documentation Agents, and the other lenders party thereto (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on October 23, 2013, previously filed with the Commission and incorporated herein by reference); and First Amendment thereto, dated as of October 3, 2014 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on October 7, 2014, previously filed with the Commission and incorporated herein by reference).

10.17	—

Security and Pledge Agreement, dated as of October 22, 2013, among Interface, Inc., certain subsidiaries of the Company as obligors, and Bank of America, N.A. as Administrative Agent (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on October 23, 2013, previously filed with the Commission and incorporated herein by reference).

10.18	—	Employment Contract of Robert Boogaard dated August 19, 2011.*
21	—	Subsidiaries of the Company.
23	—	Consent of BDO USA, LLP.
24	—	Power of Attorney (see signature page of this Report).
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
32.1	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

32.2	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF	—	XBRL Taxonomy Definition Linkbase Document

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

Report of Independent Registered Public Accounting Firm

Board and Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

The audits referred to in our report, dated February 25, 2015, relating to the consolidated financial statements of Interface, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, also included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Atlanta, Georgia,

February 25, 2015

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
December 28, 2014	$7,646	$(730)	$0	$1,020	$7,936
December 29, 2013	8,818	253	0	1,425	7,646
December 30, 2012	8,920	1,338	0	1,440	8,818

(A) Includes changes in foreign currency exchange rates.

(B) Write off of bad debt, and recovering of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS(B)	COLUMN D DEDUCTIONS (DESCRIBE) (C)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year Ended:
December 28, 2014	$519	$9,315	$2,717	$5,372	$7,179
December 29, 2013	4,350	0	0	3,831	519
December 30, 2012	4,112	18,927	9,364	9,325	4,350

(A) Includes changes in foreign currency exchange rates.

(B) Reduction of asset carrying value.

(C) Cash payments.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Reserves for Sales Returns and Allowances:
Year ended:
December 28, 2014	$3,571	$63	$0	$1,438	$2,196
December 29, 2013	3,099	1,360	0	888	3,571
December 30, 2012	4,276	1,441	0	2,618	3,099

(A) Includes changes in foreign currency exchange rates.

(B) Represents credits issued and adjustments to reflect actual exposure.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty Reserves :
Year ended:
December 28, 2014	$1,364	$394	$0	$0	$1,758
December 29, 2013	1,232	446	0	314	1,364
December 30, 2012	871	361	0	0	1,232

(A) Includes changes in foreign currency exchange rates.

(B) Represents costs applied against reserve and adjustments to reflect actual exposure.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Inventory Reserves :
Year ended:
December 28, 2014	$13,416	$4,819	$0	$3,451	$14,784
December 29, 2013	12,946	3,445	0	2,975	13,416
December 30, 2012	10,366	4,252	0	1,672	12,946

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

Date: February 25, 2015		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
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

Signature	Capacity	Date

/s/ DANIEL T. HENDRIX	Chairman of the Board, President, Chief	February 25, 2015
Daniel T. Hendrix	Executive Officer and Director (Principal
Executive Officer)

/s/ PATRICK C. LYNCH	Senior Vice President and Chief Financial Officer	February 25, 2015
Patrick C. Lynch	(Principal Financial and Accounting Officer)

/s/ JOHN P. BURKE	Director	February 25, 2015
John P. Burke

/s/ EDWARD C. CALLAWAY	Director	February 25, 2015
Edward C. Callaway

/s/ ANDREW B. COGAN	Director	February 25, 2015
Andrew B. Cogan

/s/ CARL I. GABLE	Director	February 25, 2015
Carl I. Gable

/s/ JUNE M. HENTON	Director	February 25, 2015
June M. Henton

/s/ CHRISTOPHER G. KENNEDY	Director	February 25, 2015
Christopher G. Kennedy

/s/ K. DAVID KOHLER	Director	February 25, 2015
K. David Kohler

/s/ JAMES B. MILLER, JR.	Director	February 25, 2015
James B. Miller, Jr.

/s/ HAROLD M. PAISNER	Director	February 25, 2015
Harold M. Paisner

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.18	Employment Contract of Robert Boogaard dated August 19, 2011.
21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
32.1

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

32.2

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document