Form 10-Q
period 2015-04-05
INTERFACE INC
filed 2015-05-14
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 5, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Shares outstanding of each of the registrant's classes of common stock at May 5, 2015:

Class	Number of Shares
Common Stock, $.10 par value per share	66,075,856

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	APRIL 5, 2015	DECEMBER 28, 2014
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$59,002	$54,896
Accounts Receivable, net	121,531	157,093
Inventories	158,664	142,167
Prepaid Expenses and Other Current Assets	24,398	20,780
Deferred Income Taxes	9,789	9,732
TOTAL CURRENT ASSETS	373,384	384,668

PROPERTY AND EQUIPMENT, less accumulated depreciation	215,907	227,347
DEFERRED TAX ASSET	30,494	33,138
GOODWILL	63,041	70,509
OTHER ASSETS	58,544	59,252
TOTAL ASSETS	$741,370	$774,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$53,307	$49,464
Current Portion of Long-Term Debt	5,000	0
Accrued Expenses	75,636	94,323
TOTAL CURRENT LIABILITIES	133,943	143,787

LONG-TERM DEBT	254,000	263,338
DEFERRED INCOME TAXES	10,796	11,002
OTHER	47,656	50,148
TOTAL LIABILITIES	446,395	468,275

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,607	6,597
Additional Paid-In Capital	369,360	368,603
Retained Earnings	49,403	39,737
Accumulated Other Comprehensive Income (Loss) – Foreign Currency Translation Adjustment	(84,235)	(58,936)
Accumulated Other Comprehensive Income (Loss) – Pension Liability	(46,160)	(49,362)
TOTAL SHAREHOLDERS’ EQUITY	294,975	306,639
	$741,370	$774,914

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	APRIL 5, 2015	MARCH 30, 2014

NET SALES	$236,904	$218,992
Cost of Sales	151,472	144,306

GROSS PROFIT ON SALES	85,432	74,686
Selling, General and Administrative Expenses	64,032	62,659
OPERATING INCOME	21,400	12,027

Interest Expense	1,888	5,498
Other Expense (Income)	1,272	(26)

INCOME BEFORE INCOME TAX EXPENSE	18,240	6,555
Income Tax Expense	5,918	2,530

Net Income	$12,322	$4,025

Earnings Per Share – Basic	$0.19	$0.06

Earnings Per Share – Diluted	$0.19	$0.06

Common Shares Outstanding – Basic	66,420	66,471
Common Shares Outstanding – Diluted	66,471	66,572

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 5, 2015	MARCH 30, 2014

Net Income	$12,322	$4,025
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	(25,299)	3,104
Other Comprehensive Income (Loss), Pension Liability Adjustment	3,202	(437)
Comprehensive Income (Loss)	$(9,775)	$6,692

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 5, 2015	MARCH 30, 2014
OPERATING ACTIVITIES:
Net income	$12,322	$4,025
Adjustments to reconcile income to cash provided by (used in) operating activities:
Depreciation and amortization	7,789	6,662
Stock compensation amortization expense	4,472	2,150
Deferred income taxes and other	4,399	(146)
Working capital changes:
Accounts receivable	29,901	8,106
Inventories	(22,391)	(19,963)
Prepaid expenses and current assets	(5,029)	(52)
Accounts payable and accrued expenses	(9,374)	(3,342)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	22,089	(2,560)

INVESTING ACTIVITIES:
Capital expenditures	(4,574)	(9,062)
Other	38	(958)

CASH USED IN INVESTING ACTIVITIES	(4,536)	(10,020)

FINANCING ACTIVITIES:
Repayments of long-term debt	(3,000)	0
Borrowing of long-term debt	0	4,140
Proceeds from issuance of common stock	157	105
Dividends paid	(2,656)	(1,995)
Repurchase of common stock	(4,857)	0

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	(10,356)	2,250

Net cash provided by (used in) operating, investing and financing activities	7,197	(10,330)
Effect of exchange rate changes on cash	(3,091)	(61)

CASH AND CASH EQUIVALENTS:
Net change during the period	4,106	(10,391)
Balance at beginning of period	54,896	72,883

Balance at end of period	$59,002	$62,492

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 28, 2014, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 28, 2014 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The first quarter of 2015 was comprised of 14 weeks, while the first quarter of 2014 was comprised of 13 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	April 5, 2015	December 28, 2014
	(In thousands)
Finished Goods	$104,239	$89,688
Work in Process	10,409	9,898
Raw Materials	44,016	42,581
	$158,664	$142,167

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

	Three Months Ended
	April 5, 2015	March 30, 2014
Earnings Per Share:

Basic Earnings Per Share:
Distributed Earnings	$0.04	$0.03
Undistributed Earnings	0.15	0.03
Total	$0.19	$0.06

Diluted Earnings Per Share:
Distributed Earnings	$0.04	$0.03
Undistributed Earnings	0.15	0.03
Total	$0.19	$0.06

Basic earnings per share	$0.19	$0.06
Diluted earnings per share	$0.19	$0.06

The following table presents net income that was attributable to participating securities.

	Three Months Ended
	April 5, 2015	March 30, 2014
	(In millions)
Net Income	$0.3	$0.1

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	April 5, 2015	March 30, 2014
	(In thousands)
Weighted Average Shares Outstanding	64,930	65,000
Participating Securities	1,490	1,471
Shares for Basic Earnings Per Share	66,420	66,471
Dilutive Effect of Stock Options	51	101
Shares for Diluted Earnings Per Share	66,471	66,572

For the three months ended April 5, 2015 and March 30, 2014, there were no options or participating securities excluded from the computation of diluted EPS.

NOTE 4 – LONG-TERM DEBT

7.625% Senior Notes

As of March 30, 2014, the Company had outstanding $247.5 million in 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). These notes were redeemed in their entirety in the fourth quarter of 2014. The estimated fair value of the 7.625% Senior Notes as of March 30, 2014, based on then current market prices, was $265.4 million.

Syndicated Credit Facility

The Company has a syndicated credit facility (the “Facility”) pursuant to which the lenders provide to the Company and certain of its subsidiaries a multicurrency revolving credit facility and provide to the Company a term loan. The facility matures in October of 2019. Interest on base rate loans is charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit are charged at varying rates computed by applying a margin over the applicable LIBOR rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

As of April 5, 2015, the Company had outstanding $200 million of term loan borrowing and $59.0 million of revolving loan borrowings outstanding under the Facility, and had $3.1 million in letters of credit outstanding under the Facility. As of April 5, 2015, the weighted average interest rate on borrowings outstanding under the Facility was 2.2%.

The Company is required to make amortization payments of the term loan borrowing. The amortization payments are due on the last day of the calendar quarter, commencing with an initial amortization payment of $2.5 million on December 31, 2015. The quarterly amortization payment amount increases to $3.75 million on December 31, 2016.

The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $19.0 million of other lines of credit available at interest rates ranging from 2% to 6%. As of April 5, 2015, there were no borrowings outstanding under these lines of credit.

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

All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first quarter of 2014 or 2015.

There were no stock options granted during the first three months of fiscal years 2015 or 2014. The following table summarizes stock options outstanding as of April 5, 2015, as well as activity during the three months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2014	126,000	$9.23
Granted	0	0
Exercised	17,000	8.95
Forfeited or canceled	0	0
Outstanding at April 5, 2015	109,000	$8.91

Exercisable at April 5, 2015	109,000	$8.91

At April 5, 2015, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $2.3 million and $2.3 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first three months of 2015 and 2014 are provided in the following table:

	Three Months Ended
	April 5, 2015	March 30, 2014
	(In thousands)
Proceeds from stock options exercised	$157	$105
Intrinsic value of stock options exercised	$131	$224

Restricted Stock Awards

During the three months ended April 5, 2015, and March 30, 2014, the Company granted restricted stock awards for 579,000 and 487,500 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a two to five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $4.5 million and $2.2 million for the three months ended April 5, 2015, and March 30, 2014, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of April 5, 2015, as well as activity during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2014	1,391,000	$17.12
Granted	579,000	16.22
Vested	286,000	14.01
Forfeited or canceled	194,000	13.46
Outstanding at April 5, 2015	1,490,000	$17.84

As of April 5, 2015, the unrecognized total compensation cost related to unvested restricted stock was $16.3 million. That cost is expected to be recognized by the end of 2019.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended April 5, 2015, and March 30, 2014, respectively:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	April 5, 2015	March 30, 2014
	(In thousands)
Service cost	$269	$175
Interest cost	2,093	2,515
Expected return on assets	(2,247)	(2,825)
Amortization of prior service costs	8	12
Recognized net actuarial (gains)/losses	239	153
Net periodic benefit cost	$362	$30

	Three Months Ended
Salary Continuation Plan (SCP)	April 5, 2015	March 30, 2014
	(In thousands)
Service cost	$148	$125
Interest cost	278	268
Amortization of prior service cost	0	6
Amortization of (gain)/loss	131	67
Net periodic benefit cost	$557	$466

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

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $1.6 million and $0.3 million for the three month periods ended April 5, 2015, and March 30, 2014, respectively. Income tax payments amounted to $1.7 million and $2.9 million for the three month periods ended April 5, 2015, and March 30, 2014, respectively.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which eliminates the concept of extraordinary items from generally accepted accounting principles. The standard does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The standard is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The standard allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. We do not believe the adoption of this standard will have any significant effect on our ongoing financial reporting.

In February 2015, the FASB issued an accounting standard which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The new accounting standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015. We are currently evaluating the impact, if any, this standard will have on our ongoing financial reporting, but we do not believe the adoption of this standard will have any significant effect on our ongoing financial reporting.

NOTE 10 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first three months of 2015, the Company increased its liability for unrecognized tax benefits by $0.2 million. As of April 5, 2015, the Company had accrued approximately $27.1 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of April 5, 2015 reflects a reduction for $21.8 million of these unrecognized tax benefits.

NOTE 11 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first quarter of 2015, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.4 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

NOTE 12 – 2014 RESTRUCTURING PLAN

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2014	Cost Incurred in 2015	Balance at April 5, 2015
	(In thousands)
Workforce Reduction	$9,669	$2,732	$4,975	$1,962
Fixed Asset Impairment	2,584	2,584	0	0
Other Related Exit Costs	133	133	0	0

NOTE 13 – REPURCHASE OF COMMON STOCK

In 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. During the first quarter of 2015, the Company repurchased and retired 250,000 shares of common stock. The weighted average purchase price of these shares was $19.39 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, April 5, 2015, and the comparable period of 2014 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

During the quarter ended April 5, 2015, we had net sales of $236.9 million, compared with net sales of $219.0 million in the first quarter last year. Fluctuations in currency exchange rates had a negative impact of approximately $19 million on sales for the 2015 first quarter compared with the prior year period. The first quarter of 2015 was comprised of 14 weeks, while the first quarter of 2014 was comprised of 13 weeks. This is a factor in certain of the comparisons discussed below.

During the first quarter of 2015, we had net income of $12.3 million, or $0.19 per diluted share, compared with net income of $4.0 million, or $0.06 per diluted share, in the first quarter last year.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended April 5, 2015, and March 30, 2014, respectively:

	Three Months Ended
	April 5, 2015	March 30, 2014

Net sales	100.0%	100.0%
Cost of sales	63.9	65.9
Gross profit on sales	36.1	34.1
Selling, general and administrative expenses	27.0	28.6
Operating income	9.0	5.5
Interest/Other expense	1.3	2.5
Income before tax expense	7.7	3.0
Income tax expense	2.5	1.2
Net income	5.2	1.8

Net Sales

Below we provide information regarding net sales and analyze those results for the three-month periods ended April 5, 2015, and March 30, 2014, respectively.

	Three Months Ended
	April 5, 2015	March 30, 2014	Percentage Change
	(In thousands)
Net Sales	$236,904	$218,992	8.2%

For the quarter ended April 5, 2015, net sales increased $17.9 million (8.2%) versus the comparable period in 2014. As discussed above, the strengthening of the U.S. dollar had a negative impact of approximately $19 million on 2015 first quarter sales as compared to the first quarter of 2014. On a geographic basis, we experienced sales increases in the Americas (up 17%) and Asia-Pacific (up 13%). Due to the significant year-over-year decline of the Euro versus the U.S. dollar, net sales in Europe in the first quarter of 2015 were down 8% as reported in U.S. dollars. In local currency, sales in Europe were up 12%. The increase in the Americas was across all of our market segments, with the corporate office market (up 13%) showing the largest dollar increase. We also experienced significant increases in our non-office market segments, with the hospitality (up 94%), education (up 15%) and government (up 23%) market segments having the largest gains. Our FLOR consumer business also saw an increase in sales of 13%, primarily related to sales gains at our 19 retail store locations in the U.S. and Canada. In Europe, the currency impact led to declines across all market segments as reported in U.S. dollars. On a local currency basis, the 12% increase in Europe came primarily in the corporate office market (up 21%) as a result of continued economic recovery in the region, particularity in the United Kingdom, and southern and central Europe. This increase was tempered by declines in the government segment (down 27%), as the austerity programs introduced in the past continue to drive lower government spending. In Asia-Pacific, the increase was primarily in the corporate office (up 18%) and retail (up over 100%) market segments. The retail market segment sales increase took place primarily in China. Smaller gains in the government (up over 100%) and hospitality (up 55%) market segments were offset by declines in the education (down 53%) and healthcare (down 72%) market segments.

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses for the three-month periods ended April 5, 2015, and March 30, 2014, respectively:

	Three Months Ended
Cost and Expenses	April 5, 2015	March 30, 2014	Percentage Change
	(In thousands)
Cost of sales	$151,472	$144,306	5.0%
Selling, general and administrative expenses	64,032	62,659	2.2%
Total	$215,504	$206,965	4.1%

For the quarter ended April 5, 2015, our cost of sales increased $7.2 million (5.0%) versus the comparable period in 2014. Currency fluctuation had a favorable impact on cost of sales; if currency rates had remained the same for the first quarter of 2015 versus that of the first quarter of 2014, our cost of sales would have been approximately $10 million higher. The year-over-year increase in cost of sales is due to higher raw materials cost ($5 million) and labor costs ($0.7 million) as a result of increased production volumes associated with higher sales and orders for the first quarter of 2015. On a per-unit basis, the cost of our raw materials experienced a decline of approximately 4-6% in the first quarter of 2015 versus the first quarter of 2014. As a percentage of sales, our cost of sales declined to 63.9% for the first quarter of 2015, versus 65.9% for the first quarter of 2014. The decline is a result (1) better absorption of fixed manufacturing costs associated with higher production volumes in the first quarter of 2015 versus the first quarter of 2014, (2) lower raw material prices, (3) the normalization of our production and supply chain in the Asia-Pacific region after the January 2014 opening of our new facility in Australia, and (4) the cost savings and efficiency initiatives associated with our significant restructuring actions which took place in the third quarter of 2014.

For the quarter ended April 5, 2015, our selling, general and administrative expenses increased $1.4 million (2.2%) versus the comparable period in 2014. Currency fluctuation had a favorable impact on selling, general and administrative expenses; if currency rates had remained the same for the first quarter of 2015 versus that of the first quarter of 2014, our selling, general and administrative expenses would have been approximately $4 million higher. The primary driver of the year-over-year increase was $3.5 million of higher administrative expenses, largely comprised of share-based payment expenses and incentive compensation amounts, as our projected performance is better in 2015 versus 2014. These increases were partially offset by lower marketing (down $1.6 million) and selling (down $0.3 million) costs. These decreased marketing and selling costs are direct results of the restructuring actions which took place in the third quarter of 2014. Due to these factors, as well as the increased sales discussed above, selling, general and administrative expenses declined as a percentage of sales to 27.0% for the first quarter of 2015, versus 28.6% for the corresponding period of 2014.

Interest Expense

For the three-month period ended April 5, 2015, interest expense decreased by $3.6 million to $1.9 million, versus $5.5 million for three-month period ended March 30, 2014. The reason for the decrease was the debt refinancing activities we completed in the fourth quarter of 2014 in which we redeemed all of our $247.5 million of outstanding 7.625% Senior Notes and replaced them with borrowings under our Syndicated Credit Facility. This facility is comprised of a term loan as well as a multi-currency revolving debt facility and incurs interest at a significantly lower rate than the 7.625% Senior Notes.

Liquidity and Capital Resources

General

At April 5, 2015, we had $59.0 million in cash. At that date, we had $200.0 million in term loan borrowings, $59.0 million of revolving loan borrowings and $3.1 million in letters of credit outstanding under our Syndicated Credit Facility. As of April 5, 2015, we could have incurred $187.9 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred an additional $19.0 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary source of cash during the three months ended April 5, 2015 was $29.9 million due to a reduction of accounts receivable. Our primary uses of cash during this period were (1) $22.4 million due to increased inventory levels, (2) $9.4 million due to decreases in accounts payable and accruals, (3) $5.0 million for an increase in prepaid expenses and other current assets, (4) $4.9 million for stock repurchases, and (5) $4.6 million for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, under Item 7A of that Form 10-K. Our discussion here focuses on the quarter ended April 5, 2015, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At April 5, 2015, we recognized a $25.3 million decrease in our foreign currency translation adjustment account compared to December 28, 2014, primarily because of the strengthening of the U.S dollar versus certain foreign currencies, particularly the Euro and Australian dollar.

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

Because the debt outstanding under our Syndicated Credit Facility has variable interest rates based on an underlying prime lending rate or LIBOR rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate or LIBOR rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2014.

As of April 5, 2015, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.8 million or an increase in the fair value of our financial instruments of $7.2 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the first quarter of 2015. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended April 5, 2015:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

December 29-31, 2014	0	N/A	0	500,000
January 1-31, 2015	0	N/A	0	500,000
February 1-28, 2015	150,000	$19.05	150,000	350,000
March 1-31, 2015(3)	152,245	$20.18	100,000	250,000
April 1-5, 2015	0	N/A	0	250,000
Total	302,245	$19.62	250,000	250,000

(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2015, which commenced December 29, 2014 and ended April 5, 2015.

(2) In 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year.

(3) Includes certain shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous grants of restricted stock.

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

INTERFACE, INC.

Date: May 14, 2015	By:	/s/ Patrick C. Lynch
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