Form 10-Q
period 2015-07-05
INTERFACE INC
filed 2015-08-10
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 5, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at August 4, 2015:

Class	Number of Shares
Common Stock, $.10 par value per share	65,854,724

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JULY 5, 2015	DECEMBER 28, 2014
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$71,821	$54,896
Accounts Receivable, net	137,546	157,093
Inventories	164,205	142,167
Prepaid Expenses and Other Current Assets	21,989	20,780
Deferred Income Taxes	9,617	9,732
TOTAL CURRENT ASSETS	405,178	384,668

PROPERTY AND EQUIPMENT, less accumulated depreciation	216,681	227,347
DEFERRED TAX ASSET	24,988	33,138
GOODWILL	64,530	70,509
OTHER ASSETS	58,788	59,252
TOTAL ASSETS	$770,165	$774,914

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$56,273	$49,464
Current Portion of Long-Term Debt	7,500	0
Accrued Expenses	80,421	94,323
TOTAL CURRENT LIABILITIES	144,194	143,787

LONG-TERM DEBT	251,615	263,338
DEFERRED INCOME TAXES	11,240	11,002
OTHER	47,217	50,148
TOTAL LIABILITIES	454,266	468,275

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,585	6,597
Additional Paid-In Capital	368,725	368,603
Retained Earnings	68,481	39,737
Accumulated Other Comprehensive Loss – Foreign Currency Translation Adjustment	(79,175)	(58,936)
Accumulated Other Comprehensive Loss – Pension Liability	(48,717)	(49,362)
TOTAL SHAREHOLDERS’ EQUITY	315,899	306,639
	$770,165	$774,914

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 5, 2015	JUNE 29, 2014	JULY 5, 2015	JUNE 29, 2014

NET SALES	$263,637	$260,624	$500,541	$479,616
Cost of Sales	162,385	170,239	313,857	314,545

GROSS PROFIT ON SALES	101,252	90,385	186,684	165,071
Selling, General and Administrative Expenses	68,033	66,042	132,065	128,701
OPERATING INCOME	33,219	24,343	54,619	36,370

Interest Expense	1,790	5,420	3,678	10,918
Other Expense (Income)	(446)	(128)	826	(154)

INCOME BEFORE INCOME TAX EXPENSE	31,875	19,051	50,115	25,606
Income Tax Expense	10,153	5,980	16,071	8,510

NET INCOME	$21,722	$13,071	$34,044	$17,096

Earnings Per Share – Basic	$0.33	$0.20	$0.51	$0.26

Earnings Per Share – Diluted	$0.33	$0.20	$0.51	$0.26

Common Shares Outstanding – Basic	65,995	66,473	66,208	66,472
Common Shares Outstanding – Diluted	66,044	66,550	66,253	66,558

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 5, 2015	JUNE 29, 2014	JULY 5, 2015	JUNE 29, 2014

Net Income	$21,722	$13,071	$34,044	$17,096
Other Comprehensive Income (Loss), Foreign
Currency Translation Adjustment	5,060	1,078	(20,239)	4,182
Other Comprehensive Income (Loss), Pension Liability Adjustment	(2,557)	(776)	645	(1,213)
Comprehensive Income	$24,225	$13,373	$14,450	$20,065

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED

	JULY 5, 2015	JUNE 29, 2014
OPERATING ACTIVITIES:
Net Income	$34,044	$17,096
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	15,539	13,312
Stock Compensation Amortization Expense	9,100	2,674
Deferred Income Taxes and Other	9,287	234
Working Capital Changes:
Accounts Receivable	15,209	(12,403)
Inventories	(27,150)	(21,929)
Prepaid Expenses and Other Current Assets	(2,328)	(118)
Accounts Payable and Accrued Expenses	(2,841)	1,938

CASH PROVIDED BY OPERATING ACTIVITIES:	50,860	804

INVESTING ACTIVITIES:
Capital Expenditures	(12,126)	(22,017)
Other	(462)	(1,658)

CASH USED IN INVESTING ACTIVITIES:	(12,588)	(23,675)

FINANCING ACTIVITIES:
Repayments of Long-Term Debt	(3,000)	(2,289)
Borrowing of Long-Term Debt	0	5,952
Proceeds from Issuance of Common Stock	359	159
Repurchase of Common Stock	(10,469)	0
Dividends Paid	(5,300)	(3,989)

CASH USED IN FINANCING ACTIVITIES:	(18,410)	(167)

Net Cash Provided by (Used in) Operating, Investing and Financing Activities	19,862	(23,038)
Effect of Exchange Rate Changes on Cash	(2,937)	167

CASH AND CASH EQUIVALENTS:
Net Change During the Period	16,925	(22,871)
Balance at Beginning of Period	54,896	72,883

Balance at End of Period	$71,821	$50,012

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

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 28, 2014, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The first quarter of 2015 was comprised of 14 weeks, while the first quarter of 2014 was comprised of 13 weeks. Each of the second quarters of 2015 and 2014 was comprised of 13 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	July 5, 2015	December 28, 2014
	(In thousands)
Finished Goods	$105,756	$89,688
Work in Process	10,915	9,898
Raw Materials	47,534	42,581
	$164,205	$142,167

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

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Earnings Per Share:

Basic Earnings Per Share:
Distributed Earnings	$0.04	$0.03	$0.08	$0.05
Undistributed Earnings	0.29	0.17	0.43	0.21
Total	$0.33	$0.20	$0.51	$0.26

Diluted Earnings Per Share:
Distributed Earnings	$0.04	$0.03	$0.08	$0.05
Undistributed Earnings	0.29	0.17	0.43	0.21
Total	$0.33	$0.20	$0.51	$0.26

Basic earnings per share	$0.33	$0.20	$0.51	$0.26
Diluted earnings per share	$0.33	$0.20	$0.51	$0.26

The following tables present net income that was attributable to participating securities:

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
		(In millions)
Net Income	$0.5	$0.3	$0.8	$0.4

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
		(In thousands)
Weighted Average Shares Outstanding	64,497	65,012	64,710	65,011
Participating Securities	1,498	1,461	1,498	1,461
Shares for Basic Earnings Per Share	65,995	66,473	66,208	66,472
Dilutive Effect of Stock Options	49	77	45	86
Shares for Diluted Earnings Per Share	66,044	66,550	66,253	66,558

For all periods presented, there were no options or participating securities excluded from the computation of diluted EPS.

NOTE 4 – LONG-TERM DEBT

7.625% Senior Notes

As of June 29, 2014, the Company had outstanding $247.5 million in 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). These notes were redeemed in their entirety in the fourth quarter of 2014. The estimated fair value of the 7.625% Senior Notes as of June 29, 2014, based on then current market prices, was $259.9 million.

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

As of July 5, 2015, the Company had $200 million of term loan borrowing and $59.1 million of revolving loan borrowings outstanding under the Facility, and had $3.1 million in letters of credit outstanding under the Facility. As of July 5, 2015, the weighted average interest rate on borrowings outstanding under the Facility was 1.9%.

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

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $19.0 million of other lines of credit available at interest rates ranging from 2% to 6%. As of July 5, 2015, there were no borrowings outstanding under these lines of credit.

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

All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in 2014 or 2015.

There were no stock options granted in 2014 or 2015. The following table summarizes stock options outstanding as of July 5, 2015, as well as activity during the six months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2014	126,000	$9.23
Granted	0	0
Exercised	38,500	9.27
Forfeited or canceled	0	0
Outstanding at July 5, 2015	87,500	8.75

Exercisable at July 5, 2015	87,500	$8.75

At July 5, 2015, the aggregate intrinsic value of both in-the-money options outstanding and options exercisable was $1.4 million (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first six months of 2015 and 2014 are provided in the table below. The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

	Six Months Ended
	July 5, 2015	June 29, 2014
	(In thousands)
Proceeds from stock options exercised	$359	$159
Intrinsic value of stock options exercised	421	299

Restricted Stock Awards

During the six months ended July 5, 2015, and June 29, 2014, the Company granted restricted stock awards for 597,000 and 490,000 shares, respectively, of common stock. Restricted stock awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $9.1 million and $2.7 million for the six months ended July 5, 2015, and June 29, 2014, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock activity as of July 5, 2015, and during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2014	1,391,000	$17.12
Granted	597,000	16.43
Vested	290,500	13.99
Forfeited or canceled	199,500	13.58
Outstanding at July 5, 2015	1,498,000	$17.92

As of July 5, 2015, the unrecognized total compensation cost related to unvested restricted stock was approximately $14.3 million. That cost is expected to be recognized by the end of 2019.

For the six months ended July 5, 2015, and June 29, 2014, the Company recognized tax benefits with regard to restricted stock of $3.5 million and $0.7 million, respectively.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended July 5, 2015, and June 29, 2014, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(In thousands)		(In thousands)
Service cost	$265	$188	$534	$363
Interest cost	2,111	2,849	4,204	5,364
Expected return on assets	(2,265)	(3,195)	(4,512)	(6,020)
Amortization of prior service costs	9	13	17	25
Recognized net actuarial losses	242	175	481	328
Net periodic benefit cost	$362	$30	$724	$60

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(In thousands)		(In thousands)
Service cost	$148	$125	$297	$250
Interest cost	278	268	556	535
Amortization of prior service cost	0	6	0	12
Amortization of loss	131	67	261	133
Net periodic benefit cost	$557	$466	$1,114	$930

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

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $3.3 million and $9.9 million for the six months ended July 5, 2015, and June 29, 2014, respectively. Income tax payments amounted to $3.5 million and $4.0 million for the six months ended July 5, 2015, and June 29, 2014, respectively.

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

NOTE 10 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first six months of 2015, the Company decreased its liability for unrecognized tax benefits by $0.1 million. As of July 5, 2015, the Company had accrued approximately $27.2 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of July 5, 2015 reflects a reduction for $21.9 million of these unrecognized tax benefits.

NOTE 11 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first six months of 2015, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.8 million related to the Company’s defined retirement benefit plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2014	Cost Incurred in 2015	Balance at July 5, 2015
	(In thousands)
Workforce Reduction	$9,669	$2,732	$5,801	$1,136
Fixed Asset Impairment	2,584	2,584	0	0
Other Related Exit Costs	133	133	0	0

NOTE 13 – REPURCHASE OF COMMON STOCK

In the fourth quarter of 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. During the first quarter of 2015, the Company repurchased and retired 250,000 shares of common stock at a weighted average purchase price of $19.39 per share. During the second quarter of 2015, the Company repurchased and retired 250,000 shares of common stock at a weighted average purchase price of $22.41 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended, or as of, July 5, 2015, and the comparable periods of 2014 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

General

During the quarter ended July 5, 2015, we had net sales of $263.6 million, compared with net sales of $260.6 million in the second quarter last year. During the first six months of fiscal year 2015, we had net sales of $500.5 million, compared with net sales of $479.6 million in the first six months of last year. Fluctuations in currency exchange rates had negative impacts on our sales and operating income in the 2015 reported periods, compared with the prior year periods. The following table presents the amounts (in U.S. dollars) by which the exchange rates for converting foreign currencies into U.S. dollars have negatively affected our net sales and operating income for the three months and six months ended July 5, 2015.

	Three Months Ended July 5, 2015	Six Months Ended July 5, 2015
	(In millions)
Net sales	$(24.1)	$(43.3)
Operating income	(3.4)	(5.5)

During the second quarter of 2015, we had net income of $21.7 million, or $0.33 per diluted share, compared with net income of $13.1 million, or $0.20 per diluted share, in the second quarter of 2014. During the six months ended July 5, 2015, we had net income of $34.0 million, or $0.51 per diluted share, compared with net income of $17.1 million, or $0.26 per diluted share, in the first six months of 2014.

The first six months of 2015 were comprised of 27 weeks, while the first six months of 2014 were comprised of 26 weeks. (The additional week was in the first quarter of 2015.) This is a factor in certain of the comparisons discussed in this Item 2.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and six-month periods ended July 5, 2015, and June 29, 2014, respectively:

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.6	65.3	62.7	65.6
Gross profit on sales	38.4	34.7	37.3	34.4
Selling, general and administrative expenses	25.8	25.3	26.4	26.8
Operating income	12.6	9.3	10.9	7.6
Interest/Other expenses	0.5	2.0	0.9	2.2
Income before tax expense	12.1	7.3	10.0	5.3
Income tax expense	3.9	2.3	3.2	1.8
Net income	8.2	5.0	6.8	3.6

Net Sales

Below we provide information regarding net sales and analyze those results for the three-month and six-month periods ended July 5, 2015, and June 29, 2014, respectively.

	Three Months Ended		Percentage
	July 5, 2015	June 29, 2014	Change
	(In thousands)
Net Sales	$263,637	$260,624	1.2%

	Six Months Ended		Percentage
	July 5, 2015	June 29, 2014	Change
	(In thousands)
Net Sales	$500,541	$479,616	4.4%

For the quarter ended July 5, 2015, net sales increased $3.0 million (1.2%) versus the comparable period in 2014. As discussed above, the strengthening of the U.S. dollar versus certain foreign currencies (primarily, the Euro, Australian dollar and Canadian dollar) had a negative impact of approximately $24 million on 2015 second quarter sales as compared to the second quarter of 2014. In the Americas, we increased sales 7%, which was partially offset by declines of 7% in Europe (as reported in U.S. dollars) and 6% in Asia-Pacific (as reported in U.S. dollars) due to the negative currency impacts discussed above. In the Americas, the corporate office market segment led the way with a 12% increase, as the rebound in this market continued and we gained market share in the U.S. Non-office segments were up 3% in the aggregate, with increases in the hospitality (up 55%) and education (up 10%) segments being partially offset by declines in the retail (down 12%), healthcare (down 9%) and residential (down 4%) segments. The decline in the residential segment was primarily in the multi-family sector, as our FLOR residential consumer business posted a 4% sales increase for the 2015 second quarter, primarily due to stronger web-based sales. In Europe, the sales increase in local currency was approximately 16%, due to the strength of the corporate office market segment (up 21%) which comprises the bulk of the sales in the region. Non-office segments in Europe were down 3% in the aggregate in local currency, with the government segment showing the largest decline (down 48%) due to the continued austerity programs in place through the region. In Asia-Pacific, the sales increase in local currency was 4%, which was almost entirely due to the strength of the corporate office market, primarily in Australia.

For the six months ended July 5, 2015, net sales increased $20.9 million (4.4%) versus the comparable period in 2014. The strengthening of the U.S. dollar versus certain foreign currencies had a negative impact of approximately $43 million on 2015 first half sales as compared to the first half of 2014. On a geographic basis, we experienced sales increases in the Americas (up 11%) and Asia-Pacific (up 2%) versus the first six months of 2014. Due to the impact of currency fluctuations, Europe experienced a sales decline of 7% as reported in U.S. dollars, but an increase in local currency of 14%. In the Americas, the sales increase was almost evenly balanced between the corporate office and non-office segments, with corporate office sales increasing 12% and non-office segments increasing 10%. All non-office market segments showed an increase for the first six months of 2015, with the exception of the retail (down 5%) and healthcare (essentially flat) segments. Hospitality (up 74%) and education (up 11%) market segments represented the most significant increases over the first six months of 2014. In local currency, the increase in Europe was mostly in the corporate office market, which grew 21%. Non-office segments in Europe in the aggregate were down 9% in local currency, with the most significant decline coming in the government segment due to the continued austerity measures in place throughout the region. In Asia-Pacific, the sales growth of 2% came as a result of the corporate office market. (up 9%) primarily due to increased new construction and refurbishment projects in Australia. With the exception of the hospitality segment (up 17%), all non-office segments in Asia-Pacific showed declines for the period, with the most significant being in retail (down 35%) and healthcare (down 24%).

Cost and Expenses

The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 5, 2015, and June 29, 2014, respectively:

	Three Months Ended		Percentage
Cost and Expenses	July 5, 2015	June 29, 2014	Change
	(In thousands)
Cost of sales	$162,385	$170,239	(4.6%)
Selling, general and administrative expenses	68,033	66,042	3.0%
Total	$230,418	$236,281	(2.5%)

	Six Months Ended		Percentage
Cost and Expenses	July 5, 2015	June 29, 2014	Change
	(In thousands)
Cost of sales	$313,857	$314,545	(0.2%)
Selling, general and administrative expenses	132,065	128,701	2.6%
Total	$445,922	$443,246	0.6%

For the three months ended July 5, 2015, our cost of sales decreased $7.9 million (4.6%) versus the comparable period in 2014. Currency fluctuation had a favorable impact on cost of sales; if currency rates had remained the same for the second quarter of 2015 versus that of the second quarter of 2014, our cost of sales would have been approximately $13 million higher. As a percentage of sales, our cost of sales declined significantly to 61.6% for the second quarter of 2015 versus 65.3% for the second quarter of 2014. Gross profit margin improved across all three of our primary geographic regions, with the Americas showing the largest improvement versus 2014. The key factors in the improvement were (1) reduced raw material costs of 5-7% on a global level due to lower input prices and usage, (2) better absorption of fixed costs associated with higher production volumes, particularly in the Americas and Europe, (3) the normalization of operations in Australia and rebalancing of production in the Asia-Pacific region compared with the inefficiencies associated with the startup of the new facility in Australia in 2014, (4) continued implementation of lean manufacturing practices in our Americas business, and (5) the cost savings associated with our restructuring activities in the third quarter of 2014.

For the six months ended July 5, 2015, our cost of sales decreased $0.7 million (0.2%) versus the comparable period of 2014. Currency fluctuation had a favorable impact on cost of sales; if currency rates had remained the same for the first half of 2015 versus that of the first half of 2014, our cost of sales would have been approximately $23 million higher. As a percentage of sales, our costs of sales for the first six months of 2015 experienced a significant decline to 62.7%, as compared to 65.6% for the comparable period of 2014. The reasons for the decline for the six month period are similar to the reasons addressed above for the three month period: (1) reduced raw materials costs of 5-7%, (2) higher production volumes which led to greater absorption of fixed costs, (3) the continued stabilization of the supply chain and manufacturing footprint in the Asia-Pacific region, (4) improvements in manufacturing efficiencies, and (5) the impacts of our restructuring activities in 2014. The gross margin improvements accelerated during 2015, and as such, the improvement is more significant in the three months ended July 5, 2015 versus the six month period ended July 5, 2015.

For the three month period ended July 5, 2015, our selling, general and administrative expenses increased $2.0 million (3.0%) versus the comparable period in 2015. Currency fluctuation had a favorable impact on selling, general and administrative expense; if currency rates had remained the same for the second quarter of 2015 versus that of the second quarter of 2014, our selling, general and administrative expenses would have been approximately $5 million higher. The largest driver of the increase in selling, general and administrative expenses versus the 2014 period is approximately $5.2 million of higher administrative expenses largely comprised of share-based payment expenses and incentive compensation amounts, as our projected performance is better in 2015 versus 2014. This increase was offset by lower selling and marketing expenses, down $1.4 million and $1.7 million, respectively. These declines, however, were largely due to the currency translation effects discussed above, as in local currencies these expenditures remained relatively consistent year over year. Due to the increased administrative expenses discussed above, our selling, general and administrative expenses increased to 25.8% of sales for the three months ended July 5, 2015, versus 25.3% of sales in the corresponding period in 2014. On a sequential basis, however, selling general and administrative expenses as a percentage of sales is lower, compared with 27.0% in the first quarter of 2015.

For the six month period ended July 5, 2015, our selling, general and administrative expenses increased $3.4 million (2.6%) versus the comparable period in 2014. Currency fluctuation had a positive impact on selling, general and administrative expenses; if currency rates had remained the same for the first six months of 2015 versus the first six months of 2014, our selling, general and administrative expenses would have been approximately $9 million higher. The increase was largely due to higher administrative expenses of $8.9 million largely comprised of share-based payment expenses and incentive compensation amounts, as our projected performance is better in 2015 versus 2014. These increases were partially offset by lower marketing (down $3.3 million) and selling (down $1.7 million) costs. While currency impacts were the primary factor in these declines, across all regions selling and marketing expenses were down as a percentage of sales versus the first six months of 2014, due to both higher sales as well as cost savings as a result of our restructuring actions which took place in the third quarter of 2014. Due to these initiatives, as a percentage of sales, selling, general and administrative expenses for the first six months of 2015 declined to 26.4%, versus 26.8% in the first six months of 2014.

Interest Expense

For the three month period ended July 5, 2015, our interest expense decreased $3.6 million to $1.8 million, from $5.4 million in the second quarter of 2014. For the six month period ended July 5, 2015, our interest expense decreased $7.2 million to $3.7 million, from $10.9 million in the comparable period last year. The reason for the decreases was the debt refinancing activities we completed in the fourth quarter of 2014, in which we redeemed all of our $247.5 million of outstanding 7.625% Senior Notes and replaced them with borrowings under our Syndicated Credit Facility. This facility is comprised of a term loan as well as a multi-currency revolving debt facility and incurs interest at a significantly lower rate than the 7.625% Senior Notes.

Liquidity and Capital Resources

General

At July 5, 2015, we had $71.8 million in cash. At that date, we had $200.0 million in term loan borrowings, $59.1 million of revolving loan borrowings and $3.1 million in letters of credit outstanding under the Syndicated Credit Facility. As of July 5, 2015, we could have incurred $187.8 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred an additional $19.0 million of borrowings under our other lines of credit in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary source of cash during the six months ended July 5, 2015 was $15.2 million due to a reduction of accounts receivable. Our primary uses of cash during the six month then ended were (1) $27.2 million for increased inventory levels, (2) $12.1 million for capital expenditures, (3) $10.5 million for stock repurchases, and (4) $5.3 million for dividend payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, under Item 7A of that Form 10-K. Our discussion here focuses on the period ended July 5, 2015, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At July 5, 2015, we recognized a $20.2 million decrease in our foreign currency translation adjustment account compared to December 28, 2014, primarily because of the strengthening of the U.S. dollar against certain foreign currencies, particularly the Euro and Australian dollar.

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

As of July 5, 2015, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10.1 million or an increase in the fair value of our financial instruments of $8.3 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the second quarter of 2015. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended July 5, 2015:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

April 6-30, 2015	0	N/A	0	250,000
May 1-31, 2015(3)	251,232	$22.40	250,000	0
June 1-30, 2015	0	N/A	0	0
July 1-5, 2015	0	N/A	0	0
Total	251,232	$22.40	250,000	0

(1) The monthly periods identified above correspond to the Company’s fiscal second quarter of 2015, which commenced April 6, 2015 and ended July 5, 2015.

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

10.1

Employment and Change in Control Agreement of Robert A. Coombs dated May 15, 2015 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 19, 2015, previously filed with the Commission and incorporated herein by reference).

10.2

Interface, Inc. Omnibus Stock Incentive Plan, as amended and restated February 18, 2015 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 20, 2015, previously filed with the Commission and incorporated herein by reference).

10.3

Employment Contract of Robert Boogaard dated as of July 6, 2015 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on July 10, 2015, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: August 10, 2015	By:	/s/ Patrick C. Lynch
Patrick C. Lynch
Senior Vice President
(Principal Financial Officer)

EXHIBITS INCLUDED HEREWITH

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1

Employment and Change in Control Agreement of Robert A. Coombs dated May 15, 2015 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 19, 2015, previously filed with the Commission and incorporated herein by reference).

10.2

Interface, Inc. Omnibus Stock Incentive Plan, as amended and restated February 18, 2015 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 20, 2015, previously filed with the Commission and incorporated herein by reference).

10.3

Employment Contract of Robert Boogaard dated as of July 6, 2015 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on July 10, 2015, previously filed with the Commission and incorporated herein by reference).

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