Form 10-Q
period 2015-10-04
INTERFACE INC
filed 2015-11-12
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended October 4, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at November 6, 2015:

Class	Number of Shares
Common Stock, $.10 par value per share	65,850,558

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	Oct. 4, 2015	Dec. 28, 2014
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$73,732	$54,896
Accounts Receivable, net	132,748	157,093
Inventories	163,440	142,167
Prepaid Expenses and Other Current Assets	16,323	20,780
Deferred Income Taxes	8,141	9,732
TOTAL CURRENT ASSETS	394,384	384,668

PROPERTY AND EQUIPMENT, less accumulated depreciation	214,988	227,347
DEFERRED TAX ASSET	19,833	33,138
GOODWILL	65,148	70,509
OTHER ASSETS	55,542	59,252
TOTAL ASSETS	$749,895	$774,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$49,003	$49,464
Accrued Expenses	85,059	94,323
Current Portion of Long-Term Debt	10,000	0
TOTAL CURRENT LIABILITIES	144,062	143,787

LONG TERM DEBT	222,545	263,338
DEFERRED INCOME TAXES	10,225	11,002
OTHER	46,058	50,148
TOTAL LIABILITIES	422,890	468,275

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,586	6,597
Additional Paid-In Capital	370,607	368,603
Retained Earnings	85,316	39,737
Accumulated Other Comprehensive Loss – Foreign Currency Translation Adjustment	(87,583)	(58,936)
Accumulated Other Comprehensive Loss – Pension Liability	(47,921)	(49,362)
TOTAL SHAREHOLDERS’ EQUITY	327,005	306,639
	$749,895	$774,914

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	Oct. 4, 2015	Sept. 28, 2014	Oct. 4, 2015	Sept. 28, 2014

NET SALES	$254,686	$252,191	$755,227	$731,807
Cost of Sales	156,720	168,596	470,577	483,141

GROSS PROFIT ON SALES	97,966	83,595	284,650	248,666
Selling, General and Administrative Expenses	66,664	63,958	198,729	192,659
Restructuring and Asset Impairment Charge	0	12,386	0	12,386
OPERATING INCOME	31,302	7,251	85,921	43,621

Interest Expense	1,348	5,614	5,026	16,532
Other Expense	657	931	1,483	777

INCOME BEFORE INCOME TAX EXPENSE	29,297	706	79,412	26,312
Income Tax Expense	9,170	1,082	25,241	9,592

NET INCOME (LOSS)	$20,127	$(376)	$54,171	$16,720

Earnings (Loss) Per Share – Basic	$0.31	$(0.01)	$0.82	$0.25

Earnings (Loss) Per Share – Diluted	$0.31	$(0.01)	$0.82	$0.25

Common Shares Outstanding – Basic	65,854	66,465	66,091	66,470
Common Shares Outstanding – Diluted	65,907	66,465	66,139	66,554

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	Oct. 4, 2015	Sept. 28, 2014	Oct. 4, 2015	Sept. 28, 2014

Net Income (Loss)	$20,127	$(376)	$54,171	$16,720
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	(8,408)	(15,991)	(28,647)	(11,809)
Other Comprehensive Income (Loss), Pension Liability Adjustment	796	2,049	1,441	836
Comprehensive Income (Loss)	$12,515	$(14,318)	$26,965	$5,747

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	Oct. 4, 2015	Sept. 28, 2014
OPERATING ACTIVITIES:
Net Income	$54,171	$16,720
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	23,188	20,124
Stock Compensation Amortization Expense	10,928	2,989
Deferred Income Taxes and Other	15,403	1,739
Working Capital Changes:
Accounts Receivable	17,852	(7,373)
Inventories	(28,670)	(15,518)
Prepaid Expenses and Other Current Assets	(377)	1,799
Accounts Payable and Accrued Expenses	196	14,417

CASH PROVIDED BY OPERATING ACTIVITIES:	92,691	34,897

INVESTING ACTIVITIES:
Capital Expenditures	(23,734)	(32,123)
Other	(80)	(1,950)

CASH USED IN INVESTING ACTIVITIES:	(23,814)	(34,073)

FINANCING ACTIVITIES:
Borrowing of Long-Term Debt	0	5,952
Repayment of Long-Term Debt	(28,000)	(4,075)
Repurchase of Common Stock	(10,469)	0
Proceeds from Issuance of Common Stock	359	159
Dividends Paid	(8,592)	(6,647)
Debt Issuance Costs	0	(106)

CASH USED IN FINANCING ACTIVITIES:	(46,702)	(4,717)

Net Cash Provided By (Used In) Operating, Investing and
Financing Activities	22,175	(3,893)
Effect of Exchange Rate Changes on Cash	(3,339)	(527)

CASH AND CASH EQUIVALENTS:
Net Change During the Period	18,836	(4,420)
Balance at Beginning of Period	54,896	72,883

Balance at End of Period	$73,732	$68,463

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

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 28, 2014 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The first nine months of 2015 were comprised of 40 weeks, while the first nine months of 2014 were comprised of 39 weeks. Each of the third quarters of 2015 and 2014 were comprised of 13 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	Oct. 4, 2015	December 28, 2014
	(In thousands)
Finished Goods	$105,328	$89,688
Work in Process	11,102	9,898
Raw Materials	47,010	42,581
	$163,440	$142,167

NOTE 3 – EARNINGS (LOSS) PER SHARE

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

	Three Months Ended		Nine Months Ended
	Oct. 4, 2015	Sept. 28, 2014	Oct. 4, 2015	Sept. 28, 2014
Earnings (Loss) Per Share

Basic Earnings (Loss) Per Share
Distributed Earnings	$0.05	$0.03	$0.13	$0.10
Undistributed Earnings	0.26	(0.04)	0.69	0.15
Total	$0.31	$(0.01)	$0.82	$0.25

Diluted Earnings (Loss) Per Share
Distributed Earnings	$0.05	$0.03	$0.13	$0.10
Undistributed Earnings	0.26	(0.04)	0.69	0.15
Total	$0.31	$(0.01)	$0.82	$0.25

Basic Earnings (Loss) Per Share	$0.31	$(0.01)	$0.82	$0.25
Diluted Earnings (Loss) Per Share	$0.31	$(0.01)	$0.82	$0.25

The following tables present net income (loss) that was attributable to participating securities:

	Three Months Ended		Nine Months Ended
	Oct. 4, 2015	Sept. 28, 2014	Oct. 4, 2015	Sept. 28, 2014
		(In millions)
Net Income (Loss)	$0.5	$0.0	$1.2	$0.4

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	Oct. 4, 2015	Sept. 28, 2014	Oct. 4, 2015	Sept. 28, 2014
		(In thousands)
Weighted Average Shares Outstanding	64,359	65,045	64,596	65,050
Participating Securities	1,495	1,420	1,495	1,420
Shares for Basic Earnings (Loss) Per Share	65,854	66,465	66,091	66,470
Dilutive Effect of Stock Options	53	0	48	84
Shares for Diluted Earnings (Loss) Per Share	65,907	66,465	66,139	66,554

For the three-month period ended September 28, 2014, no stock options have been included in the calculation of diluted EPS as the Company was in a net loss position and inclusion of these stock options would have been anti-dilutive. For all other periods presented, all outstanding stock options have been included in the calculation of diluted EPS

NOTE 4 – LONG-TERM DEBT

7.625% Senior Notes

As of September 28, 2014, the Company had outstanding $247.5 million in 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). These Notes were redeemed in their entirety in the fourth quarter of 2014. The estimated fair value of the 7.625% Senior Notes as of September 28, 2014, based on then current market prices, was $257.4 million.

Syndicated Credit Facility

The Company has a syndicated credit facility (the “Facility”) pursuant to which the lenders provide to the Company and certain of its subsidiaries a multicurrency revolving credit facility and provide to the Company a term loan. The facility matures in October of 2019. Interest on base rate loans is charged at varying rates computed by applying a margin, which depends on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter, over the applicable base interest rate. Interest on LIBOR-based loans and fees for letters of credit are charged at varying rates computed by applying a margin, which also depends on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter, over the applicable LIBOR rate. In addition, the Company pays a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

As of October 4, 2015, the Company had $200 million of term loan borrowing and $32.5 million of revolving loan borrowings outstanding under the Facility, and had $3.1 million in letters of credit outstanding under the Facility. As of October 4, 2015, the weighted average interest rate on borrowings outstanding under the Facility was 2.0%.

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

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $14.5 million of other lines of credit available at interest rates ranging from 2% to 6%. As of October 4, 2015, there were no borrowings outstanding under these lines of credit.

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

All outstanding stock options vested prior to the end of 2013, and therefore there have been no stock option compensation expenses during 2014 or 2015.

There were no stock options granted in 2014 or 2015. The following table summarizes stock options outstanding as of October 4, 2015, as well as activity during the nine months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2014	126,000	$9.23
Granted	0	0
Exercised	38,500	9.27
Forfeited or canceled	0	0
Outstanding at October 4, 2015	87,500	$8.75

Exercisable at October 4, 2015	87,500	$8.75

At October 4, 2015, the aggregate intrinsic value of both in-the-money options outstanding and options exercisable was $1.2 million (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Cash proceeds and intrinsic value related to total stock options exercised during the first nine months of fiscal years 2015 and 2014 are provided in the table below. The Company did not recognize any significant tax benefit with regard to stock options in either period presented.

	Nine Months Ended
	Oct. 4, 2015	Sept. 28, 2014
	(In millions)
Proceeds from stock options exercised	$0.4	$0.2
Intrinsic value of stock options exercised	0.4	0.3

Restricted Stock Awards

During the nine months ended October 4, 2015, and September 28, 2014, the Company granted restricted stock awards for 597,000 and 490,000 shares, respectively, of common stock. Restricted stock awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock awards was $10.9 million and $3.0 million for the nine months ended October 4, 2015, and September 28, 2014, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock awards outstanding as of October 4, 2015, and activity during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2014	1,391,000	$17.12
Granted	597,000	16.43
Vested	290,500	13.99
Forfeited or canceled	202,000	13.66
Outstanding at October 4, 2015	1,495,500	$17.92

As of October 4, 2015, the unrecognized total compensation cost related to unvested restricted stock was approximately $12.1 million. That cost is expected to be recognized by the end of 2019.

For the nine months ended October 4, 2015, and September 28, 2014, the Company recognized tax benefits with regard to restricted stock of $4.0 million and $0.6 million, respectively.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended October 4, 2015, and September 28, 2014, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	Oct. 4, 2015	Sept. 28, 2014	Oct. 4, 2015	Sept. 28, 2014
	(In thousands)		(In thousands)
Service cost	$265	$176	$799	$539
Interest cost	2,124	2,664	6,328	8,028
Expected return on assets	(2,279)	(2,988)	(6,791)	(9,008)
Amortization of prior service costs	8	10	25	38
Recognized net actuarial losses	244	164	725	492
Net periodic benefit cost	$362	$26	$1,086	$89

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	Oct. 4, 2015	Sept. 28, 2014	Oct. 4, 2015	Sept. 28, 2014
	(In thousands)		(In thousands)
Service cost	$148	$125	$445	$375
Interest cost	278	268	834	803
Amortization of prior service cost	0	6	0	18
Amortization of loss	131	67	392	201
Net periodic benefit cost	$557	$466	$1,671	$1,397

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2014	Costs Incurred in 2015	Balance at Oct. 4, 2015
	(In thousands)
Workforce Reduction	$9,669	$2,732	$6,307	$630
Fixed Asset Impairment	2,584	2,584	0	0
Other Related Exit Costs	133	133	0	0

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $4.8 million and $10.6 million for the nine months ended October 4, 2015, and September 28, 2014, respectively. Income tax payments amounted to $5.9 million and $5.8 million for the nine months ended October 4, 2015, and September 28, 2014, respectively.

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding recognition of revenue from contracts with customers. In summary, the core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance for this standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August of 2015, the FASB delayed the effective date of the standard for one full year. While we are currently reviewing this new standard, we do not believe that the adoption of this standard will have a material impact on our financial condition or results of operations.

In January 2015, the FASB issued an accounting standard which eliminates the concept of extraordinary items from generally accepted accounting principles. The standard does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The standard is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The standard allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. We do not believe the adoption of this standard will have any significant effect on our ongoing financial reporting.

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

In April 2015, the FASB issued an accounting standard to simplify the presentation of debt issuance costs. This accounting standard requires debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. In August 2015, the FASB issued an accounting standard update that allows the presentation of debt issuance costs related to line-of-credit arrangements as an asset on the balance sheet under the simplified guidance, regardless of whether there are any outstanding borrowings on the related arrangements. The guidance in these accounting standards is to be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2015. As these standards relate to presentation only, we do not believe the adoption of these accounting standards will have a material impact on our financial statements.

NOTE 11 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. In the first nine months of 2015, the Company decreased its liability for unrecognized tax benefits by $0.1 million. As of October 4, 2015, the Company had accrued approximately $27.3 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of October 4, 2015 reflects a reduction for $21.9 million of these unrecognized tax benefits.

NOTE 12 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first nine months of 2015, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $1.1 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

NOTE 13 – REPURCHASE OF COMMON STOCK

In the fourth quarter of 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. During the first quarter of 2015, the Company repurchased and retired 250,000 shares of common stock at a weighted average purchase price of $19.39 per share. During the second quarter of 2015, the Company repurchased and retired 250,000 shares of common stock at a weighted average purchase price of $22.41 per share. There were no repurchases in the third quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended, or as of, October 4, 2015, and the comparable periods of 2014 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry, as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

During the quarter ended October 4, 2015, we had net sales of $254.7 million, compared with net sales of $252.2 million in the third quarter last year. During the first nine months of fiscal year 2015, we had net sales of $755.2 million, compared with net sales of $731.8 million in the first nine months of last year. Fluctuations in currency exchange rates had negative impacts on our sales and operating income in the 2015 reported periods, compared with the prior year periods. The following table presents the amounts (in U.S. dollars) by which the exchange rates for converting foreign currencies into U.S. dollars have negatively affected our net sales and operating income for the three months and nine months ended October 4, 2015.

	Three Months Ended October 4, 2015	Nine Months Ended October 4, 2015
	(In millions)
Net sales	$(21.9)	$(64.1)
Operating income	(2.0)	(6.9)

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

During the third quarter of 2015, we had net income of $20.1 million, or $0.31 per share. During the third quarter of 2014, including the restructuring and asset impairment charge discussed above, we had a net loss of $0.4 million, or $0.01 per share. During the nine months ended October 4, 2015, we had net income of $54.2 million, or $0.82 per share. During the nine months ended September 28, 2014, including the restructuring and asset impairment charge discussed above, we had net income of $16.7 million, or $0.25 per share.

The first nine months of 2015 were comprised of 40 weeks, while the first nine months of 2014 were comprised of 39 weeks. (The additional week was in the first quarter of 2015.) This is a factor in certain of the comparisons discussed in this Item 2.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended October 4, 2015, and September 28, 2014, respectively:

	Three Months Ended		Nine Months Ended
	Oct. 4, 2015	Sept. 28, 2014	Oct. 4, 2015	Sept. 28, 2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5	66.9	62.3	66.0
Gross profit on sales	38.5	33.1	37.7	34.0
Selling, general and administrative expenses	26.2	25.4	26.3	26.3
Restructuring and asset impairment charge	0.0	4.9	0.0	1.7
Operating income	12.3	2.9	11.4	6.0
Interest/Other expenses	0.8	2.6	0.9	2.4
Income before tax expense	11.5	0.3	10.5	3.6
Income tax expense	3.6	0.4	3.3	1.3
Net income (loss)	7.9	(0.1)	7.2	2.3

Net Sales

Below we provide information regarding net sales, and analyze those results, for the three-month and nine-month periods ended October 4, 2015, and September 28, 2014, respectively.

	Three Months Ended		Percentage
	Oct. 4, 2015	Sept. 28, 2014	Change
	(In thousands)
Net Sales	$254,686	$252,191	1.0%

	Nine Months Ended		Percentage
	Oct. 4, 2015	Sept. 28, 2014	Change
	(In thousands)
Net Sales	$755,227	$731,807	3.2%

For the quarter ended October 4, 2015, net sales increased $2.5 million (1.0%) versus the comparable period in 2014. As discussed above, the strengthening of the U.S. dollar versus certain foreign currencies (primarily, the Euro, Australian dollar and Canadian dollar) had a negative impact of approximately $22 million on 2015 third quarter sales as compared with the third quarter of 2014. On a geographic basis, we increased sales 4% in the Americas, and experienced flat sales in Europe (as reported in U.S. dollars) and a decline of 9% (as reported in U.S. dollars) in Asia-Pacific due to negative currency impacts. In the Americas, our sales increase was primarily in the corporate office segment (up 10%), as our growth continued to outpace the market, alongside the benefits of our enhanced presence in the hospitality segment (up 21%). These increases were partially offset by sales declines in the education (down 7%) and government (down 8%) segments. Our FLOR residential consumer business experienced a 3% sales increase for the quarter, due primarily to stronger web-based sales. In Europe, the impact of the strengthening U.S. dollar was substantial, as sales in local currency were up 20% versus the third quarter last year. The increase in local currency was driven by both the corporate office segment (up 20%) and non-office segments (up 19% in the aggregate), with the education (up 36%), retail (up 36%), and government (up 9%) segments leading the non-office increases. Small declines in local currency in the hospitality (down 11%) and residential (down 23%) segments mitigated the overall increase in Europe for the quarter. In Asia-Pacific, sales in local currency were up 5% for the third quarter compared with the prior year period, with strong gains in Australia (up 20%) partially offset by declines in China and India. The sales increase in local currency in Australia came across both corporate office and non-corporate office market segments.

For the nine months ended October 4, 2015, net sales increased $23.4 million (3.2%) versus the comparable period in 2014. The strengthening of the U.S. dollar versus certain foreign currencies had a negative impact of approximately $64 million on sales in the first nine months of 2015 versus the comparable prior year period. On a geographic basis, we increased sales 9% in the Americas, partially offset by declines of 5% in Europe (as reported in U.S. dollars) and 2% in Asia-Pacific (as reported in U.S. dollars) due to currency impacts. The sales increase in the Americas was primarily in the corporate office segment (up 11%) alongside strong improvements in the hospitality (up 53%) and education (up 5%) segments. The increase in education sales in the Americas occurred during the first six months of 2015, as we experienced a third quarter decline in the segment year-over-year. In Europe, sales in local currency increased 16%, primarily driven by the corporate office segment (up 21%). Local currency sales in non-corporate office segments in the aggregate were essentially flat, with a 35% increase in the education segment being offset by a 26% decrease in the government segment – although we did experience an increase in the government segment in the 2015 third quarter, perhaps suggesting that the negative impacts of government austerity programs in the region are being reduced. In Asia-Pacific, the sales decrease in U.S. dollars was experienced across non-office market segments, with the retail (down 46%), healthcare (down 32%) and government (down 28%) segments having the largest percentage declines, tempered by a 4% increase in the corporate office segment. Negative currency impacts in the Asia-Pacific region also were substantial, as sales in local currency were up 9% versus the first nine months last year. The greatest currency impact was in Australia, where sales in local currency were up 21%, but in U.S. dollars were up less than 1%.

Cost and Expenses

The following tables present, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 4, 2015, and September 28, 2014, respectively:

	Three Months Ended		Percentage
Cost and Expenses	Oct. 4, 2015	Sept. 28, 2014	Change
	(In thousands)
Cost of sales	$156,720	$168,596	(7.0)%
Selling, general and administrative expenses	66,664	63,958	4.2%
Total	$223,384	$232,554	(3.9)%

	Nine Months Ended		Percentage
Cost and Expenses	Oct. 4, 2015	Sept. 28, 2014	Change
	(In thousands)
Cost of sales	$470,577	$483,141	(2.6)%
Selling, general and administrative expenses	198,729	192,659	3.2%
Total	$669,306	$675,800	(1.0)%

For the three months ended October 4, 2015, our cost of sales decreased $11.9 million (7.0%) versus the comparable period in 2014. Fluctuations in currency exchange rates had a favorable impact of approximately $8 million on our cost of sales for the quarter compared with the prior year period. As a percentage of sales, gross profit expanded across all of our operating regions, with Americas showing the most improvement. The reduction in cost of sales was primarily a function of (1) lower raw materials costs (down approximately 6-8%) and usage compared with the third quarter of 2014, (2) higher production costs in the third quarter last year due to disruptions in yarn supply that were not experienced in the current period, (3) a higher degree of manufacturing complexity related to new product introductions in the third quarter of 2014 that led to higher manufacturing costs at that time (and have since been rectified), (4) the benefits of our restructuring initiatives taken during the third quarter of 2014, and (5) increased absorption of fixed manufacturing costs due to higher production volumes in the current period. As a result of these factors, as a percentage of net sales, cost of sales decreased to 61.5% for the three months ended October 4, 2015, compared with 66.9% in the third quarter of 2014.

For the nine months ended October 4, 2015, our cost of sales decreased $12.6 million (2.6%) versus the comparable period in 2014. Fluctuations in currency exchange rates had a favorable impact of approximately $30 million on our cost of sales for the first nine months of 2015 versus the prior year period. As a percentage of sales, our cost of sales decreased to 62.3% for the nine months ended October 4, 2015 compared with 66.0% for the comparable period of 2014. The primary reasons for this decline were (1) lower raw materials costs and usage (down approximately 6-8%) compared with the first nine months of 2014, (2) continued stabilization of our supply chain and manufacturing footprint in the Asia-Pacific region following the January 2014 start-up of our new carpet tile plant in Australia, (3) increased absorption of fixed manufacturing costs associated with higher production volumes, especially in the Americas and Europe regions, (4) the cost savings associated with our 2014 restructuring actions, and (5) the resolution of yarn supply and production issues during the fourth quarter of 2014 and early 2015 that were particularly acute in the third quarter of 2014.

For the three months ended October 4, 2015, our selling, general and administrative expenses increased $2.7 million (4.2%) versus the comparable period in 2014. Currency fluctuation had a favorable impact on selling, general and administrative expenses; if currency rates had remained the same for the third quarter of 2015 versus that of the third quarter of 2014, our selling, general and administrative expenses would have been approximately $8.5 million higher than the third quarter last year. The majority of this currency neutral increase is additional incentive compensation (approximately $5.0 million) and performance based share-based compensation ($1.5 million) because our projected performance is better in 2015 versus 2014. The largest component of the remainder ($1.0 million) is higher selling expenses due to the improved sales levels in the third quarter of 2015 versus the prior year period, particularly in the Americas. As a result, as a percentage of sales, our selling, general and administrative expenses increased to 26.2% in the third quarter of 2015, versus 25.4% in the third quarter of 2014.

For the nine months ended October 4, 2015, our selling, general and administrative expenses increased $6.1 million (3.2%) versus the comparable period in 2014. Currency fluctuation had a favorable impact on selling, general and administrative expenses; if currency rates had remained the same for the first nine months of 2015 versus that of the first nine months of 2014, our selling, general and administrative expenses would have been approximately $20 million higher than the first nine months last year. As in the three months ended October 4, 2015, substantially all of this increase can be attributed to higher incentive compensation (approximately $10 million) and performance based share-based compensation (approximately $8 million), as our projected performance is better in 2015 versus 2014. The primary factor mitigating the increase was the impact of the changes in foreign currency discussed above, as other spending categories within selling, general and administrative expenses remained relatively consistent in local currencies (due partially to cost control measures from our 2014 restructuring actions), despite the increased sales for the year to date period of 2015 versus 2014. As a result, selling, general, and administrative expenses remained consistent at 26.3% of net sales for both the first nine months of 2015 and 2014.

Interest Expense

For the three month period ended October 4, 2015, our interest expense decreased $4.3 million to $1.3 million, from $5.6 million in the third quarter of 2014. For the nine month period ended October 4, 2015, our interest expense decreased $11.5 million to $5.0 million, from $16.5 million in the comparable period last year. The reason for the decreases was the debt refinancing activities we completed in the fourth quarter of 2014, in which we redeemed all of our $247.5 million of outstanding 7.625% Senior Notes and replaced them with borrowings under our Syndicated Credit Facility. This facility is comprised of a term loan as well as a multi-currency revolving debt facility and incurs interest at a significantly lower rate than the 7.625% Senior Notes.

Liquidity and Capital Resources

General

At October 4, 2015, we had $73.7 million in cash. At that date, we had outstanding $200.0 million of term loan borrowings, $32.5 million of revolving loan borrowings and $3.1 million in letters of credit under our Syndicated Credit Facility. As of October 4, 2015, we could have incurred $214.4 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred an additional $14.5 million of borrowings under our other lines of credit in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

We exited the quarter ended October 4, 2015 with $73.7 million in cash, an increase of $18.8 million during the first nine months of the year. The increase in cash was due to improved cash flow from operating activities of $92.7 million in the first nine months of 2015, versus $34.9 million in the first nine months of 2014. The factors driving the increase in cash from operating activities were (1) higher net income in 2015, due to better operational performance, (2) a $5.8 million reduction in cash paid for interest, as a result of our 2014 debt refinancing discussed above, and (3) $17.8 million due to a decrease in accounts receivable. The increase in cash from operating activities was partially offset by a use of $28.7 million for an increase in inventory levels. Our other primary uses of cash during the first nine months of 2015 were (1) $28.0 million of cash used to repay borrowings under our Syndicated Credit Facility, (2) $23.7 million of capital expenditures, (3) $10.5 million of cash used to repurchase and retire 500,000 shares of our outstanding common stock, and (4) $8.6 million for the payment of dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, under Item 7A of that Form 10-K. Our discussion here focuses on the period ended October 4, 2015, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At October 4, 2015, we recognized a $28.6 million decrease in our foreign currency translation adjustment account compared to December 28, 2014, primarily because of the strengthening of the U.S. dollar against certain foreign currencies, particularly the Euro and Australian dollar.

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

As of October 4, 2015, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $11.1 million or an increase in the fair value of our financial instruments of $9.0 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the third quarter of 2015. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1

Bylaws, as amended and restated October 28, 2015 (included as Exhibit 3.1 to the Company’s current report on Form 8-K filed on October 28, 2015, previously filed with the Commission and incorporated herein by reference).

10.1

Interface, Inc. Executive Bonus Plan, as amended October 28, 2015 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on October 28, 2015, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: November 12, 2015	By:	/s/ Patrick C. Lynch
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