Form 10-K
period 2016-01-03
INTERFACE INC
filed 2016-03-02
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 2, 2015: $1,585,000,222 (64,040,413 shares valued at the closing sale price of $24.75 on July 2, 2015). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 19, 2016:

Class	Number of Shares
Common Stock, $0.10 par value per share	65,884,825

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Introduction and General

References in this Annual Report on Form 10-K to “Interface,” “the Company,” “we,” “our,” “ours” and “us” refer to Interface, Inc. and its subsidiaries or any of them, unless the context requires otherwise.

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

As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet in over 110 countries under the established brand names Interface® and FLOR®. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 59%, 26% and 15%, respectively, for fiscal year 2015.

Capitalizing on our leadership in modular carpet for the corporate office segment, we are executing a market diversification strategy to increase our presence and market share for modular carpet in non-corporate office market segments, such as government, education, healthcare, hospitality and retail space, which combined are more than twice the size of the approximately $1 billion U.S. corporate office market segment. Our diversification strategy also targets the approximately $9 billion U.S. residential market segment for carpet. As a result of our efforts, our mix of corporate office versus non-corporate office modular carpet sales in the Americas was 44% and 56%, respectively, for 2015. Company-wide, our mix of corporate office versus non-corporate office sales was 59% and 41%, respectively, in 2015. We believe the appeal and utilization of modular carpet is growing in non-corporate office market segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these segments around the world.

In July 2012, a fire occurred at our manufacturing facility in Picton, Australia, causing extensive damage and rendering the facility inoperable. In January 2014, we commenced operations at a new manufacturing facility in Minto, Australia. For additional information, please see Items 6-8 of this Annual Report.

In August 2012, we sold our Bentley Prince Street business segment, which designed, manufactured and marketed high-end, designer-oriented broadloom and modular carpet. For additional information, please see Items 6-7 of this Annual Report.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment. We are the world’s leading manufacturer of carpet tile. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users have become more familiar with its unique attributes. We continue to drive this trend with our product innovations and designs discussed below. According to the annual Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was ranked as the number one “hot product” for each of the years 2002 through 2012, and was ranked number two for each of the years 2013 through 2015. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership.  Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace, and our established brand names are leaders in the industry. The 2015 Floor Focus survey ranked our Interface brand first in the survey categories of service, quality, design and performance. In the North American residential market segment, our FLOR brand is known for its high style carpet design squares that consumers assemble to create custom rugs, runners or wall-to-wall designs in the home. On the international front, Interface is a well-recognized brand name in carpet tiles for commercial and institutional use. More generally, we believe that as the appeal and utilization of modular carpet continues to expand into market segments such as government, healthcare, education, hospitality, and retail and residential space, our reputation as the pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets.

Innovative Product Design and Development Capabilities.  Our product design and development capabilities have long given us a significant competitive advantage, and we believe they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our recent design innovations is the introduction of long and narrow rectangular carpet tiles in the shape of planks, and even more narrow versions known as Skinny Planks™. The use of planks and Skinny Planks increases the design versatility of our carpet tile, as these products can create aesthetics (such as a herringbone pattern) that are different from, or enhance, that of our traditional square carpet tiles.

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

Made-to-Order and Global Manufacturing Capabilities. We have a distinct competitive advantage in meeting two principal requirements of the specified products markets we primarily target — that is, providing custom samples quickly and on-time delivery of customized final products. We also can generate realistic digital samples that allow us to create a virtually unlimited number of new design concepts and distribute them instantly for customer review, while at the same time reducing sampling waste. Approximately 60% to 65% of our modular carpet products in the United States and Asia-Pacific markets are now made-to-order, and we are increasing our made-to-order production in Europe as well. Our made-to-order capabilities not only enhance our marketing and sales, they significantly improve our inventory turns. Our global manufacturing capabilities in modular carpet production are an important component of this strength, and give us an advantage in serving the needs of multinational corporate customers that require products and services at various locations around the world. Our manufacturing locations across four continents enable us to compete effectively with local producers in our international markets, while giving international customers more favorable delivery times and freight costs.

Recognized Global Leadership in Ecological Sustainability. Our long-standing goal and commitment to be ecologically “sustainable” — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — have emerged as a competitive strength for our business and remain a strategic initiative. It includes Mission Zero®, our global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us with a differentiating advantage in competing for business among architects, designers and end users of our products, who often make purchase decisions based on “green” factors. The 2015 Floor Focus survey named our Interface business the top among “Green Leaders,” and gave us the top “Green Kudos” honors for our Net Effect product and its Net-Works® recycled fishing net partnership as well as our FLOR residential carpet tile.

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

As part of this strategy, our FLOR line of products focuses on the U.S. residential carpet and rugs market segment. These products were specifically created to bring high style modular carpet and rugs to the North American residential market. We offer FLOR in three primary sales channels – catalogs, the Internet, and in our FLOR retail stores. We currently have 20 FLOR stores (19 in the U.S. and one in Canada), where customers have the opportunity to experience the modular carpet concept and bring their carpet design ideas to life. The services offered by our FLOR stores also include in-store design appointments, in-home design consultations and installation services. Through these sales channels, FLOR sales have grown more than 200% from 2005 to 2015.

Penetrate Expanding Geographic Markets for Modular Products. The popularity of modular carpet continues to increase compared with other floorcovering products across most markets, internationally as well as in the United States. While maintaining our leadership in the corporate office segment, we will continue to build upon our position as the worldwide leader for modular carpet in order to promote sales in all market segments globally. A principal part of our international focus – which utilizes our global marketing capabilities and sales infrastructure – is the significant opportunities in several emerging geographic markets for modular carpet. These emerging markets, such as China, India and Eastern Europe, represent large and growing economies that are essentially new markets for modular carpet products. Other expanding geographic markets, such as Germany and Italy, are established markets that are transitioning to the use of modular carpet from historically low levels of penetration. Each of these geographic markets represents a significant growth opportunity for our modular carpet business.

Continue to Minimize Expenses and Invest Strategically. We have steadily trimmed costs from our operations for several years through multiple initiatives, which have made us leaner today and for the future. Our supply chain and other cost containment initiatives have improved our cost structure and yielded operating efficiencies. While we still seek to minimize our expenses in order to increase profitability, we will also take advantage of strategic opportunities to invest in systems, processes and personnel that can help us grow our business and increase profitability and value.

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

Use Strong Free Cash Flow Generation to De-leverage Our Balance Sheet. Our principal business has been structured – including through our rationalization and repositioning initiatives – to yield high contribution margins and generate strong free cash flow (by which we mean cash available to apply towards debt service and potential stock repurchases, strategic acquisitions and the like). Our historical investments in global manufacturing capabilities and mass customization techniques and facilities, which we have maintained, also contribute to our ability to generate substantial levels of free cash flow. We expect to use our strong free cash flow generation capability to continue to repay debt, potentially repurchase shares, and strengthen our financial position. We will also continue to execute programs to reduce costs further and enhance free cash flow.  In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow as demand for our products rises.

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

Seasonality

Our first quarter has typically been our slowest quarter while our fourth quarter has typically been our best quarter, with sales generally increasing throughout the course of the fiscal year.  However, in some recent years, as our sales efforts and results in the education market segment (which has a heavy buying season in the summer months) have increased and currency fluctuations have impacted us, our second or third quarter sales have occasionally been the highest.

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

Marketing and Sales

We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we also emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including Interface and FLOR. Our exclusive consulting agreement with the award-winning, premier design firm David Oakey Designs enabled us to introduce more than 25 new carpet designs in the United States in 2015 alone.

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

We distribute our products through two primary channels: (1) direct sales to end users; and (2) indirect sales through independent contractors or distributors. In each case, we may also call upon architects, engineers, interior designers, contracting firms and other specifiers who often make or substantially influence purchasing decisions.

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

Our raw materials are generally available from multiple sources – both regionally and globally – with the exception of synthetic fiber (nylon yarn).  For yarn, we principally rely upon two major global suppliers, but we also have significant relationships with at least two other suppliers.  Although our number of principal yarn suppliers is limited, we do have the capability to manufacture carpet using face fiber produced from two separate polymer feedstocks – nylon 6 and nylon 6,6 – which provides additional flexibility with respect to yarn supply inputs, if needed.  Our global sourcing strategy, including with respect to our principal yarn suppliers and dual polymer manufacturing capability, allows us to help guard against any potential shortages of raw materials or raw material suppliers in a specific polymer supply chain.

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

We believe the principal competitive factors in our primary floorcovering markets are brand recognition, quality, design, service, broad product lines, product performance, marketing strategy and pricing. In the corporate office market segment, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. We believe the quality, service, design, better and longer average product performance, flexibility (design options, selective rotation or replacement, use in combination with roll goods) and convenience of our modular carpet are our principal competitive advantages.

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

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 80 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $14.5 million, $13.9 million and $12.6 million in 2015, 2014, and 2013, respectively.

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

David Oakey Designs provides carpet design and consulting services to us pursuant to a consulting agreement. David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our modular carpet businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The current agreement runs through August 2017. While the agreement is in effect, David Oakey Designs cannot provide similar services to any other carpet company. Through our relationship with David Oakey Designs, we introduced more than 25 new carpet designs in 2015 alone, and have enjoyed considerable success in winning U.S. carpet industry awards.

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

Backlog

Our backlog of unshipped orders was approximately $111.4 million at February 14, 2016, compared with approximately $124.3 million at February 15, 2015. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 14, 2016 are expected to be shipped during the succeeding six to nine months.

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

We also own many trademarks in the United States and abroad. In addition to the United States, the primary jursidictions in which we have registered our trademarks are the European Union, Canada, Australia, New Zealand, Japan, and various countries in Central America, South America and Asia. Some of our more prominent registered trademarks include: Interface, FLOR, Intersept, GlasBac, Mission Zero, and Net-Works. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other jurisdictions varies.

Financial Information by Operating Segments and Geographic Areas

The Notes to Consolidated Financial Statements appearing in Item 8 of this Report set forth information concerning our sales and long-lived assets by geographic areas, which are also our operating segments. Following the sale of Bentley Prince Street, we have only one reporting segment. Current and prior periods have been reclassified to include the results of operations and related disposal costs, gains and losses for the Bentley Prince Street business as discontinued operations. In addition, assets and liabilities of the Bentley Prince Street business have been reported in assets and liabilities held for sale for all reported periods.

Employees

At January 3, 2016, we employed a total of 3,346 employees worldwide. Of such employees, 1,856 were clerical, staff, sales, supervisory and management personnel and 1,490 were manufacturing personnel. We also utilized the services of 204 temporary personnel as of January 3, 2016.

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

Executive Officers of the Registrant

Our executive officers, their ages as of January 3, 2016, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	61	Chairman and Chief Executive Officer
Jay D. Gould	56	President and Chief Operating Officer
Robert Boogaard	47	Senior Vice President (Europe)
Robert A. Coombs	57	Senior Vice President (Asia-Pacific)
Patrick C. Lynch	46	Senior Vice President and Chief Financial Officer
John R. Wells	54	Senior Vice President (Americas)
Raymond S. Willoch	57	Senior Vice President-Administration, General Counsel and Secretary
Jo Ann Herold	50	Vice President and Chief Marketing Officer
Sanjay Lall	55	Vice President and Chief Information Officer
Matthew J. Miller	47	Vice President and Chief Strategy Officer
Kathleen R. Owen	52	Vice President and Chief Human Resources Officer
Nigel Stansfield	48	Vice President and Chief Innovations Officer

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

Mr. Gould joined us as Executive Vice President and Chief Operating Officer in January 2015, and was promoted to President and Chief Operating Officer in January 2016. From 2012 to January 2015, Mr. Gould was the Chief Executive Officer of American Standard Brands, a kitchen and bath products company. Prior to his employment with American Standard Brands, Mr. Gould held senior executive roles at Newell Rubbermaid Inc., a global marketer of consumer and commercial products, serving as President of its Home & Family business group from 2008 to 2012 and President of its Parenting Essentials business group from 2006 to 2008. He also previously held executive level positions at The Campbell Soup Company (2002-2006) and The Coca-Cola Company (1995-2002).

Mr. Boogaard joined us in 2011 as Senior Vice President of Sales for our European floorcovering division. Prior to joining Interface, Mr. Boogaard spent 18 years in the office furniture industry in the U.S. and Europe, followed by three years as Director of Global Strategy, Marketing and Commercial Services for a manufacturer of membrane filtration technology used in high end applications such as water purification. Mr. Boogaard was named Interim President of our Europe division in July 2013, and was appointed Senior Vice President of Interface and President of the Europe division in February 2015.

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

Mr. Miller joined us in June 2015 and serves as Vice President and Chief Strategy Officer. He is responsible for strategic planning across all business units, and came to Interface from American Standard Brands, where he was Senior Vice President of Innovation and Strategy from April 2013 to May 2015. Mr. Miller also was an independent consultant to American Standard Brands from February 2012 to April 2013. Previously, he served as Global Vice President-Finance of the Juvenile Products Segment of Newell Rubbermaid Inc. from 2008 to 2011, and as Director of Strategy and Corporate Development for Newell Rubbermaid from 2006-2008. He also has worked with a number of other global organizations, including Kraft Foods and Zyman Group.

Ms. Owen joined us in June 2015 as Vice President and Chief Human Resources Officer. Ms. Owen is responsible for the development and oversight of human resources strategies and initiatives for talent management, organization development, learning, compensation, culture and diversity for Interface associates, globally. She came to Interface from Taylor Morrison Home Corporation, a $2.5 billion publicly traded North American real estate developer and home builder, where she served as Vice President of Human Resources from June 2005 to December 2014. Prior to that, she held several human resources positions with experience across the U.S. and Europe with companies including McKesson Technology Solutions, Check-Free Corporation and Lanier Worldwide.

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

Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed below in Item 1A, “Risk Factors”.

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

The floorcovering industry is highly competitive. Globally, we compete for sales of floorcovering products with other carpet manufacturers and manufacturers of other types of floorcovering. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. Some of our competitors, including a number of large diversified domestic and foreign companies who manufacture modular carpet as one segment of their business, have greater financial resources than we do. Competing effectively may require us to make additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive forces may also result in pricing pressures, decreased demand for our products and the loss of market share.

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

We have substantial international operations. In 2015, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2015 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

Concerns regarding the European sovereign debt crisis and market perceptions about the instability of the euro, the potential re-introduction of individual currencies within the Eurozone, the potential dissolution of the euro entirely, or the possibility of the U.K. exiting the European Union, could adversely affect our business, results of operations or financial condition.

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

In addition, in June 2016, a referendum will take place in the U.K. as to whether or not the U.K. should remain a member of the European Union. In the event of a decision by the U.K. to exit the European Union, there could be a detrimental effect on the value of either or both of the Euro and the British Pound Sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency of U.S. dollars). Such a development could have other unpredictable adverse effects, including a material adverse effect on demand for office space and our carpet products in Europe if a U.K. exit leads to economic difficulties in Europe.

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

The unanticipated termination or interruption of any of our supply arrangements with our current suppliers of synthetic fiber (nylon) could have a material adverse effect on us because we do not have the capability to manufacture our own fiber for use in our carpet products.  If any of our supply arrangements with our primary suppliers of synthetic fiber is terminated or interrupted, we likely would incur increased manufacturing costs and experience delays in our manufacturing process (thus resulting in decreased sales and profitability) associated with shifting more of our synthetic fiber purchasing to another synthetic fiber supplier.

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

Our business operations could suffer significant losses from natural disasters, catastrophes, fire or other unexpected events.

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, our manufacturing facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes and earthquakes, or by fire or other unexpected events such as adverse weather conditions or other disruptions to our facilities, supply chain or our customers’ facilities. For example, in July 2012, a fire occurred at our manufacturing facility in Picton, Australia, causing extensive damage and rendering the facility inoperable. In January 2014, we commenced operations at a new manufacturing facility in Minto, Australia. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings), all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
Bangkok, Thailand	275,946
Craigavon, N. Ireland(1)	80,986
LaGrange, Georgia	539,545
LaGrange, Georgia(1)	209,337
Valley, Alabama(1)	338,086
Minto, Australia	259,356
Scherpenzeel, the Netherlands	366,935
West Point, Georgia	250,000
Taicang, China(1)	142,500

__________

(1)	Leased.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings in the ordinary course of business, none of which we believe are required to be disclosed under this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

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

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 19, 2016, we had 629 holders of record of our Common Stock. We estimate that there are in excess of 10,000 beneficial holders of our Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s Common Stock on the Nasdaq Global Select Market as well as dividends paid during such periods.

	High	Low	Dividends Per Share
2016
First Quarter (through February 19, 2016)	$18.99	$15.30	$0.00
2015
Fourth Quarter	$24.44	$17.89	$0.05
Third Quarter	27.17	22.13	0.05
Second Quarter	25.59	19.86	0.04
First Quarter	21.38	15.13	0.04

2014
Fourth Quarter	$16.74	$12.98	$0.04
Third Quarter	19.41	15.72	0.04
Second Quarter	21.13	17.11	0.03
First Quarter	22.46	18.63	0.03

On February 24, 2016, our Board also declared a regular quarterly cash dividend of $0.05 per share, payable March 25, 2016 to shareholders of record as of March 11, 2016. Future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in the agreement for our Syndicated Credit Facility, which specifies conditions as to when any dividend payments may be made. As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

Stock Performance

The following graph and table compare, for the five-year period ended January 3, 2016, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) a self-determined peer group comprised primarily of companies in the commercial interiors industry, assuming an initial investment of $100 in each on January 2, 2011 (the last day of the fiscal year 2010).

	1/2/11	1/1/12	12/30/12	12/29/13	12/28/14	1/3/16
Interface, Inc.	$100	$74	$102	$140	$109	$126
NASDAQ Composite Index	$100	$99	$114	$162	$190	$200
Self-Determined Peer Group (14 Stocks)	$100	$97	$137	$205	$227	$244

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.
(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.
(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(4)	The index level was set to $100 as of January 2, 2011 (the last day of fiscal year 2010).
(5)	The Company’s fiscal year ends on the Sunday nearest December 31.
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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended January 3, 2016:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

October 5 - 31, 2015	0	$0.00	0	0
November 1 - 30, 2015	0	0.00	0	500,000
December 1 - 31, 2015	150,000	18.87	150,000	350,000
January 1 - 3, 2016	0	0.00	0	350,000
Total	150,000	$18.87	150,000	350,000

(1) The monthly periods identified above correspond to the Company’s fiscal fourth quarter of 2015, which commenced October 5, 2015 and ended January 3, 2016.

(2) On October 7, 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. In November 2015, the Board of Directors amended the program to provide that the 500,000 shares of common stock previously approved for repurchases for the 2016 fiscal year may be repurchased by the Company, in management’s discretion, during the period commencing November 19, 2015 and ending at the conclusion of fiscal year 2016.

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

	Selected Financial Data(1)
	2015	2014	2013	2012	2011
	(in thousands, except per share data and ratios)
Net sales	$1,001,863	$1,003,903	$959,989	$932,020	$953,045
Cost of sales	618,974	663,876	618,880	614,841	618,303
Operating income(2)	113,593	70,295	95,630	64,648	85,700
Income from continuing operations(3)	72,418	24,808	48,255	22,899	38,270
Income (loss) from discontinued operations, net of tax	0	0	0	(16,956)	451
Net income	72,418	24,808	48,255	5,943	38,721
Income from continuing operations per common share attributable to Interface, Inc.
Basic	$1.10	$0.37	$0.73	$0.35	$0.59
Diluted	$1.10	$0.37	$0.73	$0.35	$0.58
Average Shares Outstanding
Basic	66,027	66,389	66,194	65,767	65,291
Diluted	66,075	66,448	66,297	65,900	65,486
Cash dividends per common share	$0.18	$0.14	$0.11	$0.09	$0.08
Property additions	27,188	38,922	91,851	42,428	38,050
Depreciation and amortization(4)	44,751	34,675	32,605	29,175	35,317
Working capital	$245,391	$240,881	$257,918	$273,213	$271,625
Total assets	756,549	774,914	796,335	789,367	772,272
Total long-term debt	213,531	263,338	273,826	275,000	294,507
Shareholders’ equity	342,366	306,639	340,787	295,702	281,039
Current ratio(5)	2.6	2.7	3.0	2.7	2.8

__________

(1)	In the third quarter of 2012, we sold our Bentley Prince Street business. The balances have been adjusted to reflect the discontinued operations of this business.

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

(3)

Included in 2014 net income is $9.2 million of pre-tax expenses related to the premium paid to redeem senior note debt as well as $2.8 million related to the unamortized debt cost that related to these notes at redemption. Included in the 2013 net income are $1.7 million of expenses related to the retirement of debt, and a one-time tax dispute resolution benefit of $1.9 million.

(4)	Includes stock compensation amortization.

(5)

Current ratio is the ratio of current assets to current liabilities. For purposes of computing our current ratio: (a) current assets include assets of businesses held for sale of $60.7 million for 2011.  Current liabilities include liabilities of businesses held for sale of $8.3 million for 2011.

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

During the past several years, we have successfully focused more of our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet sales in the Americas has shifted over the past several years to 44% and 56%, respectively, for 2015 compared with 64% and 36%, respectively, in 2001. Company-wide, our mix of corporate office versus non-corporate office sales was 59% and 41%, respectively, in 2015. We expect a further shift in the future as we continue to implement our market diversification strategy.

During 2015, we had net sales of $1.0 billion, essentially flat as compared to $1.0 billion in 2014. Operating income for 2015 was $113.6 million as compared to $70.3 million for 2014. Net income for 2015 was $72.4 million, or $1.10 per diluted share, compared with $24.8 million, or $0.37 per diluted share, in 2014.

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

Fire at Australia Facility

In July 2012, a fire destroyed our manufacturing facility in Picton, Australia, which served customers throughout Australia and New Zealand. As a result, there were business disruptions and delays in shipments that affected sales in the region following the fire. While it is difficult to quantify the financial impacts of the fire, we believe it negatively affected net sales by approximately $13-18 million during the balance of 2012, and by approximately $18-23 million during 2013. We completed the build-out of a new manufacturing facility in Minto, Australia, which commenced operations in January 2014. For additional information on the fire, please see the Note entitled “Fire at Australian Manufacturing Facility” in Item 8 of this Report.

2014 Restructuring Plan

In the third quarter of 2014, we committed to a new restructuring plan in our continuing efforts to reduce costs across our worldwide operations. In connection with this restructuring plan, we incurred a pre-tax restructuring and asset impairment charge in the third quarter of 2014 in an amount of $12.4 million. The charge was comprised of severance expenses of $9.7 million for a reduction of 100 employees, other related exit costs of $0.1 million, and a charge for impairment of assets of $2.6 million. Approximately $10 million of the charge has resulted in cash expenditures, primarily severance expense.

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

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 48% in 2015, 51% in 2014, and 52% in 2013. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. In 2015, the strengthening of the U.S. dollar led to a significant impact on our consolidated operations. In particular, the Euro, Australian dollar and Canadian dollar were translated at lower rates compared to prior years. The following table presents the amount (in U.S. dollars) by which the exchange rates for converting Euros, Australian dollars and Canadian dollars into U.S. dollars have affected our net sales and operating income during the past three years:

	2015	2014	2013
	(in millions)

Net sales	$(79.5)	$(9.5)	$(2.2)
Operating income	$(9.8)	(1.0)	(0.2)

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations during the past three years:

	Fiscal Year
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.8	66.1	64.5
Gross profit on sales	38.2	33.9	35.5
Selling, general and administrative expenses	26.9	25.6	26.3
Restructuring and asset impairment charges	0.0	1.2	0.0
Expenses (gain) related to Australia fire	0.0	0.0	(0.7)
Operating income	11.3	7.0	10.0
Interest/Other expense	0.7	2.3	2.6
Debt retirement expenses	0.0	1.2	0.2
Income before income tax expense	10.6	3.6	7.2
Income tax expense	3.3	1.1	2.2
Net income	7.2	2.5	5.0

Net Sales

Below we provide information regarding our net sales and analyze those results for each of the last three fiscal years. Fiscal year 2015 was a 53 week period. Fiscal years 2014 and 2013 were 52-week periods. (As a result of the sale of our Bentley Prince Street Segment in 2012, we currently have only one segment for segment reporting purposes.)

	Fiscal Year			Percentage Change
	2015	2014	2013	2015 compared		2014 compared
	(in thousands)			with 2014		with 2013

Net Sales	$1,001,863	$1,003,903	$959,989	(0.2%	)	4.6%

Net Sales for 2015 compared with 2014

For 2015, our net sales were essentially flat as compared to 2014. As discussed above, the largest global driver of this result was the significant devaluation of foreign currencies against the U.S. dollar. The approximate negative impact on sales from the decline of foreign currencies was $79.5 million, meaning that if currency levels had remained consistent year over year, our 2015 sales would have been higher by this amount. On a geographic basis, we experienced a sales increase in the Americas of 3.4%, and decreases in Europe of 5.1% and Asia-Pacific of 4.9%. The declines in Europe and Asia-Pacific are largely a result of the currency impacts discussed above.

In the Americas, our weighted average selling price per square yard increased approximately 3.5% for the year, reflecting that the sales growth in the region was largely due to increased selling prices as overall sales volume remained relatively constant versus 2014. In the Americas, the sales increase in dollars occurred almost equally in the corporate office (up 4%) and hospitality (up 36%) market segments. The increase in hospitality is due to the continued sales efforts in this segment, as the Company has continued to invest resources in building our sales force in this market. The adoption rate for modular carpet in hospitality spaces has increased due to these efforts, and our sales continue to improve. The increase in the corporate office segment is due to the steady improvement in the U.S. economy as well as our conversion of customers from other flooring surfaces (such as broadloom carpet) to modular carpet. These increases were partially offset by small declines in the government (down 3%) and retail (down 1%) market segments, with sales in our other non-office market segments essentially flat.

In Europe, the sales increase in local currency was 13.6%, but this was offset entirely by the impacts of a weaker Euro and, as translated into U.S. dollars, the decline was 5.1%. In local currency, the weighted average selling price per square yard for the region increased approximately 5%. In local currency, the corporate office segment was up 16%, which was largely due to the recovery in the European economy during the year which led to carpet purchases for new and refurbished office environments. In Europe, the majority of sales for the region occur in the corporate office market. In addition, we had sales increases in the retail (up 26%) and education (up 33%) market segments in Europe. The increase in education sales is due to a targeted focus on higher education customers across the region, particularly in the United Kingdom and France. The increase in the retail segment sales is due to the successes of our segmentation strategy in the region and was experienced across Europe.

In Asia-Pacific, the sales decline of 4.9% as reported in U.S. dollars is reflective of the impact of the devaluation of the Australian dollar during the year. In local currency, the sales increase Asia-Pacific was approximately 5%. The weighted average selling price per square yard for the region declined approximately 7%. This percentage decline was also largely driven by the decline in the Australian dollar, as in local currency in Australia the weighted average selling price per square yard increased approximately 3% and the average selling price per square yard in Asia was down less than 1%. The sales increase in local currency in the region was driven by the corporate office segment, which is the bulk of the region’s sales. In U.S. dollars, the corporate office segment was up approximately 1%, and the hospitality segment was up nearly 12%, as the efforts to penetrate this growing market in the region continue. All other market segments in the region experienced declines for the year as compared to 2014.

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

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses during the past three years:

Cost and Expenses	Fiscal Year			Percentage Change
	2015	2014	2013	2015 compared with 2014		2014 compared with 2013
	(in thousands)
Cost of Sales	$618,974	$663,876	$618,880	(6.8%	)	7.3%
Selling, General and Administrative Expenses	269,296	257,346	252,433	4.6%		1.9%
Total	$888,270	$921,222	$871,313	(3.6%	)	5.7%

For 2015, our cost of sales decreased $44.9 million (6.8%) compared with 2014. Fluctuations in currency exchange rates had an approximately $30 million favorable impact on our cost of sales – absent the foreign currency devaluations, our cost of sales would have declined approximately $15 million versus 2014. As a percentage of sales, our cost of sales declined to 61.8% in 2015, versus 66.1% in 2014. The primary reasons for this decline were (1) lower raw materials costs related to lower oil and related feedstock costs (raw material costs were down approximately 6-8% versus 2014), (2) higher absorption of fixed manufacturing costs associated with higher production volumes, particularly in the Americas (up 5%) and Europe (up nearly 10%), (3) continued stabilization of the supply chain and manufacturing footprint in the Asia-Pacific region with the normalization of the new carpet tile production facility in Australia during 2015 compared with 2014, (4) the resolution in 2015 of yarn supply issues that hampered the Company on a global basis in 2014, particularly during the second half of the year, and (5) a full year impact from our significant restructuring actions in the third quarter of 2014, particularly in Europe.

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

For 2015, our selling, general and administrative (“SG&A”) expenses increased $12.0 million (4.6%) versus 2014. Currency exchange rates had a favorable impact on SG&A expenses; if currency rates had remained the same for 2015 versus that of 2014, our SG&A expenses would have been approximately $28 million higher than the 2014 levels. The largest factor driving the increase in SG&A expense increase year-over-year is additional administrative expense attributed to higher incentive-based compensation (approximately $12 million) and performance-based stock compensation (approximately $10 million), as performance targets were met in 2015 to a higher degree than in 2014. The majority of these expenses were at the corporate level and in the Americas region, and as a result they were not as impacted by foreign currency devaluations as other components of SG&A expense. These increases were offset by declines in marketing expense (down $4.1 million) and selling expense (down $2.8 million). While fluctuations in currency exchange rates were the driving factors in these declines, as a percentage of sales, selling and marketing expenses were lower in 2015, a direct result of our restructuring actions which took place in the third quarter of 2014. As a percentage of sales, our consolidated SG&A expenses increased to 26.9% in 2015 versus 25.6% in 2014. This percentage increase was entirely attributable to the performance-based stock compensation and incentive-based compensation discussed above, as absent these amounts SG&A expenses would have been lower as a percentage of sales in 2015 than in 2014.

For 2014, our SG&A expenses increased $4.9 million (1.9%) versus 2013. Fluctuations in currency exchange rates did not have a significant impact on the comparison. The largest driver of the increase was $5.6 million of higher selling expenses commensurate with the sales growth in each of our three operating regions. We also had increased marketing expenses of approximately $1.2 million, split evenly between our European modular carpet business and our FLOR consumer business. The increased marketing expense in Europe related to campaigns designed to further engage the architect and design community, while the increase in our FLOR business related to web-based marketing efforts. These increases were offset by a decline in administrative expenses of approximately $1.9 million, mostly due to lower incentive compensation in 2014 versus 2013, as well as the impacts of our restructuring actions in the third quarter of 2014. The benefits of the restructuring actions were particularly evident in the fourth quarter of 2014, when our SG&A expenses, as a percentage of sales, declined to 23.8% versus 26.6% for the fourth quarter of 2013. For the full year 2014, our SG&A expenses, as a percentage of sales, declined to 25.6%, versus 26.3% in 2013.

Interest Expense

For 2015, our interest expense decreased $14.4 million to $6.4 million, versus $20.8 million in 2014. This substantial decrease in interest is due to the debt refinancing activities we undertook in the fourth quarter of 2014, in which we redeemed all of our $247.5 million of outstanding 7.625% Senior Notes and replaced them with borrowings under our Syndicated Credit Facility. This facility, which is comprised of a term loan as well as a multi-currency revolving debt facility, incurs interest at a significantly lower rate (currently approximately 2.0%) than the interest rate on the notes that were refinanced. In addition to the lower borrowing rates, we also reduced our borrowings under the facility by over $45 million during 2015, which contributed to our lower interest expense.

For 2014, interest expense decreased $3.0 million to $20.8 million, versus $23.8 million in 2013. The primary reasons for the decrease were the redemption of $27.5 million of our 7.625% Senior Notes and the repayment at maturity of the remaining $8.1 million of our 11.375% Senior Secured Notes, each in the fourth quarter of 2013. In addition, as described above, we redeemed all of the remaining 7.625% Senior Notes in the fourth quarter of 2014, which also contributed to the interest expense decline. Although we incurred borrowings under our Syndicated Credit Facility to refinance the notes that were repaid and redeemed during 2013 and 2014, the borrowings under our Syndicated Credit Facility were at a significantly lower interest rate (less than 2.5% annually) than the interest rates on the notes that were refinanced.

Tax

Our effective tax rate in 2015 was 31.5%, compared with an effective tax rate of 30.6% in 2014. This increase in effective tax rate was primarily attributable to having a larger proportion of U.S. earnings in 2015, which are taxed at higher federal and state rates than our foreign earnings. The increase in effective rate was partially offset by a decrease in valuation allowances related to state net operating loss carryforwards utilized in 2015. For additional information on taxes and a reconciliation of effective tax rates to statutory tax rates, see the Note entitled “Taxes on Income” in Item 8 of this Report.

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

Liquidity and Capital Resources

General

In our business, we require cash and other liquid assets primarily to purchase raw materials and to pay other manufacturing costs, in addition to funding normal course SG&A expenses, anticipated capital expenditures, interest expense and potential special projects. We generate our cash and other liquidity requirements primarily from our operations and from borrowings or letters of credit under our Syndicated Credit Facility discussed below. We believe that we will be able to continue to enhance the generation of free cash flow through the following initiatives:

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

In addition, we have a high contribution margin business with low capital expenditure requirements. Contribution margin represents variable gross profit margin less the variable component of SG&A expenses, and for us is an indicator of profit on incremental sales after the fixed components of cost of sales and SG&A expenses have been recovered. While contribution margin should not be construed as a substitute for gross margin, which is determined in accordance with GAAP, it is included herein to provide additional information with respect to our potential for profitability. In addition, we believe that investors find contribution margin to be a useful tool for measuring our profitability on an operating basis.

At January 3, 2016, we had $75.7 million in cash. Approximately $14.3 million of this cash was located in the U.S., and the remaining $61.4 million was located outside of the U.S. The cash located outside of the U.S. is indefinitely reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs, particularly for working capital needs and capital expenditure requirements in Europe, Asia and Australia, support our assertion that our cash in foreign locations will be reinvested and remittance will be postponed indefinitely. Of the $61.4 million cash in foreign jurisdictions, approximately $3.6 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for U.S. federal and state income taxes on these amounts in accordance with applicable accounting standards.

As of January 3, 2016, we had $213.5 million of borrowings and $3.1 million in letters of credit outstanding under our Syndicated Credit Facility. Of those borrowings outstanding, $197.5 million were Term Loan A borrowings and $16.0 million were revolving loan borrowings. As of January 3, 2016, we could have incurred $230.9 million of additional revolving loan borrowings under our Syndicated Credit Facility. In addition, we could have incurred the equivalent of $14.6 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

We have approximately $52.7 million in contractual cash obligations due by the end of fiscal year 2016, which includes, among other things, pension cash contributions, interest payments on our debt and lease commitments. Based on current interest rate and debt levels, we expect our aggregate interest expense for 2016 to be between $6 million and $8 million. We estimate aggregate capital expenditures in 2016 to be between $40 million and $50 million, although we are not committed to these amounts.

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

Amortization Prepayments. We are required to make amortization payments of the Term Loan A borrowing. The amortization payments are due on the last day of the calendar quarter, commencing with an initial amortization payment of $2.5 million that was made on December 31, 2015. The quarterly amortization payment amount increases to $3.75 million on December 31, 2016.

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

As of January 3, 2016, we had $197.5 million of Term Loan A borrowings and $16.0 million of revolving loan borrowings outstanding under the Facility, and had $3.1 million in letters of credit outstanding under the Facility.

We are presently in compliance with all covenants under the Syndicated Credit Facility and anticipate that we will remain in compliance with the covenants for the foreseeable future.

Senior Notes

As described above, all of our remaining 7.625% Senior Notes were redeemed in full in the fourth quarter of 2014, and our remaining 11.375% Senior Secured Notes were repaid at maturity in the fourth quarter of 2013.

Analysis of Cash Flows

We exited 2015 with $75.7 million in cash, an increase of $20.8 million during the year. The increase in cash was primarily due to improved cash flow from operating activities of $125.4 million in 2015, compared with $46.4 million in 2014. The factors driving the increase in cash flow from operating activities were (1) higher net income in 2015 due to improved operational performance, (2) a $16.2 million reduction in cash paid for interest, as a result of our 2014 debt refinancing discussed above, (3) an $18.7 million reduction in accounts receivable, and (4) a $14.5 million increase in accounts payable and accrued expenses. The increase in cash from operating activities was partially offset by an increase in inventories of $26.5 million and an increase in prepaid expenses and other assets of $8.3 million. Our other primary uses of cash during 2015 were (1) $45.3 million of repayments of revolving loan borrowings under our Syndicated Credit Facility, (2) $27.2 million of capital expenditures, primary related to our manufacturing locations, (3) $13.3 million used to repurchase and retire 650,000 shares of our outstanding common stock, pursuant to our established share repurchase plan, (4) $11.9 million for the payment of dividends, and (5) $2.5 million for repayment of term loan borrowings under our Syndicated Credit Facility as required by the applicable amortization schedule.

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

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations and the periods in which payments are due. The amounts and time periods are measured from January 3, 2016.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$213,531	$11,250	$30,000	$172,281	$0
Operating Lease Obligations(1)	72,639	20,757	32,889	10,954	8,039
Expected Interest Payments(2)	22,234	4,522	9,044	8,668	0
Unconditional Purchase Obligations(3)	8,104	6,437	1,413	254	0
Pension Cash Obligations(4)	109,068	9,735	20,453	22,546	56,334
Total Contractual Cash Obligations(5)	$425,576	$52,701	$93,799	$214,703	$64,373

______________________

(1)	Our capital lease obligations are insignificant.

(2)

Expected interest payments to be made in future periods reflect anticipated interest payments related to the $197.5 million of Term Loan A borrowings outstanding and the $16.0 million of revolving loan borrowings outstanding under our Syndicated Credit Facility as of January 3, 2016. We have also assumed in the presentation above that these borrowings will remain outstanding until maturity.

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

(5)

The above table does not reflect unrecognized tax benefits of $28.3 million, the timing of which payments are uncertain. See the Note entitled “Taxes on Income” in Item 8 of this Report for further information.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of January 3, 2016 and December 28, 2014, we had approximately $26.2 million and $100.1 million of U.S. federal net operating loss carryforwards, respectively. In addition, as of January 3, 2016 and December 28, 2014, we had state net operating loss carryforwards of $139.3 million and $209.0 million, respectively. As of January 3, 2016 and December 28, 2014, we had approximately $3.7 million and $4.0 million of foreign net operating loss carryforwards, respectively. Certain of these carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2015 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

During the fourth quarters of 2015, 2014 and 2013, we performed the annual goodwill impairment test. We perform this test at the reporting unit level. For our reporting units which carried a goodwill balance as of January 3, 2016, no impairment of goodwill was indicated. As of January 3, 2016, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed.

Inventories. We determine the value of inventories using the lower of cost or market. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on January 3, 2016 and December 28, 2014, was $15.5 million and $14.8 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2015 net income would be higher or lower by approximately $1.0 million, on an after-tax basis.

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

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(33.9)
1% decrease in actuarial assumption for discount rate	$42.9

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(2.7)
1% decrease in actuarial assumption for discount rate	$3.2

Environmental Remediation. We provide for environmental remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of January 3, 2016, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on January 3, 2016 and December 28, 2014, was $4.5 million and $5.9 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2015 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty and sales allowance reserve on January 3, 2016 and December 28, 2014, was $4.8 million and $4.0 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2015 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding recognition of revenue from contracts with customers. In summary, the core principle of this standard is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance for this standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August of 2015, the FASB delayed the effective date of the standard for one full year. While we are currently reviewing this new standard, we do not believe that the adoption of this standard will have a material impact on our financial condition or results of operations.

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

In July 2015, the FASB issued an accounting standard to simplify the accounting for inventory. This standard requires all inventories to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this new standard and do not expect it to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued an accounting standard which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This standard does not change the existing requirement that only permits offsetting within a jurisdiction. The amendments in the standard may be applied either prospectively or retrospectively to all prior periods presented. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. As this standard impacts only presentation, we do not expect it to have any significant effect on our consolidated financial statements.

In February 2016, the FASB issued a new accounting standard regarding leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management monitors interest rates and has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters, subject to approval by our Board of Directors. In the past, we have maintained a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agreed to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. As of January 3, 2016 and December 28, 2014, no such interest rate swaps were in place.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Northern Ireland, the Netherlands, China, Thailand and Australia, and sell our products in more than 100 countries. As a result, our financial results have been, and could be, significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.

At January 3, 2016, we recognized a $32.6 million decrease in our foreign currency translation adjustment account compared with December 28, 2014, because of the strengthening of the U.S. dollar against certain foreign currencies during 2015, particularly the euro and the Australia dollar.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at January 3, 2016. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Our weighted average interest rate for our outstanding borrowings in 2015 and 2014 was 2.0% and 7.4%, respectively.

As discussed above, in the fourth quarter of 2014, we refinanced our outstanding 7.625% Senior Notes with a combination of term loan and revolving loan borrowings under our Syndicated Credit Facility, plus cash on hand. The following table summarizes our market risks associated with our debt obligations as of January 3, 2016. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rate on our Syndicated Credit Facility borrowings as of January 3, 2016.

	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate	$11,250	$15,000	$15,000	$172,281	$0	$213,531	$213,531
Variable Interest Rate	2.0%	2.0%	2.0%	2.0%	--

An increase in our effective interest rate of 1% would increase annual interest expense by approximately $2.1 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposures through interest rate swap transactions.

Foreign Currency Exchange Rate Risk

As of January 3, 2016, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $9.9 million or an increase in the fair value of our financial instruments of $12.1 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR
	2015	2014	2013
	(in thousands, except per share data)
Net sales	$1,001,863	$1,003,903	$959,989
Cost of sales	618,974	663,876	618,880
Gross profit on sales	382,889	340,027	341,109

Selling, general and administrative expenses	269,296	257,346	252,433
Restructuring and asset impairment charges	0	12,386	0
Gain related to Australia fire	0	0	(6,954)

Operating income	113,593	70,295	95,630

Interest expense	6,401	20,785	23,810
Debt retirement expenses	0	11,989	1,667
Other expense	1,426	1,779	1,149

Income before income tax expense	105,766	35,742	69,004
Income tax expense	33,348	10,934	20,749

Net income	$72,418	$24,808	$48,255

Net income per share – basic	$1.10	$0.37	$0.73

Net income per share – diluted	$1.10	$0.37	$0.73

Basic weighted average common shares outstanding	66,027	66,389	66,194
Diluted weighted average common shares outstanding	66,075	66,448	66,297

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEAR
	2015	2014	2013
	(in thousands)
Net income	$72,418	$24,808	$48,255
Other comprehensive income (loss)
Foreign currency translation adjustment	(32,575)	(28,351)	(5,241)
Pension liability adjustment	6,072	(15,280)	1,409

Comprehensive income (loss)	$45,915	$(18,823)	$44,423

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2015	2014
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$75,696	$54,896
Accounts receivable, net	130,322	157,093
Inventories	161,174	142,167
Prepaid expenses and other current assets	22,490	20,780
Deferred income taxes	8,726	9,732
Total current assets	398,408	384,668
Property and equipment, net	211,489	227,347
Deferred tax asset	20,110	33,138
Goodwill	63,890	70,509
Other assets	62,652	59,252

	$756,549	$774,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,834	$49,464
Accrued expenses	88,933	94,323
Current portion of long-term debt	11,250	0
Total current liabilities	153,017	143,787
Long term debt	202,281	263,338
Deferred income taxes	10,505	11,002
Other	48,380	50,148

Total liabilities	414,183	468,275

Commitments and contingencies

Shareholders’ equity
Preferred stock	0	0
Common stock	6,570	6,597
Additional paid-in capital	370,327	368,603
Retained earnings	100,270	39,737
Accumulated other comprehensive loss – foreign currency translation	(91,511)	(58,936)
Accumulated other comprehensive loss – pension liability	(43,290)	(49,362)

Total shareholders’ equity	342,366	306,639

	$756,549	$774,914

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR
	2015	2014	2013
		(in thousands)
OPERATING ACTIVITIES:
Net income	$72,418	$24,808	$48,255
Adjustments to reconcile income to cash provided by operating activities
Depreciation and amortization	30,803	30,677	24,670
Stock compensation amortization expense	13,948	3,998	7,935
Bad debt expense	763	137	253
Deferred income taxes and other	9,052	(3,534)	9,349
Cash received from insurance company	0	0	25,973
Working capital changes:
Accounts receivable	18,738	(29,255)	3,478
Inventories	(26,452)	1,343	(10,610)
Prepaid expenses and other current assets	(8,332)	2,785	(25,354)
Accounts payable and accrued expenses	14,497	15,421	(17,316)
Cash provided by operating activities	125,435	46,380	66,633

INVESTING ACTIVITIES:
Capital expenditures	(27,188)	(38,922)	(91,851)
Other	731	2,415	3,074
Cash received from insurance company	0	0	23,024
Cash used in investing activities	(26,457)	(36,507)	(65,753)

FINANCING ACTIVITIES:
Credit facility borrowing	0	48,850	26,326
Credit facility repayments	(45,267)	(9,905)	0
Term loan borrowings	0	200,000	0
Term loan repayments	(2,500)	0	0
Repurchase of common stock	(13,306)	(7,669)	0
Dividends paid	(11,885)	(9,297)	(7,283)
Debt issuance costs	0	(1,099)	(1,308)
Redemption/repurchase of senior notes	0	(247,500)	(35,610)
Proceeds from issuance of common stock	359	408	1,881
Cash used in financing activities	(72,599)	(26,212)	(15,994)

Net cash provided by (used in) operating, investing and financing activities	26,379	(16,339)	(15,114)
Effect of exchange rate changes on cash	(5,579)	(1,648)	(2,536)

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	20,800	(17,987)	(17,650)
Balance, beginning of year	54,896	72,883	90,533

Balance, end of year	$75,696	$54,896	$72,883

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All of our subsidiaries are wholly-owned, and we are not a party to any joint venture, partnership or other variable interest entity that would potentially qualify for consolidation. All material intercompany accounts and transactions are eliminated. Investments in which the Company does not have the ability to exercise significant influence are carried at fair value. The Company monitors investments for other than temporary declines in value and makes reductions in carrying values when appropriate. As of January 3, 2016 and December 28, 2014, the Company did not hold significant investments of this nature.

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

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations. Research and development expense was $14.5 million, $13.9 million and $12.6 million for the years 2015, 2014 and 2013, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. The Company did not hold any significant amounts of short-term investments at January 3, 2016 or December 28, 2014.

Cash payments for interest amounted to approximately $4.8 million, $21.0 million and $22.9 million for the years 2015, 2014 and 2013, respectively. Income tax payments amounted to approximately $7.2 million, $7.5 million and $8.7 million for the years 2015, 2014 and 2013, respectively. During the years 2015, 2014 and 2013, the Company received income tax refunds of $3.1 million, $5.0 million and $1.4 million, respectively.

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

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs on qualifying expenditures of approximately $0.3 million, $0.8 million and $0.8 million for the fiscal years 2015, 2014 and 2013, respectively. Depreciation expense amounted to approximately $30.4 million, $30.3 million and $24.4 million for the years 2015, 2014 and 2013, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as acquisitions. Accumulated amortization amounted to approximately $77.3 million at both January 3, 2016 and December 28, 2014, and cumulative impairment losses recognized were $212.6 million as of both January 3, 2016 and December 28, 2014.

As of January 3, 2016 and December 28, 2014, the net carrying amount of goodwill was $63.9 million and $70.5 million, respectively. Other intangible assets were $4.8 million and $4.7 million as of January 3, 2016 and December 28, 2014, respectively. The Company capitalizes patent defense costs when it determines that a successful defense is probable. Any patent defense costs are amortized over the remaining useful life of the patent. Amortization expense related to intangible assets during the years 2015, 2014 and 2013 was $0.3 million, $0.3 million and $0.3 million, respectively.

During the fourth quarters of 2015, 2014 and 2013, as of the last day of the third quarter of each year, the Company performed the annual goodwill impairment test required by applicable accounting standards. The Company performs this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment. In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The annual testing indicated no potential of goodwill impairment in any of the years presented.

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the measurement date, and therefore no impairment was indicated during the impairment testing. As of January 3, 2016, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company still believes no goodwill impairment would have existed.

The changes in the carrying amounts of goodwill for the year ended January 3, 2016 are as follows:

BALANCE DECEMBER 28, 2014	ACQUISITIONS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE JANUARY 3, 2016
(in thousands)
$70,509	$0	$0	$(6,619)	$63,890

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty and sales allowance reserves amounted to $4.8 million and $4.0 million as of January 3, 2016 and December 28, 2014, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss). Foreign exchange translation gains (losses) were ($32.6) million, ($28.4) million and ($5.2) million for the years 2015, 2014 and 2013, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding. Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

As of fiscal year 2015, the Company has stock-based employee compensation plans, which are described more fully in the “Shareholders’ Equity” Note below.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. However, there were no stock options granted in 2015, 2014 or 2013.

The Company recognizes expense related to its restricted stock grants based on the grant date fair value of the stock issued, as determined by its market price at date of grant.

Derivative Financial Instruments

Accounting standards require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not meet the criteria of an accounting hedge must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of January 3, 2016 and December 28, 2014, the Company was not party to any significant derivative instruments.

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

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of January 3, 2016 and December 28, 2014, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires the Company to analyze the financial strengths of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that the Company is unable to collect may be different than the amount initially estimated. The Company’s allowance for doubtful accounts on January 3, 2016 and December 28, 2014, was $4.5 million and $5.9 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year financial statement presentation. These reclassifications had no effect on reported income, comprehensive income, cash flows, total assets or shareholders’ equity as previously reported.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2015,” “2014,” and “2013,” mean the fiscal years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively. Fiscal year 2015 was comprised of 53 weeks, while fiscal years 2014 and 2013 were each comprised of 52 weeks.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding recognition of revenue from contracts with customers. In summary, the core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance for this standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August of 2015, the FASB delayed the effective date of the standard for one full year. While the Company is currently reviewing this new standard, it does not believe that the adoption of this standard will have a material impact on its financial condition or results of operations.

In January 2015, the FASB issued an accounting standard which eliminates the concept of extraordinary items from generally accepted accounting principles. The standard does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The standard is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The standard allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have any significant effect on its ongoing financial reporting.

In February 2015, the FASB issued an accounting standard which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The new accounting standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company is evaluating the impact, if any, this standard will have on its ongoing financial reporting, but currently does not believe the adoption of this standard will have any significant effect on its ongoing financial reporting.

In April 2015, the FASB issued an accounting standard to simplify the presentation of debt issuance costs. This accounting standard requires debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. In August 2015, the FASB issued an accounting standard update that allows the presentation of debt issuance costs related to line-of-credit arrangements as an asset on the balance sheet under the simplified guidance, regardless of whether there are any outstanding borrowings on the related arrangements. The guidance in these accounting standards is to be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2015. As these standards relate to presentation only, the Company does not believe the adoption of this accounting standard will have a significant impact on its financial statements.

In July 2015, the FASB issued an accounting standard to simplify the accounting for inventory. This standard requires all inventories to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this new standard and does not expect it to have a significant impact on its consolidated financial statements.

In November 2015, the FASB issued an accounting standard which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This standard does not change the existing requirement that only permits offsetting within a jurisdiction. The amendments in the standard may be applied either prospectively or retrospectively to all prior periods presented. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. As this standard impacts only presentation, the Company does not expect it to have any significant effect on its ongoing financial reporting.

In February 2016, the FASB issued a new accounting standard regarding leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 3, 2016 and December 28, 2014, the allowance for bad debts amounted to $4.5 million and $5.9 million, respectively, for all accounts receivable of the Company. Reserves for warranty and returns allowances amounted to $4.8 million and $4.0 million as of January 3, 2016 and December 28, 2014, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have significant assets and liabilities measured at fair value on a recurring basis under applicable accounting standards as of the end of 2015. The Company does have approximately $24.8 million of Company-owned life insurance which is measured on readily determinable cash surrender value on a recurring basis. Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. As of January 3, 2016, the carrying value of the Company’s borrowings under its Syndicated Credit Facility approximates fair value as the Facility bears interest rates that are similar to existing market rates.

INVENTORIES

Inventories are summarized as follows:

	2015	2014
	(in thousands)
Finished goods	$101,697	$89,688
Work-in-process	9,865	9,898
Raw materials	49,612	42,581

	$161,174	$142,167

Reserves for inventory obsolescence amounted to $15.5 million and $14.8 million as of January 3, 2016 and December 28, 2014, respectively, and have been netted against amounts presented above.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2015	2014
	(in thousands)
Land	$16,501	$15,862
Buildings	125,568	124,476
Equipment	342,986	347,965

	485,055	488,303
Accumulated depreciation	(273,566)	(260,956)

	$211,489	$227,347

The estimated cost to complete construction-in-progress for which the Company was committed at January 3, 2016, was approximately $13.1 million.

ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2015	2014
	(in thousands)
Compensation	$62,435	$56,354
Interest	442	709
Restructuring	104	7,179
Taxes	9,299	17,962
Accrued purchases	4,104	2,966
Warranty and sales allowances	4,759	3,957
Other	7,790	5,196

	$88,933	$94,323

Other non-current liabilities include pension liability of $29.3 million and $37.9 million as of January 3, 2016 and December 28, 2014, respectively (see the discussion below in the Note entitled “Employee Benefit Plans”).

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

Amortization Payments. The Company is required to make amortization payments of the Term Loan A borrowing. The amortization payments are due on the last day of the calendar quarter, commencing with an initial amortization payment of $2.5 million that was made on December 31, 2015. The quarterly amortization payment amount increases to $3.75 million on December 31, 2016.

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

As of January 3, 2016, the Company had outstanding $197.5 million of Term Loan A borrowing and $16.0 million of revolving loan borrowings outstanding under the Facility, and had $3.1 million in letters of credit outstanding under the Facility. As of January 3, 2016 the weighted average interest rate on borrowings outstanding under the Facility was 2.0%.

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

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $14.6 million of other lines of credit available at interest rates ranging from 2% to 7%. As of January 3, 2016 and December 28, 2014, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

Deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, net of accumulated amortization, were $1.9 million and $2.4 million, as of January 3, 2016 and December 28, 2014, respectively. The Company amortizes these costs over the life of the related debt. Expenses related to such costs for the years 2015, 2014 and 2013 amounted to $0.5 million, $3.8 million, and $2.0 million, respectively. The expense for 2014 included $2.8 million related to the writedown of debt costs associated with the refinancing actions discussed above. The expense for the year 2013 included $0.8 million of expense related to the write-down of debt costs associated with note repurchases and the termination of our former $100 million domestic revolving credit facility.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2015 are as follows:

FISCAL YEAR	AMOUNT
(in thousands)
2016	$11,250
2017	15,000
2018	15,000
2019	172,281
2020	0
Thereafter	0
$213,531

PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of January 3, 2016 and December 28, 2014, there were no shares of preferred stock issued.

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

The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid dividends totaling $0.18 per share in 2015, $0.14 per share during 2014 and $0.11 per share during 2013, to each share of Common Stock. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its syndicated credit facility, which specifies conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

On October 7, 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. During 2014, the Company repurchased and retired 500,000 shares of common stock at an average purchase price of $15.30 per share. On November 19, 2015, the Board of Directors amended the program to provide that the 500,000 shares of common stock previously approved for repurchases for the 2016 fiscal year may be repurchased by the Company, in management’s discretion, during the period commencing on November 19, 2015 and ending at the conclusion of fiscal year 2016. During 2015, the Company repurchased and retired 650,000 shares of common stock at an average purchase price of $20.47 per share.

All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders equity for the years 2015, 2014, and 2013.

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 30, 2012	66,062	$6,606	$366,677	$(16,746)	$(35,491)	$(25,344)
Net income	0	0	0	48,255	0	0
Stock issuances under employee option plans	201	20	1,814	0	0	0
Other issuances of common stock	670	67	10,805	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(10,872)	0	0	0
Cash dividends paid	0	0	0	(7,283)	0	0
Forfeitures and compensation expense related to stock awards	(622)	(62)	6,173	0	0	0
Pension liability adjustment	0	0	0	0	1,409	0
Foreign currency translation adjustment	0	0	0	0	0	(5,241)
Other	0	0	0	0	0	0
Balance, at December 29, 2013	66,311	$6,631	$374,597	$24,226	$(34,082)	$(30,585)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 29, 2013	66,311	$6,631	$374,597	$24,226	$(34,082)	$(30,585)
Net income	0	0	0	24,808	0	0
Stock issuances under employee option plans	55	5	381	0	0	0
Other issuances of common stock	489	49	10,361	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(10,410)	0	0	0
Cash dividends paid	0	0	0	(9,297)	0	0
Forfeitures and compensation expense related to stock awards	(387)	(38)	1,293	0	0	0
Share repurchases	(500)	(50)	(7,619)	0	0	0
Pension liability adjustment	0	0	0	0	(15,280)	0
Foreign currency translation adjustment	0	0	0	0	0	(28,351)
Other	0	0	0	0	0	0
Balance, at December 28, 2014	65,968	$6,597	$368,603	$39,737	$(49,362)	$(58,936)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 28, 2014	65,968	$6,597	$368,603	$39,737	$(49,362)	$(58,936)
Net income	0	0	0	72,418	0	0
Stock issuances under employee option plans	39	4	355	0	0	0
Other issuances of common stock	597	59	9,746	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(9,806)	0	0	0
Cash dividends paid	0	0	0	(11,885)	0	0
Forfeitures and compensation expense related to stock awards	(253)	(25)	14,670	0	0	0
Share repurchases	(650)	(65)	(13,241)	0	0	0
Pension liability adjustment	0	0	0	0	6,072	0
Foreign currency translation adjustment	0	0	0	0	0	(32,575)
Other	0	0	0	0	0	0
Balance, at January 3, 2016	65,701	$6,570	$370,327	$100,270	$(43,290)	$(91,511)

Stock Options

The Company has an Omnibus Stock Incentive Plan (“Omnibus Plan”) under which a committee of independent directors is authorized to grant directors and key employees, including officers, options to purchase the Company’s Common Stock. Options are exercisable for shares of Common Stock at a price not less than 100% of the fair market value on the date of grant. The options become exercisable either immediately upon the grant date or ratably over a time period ranging from one to five years from the date of the grant. The Company’s options expire at the end of time periods ranging from three to ten years from the date of the grant. In May 2015, the shareholders approved an amendment and restatement of the Omnibus Plan. This amendment and restatement extended the term of the Omnibus Plan until February 2025, and set the number of shares authorized for issuance or transfer on or after the effective date of the amendment and restatement at 5,161,020 shares, except that each share issued pursuant to an award other than a stock option reduces the number of such authorized shares by 1.33 shares.

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

The Company recognized stock option compensation expense of $0.1 million in 2013. All outstanding stock options vested prior to 2014 and therefore there were no stock option compensation expenses during 2014 or 2015. The expense for stock options is included in selling, general and administrative expense on the Company’s consolidated statements of operations, as none of these stock options have been issued to production personnel.

The following table summarizes stock options outstanding as of January 3, 2016, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2014	126,000	$9.23
Granted	0	0
Exercised	38,500	9.27
Forfeited or cancelled	0	0
Outstanding at January 3, 2016 (a)	87,500	$8.75

Exercisable at January 3, 2016 (b)	87,500	$8.75

(a) At January 3, 2016, the weighted-average remaining contractual life of options outstanding was 3.9 years.

(b) At January 3, 2016, the weighted-average remaining contractual life of options exercisable was 3.9 years.

At January 3, 2016, the aggregate intrinsic values of in-the-money options outstanding and options exercisable were $0.9 million and $0.9 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The intrinsic value of stock options exercised in 2015, 2014 and 2013 was $0.4 million, $0.6 million and $1.9 million, respectively. The cash proceeds related to stock options exercised in 2015, 2014 and 2013 were $0.4 million, $0.4 million and $1.9 million, respectively.

The tax benefit recognized with respect to stock options during all presented years was not significant.

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at January 3, 2016	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at January 3, 2016	Weighted Average Exercise Price

$4.01	-	$5.00	40,000	3.0	$4.31	40,000	$4.31
$12.00	-	$14.00	47,500	4.7	12.49	47,500	12.49
			87,500	3.9	$8.75	87,500	$8.75

Restricted Stock Awards

During fiscal years 2015, 2014 and 2013, the Company granted restricted stock awards totaling 597,000, 489,000, and 670,000 shares, respectively, of Common Stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $13.9 million, $4.0 million and $7.9 million for 2015, 2014 and 2013, respectively. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical data regarding actual forfeitures as well as an estimate of future expected forfeitures under our restricted stock grants.

The following table summarizes restricted stock activity as of January 3, 2016, and during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2014	1,391,000	$17.12
Granted	597,000	16.43
Vested	314,000	14.28
Forfeited or cancelled	204,000	13.71
Outstanding at January 3, 2016	1,470,000	$17.92

As of January 3, 2016, the unrecognized total compensation cost related to unvested restricted stock was $9.7 million. That cost is expected to be recognized by the end of 2020.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

The tax benefit recognized with respect to restricted stock during the years 2015, 2014 and 2013 was $5.5 million, $1.0 million and $3.0 million, respectively.

INCOME (LOSS) PER SHARE

The Company computes basic earnings (loss) per share (“EPS”) by dividing net income (loss), by the weighted average common shares outstanding, including participating securities outstanding, during the period as depicted below. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings. Income attributable to non-controlling interest is included in the computation of basic and diluted earnings per share, where applicable.

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

	Fiscal Year
	2015	2014	2013
Earnings per share:
Basic earnings per share
Distributed earnings	$0.18	$0.14	$0.11
Undistributed earnings	0.92	0.23	0.62
	$1.10	$0.37	$0.73

Diluted earnings per share
Distributed earnings	$0.18	$0.14	$0.11
Undistributed earnings	0.92	0.23	0.62
	$1.10	$0.37	$0.73

The following table presents net income that was attributable to participating securities:

	Fiscal Year

	2015	2014	2013
	(in millions)
Net income	$1.6	$0.5	$1.2

The weighted average shares for basic and diluted EPS were as follows:

	Fiscal Year

	2015	2014	2013
	(in thousands)
Weighted Average Shares Outstanding	64,557	64,998	64,486
Participating Securities	1,470	1,391	1,708
Shares for Basic Earnings Per Share	66,027	66,389	66,194
Dilutive Effect of Stock Options	48	59	103
Shares for Diluted Earnings Per Share	66,075	66,448	66,297

For all periods presented, there were no stock options excluded from the determination of diluted EPS.

RESTRUCTURING CHARGES

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2014	Costs Incurred in 2015	Balance at Jan. 3, 2016
	(In thousands)
Workforce Reduction	$9,669	$2,732	$6,833	$104
Fixed Asset Impairment	2,584	2,584	0	0
Other Related Exit Costs	133	133	0	0

TAXES ON INCOME

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR
	2015	2014	2013
	(in thousands)
Current expense/(benefit):
Federal	$1,524	$224	$473
Foreign	9,279	5,555	2,605
State	1,403	712	627

	12,206	6,491	3,705
Deferred expense/(benefit):
Federal	19,971	3,856	3,246
Foreign	3,795	493	8,692
State	(2,624)	94	5,106

	21,142	4,443	17,044

	$33,348	$10,934	$20,749

Income before taxes on income consisted of the following:

	FISCAL YEAR
	2015	2014	2013
	(in thousands)

U.S. operations	$58,318	$10,345	$21,292

Foreign operations	47,448	25,397	47,712

	$105,766	$35,742	$69,004

Deferred income taxes for the years ended January 3, 2016, and December 28, 2014, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At January 3, 2016, the Company had approximately $57 million in federal net operating loss carryforwards with expiration dates through 2032, of which $30.8 million is from share-based payment awards. In accordance with applicable accounting standards, a financial statement benefit has not been recorded for the net operating loss related to the share-based payment awards. The Company’s foreign subsidiaries had approximately $3.7 million in net operating losses, the majority of which is available for an unlimited carryforward period. The Company expects to utilize all of its federal and foreign carryforwards prior to their expiration. The Company had approximately $139.3 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2034. The Company had provided a valuation allowance against $70.5 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $126.6 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2015		2014
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(in thousands)
Basis differences of property and equipment	$0	$16,254	$0	$15,958
Basis difference of intangible assets	0	368	0	384
Foreign currency	0	5,375	0	3,848
Net operating loss carryforwards	5,575	0	28,463	0
Valuation allowances on net operating loss carryforwards	(4,457)	0	(10,298)	0
Federal tax credits	4,580	0	2,751	0
Deferred compensation	26,352	0	21,190	0
Basis difference of prepaids, accruals and reserves	7,971	0	7,816	0
Pensions	1,075	0	3,152	0
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	0	1,226	0	948
Basis difference of other assets and liabilities	458	0	0	68

	$41,554	$23,223	$53,074	$21,206

Deferred tax assets and liabilities are included in the accompanying balance sheets as follows:

	FISCAL YEAR
	2015	2014
	(in thousands)
Deferred income taxes (current asset)	$8,726	$9,732
Deferred tax asset (non-current asset)	20,110	33,138
Deferred income taxes (non-current liabilities)	(10,505)	(11,002)
	$18,331	$31,868

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the federal deferred tax assets at January 3, 2016.

As of January 3, 2016 and December 28, 2014, non-current deferred tax assets were reduced by approximately $14.2 million and $21.8 million, respectively, of unrecognized tax benefits.

The Company’s effective tax rate was 31.5%, 30.6% and 30.1% for fiscal years 2015, 2014 and 2013, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 35% to the Company’s actual income tax expense:

	FISCAL YEAR
	2015	2014	2013
	(in thousands)
Income taxes at U.S federal statutory rate	$37,018	$12,510	$24,151
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	3,003	57	496
Non-deductible business expenses	614	570	601
Non-deductible employee compensation	168	491	409
Tax effects of Company owned life insurance	128	(395)	(1,117)
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	458	362	562
Foreign and U.S. tax effects attributable to foreign operations	(3,347)	(3,021)	(3,958)
Valuation allowance effect – State NOL	(3,797)	468	3,232
Non-deductible reserve against capital asset	0	0	(218)
Advance pricing agreements with tax authorities	0	0	(2,492)
Federal tax credits	(352)	0	(595)
Other	(545)	(108)	(322)
Income tax expense	$33,348	$10,934	$20,749

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. as determination of the amount of unrecognized deferred U.S. income tax liability related to the indefinitely reinvested earnings is not practicable because of the complexities associated with its hypothetical calculation. At January 3, 2016, approximately $259 million of undistributed earnings of the Company’s foreign subsidiaries are deemed to be indefinitely reinvested outside of the U.S., on which withholding taxes of approximately $5.6 million would be payable upon remittance.

At January 3, 2016, the Company has provided for approximately $1.2 million in U.S. federal income taxes and approximately $0.2 million in foreign withholding taxes on approximately $3.6 million of undistributed earnings from foreign subsidiaries that are not deemed to be indefinitely reinvested outside of the U.S.

As of January 3, 2016 and December 28, 2014, the Company had $28.3 million and $27.3 million, respectively, of unrecognized tax benefits. If the $28.3 million of unrecognized tax benefits as of January 3, 2016 are recognized, there would be a favorable impact on the Company’s effective tax rate in future periods. If the unrecognized tax benefits are not favorably settled, $6.3 million of the total amount of unrecognized tax benefits would require the use of cash in future periods.

The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of January 3, 2016, the Company had accrued interest and penalties of $1.5 million, which is included in the total unrecognized tax benefit noted above.

The Company’s federal income tax returns are subject to examination for the years 2003 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2010 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2004 to the present.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	FISCAL YEAR
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$27,301	$27,361	$25,186
Increases related to tax positions taken during the current year	641	875	911
Increases related to tax positions taken during the prior years	1,230	1,157	3,938
Decreases related to tax positions taken during the prior years	(194)	(697)	(9)
Decreases related to settlements with taxing authorities	0	0	(1,928)
Decreases related to lapse of applicable statute of limitations	(367)	(919)	(397)
Changes due to foreign currency translation	(340)	(476)	(340)
Balance at end of year	$28,271	$27,301	$27,361

COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At January 3, 2016, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(in thousands)
2016	$20,757
2017	17,266
2018	15,623
2019	6,427
2020	4,527
Thereafter	8,039

Rental expense amounted to approximately $24.4 million, $24.6 million, and $24.5 million for the years 2015, 2014, and 2013, respectively.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $2.9 million, $2.7 million and $2.6 million for the years 2015, 2014 and 2013, respectively. No discretionary contributions were made in 2015, 2014 or 2013.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $24.3 million at January 3, 2016. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values.

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $2.1 million, $0.1 million and $1.0 million for the years 2015, 2014 and 2013, respectively. Plan assets are primarily invested in equity and fixed income securities. The Company uses a year-end measurement date for the plans. As of January 3, 2016, for the European plans, the Company had a net liability recorded of $4.4 million, an amount equal to their underfunded status, and has recorded in Other Comprehensive Income an amount equal to $39.1 million (net of taxes) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards

	FISCAL YEAR
	2015	2014
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$275,762	$251,181
Service cost	1,061	705
Interest cost	8,384	10,563
Benefits and expenses paid	(10,004)	(9,542)
Actuarial loss (gain)	(13,591)	41,631
Member contributions	239	294
Currency translation adjustment	(18,134)	(19,070)

Benefit obligation, end of year	$243,717	$275,762

	FISCAL YEAR
	2015	2014
	(in thousands)
Change in plan assets
Plan assets, beginning of year	$261,026	$253,761
Actual return on assets	753	29,280
Company contributions	5,001	5,815
Benefits paid	(10,004)	(9,542)
Currency translation adjustment	(17,496)	(18,288)

Plan assets, end of year	$239,280	$261,026

Reconciliation to balance sheet
Funded status benefit asset/(liability)	$(4,437)	$(14,736)

Net amount recognized	$(4,437)	$(14,736)

Amounts recognized in accumulated other comprehensive income (after tax)
Unrecognized actuarial loss	$39,411	$45,836
Unamortized prior service costs	(347)	(423)
Total amount recognized	$39,064	$45,413

The above disclosure represents the aggregation of information related to the Company’s two defined benefit plans which cover many of its European employees. As of January 3, 2016 and December 28, 2014, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had an accumulated benefit obligation in excess of the plan assets. The other plan, which covers certain employees in Europe (the “Europe Plan”), had assets in excess of the accumulated benefit obligation. The following table summarizes this information as of January 3, 2016 and December 28, 2014.

	2015	2014
	(in thousands)
UK Plan
Projected Benefit Obligation	$168,178	$190,303
Accumulated Benefit Obligation	168,178	190,303
Plan Assets	167,360	179,205

Europe Plan
Projected Benefit Obligation	$75,539	$85,459
Accumulated Benefit Obligation	71,005	81,353
Plan Assets	71,920	81,821

	FISCAL YEAR
	2015	2014	2013
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,061	$705	$804
Interest cost	8,384	10,563	9,610
Expected return on plan assets	(8,764)	(11,904)	(10,150)
Amortization of prior service cost	33	19	89
Recognized net actuarial (gains)/losses	1,359	648	684

Net periodic benefit cost	$2,073	$31	$1,037

For 2016, it is estimated that approximately $1.1 million of expenses related to the amortization of unrecognized items will be included in the net periodic benefit cost. During 2015, other comprehensive income was impacted by approximately $6.4 million comprised of actuarial gain of approximately $5.5 million and amortization of $0.9 million.

	FISCAL YEAR
	2015	2014	2013
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.0%	4.0%	4.0%
Expected return on plan assets	4.0%	4.2%	4.7%
Rate of compensation	2.0%	2.0%	2.0%
Weighted average assumptions used to determine benefit obligations
Discount rate	3.4%	3.2%	4.25%
Rate of compensation	2.0%	2.0%	2.0%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The Company’s foreign defined benefit plans’ fair value of plan assets were in excess of the accumulated benefit obligations. The projected benefit obligations, accumulated benefit obligations and fair value of these plans are as follows:

	FISCAL YEAR
	2015	2014
	(in thousands)
Projected benefit obligation	$243,717	$275,762
Accumulated benefit obligations	239,183	271,656
Fair value of plan assets	239,280	261,026

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at January 3, 2016 or December 28, 2014.

The Company’s actual weighted average asset allocations for 2015 and 2014, and the targeted asset allocation for 2016, of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR
	2016			2015	2014
	Target Allocation			Percentage of Plan Assets at Year End
Asset Category:
Equity Securities	45%	-	55%	49%	63%
Debt and Debt Securities	35%	-	45%	41%	34%
Other	0%	-	10%	10%	3%

		100%		100%	100%

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

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of January 3, 2016 and December 28, 2014. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Pension Plan Assets by Category as of January 3, 2016
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$71,920	$93,846	$165,766
Level 2	0	59,228	59,228
Level 3	0	14,286	14,286
Total	$71,920	$167,360	$239,280

	Pension Plan Assets by Category as of December 28, 2014
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$81,821	$173,271	$255,092
Level 2	0	0	0
Level 3	0	5,934	5,934
Total	$81,821	$179,205	$261,026

The tables below detail the foreign defined benefit plans’ assets by asset allocation and fair value hierarchy:

	2015
	Level 1	Level 2	Level 3
		(in thousands)
Asset Class
Equity Securities	$117,889	$0	$0
Debt and Debt Securities	45,953	41,725	9,576
Other (including cash)	1,924	17,503	4,710
	$165,766	$59,228	$14,286

	2014
	Level 1	Level 2	Level 3
		(in thousands)
Asset Class

Equity Securities	$171,224	$0	$0
Debt and Debt Securities	81,821	0	0
Other (including cash)	2,047	0	5,934
	$255,092	$0	$5,934

The assets identified as level 3 above in 2015 relate to insured annuities and direct lending assets held by the UK Plan. The fair value of these assets was calculated using the present value of the future cash flows due under the insurance annuities and for the direct lending assets the value is based on the asset value from the latest available valuation with adjustments for any drawdowns and distribution payments made between the valuation date and the reporting date. The table below indicates the change in value related to these level 3 assets during 2015:

2015
(in thousands)
Balance of level 3 assets, beginning of year	$5,934
Interest cost	199
Benefits paid	(776)
Assets transferred in to Level 3	9,877
Actuarial loss	(367)
Translation adjustment	(581)
Ending Balance of level 3 assets	$14,286

During 2016, the Company expects to contribute $5.0 million to the plan trust. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)

2016	$8,726
2017	8,936
2018	9,268
2019	9,518
2020	9,797
2021 - 2025	44,925

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

	FISCAL YEAR
	2015	2014
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$24,016	$20,947
Service cost	594	500
Interest cost	1,113	1,071
Benefits paid	(847)	(847)
Actuarial loss (gain)	984	2,345

Benefit obligation, end of year	$25,860	$24,016

The amounts recognized in the consolidated balance sheets are as follows:

	2015	2014
	(in thousands)
Current liabilities	$1,009	$847
Non-current liabilities	24,850	23,169
	$25,859	$24,016

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	2015	2014
	(in thousands)
Unrecognized actuarial loss	$4,226	$3,949

The accumulated benefit obligation related to the SCP was $23.6 million and $20.3 million as of January 3, 2016 and December 28, 2014, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	2015	2014	2013
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost
Discount rate	4.0%	4.5%	4.0%
Rate of compensation	4.0%	4.0%	4.0%

Assumptions used to determine benefit obligations
Discount rate	4.25%	4.0%	4.5%
Rate of compensation	4.0%	4.0%	4.0%

Components of net periodic benefit cost
Service cost	$594	$500	$534
Interest cost	1,113	1,072	997
Amortizations	522	291	489

Net periodic benefit cost	$2,229	$1,863	$2,020

The changes in other comprehensive income during 2015 related to this Plan were approximately $0.3 million, after tax, primarily comprised of a net loss during the period of $0.6 million and amortization of loss of $0.3 million.

For 2016, the Company estimates that approximately $0.8 million of expenses related to the amortization of unrecognized items will be included in net periodic benefit cost for the SCP.

During 2015, the Company contributed $0.8 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)
2016	$1,009
2017	1,124
2018	1,124
2019	1,124
2020	2,108
2021-2025	11,409

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA-PACIFIC	TOTAL
	(in thousands)
2015
Net Sales	$593,163	$262,671	$146,029	1,001,863
Depreciation and amortization	15,390	5,007	9,167	29,564
Total assets	223,085	249,241	175,940	648,266

2014
Net Sales	$573,458	$276,845	$153,600	$1,003,903
Depreciation and amortization	14,719	4,803	9,412	28,934
Total assets	221,324	258,847	174,335	654,506

2013
Net sales	$545,882	$262,640	$151,467	$959,989
Depreciation and amortization	13,317	3,777	6,332	23,426

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	FISCAL YEAR ENDED
	2015	2014	2013
	(in thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$29,564	$28,934	$23,426
Corporate depreciation and amortization	1,239	1,743	1,244

Reported depreciation and amortization	$30,803	$30,677	$24,670

ASSETS
Total segment assets	$648,266	$654,506
Corporate assets and eliminations	108,283	120,408

Reported total assets	$756,549	$774,914

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2015, 2014 and 2013 were approximately 48%, 51% and 52%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. With the exception of the United States, no one country represented more than 10% of the Company’s net sales. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	FISCAL YEAR
	2015	2014	2013
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$520,375	$487,001	$458,585
United Kingdom	72,445	83,182	75,076
Australia	76,600	79,922	78,569
Other foreign countries	332,443	353,798	347,759

Net sales	$1,001,863	$1,003,903	$959,989

LONG-LIVED ASSETS(2)
United States	$79,279	$86,856
United Kingdom	10,653	10,604
Netherlands	42,808	38,086
Australia	47,557	57,410
China	11,733	14,007
Other foreign countries	19,459	20,384

Total long-lived assets	$211,489	$227,347

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

	FISCAL YEAR 2015
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(in thousands, except per share data)
Net sales	$236,904	$263,637	$254,686	$246,636
Gross profit	85,432	101,252	97,966	98,239
Net income	12,322	21,722	20,127	18,247

Basic income per share	$0.19	$0.33	$0.31	$0.28

Diluted income per share	$0.19	$0.33	$0.31	$0.28

Share prices
High	$21.38	$25.59	$27.17	$24.44
Low	$15.13	$19.86	$22.13	$17.89

	FISCAL YEAR 2014
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER(1)	FOURTH QUARTER(2)
	(in thousands, except per share data)
Net sales	$218,992	$260,624	$252,191	$272,096
Gross profit	74,686	90,385	83,595	91,361
Net income (loss)	4,025	13,071	(376)	8,088

Basic income (loss) per share	$0.06	$0.20	$(0.01)	$0.12

Diluted income (loss) per share	$0.06	$0.20	$(0.01)	$0.12

Share prices
High	$22.46	$21.13	$19.41	$16.74
Low	$18.63	$17.11	$15.72	$12.98

(1) Results for the third quarter of 2014 include restructuring and asset impairment charges of $12.4 million.

(2) Results for the fourth quarter of 2014 include debt retirement expenses of $12.0 million.

ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During 2015, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The only reclassifications that occurred in that period were comprised of $1.9 million related to the Company’s defined retirement benefit plans and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated statement of operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. and Subsidiaries as of January 3, 2016 and December 28, 2014 and the related consolidated statements of operations and comprehensive income and cash flows for each of the three years in the period ended January 3, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc. and Subsidiaries at January 3, 2016 and December 28, 2014, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interface, Inc. and Subsidiaries’ internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 2, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

We have audited Interface, Inc. and Subsidiaries’ internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interface, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Interface, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interface, Inc. and Subsidiaries as of January 3, 2016 and December 28, 2014, and the related consolidated statements of operations and comprehensive income, and cash flows for each of the three years in the period ended January 3, 2016 and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 2, 2016

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on that assessment, management concluded that, as of January 3, 2016, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B.      OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2015 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

ITEM 11.      EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2015 fiscal year, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2015 fiscal year, is incorporated herein by reference.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2015 fiscal year, is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2015 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income — fiscal years ended January 3, 2016, December 28, 2014 and December 29, 2013.

Consolidated Balance Sheets — January 3, 2016 and December 28, 2014.

Consolidated Statements of Cash Flows — fiscal years ended January 3, 2016, December 28, 2014 and December 29, 2013.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

2. Financial Statement Schedule

The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries and related Report of Independent Registered Public Accounting Firm are included as part of this Report (see the pages immediately preceding the signatures in this Report).

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

Interface, Inc. Omnibus Stock Incentive Plan (as amended and restated effective February 18, 2015) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 20, 2015, previously filed with the Commission and incorporated herein by reference); Forms of Restricted Stock Agreement, as used for directors, executive officers and other key employees/consultants (included as Exhibits 99.1, 99.2 and 99.3, respectively, to the Company’s current report on Form 8-K filed on January 14, 2005, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement, as used for executive officers (included as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2007, previously filed with the Commission and incorporated herein by reference); and Form of Performance Share Agreement (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 20, 2016, previously filed with the Commission and incorporated herein by reference).*

10.4	—

Interface, Inc. Executive Bonus Plan, as amended October 28, 2015 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on October 28, 2015, previously filed with the Commission and incorporated herein by reference).*

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

Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix, Jay D. Gould, John R. Wells, Patrick C. Lynch, and Raymond S. Willoch) (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

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

21	—	Subsidiaries of the Company.
23	—	Consent of BDO USA, LLP.
24	—	Power of Attorney (see signature page of this Report).
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016.
32.1	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

32.2	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

The audits referred to in our report, dated March 2, 2016, relating to the consolidated financial statements of Interface, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, also included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Atlanta, Georgia

March 2, 2016

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
January 3, 2016	$5,896	$212	$0	$1,629	$4,479
December 28, 2014	7,646	(730)	0	1,020	5,896
December 29, 2013	8,818	253	0	1,425	7,646

______________

(A) Includes changes in foreign currency exchange rates.

(B) Write off of bad debt, and recovering of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS(B)	COLUMN D DEDUCTIONS (DESCRIBE) (C)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year Ended:
January 3, 2016	$7,179	$(481)	$0	$6,594	$104
December 28, 2014	519	9,315	2,717	5,372	7,179
December 29, 2013	4,350	0	0	3,831	519

______________

(A) Includes changes in foreign currency exchange rates.

(B) Reduction of asset carrying value.

(C) Cash payments.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty and Sales Allowances Reserves :
Year ended:
January 3, 2016	$3,954	$2,584	$0	$1,779	$4,759
December 28, 2014	4,935	457	0	1,438	3,954
December 29, 2013	4,331	1,806	0	1,202	4,935

______________

(A) Includes changes in foreign currency exchange rates.

(B) Represents credits and costs applied against reserve and adjustments to reflect actual exposure.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Inventory Reserves :
Year ended:
January 3, 2016	$14,784	$3,758	$0	$3,075	$15,467
December 28, 2014	13,416	4,819	0	3,451	14,784
December 29, 2013	12,946	3,445	0	2,975	13,416

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

Date: March 2, 2016		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
Daniel T. Hendrix
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

Signature	Capacity	Date

/s/ DANIEL T. HENDRIX	Chairman of the Board, Chief Executive Officer and Director	March 2, 2016
Daniel T. Hendrix	(Principal Executive Officer)

/s/ PATRICK C. LYNCH	Senior Vice President and Chief Financial Officer	March 2, 2016
Patrick C. Lynch	(Principal Financial and Accounting Officer)

/s/ JOHN P. BURKE	Director	March 2, 2016
John P. Burke

/s/ EDWARD C. CALLAWAY	Director	March 2, 2016
Edward C. Callaway

/s/ ANDREW B. COGAN	Director	March 2, 2016
Andrew B. Cogan

/s/ CARL I. GABLE	Director	March 2, 2016
Carl I. Gable

/s/ CHRISTOPHER G. KENNEDY	Director	March 2, 2016
Christopher G. Kennedy

/s/ K. DAVID KOHLER	Director	March 2, 2016
K. David Kohler

/s/ JAMES B. MILLER, JR.	Director	March 2, 2016
James B. Miller, Jr.

/s/ SHERYL D. PALMER	Director	March 2, 2016
Sheryl D. Palmer

/s/ HAROLD M. PAISNER	Director	March 2, 2016
Harold M. Paisner

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016.
32.1

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

32.2

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document