Form 10-Q
period 2016-04-03
INTERFACE INC
filed 2016-05-12
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 3, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Shares outstanding of each of the registrant's classes of common stock at May 5, 2016:

Class	Number of Shares
Common Stock, $.10 par value per share	65,472,473

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	APRIL 3, 2016	JANUARY 3, 2016
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$83,212	$75,696
Accounts Receivable, net	118,698	130,322
Inventories	173,601	161,174
Prepaid Expenses and Other Current Assets	22,461	22,490
Deferred Income Taxes	8,627	8,726
TOTAL CURRENT ASSETS	406,599	398,408

PROPERTY AND EQUIPMENT, less accumulated depreciation	212,893	211,489
DEFERRED TAX ASSET	16,906	20,110
GOODWILL	65,971	63,890
OTHER ASSETS	64,103	62,652
TOTAL ASSETS	$766,472	$756,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$45,839	$52,834
Current Portion of Long-Term Debt	12,500	11,250
Accrued Expenses	70,837	88,933
TOTAL CURRENT LIABILITIES	129,176	153,017

LONG-TERM DEBT	220,112	202,281
DEFERRED INCOME TAXES	10,060	10,505
OTHER	47,775	48,380
TOTAL LIABILITIES	407,123	414,183

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,546	6,570
Additional Paid-In Capital	367,726	370,327
Retained Earnings	109,891	100,270
Accumulated Other Comprehensive Income (Loss) – Foreign Currency Translation Adjustment	(82,132)	(91,511)
Accumulated Other Comprehensive Income (Loss) – Pension Liability	(42,682)	(43,290)
TOTAL SHAREHOLDERS’ EQUITY	359,349	342,366
	$766,472	$756,549

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED

	APRIL 3, 2016	APRIL 5, 2015

NET SALES	$222,554	$236,904
Cost of Sales	135,922	151,472

GROSS PROFIT ON SALES	86,632	85,432
Selling, General and Administrative Expenses	65,605	64,032
OPERATING INCOME	21,027	21,400

Interest Expense	1,519	1,888
Other Expense	449	1,272

INCOME BEFORE INCOME TAX EXPENSE	19,059	18,240
Income Tax Expense	6,165	5,918

Net Income	$12,894	$12,322

Earnings Per Share – Basic	$0.20	$0.19

Earnings Per Share – Diluted	$0.20	$0.19

Common Shares Outstanding – Basic	65,685	66,420
Common Shares Outstanding – Diluted	65,723	66,471

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED

	APRIL 3, 2016	APRIL 5, 2015

Net Income	$12,894	$12,322
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	9,379	(25,299)
Other Comprehensive Income, Pension Liability Adjustment	608	3,202
Comprehensive Income (Loss)	$22,881	$(9,775)

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 3, 2016	APRIL 5, 2015
OPERATING ACTIVITIES:
Net income	$12,894	$12,322
Adjustments to reconcile income to cash provided by (used in) operating activities:
Depreciation and amortization	7,517	7,789
Stock compensation amortization expense	1,258	4,472
Deferred income taxes and other	1,946	4,399
Working capital changes:
Accounts receivable	13,242	29,901
Inventories	(9,387)	(22,391)
Prepaid expenses and current assets	(63)	(5,029)
Accounts payable and accrued expenses	(31,703)	(9,374)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,296)	22,089

INVESTING ACTIVITIES:
Capital expenditures	(4,461)	(4,574)
Other	(270)	38

CASH USED IN INVESTING ACTIVITIES	(4,731)	(4,536)

FINANCING ACTIVITIES:
Repayments of long-term debt	0	(3,000)
Borrowing of long-term debt	17,667	0
Proceeds from issuance of common stock	0	157
Dividends paid	(3,273)	(2,656)
Repurchase of common stock	(75)	(4,857)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	14,319	(10,356)

Net cash provided by operating, investing and financing activities	5,292	7,197
Effect of exchange rate changes on cash	2,224	(3,091)

CASH AND CASH EQUIVALENTS:
Net change during the period	7,516	4,106
Balance at beginning of period	75,696	54,896

Balance at end of period	$83,212	$59,002

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended January 3, 2016, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 3, 2016 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The first quarter of 2016 was comprised of 13 weeks, while the first quarter of 2015 was comprised of 14 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	April 3, 2016	January 3, 2016
	(In thousands)
Finished Goods	$113,897	$101,697
Work in Process	9,454	9,865
Raw Materials	50,250	49,612
	$173,601	$161,174

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

The Company includes all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations when the inclusion of these shares would be dilutive. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock. As a result, the Company includes all outstanding restricted stock awards in the calculation of basic and diluted EPS when the Company is in an income position. Awards of performance shares are not included in basic or diluted EPS until the underlying performance condition has been satisfied. Distributed earnings include common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed. The following tables show distributed and undistributed earnings:

	Three Months Ended
	April 3, 2016	April 5, 2015
Earnings Per Share:

Basic Earnings Per Share:
Distributed Earnings	$0.05	$0.04
Undistributed Earnings	0.15	0.15
Total	$0.20	$0.19

Diluted Earnings Per Share:
Distributed Earnings	$0.05	$0.04
Undistributed Earnings	0.15	0.15
Total	$0.20	$0.19

Basic earnings per share	$0.20	$0.19
Diluted earnings per share	$0.20	$0.19

The following table presents net income that was attributable to participating securities.

	Three Months Ended
	April 3, 2016	April 5, 2015
	(In millions)
Net Income	$0.1	$0.3

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	April 3, 2016	April 5, 2015
	(In thousands)
Weighted Average Shares Outstanding	65,107	64,930
Participating Securities	578	1,490
Shares for Basic Earnings Per Share	65,685	66,420
Dilutive Effect of Stock Options	38	51
Shares for Diluted Earnings Per Share	65,723	66,471

For the three months ended April 3, 2016 and April 5, 2015, there were no stock options or participating securities excluded from the computation of diluted EPS.

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

As of April 3, 2016, the Company had outstanding $195.0 million of term loan borrowing and $37.6 million of revolving loan borrowings outstanding under the Facility, and had $3.1 million in letters of credit outstanding under the Facility. As of April 3, 2016, the weighted average interest rate on borrowings outstanding under the Facility was 2.3%.

Beginning in the fourth quarter of 2015, the Company became required to make quarterly amortization payments of the term loan borrowing. The amortization payments are due on the last day of the calendar quarter. The payment amount for each of the first three quarters of 2016 is $2.5 million per quarter. The quarterly amortization payment amount increases to $3.75 million on December 31, 2016.

The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $14.8 million of other lines of credit available at interest rates ranging from 3% to 6%. As of April 3, 2016, there were no borrowings outstanding under these lines of credit.

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

All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first quarter of 2015 or 2016.

As of April 3, 2016, there were 87,500 stock options outstanding and exercisable, at an average exercise price of $8.75 per share. There were no stock options granted in 2016 or 2015. There were no exercises or forfeitures of stock options in the first quarter of 2016. The aggregate intrinsic value of the outstanding and exercisable stock options was $0.8 million as of April 3, 2016.

Restricted Stock Awards

During the three months ended April 3, 2016 and April 5, 2015, the Company granted restricted stock awards for 242,000 and 579,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a two to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $1.0 million and $4.5 million for the three months ended April 3, 2016 and April 5, 2015, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of April 3, 2016, as well as activity during the three months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2016	1,470,000	$17.92
Granted	242,000	17.16
Vested	974,000	18.53
Forfeited or canceled	160,000	16.71
Outstanding at April 3, 2016	578,000	$16.91

As of April 3, 2016, the unrecognized total compensation cost related to unvested restricted stock was $7.0 million. That cost is expected to be recognized by the end of 2019.

Performance Share Awards

In 2016, the Company issued awards of performance shares to certain employees. These awards will vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company's election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the performance shares outstanding as of April 3, 2016, as well as the activity during the three months then ended:

Shares
Outstanding at January 3, 2016	0
Granted	418,200
Exercised	0
Forfeited or canceled	0
Outstanding at April 3, 2016	418,200

The weighted average grant date fair value of the performance shares awarded in the first quarter of 2016 was $17.44 per share. Compensation expense related to the performance shares for the three months ended April 3, 2016 was $0.3 million. Unrecognized compensation expense related to these performance shares was approximately $6.6 million as of April 3, 2016.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended April 3, 2016 and April 5, 2015, respectively:

	Three Months Ended
Defined Benefit Retirement Plan (Europe)	April 3, 2016	April 5, 2015
	(In thousands)
Service cost	$258	$269
Interest cost	1,720	2,093
Expected return on assets	(1,997)	(2,247)
Amortization of prior service costs	27	8
Recognized net actuarial (gains)/losses	184	239
Net periodic benefit cost	$192	$362

	Three Months Ended
Salary Continuation Plan (SCP)	April 3, 2016	April 5, 2015
	(In thousands)
Service cost	$111	$148
Interest cost	317	278
Amortization of prior service cost	0	0
Amortization of (gain)/loss	202	131
Net periodic benefit cost	$630	$557

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA-PACIFIC	TOTAL
	(in thousands)
Three Months Ended April 3, 2016:

Net Sales	$130,417	$57,958	$34,179	$222,554
Depreciation and amortization	3,657	1,274	2,216	7,147
Total assets	221,071	251,630	190,499	663,200

Three Months Ended April 5, 2015:

Net Sales	$139,347	$64,507	$33,050	$236,904
Depreciation and amortization	3,941	1,205	2,365	7,511

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
DEPRECIATION AND AMORTIZATION	April 3, 2016	April 5, 2015
	(In thousands)
Total segment depreciation and amortization	$7,147	$7,511
Corporate depreciation and amortization	370	278

Reported depreciation and amortization	$7,517	$7,789

ASSETS	April 3, 2016
(In thousands)
Total segment assets	$663,200
Corporate assets and eliminations	103,272

Reported total assets	$766,472

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $1.1 million and $1.6 million for the three month periods ended April 3, 2016 and April 5, 2015, respectively. Income tax payments amounted to $4.8 million and $1.7 million for the three month periods ended April 3, 2016 and April 5, 2015, respectively.

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

In January 2015, the FASB issued an accounting standard which eliminates the concept of extraordinary items from generally accepted accounting principles. The standard does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The standard is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The adoption of this standard did not have any impact on our financial condition or results of operations.

In February 2015, the FASB issued an accounting standard which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The new accounting standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The adoption of this standard did not have any impact on our financial condition or results of operations.

In April 2015, the FASB issued an accounting standard to simplify the presentation of debt issuance costs. This accounting standard requires debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. In August 2015, the FASB issued an accounting standard update that allows the presentation of debt issuance costs related to line-of-credit arrangements as an asset on the balance sheet under the simplified guidance, regardless of whether there are any outstanding borrowings on the related arrangements. The guidance in these accounting standards is to be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2015. The Company’s debt issuance costs relate to its Syndicated Credit Facility and, as a result, these costs have been, and will continue to be, included as an asset on the balance sheet. Thus, the adoption of this standard did not have any impact on our financial statements.

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

In November 2015, the FASB issued an accounting standard which requires deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This standard does not change the existing requirement that only permits offsetting within a jurisdiction. The amendments in the standard may be applied either prospectively or retrospectively to all prior periods presented. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. As this standard impacts only presentation, the Company does not expect it to have any significant effect on its ongoing financial reporting.

In February 2016, the FASB issued a new accounting standard regarding leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of adoption of the new standard on our consolidated financial statements.

NOTE 10 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first three months of 2016, the Company increased its liability for unrecognized tax benefits by $0.3 million. As of April 3, 2016, the Company had accrued approximately $28.6 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of April 3, 2016 reflects a reduction for $14.2 million of these unrecognized tax benefits.

NOTE 11 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first quarter of 2016, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.4 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

NOTE 12 – REPURCHASE OF COMMON STOCK

In 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. During the first quarter of 2016, the Company repurchased 4,300 shares of its common stock at a weighted average price of $17.31 per share. On April 27, 2016, subsequent to the end of the first quarter, the Company announced that it amended the share repurchase program to authorize the repurchase of up to $50 million of common stock. The amended program has no specific expiration date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, April 3, 2016, and the comparable period of 2015 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

During the quarter ended April 3, 2016, we had net sales of $222.6 million, compared with net sales of $236.9 million in the first quarter last year. Fluctuations in currency exchange rates had a negative impact of approximately $3.7 million on sales for the 2016 first quarter compared with the prior year period. The first quarter of 2015 was comprised of 14 weeks, while the first quarter of 2016 was comprised of 13 weeks. This is a factor in certain of the comparisons discussed in this Item 2.

During the first quarter of 2016, we had net income of $12.9 million, or $0.20 per diluted share, compared with net income of $12.3 million, or $0.19 per diluted share, in the first quarter last year.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended April 3, 2016 and April 5, 2015, respectively:

	Three Months Ended
	April 3, 2016	April 5, 2015

Net sales	100.0%	100.0%
Cost of sales	61.1	63.9
Gross profit on sales	38.9	36.1
Selling, general and administrative expenses	29.5	27.0
Operating income	9.4	9.0
Interest/Other expense	0.9	1.3
Income before tax expense	8.6	7.7
Income tax expense	2.8	2.5
Net income	5.8	5.2

Net Sales

Below we provide information regarding net sales, and analyze those results, for the three-month periods ended April 3, 2016, and April 5, 2015, respectively.

	Three Months Ended		Percentage
	April 3, 2016	April 5, 2015	Change
	(In thousands)
Net Sales	$222,554	$236,904	(6.1%	)

For the quarter ended April 3, 2016, net sales declined $14.4 million (6.1%) versus the comparable period in 2015. Currency fluctuations had an approximately $3.7 million (1.5%) negative impact on first quarter 2016 sales compared to the first quarter of 2015. On a geographic basis, we experienced sales declines in the Americas (down 6%) and Europe (down 10% in U.S. dollars and 9% in local currency) but an increase of 3% in Asia-Pacific. In the Americas, the sales decline occurred largely in the corporate office market (down 5%), as many large customers, particularly in the energy sector, deferred purchases in light of current market conditions. Also impacting this decline was a deferral of retail projects for one of our largest customers in the sector to the second half of the year. Our residential FLOR business experienced a decline of 17%, as the Spring promotion was not as robust in the first quarter of 2016 as compared to 2015. The government market segment was down 31% due to a significant order in the first quarter of 2015 that was not expected to recur in 2016, as well as delays in government spending surrounding the 2016 election cycle. These decreases were offset slightly by essentially flat sales in our other market segments. In Europe, the decline was primarily as a result of the significant uncertainty in the region with several geopolitical and economic disruptions underway, including the pending vote on the exit of the United Kingdom from the European Union, the terror attacks in the region, the refugee crisis and slowdowns in the financial services and energy sectors. All of these factors led to significant uncertainty in Europe and impacted buying decisions across all market segments, with the corporate office market (down 10%) taking the brunt of the negative impact. Our non-corporate office market segments in the region were down approximately 5% for the quarter as compared to last year, with increases in retail (up 32%) and hospitality (up 22%) market segments offset by declines in government (down 19%) and education (down 23%) market segments. In Asia-Pacific, the increase was primarily attributable to sales improvement in Asia, specifically Southeast Asia (up 9%) and India (up over 50%). The increase in the region was primarily in the corporate office segment (up 11%), as non-office segments were down 12% in the aggregate with retail (down 46%) and hospitality (down 37%) having the most significant declines. In Australia, we saw an increase of 5% in local currency, as the favorable economic trends continue in that region, but this was effectively nullified by currency translation impacts. Sales in China were down approximately 7% for the first three months of 2016 as compared to the corresponding period of 2015.

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses for the three-month periods ended April 3, 2016, and April 5, 2015, respectively:

	Three Months Ended		Percentage
Cost and Expenses	April 3, 2016	April 5, 2015	Change
	(In thousands)
Cost of sales	$135,922	$151,472	(10.3%	)
Selling, general and administrative expenses	65,605	64,032	2.4%
Total	$201,527	$215,504	(6.5%	)

For the quarter ended April 3, 2016, our cost of sales decreased $15.6 million (10.3%) as compared to the first quarter of 2015. Fluctuations in currency exchange rates did not have a significant impact (approximately 1%) on the decline. Sales were down 6.1% for the quarter, which explains the majority of the decline in cost of sales. The remainder of the decrease was due to the following factors: (1) lower raw materials costs for the first three months of 2016 as compared to the corresponding period of 2015, as our per-unit input costs were down 6-8% during the quarter, primarily as a result of lower petroleum and related feedstock costs; (2) better material usage and production efficiencies as we continue to implement lean manufacturing practices; (3) higher average selling prices, particularly in the Americas and Asia; and (4) introduction of margin accretive products such as additional skinny plank designs. These initiatives led to significant production efficiencies and gross margin improvements, as despite a 12% decline in units produced our cost of sales declined to 61.1% of sales for the three months ended April 3, 2016, as compared to 63.9% for the corresponding period in 2015.

For the quarter ended April 3, 2016, our selling, general and administrative (“SG&A”) expenses increased $1.6 million (2.4%) versus the comparable period in 2015. Fluctuations in currency exchange rates had a slight (approximately 1%) negative impact on our SG&A expenses for the first quarter of 2016. The change in these expenses was due to (1) higher marketing expense of approximately $2.8 million for budgeted strategic branding and market development campaigns across the global organization in order to continue to penetrate additional markets, particularly in Europe, (2) higher administrative costs of approximately $1.3 million, primarily at the corporate level for additional senior level personnel as we transition to a more globally integrated structure focusing on functional area alignment, and (3) higher selling costs of approximately $0.5 million associated with personnel additions in key markets and global selling initiatives. These increases were somewhat offset by $3.2 million less of performance-based share-based compensation amounts in the first quarter of 2016 versus 2015, as in the prior year period it was deemed probable that shares would vest based on 2015 performance. Due to these budgeted spending initiatives, combined with the decline in sales discussed above, as a percentage of sales SG&A expenses increased to 29.5% for the first quarter of 2016 as compared to 27.0% for the corresponding period of 2015.

Interest Expense

For the three-month period ended April 3, 2016, interest expense decreased by $0.4 million to $1.5 million, versus $1.9 million for three-month period ended April 5, 2015. The reason for the decrease was lower daily average outstanding borrowings under our Syndicated Credit Facility during the first quarter of 2016 as compared to the first quarter of 2015.

Liquidity and Capital Resources

General

At April 3, 2016, we had $83.2 million in cash. At that date, we had $195.0 million in term loan borrowings, $37.6 million of revolving loan borrowings and $3.1 million in letters of credit outstanding under our Syndicated Credit Facility. As of April 3, 2016, we could have incurred $209.3 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred an additional $14.8 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

Our primary sources of cash during the three months ended April 3, 2016 were (1) $17.7 million of revolving loan borrowings under our Syndicated Credit Facility, and (2) $13.2 million from a reduction in accounts receivable during the quarter. Most of the revolving loan borrowings were made by our Australian subsidiary in Australian dollars and then converted into U.S. dollars, to take advantage of a strong Australian dollar and lock in a favorable exchange rate into U.S. dollars, which are used by that business for certain raw material purchases. Our primary uses of cash during the period were (1) $31.7 million from a reduction of accruals and accounts payable outstanding at the end of 2015, particularly in the areas of employee payroll, incentives and related items, (2) $9.4 million for an increase in inventory, (3) $4.5 million for capital expenditures, and (4) $3.3 million for the payment of dividends on our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, under Item 7A of that Form 10-K. Our discussion here focuses on the quarter ended April 3, 2016, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At April 3, 2016, we recognized a $9.4 million increase in our foreign currency translation adjustment account compared to January 3, 2016, primarily because of the strengthening of the Euro and Australian dollar against the U.S. dollar.

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

Because the debt outstanding under our Syndicated Credit Facility has variable interest rates based on an underlying prime lending rate or LIBOR rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate or LIBOR rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Item 7A of our Annual Report on Form 10-K for the year ended January 3, 2016.

As of April 3, 2016, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10.2 million or an increase in the fair value of our financial instruments of $12.4 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), pursuant to Rule 13a-14(c) under the Act. Based on that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the first quarter of 2016. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended April 3, 2016:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

January 4-31, 2016(3)	3,671	$15.86	0	350,000
February 1-29, 2016(3)	319,679	$16.89	0	350,000
March 1-31, 2016	4,300	$17.31	4,300	345,700
April 1-3, 2016	0	N/A	0	345,700
Total	327,650	$16.88	4,300	345,700

(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2016, which commenced January 4, 2016 and ended April 3, 2016.

(2) In 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. In November 2015, the Board of Directors amended the program to provide that the 500,000 shares of common stock previously approved for repurchases for the 2016 fiscal year may be repurchased by the Company, in management’s discretion, during the period commencing November 19, 2015 and ending at the conclusion of fiscal year 2016. Following that amendment, 150,000 shares previously approved for repurchases for the 2016 fiscal year were repurchased in 2015.

(3) Comprised of shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous grants of restricted stock.

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

INTERFACE, INC.

Date: May 12, 2016	By:	/s/ Patrick C. Lynch
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