Form 10-Q
period 2016-07-03
INTERFACE INC
filed 2016-08-11
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 3, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at August 4, 2016:

Class	Number of Shares
Common Stock, $.10 par value per share	64,807,371

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JULY 3, 2016	JANUARY 3, 2016
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$88,364	$75,696
Accounts Receivable, net	128,479	130,322
Inventories	168,738	161,174
Prepaid Expenses and Other Current Assets	22,402	22,490
Deferred Income Taxes	8,509	8,726
TOTAL CURRENT ASSETS	416,492	398,408

PROPERTY AND EQUIPMENT, less accumulated depreciation	210,818	211,489
DEFERRED TAX ASSET	11,073	20,110
GOODWILL	64,872	63,890
OTHER ASSETS	61,864	62,652
TOTAL ASSETS	$765,119	$756,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$45,174	$52,834
Current Portion of Long-Term Debt	13,750	11,250
Accrued Expenses	79,501	88,933
TOTAL CURRENT LIABILITIES	138,425	153,017

LONG-TERM DEBT	210,577	202,281
DEFERRED INCOME TAXES	9,030	10,505
OTHER	45,947	48,380
TOTAL LIABILITIES	403,979	414,183

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,481	6,570
Additional Paid-In Capital	358,320	370,327
Retained Earnings	127,274	100,270
Accumulated Other Comprehensive Loss – Foreign Currency Translation Adjustment	(90,443)	(91,511)
Accumulated Other Comprehensive Loss – Pension Liability	(40,492)	(43,290)
TOTAL SHAREHOLDERS’ EQUITY	361,140	342,366
	$765,119	$756,549

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 3, 2016	JULY 5, 2015	JULY 3, 2016	JULY 5, 2015

NET SALES	$248,207	$263,637	$470,761	$500,541
Cost of Sales	149,081	162,385	285,003	313,857

GROSS PROFIT ON SALES	99,126	101,252	185,758	186,684
Selling, General and Administrative Expenses	67,328	68,033	132,933	132,065
OPERATING INCOME	31,798	33,219	52,825	54,619

Interest Expense	1,590	1,790	3,109	3,678
Other Expense (Income)	(116)	(446)	333	826

INCOME BEFORE INCOME TAX EXPENSE	30,324	31,875	49,383	50,115
Income Tax Expense	9,667	10,153	15,832	16,071

NET INCOME	$20,657	$21,722	$33,551	$34,044

Earnings Per Share – Basic	$0.32	$0.33	$0.51	$0.51

Earnings Per Share – Diluted	$0.32	$0.33	$0.51	$0.51

Common Shares Outstanding – Basic	65,367	65,995	65,526	66,208
Common Shares Outstanding – Diluted	65,405	66,044	65,564	66,253

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 3, 2016	JULY 5, 2015	JULY 3, 2016	JULY 5, 2015

Net Income	$20,657	$21,722	$33,551	$34,044
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	(8,311)	5,060	1,068	(20,239)
Other Comprehensive Income (Loss), Pension Liability Adjustment	2,190	(2,557)	2,798	645
Comprehensive Income	$14,536	$24,225	$37,417	$14,450

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED

	JULY 3, 2016	JULY 5, 2015
OPERATING ACTIVITIES:
Net Income	$33,551	$34,044
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	14,960	15,539
Stock Compensation Amortization Expense	2,349	9,100
Deferred Income Taxes and Other	4,490	9,287
Working Capital Changes:
Accounts Receivable	1,668	15,209
Inventories	(6,169)	(27,150)
Prepaid Expenses and Other Current Assets	(574)	(2,328)
Accounts Payable and Accrued Expenses	(20,360)	(2,841)

CASH PROVIDED BY OPERATING ACTIVITIES:	29,915	50,860

INVESTING ACTIVITIES:
Capital Expenditures	(12,752)	(12,126)
Other	1,585	(462)

CASH USED IN INVESTING ACTIVITIES:	(11,167)	(12,588)

FINANCING ACTIVITIES:
Repayments of Long-Term Debt	(10,000)	(3,000)
Borrowing of Long-Term Debt	20,167	0
Proceeds from Issuance of Common Stock	0	359
Repurchase of Common Stock	(10,443)	(10,469)
Dividends Paid	(6,547)	(5,300)

CASH USED IN FINANCING ACTIVITIES:	(6,823)	(18,410)

Net Cash Provided by (Used in) Operating, Investing and
Financing Activities	11,925	19,862
Effect of Exchange Rate Changes on Cash	743	(2,937)

CASH AND CASH EQUIVALENTS:
Net Change During the Period	12,668	16,925
Balance at Beginning of Period	75,696	54,896

Balance at End of Period	$88,364	$71,821

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

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 3, 2016, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The first quarter of 2016 was comprised of 13 weeks, while the first quarter of 2015 was comprised of 14 weeks. Each of the second quarters of 2016 and 2015 was comprised of 13 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	July 3, 2016	January 3, 2016
	(In thousands)
Finished Goods	$112,304	$101,697
Work in Process	9,710	9,865
Raw Materials	46,724	49,612
	$168,738	$161,174

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

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Earnings Per Share:

Basic Earnings Per Share:
Distributed Earnings	$0.05	$0.04	$0.10	$0.08
Undistributed Earnings	0.27	0.29	0.41	0.43
Total	$0.32	$0.33	$0.51	$0.51

Diluted Earnings Per Share:
Distributed Earnings	$0.05	$0.04	$0.10	$0.08
Undistributed Earnings	0.27	0.29	0.41	0.43
Total	$0.32	$0.33	$0.51	$0.51

Basic earnings per share	$0.32	$0.33	$0.51	$0.51
Diluted earnings per share	$0.32	$0.33	$0.51	$0.51

The following tables present net income that was attributable to participating securities:

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
		(In millions)
Net Income	$0.2	$0.5	$0.3	$0.8

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
		(In thousands)
Weighted Average Shares Outstanding	64,779	64,497	64,938	64,710
Participating Securities	588	1,498	588	1,498
Shares for Basic Earnings Per Share	65,367	65,995	65,526	66,208
Dilutive Effect of Stock Options	38	49	38	45
Shares for Diluted Earnings Per Share	65,405	66,044	65,564	66,253

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

As of July 3, 2016, the Company had outstanding $192.5 million of term loan borrowing and $31.8 million of revolving loan borrowings outstanding under the Facility, and had $4.0 million in letters of credit outstanding under the Facility. As of July 3, 2016, the weighted average interest rate on borrowings outstanding under the Facility was 2.4%.

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

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $14.7 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of July 3, 2016, there were no borrowings outstanding under these lines of credit.

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

All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first six months of 2015 or 2016.

As of July 3, 2016, there were 87,500 stock options outstanding and exercisable, at an average exercise price of $8.75 per share. There were no stock options granted in 2016 or 2015. There were no exercises or forfeitures of stock options in the first six months of 2016. The aggregate intrinsic value of the outstanding and exercisable stock options was $0.6 million as of July 3, 2016.

Restricted Stock Awards

During the six months ended July 3, 2016 and July 5, 2015, the Company granted restricted stock awards for 266,500 and 597,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a two to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $1.7 million and $9.1 million for the six months ended July 3, 2016 and July 5, 2015, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of July 3, 2016, as well as activity during the six months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2016	1,470,000	$17.92
Granted	266,500	17.21
Vested	975,000	18.53
Forfeited or canceled	174,000	16.71
Outstanding at July 3, 2016	587,500	$16.95

As of July 3, 2016, the unrecognized total compensation cost related to unvested restricted stock was $6.4 million. That cost is expected to be recognized by the end of 2019.

Performance Share Awards

In 2016, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the performance shares outstanding as of July 3, 2016, as well as the activity during the six months then ended:

Performance Shares
Outstanding at January 3, 2016	0
Granted	435,500
Vested	0
Forfeited or canceled	0
Outstanding at July 3, 2016	435,500

The weighted average grant date fair value of the performance shares awarded in the first six month of 2016 was $17.23 per share. Compensation expense related to the performance shares for the six months ended July 3, 2016 was $0.6 million. Unrecognized compensation expense related to these performance shares was approximately $6.9 million as of July 3, 2016. No performance shares were granted or outstanding during 2015.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended July 3, 2016 and July 5, 2015, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(In thousands)		(In thousands)
Service cost	$263	$265	$521	$534
Interest cost	1,728	2,111	3,448	4,204
Expected return on assets	(2,007)	(2,265)	(4,004)	(4,512)
Amortization of prior service costs	(9)	9	18	17
Recognized net actuarial losses	184	242	368	481
Net periodic benefit cost	$159	$362	$351	$724

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(In thousands)		(In thousands)
Service cost	$110	$148	$220	$297
Interest cost	317	278	634	556
Amortization of loss	203	131	405	261
Net periodic benefit cost	$630	$557	$1,259	$1,114

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(in thousands)
Three Months Ended July 3, 2016:

Net Sales	$148,761	$61,264	$38,182	$248,207
Depreciation and amortization	3,611	1,297	2,169	7,077
Total assets	244,313	256,381	187,705	688,399

Three Months Ended July 5, 2015:

Net Sales	$158,243	$66,273	$39,121	$263,637
Depreciation and amortization	3,879	1,231	2,297	7,407

Six Months Ended July 3, 2016:

Net Sales	$279,177	$119,222	$72,362	$470,761
Depreciation and amortization	7,268	2,571	4,385	14,224

Six Months Ended July 5, 2015:

Net Sales	$297,590	$130,780	$72,171	$500,541
Depreciation and amortization	7,820	2,436	4,662	14,918

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
DEPRECIATION AND AMORTIZATION	July 3, 2016	July 5, 2015
	(In thousands)
Total segment depreciation and amortization	$7,077	$7,407
Corporate depreciation and amortization	366	343

Reported depreciation and amortization	$7,443	$7,750

	Six Months Ended
DEPRECIATION AND AMORTIZATION	July 3, 2016	July 5, 2015
	(In thousands)

Total segment depreciation and amortization	$14,224	$14,918
Corporate depreciation and amortization	736	621

Reported depreciation and amortization	$14,960	$15,539

ASSETS	July 3, 2016
(In thousands)
Total segment assets	$688,399
Corporate assets and eliminations	76,720

Reported total assets	$765,119

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $2.5 million and $3.3 million for the six months ended July 3, 2016 and July 5, 2015, respectively. Income tax payments amounted to $7.3 million and $3.5 million for the six months ended July 3, 2016 and July 5, 2015, respectively.

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

In February 2016, the FASB issued a new accounting standard regarding leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of adoption of the new standard on our consolidated financial statements

NOTE 10 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first six months of 2016, the Company decreased its liability for unrecognized tax benefits by $0.2 million. As of July 3, 2016, the Company had accrued approximately $28.1 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of July 3, 2016 reflects a reduction for $14.2 million of these unrecognized tax benefits.

NOTE 11 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first six months of 2016, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.8 million related to the Company’s defined retirement benefit plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

NOTE 12 – REPURCHASE OF COMMON STOCK

In the fourth quarter of 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. In the second quarter of 2016, the Company amended the share purchase program to authorize the repurchase of up to $50 million of common stock. This amended program has no specific expiration date. During the first six months of 2016, the Company repurchased and retired 662,500 shares of common stock at a weighted average purchase price of $15.73 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended, or as of, July 3, 2016, and the comparable periods of 2015 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

General

During the quarter ended July 3, 2016, we had net sales of $248.2 million, compared with net sales of $263.6 million in the second quarter last year. During the first six months of fiscal year 2016, we had net sales of $470.8 million, compared with net sales of $500.5 million in the first six months of last year. Fluctuations in currency exchange rates had small negative impacts on our sales and operating income in the 2016 reported periods, compared with the prior year periods. The following table presents the amounts (in U.S. dollars) by which the exchange rates for converting foreign currencies into U.S. dollars have negatively affected our net sales and operating income for the three months and six months ended July 3, 2016.

Impact of Changes in Foreign Currency on:	Three Months Ended July 3, 2016	Six Months Ended July 3, 2016
	(In millions)
Net sales	$(0.5)	$(4.3)
Operating income	0.0	(0.3)

During the second quarter of 2016, we had net income of $20.7 million, or $0.32 per diluted share, compared with net income of $21.7 million, or $0.33 per diluted share, in the second quarter of 2015. During the six months ended July 3, 2016, we had net income of $33.6 million, or $0.51 per diluted share, compared with net income of $34.0 million, or $0.51 per diluted share, in the first six months of 2015.

The first six months of 2016 were comprised of 26 weeks, while the first six months of 2015 were comprised of 27 weeks. (The additional week was in the first quarter of 2015.) This is a factor in certain of the comparisons discussed in this Item 2.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and six-month periods ended July 3, 2016, and July 5, 2015, respectively:

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.1	61.6	60.5	62.7
Gross profit on sales	39.9	38.4	39.5	37.3
Selling, general and administrative expenses	27.1	25.8	28.2	26.4
Operating income	12.8	12.6	11.2	10.9
Interest/Other expenses	0.6	0.5	0.8	0.9
Income before tax expense	12.2	12.1	10.5	10.0
Income tax expense	3.9	3.9	3.4	3.2
Net income	8.3	8.2	7.1	6.8

Net Sales

Below we provide information regarding net sales and analyze those results for the three-month and six-month periods ended July 3, 2016, and July 5, 2015, respectively.

	Three Months Ended		Percentage
	July 3, 2016	July 5, 2015	Change
	(In thousands)
Net Sales	$248,207	$263,637	(5.9%)

	Six Months Ended		Percentage
	July 3, 2016	July 5, 2015	Change
	(In thousands)
Net Sales	$470,761	$500,541	(5.9%)

For the quarter ended July 3, 2016, net sales decreased $15.4 million (5.9%) versus the comparable period in 2015. Currency fluctuations did not have a significant impact on the comparison, as a strengthening of the Euro versus the U.S. dollar was offset by the weakening of the Australian dollar versus the U.S. dollar. On a geographic basis, we experienced sales declines in the Americas (down 6%), Europe (down 8% as reported in U.S. dollars and 9% in local currency) and Asia-Pacific (down 2%). In the Americas, the decline was largely attributable to our InterfaceServices business, where its largest retail customer delayed many projects until the second half of 2016, alongside deferred purchases by customers in the weakened oil and gas sector. With the exception of the hospitality (up 27%) and healthcare (up 15%) segments, all other market segments in the Americas region experienced declining sales in the second quarter of 2016 compared with the prior year period. In Europe, the decline was largely due to customer uncertainty and hesitation leading up to the June 23, 2016 Brexit referendum vote. The decline in Europe occurred in the corporate office (down 9%) and education (down 46%) market segments, partially offset by increases in all other market segments with the retail segment (up 34%) being the most significant. In Asia-Pacific, the decline was largely a function of softer sales performance in Australia (down 9% as reported in U.S. dollars and 5% in local currency) due primarily to large project shipments in June 2015 that did not reoccur this year. The remainder of the Asia-Pacific region experienced an increase of 5%, with India and China having the most significant growth. Within the Asia-Pacific division, sales in the corporate office market segment were up 6%, but this was more than offset by a 25% decline in non-office segments, with education (down 39%) and hospitality (down 63%) representing the largest areas of decline.

For the six months ended July 3, 2016, net sales decreased $29.8 million (5.9%) versus the comparable period in 2015. Currency fluctuations had a negative impact on the comparison of approximately $4.3 million, or just under 1%. On a geographic basis, we experienced a decline of 6% in the Americas and 9% in Europe (in both U.S. dollars and local currency), while our sales in Asia-Pacific were up less than 1% in the first six months of 2016 compared with the same period last year. The decline in the Americas region was, again, largely a result of delayed projects at our InterfaceServices business until the second half of 2016, along with softer sales to oil and gas customers. With the exception of the hospitality (up 13%) and healthcare (up 7%) market segments, all other market segments in the Americas had lower sales compared with the first six months of 2015. In Europe, the uncertainty and hesitation surrounding the Brexit vote as well as other political and economic issues led to lower sales, particularly in the corporate office (down 10%) and education (down 38%) market segments. Small increases in the retail (up 32%) and hospitality (up 23%) market segments slightly mitigated the decline. In Asia-Pacific, an increase of 8% in Asia was nullified by a decline in Australia of 6% as reported in U.S. dollars. In local currency, however, sales in Australia were even in the first six months of 2016 compared with the same period in 2015. On a market segment basis within the Asia-Pacific region, an increase in the corporate office segment of 8% for the first six months of 2016 was offset almost entirely by declines in the retail (down 54%), education (down 27%) and hospitality (down 49%) segments.

Cost and Expenses

The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 3, 2016, and July 5, 2015, respectively:

	Three Months Ended		Percentage
Cost and Expenses	July 3, 2016	July 5, 2015	Change
	(In thousands)
Cost of sales	$149,081	$162,385	(8.2%	)
Selling, general and administrative expenses	67,328	68,033	(1.0%	)
Total	$216,409	$230,418	(6.1%	)

	Six Months Ended		Percentage
Cost and Expenses	July 3, 2016	July 5, 2015	Change
	(In thousands)
Cost of sales	$285,003	$313,857	(9.2%	)
Selling, general and administrative expenses	132,933	132,065	0.7%
Total	$417,936	$445,922	(6.3%	)

For the three months ended July 3, 2016, our cost of sales decreased $13.3 million (8.2%) versus the comparable period in 2015. As a percentage of sales, our costs of sales decreased to 60.1% for the second quarter of 2016 versus 61.6% for the second quarter of 2015. This improvement in gross profit margin occurred across all three of our geographic regions, with Asia-Pacific showing the largest percentage increase, followed by Europe and the Americas. The key factors in the gross margin improvement were (1) lower raw materials input costs (for the second quarter of 2016, our per-unit input costs are 3-5% lower on average than the comparable period in 2015 due to lower prices on petroleum-based raw materials), (2) a shift in product mix towards margin accretive products such as our skinny plank designs, and (3) better material usage and improved production efficiencies as we continue to implement and refine our lean manufacturing practices. These factors drove the decrease in cost of sales as percentage of sales, despite a 7% decline in production volume in the second quarter of 2016 compared with the second quarter last year.

For the six months ended July 3, 2016, our cost of sales decreased $28.9 million (9.2%) versus the comparable period in 2015. Currency fluctuations had a favorable impact of less than 1% on the comparison; if currency rates had remained the same year over year, our cost of sales would have been approximately $3.0 million higher versus the first six months of 2015. As a percentage of sales, our cost of sales declined to 60.5% for the first six months of 2016, versus 62.7% for the same period last year. The improvement as a percentage of sales took place across all of our geographic regions, with Asia-Pacific having the largest increase followed by Europe and the Americas. Our decrease in cost of sales in absolute dollars was due to the following factors: (1) lower raw materials costs, as our per-unit input costs were down 4-6% during the first six months of 2016 compared with the prior year period, primarily as a result of lower petroleum-based and related feedstock costs; (2) better material usage and improved production efficiencies as we continue to implement and refine lean manufacturing practices; (3) higher average selling prices in the Americas region; and (4) introduction of margin accretive products such as additional skinny plank designs. These factors led to decreased cost of sales as a percentage of sales, notwithstanding a 9% decline in production volume for the first six months of 2016 compared with the prior year period.

For the three months ended July 3, 2016, our selling, general and administrative (“SG&A”) expenses decreased $0.7 million (1.0%) versus the comparable period in 2015. The decline in SG&A expenses was primarily due to savings of approximately $3.0 million in administrative costs, primarily as a result of lower performance-based incentive compensation this year. This decrease was somewhat mitigated by (1) $0.9 million of higher selling expenses, primarily associated with new sales staff additions in the Americas division to continue targeting growth markets, and (2) $1.5 million of higher marketing expenses for planned initiatives to promote growth, including global branding, market development and new product introductions. The marketing expenses were higher globally, with the Americas region having the largest increase ($0.8 million) and Europe and Asia-Pacific each responsible for approximately $0.3 million of the increase. Despite the lower SG&A expenses in absolute dollars, the decline in net sales led to an increase in SG&A expenses as a percentage of sales to 27.1% for the three months ended July 3, 2016, compared with 25.8% in the comparable period of 2015. Our SG&A expenses as a percentage of sales are down sequentially, however, as compared to 29.5% in the first quarter of 2016.

For the six months ended July 3, 2016, our SG&A expenses increased $0.9 million (0.7%) versus the comparable period in 2015. Fluctuations in currency exchange rates had a slight (less than 1%) negative impact on the comparison. As noted above, our SG&A expenses during the second quarter of 2016 declined as compared to the second quarter of 2015, so the overall increase for the current year six-month period related entirely to the first quarter of 2016. The increase was due to $4.3 million of increased marketing expenses as we continue to roll out global marketing, branding and product introduction platforms. Marketing expenses were up across all regions, with the Americas (up $2.1 million) followed by Europe (up $1.2 million) and Asia-Pacific (up $1.0 million). We also had an increase of $1.4 million in selling expenses, almost entirely within the Americas region, for personnel additions in key markets. These increases were offset by lower administrative costs of $4.8 million, primarily as a result of lower performance-based incentive compensation this year. Due to the overall increase in SG&A expenses, as well as a decline in sales, our SG&A expenses as a percentage of sales increased to 28.2% for the six months ended July 3, 2016, as compared to 26.4% for the six months ended July 5, 2015.

Interest Expense

For the three month period ended July 3, 2016, our interest expense decreased $0.2 million to $1.6 million, from $1.8 million in the second quarter of 2015. For the six month period ended July 3, 2016, our interest expense decreased $0.6 million to $3.1 million, from $3.7 million in the comparable period last year. The decreases were due to lower daily average outstanding borrowings under our Syndicated Credit Facility during the second quarter and first six months of 2016 as compared to the corresponding periods of 2015.

Liquidity and Capital Resources

General

At July 3, 2016, we had $88.4 million in cash and cash equivalents. At that date, we had $192.5 million in term loan borrowings, $31.8 million of revolving loan borrowings and $4.0 million in letters of credit outstanding under the Syndicated Credit Facility. As of July 3, 2016, we could have incurred $214.2 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred an additional $14.7 million of borrowings under our other lines of credit in place at other non-U.S. subsidiaries.

It is also important for you to consider that borrowings under our Syndicated Credit Facility comprise essentially all of our indebtedness, and that these borrowings are based on variable interest rates (as described above) that expose the Company to the risk that short-term interest rates may increase. For information regarding the current variable interest rates of these borrowings and the potential impact on our interest expense from hypothetical increases in short term interest rates, please see Note 4 in Part I, Item 1 of this report and the discussion under the heading “Interest Rate Risk” in Item 7A of our Annual Report on Form 10-K for the year ended January 3, 2016.

Analysis of Cash Flows

Apart from cash provided by operating activities, our primary source of cash during the six months ended July 3, 2016 was $20.2 million of revolving loan borrowings under our Syndicated Credit Facility. Most of the revolving loan borrowings were made by our Australian subsidiary in Australian dollars and then converted into U.S. dollars, to take advantage of a strong Australian dollar and lock in a favorable exchange rate into U.S. dollars, which are used by that business for certain raw material purchases. Our primary uses of cash during the period were (1) $20.4 million for a reduction of accounts payable and accrued expenses, (2) $12.8 million for capital expenditures, (3) $10.4 million for stock repurchases, and (4) $10.0 million for repayments of borrowings under our Syndicated Credit Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 under Item 7A of that Form 10-K. Our discussion here focuses on the period ended July 3, 2016, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At July 3, 2016, we recognized a $1.1 million increase in our foreign currency translation adjustment account compared to January 3, 2016, primarily because of the weakening of the U.S. dollar against certain foreign currencies, particularly the Euro and Australian dollar.

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

As of July 3, 2016, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $11.7 million or an increase in the fair value of our financial instruments of $14.3 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the second quarter of 2016. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended July 3, 2016:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

April 4-30, 2016	0	N/A	0	$50,000,000
May 1-31, 2016(3)	329,110	$16.30	328,833	44,639,862
June 1-30, 2016	329,353	$15.15	329,353	39,651,157
July 1-3, 2016	0	N/A	0	39,651,157
Total	658,463	$15.72	658,186	$39,651,157

(1) The monthly periods identified above correspond to the Company’s fiscal second quarter of 2016, which commenced April 4, 2016 and ended July 3, 2016.

(2) In the fourth quarter of 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. In April 2016, the Company amended the share purchase program to authorize the repurchase of up to $50 million of common stock. This amended program has no specific expiration date.

(3) Includes 277 shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous grants of restricted stock.

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

INTERFACE, INC.

Date: August 11, 2016	By:	/s/ Patrick C. Lynch
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