Form 10-Q
period 2016-10-02
INTERFACE INC
filed 2016-11-10
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended October 2, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at November 4, 2016:

Class	Number of Shares
Common Stock, $.10 par value per share	64,790,912

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	Oct. 2, 2016	Jan. 3, 2016
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$113,729	$75,696
Accounts Receivable, net	128,740	130,322
Inventories	164,199	161,174
Prepaid Expenses and Other Current Assets	22,682	22,490
Deferred Income Taxes	8,935	8,726
TOTAL CURRENT ASSETS	438,285	398,408

PROPERTY AND EQUIPMENT, less accumulated depreciation	213,574	211,489
DEFERRED TAX ASSET	7,815	20,110
GOODWILL	65,356	63,890
OTHER ASSETS	62,510	62,652
TOTAL ASSETS	$787,540	$756,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$48,377	$52,834
Accrued Expenses	90,494	88,933
Current Portion of Long-Term Debt	15,000	11,250
TOTAL CURRENT LIABILITIES	153,871	153,017

LONG TERM DEBT	202,612	202,281
DEFERRED INCOME TAXES	8,504	10,505
OTHER	45,056	48,380
TOTAL LIABILITIES	410,043	414,183

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,479	6,570
Additional Paid-In Capital	359,063	370,327
Retained Earnings	139,297	100,270
Accumulated Other Comprehensive Loss – Foreign Currency Translation Adjustment	(87,684)	(91,511)
Accumulated Other Comprehensive Loss – Pension Liability	(39,658)	(43,290)
TOTAL SHAREHOLDERS’ EQUITY	377,497	342,366
	$787,540	$756,549

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	Oct. 2, 2016	Oct. 4, 2015	Oct. 2, 2016	Oct. 4, 2015

NET SALES	$248,349	$254,686	$719,110	$755,227
Cost of Sales	155,431	156,720	440,434	470,577

GROSS PROFIT ON SALES	92,918	97,966	278,676	284,650
Selling, General and Administrative Expenses	67,175	66,664	200,108	198,729
OPERATING INCOME	25,743	31,302	78,568	85,921

Interest Expense	1,654	1,348	4,763	5,026
Other Expense	739	657	1,072	1,483

INCOME BEFORE INCOME TAX EXPENSE	23,350	29,297	72,733	79,412
Income Tax Expense	7,446	9,170	23,278	25,241

NET INCOME	$15,904	$20,127	$49,455	$54,171

Earnings Per Share – Basic	$0.25	$0.31	$0.76	$0.82

Earnings Per Share – Diluted	$0.25	$0.31	$0.76	$0.82

Common Shares Outstanding – Basic	64,805	65,854	65,285	66,091
Common Shares Outstanding – Diluted	64,842	65,907	65,322	66,139

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	Oct. 2, 2016	Oct. 4, 2015	Oct. 2, 2016	Oct. 4, 2015

Net Income	$15,904	$20,127	$49,455	$54,171
Other Comprehensive Income (Loss), Foreign
Currency Translation Adjustment	2,759	(8,408)	3,827	(28,647)
Other Comprehensive Income, Pension Liability Adjustment	834	796	3,632	1,441
Comprehensive Income	$19,497	$12,515	$56,914	$26,965

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	Oct. 2, 2016	Oct. 4, 2015
OPERATING ACTIVITIES:
Net Income	$49,455	$54,171
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	22,474	23,188
Stock Compensation Amortization Expense	3,390	10,928
Deferred Income Taxes and Other	5,049	15,403
Working Capital Changes:
Accounts Receivable	1,449	17,852
Inventories	(454)	(28,670)
Prepaid Expenses and Other Current Assets	(1,008)	(377)
Accounts Payable and Accrued Expenses	(6,123)	196

CASH PROVIDED BY OPERATING ACTIVITIES:	74,232	92,691

INVESTING ACTIVITIES:
Capital Expenditures	(20,912)	(23,734)
Other	1,140	(80)

CASH USED IN INVESTING ACTIVITIES:	(19,772)	(23,814)

FINANCING ACTIVITIES:
Borrowing of Long-Term Debt	20,329	0
Repayment of Long-Term Debt	(17,500)	(28,000)
Repurchase of Common Stock	(10,443)	(10,469)
Proceeds from Issuance of Common Stock	0	359
Dividends Paid	(10,429)	(8,592)

CASH USED IN FINANCING ACTIVITIES:	(18,043)	(46,702)

Net Cash Provided By Operating, Investing and
Financing Activities	36,417	22,175
Effect of Exchange Rate Changes on Cash	1,616	(3,339)

CASH AND CASH EQUIVALENTS:
Net Change During the Period	38,033	18,836
Balance at Beginning of Period	75,696	54,896

Balance at End of Period	$113,729	$73,732

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

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 3, 2016 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The first nine months of 2016 were comprised of 39 weeks, while the first nine months of 2015 were comprised of 40 weeks. Each of the third quarters of 2016 and 2015 were comprised of 13 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	Oct. 2, 2016	Jan. 3, 2016
	(In thousands)
Finished Goods	$106,891	$101,697
Work in Process	9,975	9,865
Raw Materials	47,333	49,612
	$164,199	$161,174

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

	Three Months Ended		Nine Months Ended
	Oct. 2, 2016	Oct. 4, 2015	Oct. 2, 2016	Oct. 4, 2015
Earnings Per Share

Basic Earnings Per Share
Distributed Earnings	$0.06	$0.05	$0.10	$0.13
Undistributed Earnings	0.19	0.26	0.66	0.69
Total	$0.25	$0.31	$0.76	$0.82

Diluted Earnings Per Share
Distributed Earnings	$0.06	$0.05	$0.10	$0.13
Undistributed Earnings	0.19	0.26	0.66	0.69
Total	$0.25	$0.31	$0.76	$0.82

Basic Earnings Per Share	$0.25	$0.31	$0.76	$0.82
Diluted Earnings Per Share	$0.25	$0.31	$0.76	$0.82

The following tables present net income that was attributable to participating securities:

	Three Months Ended		Nine Months Ended
	Oct. 2, 2016	Oct. 4, 2015	Oct. 2, 2016	Oct. 4, 2015
		(In millions)
Net Income	$0.1	$0.5	$0.4	$1.2

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	Oct. 2, 2016	Oct. 4, 2015	Oct. 2, 2016	Oct. 4, 2015
		(In thousands)
Weighted Average Shares Outstanding	64,241	64,359	64,721	64,596
Participating Securities	564	1,495	564	1,495
Shares for Basic Earnings Per Share	64,805	65,854	65,285	66,091
Dilutive Effect of Stock Options	37	53	37	48
Shares for Diluted Earnings Per Share	64,842	65,907	65,322	66,139

For all periods presented, there were no stock options or participating securities excluded from the computation of diluted EPS.

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

As of October 2, 2016, the Company had outstanding $190.0 million of term loan borrowing and $27.6 million of revolving loan borrowings under the Facility, and had $4.0 million in letters of credit outstanding under the Facility. As of October 2, 2016, the weighted average interest rate on borrowings outstanding under the Facility was 2.2%.

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

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $14.8 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of October 2, 2016, there were no borrowings outstanding under these lines of credit.

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

All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first nine months of 2015 or 2016.

As of October 2, 2016, there were 87,500 stock options outstanding and exercisable, at an average exercise price of $8.75 per share. There were no stock options granted in 2016 or 2015. There were no exercises or forfeitures of stock options in the first nine months of 2016. The aggregate intrinsic value of the outstanding and exercisable stock options was $0.7 million as of October 2, 2016.

Restricted Stock Awards

During the nine months ended October 2, 2016 and October 4, 2015, the Company granted restricted stock awards for 272,000 and 597,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a two to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $2.4 million and $10.9 million for the nine months ended October 2, 2016 and October 4, 2015, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of October 2, 2016, as well as activity during the nine months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2016	1,470,000	$17.92
Granted	272,000	17.36
Vested	1,004,000	18.47
Forfeited or canceled	174,000	16.71
Outstanding at October 2, 2016	564,000	$17.04

As of October 2, 2016, the unrecognized total compensation cost related to unvested restricted stock was $5.6 million. That cost is expected to be recognized by the end of 2019.

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

The following table summarizes the performance shares outstanding as of October 2, 2016, as well as the activity during the nine months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2016	0	$0
Granted	441,000	17.23
Vested	3,500	17.22
Forfeited or canceled	7,500	17.22
Outstanding at October 2, 2016	430,000	$17.23

Compensation expense related to the performance shares for the nine months ended October 2, 2016 was $1.0 million. Unrecognized compensation expense related to these performance shares was approximately $6.5 million as of October 2, 2016. No performance shares were granted or outstanding during 2015.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended October 2, 2016, and October 4, 2015, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	Oct. 2, 2016	Oct. 4, 2015	Oct. 2, 2016	Oct. 4, 2015
	(In thousands)		(In thousands)
Service cost	$260	$265	$781	$799
Interest cost	1,610	2,124	5,058	6,328
Expected return on assets	(1,876)	(2,279)	(5,880)	(6,791)
Amortization of prior service costs	9	8	27	25
Recognized net actuarial losses	169	244	537	725
Net periodic benefit cost	$172	$362	$523	$1,086

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	Oct. 2, 2016	Oct. 4, 2015	Oct. 2, 2016	Oct. 4, 2015
	(In thousands)		(In thousands)
Service cost	$110	$148	$330	$445
Interest cost	317	278	952	834
Amortization of loss	203	131	608	392
Net periodic benefit cost	$630	$557	$1,890	$1,671

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

	AMERICAS	EUROPE	ASIA-PACIFIC	TOTAL
	(in thousands)
Three Months Ended October 2, 2016:

Net Sales	$147,500	$62,682	$38,167	$248,349
Depreciation and amortization	3,635	1,253	2,213	7,101
Total assets	235,591	270,106	191,691	697,388

Three Months Ended October 4, 2015:

Net Sales	$152,710	$66,440	$35,536	$254,686
Depreciation and amortization	3,836	1,309	2,193	7,338

Nine Months Ended October 2, 2016:

Net Sales	$426,677	$181,904	$110,529	$719,110
Depreciation and amortization	10,903	3,824	6,598	21,325

Nine Months Ended October 4, 2015:

Net Sales	$450,299	$197,220	$107,708	$755,227
Depreciation and amortization	11,656	3,745	6,855	22,256

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
DEPRECIATION AND AMORTIZATION	October 2, 2016	October 4, 2015
	(In thousands)
Total segment depreciation and amortization	$7,101	$7,338
Corporate depreciation and amortization	413	311

Reported depreciation and amortization	$7,514	$7,649

	Nine Months Ended
DEPRECIATION AND AMORTIZATION	October 2, 2016	October 4, 2015
	(In thousands)
Total segment depreciation and amortization	$21,325	$22,256
Corporate depreciation and amortization	1,149	932

Reported depreciation and amortization	$22,474	$23,188

ASSETS	October 2, 2016
(In thousands)
Total segment assets	$697,388
Corporate assets and eliminations	90,152

Reported total assets	$787,540

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $4.0 million and $4.8 million for the nine months ended October 2, 2016 and October 4, 2015, respectively. Income tax payments amounted to $9.9 million and $5.9 million for the nine months ended October 2, 2016 and October 4, 2015, respectively.

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

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first nine months of 2016, the Company decreased its liability for unrecognized tax benefits by $0.1 million. As of October 2, 2016, the Company had accrued approximately $28.2 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of October 2, 2016 reflects a reduction for $14.2 million of these unrecognized tax benefits.

NOTE 11 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first nine months of 2016, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $1.2 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

NOTE 12 – REPURCHASE OF COMMON STOCK

In the fourth quarter of 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. In the second quarter of 2016, the Company amended the share purchase program to authorize the repurchase of up to $50 million of common stock. This amended program has no specific expiration date. During the first nine months of 2016, the Company repurchased and retired 662,500 shares of common stock at a weighted average purchase price of $15.73 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended, or as of, October 2, 2016, and the comparable periods of 2015 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

General

During the quarter ended October 2, 2016, we had net sales of $248.3 million, compared with net sales of $254.7 million in the third quarter last year. During the first nine months of fiscal year 2016, we had net sales of $719.1 million, compared with net sales of $755.2 million in the first nine months of last year. Fluctuations in currency exchange rates had negative impacts on our sales and operating income in the 2016 reported periods, compared with the prior year periods. The following table presents the amounts (in U.S. dollars) by which the exchange rates for converting foreign currencies into U.S. dollars have negatively affected our net sales and operating income for the three months and nine months ended October 2, 2016. The impacts of changes in foreign currency presented in the tables are calculated based on applying the prior year period's average foreign currency exchange rates to the current year period.

Impact of Changes in Foreign Currency on:	Three Months Ended October 2, 2016	Nine Months Ended October 2, 2016
	(In millions)
Net sales	(1.7)	(8.1)
Operating income	(0.1)	(0.5)

During the third quarter of 2016, we had net income of $15.9 million, or $0.25 per share. During the third quarter of 2015, we had net income of $20.1 million, or $0.31 per share. During the nine months ended October 2, 2016, we had net income of $49.4 million, or $0.76 per share. During the nine months ended October 4, 2015, we had net income of $54.2 million, or $0.82 per share.

The first nine months of 2016 were comprised of 39 weeks, while the first nine months of 2015 were comprised of 40 weeks. (The additional week was in the first quarter of 2015.) This is a factor in certain of the comparisons discussed in this Item 2.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended October 2, 2016, and October 4, 2015, respectively:

	Three Months Ended		Nine Months Ended
	Oct. 2, 2016	Oct. 4, 2015	Oct. 2, 2016	Oct. 4, 2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.6	61.5	61.2	62.3
Gross profit on sales	37.4	38.5	38.8	37.7
Selling, general and administrative expenses	27.0	26.2	27.8	26.3
Operating income	10.4	12.3	10.9	11.4
Interest/Other expenses	1.0	0.8	0.8	0.9
Income before tax expense	9.4	11.5	10.1	10.5
Income tax expense	3.0	3.6	3.2	3.3
Net income	6.4	7.9	6.9	7.2

Net Sales

Below we provide information regarding net sales, and analyze those results, for the three-month and nine-month periods ended October 2, 2016, and October 4, 2015, respectively.

	Three Months Ended		Percentage
	Oct. 2, 2016	Oct. 4, 2015	Change
	(In thousands)
Net Sales	$248,349	$254,686	(2.5%	)

	Nine Months Ended		Percentage
	Oct. 2, 2016	Oct. 4, 2015	Change
	(In thousands)
Net Sales	$719,110	$755,227	(4.8%	)

For the quarter ended October 2, 2016, net sales decreased $6.3 million (2.5%) versus the comparable period in 2015. As noted above, on a consolidated basis, currency fluctuations did not have a significant impact on the comparison, as weakness in the British Pound was offset by a recovery in the Australian Dollar and the Euro. On a geographic basis, we experienced sales declines in the Americas (down 3.4%) and Europe (5.7%), while sales in our Asia-Pacific region increased 7.4%. In the Americas, the decrease in sales was almost entirely attributable to a decline in the corporate office market (down 10%), and was a result of customer deferrals of projects in this segment. This decrease was offset partially by a 1% increase in non-office segments, with increases in the hospitality (up 19%) and healthcare (up 13%) market segments negated by a decrease in the government segment (down 16%). Our direct-to-consumer FLOR business experienced a 1% sales increase for the third quarter versus the comparable period in 2015. In Europe, the economic and political uncertainty surrounding the Brexit referendum was the primary driver of the sales decline, as the decrease was most severe in the United Kingdom and was partially offset by increases in Central and Southern Europe, with Germany leading the way in growth. On a segment basis, the European sales decline was most significant in the corporate office market with a 3% decline; however, with the exception of the hospitality market segment (up 33%), all other market segments were down for the quarter with education (down 20%) being the most significant. The sales increases in Asia-Pacific were primarily experienced in Australia (up 10%), China (up 21%) and India (up 5%), offset by a decline of 13% in Southeast Asia, Japan and Korea. On a segment basis, the increase in Asia-Pacific sales for the quarter was due to a 11% increase in the corporate office segment, offset by a decline of 4% in non-office segments.

For the nine months ended October 2, 2016, net sales decreased 36.1 million (4.8%) versus the comparable period in 2015. Fluctuations in currency had a small impact on the comparison; if currency rates had remained consistent from the first nine months of 2015, the decease would have been approximately $8.1 million less. On a geographic basis, we experienced sales declines in the Americas (down 5.2%) and Europe (down 8%), partially offset by an increase of 2.6% in our Asia-Pacific business. In the Americas, the sales decline was most significant in the first six months of the year, when sales were down 6% year over year. The decline on a year-to-date basis was due to lower sales in the corporate office market (down 6%). Other than the hospitality (up 15%) and healthcare (up 9%) market segments, all other market segments experienced a decline for the first nine months of 2016 as compared to the first nine months of 2015. In Europe, the decline was again due primarily to uncertainty leading up to and after the Brexit vote, as well as other geopolitical and other socio-economic issues. The decline in Europe was most significant in the corporate office market segment (down 8%) as well as the education market segment (down 30%). These declines were offset by smaller increases in the retail (up 12%) and hospitality (up 26%) market segments. The sales increase in Asia-Pacific was due to a strong corporate office market (up 9%) and government market segment (up over 80%). These increases were partially offset by decreases in other non-office markets in Asia-Pacific, with the retail (down 39%), education (down 16%) and hospitality (down 31%) market segments having the most significant negative impact.

Cost and Expenses

The following tables present, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 2, 2016, and October 4, 2015, respectively:

	Three Months Ended		Percentage
Cost and Expenses	Oct. 2, 2016	Oct. 4, 2015	Change
	(In thousands)
Cost of sales	$155,431	$156,720	(0.8%	)
Selling, general and administrative expenses	67,175	66,664	0.7%
Total	$222,606	$223,384	(0.3%	)

	Nine Months Ended		Percentage
Cost and Expenses	Oct. 2, 2016	Oct. 4, 2015	Change
	(In thousands)
Cost of sales	$440,434	$470,577	(6.4%	)
Selling, general and administrative expenses	200,108	198,729	0.7%
Total	$640,542	$669,306	(4.3%	)

For the three months ended October 2, 2016, our cost of sales decreased $1.3 million (0.8%) versus the comparable period in 2015. Fluctuations in currency exchange rates did not have a significant impact on the comparison between periods. Despite the decrease in absolute dollars, as a percentage of sales, our cost of sales increased in the third quarter of 2016 to 62.6%, versus 61.5% the third quarter of 2015. This percentage increase was attributable entirely to our Americas business unit, as both our European and Asia-Pacific regions experienced decreases in cost of sales as a percentage of sales for the third quarter of 2016 compared to the corresponding period in 2015. The reasons for the increase in cost of sales as a percentage of sales in the Americas were (1) a transition to a new centralized warehouse and distribution center in the region, which led to additional costs during the transition period, and (2) lower manufacturing volume and, as a result, less absorption of fixed costs. We expect these additional costs related to the warehouse centralization efforts to subside by the end of the fourth quarter of 2016. The decreases in cost of sales as a percentage of sales in Europe and Asia-Pacific are a direct result of better manufacturing efficiencies and lower raw material costs in these regions.

For the nine months ended October 2, 2016, our cost of sales decreased $30.1 million (6.4%) versus the corresponding period in 2015. Fluctuations in currency exchange rates did not have a significant impact on the comparison between periods. The first nine months of 2016 showed improvement as a percentage of sales due to lower raw materials costs, higher average selling prices and a mix shift towards higher margin accretive products, such as skinny planks. These decreases to cost of sales were partially offset, however, by the factors discussed above in the Americas for the third quarter of 2016 with regard to additional costs associated with our transition to centralized warehouse and distribution center and lower absorption of fixed costs on lower production volume. In total, as a percentage of sales, our cost of sales declined to 61.2% for the nine-month period ended October 2, 2016, versus 62.3% for the corresponding period in 2015. As discussed above, we expect the additional warehouse centralization costs in the Americas to subside by the end of the fourth quarter of 2016.

For the three months ended October 2, 2016, our selling, general and administrative expenses increased $0.5 million (0.7%) versus the comparable period in 2015. Fluctuations in currency exchange rates did not have a significant impact on the comparison between periods. The increase in selling, general and administrative expenses was due entirely to higher marketing expense for the third quarter of 2016 of approximately $1.0 million. These additional expenses were primarily related to the rollout of our modular resilient flooring (luxury vinyl tile) products, which are hard surface flooring products that complement our modular carpet products, as well as additional marketing expenses related to our core modular carpet offerings. These increases were offset by lower selling costs of approximately $0.5 million due to lower sales activity for the quarter. Due to the slight overall increase in expenses discussed above, as well as lower sales levels, as a percentage of sales our selling, general and administrative expenses increased to 27.0% for the three months ended October 2, 2016, compared to 26.2% for the three months ended October 4, 2015. Our selling, general and administrative expenses did have a small sequential decline as a percentage of sales from the second quarter of 2016, when they were 27.1% of sales.

For the nine months ended October 4, 2016, our selling, general and administrative expenses increased $1.4 million (0.7%) versus the comparable period in 2015. Fluctuations in currency exchange rates did not have a significant impact on the comparison between periods. The largest driver of this increase was higher marketing expenses of $5.4 million due to strategic marketing initiatives including our modular resilient flooring projects as well as global marketing and branding initiatives. Selling expenses also increased by approximately $0.9 million for the first nine months of 2016 as compared to the prior year period due to personnel additions in the Americas, primarily in the first six months of 2016. These increases were offset by approximately $5.0 million of lower administrative costs, primarily as a result of lower levels of share-based payments and incentives as performance targets are not expected to be met to the same level in 2016 as in 2015. Due to the above factors and the decline in sales, as a percentage of sales our selling, general and administrative expenses increased to 27.8% for the first nine months of 2016, versus 26.3% for same period in 2015.

Interest Expense

For the three-month period ended October 2, 2016, our interest expense increased $0.3 million to $1.7 million, from $1.3 million in the third quarter of 2015. This increase was due to a slightly higher weighted average borrowing rate for the 2016 period versus that of the 2015 period. For the nine-month period ended October 2, 2016, our interest expense decreased $0.2 million to $4.8 million, from $5.0 million in the comparable period last year. The decrease was due to lower average daily outstanding borrowings under our Syndicated Credit Facility, primarily during the first six months of 2016 as compared to the corresponding period of 2015.

Liquidity and Capital Resources

General

At October 2, 2016, we had $113.7 million in cash. At that date, we had outstanding $190.0 million of term loan borrowings, $27.6 million of revolving loan borrowings and $4.0 million in letters of credit under our Syndicated Credit Facility. As of October 2, 2016, we could have incurred $218.4 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred an additional $14.8 million of borrowings under our other lines of credit in place at other non-U.S. subsidiaries.

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

Analysis of Cash Flows

We exited the quarter ended October 2, 2016 with $113.7 million in cash, an increase of $38.0 million during the first nine months of the year. The increase in cash was due to cash flow from operating activities of $74.2 million in the first nine months of 2016. The factors driving the increase in cash from operating activities were (1) $49.5 million of net income for the year-to-date period, and (2) $1.5 million due to a decrease in accounts receivable. The increase in cash from operating activities was partially offset by a use of $6.1 million for a reduction in accounts payable and accruals. We also borrowed $20.3 million under our Syndicated Credit Facility during the nine months ended October 2, 2016, but repaid $17.5 million of borrowings during this time, for a net cash increase of $2.8 million from this borrowing activity. Our other primary uses of cash during the first nine months of 2016 were (1) $20.9 million of capital expenditures, (2) $10.4 million used to repurchase and retire 662,500 shares of our outstanding common stock, and (3) $10.4 million for the payment of dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 under Item 7A of that Form 10-K. Our discussion here focuses on the period ended October 2, 2016, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At October 2, 2016, we recognized a $3.8 million increase in our foreign currency translation adjustment account compared to January 3, 2016, primarily because of the weakening of the U.S. dollar against certain foreign currencies, particularly the Australian dollar.

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

As of October 2, 2016, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $13.1 million or an increase in the fair value of our financial instruments of $16.0 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the third quarter of 2016. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

INTERFACE, INC.

Date: November 10, 2016	By:	/s/ Patrick C. Lynch
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