Form 10-K
period 2017-01-01
INTERFACE INC
filed 2017-03-02
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 1, 2016: $1,199,061,440 (63,275,010 shares valued at the closing sale price of $15.42 on July 1, 2016). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 17, 2017:

Class	Number of Shares
Common Stock, $0.10 par value per share	64,230,649

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet in over 110 countries under the established brand names Interface® and FLOR®. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 59%, 25% and 16%, respectively, for fiscal year 2016.

Capitalizing on our leadership in modular carpet for the corporate office market segment, we are executing a market diversification strategy to increase our presence and market share for modular carpet in non-corporate office market segments, such as government, education, healthcare, hospitality and retail space. Our diversification strategy also targets the U.S. residential market segment for carpet. As a result of our efforts, our mix of corporate office versus non-corporate office modular carpet sales in the Americas was 44% and 56%, respectively, for 2016. Company-wide, our mix of corporate office versus non-corporate office sales was 59% and 41%, respectively, in 2016. We believe the appeal and utilization of modular carpet is growing in non-corporate office market segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these segments around the world.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment. We are the world’s leading manufacturer of carpet tile. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users have become more familiar with its unique attributes. We continue to drive this trend with our product innovations and designs discussed below. According to the annual Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was ranked as the number one “hot product” for each of the years 2002 through 2012, and was ranked number two for each of the years 2013 through 2016. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership.  Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace, and our established brand names are leaders in the industry. The 2016 Floor Focus survey ranked Interface first in “Best Overall Business Experience” among carpet companies, and it ranked our Interface brand second in the survey categories of service, quality, design and performance. In the North American residential market segment, our FLOR brand is known for its high style carpet design squares that consumers assemble to create custom rugs, runners or wall-to-wall designs in the home. On the international front, Interface is a well-recognized brand name in carpet tiles for commercial and institutional use. More generally, we believe that as the appeal and utilization of modular carpet continues to expand into market segments such as government, healthcare, education, hospitality, and retail and residential space, our reputation as the pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets.

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

Made-to-Order and Global Manufacturing Capabilities. We have a distinct competitive advantage in meeting two principal requirements of the specified products markets we primarily target — that is, providing custom samples quickly and on-time delivery of customized final products. We also can generate realistic digital samples that allow us to create a virtually unlimited number of new design concepts and distribute them instantly for customer review, while at the same time reducing sampling waste. About half of our modular carpet products worldwide are made-to-order. Our made-to-order capabilities not only enhance our marketing and sales, they significantly improve our inventory turns. Our global manufacturing capabilities in modular carpet production are an important component of this strength, and give us an advantage in serving the needs of multinational corporate customers that require products and services at various locations around the world. Our manufacturing locations across four continents enable us to compete effectively with local producers in our international markets, while giving international customers more favorable delivery times and freight costs.

Recognized Global Leadership in Ecological Sustainability. Our long-standing goal and commitment to be ecologically “sustainable” — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — have emerged as a competitive strength for our business and remain a strategic initiative. It includes Mission Zero®, our global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. It also includes a bold new mission called Climate Take Back™, in which we seek to lead the industry in designing and making products in ways that will maintain a climate fit for life. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us with a differentiating advantage in competing for business among architects, designers and end users of our products, who often make purchase decisions based on “green” factors. The 2016 Floor Focus survey named our Interface business the top among “Green Leaders,” and gave us the top “Green Kudos” honors for our Net-Works® recycled fishing net partnership as well as our new Climate Take Back mission.

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

Continue to Penetrate Non-Corporate Office Market Segments. We will continue our strategic focus on product design and marketing and sales efforts for non-corporate office market segments such as government, education, healthcare, hospitality, retail and residential space. We began this initiative as part of a market diversification strategy to reduce our exposure to the more severe economic cyclicality of the corporate office segment, and it has become a principal strategy generally for growing our business and enhancing profitability. To implement this strategy, we:

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

As part of this strategy, our FLOR line of products focuses on the U.S. residential carpet and rugs market segment. These products were specifically created to bring high style modular carpet and rugs to the North American residential market. Historically, we offered FLOR in three primary sales channels – catalogs, the Internet, and in our FLOR retail stores. In the fourth quarter of 2016, we adopted a restructuring plan that includes the closure of FLOR’s headquarters office and most retail FLOR stores. When the restructuring plan is completed, FLOR will focus on internet sales as well as crossover sales by our commercial sales force.

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

Sustain Leadership in Product Design and Development. As discussed above, our leadership position for product design and development is a competitive advantage and key strength. Our plank, Skinny Plank, and i2 products and TacTiles installation system have confirmed our position as an innovation leader in modular carpet. We will continue initiatives to sustain, augment and capitalize upon that strength to continue to increase our market share in targeted market segments. Our Mission Zero and Climate Take Back initiatives, which draw upon and promote our ecological sustainability commitment, are part of those initiatives and include placing our Mission Zero and Climate Take Back logos on many of our marketing and merchandising materials distributed throughout the world.

Use Strong Free Cash Flow Generation to Strengthen Our Balance Sheet. Our principal business has been structured – including through our rationalization and repositioning initiatives – to yield high contribution margins and generate strong free cash flow (by which we mean cash available to apply towards debt service and potential stock repurchases, strategic acquisitions and the like). Our historical investments in global manufacturing capabilities and mass customization techniques and facilities, which we have maintained, also contribute to our ability to generate substantial levels of free cash flow. We expect to use our strong free cash flow generation capability to potentially repurchase shares and strengthen our financial position, or re-invest in our operations. We will also continue to execute programs to reduce costs further and enhance free cash flow.  In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow as demand for our products rises.

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

Seasonality

Historically, our first quarter has typically been our slowest quarter while our fourth quarter has typically been our best quarter, with sales generally increasing throughout the course of the fiscal year.  However, in recent years, as our sales efforts and results in the education market segment (which has a heavy buying season in the summer months) have increased and currency fluctuations have impacted us, our third quarter sales have been the highest.

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

We use a number of conventional and technologically advanced methods of carpet construction to produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities. These varieties are designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors – particularly offices, healthcare facilities, airports, educational and other institutions, hospitality spaces, and retail facilities – and residential interiors. Our carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and to convey graphic information. While we continue to manufacture and sell a substantial portion of our carpet tile in standard styles, most of our modular carpet sales in the Americas and Asia-Pacific are custom or made-to-order products designed to meet customer specifications.

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

Modular Resilient Flooring

In 2016, we began offering a category of products that we call “modular resilient flooring”, and our first product introductions into this category were luxury vinyl tile (“LVT”) products in a four-city test market in the U.S. We recognize that our customers are buying multiple flooring types to service individual projects, while also looking to partner with fewer suppliers that can offer more products and services. In the annual Floor Focus survey described above, LVT has been ranked as the number one “hot product” each of the past four years. Expanding our product portfolio to include modular resilient flooring, and specifically LVT, allows us to meet this growing demand and pursue new or incremental sales opportunities. LVT also shares many of the same attributes and benefits with carpet tile, and we were able to leverage our experience in modular carpet tile in designing a product specification to meet our aesthetic and performance standards. We also selected a reputable third party to manufacture the products to our specifications, thus allowing us to enter the product category with minimal capital commitments.

In 2017, we plan to launch our LVT products globally, beginning with the Level Set™ Collection which includes 36 styles of tiles with printed top layers in a variety of aesthetic looks, including natural woodgrains and stones, textured woodgrains, and patterns. These products are modular and come in sizes that match certain of our modular carpet planks and squares. They also are engineered to the same height as our modular carpet, which means better coverage of irregularities in the sub-floor, lower sound transference from floor to floor, and the ability to install our LVT and modular carpet products side by side without transition strips or layering. In addition, the Level Set Collection is constructed with the same type of backing as our carpet tiles and can be installed with our TacTiles installation system.

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

In August 2012, we sold our Bentley Prince Street broadloom carpet business segment to a third party. This business designed, manufactured and marketed high-end, designer-oriented broadloom and modular carpet for commercial and residential markets. As a result of this sale, we no longer have a presence in the broadloom carpet market.

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

We believe we have competitive advantages in several other areas as well. First, having both an internal design staff as well as our relationship with David Oakey Designs allows us to introduce numerous innovative and attractive carpet tile products to our customers. Additionally, we believe that our global manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. We believe that the incorporation of the Intersept antimicrobial chemical agent into the backing of our modular carpet enhances our ability to compete successfully across all of our market segments generally, and specifically with resilient tile in the healthcare market.

In addition, we believe that our goal and commitment to be ecologically “sustainable” by 2020 is a brand-enhancing, competitive strength as well as a strategic initiative. Our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and related environmental certification programs, resonate deeply with many of our customers and prospects around the globe. Our modular carpet products historically have had inherent installation and maintenance advantages that translated into greater efficiency and waste reduction. We are using raw materials and production technologies, such as our Cool Blue backing line and our ReEntry 2.0 reclaimed carpet separation process, that directly reduce the adverse impact of those operations on the environment and limit our dependence on petrochemicals.

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 80 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $14.3 million, $14.5 million and $13.9 million in 2016, 2015, and 2014, respectively.

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

David Oakey Designs provides carpet design and consulting services to us pursuant to a consulting agreement, and this firm augments our internal research, development and design staff. David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our modular carpet businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The agreement can be terminated by either party upon six months prior written notice to the other party. David Oakey Designs also contributed to our ability to efficiently produce many products from a single yarn system. Our mass customization production approach evolved, in major part, from this concept. In addition to increasing the number and variety of product designs, which enables us to increase high margin custom sales, the mass customization approach increases inventory turns and reduces inventory levels (for both raw materials and standard products) and their related costs because of our more rapid and flexible production capabilities.

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

As more customers in our target markets share our view that sustainability is good business and not just good deeds, our acknowledged leadership position should strengthen our brands and provide a differentiated advantage in competing for business. To further raise awareness of our goal of becoming sustainable, we launched our Mission Zero global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. In 2016, we launched the Climate Take Back initiative, in which we seek to lead industry in designing and making products in ways that will maintain a climate fit for life. Our Mission Zero and Climate Take Back logos appear on many of our marketing and merchandising materials distributed throughout the world.

A high point in our pursuit of sustainability is our partnership with the Zoological Society of London on a program called Net-Works®. Together we are working with communities in the Philippines to collect discarded fishing nets that are damaging a large coral reef, and diverting them to our yarn supplier where they are recycled into new carpet fiber. Net-Works provides a source of income for members of these communities in the Philippines, while also cleaning up the beaches and waters where they live and work. Our Net Effect Collection of carpet tile products, among others, contains yarn that is partly made from the recycled fishing nets collected through the Net-Works program. Through 2016, this program has collected more than 125 tons of discarded fishing nets. Net-Works is a big step in redesigning our supply chain from a linear take-make-waste process toward a closed loop system, and it advances our ultimate goal of becoming a restorative enterprise.

Backlog

Our backlog of unshipped orders was approximately $107.8 million at February 12, 2017, compared with approximately $111.4 million at February 14, 2016. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 12, 2017 are expected to be shipped during the succeeding six to nine months.

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

We also own many trademarks in the United States and abroad. In addition to the United States, the primary jurisdictions in which we have registered our trademarks are the European Union, Canada, Australia, New Zealand, Japan, and various countries in Central America, South America and Asia. Some of our more prominent registered trademarks include: Interface, FLOR, Intersept, GlasBac, Mission Zero, and Net-Works. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other jurisdictions varies.

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

Employees

At January 1, 2017, we employed a total of 3,278 employees worldwide. Of such employees, 1,962 were clerical, staff, sales, supervisory and management personnel and 1,316 were manufacturing personnel. We also utilized the services of 283 temporary personnel as of January 1, 2017.

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

Executive Officers of the Registrant

Our executive officers, their ages as of January 1, 2017, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	62	Chairman and Chief Executive Officer
Jay D. Gould	57	President and Chief Operating Officer
Robert A. Coombs	58	Senior Vice President (President - Asia-Pacific)
David B. Foshee	46	Vice President, General Counsel and Secretary
Matthew J. Miller	48	Vice President (President - Americas)
Kathleen R. Owen	53	Vice President and Chief Human Resources Officer
J. Chadwick Scales	53	Vice President and Chief Marketing, Innovation & Design Officer
Nigel Stansfield	49	Vice President (President - Europe)

Mr. Hendrix joined us in 1983 after having worked previously for a national accounting firm. He was promoted to Treasurer in 1984, Chief Financial Officer in 1985, Vice President-Finance in 1986, Senior Vice President in October 1995, Executive Vice President in October 2000, and President and Chief Executive Officer in July 2001. He was elected to the Board in October 1996 and has served on the Executive Committee of the Board since July 2001. In October 2011, Mr. Hendrix was elected as Chairman of the Board of Directors. Mr. Hendrix currently serves as the Company’s principal financial officer while it searches for a Chief Financial Officer. As previously disclosed, Mr. Hendrix intends to retire from the role of Chief Executive Officer, effective March 3, 2017, after which he will remain a Director of the Company and continue to serve as non-executive Chairman. He also will continue to serve as the Company’s interim principal financial officer while the Company seeks to fill the position with a permanent appointment.

Mr. Gould joined us as Executive Vice President and Chief Operating Officer in January 2015, and was promoted to President and Chief Operating Officer in January 2016. From 2012 to January 2015, Mr. Gould was the Chief Executive Officer of American Standard Brands, a kitchen and bath products company. Prior to his employment with American Standard Brands, Mr. Gould held senior executive roles at Newell Rubbermaid Inc., a global marketer of consumer and commercial products, serving as President of its Home & Family business group from 2008 to 2012 and President of its Parenting Essentials business group from 2006 to 2008. He also previously held executive level positions at The Campbell Soup Company (2002-2006) and The Coca-Cola Company (1995-2002). As previously disclosed, Mr. Gould has been appointed to succeed Mr. Hendrix as Chief Executive Officer, effective March 3, 2017.

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

Mr. Foshee, who previously practiced with an Atlanta-based international law firm, joined us in October 1999 as Associate Counsel. He was promoted to Assistant Secretary in April 2002, Senior Counsel in April 2006, Assistant Vice President in April 2007, Vice President in July 2012, Associate General Counsel in May 2014, and Secretary and General Counsel in January 2017.

Mr. Miller joined us in June 2015 as Vice President and Chief Strategy Officer, and became President of our Americas business in June 2016. He came to Interface from American Standard Brands, where he was Senior Vice President of Innovation and Strategy from April 2013 to May 2015. Mr. Miller also was an independent consultant to American Standard Brands from February 2012 to April 2013. Previously, he served as Global Vice President-Finance of the Juvenile Products Segment of Newell Rubbermaid Inc. from 2008 to 2011, and as Director of Strategy and Corporate Development for Newell Rubbermaid from 2006-2008. He also has worked with a number of other global organizations, including Kraft Foods and Zyman Group.

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

Mr. Scales joined us in April 2016 as Vice President and Chief Innovation Officer with responsibility for the Company’s innovation strategy and platforms globally. In August 2016, he also became responsible for the Company’s marketing and design strategy, and was named Chief Marketing, Innovation and Design Officer. Prior to Interface, Mr. Scales served as Senior Vice President and General Manager for the Consumer Packaged Goods division of FOCUS Brands Inc. Prior to joining FOCUS Brands, Mr. Scales was Global Vice President of Marketing and Innovation for The Coca-Cola Company, and before that held a number of leadership positions with Unilever PLC.

Mr. Stansfield was the Operations Manager for Firth Carpets (our former European broadloom operations) at the time it was acquired by us in 1997. For two years following that acquisition, Mr. Stansfield served as Manufacturing Systems Manager, part of a global project team that designed and implemented MRP manufacturing software systems at seven of our manufacturing plants. In 1999, he returned to Firth Carpets as Operations Director. In 2002, he became a member of our European research and development team focusing on our sustainability initiatives, and in 2004, he became Product and Innovations Director for all of our European Operations. In 2010, he joined our European management team as Senior Vice President of Product, Design and Innovation, before being named Vice President and Chief Innovations Officer for the Company in March 2012. In December 2016, he became President of our business serving Europe, the Middle East and Africa.

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

We believe that our success depends to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs provides to our internal design staff. Specifically, David Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. Our agreement with David Oakey Designs can be terminated by either party upon six months prior written notice to the other party. The loss of any of these key persons could have an adverse impact on our business because each has a great deal of knowledge, training and experience in the carpet industry – particularly in the areas of sales, marketing, operations, product design and management – and could not easily or quickly be replaced.

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuations.

We have substantial international operations. In 2016, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. This includes, for example, the uncertainty surrounding the implementation and effect of the United Kingdom’s June 2016 referendum in which voters approved the United Kingdom’s exit from the European Union, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2016 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results. In addition, political unrest, terrorist acts, military conflict and disease outbreaks have increased the risks of doing business abroad generally.

Concerns regarding the European sovereign debt crisis and market perceptions about the instability of the euro, the potential re-introduction of individual currencies within the Eurozone, the potential dissolution of the euro entirely, or the U.K. exiting the European Union, could adversely affect our business, results of operations or financial condition.

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

In addition, the results of a June 2016 referendum vote in the U.K. were in favor of the U.K. exiting the European Union (the “Brexit Vote”). The uncertainty leading up to and following the Brexit Vote has had a negative impact on our business and demand for our products in Europe, and particularly in the U.K. In addition, the Brexit Vote has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the Euro and the British Pound Sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency of U.S. dollars). Such a development could have other unpredictable adverse effects, including a material adverse effect on demand for office space and our carpet products in the U.K. and in Europe if a U.K. exit leads to economic difficulties in Europe.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings), all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
Bangkok, Thailand	275,946
Craigavon, N. Ireland(1)	80,986
LaGrange, Georgia	539,545
LaGrange, Georgia(1)	209,337
Union City, Georgia(1)	370,000
Valley, Alabama(1)	338,086
Minto, Australia	259,356
Scherpenzeel, the Netherlands	366,935
West Point, Georgia	250,000
Taicang, China(1)	142,500

__________

(1)	Leased.

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

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 17, 2017, we had 622 holders of record of our Common Stock. We estimate that there are in excess of 10,000 beneficial holders of our Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s Common Stock on the Nasdaq Global Select Market as well as dividends paid during such periods.

	High	Low	Dividends Per Share
2017
First Quarter (through February 17, 2017)	$19.30	$17.18	$0.00

2016
Fourth Quarter	$19.10	$14.59	$0.06
Third Quarter	18.45	15.02	0.06
Second Quarter	18.71	14.56	0.05
First Quarter	18.99	13.70	0.05

2015
Fourth Quarter	$24.44	$17.89	$0.05
Third Quarter	27.17	22.13	0.05
Second Quarter	25.59	19.86	0.04
First Quarter	21.38	15.13	0.04

On February 22, 2017, our Board also declared a regular quarterly cash dividend of $0.06 per share, payable March 24, 2017 to shareholders of record as of March 10, 2017. Future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in the agreement for our Syndicated Credit Facility, which specifies conditions as to when any dividend payments may be made. As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

Stock Performance

The following graph and table compare, for the five-year period ended January 1, 2017, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) a self-determined peer group comprised primarily of companies in the commercial interiors industry, assuming an initial investment of $100 in each on January 1, 2012 (the last day of the fiscal year 2011).

	1/1/12	12/30/12	12/29/13	12/28/14	1/3/16	1/1/17
Interface, Inc.	$100	$138	$189	$147	$171	$168
NASDAQ Composite Index	$100	$115	$164	$192	$202	$220
Self-Determined Peer Group (14 Stocks)	$100	$141	$212	$235	$252	$289

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.
(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.
(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(4)	The index level was set to $100 as of January 1, 2012 (the last day of fiscal year 2011).
(5)	The Company’s fiscal year ends on the Sunday nearest December 31.
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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended January 1, 2017:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

October 3 - 31, 2016	222,726	$15.50	222,726	36,197,879
November 1 – 30, 2016	292,421	15.67	292,421	31,614,891
December 1 – 31, 2016 (3)	19,201	18.42	0	31,614,891
January 1, 2017	0	0.00	0	31,614,891
Total	534,348	$15.69	515,147	31,614,891

(1) The monthly periods identified above correspond to the Company’s fiscal fourth quarter of 2016, which commenced October 3, 2016 and ended January 1, 2017.

(2) In April 2016, the Company amended its share purchase program to authorize the repurchase of up to $50 million of common stock. This amended program has no specific expiration date.

(3) Represents shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous grants of restricted stock.

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

	Selected Financial Data(1)
	2016	2015	2014	2013	2012
	(in thousands, except per share data and ratios)
Net sales	$958,617	$1,001,863	$1,003,903	$959,989	$932,020
Cost of sales	589,973	618,974	663,876	618,880	614,841
Operating income(2)	84,937	113,593	70,295	95,630	64,648
Income from continuing operations(3)	54,162	72,418	24,808	48,255	22,899
Income (loss) from discontinued operations, net of tax	0	0	0	0	(16,956)
Net income	54,162	72,418	24,808	48,255	5,943
Income from continuing operations per common share attributable to Interface, Inc.
Basic	$0.83	$1.10	$0.37	$0.73	$0.35
Diluted	$0.83	$1.10	$0.37	$0.73	$0.35
Average Shares Outstanding
Basic	65,098	66,027	66,389	66,194	65,767
Diluted	65,136	66,075	66,448	66,297	65,900
Cash dividends per common share	$0.22	$0.18	$0.14	$0.11	$0.09
Property additions	28,071	27,188	38,922	91,851	42,428
Depreciation and amortization(4)	36,505	44,751	34,675	32,605	29,175
Working capital	$321,829	$245,391	$240,881	$257,918	$273,213
Total assets	839,573	756,549	774,914	796,335	789,367
Total long-term debt	270,347	213,531	263,338	273,826	275,000
Shareholders’ equity	340,729	342,366	306,639	340,787	295,702
Current ratio(5)	3.0	2.6	2.7	3.0	2.7

__________

(1)	In the third quarter of 2012, we sold our Bentley Prince Street business. The balances have been adjusted to reflect the discontinued operations of this business.

(2)

The following charges and items are included in our operating income. In 2016 we recorded restructuring and asset impairment charges of $19.8 million. In 2014, we recorded restructuring and asset impairment charges of $12.4 million. In 2013, we recorded a gain of approximately $7.0 million related to the final settlement of our insurance claim relating to the Australia fire. In 2012, we recorded restructuring and asset impairment charges of $19.4 million as well as expenses related to the Australia fire of $1.7 million.

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

General

Our revenues are derived from sales of floorcovering products, primarily modular carpet. Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors industry, including the market for floorcovering products, is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our business.

During the past several years, we have successfully focused more of our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet sales in the Americas has shifted over the past several years to 44% and 56%, respectively, for 2016 compared with 64% and 36%, respectively, in 2001. Company-wide, our mix of corporate office versus non-corporate office sales was 59% and 41%, respectively, in 2016. We expect a further shift in the future as we continue to implement our market diversification strategy.

During 2016, we had net sales of $958.6 million, down 4.3% compared to $1.0 billion in 2015. Operating income for 2016 was $84.9 million as compared to $113.6 million for 2015. Net income for 2016 was $ 54.2 million, or $0.83 per share, compared with $72.4 million, or $1.10 per diluted share in 2015. Included in our results for 2016 is a restructuring and asset impairment charge of $19.8 million, as discussed below.

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

2016 Restructuring Plan

In the fourth quarter of 2016, we committed to a new restructuring plan in our continuing efforts to improve efficiencies and decrease costs across our worldwide operations, and more closely align our operating structure with our business strategy.  The plan involves (i) a substantial restructuring of the FLOR business model that includes closure of its headquarters office and most retail FLOR stores, (ii) a reduction of approximately 70 FLOR employees and a number of employees in the commercial carpet tile business, primarily in the Americas and Europe regions, and (iii) the write-down of certain underutilized and impaired assets that include information technology assets, intellectual property assets, and obsolete manufacturing, office and retail store equipment.

As a result of this plan, we incurred a pre-tax restructuring and asset impairment charge of $19.8 million in the fourth quarter of 2016, and we expect to record an additional charge in the first quarter of 2017 of approximately $7-9 million.  (The charge in the first quarter of 2017 is primarily related to exit costs associated with the FLOR retail stores, a majority of which are expected to stay open for the first quarter of 2017.)

The aggregate amount of the charges is expected to be approximately $27-29 million, estimated to be comprised of severance expenses ($10-11 million), lease exit costs ($6-8 million), impairment of assets ($9-10 million) and other items (approximately $1 million).  Approximately $17 million of the anticipated charges is expected to result in future cash expenditures, primarily for severance payments (approximately $10 million) and lease exit costs (approximately $7 million). We expect the restructuring plan to be substantially completed in the first half of 2017.

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

7.625% Senior Notes

In 2010, we completed a private offering of $275 million aggregate principal amount of 7.625% Senior Notes due 2018. In 2013, we redeemed $27.5 million aggregate principal amount of the 7.625% Senior Notes at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date. In November 2014, we redeemed $27.5 million aggregate principal amount of these notes at a price equal to 103% of the principal amount of notes redeemed, plus accrued interest to the redemption date. In December 2014, we redeemed the remaining $220 million of these notes at a price equal to 103.813% of their principal amount, plus accrued interest to the redemption date.

Analysis of Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 48% in 2016 and 2015, and 51% in 2014. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. During 2016, our sales and operating income were negatively impacted by the strengthening of the U.S. dollar and euro against the British Pound Sterling, with smaller impacts due to weakening of the Australian dollar and Canadian dollar against the U.S. dollar. In 2015, the strengthening of the U.S. dollar led to a significant impact on our consolidated operations. In particular, the euro, Australian dollar and Canadian dollar were translated at lower rates compared to prior years. The following table presents the amount (in U.S. dollars) by which the exchange rates for converting euros, Australian dollars and Canadian dollars into U.S. dollars have affected our net sales and operating income during the past three years:

	2016	2015	2014
	(in millions)

Impact of changes in foreign currency on net sales	$(10.9)	$(79.5)	$(9.5)
Impact of changes in foreign currency on operating income	(1.0)	$(9.8)	(1.0)

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations during the past three years:

	Fiscal Year
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.5	61.8	66.1
Gross profit on sales	38.5	38.2	33.9
Selling, general and administrative expenses	27.5	26.9	25.6
Restructuring and asset impairment charges	2.1	0.0	1.2
Operating income	8.9	11.3	7.0
Interest/Other expense	0.6	0.7	2.3
Debt retirement expenses	0.0	0.0	1.2
Income before income tax expense	8.3	10.6	3.6
Income tax expense	2.6	3.3	1.1
Net income	5.7	7.2	2.5

Net Sales

Below we provide information regarding our net sales and analyze those results for each of the last three fiscal years. Fiscal year 2015 was a 53-week period. Fiscal years 2016 and 2014 were 52-week periods.

	Fiscal Year			Percentage Change
	2016	2015	2014	2016 compared	2015 compared
	(in thousands)			with 2015	with 2014

Net Sales	$958,617	$1,001,863	$1,003,903	(4.3%)	(0.2%)

Net sales for 2016 compared with 2015

For 2016, our net sales declined $43.3 million (4.3%) as compared to 2015. Fluctuations in currency exchange rates had a negative impact on the comparison of approximately $10.9 million, meaning that if currency levels had remained constant year over year, our 2016 sales would have been higher by this amount. On a geographic basis, we experienced sales declines in the Americas (down 4.2%) and Europe (down 8.1%), partially offset by an increase of 2% in Asia-Pacific.

In the Americas, our weighted average selling price per square yard increased approximately 1% in 2016 compared with 2015. The sales decline in the Americas was experienced across the majority of our customer segments, with the most significant decline occurring in the corporate office segment (down 5%), which is the largest single customer segment in the Americas. We saw lower levels of customer orders during the first three quarters of the year, although this trend somewhat reversed during the fourth quarter, as sales in the corporate segment were effectively flat for the quarter. We also experienced a decline in the residential market segment of 15%, due largely to the performance of our FLOR consumer business. Other declines were seen in the government (down 19%) and retail (down 5%) market segments. The decline in government segment sales in the region was primarily a result of reduced order activity in light of the election cycle. The hospitality market segment in the region increased 11% versus 2015, as we continue to convert customers to modular carpet.

In Europe, our weighted average selling price per square meter declined approximately 3% in 2016 compared with 2015. The largest single factor impacting our performance in this region was the turmoil surrounding the decision of the United Kingdom to exit the European Union. This had a significant negative impact on our sales performance in the United Kingdom, which has historically been our third largest market. Not only were sales impacted by the uncertainty around the exit vote, the significant decline in the British Pound led to a translation effect on sales in the U.K. as reported in U.S. dollars. In local currency, the sales decline in the U.K. was 13%, but when translated into U.S. dollars the decline was over 25%. This decrease was partially offset by double digit increases in other countries, notably Germany, Spain and Italy. On a market segment basis, the decline was most significant in the corporate office market (down 6%), which represents the majority of sales within Europe. With the exception of the hospitality (up 19%) and healthcare (up 17%) market segments, all other non-office market segments in the region were down year over year, with the most significant declines occurring in the education (down 29%) and government (down 13%) market segments.

In the Asia-Pacific region, our weighted average selling price per square meter declined approximately 1% in 2016 compared with 2015. The 2% sales increase in the region was evenly split between Australia and Asia, with both geographic markets seeing a 2% increase in revenue. In local currency, the increase in Australia was approximately 3%. The increase in sales in the Asia-Pacific region was experienced in the corporate office market segment (up 5%), which represents the majority of sales within the region. This increase was a result of large development projects that led to increases in the first half of the year, particularly in Australia. The only other market segment in the region that experienced an increase of significance was the hospitality segment (up 24%), due to investment in additional selling resources in the region which led to greater market share. Within the region, the sales increases in corporate and hospitality segments were offset by declines in the retail (down 31%) and education (down 11%) market segments.

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

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses during the past three years:

Cost and Expenses	Fiscal Year			Percentage Change
	2016	2015	2014	2016 compared with 2015		2015 compared with 2014
	(in thousands)
Cost of Sales	$589,973	$618,974	$663,876	(4.7%	)	(6.8%	)
Selling, General and Administrative Expenses	263,919	269,296	257,346	(2.0%	)	4.6%
Total	$853,892	$888,270	$921,222	(3.9%	)	(3.6%	)

For 2016, our cost of sales decreased $29.0 million (4.7%) compared with 2015. Fluctuations in currency exchange rates did not have a significant impact (less than 1%) on the comparison. In absolute dollars, the decrease in cost of sales was due to lower sales and production versus the prior year, as production for 2016 was down 11% in Americas, 3% in Europe and 3% in Asia-Pacific versus 2015. As a percentage of sales, our cost of sales declined to 61.5% in 2016 versus 61.8% in 2015. The most significant reason for this decline was lower raw materials costs during the year as a result of lower feedstock prices for our raw materials, primarily yarn. These lower prices produced a benefit in cost of sales of approximately $12 million, meaning that our raw materials costs for 2016 were lower by this amount. We also experienced more favorable production and utilization efficiencies in 2016 versus 2015. Our cost of sales was, however, negatively impacted by approximately $5 million in the second half of 2016, as there were additional costs within our Americas business as a result of the transition to a new centralized warehouse and distribution center operated by a third party for the region. We believe this situation has stabilized and will not continue to significantly impact our cost of sales in 2017.

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

For 2016, our selling, general and administrative (“SG&A”) expenses decreased $5.4 million (2.0%) versus 2016. Currency fluctuations had only a slight (less than 1%) favorable impact on SG&A expenses. On an absolute dollar basis, the decrease was almost entirely related to lower administrative expenses of $9.4 million resulting from lower incentive-based compensation, including share-based compensation, due to performance targets not being met in 2016 to the same degree as in 2015. These declines were primarily at the corporate and Americas level. Other declines were lower selling expenses of $1.2 million due to reduced commissions on lower sales volumes. These decreases were partially offset by higher marketing expenses in 2016 of approximately $5.2 million, as we continued to expand our marketing efforts related to the early rollout of our modular resilient flooring (“MRF”) products as well as other initiatives to drive product adoption. These marketing increases were most significant in the Americas region (up $1.7 million) due to the MRF rollout and in the Asia-Pacific region (up $1.9 million), primarily in Asia related to additional customer events, product rollout support and increased marketing management. Despite the overall decline in SG&A expenses in absolute dollars, due to the lower sales in 2016 versus 2015 our SG&A expenses increased as a percentage of sales to 27.5% in 2016 versus 26.9% in 2015, as the decline in SG&A expenses was less than the decline in net sales. We expect SG&A expenses to decline as a percentage of sales in 2017 due to the restructuring activities discussed above.

For 2015, our SG&A expenses increased $12.0 million (4.6%) versus 2014. Currency exchange rates had a favorable impact on SG&A expenses; if currency rates had remained the same for 2015 versus that of 2014, our SG&A expenses would have been approximately $28 million higher than the 2014 levels. The largest factor driving the increase in SG&A expense increase year-over-year is additional administrative expense attributed to higher incentive-based compensation (approximately $12 million) and performance-based stock compensation (approximately $10 million), as performance targets were met in 2015 to a higher degree than in 2014. The majority of these expenses were at the corporate level and in the Americas region, and as a result they were not as impacted by foreign currency devaluations as other components of SG&A expense. These increases were offset by declines in marketing expense (down $4.1 million) and selling expense (down $2.8 million). While fluctuations in currency exchange rates were the driving factors in these declines, as a percentage of sales, selling and marketing expenses were lower in 2015, a direct result of our restructuring actions which took place in the third quarter of 2014. As a percentage of sales, our consolidated SG&A expenses increased to 26.9% in 2015 versus 25.6% in 2014. This percentage increase was entirely attributable to the performance-based stock compensation and incentive-based compensation discussed above, as absent these amounts SG&A expenses would have been lower as a percentage of sales in 2015 than in 2014.

Interest Expense

For 2016, our interest expense decreased $0.3 million to $6.1 million, versus $6.4 million in 2015. This decrease was due to lower average outstanding debt balances in 2016 versus 2015. During 2016, we repaid a net amount of $6.2 million under our Syndicated Credit Facility, and this lower level of debt led to lower interest expense during 2016. We did incur additional Syndicated Credit Facility borrowings of approximately $63.5 million in December of 2016, but this debt was outstanding for only the final month of 2016 and did not have a significant impact on interest expense (less than $0.1 million).

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

Tax

Our effective tax rate in 2016 was 31.6%, compared with an effective tax rate of 31.5% in 2015. The 2016 effective tax rate was favorably impacted by a higher portion of income earned in foreign jurisdictions which are taxed at lower tax rates than the U.S federal tax rate. The favorable impact to the 2016 effective tax rate was offset by a decrease in the release of valuation allowances related to state net operating loss carryforwards utilized in 2016 compared to 2015. For additional information on taxes and a reconciliation of effective tax rates to statutory tax rates, see the Note entitled “Taxes on Income” in Item 8 of this Report.

Our effective tax rate in 2015 was 31.5%, compared with an effective tax rate of 30.6% in 2014. This increase in effective tax rate was primarily attributable to having a larger proportion of U.S. earnings in 2015, which are taxed at higher federal and state rates than our foreign earnings. The increase in effective rate was partially offset by a release in valuation allowances related to state net operating loss carryforwards utilized in 2015. For additional information on taxes and a reconciliation of effective tax rates to statutory tax rates, see the Note entitled “Taxes on Income” in Item 8 of this Report.

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

In December 2016, one of the Company’s foreign subsidiaries borrowed 61 million euros (approximately $63.5 million) under the Syndicated Credit Facility. The funds were distributed to its U.S. parent company to fund current and projected U.S. cash needs. A significant portion of these borrowings are expected to be repaid (but is not required to be repaid) in the first quarter of 2017.

At January 1, 2017, we had $165.7 million in cash. Approximately $69.5 million of this cash was located in the U.S., and the remaining $96.2 million was located outside of the U.S. The cash located outside of the U.S. is indefinitely reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs, particularly for working capital needs and capital expenditure requirements in Europe, Asia and Australia, support our assertion that our cash in foreign locations will be reinvested and remittance will be postponed indefinitely.  Of the $96.2 million of cash in foreign jurisdictions, approximately $4.8 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for U.S. federal and state income taxes on these amounts in accordance with applicable accounting standards.

As of January 1, 2017, we had $270.3 million of borrowings and $2.9 million in letters of credit outstanding under our Syndicated Credit Facility. Of those borrowings outstanding, $185.0 million were Term Loan A borrowings and $85.3 million were revolving loan borrowings. As of January 1, 2017, we could have incurred $161.7 million of additional revolving loan borrowings under our Syndicated Credit Facility. In addition, we could have incurred the equivalent of $14.8 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

We have approximately $81.6 million in contractual cash obligations due by the end of fiscal year 2017, which includes, among other things, pension cash contributions, interest payments on our debt and lease commitments. Based on current interest rate and debt levels, we expect our aggregate interest expense for 2017 to be between $6 million and $9 million. We estimate aggregate capital expenditures in 2017 to be between $55 million and $65 million, although we are not committed to these amounts.

In 2010, we completed a private offering of $275 million aggregate principal amount of 7.625% Senior Notes. In 2013, we redeemed $27.5 million aggregate principal amount of the 7.625% Senior Notes at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date. In 2014, we redeemed $27.5 million aggregate principal amount of the 7.625% Senior Notes at a price equal to 103% of their principal amount, plus accrued interest, and redeemed the remaining $220 million aggregate principal amount of these notes at a price equal to 103.813% of their principal amount, plus accrued interest. The redemption transactions in 2014 required an aggregate of $266.1 million (including principal payments, premiums and accrued interest), which was funded through a combination of term loan and revolving loan borrowings under the Syndicated Credit Facility and cash on hand.

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

It is also important for you to consider that borrowings under our Syndicated Credit Facility comprise the substantial majority of our indebtedness, and that these borrowings are based on variable interest rates (as described below) that expose the Company to the risk that short-term interest may increase. For information regarding the current variable interest rates of these borrowings and the potential impact on our interest expense from hypothetical increases in short term interest rates, please see the discussion under the heading 'Interest Rate Risk' in Item 7A of this Report.

Syndicated Credit Facility

We have a syndicated credit facility (the “Syndicated Credit Facility” or “Facility”) pursuant to which the lenders provide to us and certain of our subsidiaries a multicurrency revolving credit facility and provide to us a term loan. The key features of the Facility are as follows:

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

Amortization Prepayments. We are required to make amortization payments of the Term Loan A borrowing. The amortization payments are due on the last day of the calendar quarter, commencing with an initial amortization payment of $2.5 million that was made on December 31, 2015. The quarterly amortization payment amount increased to $3.75 million on December 31, 2016.

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

As of January 1, 2017, we had $185.0 million of Term Loan A borrowings and $85.3 million of revolving loan borrowings outstanding under the Facility, and had $2.9 million in letters of credit outstanding under the Facility.

We are presently in compliance with all covenants under the Syndicated Credit Facility and anticipate that we will remain in compliance with the covenants for the foreseeable future.

Senior Notes

As described above, all of our remaining 7.625% Senior Notes were redeemed in full in 2014.

Analysis of Cash Flows

We exited 2016 with $165.7 million in cash, an increase of $90.0 million during the year. The most significant increase in cash was a result of borrowings under our Syndicated Credit Facility, the largest portion of which was borrowings of $63.5 million in the December 2016 borrowing transaction discussed above. We also borrowed an additional $23.9 million under our Syndicated Credit Facility during 2016. Outside of these borrowings, our cash flow from operating activities of $93.2 million was the most significant factor in our cash generation. The significant components of this cash flow from operations were (1) net income of $54.2 million, (2) a $7.3 million increase in accounts payable and accruals, and (3) a $2.7 million decrease in inventory. These increases were partially offset by a $7.7 million increase in prepaid expenses and other assets. Other primary uses of cash during 2016 were (1) capital expenditures of $28.1 million, (2) $18.5 million used to repurchase and retire 1.2 million shares of our outstanding common stock pursuant to our established share repurchase plan, (3) $17.6 million of repayments under our Syndicated Credit Facility, (4) $14.3 million for the payment of dividends, and (5) $12.5 million for repayment of term loan borrowings under our Syndicated Credit Facility as required by the applicable amortization schedule.

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

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations and the periods in which payments are due. The amounts and time periods are measured from January 1, 2017.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$270,347	$15,000	$255,347	$0	$0
Operating Lease Obligations(1)	119,906	36,763	40,549	18,334	24,260
Expected Interest Payments(2)	15,942	5,534	10,408	0	0
Unconditional Purchase Obligations(3)	23,992	14,523	8,979	490	0
Pension Cash Obligations(4)	105,139	9,797	20,516	21,244	53,582

Total Contractual Cash Obligations(5)	$535,326	$81,617	$335,799	$40,068	$77,842

______________________

(1)	Our capital lease obligations are insignificant.

(2)

Expected interest payments to be made in future periods reflect anticipated interest payments related to the $185.0 million of Term Loan A borrowings outstanding and the $85.3 million of revolving loan borrowings outstanding under our Syndicated Credit Facility as of January 1, 2017. We have also assumed in the presentation above that these borrowings will remain outstanding until maturity with the exception of the required amortization payments for our Term Loan A Borrowings.

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

(5)

The above table does not reflect unrecognized tax benefits of $27.9 million, the timing of which payments are uncertain. See the Note entitled “Taxes on Income” in Item 8 of this Report for further information.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of January 1, 2017, we had no U.S. federal net operating loss carryforwards. As of January 3, 2016, we had $26.2 million of U.S. federal net operating loss carryforwards. In addition, as of January 1, 2017 and January 3, 2016, we had state net operating loss carryforwards of $108.9 million and $139.3 million, respectively. As of January 1, 2017 and January 3, 2016, we had approximately $3.8 million and $3.7 million of foreign net operating loss carryforwards, respectively.   Certain of these carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2016 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted

Goodwill. Pursuant to applicable accounting standards, we test goodwill for impairment at least annually using a two step approach. In the first step of this approach, we prepare valuations of reporting units, using both a market comparable approach and an income approach, and those valuations are compared with the respective book values of the reporting units to determine whether any goodwill impairment exists. In preparing the valuations, past, present and expected future performance is considered. If impairment is indicated in this first step of the test, a step two valuation approach is performed. The step two valuation approach compares the implied fair value of goodwill to the book value of goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, including both recognized and unrecognized intangible assets, in the same manner as goodwill is determined in a business combination under applicable accounting standards. After completion of this step two test, a loss is recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill. If the actual fair value of the goodwill is determined to be less than that estimated, an additional write-down may be required.

During the fourth quarters of 2016, 2015 and 2014, we performed the annual goodwill impairment test. We perform this test at the reporting unit level. For our reporting units which carried a goodwill balance as of January 1, 2017, no impairment of goodwill was indicated. As of January 1, 2017, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed.

Inventories. We determine the value of inventories using the lower of cost or market. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on January 1, 2017 and January 3, 2016, was $17.6 million and $15.5 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2016 net income would be higher or lower by approximately $1.1 million, on an after-tax basis.

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

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(49.4)
1% decrease in actuarial assumption for discount rate	$55.8

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(2.9)
1% decrease in actuarial assumption for discount rate	$3.4

Environmental Remediation. We provide for environmental remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of January 1, 2017, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on January 1, 2017 and January 3, 2016, was $3.8 million and $4.5 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2016 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty and sales allowance reserve on January 1, 2017 and January 3, 2016, was $5.5 million and $4.8 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2016 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding recognition of revenue from contracts with customers. In summary, the core principle of this standard is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance for this standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August of 2015, the FASB delayed the effective date of the standard for one full year. While we are currently reviewing this new standard, and the method by which the standard will be adopted, we do not believe that the adoption of this standard will have a material impact on our financial condition or results of operations.

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

In November 2015, the FASB issued an accounting standard which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This standard does not change the existing requirement that only permits offsetting within a jurisdiction. The amendments in the standard may be applied either prospectively or retrospectively to all prior periods presented. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We intend to adopt this standard in the first quarter of 2017. If the balances as of the end of 2016 were to remain unchanged as of the adoption date, the estimated impact to our consolidated balance sheet is a reduction of current assets of $10.0 million and increase in long term assets of $6.0 million, and a reduction in long term liabilities of $4.0 million.

In March 2016, the FASB issued an accounting standards update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current U.S. GAAP practice, or account for forfeitures when they occur.  This update will be effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting period. The element of the new standard that will have the most impact on our financial statements will be income tax consequences. Excess tax benefits and tax deficiencies on stock-based compensation awards will now be included in our tax provision within our consolidated statement of operations as discrete items in the reporting period in which they occur, rather than our current accounting of recording in additional paid-in capital on our consolidated balance sheets. At this time, we estimate that the adoption of this standard will result in an increase in our deferred tax assets of approximately $5.8 million, with a corresponding increase to equity accounts.   There will also be an impact on our consolidated statement of cash flows, upon adoption in the first quarter of 2017, as under the standard when an employer withholds shares for tax withholding purposes those related tax payments will be treated as financing activities, not as operating activities. Upon adoption in the first quarter of 2017, this will result in a reclassification of approximately $5.0 million of such tax payments in the first quarter of 2016 from operating activities to financing activities. We also have elected to continue our current policy of estimating forfeitures of stock-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures, which is allowable under the new standard.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management monitors interest rates and has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters, subject to approval by our Board of Directors. In the past, we have maintained a fixed/variable rate mix within these parameters either by borrowing on a fixed rate basis or entering into interest rate swap transactions. In the interest rate swaps, we agreed to exchange, at specified levels, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal linked to LIBOR. As of January 1, 2017 and January 3, 2016, no such interest rate swaps were in place.

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

At January 1, 2017, we recognized a $19.0 million decrease in our foreign currency translation adjustment account compared with January 3, 2016, because of the strengthening of the U.S. dollar against certain foreign currencies during 2016, particularly the euro and the British pound

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at January 1, 2017. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Our weighted average interest rate for our outstanding borrowings in 2016 and 2015 was 2.1% and 2.0%, respectively.

As discussed above, our Syndicated Credit Facility is comprised of a combination of term loan and revolving loan borrowings. The following table summarizes our market risks associated with our debt obligations as of January 1, 2017. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rate on our Syndicated Credit Facility borrowings as of January 1, 2017.

	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate	$15,000	$15,000	$240,347	$0	$0	$270,347	$270,347
Variable Interest Rate	2.1%	2.1%	2.1%	--	--

An increase in our effective interest rate of 1% would increase annual interest expense by approximately $2.7 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposures through interest rate swap transactions.

Foreign Currency Exchange Rate Risk

As of January 1, 2017, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $12.9 million or an increase in the fair value of our financial instruments of $15.8 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR
	2016	2015	2014
	(in thousands, except per share data)
Net sales	$958,617	$1,001,863	$1,003,903
Cost of sales	589,973	618,974	663,876
Gross profit on sales	368,644	382,889	340,027

Selling, general and administrative expenses	263,919	269,296	257,346
Restructuring and asset impairment charges	19,788	0	12,386

Operating income	84,937	113,593	70,295

Interest expense	6,130	6,401	20,785
Debt retirement expenses	0	0	11,989
Other expense (income)	(329)	1,426	1,779

Income before income tax expense	79,136	105,766	35,742
Income tax expense	24,974	33,348	10,934

Net income	$54,162	$72,418	$24,808

Net income per share – basic	$0.83	$1.10	$0.37

Net income per share – diluted	$0.83	$1.10	$0.37

Basic weighted average common shares outstanding	65,098	66,027	66,389
Diluted weighted average common shares outstanding	65,136	66,075	66,448

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEAR
	2016	2015	2014
	(in thousands)
Net income	$54,162	$72,418	$24,808
Other comprehensive income (loss)
Foreign currency translation adjustment	(19,011)	(32,575)	(28,351)
Pension liability adjustment	(11,572)	6,072	(15,280)

Comprehensive income (loss)	$23,579	$45,915	$(18,823)

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	END OF FISCAL YEAR
	2016	2015
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$165,672	$75,696
Accounts receivable, net	126,004	130,322
Inventories	156,083	161,174
Prepaid expenses and other current assets	23,123	22,490
Deferred income taxes	10,030	8,726
Total current assets	480,912	398,408
Property and equipment, net	204,508	211,489
Deferred tax asset	27,221	20,110
Goodwill	61,218	63,890
Other assets	65,714	62,652

	$839,573	$756,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$45,380	$52,834
Accrued expenses	98,703	88,933
Current portion of long-term debt	15,000	11,250
Total current liabilities	159,083	153,017
Long term debt	255,347	202,281
Deferred income taxes	8,862	10,505
Other	75,552	48,380

Total liabilities	498,844	414,183

Commitments and contingencies

Shareholders’ equity
Preferred stock	0	0
Common stock	6,424	6,570
Additional paid-in capital	359,451	370,327
Retained earnings	140,238	100,270
Accumulated other comprehensive loss – foreign currency translation	(110,522)	(91,511)
Accumulated other comprehensive loss – pension liability	(54,862)	(43,290)

Total shareholders’ equity	340,729	342,366

	$839,573	$756,549

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR
	2016	2015	2014
OPERATING ACTIVITIES:		(in thousands)
Net income	$54,162	$72,418	$24,808
Adjustments to reconcile income to cash provided by operating activities
Depreciation and amortization	30,632	30,803	30,677
Stock compensation amortization expense	5,873	13,948	3,998
Bad debt expense	145	763	137
Deferred income taxes and other	468	9,052	(3,534)
Working capital changes:
Accounts receivable	(372)	18,738	(29,255)
Inventories	2,686	(26,452)	1,343
Prepaid expenses and other current assets	(7,720)	(8,332)	2,785
Accounts payable and accrued expenses	7,289	14,497	15,421
Cash provided by operating activities	93,163	125,435	46,380

INVESTING ACTIVITIES:
Capital expenditures	(28,071)	(27,188)	(38,922)
Other	1,642	731	2,415
Cash used in investing activities	(26,429)	(26,457)	(36,507)

FINANCING ACTIVITIES:
Credit facility borrowing	87,400	0	48,850
Credit facility repayments	(17,575)	(45,267)	(9,905)
Term loan borrowings	0	0	200,000
Term loan repayments	(12,500)	(2,500)	0
Repurchase of common stock	(18,496)	(13,306)	(7,669)
Dividends paid	(14,285)	(11,885)	(9,297)
Debt issuance costs	0	0	(1,099)
Redemption/repurchase of senior notes	0	0	(247,500)
Proceeds from issuance of common stock	0	359	408
Cash provided by (used in) financing activities	24,544	(72,599)	(26,212)

Net cash provided by (used in) operating, investing and financing activities	91,278	26,379	(16,339)
Effect of exchange rate changes on cash	(1,302)	(5,579)	(1,648)

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	89,976	20,800	(17,987)
Balance, beginning of year	75,696	54,896	72,883

Balance, end of year	$165,672	$75,696	$54,896

See accompanying notes to consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a recognized leader in the worldwide commercial interiors market, offering modular carpet. The Company manufactures modular carpet focusing on the high quality, designer-oriented sector of the market, and provides specialized carpet replacement, installation and maintenance services. Additionally, the Company offers Intersept, a proprietary antimicrobial used in a number of interior finishes, and recently introduced a line of new luxury vinyl tile flooring products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All of our subsidiaries are wholly-owned, and we are not a party to any joint venture, partnership or other variable interest entity that would potentially qualify for consolidation. All material intercompany accounts and transactions are eliminated. Investments in which the Company does not have the ability to exercise significant influence are carried at fair value. The Company monitors investments for other than temporary declines in value and makes reductions in carrying values when appropriate. As of January 1, 2017 and January 3, 2016, the Company did not hold significant investments of this nature.

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

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations. Research and development expense was $14.3 million, $14.5 million and $13.9 million for the years 2016, 2015 and 2014, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. The Company did not hold any significant amounts of cash equivalents and short-term investments at January 1, 2017 and January 3, 2016.

Cash payments for interest amounted to approximately $5.5 million, $4.8 million and $21.0 million for the years 2016, 2015, and 2014, respectively. Income tax payments amounted to approximately $12.8 million, $7.2 million and $7.5 million for the years 2016, 2015 and 2014, respectively. During the years 2016, 2015 and 2014, the Company received income tax refunds of $0.2 million, $3.1 million and $5.0 million, respectively.

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

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs on qualifying expenditures of approximately $0.5 million, $0.3 million and $0.8 million for the fiscal years 2016, 2015 and 2014, respectively. Depreciation expense amounted to approximately $30.1 million, $30.4 million and $30.3 million for the years 2016, 2015 and 2014, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as acquisitions. Accumulated amortization amounted to approximately $77.3 million at both January 1, 2017 and January 3, 2016, and cumulative impairment losses recognized were $212.6 million as of both January 1, 2017 and January 3, 2016.

As of January 1, 2017 and January 3, 2016, the net carrying amount of goodwill was $61.2 million and $63.9 million, respectively. Other intangible assets were $0.9 million and $4.8 million as of January 1, 2017 and January 3, 2016, respectively. Amortization expense related to intangible assets during the years 2016, 2015 and 2014 was $0.5 million, $0.3 million and $0.3 million, respectively

The Company capitalizes patent defense costs when it determines that a successful defense is probable. Any patent defense costs are amortized over the remaining useful life of the patent. During 2016 the company determined that approximately $3.4 million of patent defense costs related to our TacTiles® carpet tile installation system should be impaired as a successful defense was deemed no longer probable. This impairment is included in “Restructuring and Asset Impairment Charges” in our consolidated statement of operations.

During the fourth quarters of 2016, 2015 and 2014, as of the last day of the third quarter of each year, the Company performed the annual goodwill impairment test required by applicable accounting standards. The Company performs this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment. In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The annual testing indicated no potential of goodwill impairment in any of the years presented.

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the measurement date, and therefore no impairment was indicated during the impairment testing. As of January 1, 2017, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company still believes no goodwill impairment would have existed.

The changes in the carrying amounts of goodwill for the year ended January 1, 2017 are as follows:

BALANCE JANUARY 3, 2016	ACQUISITIONS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE JANUARY 1, 2017
(in thousands)
$63,890	$0	$0	$(2,672)	$61,218

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty and sales allowance reserves amounted to $5.5 million and $4.8 million as of January 1, 2017 and January 3, 2016, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results. For further information, see the Note 13 entitled “Taxes on Income.”

Fair Values of Financial Instruments

Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt are based on quoted market prices or pricing models using current market rates.

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss). Foreign exchange translation losses were $19.0 million, $32.6 million and $28.4 million for the years 2016, 2015 and 2014, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding. Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

As of fiscal year 2016, the Company has stock-based employee compensation plans, which are described more fully in Note 10 entitled “Shareholders’ Equity”.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. However, there were no stock options granted in 2016, 2015 or 2014.

The Company recognizes expense related to its restricted stock and performance share grants based on the grant date fair value of the stock issued, as determined by its market price at date of grant.

Derivative Financial Instruments

Accounting standards require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not meet the criteria of an accounting hedge must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of January 1, 2017 and January 3, 2016, the Company was not party to any significant derivative instruments.

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

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of January 1, 2017 and January 3, 2016, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires the Company to analyze the financial strengths of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that the Company is unable to collect may be different than the amount initially estimated. The Company’s allowance for doubtful accounts on January 1, 2017 and January 3, 2016, was $3.8 million and $4.5 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year financial statement presentation. These reclassifications had no effect on reported income, comprehensive income, cash flows, total assets or shareholders’ equity as previously reported.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2016,” “2015,” and “2014,” mean the fiscal years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively. Fiscal year 2015 was comprised of 53 weeks, while fiscal years 2016 and 2014 were each comprised of 52 weeks.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding recognition of revenue from contracts with customers. In summary, the core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance for this standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August of 2015, the FASB delayed the effective date of the standard for one full year. While the Company is currently reviewing this new standard, and the method by which it will be adopted, it does not believe that the adoption of this standard will have a material impact on its financial condition or results of operations.

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

In November 2015, the FASB issued an accounting standard which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This standard does not change the existing requirement that only permits offsetting within a jurisdiction. The amendments in the standard may be applied either prospectively or retrospectively to all prior periods presented. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. If the balances as of the end of 2016 were to remain unchanged as of the adoption date, the estimated impact to the consolidated balance sheet is a reduction of current assets of $10.0 million and a corresponding increase in long term assets of $6.0 million and a reduction of long term liabilities of $4.0 million.

In March 2016, the FASB issued an accounting standards update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current U.S. GAAP practice, or account for forfeitures when they occur.  This update will be effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting period. The element of the new standard that will have the most impact on the company’s financial statements will be income tax consequences. Excess tax benefits and tax deficiencies on stock-based compensation awards will now be included in the tax provision within the consolidated statement of operations as discrete items in the reporting period in which they occur, rather than the current accounting of recording in additional paid-in capital on our consolidated balance sheets. At this time we estimate that the adoption of this standard will result in an increase in deferred tax assets of approximately $5.8 million, with a corresponding increase to equity accounts.   There will also be an impact on the consolidated statement of cash flows, in the first quarter of 2017 upon adoption, as under the standard as when an employer withholds shares for tax- withholding purposes those related tax payments will be treated as financing activities, not as operating activities. Upon adoption in the first quarter of 2017 this will result in a reclassification of approximately $5.0 million of such tax payments in the first quarter of 2016 from operating activities to financing activities. The company has elected to continue our current policy of estimating forfeitures of stock-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures, which is allowable under the new standard.

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

NOTE 3 – RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 1, 2017 and January 3, 2016, the allowance for bad debts amounted to $3.8 million and $4.5 million, respectively, for all accounts receivable of the Company. Reserves for warranty and returns allowances amounted to $5.5 million and $4.8 million as of January 1, 2017 and January 3, 2016, respectively.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have significant assets and liabilities measured at fair value on a recurring basis under applicable accounting standards as of the end of 2016. The Company does have approximately $23.1 million of Company-owned life insurance which is measured on readily determinable cash surrender value on a recurring basis. Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. As of January 1, 2017, the carrying value of the Company’s borrowings under its Syndicated Credit Facility approximates fair value as the Facility bears interest rates that are similar to existing market rates.

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	END OF FISCAL YEAR
	2016	2015
	(in thousands)
Finished goods	$104,742	$101,697
Work-in-process	8,711	9,865
Raw materials	42,630	49,612

	$156,083	$161,174

Reserves for inventory obsolescence amounted to $17.6 million and $15.5 million as of January 1, 2017 and January 3, 2016, respectively, and have been netted against amounts presented above.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	END OF FISCAL YEAR
	2016	2015
	(in thousands)
Land	$16,063	$16,501
Buildings	121,216	125,568
Equipment	350,539	342,986

	487,818	485,055
Accumulated depreciation	(283,310)	(273,566)

	$204,508	$211,489

The estimated cost to complete construction-in-progress for which the Company was committed at January 1, 2017, was approximately $61.9 million.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	END OF FISCAL YEAR
	2016	2015
	(in thousands)
Compensation	$58,927	$62,435
Interest	114	442
Restructuring	10,291	104
Taxes	11,467	9,299
Accrued purchases	3,101	4,104
Warranty and sales allowances	5,529	4,759
Other	9,274	7,790

	$98,703	$88,933

Other non-current liabilities include pension liability of $47.3 million and $29.3 million as of January 1, 2017 and January 3, 2016, respectively (see the discussion below in Note 15 entitled “Employee Benefit Plans”).

NOTE 8 – BORROWINGS

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

Amortization Payments. The Company is required to make amortization payments of the Term Loan A borrowing. The amortization payments are due on the last day of the calendar quarter, commencing with an initial amortization payment of $2.5 million that was made on December 31, 2015. The quarterly amortization payment amount increased to $3.75 million on December 31, 2016.

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

In December 2016, one of the Company’s foreign subsidiaries borrowed 61 million euros (approximately $63.5 million) under the Syndicated Credit Facility. The funds were distributed to its U.S. parent company to fund current and projected U.S. cash needs. A significant portion of these borrowings are expected to be repaid (but is not required to be repaid) in the first quarter of 2017.

As of January 1, 2017, the Company had outstanding $185.0 million of Term Loan A borrowing and $85.3 million of revolving loan borrowings outstanding under the Facility, and had $2.9 million in letters of credit outstanding under the Facility. As of January 1, 2017 the weighted average interest rate on borrowings outstanding under the Facility was 2.1%.

The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

7.625% Senior Notes

In 2010, the Company completed a private offering of $275 million aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). Interest on the 7.625% Senior Notes was payable semi-annually on June 1 and December 1 (the first payment was made on June 1, 2011). In November 2013, the Company redeemed $27.5 million aggregate principal amount of the 7.625% Senior Notes at a price equal to 103% of the principal amount of the notes redeemed, plus accrued interest to the redemption date. As discussed above, In November 2014, the Company redeemed $27.5 million in aggregate principal amount of its 7.625% Senior Notes at a price equal to 103% of their principal amount, plus accrued interest, and in December 2014, the Company redeemed the remaining $220 million in aggregate principal amount of the 7.625% Senior Notes at a price equal to 103.813% of their principal amount, plus accrued interest. The aggregate premiums paid in connection with the redemptions in 2014 was $9.3 million.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $14.8 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of January 1, 2017 and January 3, 2016, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

Deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, net of accumulated amortization, were $1.4 million and $1.9 million, as of January 1, 2017 and January 3, 2016, respectively. The Company amortizes these costs over the life of the related debt. Expenses related to such costs for the years 2016, 2015 and 2014 amounted to $0.5 million, $0.5 million, and $3.8 million, respectively. The expense for 2014 included $2.8 million related to the writedown of debt costs associated with the refinancing actions discussed above.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2016 are as follows:

FISCAL YEAR	AMOUNT
(in thousands)
2017	$15,000
2018	15,000
2019	240,347
2020	0
2021	0
Thereafter	0
$270,347

NOTE 9 – PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of January 1, 2017 and January 3, 2016, there were no shares of preferred stock issued.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

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

The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid dividends totaling $0.22 per share in 2016, $0.18 per share in 2015 and $0.14 per share during 2014, to each share of Common Stock. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its syndicated credit facility, which specifies conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

On October 7, 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. During 2014, the Company repurchased and retired 500,000 shares of common stock at an average purchase price of $15.30 per share. On November 19, 2015, the Board of Directors amended the program to provide that the 500,000 shares of common stock previously approved for repurchases for the 2016 fiscal year may be repurchased by the Company, in management’s discretion, during the period commencing on November 19, 2015 and ending at the conclusion of fiscal year 2016. In the second quarter of 2016, the Company amended the share purchase program to authorize the repurchase of up to $50 million of common stock. This amended program has no specific expiration date. During 2016, the Company repurchased and retired 1,177,600 shares of common stock at a weighted average purchase price of $15.68 per share. During 2015, the Company repurchased and retired 650,000 shares of common stock at an average purchase price of $20.47 per share.

All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders equity for the years 2016, 2015 and 2014.

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 29, 2013	66,311	$6,631	$374,597	$24,226	$(34,082)	$(30,585)
Net income	0	0	0	24,808	0	0
Stock issuances under employee option plans	55	5	381	0	0	0
Other issuances of common stock	489	49	10,361	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(10,410)	0	0	0
Cash dividends paid	0	0	0	(9,297)	0	0
Forfeitures and compensation expense related to stock awards	(387)	(38)	1,293	0	0	0
Share repurchases	(500)	(50)	(7,619)	0	0	0
Pension liability adjustment	0	0	0	0	(15,280)	0
Foreign currency translation adjustment	0	0	0	0	0	(28,351)
Other	0	0	0	0	0	0
Balance, at December 28, 2014	65,968	$6,597	$368,603	$39,737	$(49,362)	$(58,936)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 28, 2014	65,968	$6,597	$368,603	$39,737	$(49,362)	$(58,936)
Net income	0	0	0	72,418	0	0
Stock issuances under employee option plans	39	4	355	0	0	0
Other issuances of common stock	597	59	9,746	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(9,806)	0	0	0
Cash dividends paid	0	0	0	(11,885)	0	0
Forfeitures and compensation expense related to stock awards	(253)	(25)	14,670	0	0	0
Share repurchases	(650)	(65)	(13,241)	0	0	0
Pension liability adjustment	0	0	0	0	6,072	0
Foreign currency translation adjustment	0	0	0	0	0	(32,575)
Other	0	0	0	0	0	0
Balance, at January 3, 2016	65,701	$6,570	$370,327	$100,270	$(43,290)	$(91,511)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at January 3, 2016	65,701	$6,570	$370,327	$100,270	$(43,290)	$(91,511)
Net income	0	0	0	54,162	0	0
Stock issuances under employee plans	17	2	251	0	0	0
Other issuances of common stock	277	28	4,726	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(4,754)	0	0	0
Cash dividends paid	0	0	0	(14,285)	0	0
Forfeitures and compensation expense related to stock awards	(579)	(58)	979	0	0	0
Share Repurchases	(1,178)	(118)	(18,378)	0	0	0
Pension liability adjustment	0	0	0	0	(11,572)	0
Foreign currency translation adjustment	0	0	0	0	0	(19,011)
Windfall tax benefit - share-based payment awards	0	0	6,300	0	0	0
Other	0	0	0	91	0	0
Balance, at January 1, 2017	64,238	$6,424	$359,451	$140,238	$(54,862)	$(110,522)

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

All outstanding stock options vested prior to 2014 and therefore there were no stock option compensation expenses during 2014, 2015 or 2016. The expense for stock options is included in selling, general and administrative expense on the Company’s consolidated statements of operations, as none of these stock options have been issued to production personnel.

The following table summarizes stock options outstanding as of January 1, 2017, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2016	87,500	$8.75
Granted	0	0
Exercised	0	0
Forfeited or cancelled	0	0
Outstanding at January 1, 2017 (a)	87,500	$8.75

Exercisable at January 1, 2017 (b)	87,500	$8.75

(a) At January 1, 2017, the weighted-average remaining contractual life of options outstanding was 2.9 years.

(b) At January 1, 2017, the weighted-average remaining contractual life of options exercisable was 2.9 years.

At January 1, 2017, the aggregate intrinsic values of in-the-money options outstanding and options exercisable were $0.9 million and $0.9 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The intrinsic value of stock options exercised in 2015 and 2014 was $0.4 million and $0.6 million, respectively. The cash proceeds related to stock options exercised in 2015 and 2014 were $0.4 million and $0.4 million, respectively.

The tax benefit recognized with respect to stock options during all presented years was not significant.

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at January 1, 2017	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at January 1, 2017	Weighted Average Exercise Price

$4.01	–	$5.00	40,000	2.0	$4.31	40,000	$4.31
$12.00	–	$14.00	47,500	3.7	12.49	47,500	12.49
			87,500	2.9	$8.75	87,500	$8.75

Restricted Stock Awards

During fiscal years 2016, 2015 and 2014, the Company granted restricted stock awards totaling 277,000, 597,000 and 489,000 shares, respectively, of Common Stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to the vesting of restricted stock was $4.7 million, $13.9 million and $4.0 million for 2016, 2015 and 2014, respectively. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical data regarding actual forfeitures as well as an estimate of future expected forfeitures under our restricted stock grants.

The following table summarizes restricted stock activity as of January 1, 2017, and during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2016	1,470,000	$17.92
Granted	277,000	17.32
Vested	1,009,500	18.46
Forfeited or cancelled	232,500	16.73
Outstanding at January 1, 2017	505,000	$17.05

As of January 1, 2017, the unrecognized total compensation cost related to unvested restricted stock was $2.8 million. That cost is expected to be recognized by the end of 2019.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

The tax benefit recognized with respect to restricted stock during the years 2016, 2015 and 2014 was $2.0 million, $5.5 million and $1.0 million, respectively.

Performance Share Awards

In 2016, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The expense related to these performance shares is captured in selling, general and administrative expense on the consolidated statement of operations.

The following table summarizes the performance shares outstanding as of January 1, 2017, as well as the activity during the year:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2016	0	$0
Granted	444,000	17.21
Vested	17,000	17.22
Forfeited or canceled	58,000	17.22
Outstanding at January 1, 2017	369,000	$17.20

Compensation expense related to the performance shares for 2016 was $1.2 million. Unrecognized compensation expense related to these performance shares was approximately $4.3 million as of January 1, 2017. No performance shares were granted or outstanding during 2015 or 2014. There was no significant tax benefit recognized with regard to the performance shares in 2016.

NOTE 11 – INCOME (LOSS) PER SHARE

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

	Fiscal Year
	2016	2015	2014
Earnings per share:
Basic earnings per share
Distributed earnings	$0.22	$0.18	$0.14
Undistributed earnings	0.61	0.92	0.23
	$0.83	$1.10	$0.37

Diluted earnings per share
Distributed earnings	$0.22	$0.18	$0.14
Undistributed earnings	0.61	0.92	0.23
	$0.83	$1.10	$0.37

The following table presents net income that was attributable to participating securities:

	Fiscal Year

	2016	2015	2014
	(in millions)
Net income	$0.4	$1.6	$0.5

The weighted average shares for basic and diluted EPS were as follows:

	Fiscal Year

	2016	2015	2014
	(in thousands)
Weighted Average Shares Outstanding	64,593	64,557	64,998
Participating Securities	505	1,470	1,391
Shares for Basic Earnings Per Share	65,098	66,027	66,389
Dilutive Effect of Stock Options	38	48	59
Shares for Diluted Earnings Per Share	65,136	66,075	66,448

For all periods presented, there were no stock options excluded from the determination of diluted EPS.

NOTE 12 – RESTRUCTURING CHARGES

In the fourth quarter of 2016, the Company committed to a new restructuring plan in its continuing efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involves (i) a substantial restructuring of the FLOR business model that includes closure of its headquarters office and most retail FLOR stores, (ii) a reduction of approximately 70 FLOR employees and a number of employees in the commercial carpet tile business, primarily in the Americas and Europe regions, and (iii) the write-down of certain underutilized and impaired assets that include information technology assets, intellectual property assets, and obsolete manufacturing, office and retail store equipment.

As a result of this plan, the Company incurred a pre-tax restructuring and asset impairment charge in the fourth quarter of 2016 of $19.8 million. The company expects an additional charge in the first quarter of 2017 of approximately $7-9 million. (The charge in the first quarter of 2017 is primarily related to exit costs associated with the FLOR retail stores, a majority of which are expected to stay open for the first quarter of 2017.)

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2016	Balance at Jan. 1, 2017
	(in thousands)
Workforce Reduction	$10,058	$1,451	$8,607
Asset Impairment	8,019	8,019	0
Lease Exit Costs	1,711	27	1,684

NOTE 13 – TAXES ON INCOME

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR
	2016	2015	2014
	(in thousands)
Current expense/(benefit):
Federal	$6,886	$1,524	$224
Foreign	12,934	9,279	5,555
State	1,633	1,403	712

	21,453	12,206	6,491
Deferred expense/(benefit):
Federal	6,186	19,971	3,856
Foreign	(1,937)	3,795	493
State	(728)	(2,624)	94

	3,521	21,142	4,443

	$24,974	$33,348	$10,934

Income before taxes on income consisted of the following:

	FISCAL YEAR
	2016	2015	2014
	(in thousands)
U.S. operations	$38,357	$58,318	$10,345
Foreign operations	40,779	47,448	25,397

	$79,136	$105,766	$35,742

Deferred income taxes for the years ended January 1, 2017, and January 3, 2016, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company expects to utilize in its 2016 U.S. federal tax return $18.0 million of its federal net operating loss carryforwards from share-based payment awards and has recorded a related tax benefit of $6.3 million to additional paid-in capital in accordance with applicable accounting standards.

At January 1, 2017, the Company had approximately $14 million in U.S. federal net operating loss carryforwards with expiration dates through 2032, of which $14 million is from share-based payment awards. In accordance with applicable accounting standards, a financial statement benefit has not been recorded for the net operating loss carryforward related to the share-based payment awards. The Company’s foreign subsidiaries had approximately $3.8 million in net operating loss carryforwards, the majority of which is available for an unlimited carryforward period. The Company expects to utilize all of its U.S. federal and foreign carryforwards prior to their expiration. The Company had approximately $108.9 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2035. The Company has provided a valuation allowance against $40.2 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $58.7 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2016		2015
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(in thousands)
Basis differences of property and equipment	$0	$14,419	$0	$16,254
Basis difference of intangible assets	978	0	0	368
Foreign currency	0	3,216	0	5,375
Net operating loss carryforwards	3,627	0	5,575	0
Valuation allowances on net operating loss carryforwards	(2,500)	0	(4,457)	0
Federal tax credits	5,711	0	4,580	0
Deferred compensation	26,546	0	26,352	0
Basis difference of inventory	4,009	0	2,390	0
Basis difference of prepaids, accruals and reserves	6,273	0	6,556	0
Pensions	3,435	0	1,075	0
Undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	0	1,704	0	1,226
Basis difference of other assets and liabilities	0	351	0	517

	$48,079	$19,690	$42,071	$23,740

Deferred tax assets and liabilities are included in the accompanying balance sheets as follows:

	FISCAL YEAR
	2016	2015
	(in thousands)
Deferred income taxes (current asset)	$10,030	$8,726
Deferred tax asset (non-current asset)	27,221	20,110
Deferred income taxes (non-current liabilities)	(8,862)	(10,505)
	$28,389	$18,331

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the federal deferred tax assets at January 1, 2017.

As of January 1, 2017, and January 3, 2016, non-current deferred tax assets were reduced by approximately $5.0 million and $14.2 million, respectively, of unrecognized tax benefits.

The Company’s effective tax rate was 31.6%, 31.5% and 30.6% for fiscal years 2016, 2015 and 2014, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 35% to the Company’s actual income tax expense:

	FISCAL YEAR
	2016	2015	2014
	(in thousands)
Income taxes at U.S federal statutory rate	$27,698	$37,018	$12,510
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	1,861	3,003	57
Non-deductible business expenses	538	614	570
Non-deductible employee compensation	361	168	491
Tax effects of Company owned life insurance	(199)	128	(395)
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	463	458	362
Foreign and U.S. tax effects attributable to foreign operations	(3,963)	(3,347)	(3,021)
Valuation allowance effect – State NOL	(1,272)	(3,797)	468
Federal tax credits	(494)	(352)	0
Other	(19)	(545)	(108)
Income tax expense	$24,974	$33,348	$10,934

The Company does not provide for deferred U.S. income taxes on the undistributed earnings of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. as determination of the amount of unrecognized deferred U.S. income tax liability related to the indefinitely reinvested earnings is not practicable because of the complexities associated with its hypothetical calculation. At January 1, 2017, approximately $279 million of undistributed earnings of the Company’s foreign subsidiaries are deemed to be indefinitely reinvested outside of the U.S., on which foreign withholding taxes of approximately $5.9 million would be payable upon remittance. This amount represents the estimated accumulated earnings and profits for all foreign subsidiaries excluding subsidiaries within Canada. Any future dividend distributions of these foreign earnings may be subject to both U.S. federal and state income taxes, as adjusted for foreign tax credits, and withholding taxes payable.

At January 1, 2017, the Company has provided for approximately $1.6 million in U.S. federal income taxes and approximately $0.2 million in foreign withholding taxes on approximately $4.8 million of undistributed earnings from foreign subsidiaries within Canada that are not deemed to be indefinitely reinvested outside of the U.S.

The Company’s federal income tax returns are subject to examination for the years 2003 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2011 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2006 to the present.

As of January 1, 2017 and January 3, 2016, the Company had $27.9 million and $28.3 million, respectively, of unrecognized tax benefits. If the $27.9 million of unrecognized tax benefits as of January 1, 2017 are recognized, there would be a favorable impact on the Company’s effective tax rate in future periods. If the unrecognized tax benefits are not favorably settled, $18.3 million of the total amount of unrecognized tax benefits would require the use of cash in future periods. The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2017, the Company had accrued interest and penalties of $1.4 million, which is included in the total unrecognized tax benefit noted above.

Management believes changes to our unrecognized tax benefits that are reasonably possible in the next 12 months will not have a significant impact on our financial positions or results of operations.  The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	FISCAL YEAR
	2016	2015	2014
	(in thousands)
Balance at beginning of year	$28,271	$27,301	$27,361
Increases related to tax positions taken during the current year	690	641	875
Increases related to tax positions taken during the prior years	148	1,230	1,157
Decreases related to tax positions taken during the prior years	(695)	(194)	(697)
Decreases related to settlements with taxing authorities	0	0	0
Decreases related to lapse of applicable statute of limitations	(403)	(367)	(919)
Changes due to foreign currency translation	(123)	(340)	(476)
Balance at end of year	$27,888	$28,271	$27,301

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At January 1, 2017, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(in thousands)
2017	$36,763
2018	25,044
2019	15,505
2020	10,227
2021	8,106
Thereafter	24,260

Rental expense amounted to approximately $24.5 million, $24.4 million, and $24.6 million for the years 2016, 2015 and 2014, respectively.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 15 – EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $3.1 million, $2.9 million and $2.7 million for the years 2016, 2015 and 2014, respectively. No discretionary contributions were made in 2016, 2015 or 2014.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $28.3 million at January 1, 2017. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values. The value of the insurance instruments was $25.3 million as of January 1, 2017.

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $1.2 million, $2.1 million and $0.1 million for the years 2016, 2015 and 2014, respectively. Plan assets are primarily invested in equity and fixed income securities. The Company uses a year-end measurement date for the plans. As of January 1, 2017, for the European plans, the Company had a net liability recorded of $19.4 million, an amount equal to their underfunded status, and has recorded in Other Comprehensive Income an amount equal to $48.9 million (net of taxes) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards

	FISCAL YEAR
	2016	2015
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$243,717	$275,762
Service cost	1,032	1,061
Interest cost	6,580	8,384
Benefits and expenses paid	(8,551)	(10,004)
Actuarial loss (gain)	73,600	(13,591)
Member contributions	225	239
Currency translation adjustment	(38,790)	(18,134)

Benefit obligation, end of year	$277,813	$243,717

	FISCAL YEAR
	2016	2015
	(in thousands)
Change in plan assets
Plan assets, beginning of year	$239,281	$261,026
Actual return on assets	59,364	753
Company contributions	4,990	5,001
Benefits paid	(8,551)	(10,004)
Currency translation adjustment	(36,719)	(17,496)

Plan assets, end of year	$258,365	$239,280

Reconciliation to balance sheet
Funded status benefit asset/(liability)	$(19,448)	$(4,437)

Net amount recognized	$(19,448)	$(4,437)

Amounts recognized in accumulated other comprehensive income (after tax)
Unrecognized actuarial loss	$49,547	$39,411
Unamortized prior service costs	(311)	(347)
Total amount recognized	$49,236	$39,064

The above disclosure represents the aggregation of information related to the Company’s two defined benefit plans which cover many of its European employees. As of January 1, 2017 and January 3, 2016, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had an accumulated benefit obligation in excess of the plan assets. The other plan, which covers certain employees in Europe (the “Europe Plan”), had assets in excess of the accumulated benefit obligation. The following table summarizes this information as of January 1, 2017 and January 3, 2016.

	END OF FISCAL YEAR
	2016	2015
	(in thousands)
UK Plan
Projected Benefit Obligation	$171,172	$168,178
Accumulated Benefit Obligation	171,172	168,178
Plan Assets	153,132	167,360

Europe Plan
Projected Benefit Obligation	$106,641	$75,539
Accumulated Benefit Obligation	103,242	71,005
Plan Assets	105,233	71,920

	FISCAL YEAR
	2016	2015	2014
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,032	$1,061	$705
Interest cost	6,580	8,384	10,563
Expected return on plan assets	(7,553)	(8,764)	(11,904)
Amortization of prior service cost	33	33	19
Recognized net actuarial (gains)/losses	1076	1,359	648

Net periodic benefit cost	$1,168	$2,073	$31

The Company reconciles the components of net periodic pension expense by comparing the beginning balance of assets and the beginning projected obligation against the assumptions of asset return and interest costs. Any significant differences will be explained. There were no such differences in 2016.

The increase in projected benefit obligation and plan assets in the Europe plan was primarily as a result of a decision by the company to include in the 2016 valuation an additional indexation benefit to plan participants. This additional benefit was a result of favorable asset returns in the past four years and the anticipation that such returns would continue in the future. As a result included in the projected benefit obligation was an indexation benefit of $32.2 million. This additional benefit is not a guarantee to plan participants but the histories of asset performance suggest it will be given to participants and as a result has been included. If asset performance in the future is below management expectations this indexation benefit will be removed. As this indexation benefit is fully financed by excess asset returns the indexation amount has also been included as a plan asset, as without the additional returns there will be no indexation. As a result plan assets increased by the amount of the indexation in 2016. This amount is included in return on plan assets in the table above depicting the increase in asset values. This indexation benefit has been included in plan assets and characterized as a “Level 3” asset for classification purposes.

For 2017, it is estimated that approximately $1.3 million of expenses related to the amortization of unrecognized items will be included in the net periodic benefit cost. During 2016, other comprehensive income was impacted by approximately $21.1 million comprised of actuarial loss of approximately $21.8 million and amortization of $0.7 million.

	FISCAL YEAR
	2016	2015	2014
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	2.7%	3.0%	4.0%
Expected return on plan assets	3.1%	4.0%	4.2%
Rate of compensation	2.0%	2.0%	2.0%
Weighted average assumptions used to determine benefit obligations
Discount rate	2.3%	3.4%	3.2%
Rate of compensation	2.0%	2.0%	2.0%

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

The Company’s foreign defined benefit plans’ fair value of plan assets were in excess of the accumulated benefit obligations. The projected benefit obligations, accumulated benefit obligations and fair value of these plans are as follows:

	FISCAL YEAR
	2016	2015
	(in thousands)
Projected benefit obligation	$277,813	$243,717
Accumulated benefit obligations	274,414	239,183
Fair value of plan assets	258,365	239,280

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at January 1, 2017 or January 3, 2016.

The Company’s actual weighted average asset allocations for 2016 and 2015, and the targeted asset allocation for 2017, of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR
	2017			2016	2015
	Target Allocation			Percentage of Plan Assets at Year End
Asset Category:
Equity Securities	40%	-	50%	43%	49%
Debt and Debt Securities	35%	-	45%	36%	41%
Other	10	-	20%	21%	10%

		100%		100%	100%

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

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of January 1, 2017 and January 3, 2016. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Pension Plan Assets by Category as of January 1, 2017
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$73,042	$80,048	$153,090
Level 2	0	50,364	50,364
Level 3	32,191	22,720	54,911
Total	$105,233	$153,132	$258,365

	Pension Plan Assets by Category as of January 3, 2016
	Europe Plan	UK Plan	Total
		(in thousands)
Level 1	$71,920	$93,846	$165,766
Level 2	0	59,228	59,228
Level 3	0	14,286	14,286
Total	$71,920	$167,360	$239,280

The tables below detail the foreign defined benefit plans’ assets by asset allocation and fair value hierarchy:

	2016
	Level 1	Level 2	Level 3
		(in thousands)
Asset Class
Equity Securities	$110,738	$0	$0
Debt and Debt Securities	37,175	36,378	19,224
Other (including cash)	5,177	13,986	35,687
	$153,090	$50,364	$54,911

	2015
	Level 1	Level 2	Level 3
		(in thousands)
Asset Class
Equity Securities	$117,889	$0	$0
Debt and Debt Securities	45,953	41,725	9,576
Other (including cash)	1,924	17,503	4,710
	$165,766	$59,228	$14,286

With the exception of the $32.2 million indexation asset in 2016, the assets identified as level 3 above in 2016 and 2015 relate to insured annuities and direct lending assets held by the UK Plan. The fair value of these assets was calculated using the present value of the future cash flows due under the insurance annuities and for the direct lending assets the value is based on the asset value from the latest available valuation with adjustments for any drawdowns and distribution payments made between the valuation date and the reporting date. The table below indicates the change in value related to these level 3 assets during 2016:

2016
(in thousands)
Balance of level 3 assets, beginning of year	$14,286
Interest cost	492
Benefits paid	(606)
Assets transferred in to Level 3	11,988
Actuarial gain (loss)	32,429
Translation adjustment	(3,678)
Ending Balance of level 3 assets	$54,911

Actuarial gain (loss) includes the indexation asset of $32.2 million as discussed above.

During 2017, the Company expects to contribute $3.0 million to the plan trust. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR			EXPECTED PAYMENTS
			(in thousands)

2017			$7,907
2018			8,134
2019			8,323
2020			8,532
2021			8,653
2022	-	2026	43,723

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

	FISCAL YEAR
	2016	2015
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$25,860	$24,016
Service cost	440	594
Interest cost	1,269	1,113
Benefits paid	(1,012)	(847)
Actuarial loss (gain)	3,143	984

Benefit obligation, end of year	$29,700	$25,860

The amounts recognized in the consolidated balance sheets are as follows:

	2016	2015
	(in thousands)
Current liabilities	$1,890	$1,009
Non-current liabilities	27,810	24,850
	29,700	$25,859

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	2016	2015
	(in thousands)
Unrecognized actuarial loss	$5,626	$4,226

The accumulated benefit obligation related to the SCP was $29.7 million and $23.6 million as of January 1, 2017 and January 3, 2016, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	2016	2015	2014
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost
Discount rate	4.25%	4.0%	4.5%
Rate of compensation	4.0%	4.0%	4.0%

Assumptions used to determine benefit obligations
Discount rate	3.85%	4.25%	4.0%
Rate of compensation	4.0%	4.0%	4.0%

Components of net periodic benefit cost
Service cost	$440	$594	$500
Interest cost	1,269	1,113	1,072
Amortizations	811	522	291

Net periodic benefit cost	$2,520	$2,229	$1,863

The changes in other comprehensive income during 2016 related to this Plan were approximately $1.4 million, after tax, primarily comprised of a net loss during the period of $1.9 million and amortization of loss of $0.5 million.

For 2017, the Company estimates that approximately $0.4 million of expenses related to the amortization of unrecognized items will be included in net periodic benefit cost for the SCP.

During 2016, the Company contributed $1.0 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR			EXPECTED PAYMENTS
			(in thousands)
2017			$1,890
2018			2,029
2019			2,029
2020			2,029
2021			2,029
2022	-	2026	9,859

NOTE 16 – ENTERPRISE-WIDE DISCLOSURES

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA-PACIFIC	TOTAL
	(in thousands)
2016
Net Sales	$568,138	$241,463	$149,016	$958,617
Depreciation and amortization	14,639	5,698	8,729	29,066
Total assets	237,900	261,182	238,317	737,399

2015
Net Sales	$593,163	$262,671	$146,029	$1,001,863
Depreciation and amortization	15,390	5,007	9,167	29,564
Total assets	223,085	249,241	175,940	648,266

2014
Net Sales	$573,458	$276,845	$153,600	$1,003,903
Depreciation and amortization	14,719	4,803	9,412	28,934

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	FISCAL YEAR ENDED
	2016	2015	2014
	(in thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$29,066	$29,564	$28,934
Corporate depreciation and amortization	1,566	1,239	1,743

Reported depreciation and amortization	$30,632	$30,803	$30,677

ASSETS
Total segment assets	$737,399	$648,266
Corporate assets and eliminations	102,174	108,283

Reported total assets	$839,573	$756,549

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2016, 2015 and 2014 were approximately 48%, 48% and 51%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. With the exception of the United States, no one country represented more than 10% of the Company’s net sales. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	FISCAL YEAR
	2016	2015	2014
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$501,206	$520,375	$487,001
United Kingdom	58,266	72,445	83,182
Australia	78,141	76,600	79,922
Other foreign countries	321,004	332,443	353,798

Net sales	$958,617	$1,001,863	$1,003,903

LONG-LIVED ASSETS(2)
United States	$79,365	$79,279
United Kingdom	8,122	10,653
Netherlands	43,907	42,808
Australia	44,209	47,557
China	9,675	11,733
Other foreign countries	19,230	19,459

Total long-lived assets	$204,508	$211,489

(1) Revenue attributed to geographic areas is based on the location of the customer.

(2) Long-lived assets include tangible assets physically located in foreign countries.

NOTE 17 – QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

The following tables set forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Common Stock. The prices represent the reported high and low sale prices during the period presented.

	FISCAL YEAR 2016
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER(1)
	(in thousands, except per share data)
Net sales	$222,554	$248,207	$248,349	$239,507
Gross profit	86,632	99,126	92,918	89,968
Net income	12,894	20,657	15,904	4,707

Basic income per share	$0.20	$0.32	$0.25	$0.07

Diluted income per share	$0.20	$0.32	$0.25	$0.07

Share prices
High	$18.99	$18.71	$18.45	$19.10
Low	$13.70	$14.56	$15.02	$14.59

(1) Results for the fourth quarter of 2016 include restructuring and asset impairment charges of $19.8 million.

	FISCAL YEAR 2015
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(in thousands, except per share data)
Net sales	$236,904	$263,637	$254,686	$246,636
Gross profit	85,432	101,252	97,966	98,239
Net income	12,322	21,722	20,127	18,247

Basic income per share	$0.19	$0.33	$0.31	$0.28

Diluted income per share	$0.19	$0.33	$0.31	$0.28

Share prices
High	$21.38	$25.59	$27.17	$24.44
Low	$15.13	$19.86	$22.13	$17.89

NOTE 18 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During 2016, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The only reclassifications that occurred in that period were comprised of $1.9 million related to the Company’s defined retirement benefit plans and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated statement of operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Interface, Inc. and Subsidiaries as of January 1, 2017 and January 3, 2016 and the related consolidated statements of operations and comprehensive income and cash flows for each of the three years in the period ended January 1, 2017. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface, Inc. and Subsidiaries at January 1, 2017 and January 3, 2016, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2017, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interface, Inc. and Subsidiaries’ internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 2, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

We have audited Interface, Inc. and Subsidiaries’ internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interface, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Interface, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interface, Inc. and Subsidiaries as of January 1, 2017 and January 3, 2016, and the related consolidated statements of operations and comprehensive income, and cash flows for each of the three years in the period ended January 1, 2017 and our report dated March 2, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 2, 2017

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, pursuant to Rule 13a-14(c) under the Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on that assessment, management concluded that, as of January 1, 2017, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B.      OTHER INFORMATION

None

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2016 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

We have adopted the “Interface Code of Business Conduct and Ethics” (the “Code”) which applies to all of our employees, officers and directors, including the Chief Executive Officer and principal financial officer. The Code may be viewed on our website at www.interface.com. Changes to the Code will be posted on our website. Any waiver of the Code for executive officers or directors may be made only by our Board of Directors and will be disclosed to the extent required by law or Nasdaq rules on our website or in a filing on Form 8-K.

ITEM 11.       EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2016 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2016 fiscal year, is incorporated herein by reference.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2016 fiscal year, is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2016 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income — fiscal years ended January 1, 2017, January 3, 2016 and December 28, 2014.

Consolidated Balance Sheets — January 1, 2017 and January 3, 2016.

Consolidated Statements of Cash Flows — fiscal years ended January 1, 2017, January 3, 2016 and December 28, 2014.

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

Bylaws, as amended and restated February 22, 2017 (included as Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 27, 2017, previously filed with the Commission and incorporated herein by reference).

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

Form of Salary Continuation Agreement, dated as of January 1, 2008 (as used for Daniel T. Hendrix and Raymond S. Willoch) (included as Exhibit 99.5 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

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

10.10	—

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

10.11	—

Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.12	—

Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix, Jay D. Gould, Patrick C. Lynch, and Raymond S. Willoch) (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

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

Syndicated Facility Agreement, dated as of October 22, 2013, among Interface, Inc., certain subsidiaries of the Company as borrowers, certain subsidiaries of the Company as guarantors, Bank of America, N.A. as Administrative Agent, The Royal Bank of Scotland, as Syndication Agent, and SunTrust Bank and Regions Bank, as Co-Documentation Agents, and the other lenders party thereto (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on October 23, 2013, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of October 3, 2014 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on October 7, 2014, previously filed with the Commission and incorporated herein by reference); and Consent Agreement related thereto, dated as of November 8, 2016.

10.16	—

Security and Pledge Agreement, dated as of October 22, 2013, among Interface, Inc., certain subsidiaries of the Company as obligors, and Bank of America, N.A. as Administrative Agent (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on October 23, 2013, previously filed with the Commission and incorporated herein by reference).

21	—	Subsidiaries of the Company.
23	—	Consent of BDO USA, LLP.
24	—	Power of Attorney (see signature page of this Report).
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017.
31.2	—	Certification of principal financial officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017.
32.1	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

32.2	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by principal financial officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

ITEM 16.      FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Interface, Inc. and Subsidiaries

Atlanta, Georgia

The audits referred to in our report dated March 2, 2017 relating to the consolidated financial statements of Interface, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, also included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Atlanta, Georgia

March 2, 2017

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
January 1, 2017	$4,479	$(243)	$0	$456	$3,780
January 3, 2016	5,896	212	0	1,629	4,479
December 28, 2014	7,646	(730)	0	1,020	5,896

______________

(A) Includes changes in foreign currency exchange rates.

(B) Write off of bad debt, and recovering of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS(B)	COLUMN D DEDUCTIONS (DESCRIBE) (C)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year Ended:
January 1, 2017	$104	$11,769	$8,019	$1,582	$10,291
January 3, 2016	7,179	(481)	0	6,594	104
December 28, 2014	519	9,315	2,717	2,655	7,179

______________

(A) Includes changes in foreign currency exchange rates.

(B) Direct reduction of asset carrying value, not included in restructuring reserve.

(C) Cash payments.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty and Sales Allowances Reserves:
Year ended:
January 1, 2017	$4,759	$3,149	$0	$2,379	$5,529
January 3, 2016	3,954	2,584	0	1,779	4,759
December 28, 2014	4,935	457	0	1,438	3,954

______________

(A) Includes changes in foreign currency exchange rates.

(B) Represents credits and costs applied against reserve and adjustments to reflect actual exposure.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Inventory Reserves:
Year ended:
January 1, 2017	$15,467	$4,736	$0	$2,578	$17,625
January 3, 2016	14,784	3,758	0	3,075	15,467
December 28, 2014	13,416	4,819	0	3,451	14,784

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

Date: March 2, 2017		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
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

Signature	Capacity	Date

/s/ DANIEL T. HENDRIX	Chairman of the Board, Chief Executive Officer	March 2, 2017
Daniel T. Hendrix	and Director (Principal Executive Officer and Principal Financial Officer)

/s/ JOHN P. BURKE	Director	March 2, 2017
John P. Burke

/s/ ANDREW B. COGAN	Director	March 2, 2017
Andrew B. Cogan

/s/ CARL I. GABLE	Director	March 2, 2017
Carl I. Gable

/s/ JAY D. GOULD	Director	March 2, 2017
Jay D. Gould

/s/ CHRISTOPHER G. KENNEDY	Director	March 2, 2017
Christopher G. Kennedy

/s/ K. DAVID KOHLER	Director	March 2, 2017
K. David Kohler

/s/ ERIN A. MATTS	Director	March 2, 2017
Erin A. Matts

/s/ JAMES B. MILLER, JR.	Director	March 2, 2017
James B. Miller, Jr.

/s/ SHERYL D. PALMER	Director	March 2, 2017
Sheryl D. Palmer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.15	Consent Agreement, dated as of November 8, 2016
21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017.
31.2	Certification of principal financial officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017.
32.1

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

32.2

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by principal financial officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document