Form 10-Q
period 2017-04-02
INTERFACE INC
filed 2017-05-11
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 2, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Shares outstanding of each of the registrant's classes of common stock at May 5, 2017:

Class	Number of Shares
Common Stock, $.10 par value per share	62,808,165

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	APRIL 2, 2017	JANUARY 1, 2017
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$80,046	$165,672
Accounts Receivable, net	116,674	126,004
Inventories	177,725	156,083
Prepaid Expenses and Other Current Assets	26,790	23,123
TOTAL CURRENT ASSETS	401,235	470,882

PROPERTY AND EQUIPMENT, less accumulated depreciation	204,442	204,508
DEFERRED TAX ASSET	38,108	33,117
GOODWILL	63,033	61,218
OTHER ASSETS	66,912	65,714
TOTAL ASSETS	$773,730	$835,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$48,316	$45,380
Current Portion of Long-Term Debt	15,000	15,000
Accrued Expenses	92,307	98,703
TOTAL CURRENT LIABILITIES	155,623	159,083

LONG-TERM DEBT	208,035	255,347
DEFERRED INCOME TAXES	5,024	4,728
OTHER	74,019	75,552
TOTAL LIABILITIES	442,701	494,710

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,276	6,424
Additional Paid-In Capital	329,228	359,451
Retained Earnings	150,811	140,238
Accumulated Other Comprehensive Income (Loss) – Foreign Currency Translation Adjustment	(99,492)	(110,522)
Accumulated Other Comprehensive Income (Loss) – Pension Liability	(55,794)	(54,862)
TOTAL SHAREHOLDERS’ EQUITY	331,029	340,729
	$773,730	$835,439

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	APRIL 2, 2017	APRIL 3, 2016

NET SALES	$221,102	$222,554
Cost of Sales	133,300	135,922

GROSS PROFIT ON SALES	87,802	86,632
Selling, General and Administrative Expenses	65,175	65,605
Restructuring and Asset Impairment Charges	7,299	0
OPERATING INCOME	15,328	21,027

Interest Expense	1,617	1,519
Other Expense	933	449

INCOME BEFORE INCOME TAX EXPENSE	12,778	19,059
Income Tax Expense	4,231	6,165

Net Income	$8,547	$12,894

Earnings Per Share – Basic	$0.13	$0.20

Earnings Per Share – Diluted	$0.13	$0.20

Common Shares Outstanding – Basic	64,081	65,685
Common Shares Outstanding – Diluted	64,123	65,723

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 2, 2017	APRIL 3, 2016

Net Income	$8,547	$12,894
Other Comprehensive Income, Foreign Currency Translation Adjustment	11,030	9,379
Other Comprehensive Income (Loss), Pension Liability Adjustment	(932)	608
Comprehensive Income	$18,645	$22,881

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 2, 2017	APRIL 3, 2016
OPERATING ACTIVITIES:
Net income	$8,547	$12,894
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,244	7,517
Stock compensation amortization expense	1,115	1,258
Deferred income taxes and other	920	1,946
Working capital changes:
Accounts receivable	11,661	13,242
Inventories	(18,610)	(9,387)
Prepaid expenses and current assets	(3,313)	(63)
Accounts payable and accrued expenses	(1,169)	(27,079)

CASH PROVIDED BY OPERATING ACTIVITIES	7,395	328

INVESTING ACTIVITIES:
Capital expenditures	(8,494)	(4,461)
Other	(389)	(270)

CASH USED IN INVESTING ACTIVITIES	(8,883)	(4,731)

FINANCING ACTIVITIES:
Repayments of long-term debt	(50,511)	(2,500)
Borrowing of long-term debt	0	20,167
Tax withholding payments for share-based compensation	(1,447)	(4,624)
Dividends paid	(3,806)	(3,273)
Repurchase of common stock	(31,061)	(75)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	(86,825)	9,695

Net cash provided by (used in) operating, investing and financing activities	(88,313)	5,292
Effect of exchange rate changes on cash	2,687	2,224

CASH AND CASH EQUIVALENTS:
Net change during the period	(85,626)	7,516
Balance at beginning of period	165,672	75,696

Balance at end of period	$80,046	$83,212

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended January 1, 2017, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 1, 2017 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Each of the first quarters of 2017 and 2016 were comprised of 13 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	April 2, 2017	January 1, 2017
	(In thousands)
Finished Goods	$121,212	$104,742
Work in Process	8,484	8,711
Raw Materials	48,029	42,630
	$177,725	$156,083

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

	Three Months Ended
	April 2, 2017	April 3, 2016
Earnings Per Share:

Basic Earnings Per Share:
Distributed Earnings	$0.06	$0.05
Undistributed Earnings	0.07	0.15
Total	$0.13	$0.20

Diluted Earnings Per Share:
Distributed Earnings	$0.06	$0.05
Undistributed Earnings	0.07	0.15
Total	$0.13	$0.20

Basic earnings per share	$0.13	$0.20
Diluted earnings per share	$0.13	$0.20

The following table presents net income that was attributable to participating securities.

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In millions)
Net Income Attributable to Participating Securities	$0.1	$0.1

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Weighted Average Shares Outstanding	63,635	65,107
Participating Securities	446	578
Shares for Basic Earnings Per Share	64,081	65,685
Dilutive Effect of Stock Options	42	38
Shares for Diluted Earnings Per Share	64,123	65,723

For the three months ended April 2, 2017, and April 3, 2016, there were no stock options or participating securities excluded from the computation of diluted EPS.

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

As of April 2, 2017, the Company had outstanding $181.3 million of term loan borrowing and $41.8 million of revolving loan borrowings under the Facility, and had $2.6 million in letters of credit outstanding under the Facility. As of April 2, 2017, the weighted average interest rate on borrowings outstanding under the Facility was 2.5%.

The Company is required to make quarterly amortization payments of the term loan borrowing. The amortization payments are due on the last day of the calendar quarter. The quarterly amortization payment amount was $3.75 million for the first quarter of 2017 and will remain this amount for all future quarters until maturity.

The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $9.8 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of April 2, 2017, there were no borrowings outstanding under these lines of credit.

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

All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first quarter of 2017 or 2016.

As of April 2, 2017, there were 87,500 stock options outstanding and exercisable, at an average exercise price of $8.75 per share. There were no stock options granted in 2017 or 2016. There were no exercises or forfeitures of stock options in the first quarter of 2017. The aggregate intrinsic value of the outstanding and exercisable stock options was $0.9 million as of April 2, 2017.

Restricted Stock Awards

During the three months ended April 2, 2017 and April 3, 2016, the Company granted restricted stock awards for 200,000 and 242,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $0.6 million and $1.0 million for the three months ended April 2, 2017, and April 3, 2016, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of April 2, 2017, as well as activity during the three months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	504,500	$17.05
Granted	200,000	17.75
Vested	255,500	16.50
Forfeited or canceled	3,000	16.70
Outstanding at April 2, 2017	446,000	$17.69

As of April 2, 2017, the unrecognized total compensation cost related to unvested restricted stock was $5.8 million. That cost is expected to be recognized by the end of 2020.

Performance Share Awards

In 2017 and 2016, the Company issued awards of performance shares to certain employees. These awards will vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the performance shares outstanding as of April 2, 2017, as well as the activity during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	368,500	$17.20
Granted	329,000	17.75
Vested	1,000	17.22
Forfeited or canceled	2,500	17.22
Outstanding at April 2, 2017	694,000	$17.46

Compensation expense related to the performance shares was $0.5 million and $0.3 million for the three months ended April 2, 2017, and April 3, 2016, respectively. Unrecognized compensation expense related to these performance shares was approximately $9.7 million as of April 2, 2017.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended April 2, 2017 and April 3, 2016, respectively:

	Three Months Ended
Defined Benefit Retirement Plans (Europe)	April 2, 2017	April 3, 2016
	(In thousands)
Service cost	$384	$258
Interest cost	1,334	1,720
Expected return on assets	(1,586)	(1,997)
Amortization of prior service costs	0	27
Recognized net actuarial (gains)/losses	309	184
Net periodic benefit cost	$441	$192

	Three Months Ended
Salary Continuation Plan (SCP)	April 2, 2017	April 2, 2016
	(In thousands)
Service cost	$0	$111
Interest cost	313	317
Amortization of prior service cost	0	0
Amortization of (gain)/loss	91	202
Net periodic benefit cost	$404	$630

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(in thousands)
Three Months Ended April 2, 2017:

Net Sales	$131,762	$56,019	$33,321	$221,102
Depreciation and amortization	3,368	1,251	2,157	6,776
Total assets	247,266	228,860	243,625	719,751

Three Months Ended April 3, 2016:

Net Sales	$130,417	$57,958	$34,179	$222,554
Depreciation and amortization	3,657	1,274	2,216	7,147

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
DEPRECIATION AND AMORTIZATION	April 2, 2017	April 3, 2016
	(In thousands)
Total segment depreciation and amortization	$6,776	$7,147
Corporate depreciation and amortization	1,468	370

Reported depreciation and amortization	$8,244	$7,517

ASSETS	April 2, 2017
(In thousands)
Total segment assets	$719,751
Corporate assets and eliminations	53,979

Reported total assets	$773,730

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $1.6 million and $1.1 million for the three month periods ended April 2, 2017, and April 3, 2016, respectively. Income tax payments amounted to $4.7 million and $4.8 million for the three month periods ended April 2, 2017, and April 3, 2016, respectively.

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

In July 2015, the FASB issued an accounting standard to simplify the accounting for inventory. This standard requires all inventories to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of this new standard did not have any significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued an accounting standard which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This standard does not change the existing requirement that only permits offsetting within a jurisdiction. The amendments in the standard may be applied either prospectively or retrospectively to all prior periods presented. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company adopted this standard in the first quarter of 2017, and recorded a reduction of current assets of $10.0 million and a corresponding increase in long term assets of $5.9 million as well as a reduction of long term liabilities of $4.1 million. The Company applied this standard retrospectively and as a result has adjusted the balance sheet as of the end of 2016 by these amounts as well.

In March 2016, the FASB issued an accounting standard update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current U.S. GAAP practice, or account for forfeitures when they occur.  This update will be effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting period. The element of the new standard that will have the most impact on the Company’s financial statements will be income tax consequences. Excess tax benefits and tax deficiencies on stock-based compensation awards will now be included in the tax provision within the consolidated statement of operations as discrete items in the reporting period in which they occur, rather than the current accounting of recording in additional paid-in capital on the consolidated balance sheet. The adoption of this standard resulted in an increase in deferred tax assets of approximately $5.8 million, with a corresponding increase to equity accounts. There was an impact of this standard on the consolidated statement of cash flows upon adoption, as under the standard when an employer withholds shares for tax withholding purposes those related tax payments will be treated as financing activities, not as operating activities. Upon adoption in the first quarter of 2017, this has resulted in a reclassification of $4.6 million of such tax payments in the first quarter of 2016 from operating activities to financing activities. The Company has elected to continue our current policy of estimating forfeitures of stock-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures, which is allowable under the new standard.

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

NOTE 10 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first three months of 2017, the Company increased its liability for unrecognized tax benefits by $0.3 million. As of April 2, 2017, the Company had accrued approximately $28.2 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of April 2, 2017 reflects a reduction for $5.0 million of these unrecognized tax benefits.

NOTE 11 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first quarter of 2017, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.4 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

NOTE 12 – REPURCHASE OF COMMON STOCK

In the fourth quarter of 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. In the second quarter of 2016, the Company amended the share purchase program to authorize the repurchase of up to $50 million of common stock, with no specific expiration date. During the first three months of 2017, the Company repurchased and retired 1,601,896 shares of common stock at a weighted average purchase price of $19.36 per share. These repurchases completed the $50 million repurchase plan.

On April 26, 2017, subsequent to the end of the first quarter, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The new program is subject to obtaining an amendment of the Company’s Syndicated Credit Facility to permit the repurchase of the fully authorized amount, and the program has no specific expiration date.

NOTE 13 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

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

As a result of this plan, the Company incurred a pre-tax restructuring and asset impairment charge in the fourth quarter of 2016 of $19.8 million. In the first quarter of 2017, the Company recorded an additional charge of $7.3 million, primarily related to exit costs associated with the closure of most FLOR retail stores in the first quarter of 2017. The charge in the first quarter of 2017 was comprised of lease exit costs of $3.4 million, asset impairment charges of $3.3 million and severance charges of $0.6 million.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2016	Costs Incurred in 2017	Balance at April, 2, 2017
	(in thousands)
Workforce Reduction	$10,652	$1,451	$2,739	$6,462
Asset Impairment	11,319	8,019	3,300	0
Lease Exit Costs	5,116	27	1,102	3,987

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, April 2, 2017, and the comparable period of 2016 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

During the quarter ended April 2, 2017, net sales were $221.1 million compared with net sales of $222.6 million in the first quarter last year. Fluctuations in currency exchange rates had a negative impact of approximately $2.3 million on sales for the 2017 first quarter compared with the prior year period.

During the first quarter of 2017, net income was $8.5 million, or $0.13 per diluted share, compared with net income of $12.9 million, or $0.20 per diluted share, in the first quarter last year. The first quarter of 2017 includes $7.3 million of restructuring and asset impairment charges as a continuation of the plans announced for the fourth quarter of 2016, primarily relating to our closing of the majority of our FLOR retail stores.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended April 2, 2017 and April 3, 2016, respectively:

	Three Months Ended
	April 2, 2017	April 3, 2016

Net sales	100.0%	100.0%
Cost of sales	60.3	61.1
Gross profit on sales	39.7	38.9
Selling, general and administrative expenses	29.5	29.5
Restructuring and Asset Impairment Charge	3.3	0.0
Operating income	6.9	9.4
Interest/Other expense	1.1	0.9
Income before tax expense	5.8	8.6
Income tax expense	1.9	2.8
Net income	3.9	5.8

Net Sales

Below is information regarding net sales, and analysis of those results, for the three-month periods ended April 2, 2017, and April 3, 2016, respectively.

	Three Months Ended		Percentage
	April 2, 2017	April 3, 2016	Change
	(In thousands)
Net Sales	$221,102	$222,554	(0.7%)

For the quarter ended April 2, 2017, net sales declined $1.5 million (0.7%) versus the comparable period in 2016. Currency fluctuations had an approximately $2.3 million (1.1%) negative impact on first quarter 2017 sales compared to the first quarter of 2016. This negative impact was felt in Europe due to the weakness of the British Pound and Euro as compared to the prior year period, somewhat offset by a strengthening of the Australian dollar. On a geographic basis, sales increased in the Americas (up 1%). Due to the currency impacts described above, sales in Europe were down 3% (in local currencies, however, sales in Europe were up nearly 3%). In Asia-Pacific, sales were down 2.5%. In the Americas, the sales increase was in non-corporate office markets, with government and hospitality having the most significant advances, partially offset by a decline in the corporate office market. We also experienced a small increase in sales in the Americas as a result of our entry into the modular resilient flooring market, with a luxury vinyl tile (LVT) offering in the first quarter of 2017. Our FLOR residential business experienced a 7% increase, due to higher web-based sales in the quarter. In Europe, in local currencies, corporate office sales experienced a small increase, partially offset by declines in non-office markets, with the retail segment showing the largest decline. Sales in Asia-Pacific were down as a result of softer conditions in Asia, which experienced an 11% decrease, with China being the most significant decline. This was partially offset by an increase in Australia (5% increase in U.S. dollars). The increase in Australia was aided by currency, as in local currency the increase in Australia was approximately 1%. Within the Asia-Pacific region, the decline was most significant in the corporate office segment, which comprises the majority of the region’s sales. The decline was tempered by increased sales in non-office markets, with education showing the largest improvement versus the first quarter of 2016.

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses for the three-month periods ended April 2, 2017, and April 3, 2016, respectively:

	Three Months Ended		Percentage
Cost and Expenses	April 2, 2017	April 3, 2016	Change
	(In thousands)
Cost of sales	$133,300	$135,922	(1.9%	)
Selling, general and administrative expenses	65,175	65,605	(0.7%	)
Total	$198,475	$201,527	(1.5%	)

For the quarter ended April 2, 2017, cost of sales declined $2.6 million (1.9%) as compared to the first quarter of 2016. Currency rate changes had less than 1% impact on the comparison. The decrease in costs of sales was partially due to lower sales of 0.7% for the quarter. The remainder of the decline in cost of sales for the period was a result of (1) lower raw materials costs compared to the first quarter of 2016, particularly yarn prices, which comprise the largest percentage of our raw material input, and (2) productivity enhancements related to both our restructuring actions as well as process improvement centered around our manufacturing initiatives, particularly in the Americas and Europe. As a result of these factors, cost of sales declined to 60.3% as a percentage of sales for the first quarter of 2017, compared with 61.1% for the comparable period of 2016. We do, however, expect that cost of sales as a percentage of sales will increase for the balance of 2017 as (1) raw material prices are expected to increase beginning in the second quarter, and (2) with the closure of the majority of FLOR retail stores, our cost of sales as a percentage of sales will increase as the FLOR retail sales typically generated higher gross margin compared to our commercial carpet business.

For the quarter ended April 2, 2017, selling, general and administrative (“SG&A”) expenses declined $0.4 million (0.7%) versus the comparable period in 2016. Fluctuations in currency exchange rates did not have a significant impact on this comparison between periods. While the overall change in SG&A expenses was not significant as compared to the first quarter of 2016, there was an approximately $2 million total increase in incentive compensation and selling expenses, particularly related to the rollout of our new LVT product offerings. These increases were entirely offset by savings from our transition to certain centralized functions, as well as savings from our restructuring actions in the fourth quarter of 2016. As a percentage of sales, SG&A expenses remained consistent at 29.5% of sales for each of the first quarters of 2017 and 2016.

Interest Expense

For the three-month period ended April 2, 2017, interest expense increased by $0.1 million to $1.6 million, versus $1.5 million for the three-month period ended April 3, 2016. The reason for the increase was higher daily average outstanding borrowings under our Syndicated Credit Facility during the first quarter of 2017 compared to the first quarter of 2016.

Liquidity and Capital Resources

General

At April 2, 2017, we had $80.0 million in cash. At that date, we had $181.3 million in term loan borrowings, $41.8 million of revolving loan borrowings and $2.6 million in letters of credit outstanding under the Syndicated Credit Facility. As of April 2, 2017, we could have incurred $205.6 million of additional borrowings under the Syndicated Credit Facility. In addition, we could have incurred an additional $9.8 million of borrowings under other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

We exited the quarter ended April 2, 2017, with $80.0 million in cash, a decrease of $85.6 million during the first three months of the year. The decrease in cash was primarily a result of cash outflows for financing activities, with the most significant factors being (1) $50.5 million of cash used to repay borrowings under the Syndicated Credit Facility including a required amortization payment of $3.8 million, (2) $31.1 million of cash used to repurchase and retire 1.6 million shares of our outstanding common stock, (3) $8.5 million for capital expenditures, and (4) $3.8 million for the payment of dividends. These uses were partially offset by $7.4 million of cash generated by operating activities. The factors driving the cash from operations were (1) $8.5 million of net income for the period, and (2) $11.7 of cash received due to a reduction in accounts receivable. These inflows were partially offset by operating cash outflows of $18.6 million used to purchase inventory and $3.3 million used for an increase in prepaid expenses and other assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, under Item 7A of that Form 10-K. The discussion here focuses on the quarter ended April 2, 2017, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At April 2, 2017, we recognized an $11.0 million increase in our foreign currency translation adjustment account compared to January 1, 2017, primarily because of the strengthening of the Euro and Australian dollar against the U.S. dollar as of the end of the first quarter of 2017 compared to the end of 2016.

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

Because the debt outstanding under our Syndicated Credit Facility has variable interest rates based on an underlying prime lending rate or LIBOR rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate or LIBOR rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Item 7A of our Annual Report on Form 10-K for the year ended January 1, 2017.

As of April 2, 2017, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.5 million or an increase in the fair value of our financial instruments of $10.4 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the first quarter of 2017. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended April 2, 2017:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

January 2-31, 2017(3)	5,665	$18.47	0	31,614,891
February 1-28, 2017(3)	328,203	18.93	259,608	26,618,469
March 1-31, 2017(3)	1,343,254	19.39	1,342,288	553,504
April 1-2, 2017	0	0.00	0	553,504
Total	1,677,122	$19.30	1,601,896	553,504

(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2017, which commenced January 2, 2017 and ended April 2, 2017.

(2) In April 2016, the Company amended its share purchase program to authorize the repurchase of up to $50 million of common stock. Although a balance of approximately $0.5 million remained in the program as of the end of the first quarter of 2017, the Company considered the program to be completed.

(3) Includes shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous grants of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1	Form of Restricted Stock Agreement for executive officers
10.2	Form of Performance Share Agreement for executive officers
10.3	Form of Restricted Stock Agreement for directors
10.4	Employment Agreement of Daniel T. Hendrix dated as of March 3, 2017 (included as Exhibit 99.1 to the Company's current report on Form 8-K filed on April 6, 2017, previously filed with the Commission and incorporated herein by reference).
10.5	Amended and Restated Employment and Change in Control Agreement of Jay D. Gould dated as of March 3, 2017 (included as Exhibit 99.1 to the Company's current report on Form 8-K filed on April 14, 2017, previously filed with the Commission and incorporated herein by reference).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 11, 2017	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann
Vice President
(Principal Financial Officer)

EXHIBITS INCLUDED HEREWITH

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1	Form of Restricted Stock Agreement for executive officers
10.2	Form of Performance Share Agreement for executive officers
10.3	Form of Restricted Stock Agreement for directors
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.