Form 10-Q
period 2017-07-02
INTERFACE INC
filed 2017-08-10
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 2, 2017

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ Emerging Growth Company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at August 1, 2017:

Class	Number of Shares
Common Stock, $.10 par value per share	61,559,932

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JULY 2, 2017	JANUARY 1, 2017
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$66,783	$165,672
Accounts Receivable, net	136,609	126,004
Inventories	182,808	156,083
Prepaid Expenses and Other Current Assets	24,155	23,123
TOTAL CURRENT ASSETS	410,355	470,882

PROPERTY AND EQUIPMENT, less accumulated depreciation	208,725	204,508
DEFERRED TAX ASSET	32,522	33,117
GOODWILL	66,172	61,218
OTHER ASSETS	66,170	65,714
TOTAL ASSETS	$783,944	$835,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$49,799	$45,380
Current Portion of Long-Term Debt	15,000	15,000
Accrued Expenses	92,068	98,703
TOTAL CURRENT LIABILITIES	156,867	159,083

LONG-TERM DEBT	215,425	255,347
DEFERRED INCOME TAXES	5,195	4,728
OTHER	74,522	75,552
TOTAL LIABILITIES	452,009	494,710

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,158	6,424
Additional Paid-In Capital	305,331	359,451
Retained Earnings	167,980	140,238
Accumulated Other Comprehensive Income (Loss) – Foreign Currency Translation Adjustment	(89,692)	(110,522)
Accumulated Other Comprehensive Income (Loss) – Pension Liability	(57,842)	(54,862)
TOTAL SHAREHOLDERS’ EQUITY	331,935	340,729
	$783,944	$835,439

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 2, 2017	JULY 3, 2016	JULY 2, 2017	JULY 3, 2016

NET SALES	$251,700	$248,207	$472,802	$470,761
Cost of Sales	153,803	149,081	287,103	285,003

GROSS PROFIT ON SALES	97,897	99,126	185,699	185,758
Selling, General and Administrative Expenses	64,852	67,328	130,027	132,933
Restructuring and Asset Impairment Charges	0	0	7,299	0
OPERATING INCOME	33,045	31,798	48,373	52,825

Interest Expense	1,682	1,590	3,299	3,109
Other Expense (Income)	232	(116)	1,165	333

INCOME BEFORE INCOME TAX EXPENSE	31,131	30,324	43,909	49,383
Income Tax Expense	10,193	9,667	14,424	15,832

NET INCOME	$20,938	$20,657	$29,485	$33,551

Earnings Per Share – Basic	$0.33	$0.32	$0.46	$0.51

Earnings Per Share – Diluted	$0.33	$0.32	$0.46	$0.51

Common Shares Outstanding – Basic	62,789	65,367	63,432	65,526
Common Shares Outstanding – Diluted	62,832	65,405	63,474	65,564

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 2, 2017	JULY 3, 2016	JULY 2, 2017	JULY 3, 2016

Net Income	$20,938	$20,657	$29,485	$33,551
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	9,800	(8,311)	20,830	1,068
Other Comprehensive Income (Loss), Pension Liability Adjustment	(2,048)	2,190	(2,980)	2,798
Comprehensive Income	$28,690	$14,536	$47,335	$37,417

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED

	JULY 2, 2017	JULY 3, 2016
OPERATING ACTIVITIES:
Net Income	$29,485	$33,551
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	14,422	14,960
Stock Compensation Amortization Expense	1,821	2,349
Deferred Income Taxes and Other	2,870	4,490
Working Capital Changes:
Accounts Receivable	(6,288)	1,668
Inventories	(21,087)	(6,169)
Prepaid Expenses and Other Current Assets	(667)	(574)
Accounts Payable and Accrued Expenses	1,389	(15,731)

CASH PROVIDED BY OPERATING ACTIVITIES:	21,945	34,544

INVESTING ACTIVITIES:
Capital Expenditures	(15,352)	(12,752)
Other	306	1,585

CASH USED IN INVESTING ACTIVITIES:	(15,046)	(11,167)

FINANCING ACTIVITIES:
Repayments of Long-Term Debt	(54,675)	(10,000)
Borrowing of Long-Term Debt	10,000	20,167
Tax withholding payments for share-based compensation	(1,406)	(4,629)
Repurchase of Common Stock	(55,667)	(10,443)
Dividends Paid	(7,575)	(6,547)

CASH USED IN FINANCING ACTIVITIES:	(109,323)	(11,452)

Net Cash Provided by (Used in) Operating, Investing and Financing Activities	(102,424)	11,925
Effect of Exchange Rate Changes on Cash	3,535	743

CASH AND CASH EQUIVALENTS:
Net Change During the Period	(98,889)	12,668
Balance at Beginning of Period	165,672	75,696

Balance at End of Period	$66,783	$88,364

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

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 1, 2017, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	July 2, 2017	January 1, 2017
	(In thousands)
Finished Goods	$122,737	$104,742
Work in Process	12,281	8,711
Raw Materials	47,790	42,630
	$182,808	$156,083

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

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Earnings Per Share:

Basic Earnings Per Share:
Distributed Earnings	$0.06	$0.05	$0.12	$0.10
Undistributed Earnings	0.27	0.27	0.34	0.41
Total	$0.33	$0.32	$0.46	$0.51

Diluted Earnings Per Share:
Distributed Earnings	$0.06	$0.05	$0.12	$0.10
Undistributed Earnings	0.27	0.27	0.34	0.41
Total	$0.33	$0.32	$0.46	$0.51

Basic earnings per share	$0.33	$0.32	$0.46	$0.51
Diluted earnings per share	$0.33	$0.32	$0.46	$0.51

The following tables present net income that was attributable to participating securities:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In millions)
Net Income Attributable to Participating Securities	$0.2	$0.2	$0.3	$0.3

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Weighted Average Shares Outstanding	62,305	64,779	62,948	64,938
Participating Securities	484	588	484	588
Shares for Basic Earnings Per Share	62,789	65,367	63,432	65,526
Dilutive Effect of Stock Options	43	38	42	38
Shares for Diluted Earnings Per Share	62,832	65,405	63,474	65,564

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

As of July 2, 2017, the Company had outstanding $177.5 million of term loan borrowings and $52.9 million of revolving loan borrowings under the Facility, and had $2.6 million in letters of credit outstanding under the Facility. As of July 2, 2017, the weighted average interest rate on borrowings outstanding under the Facility was 2.6%.

The Company is required to make quarterly amortization payments of the term loan borrowing. The amortization payments are due on the last day of the calendar quarter. The quarterly amortization payment amount was $3.75 million for the second quarter of 2017 and will remain this amount for all future quarters until maturity.

The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

On August 8, 2017, subsequent to the end of the second quarter of 2017, the Company amended and restated the syndicated credit facility. The terms and conditions of the amended and restated credit facility (the “Amended Facility”) are substantially similar to the preceding Facility, with the following key changes:

●	The Amended Facility matures in August of 2022;
●

The restricted payments covenant in the Amended Facility has been liberalized (and now allows for, among other things, the repurchase of the full amount of the new share repurchase program described above); and

●	Permits the potential release of the lenders’ liens on certain real property and equipment in connection with an anticipated property tax abatement transaction in Georgia.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $9.8 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of July 2, 2017, there were no borrowings outstanding under these lines of credit.

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

There were no stock options granted during 2015-2017. All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first six months of 2016 or 2017.

As of July 2, 2017, there were 82,500 stock options outstanding and exercisable, at an average exercise price of $8.53 per share. There were 5,000 stock options exercised in the first six months of 2017. There were no forfeitures during the 2017 period. There were no exercises or forfeitures of stock options in the first six months of 2016. The aggregate intrinsic value of the outstanding and exercisable stock options was $0.9 million as of July 2, 2017.

Restricted Stock Awards

During the six months ended July 2, 2017 and July 3, 2016, the Company granted restricted stock awards for 244,000 and 266,500 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest (or vest earlier) upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $1.3 million and $1.7 million for the six months ended July 2, 2017 and July 3, 2016, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of July 2, 2017, as well as activity during the six months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	504,500	$17.05
Granted	244,000	17.87
Vested	261,500	16.53
Forfeited or canceled	3,000	16.70
Outstanding at July 2, 2017	484,000	$17.75

As of July 2, 2017, the unrecognized total compensation cost related to unvested restricted stock was $5.7 million. That cost is expected to be recognized by the end of 2020.

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

The following table summarizes the performance shares outstanding as of July 2, 2017, as well as the activity during the six months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	368,500	$17.20
Granted	352,500	17.79
Vested	28,000	17.22
Forfeited or canceled	16,000	17.22
Outstanding at July 2, 2017	677,000	$17.51

Compensation expense related to performance shares was $0.5 million and $0.6 million for the six months ended July 2, 2017, and July 3, 2016, respectively. Unrecognized compensation expense related to these performance shares was approximately $8.2 million as of July 2, 2017.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended July 2, 2017 and July 3, 2016, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)		(In thousands)
Service cost	$397	$263	$780	$521
Interest cost	1,378	1,728	2,712	3,448
Expected return on assets	(1,628)	(2,007)	(3,216)	(4,004)
Amortization of prior service costs	(9)	(9)	(16)	18
Recognized net actuarial losses	320	184	629	368
Net periodic benefit cost	$458	$159	$889	$351

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)		(In thousands)
Service cost	$0	$110	$0	$220
Interest cost	314	317	628	634
Amortization of loss	91	203	182	405
Net periodic benefit cost	$405	$630	$810	$1,259

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(in thousands)
Three Months Ended July 2, 2017:

Net Sales	$153,616	$57,811	$40,273	$251,700
Depreciation and amortization	3,310	1,314	2,090	6,714
Total assets	264,871	239,839	181,431	686,141

Three Months Ended July 3, 2016:

Net Sales	$148,761	$61,264	$38,182	$248,207
Depreciation and amortization	3,611	1,297	2,169	7,077

Six Months Ended July 2, 2017:

Net Sales	$285,378	$113,830	$73,594	$472,802
Depreciation and amortization	6,678	2,611	4,247	13,536

Six Months Ended July 3, 2016:

Net Sales	$279,177	$119,222	$72,362	$470,761
Depreciation and amortization	7,268	2,571	4,385	14,224

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets, to the corresponding consolidated amounts follows:

	Three Months Ended
DEPRECIATION AND AMORTIZATION	July 2, 2017	July 3, 2016
	(In thousands)
Total segment depreciation and amortization	$6,714	$7,077
Corporate depreciation and amortization	739	366

Reported depreciation and amortization	$7,453	$7,443

	Six Months Ended
DEPRECIATION AND AMORTIZATION	July 2, 2017	July 3, 2016
	(In thousands)
Total segment depreciation and amortization	$13,536	$14,224
Corporate depreciation and amortization	886	736

Reported depreciation and amortization	$14,422	$14,960

ASSETS	July 2, 2017
(In thousands)
Total segment assets	$686,141
Corporate assets and eliminations	97,803

Reported total assets	$783,944

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $3.2 million and $2.5 million for the six months ended July 2, 2017 and July 3, 2016, respectively. Income tax payments amounted to $11.5 million and $7.3 million for the six months ended July 2, 2017 and July 3, 2016, respectively.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding recognition of revenue from contracts with customers. In summary, the core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance for this standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August of 2015, the FASB delayed the effective date of the standard for one full year. Nearly 95% of the Company’s revenue is produced from the sale of carpet, hard surface flooring and related products (TacTiles installation system, etc.) and the revenue from sales of these products is recognized upon shipment. There does not exist any performance or any other obligation after the sale of these products outside of the product warranty, which has not historically been of significance compared to total product sales. There is a small portion of the Company’s revenues (less than 6%) that is for the sale and installation of carpet and related products. Of these projects, the overwhelming majority are completed in less than 48 hours and therefore the Company does not anticipate a significant shift in the timing of revenue recognition for these sales either. While the Company is currently continuing its review of this new standard, and the method by which it will be adopted, given the nature of the Company’s sales it does not believe that the adoption of this standard will have a material impact on its revenues, financial condition or results of operations.

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

In March 2016, the FASB issued an accounting standard update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current U.S. GAAP practice, or account for forfeitures when they occur.  This update will be effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting period. The element of the new standard that will have the most impact on the Company’s financial statements will be income tax consequences. Excess tax benefits and tax deficiencies on stock-based compensation awards will now be included in the tax provision within the consolidated statement of operations as discrete items in the reporting period in which they occur, rather than the current accounting of recording them in additional paid-in capital on the consolidated balance sheet. The adoption of this standard resulted in an increase in deferred tax assets of approximately $5.8 million, with a corresponding increase to equity accounts, as of implementation in the first quarter of 2017. There was an impact of this standard on the consolidated statement of cash flows upon adoption, as under the standard when an employer withholds shares for tax withholding purposes those related tax payments will be treated as financing activities, not as operating activities. Upon adoption in the first quarter of 2017, this resulted in a reclassification of $4.6 million of such tax payments in the first quarter of 2016 from operating activities to financing activities. The Company has elected to continue our current policy of estimating forfeitures of stock-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures, which is allowable under the new standard.

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

NOTE 10 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first six months of 2017, the Company increased its liability for unrecognized tax benefits by $0.5 million. As of July 2, 2017, the Company had accrued approximately $28.4 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of July 2, 2017 reflects a reduction for $5.0 million of these unrecognized tax benefits.

NOTE 11 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first six months of 2017, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.8 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

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

In the second quarter of 2017, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the second quarter of 2017, pursuant to this new program, the Company repurchased and retired 1,244,735 shares of common stock at a weighted average price of $19.74 per share.

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2016	Costs Incurred in 2017	Balance at July, 2, 2017
		(in thousands)
Workforce Reduction	$10,652	$1,451	$5,631	$3,570
Asset Impairment	11,319	8,019	3,300	0
Lease Exit Costs	5,116	27	4,122	967

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended, or as of, July 2, 2017, and the comparable periods of 2016 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

General

During the quarter ended July 2, 2017, we had net sales of $251.7 million, compared with net sales of $248.2 million in the second quarter last year. During the first six months of fiscal year 2017, we had net sales of $472.8 million, compared with net sales of $470.8 million in the first six months of last year. Fluctuations in currency exchange rates had small negative impacts on our sales and operating income in the 2017 reported periods, compared with the prior year periods. The following table presents the amounts (in U.S. dollars) by which the exchange rates for converting foreign currencies into U.S. dollars have negatively affected our net sales and operating income for the three months and six months ended July 2, 2017.

Impact of Changes in Foreign Currency on:	Three Months Ended July 2, 2017	Six Months Ended July 2, 2017
	(In millions)
Net sales	$(2.7)	$(4.9)
Operating income	(0.5)	(0.5)

During the second quarter of 2017, we had net income of $20.9 million, or $0.33 per diluted share, compared with net income of $20.7 million, or $0.32 per diluted share, in the second quarter of 2016. During the six months ended July 2, 2017, we had net income of $29.5 million, or $0.46 per diluted share, compared with net income of $33.6 million, or $0.51 per diluted share, in the first six months of 2016. The first six months of 2017 include $7.3 million of restructuring and asset impairment charges (all of which were recorded in the first quarter) as a continuation of the plans announced for the fourth quarter of 2016, primarily relating to our closing of the majority of our FLOR specialty retail stores.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and six-month periods ended July 2, 2017, and July 3, 2016, respectively:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.1	60.1	60.7	60.5
Gross profit on sales	38.9	39.9	39.3	39.5
Selling, general and administrative expenses	25.8	27.1	27.5	28.2
Restructuring and asset impairment charges	0.0	0.0	1.5	0.0
Operating income	13.1	12.8	10.2	11.2
Interest/Other expenses	0.8	0.6	0.9	0.8
Income before tax expense	12.4	12.2	9.3	10.5
Income tax expense	3.9	3.9	3.1	3.4
Net income	8.3	8.3	6.2	7.1

Net Sales

Below we provide information regarding net sales and analyze those results for the three-month and six-month periods ended July 2, 2017 and July 3, 2016, respectively.

	Three Months Ended		Percentage
	July 2, 2017	July 3, 2016	Change
	(In thousands)
Net Sales	$251,700	$248,207	1.4%

	Six Months Ended		Percentage
	July 2, 2017	July 3, 2016	Change
	(In thousands)
Net Sales	$472,802	$470,761	0.4%

For the quarter ended July 2, 2017, net sales increased $3.5 million (1.4%) versus the comparable period in 2016. Currency fluctuations had an approximately $2.7 million (1.1%) negative impact on the 2017 second quarter sales compared to the second quarter of 2016. This negative impact was a result of the weakening of the British Pound and Euro as compared to the prior year period, and was offset somewhat by the strengthening of the Australian dollar. On a geographic basis, sales increases in the Americas (up 4%) and Asia-Pacific (up 6%) were partially offset by a decline in Europe (down 6%). The 2017 second quarter also was negatively impacted by the exit of the FLOR specialty retail stores at the end of the first quarter of 2017, although this was partially offset by gains in FLOR’s other sales channels. A slight decline in corporate office market sales were offset by increases in the retail, government and multi-family residential market segments. Growth in the Americas region was primarily due to sales of our modular resilient flooring products, a line of luxury vinyl tile, which launched in the first quarter of 2017. These products were introduced globally during the second quarter but the majority of the sales for the period were in the Americas. In Europe, sales decreased 6% on declines throughout the region, with the exception of an increase in Germany. Sales in Asia-Pacific were higher due to the performance of the Australian business, offset by a decline in China.

For the six months ended July 2, 2017, net sales increased $2.0 million (0.4%) versus the comparable period in 2016. Currency rate changes had an approximately $4.9 million (1%) negative impact on sales for the first six months of 2017 as compared to the first half of 2016. This impact was a result of the weakening of the British Pound and Euro as compared to the prior year period, offset somewhat by strengthening of the Australia dollar. Sales increases were primarily in the non-office markets of retail, government and multi-family residential. On a geographical basis, sales for the six-month period increased 2% in the Americas and 2% in Asia-Pacific, offset by sales in Europe that declined 5%. As discussed above, we launched modular resilient flooring products in the first quarter of 2017. Sales of these products are progressing according to plan and have been primarily in the Americas, although they were launched globally in the second quarter of this year. Sales were also negatively impacted by the exit of FLOR specialty retail stores at the end of the first quarter of 2017.

Cost and Expenses

The following table presents, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 2, 2017, and July 3, 2016, respectively:

	Three Months Ended		Percentage
Cost and Expenses	July 2, 2017	July 3, 2016	Change
	(In thousands)
Cost of sales	$153,803	$149,081	3.2%
Selling, general and administrative expenses	64,852	67,328	(3.7%)
Total	$218,655	$216,409	1.0%

	Six Months Ended		Percentage
Cost and Expenses	July 2, 2017	July 3, 2016	Change
	(In thousands)
Cost of sales	$287,103	$285,003	0.7%
Selling, general and administrative expenses	130,027	132,933	(2.2%)
Total	$417,130	$417,936	(0.2%)

For the quarter ended July 2, 2017, cost of sales increased $4.7 million (3.2%) as compared to the second quarter of 2016. Fluctuations in currency exchange rates did not have a significant impact on the comparison. The increase in cost of sales was partially due to higher levels of sales during the quarter, as net sales increased 1.4% for the second quarter of 2017. The remainder of the increase was due to higher per-unit raw material costs for the quarter, in particular backing and yarn components, as a result of higher input costs. These increases were somewhat offset by productivity and process improvement gains as well as savings from our restructuring activities. As a percentage of sales, cost of sales increased to 61.1% for the second quarter of 2017 as compared to 60.1% for the second quarter of 2017. This increase as a percentage of sales is due to the factors noted above, as well as a result of the exit of our FLOR specialty retail stores at the end of the first quarter of 2017. Sales in these stores typically generated higher gross margins compared to our commercial carpet business, and therefore the absence of these stores was dilutive to gross profit margin when measured as a percentage of sales.

For the six months ended July, 2, 2017, costs of sales increased $2.1 million (0.7%) versus the comparable period in 2016. Fluctuations in currency exchange rates did not have a significant impact on the comparison. The increase for the six-month period was due to the factors for the second quarter discussed above as our costs of sales for the first quarter of 2017 declined versus the first quarter of 2016. The increase in the first six months of 2017 was primarily due to increased sales for the period, with raw material input costs having little effect on the year over year comparison. As a percentage of sales, our cost of sales increased slightly to 60.7% for the 2017 six-month period versus 60.5% for the comparable 2016 period. This increase as a percentage of sales was due to the exit of the FLOR specialty retail stores as discussed above, as these higher margin sales were not present in the second quarter of 2017 to the same extent they were for the second quarter of 2016. In the second half of 2017, we expect raw material price inflation and, as a result, cost of sales as a percentage of sales is expected to increase for the remainder of 2017.

For the three months ended July 2, 2017, selling, general and administrative (“SG&A”) expenses decreased $2.5 million (3.7%) versus the comparable period in 2016. Fluctuations in currency exchanges rates did not have a significant impact on the comparison. The decline in SG&A expenses for the quarter was a result of (1) lower selling expenses related to the exit of the FLOR specialty retail stores, (2) lower functional expenses as we transition to more centralized services, and (3) savings as a result of our restructuring plans implemented in the fourth quarter of 2016. These savings were offset by higher incentive compensation associated with higher projected attainment of performance goals in the second quarter of 2017 as compared to the second quarter of 2016 as well as costs associated with our luxury vinyl tile product launch. As a result of the savings discussed above, as a percentage of sales SG&A expenses declined to 25.8% for the three months ended July 2, 2017, versus 27.1% for the comparable period in 2016.

For the six months ended July 2, 2017, SG&A expenses decreased $2.9 million (2.2%) versus the comparable period in 2016. Fluctuations in currency exchange rates did not have a significant impact on the comparison. The decline was a result of (1) lower functional expenses, as we move towards more centralized functions and realize associated savings, (2) the selling expense savings in the second quarter of 2017 associated with the exit of the FLOR specialty retail stores, and (3) savings associated with our previously announced restructuring plans. During the first half of 2017, these savings were offset by higher incentive compensation amounts as well as costs associated with our luxury vinyl tile product launches. As a percentage of sales, SG&A expenses declined to 27.5% for the first six months of 2017 as compared to 28.2% for the comparable period of 2016.

Interest Expense

For the three-month period ended July 2, 2017, interest expense increased $0.1 million to $1.7 million, from $1.6 million in the second quarter of 2016. For the six-month period ended July 2, 2017, interest expense increased $0.2 million to $3.3 million, from $3.1 million in the comparable period last year. The increases were due to higher average outstanding borrowings under our Syndicated Credit Facility during the second quarter and first six months of 2017 as compared to the corresponding periods of 2016.

Liquidity and Capital Resources

General

At July 2, 2017, we had $66.8 million in cash and cash equivalents. At that date, we had $177.5 million in term loan borrowings, $52.9 million of revolving loan borrowings and $2.6 million in letters of credit outstanding under the Syndicated Credit Facility.

As of July 2, 2017, we could have incurred $194.5 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred an additional $9.8 million of borrowings under our other lines of credit in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

As of July 2, 2017, we had $66.8 million in cash, a decrease of $98.9 million during the first six months of the year. The decrease in cash was primarily a result of cash outflows for financing activities, with the most significant factors being (1) $55.7 million of cash used to repurchase and retire 2.8 million shares of our outstanding common stock, (2) $54.7 million of cash used to repay borrowings under the Syndicated Credit Facility (including required amortization payments of $7.6 million), and (3) $7.6 million for the payment of dividends. We also used cash of $15.4 million for capital expenditures in the first six months of 2017. These uses were partially offset by $21.9 million of cash generated by operating activities. The factors driving the cash from operations were (1) $29.5 million of net income for the period, and (2) $1.4 million of cash received due to an increase in accounts payable and accrued expenses. These inflows were partially offset by operating cash outflows of $21.1 million due to an increase in inventory and $6.3 million used for an increase in accounts receivable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 under Item 7A of that Form 10-K. Our discussion here focuses on the period ended July 2, 2017, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At July 2, 2017, we recognized a $20.8 million increase in our foreign currency translation adjustment account compared to January 1, 2017, primarily because of the weakening of the U.S. dollar against certain foreign currencies, particularly the Euro, British Pound and Australian dollar.

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

As of July 2, 2017, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $6.5 million or an increase in the fair value of our financial instruments of $7.9 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the second quarter of 2017. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended July 2, 2017:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

April 3-30, 2017(3)	5,354	$19.37	0	$100,000,000
May 1-31, 2017(3)	5,155	$20.65	0	100,000,000
June 1-30, 2017	1,244,735	$19.74	1,244,735	75,431,486
July 1-2, 2017	0	N/A	0	75,431,486
Total	1,255,244	$19.75	1,244,735	$75,431,486

(1) The monthly periods identified above correspond to the Company’s fiscal second quarter of 2017, which commenced April 3, 2017 and ended July 2, 2017.

(2) In April 2017, the Company announced a new share purchase program authorizing the repurchase of up to $100 million of common stock. This amended program has no specific expiration date.

(3) Comprised of shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous grants of equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
4.1

Amended and Restated Rights Agreement dated May 8, 2017 between Interface, Inc. and Computershare Trust Company, N.A., as Rights Agent (included as Exhibit 4.1 to the Company’s current report on Form 8-K filed on May 9, 2017, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: August 10, 2017	By:	/s/ Bruce A. Hausmann
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