Form 10-Q
period 2017-10-01
INTERFACE INC
filed 2017-11-09
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended October 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Shares outstanding of each of the registrant’s classes of common stock at November 3, 2017:

Class	Number of Shares
Common Stock, $.10 par value per share	60,251,423

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	OCTOBER 1, 2017	JANUARY 1, 2017
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$78,108	$165,672
Accounts Receivable, net	133,869	126,004
Inventories	186,126	156,083
Prepaid Expenses and Other Current Assets	24,358	23,123
TOTAL CURRENT ASSETS	422,461	470,882

PROPERTY AND EQUIPMENT, less accumulated depreciation	212,332	204,508
DEFERRED TAX ASSETS	30,805	33,117
GOODWILL	68,029	61,218
OTHER ASSETS	68,772	65,714
TOTAL ASSETS	$802,399	$835,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$52,313	$45,380
Current Portion of Long-Term Debt	15,000	15,000
Accrued Expenses	101,346	98,703
TOTAL CURRENT LIABILITIES	168,659	159,083

LONG-TERM DEBT	219,506	255,347
DEFERRED INCOME TAXES	5,819	4,728
OTHER	76,223	75,552
TOTAL LIABILITIES	470,207	494,710

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred Stock	0	0
Common Stock	6,025	6,424
Additional Paid-In Capital	282,424	359,451
Retained Earnings	183,423	140,238
Accumulated Other Comprehensive Income (Loss) – Foreign Currency Translation Adjustment	(79,844)	(110,522)
Accumulated Other Comprehensive Income (Loss) – Pension Liability	(59,836)	(54,862)
TOTAL SHAREHOLDERS’ EQUITY	332,192	340,729
	$802,399	$835,439

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	OCTOBER 1, 2017	OCTOBER 2, 2016	OCTOBER 1, 2017	OCTOBER 2, 2016

NET SALES	$257,431	$248,349	$730,233	$719,110
Cost of Sales	158,887	155,431	445,990	440,434

GROSS PROFIT ON SALES	98,544	92,918	284,243	278,676
Selling, General and Administrative Expenses	67,633	67,175	197,660	200,108
Restructuring and Asset Impairment Charges	0	0	7,299	0
OPERATING INCOME	30,911	25,743	79,284	78,568

Interest Expense	1,851	1,654	5,150	4,763
Other Expense	651	739	1,816	1,072

INCOME BEFORE INCOME TAX EXPENSE	28,409	23,350	72,318	72,733
Income Tax Expense	8,970	7,446	23,394	23,278

NET INCOME	$19,439	$15,904	$48,924	$49,455

Earnings Per Share – Basic	$0.32	$0.25	$0.78	$0.76

Earnings Per Share – Diluted	$0.32	$0.25	$0.78	$0.76

Common Shares Outstanding – Basic	61,018	64,805	62,630	65,285
Common Shares Outstanding – Diluted	61,060	64,842	62,672	65,322

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	OCTOBER 1, 2017	OCTOBER 2, 2016	OCTOBER 1, 2017	OCTOBER 2, 2016

Net Income	$19,439	$15,904	$48,924	$49,455
Other Comprehensive Income (Loss), Foreign
Currency Translation Adjustment	9,848	2,759	30,678	3,827
Other Comprehensive Income (Loss), Pension Liability Adjustment	(1,994)	834	(4,974)	3,632
Comprehensive Income	$27,293	$19,497	$74,628	$56,914

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	OCTOBER 1, 2017	OCTOBER 2, 2016
OPERATING ACTIVITIES:
Net Income	$48,924	$49,455
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	22,203	22,474
Stock Compensation Amortization Expense	4,479	3,390
Deferred Income Taxes and Other	5,926	5,049
Working Capital Changes:
Accounts Receivable	(1,397)	1,449
Inventories	(22,377)	(454)
Prepaid Expenses and Other Current Assets	(653)	(1,008)
Accounts Payable and Accrued Expenses	10,804	(1,462)

CASH PROVIDED BY OPERATING ACTIVITIES:	67,909	78,893

INVESTING ACTIVITIES:
Capital Expenditures	(22,809)	(20,912)
Other	(421)	1,140

CASH USED IN INVESTING ACTIVITIES:	(23,230)	(19,772)

FINANCING ACTIVITIES:
Borrowing of Long-Term Debt	20,000	20,329
Repayment of Long-Term Debt	(62,085)	(17,500)
Tax Withholding Payments for Share-Based Compensation	(1,477)	(4,661)
Repurchase of Common Stock	(81,061)	(10,443)
Debt Issuance Cost	(1,418)	0
Dividends Paid	(11,571)	(10,429)

CASH USED IN FINANCING ACTIVITIES:	(137,612)	(22,704)

Net Cash Provided By (Used In) Operating, Investing and
Financing Activities	(92,933)	36,417
Effect of Exchange Rate Changes on Cash	5,369	1,616

CASH AND CASH EQUIVALENTS:
Net Change During the Period	(87,564)	38,033
Balance at Beginning of Period	165,672	75,696

Balance at End of Period	$78,108	$113,729

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

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reporting income, comprehensive income, cash flows, total assets or shareholders equity as previously reported.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	Oct. 1, 2017	Jan. 1, 2017
	(In thousands)
Finished Goods	$123,708	$104,742
Work in Process	13,046	8,711
Raw Materials	49,372	42,630
	$186,126	$156,083

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

	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
Earnings Per Share

Basic Earnings Per Share
Distributed Earnings	$0.07	$0.06	$0.19	$0.10
Undistributed Earnings	0.25	0.19	0.59	0.66
Total	$0.32	$0.25	$0.78	$0.76

Diluted Earnings Per Share
Distributed Earnings	$0.07	$0.06	$0.19	$0.10
Undistributed Earnings	0.25	0.19	0.59	0.66
Total	$0.32	$0.25	$0.78	$0.76

Basic Earnings Per Share	$0.32	$0.25	$0.78	$0.76
Diluted Earnings Per Share	$0.32	$0.25	$0.78	$0.76

The following tables present net income that was attributable to participating securities:

	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
		(In millions)
Net Income Attributable to Participating Securities	$0.1	$0.1	$0.4	$0.4

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
		(In thousands)
Weighted Average Shares Outstanding	60,555	64,241	62,167	64,721
Participating Securities	463	564	463	564
Shares for Basic Earnings Per Share	61,018	64,805	62,630	65,285
Dilutive Effect of Stock Options	42	37	42	37
Shares for Diluted Earnings Per Share	61,060	64,842	62,672	65,322

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

As of October1, 2017, the Company had outstanding $173.8 million of term loan borrowing and $60.8 million of revolving loan borrowings under the Facility, and had $6.0 million in letters of credit outstanding under the Facility. As of October 1, 2017, the weighted average interest rate on borrowings outstanding under the Facility was 2.6%.

The Company is required to make quarterly amortization payments of the term loan borrowing. The amortization payments are due on the last day of the calendar quarter. The quarterly amortization payment amount was $3.75 million for the third quarter of 2017 and will remain this amount for all future quarters until maturity.

The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

In the third quarter of 2017, the Company amended and restated the syndicated credit facility. The terms and conditions of the amended and restated credit facility (the “Amended Facility”) are substantially similar to the preceding Facility, with the following key changes:

●	The Amended Facility matures in August of 2022;
●

The restricted payments covenant in the Amended Facility has been liberalized (and now allows for, among other things, the repurchase of the full amount of the new share repurchase program described below); and

●	Permits the potential release of the lenders’ liens on certain real property and equipment in connection with an anticipated property tax abatement transaction in Georgia.

Interest Rate Risk Management

Shortly after entering into the Amended Facility, the Company entered into an interest rate swap transaction to fix the variable interest rate on a portion of its term loan borrowings in order to manage a portion of its exposure to interest rate fluctuations. The Company’s objective and strategy with respect to this interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability to cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in LIBOR, the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the outstanding swap notional amount.

Cash Flow Interest Rate Swap

The Company’s interest rate swap is designated and qualifies as a cash flow hedge of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swap as a component of other comprehensive income (or other comprehensive loss). Gains or losses (if any) on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of other expense (or other income) in the Consolidated Condensed Statement of Operations. There were no such gains or losses in the third quarter of 2017. The aggregate notional amount of the swap as of October 1, 2017 was $100 million.

As of October 1, 2017, the fair value of the cash flow interest rate swap liability was $0.2 million and was recorded in accrued liabilities.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $9.8 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of October 1, 2017, there were no borrowings outstanding under these lines of credit.

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

There were no stock options granted during 2015-2017. All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first nine months of 2016 or 2017.

As of October 1, 2017, there were 82,500 stock options outstanding and exercisable, at an average exercise price of $8.53 per share. There were 5,000 stock options exercised in the first nine months of 2017. There were no forfeitures during the 2017 period. The aggregate intrinsic value of the outstanding and exercisable stock options was $1.1 million as of October 1, 2017.

Restricted Stock Awards

During the nine months ended October 1, 2017, the Company granted restricted stock awards for 248,000 shares of common stock. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest (or vest earlier) upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $2.0 million and $2.4 million for the nine months ended October 1, 2017 and October 2, 2016, respectively. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of October 1, 2017, as well as activity during the nine months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	505,000	$17.05
Granted	248,000	17.89
Vested	284,000	16.61
Forfeited or canceled	6,000	16.99
Outstanding at October 1, 2017	463,000	$17.77

As of October 1, 2017, the unrecognized total compensation cost related to unvested restricted stock was $5.0 million. That cost is expected to be recognized by the end of 2020.

Performance Share Awards

In 2017, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the performance shares outstanding as of October 1, 2017, as well as the activity during the nine months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	368,500	$17.20
Granted	354,000	17.80
Vested	31,000	17.22
Forfeited or canceled	22,000	17.29
Outstanding at October 1, 2017	669,500	$17.51

Compensation expense related to the performance shares for the nine months ended October 1, 2017 was $2.4 million. Unrecognized compensation expense related to these performance shares was approximately $6.2 million as of October 1, 2017.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended October 1, 2017, and October 2, 2016, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plans (Europe)	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
	(In thousands)		(In thousands)
Service cost	$423	$260	$1,204	$781
Interest cost	1,426	1,610	4,138	5,058
Expected return on assets	(1,697)	(1,876)	(4,920)	(5,880)
Amortization of prior service costs	9	9	26	27
Recognized net actuarial losses	318	169	930	537
Net periodic benefit cost	$479	$172	$1,378	$523

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
	(In thousands)		(In thousands)
Service cost	$0	$110	$0	$330
Interest cost	314	317	942	952
Amortization of loss	91	203	273	608
Net periodic benefit cost	$405	$630	$1,215	$1,890

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

	AMERICAS	EUROPE	ASIA-PACIFIC	TOTAL

Three Months Ended October 1, 2017:

Net Sales	$148,082	$66,677	$42,672	$257,431
Depreciation and amortization	3,386	1,646	2,211	7,243
Total assets	274,946	255,330	186,966	717,242

Three Months Ended October 2, 2016:

Net Sales	$147,500	$62,682	$38,167	$248,349
Depreciation and amortization	3,635	1,253	2,213	7,101

Nine Months Ended October 1, 2017:

Net Sales	$433,461	$180,506	$116,266	$730,233
Depreciation and amortization	10,064	4,257	6,458	20,779

Nine Months Ended October 2, 2016:

Net Sales	$426,677	$181,904	$110,529	$719,110
Depreciation and amortization	10,903	3,824	6,598	21,325

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
DEPRECIATION AND AMORTIZATION	October 1, 2017	October 2, 2016
	(In thousands)
Total segment depreciation and amortization	$7,243	$7,101
Corporate depreciation and amortization	539	413
Reported depreciation and amortization	$7,782	$7,514

	Nine Months Ended
DEPRECIATION AND AMORTIZATION	October 1, 2017	October 2, 2016
	(In thousands)
Total segment depreciation and amortization	$20,779	$21,325
Corporate depreciation and amortization	1,424	1,149
Reported depreciation and amortization	$22,203	$22,474

ASSETS	October 1, 2017
(In thousands)
Total segment assets	$717,242
Corporate assets and eliminations	85,157

Reported total assets	$802,399

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $4.6 million and $4.0 million for the nine months ended October 1, 2017 and October 2, 2016, respectively. Income tax payments amounted to $14.8 million and $9.9 million for the nine months ended October 1, 2017 and October 2, 2016, respectively.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding recognition of revenue from contracts with customers that will supersede the existing revenue recognition under U.S. GAAP. In summary, the core principle of this standard, along with amendments in 2015 and 2016, is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the new standard requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurements and recognition. The standard, as amended, will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Nearly 95% of the Company’s current revenue is produced from the sale of carpet, hard surface flooring and related products (TacTiles installation system, etc.) and the revenue from sales of these products is recognized upon shipment, or in certain cases upon delivery to the customer.  There does not exist any performance or any other obligation after the sale of these products outside of the product warranty, which has not historically been of significance compared to total product sales.  There is a small portion of the Company’s revenues (less than 6%) that is for the sale and installation of carpet and related products.  Of these projects, the overwhelming majority are completed in less than 5 days and therefore the Company does not expect a significant shift in the timing of revenue recognition for these sales either.  While the Company is continuing its review of this new standard and the manner in which it will be implemented, given the nature of the Company’s sales it currently believes that revenue recognition under the new standard will be mostly consistent under both the current and new standards, with performance obligations being satisfied under the majority of contracts with customers upon shipment.

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

In March 2016, the FASB issued an accounting standard update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current U.S. GAAP practice, or account for forfeitures when they occur.  This update will be effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting period. The element of the new standard that will have the most impact on the Company’s financial statements will be income tax consequences. Excess tax benefits and tax deficiencies on stock-based compensation awards will now be included in the tax provision within the consolidated statement of operations as discrete items in the reporting period in which they occur, rather than the previous accounting of recording them in additional paid-in capital on the consolidated balance sheet. The adoption of this standard resulted in an increase in deferred tax assets of approximately $5.8 million, with a corresponding increase to equity accounts, as of implementation in the first quarter of 2017. There was an impact of this standard on the consolidated statement of cash flows upon adoption, as under the standard when an employer withholds shares for tax withholding purposes those related tax payments will be treated as financing activities, not as operating activities. Upon adoption in the first quarter of 2017, this resulted in a reclassification of $4.6 million of such tax payments in the first quarter of 2016 from operating activities to financing activities. The Company has elected to continue our current policy of estimating forfeitures of stock-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures, which is allowable under the new standard.

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

In March 2017, the FASB issued a new accounting standard regarding the treatment of net periodic benefit costs. This standard will require segregation of these net benefit costs between operating and non-operating expenses. Currently, the Company reports the net benefit costs associated with its defined benefit plans as a component of operating income. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. When the new standard is implemented, only the service cost component of defined benefit plan costs will be reported within operating income, while all other components of net benefit cost will be presented within the “Other Expense (income)” line item on the Consolidated Statements of Operations. The standard requires retrospective application, and as such upon adoption of this standard will result in offsetting changes in operating income and “Other Expense (income)” on the Consolidated Statements of Operations for all periods of 2018 and 2017, with no impact on net income or earnings per share.

NOTE 10 – INCOME TAXES

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first nine months of 2017, the Company increased its liability for unrecognized tax benefits by $0.8 million. As of October 1, 2017, the Company had accrued approximately $28.7 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of October 1, 2017 reflects a reduction for $3.3 million of these unrecognized tax benefits.

NOTE 11 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first nine months of 2017, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $1.2 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated condensed statement of operations.

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

In the second quarter of 2017, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the second and third quarters of 2017, pursuant to this new program, the Company repurchased and retired an aggregate of 2,575,847 shares of common stock at a weighted average price of $19.38 per share.

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2016	Costs Incurred in 2017	Balance at October 1, 2017
		(in thousands)
Workforce Reduction	$10,652	$1,451	$6,537	$2,664
Asset Impairment	11,319	8,019	3,300	0
Lease Exit Costs	5,116	27	5,027	62

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended, or as of, October 1, 2017, and the comparable periods of 2016 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

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

General

During the quarter ended October 1, 2017, we had net sales of $257.4 million, compared with net sales of $248.3 million in the third quarter last year. During the first nine months of fiscal year 2017, we had net sales of $730.2 million, compared with net sales of $719.1 million in the first nine months of last year. Fluctuations in currency exchange rates had positive impacts on our sales and operating income in the third quarter 2017 versus the prior year period; for the nine-month period ended October 1, 2017, fluctuations in currency exchange rates had a negative impact on our sales but a positive impact on operating income compared with the prior year period. The following table presents the amounts (in U.S. dollars) by which the exchange rates for converting foreign currencies into U.S. dollars have affected our net sales and operating income for the three months and nine months ended October 1, 2017. The impacts of changes in foreign currency presented in the tables are calculated based on applying the prior year period’s average foreign currency exchange rates to the current year period.

Impact of Changes in Foreign Currency on:	Three Months Ended October 1, 2017	Nine Months Ended October 1, 2017
	(In millions)
Net sales	$4.0	$(1.0)
Operating income	0.6	0.2

During the third quarter of 2017, we had net income of $19.4 million, or $0.32 per diluted share, compared with net income of $15.9 million, or $0.25 per diluted share, in the third quarter of 2016. During the nine months ended October 1, 2017, we had net income of $48.9 million, or $0.78 per share, compared with net income of $49.5 million, or $0.76 per share, in the first nine months of 2016. The first nine months of 2017 include $7.3 million of restructuring and asset impairment charges (all of which were recorded in the first quarter) as a continuation of the plans announced in the fourth quarter of 2016, primarily related to closing our FLOR specialty retail stores.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended October 1, 2017 and October 2, 2016, respectively:

	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.7	62.6	61.1	61.2
Gross profit on sales	38.3	37.4	38.9	38.8
Selling, general and administrative expenses	26.3	27.0	27.1	27.8
Restructuring and Asset Impairment Charges	0.0	0.0	1.0	0.0
Operating income	12.0	10.4	10.9	10.9
Interest/Other expenses	1.0	1.0	0.9	0.8
Income before tax expense	11.0	9.4	9.9	10.1
Income tax expense	3.5	3.0	3.2	3.2
Net income	7.6	6.4	6.7	6.9

Net Sales

Below we provide information regarding net sales, and analyze those results, for the three-month and nine-month periods ended October 1, 2017, and October 2, 2016, respectively.

	Three Months Ended		Percentage
	Oct. 1, 2017	Oct. 2, 2016	Change
	(In thousands)
Net Sales	$257,431	$248,349	3.7%

	Nine Months Ended		Percentage
	Oct. 1, 2017	Oct. 2, 2016	Change
	(In thousands)
Net Sales	$730,233	$719,110	1.5%

For the quarter ended October 1, 2017, net sales increased $9.1 million (3.7%) versus the comparable period in 2016. Currency fluctuations had an approximately $4.0 million (2.0%) positive impact on the 2017 third quarter sales compared to the third quarter of 2016. This positive impact was the result of a strengthening Euro and Australian dollar as compared to the prior year period. On a geographic basis, sales increased in all regions, with Americas commercial sales (defined as Americas sales less the FLOR residential sales) up 2%, sales in Europe up 6% as translated into U.S. dollars (2% in local currency), and sales in Asia-Pacific up 12%. Third quarter sales were negatively impacted by the exit of the FLOR specialty retail stores at the end of the first quarter of 2017, although this was partially offset by gains in FLOR’s other sales channels. Global sales increased most significantly in the corporate office, education, government and healthcare segments. These increases were partially offset by declines in the retail segment and in the residential segment, which is largely a result of the exit of the FLOR specialty retail stores. In the Americas, the increase in sales was primarily due to sales of luxury vinyl tile (“LVT”), which is a hard surface modular flooring product line launched in the first quarter of 2017. In Europe, sales increased 2% in local currency, with increases in the United Kingdom, Germany and Southern and Central Europe. As noted above, due to the strengthening of the Euro, our sales in Europe improved by 6% as translated into U.S. dollars. Sales in Asia-Pacific saw increases across the region with the exception of China.

For the nine months ended October 1, 2017, net sales increased $11.1 million (1.5%) versus the comparable period in 2016. Currency fluctuations had an approximately $1.0 million (less than 1%) negative impact on sales for the first nine months of 2017 as compared to the same period in 2016. On a geographic basis, sales were up 2% in the Americas commercial business and up 5% in Asia-Pacific. In Europe, sales were down approximately 1% both in local currency and as translated into U.S. dollars. We experienced sales increases in our corporate office, education and government segments. These increases were offset by declines in the healthcare and hospitality segments. Sales were also negatively impacted by the exit of FLOR specialty retail stores at the end of the first quarter of 2017. As noted above, we launched LVT in the first quarter of 2017. Sales of these products are progressing according to plan and have been primarily in the Americas, although they were launched in Europe and Asia-Pacific in the second quarter of this year and sales activity in those regions is progressing in line with expectations as well.

Cost and Expenses

The following tables present, on a consolidated basis for our operations, our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 1, 2017 and October 2, 2016, respectively:

	Three Months Ended		Percentage
Cost and Expenses	Oct. 1, 2017	Oct. 2, 2016	Change
	(In thousands)
Cost of sales	$158,887	$155,431	2.2%
Selling, general and administrative expenses	67,633	67,175	0.7%
Total	$226,520	$222,606	1.8%

	Nine Months Ended		Percentage
Cost and Expenses	Oct. 1, 2017	Oct. 2, 2016	Change
	(In thousands)
Cost of sales	$445,990	$440,434	1.3%
Selling, general and administrative expenses	197,660	200,108	(1.2% )
Total	$643,650	$640,542	0.5%

For the quarter ended October 1, 2017, costs of sales increased $3.5 million (2.2%) as compared to the third quarter of 2016. Fluctuations in currency exchange rates had a small (1%) impact on the comparison. The increase in costs of sales was a function of higher sales for the 2017 third quarter, as sales increased 3.7% versus the prior year period. The percentage increase in costs of sales was lower than the increase in sales due to improved manufacturing performance during the quarter, a result of our productivity and process improvement gains as well as savings from our restructuring activities undertaken in the fourth quarter of 2016. In addition, in the third quarter of 2016, there were costs related to our move to a centralized warehouse facility in the U.S. that did not repeat in 2017. As a percentage of sales, costs of sales decreased to 61.7% for the third quarter of 2017 as compared to 62.6% for the third quarter of 2016 due to the factors noted above. This improvement came despite slightly lower production volumes in the third quarter of 2017 versus the same period in 2016 as well as higher raw material input prices.

For the nine months ended October 1, 2017, cost of sales increased $5.5 million (1.3%) versus the comparable period in 2016. Fluctuations in currency exchange rates did not have a significant impact on the comparison. This increase in costs of sales was largely because of increased sales for the period, as sales increased 1.5% versus the prior year period. As a percentage of sales, our cost of sales decreased slightly to 61.1% for the nine months ended October 1, 2017, from 61.2% for the comparable period in 2016. This decrease is a result of the Company’s productivity initiatives delivering benefits slightly in advance of higher raw material input prices and despite lesser absorption of fixed costs associated with lower production volumes. We expect continued raw material price inflation, as well as less absorption of fixed costs associated with lower production levels, for the balance of 2017 and, as a result, cost of sales as a percentage of sales is expected to increase for the remainder of 2017.

For the three months ended October 1, 2017, selling, general and administrative (“SG&A”) expenses increased $0.5 million (0.7%) versus the comparable period last year. Fluctuations in current exchange rates did not have a significant impact on the comparison. This increase in SG&A expenses is a result of additional incentive based compensation due to higher projected attainment of performance goals in the third quarter of 2017 as compared to the prior year period. This increase in incentive-based compensation was offset almost entirely by (1) lower selling expenses due to the exit of the FLOR specialty retail stores, (2) lower functional expenses as we continue our transition to more centralized services, and (3) savings as a result of our restructuring plans implemented in the fourth quarter of 2016. These savings were realized despite higher expenses associated with our LVT product launches in 2017. As a result of the savings discussed above, as a percentage of sales, our SG&A expenses declined to 26.3% for the three months ended October 1, 2017 versus 27.0% for the comparable period in 2016.

For the nine-month ended October 1, 2017, SG&A expenses decreased $2.5 million (1.2%) versus the comparable period in 2016. This decline was a function of decreases in the first six months of 2017 offset by a slight increae in the three months ended October 1, 2017. Fluctuations in currency exchanges rates did not have a significant impact on the comparison. The decline for the nine-month period was a result of (1) lower functional expenses, as we move towards more centralized services and realize associated savings, (2) lower selling expenses in the second and third quarters of 2017 associated with exiting the FLOR specialty retail stores, and (3) savings associated with our previously announced restructuring plans. These savings were offset by higher incentive compensation due to higher attainment of performance goals in 2017 versus 2016, as well as costs associated with the rollout of our LVT product offerings. Due to these decreases, as well as higher sales for the first nine months of 2017, our SG&A expenses declined to 27.1% of sales as compared to 27.8% of sales for the first nine months of 2016.

Interest Expense

For the three-month period ended October 1, 2017, our interest expense increased $0.2 million to $1.9 million, from $1.7 million in the third quarter of 2016. For the nine-month period ended October 1, 2017, our interest expense increased $0.4 million to $5.2 million, from $4.8 million in the comparable period last year. The increases were due to higher weighted average borrowing rates for the 2017 periods versus those of the 2016 periods as well as higher average daily outstanding borrowing amounts under our Syndicated Credit Facility during the 2017 periods.

Liquidity and Capital Resources

General

At October 1, 2017, we had $78.1 million in cash and cash equivalents. At that date, we had outstanding $173.8 million of term loan borrowings, $60.8 million of revolving loan borrowings and $6.0 million in letters of credit under our Syndicated Credit Facility.

As of October 1, 2017, we could have incurred $183.2 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred an additional $9.8 million of borrowings under our other lines of credit in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

We exited the quarter ended October 1, 2017 with $78.1 million in cash, a decrease of $87.6 million during the first nine months of the year. The decrease in cash was primarily a result of cash outflows for financing activities, with the most significant factors being (1) $81.1 million of cash used to repurchase and retire 4.2 million shares of our outstanding common stock, (2) $62.1 million of cash used to repay borrowings under the Syndicated Credit Facility (including required amortization payments of $11.3 million), and (3) $11.6 million for the payments of dividends. These financing cash outflows were partially offset by $20.0 million of borrowings under our Syndicated Credit Facility. We also used cash of $22.8 million for capital expenditures in the first nine months of 2017. These uses were partially offset by $67.9 million of cash generated from operating activities during the nine-month period. The factors driving the cash from operations were (1) $48.9 million of net income for the period, and (2) $10.8 million of cash generated due to an increase in accounts payable and accruals. These inflows were partially offset by operating cash outflows of $22.4 million due to an increase in inventory.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 under Item 7A of that Form 10-K. Our discussion here focuses on the period ended October 1, 2017, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At October 1, 2017, we recognized a $30.7 million increase in our foreign currency translation adjustment account compared to January 1, 2017, primarily because of the weakening of the U.S. dollar against certain foreign currencies, particularly the Euro and the Australian dollar.

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

As of October 1, 2017, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.6 million or an increase in the fair value of our financial instruments of $11.7 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the third quarter of 2017. For a discussion of risk factors, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended October 1, 2017:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 3-31, 2017(3)	21,638	$19.67	20,010	$75,037,949
August 1-31, 2017	1,311,102	$19.04	1,311,102	50,077,293
September 1-30, 2017	0	N/A	0	50,077,293
October 1, 2017	0	N/A	0	50,077,293
Total	1,332,740	$19.75	1,331,112	50,077,293

(1) The monthly periods identified above correspond to the Company’s fiscal third quarter of 2017, which commenced July 3, 2017 and ended October 1, 2017.

(2) In April 2017, the Company announced a new share purchase program authorizing the repurchase of up to $100 million of common stock. This amended program has no specific expiration date.

(3) Includes 1,628 shares acquired by the Company from employees at a price of $19.65 per share to satisfy income tax withholding obligations in connection with the vesting of previous grants of equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.1

Amended and Restated Syndicated Facility Agreement, dated as of August 8, 2017, among Interface, Inc., certain subsidiaries of the Company as borrowers, certain subsidiaries of the Company as guarantors, Bank of America, N.A. as Administrative Agent, and the other lenders party thereto (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on August 9, 2017, previously filed with the Commission and incorporated herein by reference).

10.2

Amended and Restated Security and Pledge Agreement, dated as of August 8, 2017, among Interface, Inc., certain subsidiaries of the Company as obligors, and Bank of America, N.A. as Administrative Agent (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on August 9, 2017, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: November 9, 2017	By:	/s/ Bruce A. Hausmann
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