Form 10-K
period 2017-12-31
INTERFACE INC
filed 2018-03-01
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

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

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2017: $1,215,708,813 (61,868,133 shares valued at the closing sale price of $19.65 on June 30, 2017). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 18, 2018:

Class	Number of Shares
Common Stock, $0.10 par value per share	59,337,559

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Introduction and General

References in this Annual Report on Form 10-K to “Interface,” “the Company,” “we,” “our,” “ours” and “us” refer to Interface, Inc. and its subsidiaries or any of them, unless the context requires otherwise.

We are a worldwide leader in design, production and sales of modular carpet, also known as carpet tile. For the past several years, modular carpet sales growth in the floorcovering industry has outpaced the growth of the overall industry, as architects, designers and end users increasingly recognized the unique and superior attributes of modular carpet, including its dynamic design capabilities, greater economic value (which includes lower costs as a result of reduced waste in both installation and replacement), and installation ease and speed.

As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet in over 110 countries under the established brand names Interface® and FLOR®. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 59%, 25% and 16%, respectively, for fiscal year 2017.

Capitalizing on our leadership in modular carpet for the corporate office market segment, we are executing a market diversification strategy to increase our presence and market share for modular carpet in non-corporate office market segments, such as government, education, healthcare, hospitality and retail space. Our diversification strategy also targets the U.S. residential market segment for carpet. As a result of our efforts, our mix of corporate office versus non-corporate office modular carpet sales in the Americas was 44% and 56%, respectively, for 2017. Company-wide, our mix of corporate office versus non-corporate office sales was 59% and 41%, respectively, in 2017. We believe the appeal and utilization of modular carpet is growing in non-corporate office market segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these segments around the world.

In 2017, we globally launched a line of luxury vinyl tile (“LVT”) products, which represents our first introduction into a category of products that we call “modular resilient flooring”. Our LVT products accounted for more than half of our sales growth in 2017 compared with the prior year.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment. We are the world’s leading manufacturer of carpet tile. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users have become more familiar with its unique attributes. We continue to drive this trend with our product innovations and designs discussed below. According to the annual Floor Focus interiors industry survey of the top 250 designers in the United States, carpet tile was ranked as the number one “hot product” for each of the years 2002 through 2012, and was ranked number two for each of the years 2013 through 2017. We believe that we are well positioned to lead and capitalize upon the continued shift to modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership.  Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace, and our established brand names are leaders in the industry. The 2017 Floor Focus survey ranked Interface second in “Best Overall Business Experience” among carpet companies, and it ranked our Interface brand first or second in the survey categories of service, quality, design, performance and value. In the North American residential market segment, our FLOR brand is known for its high style carpet design squares that consumers assemble to create custom rugs, runners or wall-to-wall designs in the home. On the international front, Interface is a well-recognized brand name in carpet tiles for commercial and institutional use. More generally, we believe that as the appeal and utilization of modular carpet continues to expand into market segments such as government, healthcare, education, hospitality, retail and residential space, our reputation as the pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets.

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

The award-winning design firm David Oakey Designs has had a pivotal role in developing our plank and Skinny Plank products, as well as many of our other innovative product designs, and our long-standing exclusive relationship with David Oakey Designs remains vibrant and augments our internal research, development and design staff. As another example, David Oakey Designs has developed products that are manufactured using state-of-the-art tufting technology which allows us to pinpoint tufts of different colored yarns in virtually any arrangement within a carpet tile. These unique designs are best exemplified by our Urban Retreat®, Net Effect®, Human Nature® and World Woven® collections, which are sold throughout our international operations.

Historically, one of our best design innovations is our i2™ modular product line, which includes our popular Entropy® product for which we received a patent in 2005 on the key elements of its design. The i2 line introduced and features mergeable dye lots, and includes a number of carpet tile products that are designed to be installed randomly without reference to the orientation of neighboring tiles. The i2 line offers cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. Another innovation is our TacTiles® carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles, thus eliminating the need for traditional carpet adhesive and resulting in a reduction in installation time and material waste.

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

Recognized Global Leadership in Ecological Sustainability. Our long-standing goal and commitment to be ecologically “sustainable” — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — have emerged as a competitive strength for our business and remain a strategic initiative. It includes Mission Zero®, our global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. It also includes a bold new mission called Climate Take Back™, in which we seek to lead the industry in designing and making products in ways that will maintain a climate fit for life. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us with a differentiating advantage in competing for business among architects, designers and end users of our products, who often make purchase decisions based on “green” factors. The 2017 Floor Focus survey named our Interface business the top among “Green Leaders,” and gave us the top “Green Kudos” honors for our Net Effect collection of recycled content products.

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

Our Business Strategy and Principal Initiatives

Our business strategy is to continue to use our leading position in modular carpet and our product design and global made-to-order capabilities as a platform from which to drive acceptance of our modular carpet and new LVT products across several industry segments, while maintaining our leadership position for modular carpet in the corporate office market segment. These efforts generally are described in the following strategic pillars:

•	Grow our core carpet tile business;
•	Develop a substantial modular resilient flooring business;
•	Execute supply chain productivity;
•	Control selling, general and administrative ("SG&A") spending; and
•	Lead a world-changing sustainability movement centered around Mission Zero and Climate Take Back.

We will seek to increase revenues and profitability by capitalizing on the above strengths and pursuing the following key initiatives.

Penetrate Expanding Geographic Markets for Modular Products. The popularity of modular carpet continues to increase compared with other floorcovering products across most markets, internationally as well as in the United States. While maintaining our leadership in the corporate office segment, we will continue to build upon our position as the worldwide leader for modular carpet in order to promote sales in all market segments globally. A principal part of our international focus – which utilizes our global marketing capabilities and sales infrastructure – is the significant opportunities in several emerging geographic markets for modular carpet. These emerging markets, such as China, India and Eastern Europe, represent large and growing economies and opportunities for Interface to leverage its brand, experience and skills. Other expanding geographic markets, such as Germany and Italy, are established markets that are transitioning to the use of modular carpet from historically low levels of penetration. Each of these geographic markets represents a significant growth opportunity for our modular carpet business.

Continue to Penetrate Non-Corporate Office Market Segments. We will continue our strategic focus on product design and marketing and sales efforts for non-corporate office market segments such as government, education, healthcare, hospitality, retail and residential space. We began this initiative as part of a market diversification strategy to reduce our exposure to the economic cyclicality of the corporate office segment, and it has become a principal strategy generally for growing our business and enhancing profitability. To implement this strategy, we introduced specialized product offerings tailored to the unique demands of these segments and created targeted selling techniques dedicated to penetrating certain segments.

As part of this strategy, our FLOR line of products focuses on the U.S. residential carpet and rugs market segment. These products were specifically created to bring high style modular carpet and rugs to the North American residential market. Historically, we offered FLOR in three primary sales channels – catalogs, the Internet, and in our FLOR retail stores. In the fourth quarter of 2016, we adopted a restructuring plan that included the closure of FLOR’s headquarters office and most retail FLOR stores. In 2017, we completed our restructuring plan and now FLOR focuses on internet sales as well as crossover sales by our commercial sales force.

Develop a Substantial Modular Resilient Flooring Business. Building upon the success of our initial introduction of products into the high growth LVT market, we plan to expand our LVT product offering while also seeking to introduce new products in the modular resilient flooring category. We believe our ability to offer and sell our soft and hard surfaces in an integrated flooring design helps meet the needs of our customers by complementing and enhancing our carpet tile portfolio with true modular installation, no transition strips between surfaces, same sizes of carpet tile and LVT products, and favorable acoustic properties.

Continue to Minimize Expenses and Invest Strategically. We have steadily trimmed costs from our operations for several years through multiple initiatives, which have made our cost structure more efficient today and for the future. Our supply chain and other cost containment initiatives have improved our cost structure and yielded operating efficiencies. While we still seek to minimize our expenses in order to increase profitability, we will also take advantage of strategic opportunities to invest in systems, processes and personnel that can help us grow our business and increase profitability and value.

Use Strong Free Cash Flow Generation to Strengthen Our Balance Sheet. Our principal business has been structured to yield contribution margins that generate strong free cash flow (by which we mean cash available to apply towards servicing debt, potential stock repurchases, strategic acquisitions and the like). Our historical investments in global manufacturing capabilities, facilities and product customization techniques, which we have maintained, also contribute to our ability to generate strong levels of free cash flow. We expect to use our strong free cash flow generation capability to potentially repurchase shares and strengthen our financial position, or re-invest in our operations. We will also continue to execute programs to reduce costs further and enhance free cash flow.  In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow as demand for our products rises.

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

•

unanticipated termination or interruption of any of our arrangements with our primary third party suppliers of synthetic fiber or our sole third party supplier for LVT could have a material adverse effect on us;

•	we have a significant amount of indebtedness, which could have important negative consequences to us; and

•	Some of our competitors who have greater financial resources than we do are adding manufacturing capacity into the industry throughout the world, which could increase the amount of supply in the market, adversely affect pricing in the market, and generate other competitive factors which could adversely impact our sales and profitability.

We believe our business model is strong enough, and our strategic initiatives are properly calibrated, for us to handle these and other challenges we will encounter in our business.

Seasonality

Historically, our first quarter has typically been our slowest quarter while our fourth quarter has typically been our best quarter, with sales generally increasing throughout the course of the fiscal year.  However, in recent years, as our sales efforts and results in the education market segment (which has a heavy buying season in the summer months) have increased and currency fluctuations have impacted us, our third quarter sales have sometimes been the highest.

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

Modular Resilient Flooring

In 2016, we began offering a category of products we call modular resilient flooring, and our first product introductions into this category were LVT products in a four-city test market in the U.S. We recognize that our customers are buying multiple flooring types to service individual projects, while also looking to partner with fewer suppliers that can offer more products and services. In the annual Floor Focus survey described above, LVT has been ranked as the number one “hot product” each of the past five years. Expanding our product portfolio to include modular resilient flooring, and specifically LVT, allows us to meet this growing demand and pursue new or incremental sales opportunities. LVT also shares many of the same attributes and benefits with carpet tile, and we were able to leverage our experience in modular carpet tile in designing a product specification to meet our aesthetic and performance standards. We also selected a reputable third party to manufacture the products to our specifications, thus allowing us to enter the product category with minimal capital commitments.

In 2017, we launched our LVT products globally, beginning with the Level Set™ Collection which includes 41 styles of tiles with printed top layers in a variety of aesthetic looks, including natural woodgrains and stones, textured woodgrains, and patterns. These products are modular and come in sizes that match certain of our modular carpet planks and squares. They also are engineered to the same height as our modular carpet, which means better coverage of irregularities in the sub-floor, lower sound transference from floor to floor, and the ability to install our LVT and modular carpet products side by side without transition strips or layering. In addition, the Level Set Collection is constructed with the same type of backing as our carpet tiles.

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

We believe the principal competitive factors in our primary floorcovering markets are brand recognition, quality, design, service, broad product lines, product performance, marketing strategy and pricing. In the corporate office market segment, modular carpet competes with various floorcoverings, of which broadloom carpet is the most common. We believe the quality, service, design, better and longer average product performance, flexibility (design options, selective rotation or replacement, use in combination with our LVT or roll goods) and convenience of our modular carpet are our principal competitive advantages.

We believe we have competitive advantages in several other areas as well.  First, having both an internal design staff as well as our relationship with David Oakey Designs allows us to introduce numerous innovative and attractive carpet tile and LVT products to our customers.  Additionally, we believe that our global carpet tile manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. We believe that the incorporation of the Intersept antimicrobial chemical agent into the backing of some modular carpet products enhances our ability to compete successfully across all of our market segments generally, and specifically with resilient tile in the healthcare market.

In addition, we believe that our environmental sustainability goals and commitment to eliminate our negative impact on the environment by 2020 is a brand-enhancing, competitive strength as well as a strategic initiative. Our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and related environmental certification programs, resonate deeply with many of our customers and prospects around the globe. Our modular carpet products historically have had inherent installation and maintenance advantages that translated into greater efficiency and waste reduction. We are using raw materials and production technologies, such as our Cool Blue backing line and our ReEntry 2.0 reclaimed carpet separation process, that directly reduce the adverse impact of those operations on the environment and limit our dependence on petrochemicals.

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 80 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. Our research and development costs were $14.0 million, $14.3 million, and $14.5 million in 2017, 2016, and 2015, respectively.

Our research and development team provides technical support and advanced materials research and development for us. The team assisted in the development of our post-consumer recycled content, polyvinyl chloride, or PVC, extruded sheet process that has been incorporated into our GlasBacRE modular carpet backing. Our post-consumer recycled content PVC extruded sheet exemplifies our commitment to “closing-the-loop” in recycling. More recently, this team developed our TacTiles carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles. The team also helped implement our Cool Blue flexible inputs backing line and our ReEntry 2.0 reclaimed carpet separation technology and post-consumer recycling technology for nylon face fibers. With a goal of supporting sustainable product designs in floorcoverings applications, we continue to evaluate bio-based and renewable polymers for use in our products. Our research and development team also supports the dissemination, consultancies and technical communication of our global sustainability endeavors. This team also provides all biochemical and technical support to Intersept antimicrobial chemical product initiatives.

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

David Oakey Designs provides carpet design and consulting services to us pursuant to a consulting agreement, and this firm augments our internal research, development and design staff. David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our modular carpet businesses throughout the world, and overseeing product development, design and coloration functions for our modular carpet business in North America. The agreement can be terminated by either party upon six months prior written notice to the other party. David Oakey Designs also contributed to our ability to efficiently produce many products from a single yarn system. Our mass customization production approach evolved, in major part, from this concept and increases the number and variety of product designs, which in turn enables us to offer products with competitive margins.

Environmental Initiatives

In the latter part of 1994, we commenced a sustainability strategy within our business that we now call Mission Zero, aimed at reducing waste, environmental footprint and costs. Mission Zero, which includes our QUEST waste reduction initiative, is directed towards the elimination of energy and raw materials waste in our businesses, and, on a broader and more long-term scale, the practical reclamation — and ultimate restoration — of shared environmental resources. The initiative involves a commitment by us:

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

As more customers in our target markets share our view that sustainability is an important factor in making purchasing and design decisions, and not just good deeds, our acknowledged leadership position should strengthen our brands and provide a differentiated advantage in competing for business. To further raise awareness of our goal of becoming sustainable, we launched our Mission Zero global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment by the year 2020. In 2016, we launched the Climate Take Back initiative, in which we seek to lead industry in designing and making products in ways that will maintain a climate fit for life. Our Mission Zero and Climate Take Back logos appear on many of our marketing and merchandising materials distributed throughout the world.

A high point in our pursuit of sustainability has been our creation with the Zoological Society of London of a program called Net-Works® in which we’ve worked with communities in the Philippines to collect discarded fishing nets that are damaging a large coral reef, and divert them to our yarn supplier where they are recycled into new carpet fiber. Net-Works provides a source of income for members of these communities in the Philippines, while also cleaning up the beaches and waters where they live and work. Our Net Effect Collection of carpet tile products, among others, contains yarn that is partly made from the recycled fishing nets collected through the Net-Works program. Through 2017, this program has collected more than 142 tons of discarded fishing nets. Net-Works is a big step in redesigning our supply chain from a linear take-make-waste process toward a closed loop system, and it advances our ultimate goal of becoming a restorative enterprise.

Backlog

Our backlog of unshipped orders was approximately $122.9 million at February 11, 2018, compared with approximately $107.8 million at February 12, 2017. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 11, 2018 are expected to be shipped during the succeeding six to nine months.

Patents and Trademarks

We own numerous patents in the United States and abroad on floorcovering products and on manufacturing processes. The duration of United States patents is between 14 and 20 years from the date of filing of a patent application or issuance of the patent; the duration of patents issued in other countries varies from country to country. We maintain an active patent and trade secret program in order to protect our proprietary technology, know-how and trade secrets. Although we consider our patents to be very valuable assets, we consider our know-how and technology even more important to our current business than patents, and, accordingly, believe that expiration of existing patents or non-issuance of patents under pending applications would not have a material adverse effect on our operations.

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

Financial Information by Operating Segments and Geographic Areas

The Notes to Consolidated Financial Statements appearing in Item 8 of this Report set forth information concerning our sales and long-lived assets by geographic areas, which are also our operating segments. We have only one reporting segment.

Employees

At December 31, 2017, we employed a total of 3,092 employees worldwide. Of such employees, 1,781 were clerical, staff, sales, supervisory and management personnel and 1,311 were manufacturing personnel. We also utilized the services of 227 temporary personnel as of December 31, 2017.

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

Executive Officers of the Registrant

Our executive officers, their ages as of December 31, 2017, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Jay D. Gould	58	President and Chief Executive Officer
Robert A. Coombs	59	Senior Vice President (President - Asia-Pacific)
David B. Foshee	47	Vice President, General Counsel and Secretary
Bruce A. Hausmann	48	Vice President and Chief Financial Officer
Matthew J. Miller	49	Vice President (President - Americas)
Kathleen R. Owen	54	Vice President and Chief Human Resources Officer
J. Chadwick Scales	54	Vice President and Chief Marketing, Innovation & Design Officer
Nigel Stansfield	50	Vice President (President - Europe)

Mr. Gould joined us as Executive Vice President and Chief Operating Officer in January 2015, was promoted to President and Chief Operating Officer in January 2016, and was promoted to Chief Executive Officer effective March 3, 2017. From 2012 to January 2015, Mr. Gould was the Chief Executive Officer of American Standard Brands, a kitchen and bath products company. Prior to his employment with American Standard Brands, Mr. Gould held senior executive roles at Newell Rubbermaid Inc., a global marketer of consumer and commercial products, serving as President of its Home & Family business group from 2008 to 2012 and President of its Parenting Essentials business group from 2006 to 2008. He also previously held executive level positions at The Campbell Soup Company (2002-2006) and The Coca-Cola Company (1995-2002).

Mr. Coombs originally worked for us from 1988 to 1993 as a marketing manager for our Heuga carpet tile operations in the United Kingdom and later for all of our European floorcovering operations. In 1996, Mr. Coombs returned to us as Managing Director of our Australian operations. He was promoted in 1998 to Vice President-Sales and Marketing, Asia-Pacific, with responsibility for Australian operations and sales and marketing in Asia, which was followed by a promotion to Senior Vice President, Asia-Pacific. He was promoted to Senior Vice President, European Sales, in May 1999 and Senior Vice President, European Sales and Marketing, in April 2000. In February 2001, he was promoted to President of Interface Overseas Holdings, Inc. with responsibility for all of our floorcoverings operations in both Europe and the Asia-Pacific region, and he became a Vice President of Interface. In September 2002, Mr. Coombs relocated back to Australia, retaining responsibility for our floorcovering operations in the Asia-Pacific region while another executive assumed responsibility for floorcovering operations in Europe. Mr. Coombs was promoted to Senior Vice President of Interface in July 2008.

Mr. Foshee, who previously practiced with an Atlanta-based international law firm, joined us in October 1999 as Associate Counsel. He was promoted to Assistant Secretary in April 2002, Senior Counsel in April 2006, Assistant Vice President in April 2007, Vice President in July 2012, Associate General Counsel in May 2014, and Secretary and General Counsel in January 2017.

Mr. Hausmann joined us in April 2017 as Vice President and Chief Financial Officer.  He came to us from the food, facilities and uniform services supplier Aramark Corporation, where he served as Senior Vice President and Chief Financial Officer for Aramark’s Uniform business unit since 2009, and for Aramark’s Refreshment Services business unit since 2014.  Prior to joining Aramark, he served as Vice President and Segment Controller for the Interactive Media Group of The Walt Disney Company, which he joined in 2002.  He has also previously held finance and controller positions with several software and internet companies.

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

Ms. Owen joined us in June 2015 as Vice President and Chief Human Resources Officer. Ms. Owen is responsible for the development and oversight of human resources strategies and initiatives for talent management, organization development, learning, compensation, culture and diversity for Interface associates, globally. She came to Interface from Taylor Morrison Home Corporation, a publicly traded North American real estate developer and home builder, where she served as Vice President of Human Resources from June 2005 to December 2014. Prior to that, she held several human resources positions with experience across the U.S. and Europe with companies including McKesson Technology Solutions, Check-Free Corporation and Lanier Worldwide.

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

Sales of our principal products are related to the renovation and construction of commercial and institutional buildings. This activity is cyclical and has been affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors that lead to cost control measures by businesses and other users of commercial or institutional space. The effects of cyclicality upon the corporate office segment tend to be more pronounced than the effects upon the institutional segment. Historically, we have generated more sales in the corporate office segment than in any other market. The effects of cyclicality upon the new construction segment of the market also tend to be more pronounced than the effects upon the renovation segment. These effects may recur and could be more pronounced if global economic conditions do not improve or are weakened.

We compete with a large number of manufacturers in the highly competitive floorcovering products market, and some of these competitors have greater financial resources than we do.  We may face challenges competing on price, making investments in our business or on product design.

The floorcovering industry is highly competitive. Globally, we compete for sales of floorcovering products with other carpet manufacturers and manufacturers of other types of floorcovering. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry.  Moreover, some of our competitors are adding manufacturing capacity into the industry throughout the globe which could increase the amount of supply in the market.  Increased capacity at our competitors could result in pricing pressure on our products (including products, like LVT, which may currently carry attractive margins) and less demand for our products, thus adversely affecting both revenues and profitability.

Some of our competitors, including a number of large diversified domestic and foreign companies who manufacture modular carpet as one segment of their business, have greater financial resources than we do.  Competing effectively may require us to make additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities.

In addition, we often compete on design preferences.  Our customers’ design preferences may evolve or change before we adapt quickly enough to those changes or before we recognize those changes have happened in the marketplace. If this occurs, it could negatively affect our sales as our customers choose other product offerings.

Our success depends significantly upon the efforts, abilities and continued service of our senior management executives, our principal design consultant and other key personnel (including sales personnel), and our loss of any of them could affect us adversely.

We believe that our success depends to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs provides to our internal design staff. Specifically, David Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. Our agreement with David Oakey Designs can be terminated by either party upon six months prior written notice to the other party. Our business also depends on the recruitment and retention of other key personnel, including strong sales leaders.

We may lose the services of key personnel for a variety of reasons, including if our compensation programs become uncompetitive in the relevant markets for our employees and service providers, or if the Company undergoes significant disruptive change (including not only economic downturns, but potentially changes management believes are positive in the long term). The loss of key personnel with a great deal of knowledge, training and experience in the carpet industry – particularly in the areas of sales, marketing, operations, product design and management – could have an adverse impact on our business. We may not be able to easily replace such personnel, particularly if the underlying reasons for the loss make the Company relatively unattractive as an employer.

We are implementing a multi-year transformation of our sales organization, including the implementation of standardized processes in which our sales force goes to market, interacts with customers, works with the architect and design community and, in general, operates day-to-day.  We are also implementing technology tools that the sales force will be required to use as part of their day-to-day jobs, and new management positions to actively manage and coach the sales force.  All of these changes are disruptive, which may create challenges for our sales force to adapt, particularly for long tenured employees, which comprise a large portion of our sales force.  There are no guarantees that these efforts will increase sales or improve profitability of the business, or that they will not instead adversely disrupt the business, decrease sales, and decrease overall profitability.

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuations.

We have substantial international operations. In 2017, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. This includes, for example, the uncertainty surrounding the implementation and effect of the United Kingdom’s June 2016 referendum in which voters approved the United Kingdom’s exit from the European Union, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2017 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results. In addition, political unrest, terrorist acts, military conflict and disease outbreaks have increased the risks of doing business abroad generally.

Concerns regarding European sovereign debt and market perceptions about the instability of the euro, the potential re-introduction of individual currencies within the Eurozone, the potential dissolution of the euro entirely, or the U.K. exiting the European Union, could adversely affect our business, results of operations or financial condition.

Following the European sovereign debt crisis that began in 2011, concerns still persist regarding the debt burden of certain countries using the euro as their currency (the “Eurozone”) and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Despite remedial efforts undertaken by the European Commission and others, these concerns have caused instability in the euro and could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations or increase the risks of foreign currency fluctuations or cause the failure of hedging programs intended to reduce those risks. In addition, concerns over these effects on financial institutions in Europe and globally could have an adverse impact on the capital markets generally, and more specifically on our ability and the ability of our customers, suppliers and lenders to finance our and their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials, and on the demand for our products.

In addition, the results of a June 2016 referendum vote in the U.K. were in favor of the U.K. exiting the European Union (the “Brexit Vote”).  On March 29, 2017, the U.K. notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The terms of the withdrawal are subject to a negotiation period that could last at least two years from the withdrawal notification date.  The uncertainty leading up to and following the Brexit Vote has had a negative impact on our business and demand for our products in Europe, and particularly in the U.K.  In addition, the Brexit Vote has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the euro and the British Pound Sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency of U.S. dollars).  Such a development could have other unpredictable adverse effects, including a material adverse effect on demand for office space and our carpet products in the U.K. and in Europe if a U.K. exit leads to economic difficulties in Europe.

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

Unanticipated termination or interruption of any of our arrangements with our primary third party suppliers of synthetic fiber or our sole third party supplier for luxury vinyl tile (“LVT”) could have a material adverse effect on us.

We depend on a small number of third party suppliers of synthetic fiber and a single supplier for our LVT products. The unanticipated termination or interruption of any of our supply arrangements with our current suppliers of synthetic fiber (nylon) or sole supplier of LVT, including failure by any third party supplier to meet our product specifications, could have a material adverse effect on us because we do not have the capability to manufacture our own fiber for use in our carpet products or our own LVT. Our suppliers may not be able to meet our demand for a variety of reasons, including our inability to forecast our future needs accurately or a shortfall in production by the supplier for reasons unrelated to us, such as work stoppages, acts of war, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. If any of our supply arrangements with our primary suppliers of synthetic fiber or our sole supplier of LVT is terminated or interrupted, we likely would incur increased manufacturing costs and experience delays in our manufacturing process (thus resulting in decreased sales and profitability) associated with shifting more of our synthetic fiber purchasing to another synthetic fiber supplier or developing new supply chain sources for LVT. A prolonged inability on our part to source synthetic fiber included in our products or LVT on a cost-effective basis could adversely impact our ability to deliver products on a timely basis, which could harm our sales and customer relationships.

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

As a consequence of our level of indebtedness, a substantial portion of our cash flow from operations must be dedicated to debt service requirements. In addition, borrowings under our Syndicated Credit Facility have variable interest rates, and therefore our interest expenses will increase if the underlying market rates (upon which the variable interest rates are based) increase. The terms of our Syndicated Credit Facility also limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. They also require us to comply with certain other reporting, affirmative and negative covenants and meet certain financial tests. If we fail to satisfy these tests or comply with these covenants, a default may occur, in which case the lenders could accelerate the debt as well as any other debt to which cross-acceleration or cross-default provisions apply. Our Syndicated Credit Facility matures in August 2022. We cannot assure you that we would be able to renegotiate, refinance or otherwise obtain the necessary funds to satisfy these obligations.

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

Changes to our facilities could disrupt our operations.

From time to time, we make improvements to our physical facilities, or move operations to new ones.  Large scale changes or moves could disrupt our normal operations, leading to possible loss of productivity, which may adversely affect our results.

The company will be moving its corporate headquarters in 2018. The transition and relocation of the company’s headquarters could be disruptive and could create a distraction to management in running day-to-day operations which could adversely affect the business.

We are also making significant investments and modifications to our manufacturing facilities in LaGrange Georgia. At times this process can be disruptive, and there is no guarantee that these efforts will yield the financial returns and improvements in the business that we hope to achieve from them. In addition, while these changes are intended to yield stronger financial results, they could potentially adversely affect financial results due to project delays, business disruption as new facilities and equipment come online, and general disruption as we make changes and modifications to our manufacturing facilities and processes.

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

Disruptions to or failures of our information technology systems could adversely effect on our business.

We rely heavily on information technology systems—both software and computer hardware—to operate our business. We rely on these systems to, among other things:

●	facilitate and plan the purchase, management and distribution of, and payment for, inventory and raw materials;
●	Control our production processes;
●	manage and monitor our distribution network and logistics;
●	receive, process and ship orders;
●	manage billing, collections and payables;
●	manage financial reporting; and
●	manage payroll and human resources information.

Our IT systems may be disrupted or fail for a number of reasons, including:

●	natural disasters, like fires;
●	power loss;
●	software “bugs”, hardware defects or human error; or
●	hacking, computer viruses, malware, ransomware or other cyber attacks.

Any of these events which deny us use of vital IT systems may seriously disrupt our normal business operations. These disruptions may lead to production or shipping stoppages, which may in turn lead to material revenue loss and reputational harm. There is no guarantee that our backup systems or disaster recovery procedures will be adequate to mitigate losses due to IT system disruptions in a timely fashion, and we may incur significant expense in correcting IT system emergencies.

To the extent our IT systems store sensitive data, including about our employees, security breaches may expose us to other serious liabilities and reputational harm if such data is misappropriated. In addition, as cybercriminals continue to become more sophisticated, the costs to defend and insure against cyberattacks can be expected to rise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 20,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings), all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
Bangkok, Thailand	275,946
Craigavon, N. Ireland(1)	80,986
LaGrange, Georgia	539,545
LaGrange, Georgia(1)	322,096
Union City, Georgia(1)	370,000
Valley, Alabama(1)	338,086
Minto, Australia	259,356
Scherpenzeel, the Netherlands	360,800
West Point, Georgia	299,600
Taicang, China(1)	142,500

__________

(1)	Leased.

We maintain sales or marketing offices in over 70 locations in over 30 countries and a number of other distribution facilities in several countries.  Most of our sales and marketing locations and many of our distribution facilities are leased.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 18, 2018, we had 624 holders of record of our Common Stock. We estimate that there are in excess of 10,000 beneficial holders of our Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s Common Stock on the Nasdaq Global Select Market as well as dividends paid during such periods.

	High	Low	Dividends Per Share
2018
First Quarter (through February 16, 2018)	$26.25	$22.10	$0.00

2017
Fourth Quarter	$25.70	$21.21	$0.065
Third Quarter	22.60	18.30	0.065
Second Quarter	21.05	18.15	0.06
First Quarter	19.93	17.18	0.06

2016
Fourth Quarter	$19.10	$14.59	$0.06
Third Quarter	18.45	15.02	0.06
Second Quarter	18.71	14.56	0.05
First Quarter	18.99	13.70	0.05

On February 21, 2018, our Board also declared a regular quarterly cash dividend of $0.065 per share, payable March 23, 2018 to shareholders of record as of March 9, 2018. Future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in the agreement for our Syndicated Credit Facility, which specifies conditions as to when any dividend payments may be made. As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

Stock Performance

The following graph and table compare, for the five-year period ended December 31, 2017, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) a self-determined peer group comprised primarily of companies in the commercial interiors industry, assuming an initial investment of $100 in each on December 30, 2012 (the last day of the fiscal year 2012).

	12/30/12	12/29/13	12/28/14	1/3/16	1/1/17	12/31/17
Interface, Inc.	$100	$137	$107	$124	$122	$167
NASDAQ Composite Index	$100	$142	$166	$175	$191	$248
Self-Determined Peer Group (14 Stocks)	$100	$150	$166	$178	$205	$229

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.
(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.
(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(4)	The index level was set to $100 as of December 30, 2012 (the last day of fiscal year 2012).
(5)	The Company’s fiscal year ends on the Sunday nearest December 31.
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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended December 31, 2017:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

October 2 - 31, 2017	0	$0.00	0	$50,077,293
November 1 – 30, 2017 (3)	436,399	23.28	435,399	39,940,933
December 1 – 31, 2017	15,201	23.99	15,201	39,576,216
Total	451,600	$23.30	450,600	$39,576,216

(1) The monthly periods identified above correspond to the Company’s fiscal fourth quarter of 2017, which commenced October 2, 2017 and ended December 31, 2017.

(2) In April 2017, the Company announced a new share purchase program authorizing the repurchase of up to $100 million of common stock. This program has no specific expiration date.

(3) Includes 1,000 shares acquired by the Company from an employee at a price of $22.75 per share to satisfy income tax withholding obligations in connection with the vesting of a previous grant of an equity award.

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

	2017	2016	2015	2014	2013

Net sales	$996,443	$958,617	$1,001,863	$1,003,903	$959,989
Cost of sales	610,422	589,973	618,974	663,876	618,880
Operating income(1)	109,844	84,937	113,593	70,295	95,630
Net income(2)	53,246	54,162	72,418	24,808	48,255
Income from continuing operations per common share attributable to Interface, Inc.
Basic	$0.86	$0.83	$1.10	$0.37	$0.73
Diluted	$0.86	$0.83	$1.10	$0.37	$0.73
Average Shares Outstanding
Basic	61,996	65,098	66,027	66,389	66,194
Diluted	62,040	65,136	66,075	66,448	66,297
Cash dividends per common share	$0.25	$0.22	$0.18	$0.14	$0.11
Property additions	30,474	28,071	27,188	38,922	91,851
Depreciation and amortization(3)	37,508	36,505	44,751	34,675	32,605
Working capital	$254,221	$311,799	$245,391	$240,881	$257,918
Total assets	800,600	835,439	756,549	774,914	796,335
Total long-term debt	229,928	270,347	213,531	263,338	273,826
Shareholders’ equity	330,091	340,729	342,366	306,639	340,787
Current ratio(4)	2.4	3.0	2.6	2.7	3.0

__________

(1)

The following charges and items are included in our operating income.  In 2017, we recorded restructuring and asset impairment charges of $7.3 million. In 2016, we recorded restructuring and asset impairment charges of $19.8 million. In 2014, we recorded restructuring and asset impairment charges of $12.4 million. In 2013, we recorded a gain of approximately $7.0 million related to the final settlement of our insurance claim relating to the Australia fire.

(2)

Included in 2017 net income are provisional tax charges of $15.2 million due to the recently enacted U.S. Tax Cuts and Jobs Act. Please see Item 8, Note 13 “Taxes on Income” for further discussion of these charges.  Included in 2014 net income is $9.2 million of pre-tax expenses related to the premium paid to redeem senior note debt as well as $2.8 million related to the unamortized debt cost that related to these notes at redemption.  Included in the 2013 net income are $1.7 million of expenses related to the retirement of debt, and a one-time tax dispute resolution benefit of $1.9 million.

(3)	Includes stock compensation amortization.

(4)	Current ratio is the ratio of current assets to current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our revenues are derived from sales of floorcovering products, primarily modular carpet and luxury vinyl tile (“LVT”). Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors industry, including the market for floorcovering products, is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our business.

Most of our sales are to customers in the corporate office market segment, but we also focus our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet sales in the Americas was 44% and 56%, respectively, for 2017. Company-wide, our mix of corporate office versus non-corporate office sales was 59% and 41%, respectively, in 2017.

During 2017, we had net sales of $996.4 million, up 3.9% compared to $958.6 million in 2016. Operating income for 2017 was $109.8 million as compared to $84.9 million in 2016. Net income for 2017 was $53.2 million, or $0.86 per share, compared with $54.2 million, or $0.83 per share, in 2016. Included in our results for 2017 were $7.3 million of restructuring and asset impairment charges as well as $15.2 million of tax charges related to the recently enacted U.S. Tax Cuts and Jobs Act. Please see Item 8, Note 13 “Taxes on Income” for further discussion of these tax charges.

During 2016, we had net sales of $958.6 million, down 4.3% compared to $1.0 billion in 2015. Operating income for 2016 was $84.9 million as compared to $113.6 million for 2015. Net income for 2016 was $54.2 million, or $0.83 per share, compared with $72.4 million, or $1.10 per share, in 2015. Included in our results for 2016 was a restructuring and asset impairment charge of $19.8 million, as discussed below.

2016 Restructuring Plan

In the fourth quarter of 2016, we committed to a new restructuring plan in our continuing efforts to improve efficiencies and decrease costs across our worldwide operations, and more closely align our operating structure with our business strategy. The plan involved (i) a substantial restructuring of the FLOR business model that included closure of its headquarters office and most retail FLOR stores, (ii) a reduction of approximately 70 FLOR employees and a number of employees in the commercial carpet tile business, primarily in the Americas and Europe regions, and (iii) the write-down of certain underutilized and impaired assets that included information technology assets, intellectual property assets, and obsolete manufacturing, office and retail store equipment.

As a result of this plan, we incurred a pre-tax restructuring and asset impairment charge in the fourth quarter of 2016 of $19.8 million. In connection with this plan, in the first quarter of 2017, the Company recorded an additional charge of $7.3 million, primarily related to exit costs associated with the closure of most FLOR retail stores in the first quarter of 2017. The charge in the fourth quarter of 2016 was comprised of $10.1 million of severance charges, $8.0 million of asset impairment charges and lease exit costs of $1.7 million. The charge in the first quarter of 2017 was comprised of lease exit costs of $3.4 million, asset impairment charges of $3.3 million and severance charges of $0.6 million.

  Approximately $16 million of the charges were expected to result in cash expenditures, primarily for severance payments (approximately $11 million) and lease exit costs (approximately $5 million). This restructuring plan was substantially completed in 2017.

Analysis of Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 46% in 2017, and 48% in 2016 and 2015. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. In 2017, the strengthening of the euro, Australian dollar and Canadian dollar had a small positive impact on our net sales and operating income. During 2016, our sales and operating income were negatively impacted by the strengthening of the U.S. dollar and euro against the British Pound Sterling, with smaller impacts due to weakening of the Australian dollar and Canadian dollar against the U.S. dollar. In 2015, the strengthening of the U.S. dollar led to a significant impact on our consolidated operations. In particular, the euro, Australian dollar and Canadian dollar were translated at lower rates compared to prior years. The following table presents the amounts (in U.S. dollars) by which the exchange rates for converting euros, Australian dollars and Canadian dollars into U.S. dollars have affected our net sales and operating income during the past three years:

	2017	2016	2015
	(in millions)

Impact of changes in foreign currency on net sales	$5.5	$(10.9)	$(79.5)
Impact of changes in foreign currency on operating income	1.0	(1.0)	(9.8)

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations during the past three years:

	Fiscal Year
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.3	61.5	61.8
Gross profit on sales	38.7	38.5	38.2
Selling, general and administrative expenses	27.0	27.5	26.9
Restructuring and asset impairment charges	0.7	2.1	0.0
Operating income	11.0	8.9	11.3
Interest/Other expense	0.9	0.6	0.7
Income before income tax expense	10.1	8.3	10.6
Income tax expense	4.7	2.6	3.3
Net income	5.3	5.7	7.2

Net Sales

Below we provide information regarding our net sales and analyze those results for each of the last three fiscal years. Fiscal year 2015 was a 53-week period. Fiscal years 2017 and 2016 were 52-week periods.

	Fiscal Year			Percentage Change
	2017	2016	2015	2017 compared	2016 compared
	(in thousands)			with 2016	with 2015

Net Sales	996,443	$958,617	1,001,863	3.9%	(4.3%)

Net sales for 2017 compared with 2016

For 2017, our net sales increased $37.8 million (3.9%) as compared to 2016. Fluctuations in currency exchange rates had a positive impact on the comparison of approximately $5.5 million, meaning that if currency levels had remained constant year over year our 2017 sales would have been lower by this amount. On a geographic basis, we experienced sales growth across all our regions. Sales in the Americas were up 3.5%, sales in Europe were up 2.0% in U.S. dollars (1.5% increase in local currencies), and sales in Asia-Pacific were up 8.7%.

In the Americas, our weighted average selling price per square yard for our modular carpet decreased 1% in 2017 as compared to 2016. The sales increase in the Americas was due primarily to the introduction of our LVT products in early 2017, as our modular carpet sales in the Americas declined versus 2016.  This decline in modular carpet sales was due entirely to the closure of our FLOR specialty retail stores in the first quarter of 2017, as our commercial modular business was up approximately 1% in 2017 as compared to 2016.   The corporate office market segment increased 2% for the year.  Other market segments showing growth were the government (up 19%), retail (up 5%) and education (up 4%) market segments.  The increase in the government market segment was seen across most government customers, with sales to state and municipal governments representing the most significant increase.   The increase in retail was due to the performance of our Interface SERVICES™ business, which has a larger percentage of its sales to the retail segment.  These increases were offset by declines in the hospitality (down 7%) and healthcare (down 6%) market segments.

In Europe, our weighted average selling price per square meter increased 3% in 2017 compared with 2016.  Sales in the region were up in both U.S. dollars (2%) and local currency (1.5%).  Within the region, the weakening of the British Pound versus the euro had a negative impact on sales, however this was offset by the strengthening of the euro versus the U.S. dollar during 2017 as compared to 2016. The United Kingdom, which has historically been our third largest market, experienced a sales increase in local currency of 3% for the year, but a decline of 2% when translated into U.S. dollars.   We also experienced growth in Germany in 2017, but this was partially offset by other declines in central Europe.  The increase in sales was entirely within the corporate office market segment (up 3%) as no other market segment had a significant increase in sales.  The corporate office market comprises the majority of sales in the Europe region.  This increase was partially offset by declines in the retail (down 17%), education (down 12%), and residential (down 52%) market segments.

In Asia-Pacific, our weighted average selling price increased 5.6% for the year, with the appreciation of the Australian dollar having a positive impact on this increase.  Within the region, Asia sales increased 5% while Australia sales increased 12% as translated into U.S. dollars.  As noted, the appreciation of the Australian dollar had a positive impact on the sales increase, as in local currency sales in Australia increased 9%.  The increase in sales for the region was primarily due to the strength of the corporate office market (which comprises the bulk of the region’s sales and was up 8%).  Other non-office market segments showing growth for the year were education (up 16%) and healthcare (up 36%).  The increase in the education segment was due to our success in the Australian education market, a result of increased government education spending in the market, as well as growth of student accommodation projects at the university level.  These increases were only slightly offset by declines in the retail, government and residential market segments.

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

In the Americas, our weighted average selling price per square yard increased approximately 1% in 2016 compared with 2015. The sales decline in the Americas was experienced across the majority of our customer segments, with the most significant decline occurring in the corporate office segment (down 5%), which is the largest single customer segment in the Americas. We saw lower levels of customer orders during the first three quarters of the year, although this trend somewhat reversed during the fourth quarter, as sales in the corporate segment were effectively flat for the quarter. We also experienced a decline in the residential market segment of 15%, due largely to the performance of our FLOR consumer business. Other declines were seen in the government (down 19%) and retail (down 5%) market segments. The decline in government segment sales in the region was primarily a result of reduced order activity in light of the election cycle. The hospitality market segment in the region increased 11% versus 2015, as we continued to convert customers to modular carpet.

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

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses during the past three years:

Cost and Expenses	Fiscal Year			Percentage Change
	2017	2016	2015	2017 compared with 2016	2016 compared with 2015
	(in thousands)
Cost of Sales	$610,422	$589,973	$618,974	3.5%	(4.7%)
Selling, General and Administrative Expenses	268,878	263,919	269,296	1.9%	(2.0%)
Total	$879,300	$853,892	$888,270	3.0%	(3.9%)

For 2017, our costs of sales increased $20.4 million (3.5%) compared with 2016.  Fluctuations in currency exchange rates did not have a significant impact (less than 1%) on the comparison.  In absolute dollars, the increase in costs of sales was a result of the higher sales for 2017 as compared to 2016.  As noted above, sales increased 3.9% in 2017.  As a percentage of sales, our costs of sales improved to 61.3% in 2017 versus 61.5% in 2016.  This improvement was a result of (1) productivity initiatives, including our investment in our manufacturing facilities in LaGrange Georgia, (2) lower cost of sales as a percentage of sales due to the introduction of our LVT product offerings, which commanded margins in 2017 that were accretive to our modular carpet products, and (3) non-recurring charges in 2016 related to the transition to a centralized warehouse and distribution center in our Americas business.  These benefits were partially offset by (1) higher raw materials costs due to input cost inflation, particularly in our European business, and (2) negative gross margin impacts due to the exit of our FLOR specialty retail business.  Our FLOR business delivers higher gross margins than our commercial business, and with the closure of the specialty retail stores the decline in sales had a negative impact on our cost of sales as a percentage of sales.

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

For 2017, our SG&A expenses increased $5.0 million (1.9%) versus 2016. Currency fluctuations had only a slight (less than 1%) unfavorable impact on SG&A expenses. The increase in SG&A expenses during the year was due to (1) higher incentive-based compensation (approximately $6 million) and performance-based stock compensation (approximately $1.5 million) as performance targets were met to a higher degree in 2017 as comparted to 2016, and (2) higher administrative expenses of $5 million as we centralize certain support functions. These increases were partially offset by (1) lower marketing expenses of $3.9 million, a result of our restructuring efforts as well as global consolidation of costs for marketing expenditures leading to lower levels of total spend, and (2) lower selling costs of $4.2 million due primarily to exiting our FLOR specialty retail business in 2017. Despite the higher SG&A expense in absolute dollars, due to the increase in sales noted above, SG&A expenses declined as a percentage of sales in 2017 to 27.0% versus 27.5% in 2016.

For 2016, our SG&A expenses decreased $5.4 million (2.0%) versus 2015. Currency fluctuations had only a slight (less than 1%) favorable impact on SG&A expenses. On an absolute dollar basis, the decrease was almost entirely related to lower administrative expenses of $9.4 million resulting from lower incentive-based compensation, including share-based compensation, due to performance targets not being met in 2016 to the same degree as in 2015. These declines were primarily at the corporate and Americas level. Other declines were lower selling expenses of $1.2 million due to reduced commissions on lower sales volumes. These decreases were partially offset by higher marketing expenses in 2016 of approximately $5.2 million, as we continued to expand our marketing efforts related to the early rollout of our modular resilient flooring (“MRF”) products as well as other initiatives to drive product adoption. These marketing increases were most significant in the Americas region (up $1.7 million) due to the MRF rollout and in the Asia-Pacific region (up $1.9 million), primarily in Asia related to additional customer events, product rollout support and increased marketing management. Despite the overall decline in SG&A expenses in absolute dollars, due to the lower sales in 2016 versus 2015 our SG&A expenses increased as a percentage of sales to 27.5% in 2016 versus 26.9% in 2015, as the decline in SG&A expenses was less than the decline in net sales.

Interest Expense

For 2017, our interest expense increased $1.0 million to $7.1 million, versus $6.1 million in 2016. This increase was a result of (1) higher average interest rates under our Syndicated Credit Facility during 2017 (the average interest rate for 2016 was 2.5% as compared to 2.9% for 2017), and (2) in 2017 we fixed the variable interest rate on $100 million of our term loan borrowings under the Syndicated Credit Facility by entering into an interest rate swap transaction. The effect of this interest rate swap was to increase the interest rate on the $100 million notional amount of the swap above the variable rate in effect for our other term loan borrowings under the Syndicated Credit Facility.

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

Tax

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Among the significant changes resulting from the law, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% effective January 1, 2018 and creates a modified territorial tax system with a one-time mandatory “transition tax” on previously unrepatriated foreign earnings.

Due to the tax legislation, the Company has recorded a provisional tax expense of $3.5 million related to the remeasurement of its net deferred tax assets. The Company also recorded a provisional tax expense of $11.7 million related to the one-time transition toll tax. These amounts are considered provisional because they use reasonable estimates of which tax returns have not been filed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued. The Company will adjust these provisional amounts as further information becomes available and as we refine our calculations. Please see Item 8, Note 13 entitled “Taxes on Income” for further information on the financial statement impact of the Tax Act.

Our effective tax rate in 2017 was 47.0%, compared with an effective tax rate of 31.6% in 2016. The increase in our effective tax rate in 2017 compared to 2016 was primarily due to a $15.2 million tax charge for the impacts of the Tax Act as discussed above and an increase in U.S. earnings resulting in more U.S. state tax expense.

Our effective tax rate in 2016 was 31.6%, compared with an effective tax rate of 31.5% in 2015. The 2016 effective tax rate was favorably impacted by a higher portion of income earned in foreign jurisdictions which are taxed at lower tax rates than the U.S federal tax rate. The favorable impact to the 2016 effective tax rate was offset by a decrease in the release of valuation allowances related to state net operating loss carryforwards utilized in 2016 compared to 2015. For additional information on taxes and a reconciliation of effective tax rates to statutory tax rates, see the Note 13 entitled “Taxes on Income” in Item 8 of this Report.

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

Historically, we use more cash in the first half of the fiscal year, as we pay insurance premiums, taxes and incentive compensation and build up inventory in preparation for the holiday/vacation season of our international operations.

In December 2016, one of the Company’s foreign subsidiaries borrowed 61 million euros (approximately $63.5 million) under the Syndicated Credit Facility. The funds were distributed to its U.S. parent company to fund then-current and projected U.S. cash needs. A significant portion of these borrowings were repaid in the first quarter of 2017.

At December 31, 2017, we had $87.0 million in cash. Approximately $14.1 million of this cash was located in the U.S., and the remaining $72.9 million was located outside of the U.S. The cash located outside of the U.S. is indefinitely reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs, particularly for working capital needs and capital expenditure requirements in Europe, Asia, Canada, and Australia, support our assertion that a portion of our cash in foreign locations will be reinvested and remittance will be postponed indefinitely.  Of the $72.9 million of cash in foreign jurisdictions, approximately $43.0 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for foreign withholding and U.S. state income taxes on these amounts in accordance with applicable accounting standards.

As of December 31, 2017, we had $229.9 million of borrowings and $6.0 million in letters of credit outstanding under our Syndicated Credit Facility. Of those borrowings outstanding, $170.0 million were Term Loan A borrowings and $59.9 million were revolving loan borrowings. As of December 31, 2017, we could have incurred $184.1 million of additional revolving loan borrowings under our Syndicated Credit Facility. In addition, we could have incurred the equivalent of $9.8 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

We have approximately $95.0 million in contractual cash obligations due by the end of fiscal year 2018, which includes, among other things, pension cash contributions, interest payments on our debt and lease commitments. Based on current interest rate and debt levels, we expect our aggregate interest expense for 2018 to be between $8 million and $11 million. We estimate aggregate capital expenditures in 2018 to be between $50 million and $60 million, although we are not committed to these amounts.

It is important for you to consider that we have a significant amount of indebtedness. Our Syndicated Credit Facility matures in August of 2022. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms, or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

It is also important for you to consider that borrowings under our Syndicated Credit Facility comprise the substantial majority of our indebtedness, and that these borrowings are based on variable interest rates (as described below) that expose the Company to the risk that short-term interest may increase. We have, however, entered into an interest rate swap transaction to fix the variable interest rate with respect to $100 million of the term loan borrowings under the Syndicated Credit Facility. For information regarding the current variable interest rates of these borrowings, the potential impact on our interest expense from hypothetical increases in short term interest rates, and the interest rate swap transaction, please see the discussion in Item 7A of this Report.

Syndicated Credit Facility

We have a syndicated credit facility (the “Syndicated Credit Facility” or “Facility”, most recently amended and restated in August 2017) pursuant to which the lenders provide to us and certain of our subsidiaries a multicurrency revolving credit facility and provide to us a term loan.  The key features of the Facility are as follows:

●	The Facility matures in August of 2022.
●

The Facility includes a multicurrency revolving loan facility made available to the Company and our principal subsidiaries in Europe and Australia not to exceed $250 million in the aggregate at any one time outstanding. A sublimit of $40 million exists for the issuance of letters of credit under the Facility.

●	The Facility includes a Term Loan A borrowing that had an original principal amount of $177.5 million.
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

Interest Rates and Fees. Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 1.50% over the applicable base interest rate (which is defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or a specified Eurocurrency rate), depending on our consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on Eurocurrency-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 2.50% over the applicable Eurocurrency rate, depending on our consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, we pay a commitment fee ranging from 0.20% to 0.35% per annum (depending on our consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

Amortization Prepayments. We are required to make quarterly amortization payments of $3.75 million of the Term Loan A borrowing.

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

The Facility also requires us to remain in compliance with the following financial covenants as of the end of each fiscal quarter, based on our consolidated results for the year then ended:

●	Consolidated Net Leverage Ratio: Must be no greater than 3.75:1.00.
●	Consolidated Interest Coverage Ratio: Must be no less than 2.25:1.00.

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

Collateral. Pursuant to an Amended and Restated Security and Pledge Agreement, the Facility is secured by substantially all of the assets of Interface, Inc. and our domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ Administrative Agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

As of December 31, 2017, we had $170.0 million of Term Loan A borrowings and $59.9 million of revolving loan borrowings outstanding under the Facility, and had $6.0 million in letters of credit outstanding under the Facility.

We are presently in compliance with all covenants under the Syndicated Credit Facility and anticipate that we will remain in compliance with the covenants for the foreseeable future.

In the third quarter of 2017, we entered into an interest rate swap transaction that fixed the variable interest rate with respect to $100 million of the term loan borrowings under the Syndicated Credit Facility. For additional information, please see Item 7A and Note 8 entitled “Borrowings” in Item 8 of this Report.

Analysis of Cash Flows

We ended 2017 with $87.0 million in cash, a decrease of $78.6 million during the year.  The most significant decrease in cash was due to our share repurchase program which used $91.6 million of cash to repurchase and retire 4.6 million shares of our outstanding common stock, pursuant to our established share repurchase plans.  We also used $72.0 million of cash to repay outstanding borrowings under our Syndicated Credit Facility (including $15.0 million of required amortization payments under our term loan), as well as $15.5 million for the payment of dividends.    We borrowed $25.0 million during 2017 under our Syndicated Credit Facility.  Outside of these financing activities, we also used cash of $30.5 million for capital expenditures during 2017.  These uses of cash were partially offset by cash flow from operations of $103.4 million.  The significant components of cash flow from operations were (1) net income of $53.2 million, and (2) a $12.0 million increase in accruals and accounts payable.  Cash flow from operations was partially offset by (1) an increase of accounts receivable of $10.3 million, and (2) an increase in inventory of $13.6 million.  Included in cash flow from operations is a $15.2 million add-back to net income related to the non-cash charge recorded in 2017 in connection with the Tax Act.  A portion of this impact (an estimated $9.8 million) will result in cash expenditures over the next eight years as is allowed by the Tax Act.  However, this estimated amount could change as the Company completes its analysis of the Tax Act over the course of 2018.

We exited 2016 with $165.7 million in cash, an increase of $90.0 million during the year.  The most significant increase in cash was a result of borrowings under our Syndicated Credit Facility, the largest portion of which was borrowings of $63.5 million in the December 2016 borrowing transaction discussed above.  We also borrowed an additional $23.9 million under our Syndicated Credit Facility during 2016.  Outside of these borrowings, our cash flow from operating activities of $98.1 million was the most significant factor in our cash generation.  The significant components of this cash flow from operations were (1) net income of $54.2 million, (2) a $12.2 million increase in accounts payable and accruals, and (3) a $2.7 million decrease in inventory.  These increases were partially offset by a $7.7 million increase in prepaid expenses and other assets.  Other primary uses of cash during 2016 were (1) capital expenditures of $28.1 million, (2) $18.5 million used to repurchase and retire 1.2 million shares of our outstanding common stock pursuant to our established share repurchase plan, (3) $17.6 million of repayments under our Syndicated Credit Facility, (4) $14.3 million for the payment of dividends, and (5) $12.5 million for repayment of term loan borrowings under our Syndicated Credit Facility as required by the applicable amortization schedule.

We exited 2015 with $75.7 million in cash, an increase of $20.8 million during the year.  The increase in cash was primarily due to improved cash flow from operating activities of $126.5 million in 2015, compared with $46.4 million in 2014.  The factors driving the increase in cash flow from operating activities were (1) higher net income in 2015 due to improved operational performance, (2) a $16.2 million reduction in cash paid for interest, (3) an $18.7 million reduction in accounts receivable, and (4) a $15.5 million increase in accounts payable and accrued expenses.  The increase in cash from operating activities was partially offset by an increase in inventories of $26.5 million and an increase in prepaid expenses and other assets of $8.3 million.  Our other primary uses of cash during 2015 were (1) $45.3 million of repayments of revolving loan borrowings under our Syndicated Credit Facility, (2) $27.2 million of capital expenditures, primary related to our manufacturing locations, (3) $13.3 million used to repurchase and retire 650,000 shares of our outstanding common stock, pursuant to our established share repurchase plan, (4) $11.9 million for the payment of dividends, and (5) $2.5 million for repayment of term loan borrowings under our Syndicated Credit Facility as required by the applicable amortization schedule.

We believe that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future.

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations and the periods in which payments are due. The amounts and time periods are measured from December 31, 2017.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$229,928	$15,000	$30,000	$184,928	$0
Operating Lease Obligations(1)	62,439	16,719	21,789	8,431	15,500
Expected Interest Payments(2)	28,842	7,013	12,589	9,240	0
Unconditional Purchase Obligations(3)	49,383	45,091	3,709	583	0
Pension Cash Obligations(4)	123,169	11,145	23,044	24,329	64,651
Total Contractual Cash Obligations(5) (6)	$493,761	$94,968	$91,131	$227,511	$80,151

______________________

(1)	Our capital lease obligations are insignificant.

(2)

Expected interest payments to be made in future periods reflect anticipated interest payments related to the $170.0 million of Term Loan A borrowings outstanding and the $59.9 million of revolving loan borrowings outstanding under our Syndicated Credit Facility as of December 31, 2017. We have also assumed in the presentation above that these borrowings will remain outstanding until maturity with the exception of the required amortization payments for our Term Loan A borrowings.

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

(5)

The above table does not reflect unrecognized tax benefits of $29.2 million, the timing of which payments are uncertain. See Note 13 entitled “Taxes on Income” in Item 8 of this Report for further information.

(6)

The above table does not reflect any provisional payments under the U.S. Tax Cuts and Jobs Act enacted December 2017. At this time, the Company estimates it will be required to pay $9.8 million for transition toll taxes over a maximum of eight years. The Company is still analyzing the impact of the U.S. Tax Cuts and Jobs Act and will determine during 2018 the ultimate amount and timing of these payments. The $9.8 million amount is currently included as an accrued liability in our consolidated financial statements. As these amounts and timing are still under review and may increase or decrease during 2018, the Company has not included them in the above table. See Note 13 entitled “Taxes on Income” in Item 8 of this Report for further information.

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

Deferred Income Tax Assets and Liabilities. The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with applicable accounting standards and are based on management’s assumptions and estimates regarding future operating results and levels of taxable income, as well as management’s judgment regarding the interpretation of the provisions of applicable accounting standards. The carrying values of liabilities for income taxes currently payable are based on management’s interpretations of applicable tax laws and incorporate management’s assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgments in connection with accounting for income taxes may result in materially different carrying values of income tax assets and liabilities and results of operations.

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 31, 2017, and January 1, 2017, we had state net operating loss carryforwards of $108.6 million and $108.9 million, respectively. As of January 1, 2017, we had $3.8 million of foreign net operating loss carryforwards. Certain of these state net operating loss carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2017 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted

Goodwill. Pursuant to applicable accounting standards, we test goodwill for impairment at least annually using a two step approach. In the first step of this approach, we prepare valuations of reporting units, using both a market comparable approach and an income approach, and those valuations are compared with the respective book values of the reporting units to determine whether any goodwill impairment exists. In preparing the valuations, past, present and expected future performance is considered. If impairment is indicated in this first step of the test, a step two valuation approach is performed. The step two valuation approach compares the implied fair value of goodwill to the book value of goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, including both recognized and unrecognized intangible assets, in the same manner as goodwill is determined in a business combination under applicable accounting standards. After completion of this step two test, a loss is recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill. If the actual fair value of the goodwill is determined to be less than that estimated, an additional write-down may be required.

During the fourth quarters of 2017, 2016 and 2015, we performed the annual goodwill impairment test. We perform this test at the reporting unit level. For our reporting units which carried a goodwill balance as of December 31, 2017, no impairment of goodwill was indicated. As of December 31, 2017, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed.

Inventories. We determine the value of inventories using the lower of cost or net realizable value. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on December 31, 2017 and January 1, 2017, was $20.4 million and $17.6 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2017 net income would be higher or lower by approximately $1.5 million, on an after-tax basis.

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

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(60.1)
1% decrease in actuarial assumption for discount rate	$61.5

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(3.3)
1% decrease in actuarial assumption for discount rate	$4.0

Environmental Remediation. We provide for environmental remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of December 31, 2017, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 31, 2017 and January 1, 2017, was $3.5 million and $3.8 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2017 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. Similar limited warranties are provided on certain attributes of our LVT products, typically for a period of 15 years. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty and sales allowance reserve on December 31, 2017 and January 1, 2017, was $4.1 million and $5.5 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2017 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements

Please see Item 8, Note 2 entitled “Recent Accounting Pronouncements” for discussion of these items.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management monitors interest rates and has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters, subject to approval by our Board of Directors. In 2017, the Company entered into an interest rate swap transaction with regard to a portion of its term loan debt. The Company’s interest rate swap is designated and qualifies as a cash flow hedge of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swap as a component of other comprehensive income (or other comprehensive loss). Gains or losses (if any) on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of other expense (or other income) in the Consolidated Condensed Statement of Operations. There were no such gains or losses in 2017. The aggregate notional amount of the swap as of December 31, 2017 was $100 million.

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

At December 31, 2017, we recognized a $31.6 million increase in our foreign currency translation adjustment account compared with January 1, 2017, because of the weakening of the U.S. dollar against certain foreign currencies during 2017, particularly the euro and the Australian dollar.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 31, 2017. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Our weighted average interest rate for our outstanding borrowings in 2017 and 2016 was 3.0% and 2.1%, respectively.

As discussed above, our Syndicated Credit Facility is comprised of a combination of term loan and revolving loan borrowings. The following table summarizes our market risks associated with our debt obligations as of December 31, 2017. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rate on our Syndicated Credit Facility borrowings as of December 31, 2017.

	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate	$15,000	$15,000	$15,000	$15,000	$169,928	$229,928	$229,928
Variable Interest Rate	3.0%	3.0%	3.0%	3.0%	3.0%

An increase in our effective interest rate of 1% would increase annual interest expense by approximately $2.3 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should continue to manage such exposures through our current and any future interest rate swap transactions.

Foreign Currency Exchange Rate Risk

As of December 31, 2017, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $10.1 million or an increase in the fair value of our financial instruments of $12.3 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR
	2017	2016	2015
	(in thousands, except per share data)
Net sales	$996,443	$958,617	$1,001,863
Cost of sales	610,422	589,973	618,974
Gross profit on sales	386,021	368,644	382,889

Selling, general and administrative expenses	268,878	263,919	269,296
Restructuring and asset impairment charges	7,299	19,788	0

Operating income	109,844	84,937	113,593

Interest expense	7,128	6,130	6,401
Other expense (income)	2,177	(329)	1,426

Income before income tax expense	100,539	79,136	105,766
Income tax expense	47,293	24,974	33,348

Net income	$53,246	$54,162	$72,418

Net income per share – basic	$0.86	$0.83	$1.10

Net income per share – diluted	$0.86	$0.83	$1.10

Basic weighted average common shares outstanding	61,996	65,098	66,027
Diluted weighted average common shares outstanding	62,040	65,136	66,075

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEAR
	2017	2016	2015
	(in thousands)
Net income	$53,246	$54,162	$72,418
Other comprehensive income (loss), after tax
Foreign currency translation adjustment	31,579	(19,011)	(32,575)
Cash flow hedge change in net unrealized gains (losses)	904	0	0
Pension liability adjustment	(1,692)	(11,572)	6,072

Comprehensive income	$84,037	$23,579	$45,915

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	END OF FISCAL YEAR
	2017	2016
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$87,037	$165,672
Accounts receivable, net	142,808	126,004
Inventories, net	177,935	156,083
Prepaid expenses and other current assets	23,087	23,123
Total current assets	430,867	470,882
Property and equipment, net	212,645	204,508
Deferred tax asset	18,003	33,117
Goodwill, net	68,754	61,218
Other assets	70,331	65,714

Total assets	$800,600	$835,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,672	$45,380
Accrued expenses	110,974	98,703
Current portion of long-term debt	15,000	15,000
Total current liabilities	176,646	159,083
Long term debt	214,928	255,347
Deferred income taxes	6,935	4,728
Other	72,000	75,552

Total liabilities	470,509	494,710

Commitments and contingencies

Shareholders’ equity
Preferred stock	0	0
Common stock	5,981	6,424
Additional paid-in capital	271,271	359,451
Retained earnings	187,432	140,238
Accumulated other comprehensive loss – foreign currency translation	(78,943)	(110,522)
Accumulated other comprehensive income – cash flow hedge	904	0
Accumulated other comprehensive loss – pension liability	(56,554)	(54,862)

Total shareholders’ equity	330,091	340,729

Total liabilities and shareholders’ equity	$800,600	$835,439

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR
	2017	2016	2015
		(in thousands)
OPERATING ACTIVITIES:
Net income	$53,246	$54,162	$72,418
Adjustments to reconcile income to cash provided by operating activities
Depreciation and amortization	30,261	30,632	30,803
Stock compensation amortization expense	7,247	5,873	13,948
Enactment of U.S. Tax Cuts and Jobs Act expenses	15,174	0	0
Bad debt expense	219	145	763
Deferred income taxes and other	8,154	468	9,052
Working capital changes:
Accounts receivable	(10,313)	(372)	18,738
Inventories	(13,629)	2,686	(26,452)
Prepaid expenses and other current assets	1,019	(7,720)	(8,332)
Accounts payable and accrued expenses	11,975	12,184	15,512
Cash provided by operating activities	103,353	98,058	126,450

INVESTING ACTIVITIES:
Capital expenditures	(30,474)	(28,071)	(27,188)
Other	(614)	1,642	731
Cash used in investing activities	(31,088)	(26,429)	(26,457)

FINANCING ACTIVITIES:
Credit facility borrowing	25,000	87,400	0
Credit facility repayments	(57,014)	(17,575)	(45,267)
Term loan repayments	(15,000)	(12,500)	(2,500)
Repurchase of common stock	(91,576)	(18,496)	(13,306)
Dividends paid	(15,487)	(14,285)	(11,885)
Tax Withholding Payments for Share-Based Compensation	(1,479)	(4,895)	(1,015)
Debt issuance costs	(1,427)	0	0
Proceeds from issuance of common stock	0	0	359
Cash provided by (used in) financing activities	(156,983)	19,649	(73,614)

Net cash provided by (used in) operating, investing and financing activities	(84,718)	91,278	26,379
Effect of exchange rate changes on cash	6,083	(1,302)	(5,579)

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	(78,635)	89,976	20,800
Balance, beginning of year	165,672	75,696	54,896

Balance, end of year	$87,037	$165,672	$75,696

See accompanying notes to consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a recognized leader in the worldwide commercial interiors market, offering modular carpet and luxury vinyl tile (“LVT”). The Company manufactures modular carpet focusing on the high quality, designer-oriented sector of the market, sources LVT from a third party and focuses on the same sector of the market, and provides specialized carpet replacement, installation and maintenance services. Additionally, the Company offers Intersept, a proprietary antimicrobial used in a number of interior finishes.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All of our subsidiaries are wholly-owned, and we are not a party to any joint venture, partnership or other variable interest entity that would potentially qualify for consolidation. All material intercompany accounts and transactions are eliminated. Investments in which the Company does not have the ability to exercise significant influence are carried at fair value. The Company monitors investments for other than temporary declines in value and makes reductions in carrying values when appropriate. As of December 31, 2017 and January 1, 2017, the Company did not hold significant investments of this nature.

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

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations. Research and development expense was $14.0 million, $14.3 million, and $14.5 million for the years 2017, 2016 and 2015, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. The Company did not hold any significant amounts of cash equivalents and short-term investments at December 31, 2017 and January 1, 2017.

Cash payments for interest amounted to approximately $6.3 million, $5.5 million, and $4.8 million for the years 2017, 2016, and 2015, respectively. Income tax payments amounted to approximately $19.1 million, $12.8 million and $7.2 million for the years 2017, 2016 and 2015, respectively. During the years 2017, 2016 and 2015, the Company received income tax refunds of $0.1 million, $0.2 million and $3.1 million, respectively.

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

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs on qualifying expenditures of approximately $0.6 million, $0.5 million, and $0.3 million for the fiscal years 2017, 2016 and 2015, respectively. Depreciation expense amounted to approximately $29.5 million, $30.1 million, and $30.4 million for the years 2017, 2016, and 2015 respectively.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as acquisitions. Accumulated amortization amounted to approximately $77.3 million at both December 31, 2017 and January 1, 2017, and cumulative impairment losses recognized were $212.6 million as of both December 31, 2017 and January 1, 2017.

As of December 31, 2017, and January 1, 2017, the net carrying amount of goodwill was $68.8 million and $61.2 million, respectively. Other intangible assets were $0.6 million and $1.0 million as of December 31, 2017 and January 1, 2017, respectively. Amortization expense related to intangible assets during the years 2017, 2016 and 2015 was $0.7 million, $0.5 million and $0.3 million, respectively

The Company capitalizes patent defense costs when it determines that a successful defense is probable. Any patent defense costs are amortized over the remaining useful life of the patent. During 2016, the Company determined that approximately $3.4 million of patent defense costs related to our TacTiles® carpet tile installation system should be impaired as a successful defense was deemed no longer probable. This impairment is included in “Restructuring and Asset Impairment Charges” in our consolidated statement of operations.

During the fourth quarters of 2017, 2016 and 2015, as of the last day of the third quarter of each year, the Company performed the annual goodwill impairment test required by applicable accounting standards. The Company performs this test at the reporting unit level, which is one level below the segment level for the Modular Carpet segment. In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The annual testing indicated no potential of goodwill impairment in any of the years presented.

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the measurement date, and therefore no impairment was indicated during the impairment testing. As of December 31, 2017, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company still believes no goodwill impairment would have existed.

The changes in the carrying amounts of goodwill for the year ended December 31, 2017 are as follows:

BALANCE JANUARY 1, 2017	ACQUISITIONS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE DECEMBER 31, 2017
(in thousands)
$61,218	$0	$0	7,536	$68,754

Product Warranties

The Company typically provides limited warranties with respect to certain attributes of its carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which it is to be installed. Similar limited warranties are provided on certain attributes of its LVT products, typically for a period of 15 years. The Company typically warrants that services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product.

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty and sales allowance reserves amounted to $4.1 million and $5.5 million as of December 31, 2017 and January 1, 2017, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results. For further information, see Note 13 entitled “Taxes on Income.”

Fair Values of Financial Instruments

Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt are based on quoted market prices or pricing models using current market rates.

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss). Foreign exchange translation gains (losses) were $31.6 million, ($19.0) million, and ($32.6) million for the years 2017, 2016 and 2015, respectively.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. However, there were no stock options granted in 2017, 2016 or 2015.

The Company recognizes expense related to its restricted stock and performance share grants based on the grant date fair value of the shares awarded, as determined by its market price at date of grant.

Derivative Financial Instruments

Accounting standards require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not meet the criteria of an accounting hedge must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. In 2017, the Company entered in to an interest rate swap instrument that it has designated as a derivative instrument. See further discussion of this instrument below in Note 8 entitled “Borrowings”.

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

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of December 31, 2017, and January 1, 2017, no significant amounts were provided for remediation liabilities.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year financial statement presentation. These reclassifications had no effect on reported income, comprehensive income, cash flows, or shareholders’ equity as previously reported. Total assets as previously reported was impacted by the adoption of an accounting standard addressing the treatment of deferred taxes as discussed below.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2017,” “2016,” and “2015,” mean the fiscal years ended December 31, 2017, January 1, 2017, and January 3, 2016 respectively. Fiscal year 2015 was comprised of 53 weeks, while fiscal years 2017 and 2016 were each comprised of 52 weeks.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding recognition of revenue from contracts with customers that will supersede the existing revenue recognition under U.S. GAAP. In summary, the core principle of this standard, along with various subsequent amendments, is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the new standard requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurements and recognition. The standard, as amended, will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Nearly 95% of the Company’s current revenue is produced from the sale of carpet, hard surface flooring and related products (TacTiles installation system, etc.) and the revenue from sales of these products is recognized upon shipment, or in certain cases upon delivery to the customer.  There does not exist any performance or any other obligation after the sale of these products outside of the product warranty, which has not historically been of significance compared to total product sales.  There is a small portion of the Company’s revenues (approximately 5%) that is for the sale and installation of carpet and related products.  Of these projects, the overwhelming majority are completed in less than two weeks and therefore the Company does not expect a significant shift in the timing of revenue recognition for these sales either.  Upon adoption of this standard, the company will change the accounting for these projects to recognize the major components of revenue over time.  However, it is not expected that this change will have a significant impact upon our results of operations given the generally short period of time of these projects. As of the end of 2017, the amount of revenue that would have been recognized under the new standard versus previous guidance was not significant.  The standard offers practical expedients to help with adoption. The Company will apply the portfolio approach expedient, which is applicable as its sales contracts share similar characteristics. The Company will apply the practical expedient regarding the accounting for costs to obtain contracts, as its costs for such contracts are primarily sales commissions which are recognized within a year of the sale of product.  The Company will use the modified retrospective method of adoption, but as noted the impact as of year-end was insignificant.  Given the nature of the Company’s sales, it currently believes that revenue recognition under the new standard will be mostly consistent under both the current and new standards, with performance obligations being satisfied under the majority of contracts with customers upon shipment or delivery of product.  Given the nature of the Company’s revenue there is not expected to be significant changes to the Company’s information systems as a result of this adoption.

In November 2015, the FASB issued an accounting standard which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This standard does not change the existing requirement that only permits offsetting within a jurisdiction. The amendments in the standard may be applied either prospectively or retrospectively to all prior periods presented. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company adopted this standard in the first quarter of 2017 and applied this standard retrospectively by recording a reduction of current assets of $10.0 million and a corresponding increase in long term assets of $5.9 million as well as a reduction of long term liabilities of $4.1 million.

In March 2016, the FASB issued an accounting standard update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current U.S. GAAP practice, or account for forfeitures when they occur.  This update is effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting period. The element of the new standard having the most impact on the Company’s financial statements is income tax consequences. Excess tax benefits and tax deficiencies on stock-based compensation awards are now included in the tax provision within the consolidated statement of operations as discrete items in the reporting period in which they occur, rather than the previous accounting of recording them in additional paid-in capital on the consolidated balance sheet. The adoption of this standard resulted in an increase in deferred tax assets of approximately $9.4 million, with a corresponding increase to equity accounts, in 2017.  See further discussion of this amount in Note 13 “Taxes on Income.”  There was an impact of this standard on the consolidated statement of cash flows upon adoption, as under the standard when an employer withholds shares for tax withholding purposes those related tax payments are treated as financing activities, not as operating activities.  Upon adoption in the first quarter of 2017, this resulted in a reclassification of $4.6 million of such tax payments in 2016 from operating activities to financing activities, and $1.0 million of such tax payments in 2015 from operating activities to financing activities.   The Company has elected to continue its current policy of estimating forfeitures of stock-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures, which is allowable under the new standard.

In February 2016, the FASB issued a new accounting standard regarding leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, but the standard will result in the Company recording both assets and liabilities for leases currently classified as operating leases.

In January 2017, the FASB issued a new accounting standard that provides for the elimination of Step 2 from the goodwill impairment test. Under the new guidance, impairment charges are recognized to the extent the carrying amount of a reporting unit exceeds its fair value with certain limitations. The new guidance is effective for any annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate that the adoption of the new guidance will have a material effect on its consolidated financial statements.

In March 2017, the FASB issued a new accounting standard regarding the treatment of net periodic benefit costs. This standard will require segregation of these net benefit costs between operating and non-operating expenses. Currently, the Company reports the net benefit costs associated with its defined benefit plans as a component of operating income. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. When the new standard is implemented, only the service cost component of defined benefit plan costs will be reported within operating income, while all other components of net benefit cost will be presented within the “Other Expense (income)” line item on the consolidated statements of operations. The standard requires retrospective application, and as such upon adoption this standard will result in offsetting changes in operating income and “Other Expense (income)” on the consolidated statements of operations for all periods presented, with no impact on net income. Upon adoption in 2018 the Company will reclassify $1.9 million and $2.2 million for 2017 and 2016, respectively, from operating expenses to other expense.

In February 2018, the FASB issued a new accounting standard to address a narrow-scope financial reporting issue that arose as a consequence of the Tax Act. Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income), such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate (the difference is referred to as stranded tax effects). The new guidance allows for a reclassification of these amounts to retained earnings thereby eliminating these stranded tax effects. The new guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

NOTE 3 – RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2017, and January 1, 2017, the allowance for bad debts amounted to $3.5 million and $3.8 million, respectively, for all accounts receivable of the Company. Reserves for warranty and returns allowances amounted to $4.1 million and $5.5 million as of December 31, 2017 and January 1, 2017, respectively.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have significant assets and liabilities measured at fair value on a recurring basis under applicable accounting standards as of the end of 2017. The Company does have approximately $23.7 million of Company-owned life insurance which is measured on readily determinable cash surrender value on a recurring basis. Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. As of December 31, 2017, the carrying value of the Company’s borrowings under its Syndicated Credit Facility approximates fair value as the Facility bears interest rates that are similar to existing market rates. The Company does hedge its interest rate exposure on $100 million of borrowings on the Syndicated Credit Facility and this cash flow hedge is measured at fair value. See discussion of this instrument below in Note 8 entitled “Borrowings”.

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	END OF FISCAL YEAR
	2017	2016
	(in thousands)
Finished goods	$115,512	$104,742
Work-in-process	13,022	8,711
Raw materials	49,401	42,630

Inventory, Net	$177,935	$156,083

Reserves for inventory obsolescence amounted to $20.4 million and $17.6 million as of December 31, 2017 and January 1, 2017, respectively, and have been netted against amounts presented above.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	END OF FISCAL YEAR
	2017	2016
	(in thousands)
Land	$17,743	$16,063
Buildings	130,919	121,216
Equipment	371,300	350,539

	519,962	487,818
Accumulated depreciation	(307,317)	(283,310)

Property and Equipment	$212,645	$204,508

The estimated cost to complete construction-in-progress at December 31, 2017, was approximately $61.5 million.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	END OF FISCAL YEAR
	2017	2016
	(in thousands)
Compensation	$71,760	$58,927
Interest	362	114
Restructuring	2,568	10,291
Taxes	19,948	11,467
Accrued purchases	4,569	3,101
Warranty and sales allowances	4,111	5,529
Other	7,656	9,274

Accrued Expenses	$110,974	$98,703

Other non-current liabilities include pension liability of $43.3 million and $47.3 million as of December 31, 2017 and January 1, 2017, respectively (see the discussion below in Note 15 entitled “Employee Benefit Plans”).

NOTE 8 – BORROWINGS

Syndicated Credit Facility

Pursuant to an Amended and Restated Facility Agreement entered into on August 8, 2017, the Company has a syndicated credit facility (the “Facility”) pursuant to which the lenders provide to the Company and certain of its subsidiaries a multicurrency revolving credit facility and provide to the Company a term loan. The key features of the Facility are as follows:

●	The Facility matures on August 8, 2022.
●

The Facility includes a multicurrency revolving loan facility made available to the Company and its principal subsidiaries in Europe and Australia not to exceed $250 million in the aggregate at any one time outstanding. A sublimit of $40 million exists for the issuance of letters of credit under the Facility.

●	The Facility includes a Term Loan A borrowing principal that had an original principal amount of $177.5 million.
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

Interest Rates and Fees. Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 1.50% over the applicable base interest rate (which is defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or a specified Eurocurrency rate), depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on Eurocurrency-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 2.50% over the applicable Eurocurrency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee ranging from 0.20% to 0.35% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

Amortization Payments. The Company is required to make quarterly amortization payments of $3.75 million of the Term Loan A borrowing.

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

The Facility also requires the Company to remain in compliance with the following financial covenants as of the end of each fiscal quarter, based on the Company’s consolidated results for the year then ended:

●	Consolidated Net Leverage Ratio: Must be no greater than 3.75:1.00.
●	Consolidated Interest Coverage Ratio: Must be no less than 2.25:1.00.

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

Collateral. Pursuant to an Amended and Restated Security and Pledge Agreement executed on the same date, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of the Company’s domestic subsidiaries and up to 65% of the stock of its first-tier material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ Administrative Agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

In December 2016, one of the Company’s foreign subsidiaries borrowed 61 million euros (approximately $63.5 million) under the Syndicated Credit Facility. The funds were distributed to its U.S. parent company to fund then-current and projected U.S. cash needs. A significant portion of these borrowings were repaid in 2017.

As of December 31, 2017, the Company had outstanding $170.0 million of Term Loan A borrowing and $59.9 million of revolving loan borrowings outstanding under the Facility, and had $6.0 million in letters of credit outstanding under the Facility. As of December 31, 2017, the weighted average interest rate on borrowings outstanding under the Facility was 3.0%.

The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

Interest Rate Risk Management

Shortly after entering into the Amended and Restated Facility Agreement, the Company entered into an interest rate swap transaction to fix the variable interest rate on a portion of its term loan borrowings in order to manage a portion of its exposure to interest rate fluctuations. The Company’s objective and strategy with respect to this interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability to cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in LIBOR, the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the outstanding swap notional amount.

Cash Flow Interest Rate Swap

The Company’s interest rate swap is designated and qualifies as a cash flow hedge of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swap as a component of other comprehensive income (or other comprehensive loss). Gains or losses (if any) on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of other expense (or other income) in the consolidated condensed statement of operations. There were no such gains or losses in 2017. The aggregate notional amount of the swap as of December 31, 2017 was $100 million.

As of December 31, 2017, the fair value of the cash flow interest rate swap asset was $0.9 million and was recorded in other assets and accumulated other comprehensive income.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $9.8 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of December 31, 2017, and January 1, 2017, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

Deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of debt, net of accumulated amortization, were $2.3 million and $1.4 million, as of December 31, 2017 and January 1, 2017, respectively.  These amounts are included in other long term assets in the Company’s consolidated balance sheets. The Company amortizes these costs over the life of the related debt.  Expenses related to such costs for the years 2017, 2016, and 2015 amounted to $0.5 million for each of those years.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2017 are as follows:

FISCAL YEAR	AMOUNT
(in thousands)
2018	$15,000
2019	15,000
2020	15,000
2021	15,000
2022	169,928
Thereafter	0
Total Debt	$229,928

NOTE 9 – PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2017, and January 1, 2017, there were no shares of preferred stock issued.

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

Prior to entering into the March 2008 Rights Agreement, which expires on March 16, 2018, the Company maintained a substantially similar Rights Agreement that was entered into in 1998.

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

The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid cash dividends totaling $0.25 per share in 2017, $0.22 per share in 2016, and $0.18 per share in 2015, to each share of Common Stock. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its syndicated credit facility, which specifies conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

On October 7, 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. On November 19, 2015, the Board of Directors amended the program to provide that the 500,000 shares of common stock previously approved for repurchases for the 2016 fiscal year may be repurchased by the Company, in management’s discretion, during the period commencing on November 19, 2015 and ending at the conclusion of fiscal year 2016. In the second quarter of 2016, the Company amended the share purchase program to authorize the repurchase of up to $50 million of common stock. This amended program had no specific expiration date. During the first three months of 2017, the Company completed the $50 million repurchase program. In the second quarter of 2017, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date.

Pursuant to the above-described programs, the Company has repurchased shares in the past three years as follows. During 2015, the Company repurchased and retired 650,000 shares of common stock at an average purchase price of $20.47 per share. During 2016, the Company repurchased and retired 1,177,600 shares of common stock at a weighted average purchase price of $15.68 per share. During 2017, the Company repurchased and retired a combined total of 4,628,300 shares under these plans, at an average purchase price of $19.76 per share. As of December 31, 2017, the Company had approximately $39.5 million of availability remaining to purchase shares under the repurchase program put in place in 2017.

All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders equity for the years 2015-2017.

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at December 28, 2014	65,968	$6,597	$368,603	$39,737	$(49,362)	$(58,936)
Net income	0	0	0	72,418	0	0
Stock issuances under employee option plans	39	4	355	0	0	0
Other issuances of common stock	597	59	9,746	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(9,806)	0	0	0
Cash dividends paid	0	0	0	(11,885)	0	0
Forfeitures and compensation expense related to stock awards	(253)	(25)	14,670	0	0	0
Share repurchases	(650)	(65)	(13,241)	0	0	0
Pension liability adjustment	0	0	0	0	6,072	0
Foreign currency translation adjustment	0	0	0	0	0	(32,575)
Other	0	0	0	0	0	0
Balance, at January 3, 2016	65,701	$6,570	$370,327	$100,270	$(43,290)	$(91,511)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at January 3, 2016	65,701	$6,570	$370,327	$100,270	$(43,290)	$(91,511)
Net income	0	0	0	54,162	0	0
Stock issuances under employee plans	17	2	251	0	0	0
Other issuances of common stock	277	28	4,726	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(4,754)	0	0	0
Cash dividends paid	0	0	0	(14,285)	0	0
Forfeitures and compensation expense related to stock awards	(579)	(58)	979	0	0	0
Share Repurchases	(1,178)	(118)	(18,378)	0	0	0
Pension liability adjustment	0	0	0	0	(11,572)	0
Foreign currency translation adjustment	0	0	0	0	0	(19,011)
Windfall tax benefit - share-based payment awards	0	0	6,300	0	0	0
Other	0	0	0	91	0	0
Balance, at January 1, 2017	64,238	$6,424	$359,451	$140,238	$(54,862)	$(110,522)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 1, 2017	64,238	$6,424	$359,451	$140,238	$(54,862)	$(110,522)	$0
Net income	0	0	0	53,246	0	0	0
Stock issuances under employee plans	36	4	508	0	0	0	0
Other issuances of common stock	253	25	4,507	0	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(4,532)	0	0	0	0
Cash dividends paid	0	0	0	(15,487)	0	0	0
Forfeitures and compensation expense related to stock awards	(93)	(9)	5,574	0	0	0	0
Share Repurchases	(4,628)	(463)	(91,113)	0	0	0	0
Pension liability adjustment	0	0	0	0	(1,692)	0	0
Foreign currency translation adjustment	0	0	0	0	0	31,579	0
Cash flow hedge unrealized gain (loss)	0	0	0	0	0	0	904
Windfall tax benefit - share-based payment awards	0	0	(3,124)	0	0	0	0
Adoption of new accounting standard - share-based payment awards	0	0	0	9,435	0	0	0
Balance, at December 31, 2017	59,806	$5,981	$271,271	$187,432	$(56,554)	$(78,943)	$904

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

All outstanding stock options vested prior to 2015 and therefore there were no stock option compensation expenses during 2017, 2016 or 2015.

The following table summarizes stock options outstanding as of December 31, 2017, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	87,500	$8.75
Granted	0	0
Exercised	5,000	12.43
Forfeited or cancelled	0	0
Outstanding at December 31, 2017 (a)	82,500	$8.53

Exercisable at December 31, 2017 (b)	82,500	$8.53

(a)	At December 31, 2017, the weighted-average remaining contractual life of options outstanding was 2.0 years.
(b)	At December 31, 2017, the weighted-average remaining contractual life of options exercisable was 2.0 years.

At December 31, 2017, the aggregate intrinsic values of in-the-money options outstanding and options exercisable were $1.4 million and $1.4 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The range of exercise prices of the remaining stock options is from $4.31 to $13.04 per option.

Restricted Stock Awards

During fiscal years 2017, 2016 and 2015, the Company granted restricted stock awards totaling 253,000, 277,000, and 597,000 shares, respectively, of Common Stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier upon the attainment of certain performance criteria, in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to awards of restricted stock was $2.8 million, $4.7 million and $13.9 million for 2017, 2016 and 2015, respectively. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. Accounting standards require that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical data regarding actual forfeitures as well as an estimate of future expected forfeitures under our restricted stock grants.

The following table summarizes restricted stock outstanding as of December 31, 2017, as well as activity during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	505,000	$17.05
Granted	253,000	17.91
Vested	284,000	16.61
Forfeited or cancelled	6,000	16.99
Outstanding at December 31, 2017	468,000	$17.79

As of December 31, 2017, the unrecognized total compensation cost related to unvested restricted stock was $4.1 million. That cost is expected to be recognized by the end of 2020.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

Performance Share Awards

In 2016 and 2017, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The expense related to these performance shares is captured in selling, general and administrative expense on the consolidated statement of operations.

The following table summarizes the performance shares outstanding as of December 31, 2017, as well as the activity during the year:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	368,500	$17.20
Granted	354,000	17.80
Vested	31,000	17.22
Forfeited or canceled	22,000	17.29
Outstanding at December 31, 2017	669,500	$17.51

Compensation expense related to the performance shares for 2017 and 2016 was $4.5 million and $1.2 million, respectively. Unrecognized compensation expense related to these performance shares was approximately $6.1 million as of December 31, 2017. No performance shares were granted or outstanding during 2015.

The tax benefit recognized with respect to restricted stock and performance shares was $2.6 million and $2.0 million in 2017 and 2016, respectively.

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

	Fiscal Year
	2017	2016	2015
Earnings per share:
Basic earnings per share
Distributed earnings	$0.25	$0.22	$0.18
Undistributed earnings	0.61	0.61	0.92
	$0.86	$0.83	$1.10

Diluted earnings per share
Distributed earnings	$0.25	$0.22	$0.18
Undistributed earnings	0.61	0.61	0.92
	$0.86	$0.83	$1.10

The following table presents net income that was attributable to participating securities:

	Fiscal Year

	2017	2016	2015
	(in millions)
Net income attributable to participating securities	$0.4	$0.4	$1.6

The weighted average shares for basic and diluted EPS were as follows:

	Fiscal Year

	2017	2016	2015
	(in thousands)
Weighted Average Shares Outstanding	61,528	64,593	64,557
Participating Securities	468	505	1,470
Shares for Basic Earnings Per Share	61,996	65,098	66,027
Dilutive Effect of Stock Options	44	38	48
Shares for Diluted Earnings Per Share	62,040	65,136	66,075

For all periods presented, there were no stock options excluded from the determination of diluted EPS.

NOTE 12 – RESTRUCTURING CHARGES

In the fourth quarter of 2016, the Company committed to a new restructuring plan in its continuing efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involved (i) a substantial restructuring of the FLOR business model that included closure of its headquarters office and most retail FLOR stores, (ii) a reduction of approximately 70 FLOR employees and a number of employees in the commercial carpet tile business, primarily in the Americas and Europe regions, and (iii) the write-down of certain underutilized and impaired assets that included information technology assets, intellectual property assets, and obsolete manufacturing, office and retail store equipment.

As a result of this plan, the Company incurred pre-tax restructuring and asset impairment charges of $19.8 million in the fourth quarter of 2016 and $7.3 million in the first quarter of 2017.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2016	Costs Incurred in 2017	Balance at Dec. 31, 2017
	(in thousands)
Workforce Reduction	$10,652	$1,451	$6,633	$2,568
Asset Impairment	11,319	8,019	3,300	0
Lease Exit Costs	5,116	27	5,089	0

NOTE 13 – TAXES ON INCOME

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Among the significant changes resulting from the law, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% effective for the year beginning January 1, 2018 and creates a modified territorial tax system with a one-time mandatory “transition tax” on previously unrepatriated foreign earnings. It also applies restrictions on the deductibility of interest expense, allows for immediate capital expensing of certain qualified property, eliminates the domestic manufacturing deduction, applies a broader application of compensation limitations and creates a new minimum tax on earnings of foreign subsidiaries.  The Company is continuing to evaluate the Tax Act and its requirements, as well as its application to its business and its impact on the effective tax rate.

In accordance with GAAP as determined by ASC 740, “Income Taxes,” the Company is required to record the effects of tax law changes in the period enacted. On December 22, 2017, the SEC staff issued guidance to companies to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.

As further discussed below, the Company’s results for the year ended December 31, 2017 contain provisional estimates of the impact of the Tax Act. These amounts are considered provisional because they use reasonable estimates of which tax returns have not been filed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued. The Company will adjust these provisional amounts as further information becomes available and as we refine our calculations. As permitted by recent guidance issued by the SEC, these adjustments will occur during a reasonable “measurement period” not to exceed twelve months from the date of enactment. The two material items that impacted the Company in 2017 were the U.S. statutory rate reduction and the one-time transition tax.

Impacts of Deemed Repatriation:  The Tax Act imposed a one-time transition tax on unrepatriated post-1986 accumulated earnings and profits of certain foreign subsidiaries (“E&P”). The Company has recorded a provisional tax expense of $11.7 million related to the one-time transition tax.  To calculate this tax, the Company must determine the cumulative amount of E&P, as well as the amount of foreign taxes paid on such earnings, among other components of the calculation.  The Company computed the amount based on information available to us; however, the Company's calculation of this amount might change with further analysis and further guidance from the U.S. federal and state tax authorities about the application of these new rules. Additionally, the Company may revise this balance during the one-year remeasurement period as a result of amending certain U.S. federal income tax returns; however, the outcome of this is currently unknown, and the Company has made its best estimate of expected, future tax liability as of December 31, 2017.  The Company will continue to evaluate the impact of the tax law change as it relates to the accounting for the outside basis difference of its foreign entities.  The Company will elect to pay the liability for the deemed repatriation of foreign earnings in installments, as specified by the Tax Act.

Remeasurement of Deferred Tax Assets and Liabilities: The Tax Act reduces the U.S. statutory rate from 35% to 21% for years after 2017. Accordingly, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The Company has recorded a provisional tax expense of $3.5 million related to the remeasurement of its net deferred tax asset. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.

While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect that the GILTI income inclusion will result in significant U.S. tax beginning in 2018. The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect that the BEAT provision will result in significant U.S. tax beginning in 2018. In addition, the Company intends to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR
	2017	2016	2015
	(in thousands)
Current expense/(benefit):
Federal	$10,245	$6,886	$1,524
Foreign	11,923	12,934	9,279
State	1,414	1,633	1,403

Current expense	23,582	21,453	12,206
Deferred expense/(benefit):
Federal	20,467	6,186	19,971
Foreign	1,214	(1,937)	3,795
State	2,030	(728)	(2,624)

Deferred expense	23,711	3,521	21,142

Total income tax expense	$47,293	$24,974	$33,348

Income before taxes on income consisted of the following:

	FISCAL YEAR
	2017	2016	2015
	(in thousands)
U.S. operations	$53,407	$38,357	$58,318
Foreign operations	47,132	40,779	47,448

Income before taxes	$100,539	$79,136	$105,766

Deferred income taxes for the years ended December 31, 2017, and January 1, 2017, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company expects to utilize in its 2017 U.S. federal tax return the remaining portion of its federal net operating loss carryforwards which are all from share-based payment awards of $23.2 million and has recorded a related tax benefit of $8.1 million to retained earnings in accordance with applicable accounting standards. Also, the Company utilized $9.0 million of its federal net operating loss carryforwards in its 2016 U.S. federal tax return which were all from share-based payment awards and recorded a related tax benefit of $3.2 million to additional paid-in capital in accordance with applicable accounting standards. This amount decreased by $3.1 million compared to the amount recorded in 2016 due to less taxable income realized in its 2016 U.S. federal tax return that was filed in 2017.

The Company expects to utilize in its 2017 foreign tax returns the remaining portion of its foreign net operating loss carryforwards of $3.8 million.

The Company had approximately $108.6 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2035. The Company has provided a valuation allowance against $18.5 million of such losses, which the Company does not expect to utilize. During 2017, the Company recorded a tax benefit of $1.3 million to retained earnings related to $21.4 million of the state net operating losses carryforwards that were from share-based payment awards, in accordance with applicable accounting standards. In addition, the Company has approximately $57.3 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2017		2016
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(in thousands)
Basis differences of property and equipment	$0	$13,281	$0	$14,419
Basis difference of intangible assets	0	1,157	978	0
Foreign currency	0	2,597	0	3,216
Net operating loss carryforwards	2,468	0	3,627	0
Valuation allowances on net operating loss carryforwards	(1,186)	0	(2,500)	0
Federal tax credits	3,227	0	5,711	0
Deferred compensation	20,220	0	26,546	0
Basis difference of inventory	634	0	4,009	0
Basis difference of prepaids, accruals and reserves	1,777	0	6,273	0
Pensions	2,408	0	3,435	0
Foreign withholding taxes on unremitted earnings	0	909	0	223
Undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	0	0	0	1,481
Basis difference of other assets and liabilities	0	536	0	351

	$29,548	$18,480	$48,079	$19,690

Deferred tax assets and liabilities are included in the accompanying balance sheets as follows:

	FISCAL YEAR
	2017	2016
	(in thousands)
Deferred tax asset (non-current asset)	$18,003	$33,117
Deferred income taxes (non-current liabilities)	(6,935)	(4,728)
Total net deferred taxes	$11,068	$28,389

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the federal deferred tax assets at December 31, 2017.

As of December 31, 2017, and January 1, 2017, non-current deferred tax assets were reduced by approximately $3.3 million and $5.0 million, respectively, of unrecognized tax benefits.

The Company’s effective tax rate was 47.0%, 31.6% and 31.5% for fiscal years 2017, 2016 and 2015, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 35% to the Company’s actual income tax expense:

	FISCAL YEAR
	2017	2016	2015
	(in thousands)
Income taxes at U.S. federal statutory rate	$35,189	$27,698	$37,018
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	2,677	1,861	3,003
Non-deductible business expenses	695	538	614
Non-deductible employee compensation	80	361	168
Tax effects of Company owned life insurance	(1,295)	(199)	128
Tax effects of Tax Act:
One-time transition tax on foreign earnings	11,707	0	0
Remeasurement of net Deferred Tax Asset	3,467	0	0
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	523	463	458
Foreign and U.S. tax effects attributable to foreign operations	(4,537)	(3,963)	(3,347)
Valuation allowance effect – State NOL	(858)	(1,272)	(3,797)
Federal tax credits	(442)	(494)	(352)
Other	87	(19)	(545)
Income tax expense	$47,293	$24,974	$33,348

The Company previously considered the earnings in its non-U.S. subsidiaries, excluding subsidiaries within Canada, to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. Prior to the transition tax, the Company had approximately $350 million of foreign undistributed earnings which was the largest component of the Company’s overall outside basis difference in its foreign subsidiaries. While the transition tax eliminated this portion of the overall outside basis difference in its foreign subsidiaries, an actual repatriation from its non-U.S. subsidiaries could still be subject to additional foreign withholding and U.S. state taxes.

The Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, and has determined that it will be repatriating approximately $37 million which was previously deemed indefinitely reinvested. The Company was able to make a reasonable estimate of the tax effects of such repatriation and has recorded a provisional estimate for foreign withholding and U.S. state taxes of $0.6 million.

The Company currently does not intend to repatriate approximately $307 million taxed under the Tax Act and has not recorded any deferred taxes relating to such amounts. The Company considers this portion of its undistributed foreign earnings to be indefinitely reinvested outside of the U.S. and determination of any deferred taxes on this amount is not practicable.

The Company’s undistributed earnings from foreign subsidiaries within Canada are not deemed to be indefinitely reinvested. At December 31, 2017, the Company’s Canadian subsidiaries had approximately $6 million of undistributed earnings from which approximately $2 million in deferred income taxes and approximately $0.3 million in foreign withholding taxes had been provided. As these earnings are taxed under the transition tax, the Company reversed the $2 million deferred income tax provision. However, the Company retained the $0.3 million provision for withholding taxes as it expects to incur these taxes upon repatriation.

The Company’s federal income tax returns are subject to examination for the years 2003 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2012 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2006 to the present.

As of December 31, 2017, and January 1, 2017, the Company had $29.2 million and $27.9 million, respectively, of unrecognized tax benefits. If the $29.2 million of unrecognized tax benefits as of December 31, 2017 are recognized, there would be a favorable impact on the Company’s effective tax rate in future periods. If the unrecognized tax benefits are not favorably settled, $25.9 million of the total amount of unrecognized tax benefits would require the use of cash in future periods. The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2017, the Company had accrued interest and penalties of $1.6 million, which is included in the total unrecognized tax benefit noted above.

Management believes changes to our unrecognized tax benefits that are reasonably possible in the next 12 months will not have a significant impact on our financial position or results of operations.  The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	FISCAL YEAR
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$27,888	$28,271	$27,301
Increases related to tax positions taken during the current year	627	690	641
Increases related to tax positions taken during the prior years	709	148	1,230
Decreases related to tax positions taken during the prior years	0	(695)	(194)
Decreases related to settlements with taxing authorities	0	0	0
Decreases related to lapse of applicable statute of limitations	(462)	(403)	(367)
Changes due to foreign currency translation	459	(123)	(340)
Balance at end of year	$29,221	$27,888	$28,271

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At December 31, 2017, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(in thousands)
2018	$16,719
2019	13,300
2020	8,489
2021	5,314
2022	3,117
Thereafter	15,500

Rental expense amounted to approximately $22.0 million, $24.5 million, and $24.4 million for the years 2017, 2016, and 2015, respectively.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 15 – EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $3.0 million, $3.1 million, and $2.9 million for the years 2017, 2016, and 2015, respectively. No discretionary contributions were made in 2017, 2016, or 2015.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $31.9 million at December 31, 2017. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values. The value of the insurance instruments was $28.0 million as of December 31, 2017.

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits are generally based on years of service and the employee’s average monthly compensation. Pension expense was $1.9 million, $1.2 million, and $2.1 million for the years 2017, 2016 and 2015, respectively.  Plan assets are primarily invested in insurance contracts and equity and fixed income securities.  The Company uses a year-end measurement date for the plans.  As of December 31, 2017, for the European plans, the Company had a net liability recorded of $13.4 million, an amount equal to their underfunded status, and has recorded in Other Comprehensive Income an amount equal to $48.0 million (net of taxes of approximately $15 million) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards

	FISCAL YEAR
	2017	2016
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$277,813	$243,717
Service cost	1,628	1,032
Interest cost	5,559	6,580
Benefits and expenses paid	(10,267)	(8,551)
Actuarial loss (gain)	13,351	73,600
Member contributions	262	225
Currency translation adjustment	32,202	(38,790)

Benefit obligation, end of year	$320,548	$277,813

	FISCAL YEAR
	2017	2016
	(in thousands)
Change in plan assets
Plan assets, beginning of year	$258,365	$239,281
Actual return on assets	25,691	59,364
Company contributions	2,812	4,991
Benefits paid	(10,267)	(8,552)
Currency translation adjustment	30,565	(36,719)

Plan assets, end of year	$307,166	$258,365

Reconciliation to balance sheet
Funded status benefit asset/(liability)	$(13,382)	$(19,448)

Net amount recognized	$(13,382)	$(19,448)

Amounts recognized in accumulated other comprehensive income (after tax)
Unrecognized actuarial loss	$48,443	$49,547
Unamortized prior service costs	(471)	(311)
Total amount recognized	$47,972	$49,236

Accumulated Benefit Obligation	$313,257	$274,414

The above disclosure represents the aggregation of information related to the Company’s two defined benefit plans which cover many of its European employees. As of December 31, 2017, and January 1, 2017, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had an accumulated benefit obligation in excess of the plan assets. The other plan, which covers certain employees in the Netherlands (the “Dutch Plan”), had assets in excess of the accumulated benefit obligation. The following table summarizes this information as of December 31, 2017 and January 1, 2017.

	END OF FISCAL YEAR
	2017	2016
	(in thousands)
UK Plan
Projected Benefit Obligation	$190,992	$171,172
Accumulated Benefit Obligation	190,992	171,172
Plan Assets	179,322	153,132

Dutch Plan
Projected Benefit Obligation	$129,554	$106,641
Accumulated Benefit Obligation	122,265	103,242
Plan Assets	127,844	105,233

	FISCAL YEAR
	2017	2016	2015
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,628	$1,032	$1,061
Interest cost	5,559	6,580	8,384
Expected return on plan assets	(6,496)	(7,553)	(8,764)
Amortization of prior service cost	(34)	33	33
Recognized net actuarial (gains)/losses	1,287	1076	1,359

Net periodic benefit cost	$1,944	$1,168	$2,073

The Company reconciles the components of net periodic pension expense by comparing the beginning balance of assets and the beginning projected obligation against the assumptions of asset return and interest costs. Any significant differences will be explained. There were no such differences in 2017.

For 2018, it is estimated that approximately $1.2 million of expenses related to the amortization of unrecognized items will be included in the net periodic benefit cost. During 2017, other comprehensive income was impacted by approximately $7.0 million comprised of actuarial gain of approximately $5.8 million and amortization of $1.2 million. This decrease was offset by the strengthening of the euro and British Pound against the dollar during 2017.

	FISCAL YEAR
	2017	2016	2015
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	2.0%	2.7%	3.0%
Expected return on plan assets	2.3%	3.1%	4.0%
Rate of compensation	1.75%	2.0%	2.0%
Weighted average assumptions used to determine benefit obligations
Discount rate	2.2%	2.3%	3.4%
Rate of compensation	1.75%	2.0%	2.0%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at December 31, 2017 or January 1, 2017.

Dutch Plan Assets and Indexation Benefit

As is common in Dutch pension plans, the Dutch Plan includes a provision for discretionary benefit increases termed “indexation.” The indexation benefit is meant to adjust pension benefits for cost-of-living increases, similar to U.S. consumer price index-based cost-of-living adjustments for U.S. retirement plans. The indexation benefit is not guaranteed, and is only provided for and paid out if sufficient assets are available due to favorable asset returns.

Both the vested benefit amounts as well as amounts related to the discretionary indexation benefits under the Dutch Plan are paid pursuant to an insurance contract with a private insurer (the “Contract”). The Plan itself is financed by investment assets held within the Contract. The Contract guarantees payment of vested amounts, regardless of whether Plan assets held through the Contract are ultimately sufficient to pay vested amounts, and also provides for payment of the indexation amount on a contingent basis if the actual return on Dutch Plan assets is sufficient to pay it. This type of insurance arrangement is common in The Netherlands, although not necessarily common in other jurisdictions.

Because the prior actual and future projected returns on Dutch Plan assets have been determined to be sufficient to provide for the indexation benefit, the Company and the insurer agreed that it was appropriate to provide the indexation benefit under the Contract. The indexation benefit thus becomes an amount payable by the insurer under the Contract, and consequently is recorded as a Plan asset. The corresponding obligation to pay the indexation amount to pensioners thus became a pension liability. As of December 31, 2017, and January 1, 2017, this indexation liability and corresponding asset was $32.7 million and $32.2 million, respectively. The inclusion of this amount does not have any impact on the funded status of the plan, as both the indexation asset and liability are recorded at the same amount. This indexation asset, along with the remainder of the assets under the Dutch Plan, are identified as Level Three assets under the fair value hierarchy.

Under the express terms of the Contract, contract value is the greater of (i) the value of the discounted vested benefits of the Dutch Plan (i.e., the benefit amount guaranteed by the insurance company), and (ii) the fair value of the underlying investment assets held by the insurance company under the Contract. As between those two values, the former was the greater for 2017 and 2016 and this represents the plan assets as shown above for the Dutch Plan. However, as explained above, the Contract also will pay the indexation benefit if sufficient assets are available, which the Company believes to be probable based on recent returns. Therefore, in addition to the value of the discounted vested benefits of the Dutch Plan, in determining the fair value of the Contract, the Company believed that it was appropriate to include the value of the indexation payments that are being added to the vested benefit amounts. As explained above, these indexation benefits will be paid out of the Contract if asset returns continue to exceed expectations. If the asset returns are not of an expected amount to allow for indexation, the Company can, at any time, remove this indexation benefit.

The Company’s actual weighted average asset allocations for 2017 and 2016, and the targeted asset allocation for 2018, of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR
	2018			2017	2016
	Target Allocation			Percentage of Plan Assets at Year End
Asset Category:
Equity Securities	15%	-	20%	16%	15%
Debt and Debt Securities	35%	-	45%	32%	36%
Other	40%	-	50%	52%	49%

		100%		100%	100%

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
●quoted prices for similar assets in active markets;
●quoted prices for identical or similar assets in inactive markets;
●inputs other than quoted prices that are observable for the asset; and
●inputs that are derived principally or corroborated by observable data by correlation or other means.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of December 31, 2017 and January 1, 2017. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As noted above the Dutch pension plan assets as represented by the insurance contact are classified as a Level 3 asset and included in the “Other” asset category.

	Pension Plan Assets by Category as of December 31, 2017
	Dutch Plan	UK Plan	Total
		(in thousands)
Level 1	$0	$87,521	$87,521
Level 2	0	68,668	68,668
Level 3	127,844	23,133	150,977
Total	$127,844	$179,322	$307,166

	Pension Plan Assets by Category as of January 1, 2017
	Dutch Plan	UK Plan	Total
		(in thousands)
Level 1	$0	$80,048	$80,048
Level 2	0	50,364	50,364
Level 3	105,233	22,720	127,953
Total	$105,233	$153,132	$258,365

The tables below detail the foreign defined benefit plans’ assets by asset allocation and fair value hierarchy:

	2017
	Level 1	Level 2	Level 3
		(in thousands)
Asset Class
Equity Securities	$48,285	$0	$0
Debt and Debt Securities	36,780	41,381	19,883
Other (including cash)	2,456	27,287	131,094
	$87,521	$68,668	$150,977

	2016
	Level 1	Level 2	Level 3
		(in thousands)
Asset Class
Equity Securities	$37,696	$0	$0
Debt and Debt Securities	37,175	36,378	19,224
Other (including cash)	5,177	13,986	108,729
	$80,048	$50,364	$127,953

With the exception of the Dutch Plan assets as discussed above, the assets identified as level 3 above in 2017 and 2016 relate to insured annuities and direct lending assets held by the UK Plan. The fair value of these assets was calculated using the present value of the future cash flows due under the insurance annuities and for the direct lending assets the value is based on the asset value from the latest available valuation with adjustments for any drawdowns and distribution payments made between the valuation date and the reporting date. The table below indicates the change in value related to these level 3 assets during 2017:

2017
(in thousands)
Balance of level 3 assets, beginning of year	$127,953
Interest cost	2,633
Benefits paid	(3,728)
Assets transferred in to (out of) Level 3	(2,089)
Actuarial gain (loss)	8,753
Translation adjustment	17,455
Ending Balance of level 3 assets	$150,977

During 2018, the Company expects to contribute $3.3 million to the plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR			EXPECTED PAYMENTS
			(in thousands)

2018			$9,115
2019			9,334
2020			9,650
2021			10,011
2022			10,257
2023	-	2027	54,661

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

The tables presented below set forth the required disclosures in accordance with applicable accounting standards, and amounts recognized in the consolidated financial statements related to the domestic SCP. There is no service cost component of the change in benefit obligation in 2017 as there are no longer any active participants in the plan.

	FISCAL YEAR
	2017	2016
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$29,700	$25,860
Service cost	0	440
Interest cost	1,256	1,269
Benefits paid	(1,943)	(1,012)
Actuarial loss (gain)	2,906	3,143

Benefit obligation, end of year	$31,919	$29,700

The amounts recognized in the consolidated balance sheets are as follows:

	2017	2016
	(in thousands)
Current liabilities	$2,030	$1,890
Non-current liabilities	29,889	27,810
Total benefit obligation	$31,919	$29,700

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	2017	2016
	(in thousands)
Unrecognized actuarial loss	8,582	$5,626

The accumulated benefit obligation related to the SCP was $31.9 million and $29.7 million as of December 31, 2017 and January 1, 2017, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	2017	2016	2015
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost
Discount rate	3.85%	4.25%	4.0%
Rate of compensation	-	4.0%	4.0%

Assumptions used to determine benefit obligations
Discount rate	3.5%	3.85%	4.25%
Rate of compensation	-	4.0%	4.0%

Components of net periodic benefit cost
Service cost	$0	$440	$594
Interest cost	1,256	1,269	1,113
Amortizations	364	811	522

Net periodic benefit cost	$1,620	$2,520	$2,229

The changes in other comprehensive income during 2017 related to the SCP as a result of plan activity and valuation were approximately $1.7 million, after tax, primarily comprised of a net loss during the period of $2.0 million and amortization of loss of $0.3 million. In addition to these items, as a result of the recently enacted U.S. Tax Cuts and Jobs Act changes, the Company increased its minimum pension liability which resides in accumulated other comprehensive income by $1.3 million to record the liability net of the new lower U.S. federal tax rate.

For 2018, the Company estimates that approximately $0.5 million of expenses related to the amortization of unrecognized items will be included in net periodic benefit cost for the SCP.

During 2017, the Company contributed $1.9 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR			EXPECTED PAYMENTS
			(in thousands)
2018			$2,030
2019			2,030
2020			2,030
2021			2,030
2022			2,030
2023	-	2027	9,990

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(in thousands)
2017
Net Sales	$588,052	$246,399	$161,992	$996,443
Depreciation and amortization	13,548	6,049	8,662	28,259
Total assets	272,883	253,519	193,555	719,957

2016
Net Sales	$568,138	$241,463	$149,016	$958,617
Depreciation and amortization	14,639	5,698	8,729	29,066
Total assets	237,900	261,182	238,317	737,399

2015
Net Sales	$593,163	$262,671	$146,029	$1,001,863
Depreciation and amortization	15,390	5,007	9,167	29,564

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	FISCAL YEAR ENDED
	2017	2016	2015
	(in thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$28,259	$29,066	$29,564
Corporate depreciation and amortization	2,002	1,566	1,239

Reported depreciation and amortization	$30,261	$30,632	$30,803

ASSETS
Total segment assets	$719,957	$737,399
Corporate assets and eliminations	80,643	98,040

Reported total assets	$800,600	$835,439

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2017, 2016 and 2015 were approximately 48%, 48% and 48%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. With the exception of the United States, no one country represented more than 10% of the Company’s net sales. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	FISCAL YEAR
	2017	2016	2015
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$514,783	$501,206	$520,375
United Kingdom	57,391	58,266	72,445
Australia	87,591	78,141	76,600
Other foreign countries	336,678	321,004	332,443

Net sales	$996,443	$958,617	$1,001,863

LONG-LIVED ASSETS(2)
United States	$76,557	$79,365
United Kingdom	7,902	8,122
Netherlands	55,132	43,907
Australia	45,067	44,209
Thailand	16,543	16,645
China	8,361	9,675
Other foreign countries	3,083	2,585

Total long-lived assets	$212,645	$204,508

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

	FISCAL YEAR 2017
	FIRST QUARTER(1)	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER(2)
	(in thousands, except per share data)
Net sales	$221,102	$251,700	$257,431	$266,210
Gross profit	87,802	97,897	98,544	101,778
Net income	8,547	20,938	19,439	4,322

Basic income per share	$0.13	$0.33	$0.32	$0.07

Diluted income per share	$0.13	$0.33	$0.32	$0.07

Share prices
High	$19.93	$21.05	$22.60	$25.70
Low	$17.18	$18.15	$18.30	$21.21

(1)	Results for the first quarter of 2017 include restructuring and asset impairment charges of $7.3 million.
(2)	Results for the fourth quarter of 2017 include tax charges of $15.2 million as a result of the recently enacted U.S. Tax Cuts and Jobs Act.

	FISCAL YEAR 2016
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER(1)
	(in thousands, except per share data)
Net sales	$222,554	$248,207	$248,349	$239,507
Gross profit	86,632	99,126	92,918	89,968
Net income	12,894	20,657	15,904	4,707

Basic income per share	$0.20	$0.32	$0.25	$0.07

Diluted income per share	$0.20	$0.32	$0.25	$0.07

Share prices
High	$18.99	$18.71	$18.45	$19.10
Low	$13.70	$14.56	$15.02	$14.59

(1) Results for the fourth quarter of 2016 include restructuring and asset impairment charges of $19.8 million.

NOTE 18 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During 2017, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The only reclassifications that occurred in that period were comprised of $1.6 million related to the Company’s defined retirement benefit plans and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated statement of operations.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Interface, Inc. and Subsidiaries

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Interface, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and January 1, 2017 and the related consolidated statements of operations, comprehensive income and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and January 1, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We are uncertain as to the year we began serving consecutively as the auditor of the Company's financial statements; however, we are aware that we have been the Company's auditor consecutively since at least 1981.

Atlanta, Georgia

March 1, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Interface, Inc. and Subsidiaries

Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Interface, Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and January 1, 2017, and the related consolidated statements of operations, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule, and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Atlanta, Georgia

March 1, 2018

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on that assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2017 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2017 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2017 fiscal year, is incorporated herein by reference.

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

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2017 fiscal year, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2017 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income — fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016.

Consolidated Balance Sheets — December 31, 2017 and January 1, 2017.

Consolidated Statements of Cash Flows — fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

2. Financial Statement Schedule

The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries are included as part of this Report (see the pages immediately preceding the signatures in this Report).

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

Amended and Restated Rights Agreement dated May 8, 2017 between the Company and Computershare Trust Company, N.A. (included as Exhibit 4.1 to the Company’s current report on Form 8-K filed on May 9, 2017, previously filed with the Commission and incorporated herein by reference).

10.1	—

Salary Continuation Plan, dated May 7, 1982 (included as Exhibit 10.20 to the Company’s registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*

10.2	—

Form of Salary Continuation Agreement, dated as of January 1, 2008 (as used for Daniel T. Hendrix) (included as Exhibit 99.5 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.3	—

Interface, Inc. Omnibus Stock Incentive Plan (as amended and restated effective February 18, 2015) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 20, 2015, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement, as used for executive officers (included as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2007, previously filed with the Commission and incorporated herein by reference); Form of Performance Share Agreement (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 20, 2016, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement, as used for executive officers (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference); Form of Performance Share Agreement for executive officers (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference); and Form of Restricted Stock Agreement, as used for directors (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference).*

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

Employment Agreement of Daniel T. Hendrix dated as of March 3, 2017 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on April 6, 2017, previously filed with the Commission and incorporated herein by reference).*

10.7	—

Amended and Restated Employment and Change in Control Agreement of Jay D. Gould dated as of March 3, 2017 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on April 14, 2017, previously filed with the Commission and incorporated herein by reference).*

10.8	—

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

10.9	—

Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.10	—

Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix and Jay D. Gould) (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.11	—

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

10.14	—

Amended and Restated Security and Pledge Agreement, dated as of August 8, 2017, among Interface, Inc., certain subsidiaries of the Company as obligors, and Bank of America, N.A. as Administrative Agent (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on August 9, 2017, previously filed with the Commission and incorporated herein by reference).

10.15	—

Severance Protection Arrangement for Bruce A. Hausmann (included in Item 5.02 of the Company’s current report on Form 8-K filed on March 13, 2017, previously filed with the Commission and incorporated herein by reference.)

21	—	Subsidiaries of the Company.
23	—	Consent of BDO USA, LLP.

24	—	Power of Attorney (see signature page of this Report).
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
32.1	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

32.2	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

ITEM 16. FORM 10-K SUMMARY

None.

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:

December 31, 2017	$3,780	$635	$0	$922	$3,493
January 1, 2017	4,479	(243)	0	456	3,780
January 3, 2016	5,896	212	0	1,629	4,479

______________

(A) Includes changes in foreign currency exchange rates.

(B) Write off of bad debt, and recovering of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS(B)	COLUMN D DEDUCTIONS (DESCRIBE) (C)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year Ended:
December 31, 2017	$10,291	$3,999	$3,300	$3,724	$2,568
January 1, 2017	104	11,769	8,019	1,582	10,291
January 3, 2016	7,179	(481)	0	6,594	104

______________

(A) Includes changes in foreign currency exchange rates.

(B) Direct reduction of asset carrying value, not included in restructuring reserve.

(C) Cash payments.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty and Sales Allowances Reserves :
Year ended:
December 31, 2017	$5,529	$2,071	$0	$3,489	$4,111
January 1, 2017	4,759	3,149	0	2,379	5,529
January 3, 2016	3,954	2,584	0	1,779	4,759

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

Date: March 1, 2018		INTERFACE, INC.

	By:	/s/ JAY D. GOULD
Jay D. Gould
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

Signature	Capacity	Date

/s/ DANIEL T. HENDRIX	Chairman of the Board and Director	March 1, 2018
Daniel T. Hendrix

/s/ JAY D. GOULD	President, Chief Executive Officer and Director	March 1, 2018
Jay D. Gould	(Principal Executive Officer)

/s/ BRUCE A. HAUSMANN	Vice President and Chief Financial Officer	March 1, 2018
Bruce A. Hausmann	(Principal Financial Officer)

/s/ GREGORY J. BAUER	Vice President and Chief Accounting Officer	March 1, 2018
Gregory J. Bauer	(Principal Accounting Officer)

/s/ JOHN P. BURKE	Director	March 1, 2018
John P. Burke

/s/ ANDREW B. COGAN	Director	March 1, 2018
Andrew B. Cogan

/s/ CARL I. GABLE	Director	March 1, 2018
Carl I. Gable

/s/ CHRISTOPHER G. KENNEDY	Director	March 1, 2018
Christopher G. Kennedy

/s/ K. DAVID KOHLER	Director	March 1, 2018
K. David Kohler

/s/ ERIN A. MATTS	Director	March 1, 2018
Erin A. Matts

/s/ JAMES B. MILLER, JR.	Director	March 1, 2018
James B. Miller, Jr.

/s/ SHERYL D. PALMER	Director	March 1, 2018
Sheryl D. Palmer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
32.1

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

32.2

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document