Form 10-Q
period 2018-04-01
INTERFACE INC
filed 2018-05-11
CIK 715787

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 1, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Shares outstanding of each of the registrant's classes of common stock at May 5, 2018:

Class	Number of Shares
Common Stock, $.10 par value per share	59,494,324

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	APRIL 1, 2018	DECEMBER 31, 2017
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$67,857	$87,037
Accounts receivable, net	137,890	142,808
Inventories, net	197,415	177,935
Prepaid expenses and other current assets	38,122	23,087
Total current assets	441,284	430,867
Property and equipment, net	214,689	212,645
Deferred tax asset	18,035	18,003
Goodwill, net	70,916	68,754
Other assets	70,529	70,331

Total assets	$815,453	$800,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$55,313	$50,672
Accrued expenses	99,247	110,974
Current portion of long-term debt	15,000	15,000
Total current liabilities	169,560	176,646
Long-term debt	228,881	214,928
Deferred income taxes	7,326	6,935
Other	71,319	72,000

Total liabilities	477,086	470,509

Commitments and contingencies

Shareholders’ equity
Preferred stock	0	0
Common stock	5,950	5,981
Additional paid-in capital	260,115	271,271
Retained earnings	198,649	187,432
Accumulated other comprehensive loss – foreign currency translation	(70,113)	(78,943)
Accumulated other comprehensive income – cash flow hedge	2,536	904
Accumulated other comprehensive loss – pension liability	(58,770)	(56,554)

Total shareholders’ equity	338,367	330,091

Total liabilities and shareholders’ equity	$815,453	$800,600

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED

	APRIL 1, 2018	APRIL 2, 2017

NET SALES	$240,563	$221,102
Cost of Sales	146,981	133,300

GROSS PROFIT ON SALES	93,582	87,802
Selling, General and Administrative Expenses	70,594	64,714
Restructuring and Asset Impairment Charges	0	7,299
OPERATING INCOME	22,988	15,789

Interest Expense	2,094	1,617
Other Expense	519	1,394

INCOME BEFORE INCOME TAX EXPENSE	20,375	12,778
Income Tax Expense	5,291	4,231

Net Income	$15,084	$8,547

Earnings Per Share – Basic	$0.25	$0.13

Earnings Per Share – Diluted	$0.25	$0.13

Common Shares Outstanding – Basic	59,671	64,081
Common Shares Outstanding – Diluted	59,717	64,123

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED

	APRIL 1, 2018	APRIL 2, 2017

Net Income	$15,084	$8,547
Other Comprehensive Income, Foreign Currency Translation Adjustment	8,830	11,030
Other Comprehensive Income, Cash Flow Hedge	1,632	0
Other Comprehensive Loss, Pension Liability Adjustment	(2,216)	(932)
Comprehensive Income	$23,330	$18,645

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 1, 2018	APRIL 2, 2017
OPERATING ACTIVITIES:
Net income	$15,084	$8,547
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	8,731	6,969
Stock compensation amortization expense	2,858	1,115
Deferred income taxes and other	1,800	920
Working capital changes:
Accounts receivable	6,338	11,661
Inventories	(17,240)	(18,610)
Prepaid expenses and current assets	(16,273)	(3,313)
Accounts payable and accrued expenses	(7,077)	(1,169)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,779)	6,120

INVESTING ACTIVITIES:
Capital expenditures	(7,431)	(7,218)
Other	264	(390)

CASH USED IN INVESTING ACTIVITIES	(7,167)	(7,608)

FINANCING ACTIVITIES:
Repayments of long-term debt	(3,750)	(50,511)
Borrowing of long-term debt	17,210	0
Tax withholding payments for share-based compensation	(987)	(1,447)
Proceeds from issuance of common stock	124	0
Dividends paid	(3,868)	(3,806)
Repurchase of common stock	(14,485)	(31,061)

CASH USED IN FINANCING ACTIVITIES:	(5,756)	(86,825)

Net cash used in operating, investing and financing activities	(18,702)	(88,313)
Effect of exchange rate changes on cash	(478)	2,687

CASH AND CASH EQUIVALENTS:
Net change during the period	(19,180)	(85,626)
Balance at beginning of period	87,037	165,672

Balance at end of period	$67,857	$80,046

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 31, 2017 consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Each of the first quarters of 2018 and 2017 were comprised of 13 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no change to consolidated assets, liabilities, cash flows or net income as a result of these reclassifications.

NOTE 2 – REVENUE RECOGNITION

Effective January 1, 2018, the Company adopted a new accounting standard with regard to revenue from customers. The Company has elected the modified retrospective approach to adoption of this new standard, as is allowed by the standard. The Company did not have any significant impact from this standard as of the date of the adoption.

Revenue Recognized from Contracts with Customers

100% of the Company’s revenue is due to contracts with its customers. These contracts typically take the form of invoices for purchase of materials from the Company. The performance obligation is the delivery of these materials to customer control.   Nearly 95% of the Company’s current revenue is produced from the sale of carpet, modular resilient flooring and related products (TacTiles installation materials, etc.) and the revenue from sales of these products is recognized upon shipment, or in certain cases upon delivery to the customer.  The transaction price for these sales is readily identifiable.

The remaining revenue generated by the Company is for contracts to sell and install carpet and related products at customer locations. For projects underway, the Company recognized installation revenue over time as the customer simultaneously received and consumed the benefit of the services. The installation of the carpet and related products is a separate performance obligation from the sale of carpet. The majority of these projects are completed within 5 days of the start of installation. The transaction price for these sale and installation contracts is readily determinable between flooring material and installation services and is specifically identified in the contract with the customer.

The Company has utilized the portfolio approach to its contracts with customers, as its contracts with customers have similar characteristics and it is reasonable to expect that the effects from applying this approach are not materially different from applying the accounting standard to individual contracts.

The Company does not have any other significant revenue streams outside of these sales of flooring material, and the sale and installation of flooring material, as described above.

Impairment Losses

The Company does not recognize any impairment losses related to its revenue contracts due primarily to the short-term and straightforward nature of these contracts.

Disaggregation of Revenue

For the first quarter of 2018, revenue from the Company’s customers is broken down by geography as follows:

Geography	Percentage of Net Sales
Americas	56.2%
Europe	27.7%
Asia-Pacific	16.1%

Revenue from sales of carpet, modular resilient flooring, and other flooring-related material was approximately 98% of total revenue for the first quarter of 2018. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material.

Performance Obligations

As noted above, the Company primarily generates revenue through the sale of flooring material to end users either upon shipment or upon arrival of the product at its destination. In these instances, there typically is no other obligation to the customers other than the delivery of flooring material with the exception of warranty. The Company does offer a warranty to its customers which guarantees certain on-floor performance characteristics and warrants against manufacturing defects. The warranty is not a service warranty, and there is no ability to separate the warranty obligation from the sale of the carpet or purchase them separately. The Company’s incidence of warranty claims is extremely low, with approximately 0.2% of revenue in claims on an annual basis for the last three fiscal years. Given the nature of the warranty as well as the financial impact, the Company has determined that there is no need to identify this warranty as a separate performance obligation and the Company will continue to account for warranty on an accrual basis.

For the Company’s installation business, the sales of carpet and other flooring materials and installation services are separate deliverables which under the revenue recognition requirements should be characterized as sperate performance obligations. The Company historically has not separated these obligations and has accounted for these installation projects on a completed contract basis. The nature of the installation projects is such that the vast majority – an amount in excess of 90% of these installation projects – are completed in less than 5 days. The Company’s largest installation customers are retail and corporate customers, and these are on a project-by-project basis and are short term installations. The impact of bifurcating the carpet sale from the installation sale is not considered to be material to the total Company. The Company has, however, evaluated these projects at the end of the reporting period and recorded revenue in accordance with the accounting standards for projects which were underway as of the end of the quarter first quarter of 2018.

Costs to Obtain Contracts

The Company pays sales commissions to many of its sales personnel based upon their selling activity. These are direct costs associated with obtaining the contracts and under the standard. Under the accounting standard, these costs should be expensed as the revenue is earned. As these commissions become payable upon shipment (or in certain cases delivery) of product, the commission is earned as the revenue is recognized. Due to this fact pattern, there is no change to the Company’s accounting for these selling commissions. There are no other material costs the Company incurs as part of obtaining the sales contract.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	April 1, 2018	December 31, 2017
	(In thousands)
Finished Goods	$134,673	$115,512
Work in Process	11,800	13,022
Raw Materials	50,942	49,401
Inventories, net	$197,415	$177,935

NOTE 4 – EARNINGS PER SHARE

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

	Three Months Ended
	April 1, 2018	April 2, 2017
Earnings Per Share:
Basic Earnings Per Share:
Distributed Earnings	$0.06	$0.06
Undistributed Earnings	0.19	0.07
Total	$0.25	$0.13

Diluted Earnings Per Share:
Distributed Earnings	$0.06	$0.06
Undistributed Earnings	0.19	0.07
Total	$0.25	$0.13

Basic earnings per share	$0.25	$0.13
Diluted earnings per share	$0.25	$0.13

The following table presents net income that was attributable to participating securities.

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In millions)
Net Income Attributable to Participating Securities	$0.2	$0.1

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Weighted Average Shares Outstanding	59,069	63,635
Participating Securities	602	446
Shares for Basic Earnings Per Share	59,671	64,081
Dilutive Effect of Stock Options	46	42
Shares for Diluted Earnings Per Share	59,717	64,123

For the three months ended April 1, 2018, and April 2, 2017, there were no stock options or participating securities excluded from the computation of diluted EPS.

NOTE 5 – LONG-TERM DEBT

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

As of April 1, 2018, the Company had outstanding $166.3 million of term loan borrowing and $77.6 million of revolving loan borrowings under the Facility, and had $5.7 million in letters of credit outstanding under the Facility. As of April 1, 2018, the weighted average interest rate on borrowings outstanding under the Facility was 3.0%.

The Company is required to make quarterly amortization payments of the term loan borrowing. The amortization payments are due on the last day of the calendar quarter. The quarterly amortization payment amount was $3.75 million for the first quarter of 2018 and will remain this amount for all future quarters until maturity.

The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

Interest Rate Risk Management

In the third quarter of 2017, the Company entered into an interest rate swap transaction to fix the variable interest rate on a portion of its term loan borrowing in order to manage a portion of its exposure to interest rate fluctuations. The Company’s objective and strategy with respect to this interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability to cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in LIBOR, the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the outstanding swap notional amount.

Cash Flow Interest Rate Swap

The Company’s interest rate swap is designated and qualifies as a cash flow hedge of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swap as a component of other comprehensive income (or other comprehensive loss). Gains or losses (if any) on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of other expense (or other income) in the Consolidated Condensed Statement of Operations. There were no such gains or losses in the first quarter of 2018. The aggregate notional amount of the swap as of April 1, 2018 was $100 million.

As of April 1, 2018, the fair value of the cash flow interest rate swap asset was $2.5 million and was recorded in other assets.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $9.9 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of April 1, 2018, there were no borrowings outstanding under these lines of credit.

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

All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first quarter of 2018 or 2017.

As of April 1, 2018, there were 72,500 stock options outstanding and exercisable, at an average exercise price of $7.99 per share. There were no stock options granted in 2018 or 2017. There were 10,000 stock options exercised in the first quarter of 2018 and no forfeitures in the first quarter of 2018. There were no exercises or forfeitures of stock options in the first quarter of 2017. The aggregate intrinsic value of the outstanding and exercisable stock options was $1.2 million as of April 1, 2018.

Restricted Stock Awards

During the three months ended April 1, 2018 and April 2, 2017, the Company granted restricted stock awards for 192,000 and 200,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $1.1 million and $0.6 million for the three months ended April 1, 2018, and April 2, 2017, respectively. Accounting standards allow that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of April 1, 2018, as well as activity during the three months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	463,000	$17.79
Granted	192,000	25.60
Vested	48,000	17.29
Forfeited or canceled	5,000	17.57
Outstanding at April 1, 2018	602,000	$23.30

As of April 1, 2018, the unrecognized total compensation cost related to unvested restricted stock was $7.8 million. That cost is expected to be recognized by the end of 2020.

Performance Share Awards

During the three months ended April 1, 2018 and April 2, 2017, the Company issued awards of performance shares to certain employees. These awards will vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the performance shares outstanding as of April 1, 2018, as well as the activity during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	669,500	$17.51
Granted	260,500	25.69
Vested	115,500	17.79
Forfeited or canceled	9,500	17.55
Outstanding at April 1, 2018	805,000	$20.12

Compensation expense related to the performance shares was $1.8 million and $0.5 million for the three months ended April 1, 2018, and April 2, 2017, respectively. Unrecognized compensation expense related to these performance shares was approximately $9.5 million as of April 1, 2018. That cost is expected to be recognized by the end of 2020.

The tax benefits recognized with regard to restricted stock and performance shares were approximately $0.6 million in the first quarter of 2018.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended April 1, 2018 and April 2, 2017, respectively:

	Three Months Ended
Defined Benefit Retirement Plans (Europe)	April 1, 2018	April 2, 2017
	(In thousands)
Service cost	$187	$384
Interest cost	1,353	1,334
Expected return on assets	(1,602)	(1,586)
Amortization of prior service costs	7	0
Recognized net actuarial (gains)/losses	288	309
Net periodic benefit cost	$233	$441

	Three Months Ended
Salary Continuation Plan (SCP)	April 1, 2018	April 2, 2017
	(In thousands)
Service cost	$0	$0
Interest cost	270	313
Amortization of prior service cost	0	0
Amortization of (gain)/loss	116	91
Net periodic benefit cost	$386	$404

In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within earnings from operations in the consolidated condensed statement of operations, while all other components of net periodic benefit costs are presented within other expenses in the consolidated condensed statement of operations.

NOTE 8– SEGMENT INFORMATION

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(in thousands)
Three Months Ended April 1, 2018:

Net Sales	$135,225	$66,556	$38,782	$240,563
Depreciation and amortization	3,611	2,254	2,208	8,073
Total assets	288,239	269,813	195,551	753,603

Three Months Ended April 2, 2017:

Net Sales	$131,762	$56,019	$33,321	$221,102
Depreciation and amortization	3,368	1,251	2,157	6,776

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
DEPRECIATION AND AMORTIZATION	April 1, 2018	April 2, 2017
	(In thousands)
Total segment depreciation and amortization	$8,073	$6,776
Corporate depreciation and amortization	658	193
Reported depreciation and amortization	$8,731	$6,969

ASSETS	April 1, 2018
(In thousands)
Total segment assets	$753,603
Corporate assets and eliminations	61,850
Reported total assets	$815,453

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $1.9 million and $1.6 million for the quarters ended April 1, 2018 and April 2, 2017, respectively. Income tax payments amounted to $9.8 million and $4.7 million for the three month periods ended April 1, 2018 and April 2, 2017, respectively.

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard regarding leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, but the standard will result in the Company recording both assets and liabilities for leases currently classified as operating leases.

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

In March 2017, the FASB issued a new accounting standard regarding the treatment of net periodic benefit costs. This standard will require segregation of these net benefit costs between operating and non-operating expenses. Currently, the Company reports the net benefit costs associated with its defined benefit plans as a component of operating income. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. When the new standard is implemented, only the service cost component of defined benefit plan costs will be reported within operating income, while all other components of net benefit cost will be presented within the “Other Expense (income)” line item on the consolidated statements of operations. The standard requires retrospective application, and as such upon adoption this standard will result in offsetting changes in operating income and “Other Expense (income)” on the consolidated statements of operations for all periods presented, with no impact on net income. The Company adopted this standard in the first quarter of 2018. As is required, the Company adjusted its previously reported first quarter of 2017 financial statements for this adoption, with a reclassification of expense of approximately $0.5 million from the “Selling, General and Administrative Expenses” line item of the consolidated condensed statement of operations to the “Other Expenses” line items of the consolidated condensed statement of operations. There was no change to consolidated net income or earnings per share from the adoption of this standard.

In February 2018, the FASB issued a new accounting standard to address a narrow-scope financial reporting issue that arose as a consequence of the U.S. Tax Cuts and Jobs Act. Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income), such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate (the difference is referred to as stranded tax effects). The new guidance allows for a reclassification of these amounts to retained earnings, thereby eliminating these stranded tax effects. The new guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

NOTE 11 – INCOME TAXES

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Company is continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate.

The Company is applying the guidance to address the accounting for income taxes under accounting standards in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  Accounting standards provide a reasonable “measurement period” not to exceed twelve months from the date of enactment to complete the accounting of these provisional estimates.  As disclosed in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2017, two material provisional estimates that impacted the Company were the U.S. statutory rate reduction and the one-time transition tax. These amounts are considered provisional because they use reasonable estimates of which tax returns have not been filed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued.

For the first quarter of 2018, there were no significant changes to the Company’s provisional estimates of the income tax effects reflected in 2017 for the changes in tax law and tax rate from the enactment of the Tax Act. The impact of tax law changes on the Company’s financial statements could differ from its reasonable estimates due to further analysis of the new law, regulatory guidance, technical corrections, legislation, or guidance under U.S. generally accepted accounting principles.  If significant changes occur, the Company will provide updated information in connection with future regulatory filings or the Company will adjust these provisional amounts as further information becomes available and as we refine our calculations.

For the first quarter of 2018, the Company’s effective tax rate was favorably impacted by the reduction in the U.S. statutory tax rate due to the enactment of the Tax Act.  This favorable impact was partially offset by certain base broadening provisions of the Tax Act.  In the first quarter of 2018, our effective tax rate was 26%, as compared to 33% in the first quarter of 2017.

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first three months of 2018, the Company increased its liability for unrecognized tax benefits by $0.2 million. As of April 1, 2018, the Company had accrued approximately $29.0 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of April 1, 2018 reflects a reduction for $3.3 million of these unrecognized tax benefits.

NOTE 12 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first quarter of 2018, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.4 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the other expenses line item of the Company’s consolidated condensed statement of operations.

NOTE 13 – REPURCHASE OF COMMON STOCK

In the second quarter of 2017, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date.

During the first quarter of 2018, the Company repurchased and retired 615,000 shares of common stock at an average price of $23.54 per share pursuant to this share repurchase program.

NOTE 14 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2016	Costs Incurred in 2017	Costs Incurred in 2018	Balance at April 1, 2018
		(in thousands)
Workforce Reduction	$10,652	$1,451	$6,633	$917	$1,651
Asset Impairment	11,319	8,019	3,300	0	0
Lease Exit Costs	5,116	27	5,089	0	0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, April 1, 2018, and the comparable period of 2017 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

During the quarter ended April 1, 2018, net sales were $240.6 million compared with net sales of $222.1 million in the first quarter last year. Fluctuations in currency exchange rates had a positive impact of approximately $9.8 million on sales for the 2018 first quarter compared with the prior year period. This impact was primarily a result of the strengthening of the Euro and British Pound against the U.S. dollar.

During the first quarter of 2018, net income was $15.1 million, or $0.25 per diluted share, compared with $8.5 million, or $0.13 per diluted share, in the first quarter last year. Our net income was positively impacted by the reduction in the U.S. statutory tax rate due to the U.S. Tax Cuts and Jobs Act enacted in the fourth quarter of 2017. The first quarter of 2017 includes $7.3 million of restructuring and asset impairment charges as a continuation of the plans announced for the fourth quarter of 2016, primarily relating to our closing of the majority of our FLOR retail stores.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended April 1, 2018 and April 2, 2017, respectively:

	Three Months Ended
	April 1, 2018	April 2, 2017
Net sales	100.0%	100.0%
Cost of sales	61.1	60.3
Gross profit on sales	38.9	39.7
Selling, general and administrative expenses	29.3	29.3
Restructuring and Asset Impairment Charge	0.0	3.3
Operating income	9.6	7.1
Interest/Other expense	1.1	1.4
Income before tax expense	8.5	5.8
Income tax expense	2.2	1.9
Net income	6.3	3.9

Net Sales

Below is information regarding net sales, and analysis of those results, for the three-month periods ended April 1, 2018, and April 2, 2017, respectively.

	Three Months Ended		Percentage
	April 1, 2018	April 2, 2017	Change
	(In thousands)
Net Sales	$240,563	$221,102	8.8%

For the quarter ended April 1, 2018, net sales increased $19.5 million (8.8%) versus the comparable period in 2017. Currency fluctuations had an approximately $9.8 million (4.4%) positive impact on first quarter 2018 sales compared to the first quarter of 2017. This currency impact was most pronounced in our European operations, due to the strengthening of the Euro and British Pound against the U.S. dollar. On a geographic basis, sales increased across all geographies with Americas increasing 3%, Europe increasing 19% (4% in local currency) and Asia-Pacific increasing 16%. In the Americas, the sales comparison was negatively impacted by a decline in our FLOR residential business, which closed its specialty retail stores in the first quarter of 2017. The increase in the Americas was attributable to sales of our modular resilient flooring product, which is a luxury vinyl tile (“LVT”) product that was launched in the first quarter of 2017. The sales increase in the Americas was most pronounced in the corporate office segment, although healthcare and retail both showed growth as well for the period. In Europe, the sales increase was, as noted, aided by the strengthening of the Euro and British Pound. Growth in local currency of 4% in Europe was primarily due to the introduction of our LVT product offering. On a segment basis, the Europe sales increase was most significant in the corporate office and retail segments. The sales increase in Asia-Pacific was a result of performance in both Australia and Asia, with sales in Asia increasing more than 20%, due to the strength of India and China. Sales increases in the Asia-Pacific region were seen in both core carpet sales as well as our LVT product offerings, with the corporate office segment representing the majority of the sales increase in the region.

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses for the three-month periods ended April 1, 2018, and April 2, 2017, respectively:

	Three Months Ended		Percentage
Cost and Expenses	April 1, 2018	April 2, 2017	Change
	(In thousands)
Cost of sales	$146,981	$133,300	10.3%
Selling, general and administrative expenses	70,594	64,714	9.1%
Total	$217,575	$198,014	9.9%

For the quarter ended April 1, 2018, cost of sales increased $13.7 million (10.3%) compared to the first quarter of 2017. Currency fluctuations had an approximately $6 million (4.5%) negative impact on the comparison. In absolute dollars, the increase in cost of sales was largely attributable to the increase in sales for the first quarter of 2018, as described above. The increase in cost of sales was higher on a percentage basis, however, than the increase in net sales due to higher input costs for our raw materials for the first quarter of 2018 as compared to the first quarter of 2017. These increases were partially offset by production efficiencies. As a percentage of sales, our cost of sales increased to 61.1% for the first quarter of 2018 versus 60.3% for the first quarter of 2017. This increase was due to the increase of raw material pricing as discussed above, as well as a result of the exit of our FLOR specialty retail stores at the end of the first quarter of 2017. Sales in these stores typically generated higher gross margins compared to our commercial carpet business, and therefore the absence of these stores was dilutive to gross profit margin when measured as a percentage of sales.

For the quarter ended April 1, 2018, selling, general and administrative (“SG&A”) expenses increased $5.9 million (9.1%) versus the comparable period in 2017. Fluctuations in currency rates had a $2.2 million (3.4%) negative impact on the comparison. The increase in SG&A expense was due to higher share-based incentive compensation of $1.7 million, as well was higher selling expenses of $1.8 million in our commercial business due to higher sales as well as planned enhancements in our selling system. These increases in selling expenses were offset by lower selling costs of $1.2 million due to the exit of the FLOR specialty retail stores as of the end of the first quarter of 2017. As a percentage of sales, SG&A expenses remained consistent at 29.3% for each of the first quarters of 2018 and 2017.

Interest Expense

For the three-month period ended April 1, 2018, interest expense increased by $0.5 million to $2.1 million, versus $1.6 million for the three-month period ended April 2, 2017. The reason for the increase was higher average interest rates on our borrowings in the first quarter of 2018 as compared to the first quarter of 2017.

Liquidity and Capital Resources

General

At April 1, 2018, we had $67.9 million in cash. At that date, we had $166.3 million in term loan borrowing, $77.6 million of revolving loan borrowings and $5.7 million in letters of credit outstanding under the Syndicated Credit Facility. As of April 1, 2018, we could have incurred $166.7 million of additional borrowings under the Syndicated Credit Facility. In addition, we could have incurred an additional $9.9 million of borrowings under other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

We exited the quarter ended April 1, 2018 with $67.9 million in cash, a decrease of $19.2 million during the first three months of the year. The most significant factors in the decrease were cash outflows for financing activities, including, (1) $14.5 million used to repurchase and retire 615,000 shares of our outstanding common stock, (2) dividends paid on our common stock of $3.9 million, and (3) $3.8 million of cash used for the required amortization payment under our Syndicated Credit Facility. These financing outflows were partially offset by borrowings of $17.2 million under our Syndicated Credit Facility. We used $7.4 million of cash for capital expenditures during the first three months of 2018. Cash flow from operations in the first three months of 2018 required a use of $5.8 million, with net income of $15.1 million offset by working capital uses of cash of (1) $17.2 million for increases in inventories, (2) increases in prepaid expense and other current assts of $16.3 million, and (3) a decrease in accounts payable and accrued expenses of $7.1 million. These working capital uses of cash were partially offset by an increase in cash due to reductions of accounts receivable of $6.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, under Item 7A of that Form 10-K. The discussion here focuses on the quarter ended April 1, 2018, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At April 1, 2018, we recognized an $8.8 million increase in our foreign currency translation adjustment account compared to December 31, 2017, primarily because of the strengthening of the Euro and British Pound against the U.S. dollar as of the end of the first quarter of 2018 compared to the end of 2017.

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

Because the debt outstanding under our Syndicated Credit Facility has variable interest rates based on an underlying prime lending rate or LIBOR rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate or LIBOR rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

As of April 1, 2018, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.5 million or an increase in the fair value of our financial instruments of $11.6 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS

There are no material changes in risk factors in the first quarter of 2018.  For a discussion of risk factors, see Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended April 1, 2018:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

January 1-31, 2018(2)	1,933	$20.94	0	39,576,216
February 1-28, 2018(2)	662,853	23.54	614,595	25,109,272
March 1-31, 2018(2)	770	24.95	0	25,109,272
April 1, 2018	0	0.00	0	25,109,272
Total	665,556	$23.54	614,595	25,109,272

(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2018, which commenced January 1, 2018 and ended April 1, 2018.

(2) Includes shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1	Form of 2018 Restricted Stock Agreement for executive officers
10.2	Form of 2018 Performance Share Agreement for executive officers
10.3	Employment Offer Letter to Bruce A. Hausmann
10.4	Employment Offer Letter to J. Chadwick Scales
10.5

Employment and Change in Control Agreement of Robert A. Coombs dated May 15, 2015 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 19, 2015, previously filed with the Commission and incorporated herein by reference).

10.6

Severance Protection and Change in Control Agreement of Matthew J. Miller dated as of April 3, 2018 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on April 25, 2018, previously filed with the Commission and incorporated herein by reference).

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

INTERFACE, INC.

Date: May 10, 2018	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann
Vice President
(Principal Financial Officer)

EXHIBITS INCLUDED HEREWITH

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1	Form of 2018 Restricted Stock Agreement
10.2	Form of 2018 Performance Share Agreement
10.3	Employment Offer Letter to Bruce A. Hausmann
10.4	Employment Offer Letter to J. Chadwick Scales
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.