Form 10-Q
period 2018-07-01
INTERFACE INC
filed 2018-08-10
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended July 1, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Shares outstanding of each of the registrant’s classes of common stock at August 1, 2018:

Class	Number of Shares
Common Stock, $.10 par value per share	59,494,146

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JULY 1, 2018	DECEMBER 31, 2017
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$66,983	$87,037
Accounts receivable, net	156,602	142,808
Inventories, net	199,127	177,935
Prepaid expenses and other current assets	38,082	23,087
Total current assets	460,794	430,867
Property and equipment, net	207,994	212,645
Deferred tax asset	17,904	18,003

Goodwill, net	67,042	68,754
Other assets	70,893	70,331

Total assets	$824,627	$800,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,542	$50,672
Accrued expenses	102,953	110,974
Current portion of long-term debt	15,000	15,000
Total current liabilities	179,495	176,646
Long-term debt	228,531	214,928
Deferred income taxes	6,750	6,935
Other	69,248	72,000

Total liabilities	484,024	470,509

Commitments and Contingencies

Shareholders’ equity
Preferred stock	0	0
Common stock	5,949	5,981
Additional paid-in capital	262,285	271,271
Retained Earnings	215,383	187,432
Accumulated other comprehensive loss – foreign currency translation	(90,886)	(78,943)
Accumulated other comprehensive income – cash flow hedge	3,183	904
Accumulated other comprehensive loss – pension liability	(55,311)	(56,554)

Total shareholders’ equity	340,603	330,091

Total liabilities and shareholders’ equity	$824,627	$800,600

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 1, 2018	JULY 2, 2017	JULY 1, 2018	JULY 2, 2017

NET SALES	$283,626	$251,700	$524,189	$472,802
Cost of Sales	174,478	153,803	321,459	287,103

GROSS PROFIT ON SALES	109,148	97,897	202,730	185,699
Selling, General and Administrative Expenses	75,445	64,386	146,039	129,100
Restructuring and Asset Impairment Charges	0	0	0	7,299
OPERATING INCOME	33,703	33,511	56,691	49,300

Interest Expense	2,261	1,682	4,355	3,299
Other Expense	3,261	698	3,780	2,092

INCOME BEFORE INCOME TAX EXPENSE	28,181	31,131	48,556	43,909
Income Tax Expense	7,579	10,193	12,870	14,424

NET INCOME	$20,602	$20,938	$35,686	$29,485

Earnings Per Share – Basic	$0.35	$0.33	$0.60	$0.46

Earnings Per Share – Diluted	$0.35	$0.33	$0.60	$0.46

Common Shares Outstanding – Basic	59,493	62,789	59,582	63,432
Common Shares Outstanding – Diluted	59,538	62,832	59,627	63,474

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JULY 1, 2018	JULY 2, 2017	JULY 1, 2018	JULY 2, 2017

Net Income	$20,602	$20,938	$35,686	$29,485
Other Comprehensive Income / (Loss), Foreign Currency Translation Adjustment	(20,773)	9,800	(11,943)	20,830
Other Comprehensive Income, Cash Flow Hedge	647	0	2,279	0
Other Comprehensive Income / (Loss), Pension Liability Adjustment	3,459	(2,048)	1,243	(2,980)
Comprehensive Income	$3,935	$28,690	$27,265	$47,335

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED

	JULY 1, 2018	JULY 2, 2017
OPERATING ACTIVITIES:
Net Income	$35,686	$29,485
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,190	14,422
Stock compensation amortization expense	5,616	1,821
Deferred income taxes and other	(729)	2,870
Working capital changes:
Accounts receivable	(16,410)	(6,288)
Inventories	(24,281)	(21,087)
Prepaid expenses and current assets	(17,974)	(667)
Accounts payable and accrued expenses	5,890	1,389

CASH PROVIDED BY OPERATING ACTIVITIES:	4,988	21,945

INVESTING ACTIVITIES:
Capital expenditures	(16,363)	(15,352)
Other	533	306

CASH USED IN INVESTING ACTIVITIES:	(15,830)	(15,046)

FINANCING ACTIVITIES:
Repayments of long-term debt	(7,500)	(54,675)
Borrowing of long-term debt	23,210	10,000
Tax withholding payments for share-based compensation	(1,052)	(1,406)
Proceeds from issuance of common stock	124	0
Dividends paid	(7,735)	(7,575)
Repurchase of common stock	(14,485)	(55,667)

CASH USED IN FINANCING ACTIVITIES:	(7,438)	(109,323)

Net cash used in operating, investing and financing activities	(18,280)	(102,424)
Effect of exchange rate changes on cash	(1,774)	3,535

CASH AND CASH EQUIVALENTS:
Net change during the period	(20,054)	(98,889)
Balance at beginning of period	87,037	165,672

Balance at end of period	$66,983	$66,783

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 31, 2017, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no change to consolidated assets, liabilities, cash flows or net income as a result of these reclassifications.

NOTE 2 – REVENUE RECOGNITION

Effective January 1, 2018, the Company adopted a new accounting standard with regard to revenue from customers. The Company elected the modified retrospective approach for adoption of this new standard, as is allowed by the standard. The Company did not have any significant impact from this standard as of the date of the adoption.

Revenue Recognized from Contracts with Customers

100% of the Company’s revenue is due to contracts with its customers. These contracts typically take the form of invoices for purchase of materials from the Company. The performance obligation is the delivery of these materials to customer control. Nearly 97% of the Company’s current revenue is produced from the sale of carpet, modular resilient flooring and related products (TacTiles installation materials, etc.) and the revenue from sales of these products is recognized upon shipment, or in certain cases upon delivery to the customer.  The transaction price for these sales is readily identifiable.

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

Disaggregation of Revenue

For the first six months ended July 1, 2018, revenue from the Company’s customers is broken down by geography as follows:

Geography	Percentage of Net Sales
Americas	59.4%
Europe	25.3%
Asia-Pacific	15.3%

Revenue from sales of carpet, modular resilient flooring, and other flooring-related material was approximately 97% of total revenue for the six months ended July 1, 2018. The remaining 3% of revenue was generated from the installation of carpet and other flooring-related material.

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

For the Company’s installation business, the sales of carpet and other flooring materials and installation services are separate deliverables which under the revenue recognition requirements should be characterized as separate performance obligations. The Company historically has not separated these obligations and has accounted for these installation projects on a completed contract basis. The nature of the installation projects is such that the vast majority – an amount in excess of 90% of these installation projects – are completed in less than 5 days. The Company’s largest installation customers are retail and corporate customers, and these are on a project-by-project basis and are short term installations. The impact of bifurcating the carpet sale from the installation sale is not considered to be material to the total Company. The Company has, however, evaluated these projects at the end of the reporting period and recorded revenue in accordance with the accounting standards for projects which were underway as of the end of the second quarter of 2018.

Costs to Obtain Contracts

The Company pays sales commissions to many of its sales personnel based upon their selling activity. These are direct costs associated with obtaining the contracts.  Under the accounting standard, these costs should be expensed as the revenue is earned.  As these commissions become payable upon shipment (or in certain cases delivery) of product, the commission is earned as the revenue is recognized.  Due to this fact pattern, there is no change to the Company’s accounting for these selling commissions.  There are no other material costs the Company incurs as part of obtaining the sales contract.

NOTE 3– INVENTORIES

Inventories are summarized as follows:

	July 1, 2018	December 31, 2017
	(In thousands)
Finished Goods	$137,724	$115,512
Work in Process	11,617	13,022
Raw Materials	49,786	49,401
	$199,127	$177,935

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

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Earnings Per Share:

Basic Earnings Per Share:
Distributed Earnings	$0.07	$0.06	$0.13	$0.12
Undistributed Earnings	0.28	0.27	0.47	0.34
Total	$0.35	$0.33	$0.60	$0.46

Diluted Earnings Per Share:
Distributed Earnings	$0.07	$0.06	$0.13	$0.12
Undistributed Earnings	0.28	0.27	0.47	0.34
Total	$0.35	$0.33	$0.60	$0.46

Basic earnings per share	$0.35	$0.33	$0.60	$0.46
Diluted earnings per share	$0.35	$0.33	$0.60	$0.46

The following tables present net income that was attributable to participating securities:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
		(In millions)
Net Income Attributable to Participating Securities	$0.2	$0.2	$0.3	$0.3

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
		(In thousands)
Weighted Average Shares Outstanding	58,910	62,305	58,999	62,948
Participating Securities	583	484	583	484
Shares for Basic Earnings Per Share	59,493	62,789	59,582	63,432
Dilutive Effect of Stock Options	45	43	45	42
Shares for Diluted Earnings Per Share	59,538	62,832	59,627	63,474

For all periods presented, there were no options or participating securities excluded from the computation of diluted EPS.

NOTE 5 – LONG-TERM DEBT

Syndicated Credit Facility

At July 1, 2018, the Company had a syndicated credit facility (the “Facility”) pursuant to which the lenders provided to the Company and certain of its subsidiaries a multicurrency revolving credit facility and provided to the Company a term loan.   Interest on base rate loans was charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit were charged at varying rates computed by applying a margin over the applicable LIBOR rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company paid a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

As of July 1, 2018, the Company had outstanding $162.5 million of term loan borrowing and $81.0 million of revolving loan borrowings under the Facility, and had $5.7 million in letters of credit outstanding under the Facility. As of July 1, 2018, the weighted average interest rate on borrowings outstanding under the Facility was 3.4%.

The Company is required to make quarterly amortization payments of the term loan borrowing. The amortization payments are due on the last day of the calendar quarter. The quarterly amortization payment amount was $3.75 million for the second quarter of 2018.

On August 7, 2018, subsequent to the end of the second quarter, the Facility was amended and restated in connection with the acquisition of nora Holding GmbH. Please see Notes 8 and 16 for additional information.

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

Cash Flow Interest Rate Swap

The Company’s interest rate swap is designated and qualifies as a cash flow hedge of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swap as a component of other comprehensive income (or other comprehensive loss). Gains or losses (if any) on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of other expense (or other income) in the Consolidated Condensed Statement of Operations. There were no such gains or losses in the first six months of 2018. The aggregate notional amount of the swap as of July 1, 2018 was $100 million.

As of July 1, 2018, the fair value of the cash flow interest rate swap asset was $3.2 million and was recorded in other assets.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $9.8 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of July 1, 2018, there were no borrowings outstanding under these lines of credit.

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

All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first six months of 2018 or 2017.

As of July 1, 2018, there were 72,500 stock options outstanding and exercisable, at an average exercise price of $7.99 per share. There were no stock options granted in 2018 or 2017. There were 10,000 stock options exercised in the first six months of 2018 and no forfeitures during those six months. There were no exercises or forfeitures of stock options in the first six months of 2017. The aggregate intrinsic value of the outstanding and exercisable stock options was $1.1 million as of July 1, 2018.

Restricted Stock Awards

During the six months ended July 1, 2018 and July 2, 2017, the Company granted restricted stock awards for 192,000 and 244,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $2.0 million and $1.3 million for the six months ended July 1, 2018 and July 2, 2017, respectively. Accounting standards allow that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of July 1, 2018, as well as activity during the six months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	463,000	$17.79
Granted	192,000	25.60
Vested	62,000	17.55
Forfeited or canceled	10,000	18.09
Outstanding at July 1, 2018	583,000	$24.74

As of July 1, 2018, the unrecognized total compensation cost related to unvested restricted stock was $6.6 million. That cost is expected to be recognized by the end of 2021.

Performance Share Awards

During the six months ended July 1, 2018 and July 2, 2017, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the performance shares outstanding as of July 1, 2018, as well as the activity during the six months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	669,500	$17.51
Granted	261,000	25.69
Vested	119,000	17.78
Forfeited or canceled	19,000	18.11
Outstanding at July 1, 2018	792,500	$20.15

Compensation expense related to performance shares was $3.6 million and $0.5 million for the six months ended July 1, 2018, and July 2, 2017, respectively. Unrecognized compensation expense related to these performance shares was approximately $7.7 million as of July 1, 2018. That cost is expected to be recognized by the end of 2021.

The tax benefits recognized with regard to restricted stock and performance shares were approximately $1.3 million for the six months ended July 1, 2018.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended July 1, 2018 and July 2, 2017, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plan (Europe)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)		(In thousands)
Service cost	$182	$397	$369	$780
Interest cost	1,318	1,378	2,671	2,712
Expected return on assets	(1,562)	(1,628)	(3,164)	(3,216)
Amortization of prior service costs	8	(9)	15	(16)
Recognized net actuarial (gains) / losses	281	320	569	629
Net periodic benefit cost	$227	$458	$460	$889

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)		(In thousands)
Service cost	$0	$0	$0	$0
Interest cost	271	314	541	628
Amortization of prior service cost	0	0	0	0
Amortization of (gain) / loss	116	91	232	182
Net periodic benefit cost	$387	$405	$773	$810

NOTE 8 – ACQUISITION OF NORA

On June 14, 2018, the Company entered into a share purchase and transfer agreement to acquire the issued and outstanding shares of nora Holding GmbH (“nora”), nora’s outstanding third party debt, and receivables related to nora’s shareholder loans. Nora is the holding company for a Germany-based manufacturer and multinational marketer of resilient floor coverings, including rubber flooring. The second quarter of 2018 includes $5.8 million of transaction related expenses related to the nora acquisition. Approximately $3.0 million of these expenses are included in selling, general and administrative expenses in the consolidated condensed statement of operations.  The remainder is included in other expenses as described below.

On June 14, 2018, in connection with the signing of the nora share purchase and transfer agreement, the Company entered into a derivative instrument to address the foreign currency risk associated with a portion of the nora purchase price. This option instrument does not qualify for hedge accounting, and the mark-to-market expense of $2.8 million to record the instrument at fair value at the end of the second quarter of 2018 was recorded in other expense in our consolidated condensed statement of operations during the second quarter. The option instrument has a notional value of €315 million (or approximately $364 million as of July 1, 2018) and an initial maturity of 120 days.

As of July 1, 2018, the fair value of the option instrument was $1.9 million and was recorded in other current assets.

On August 7, 2018, subsequent to the end of the second quarter, the Company completed the acquisition of nora. On this date the option instrument discussed above was terminated.  Please see Note 16 for additional information.

NOTE 9 – SEGMENT INFORMATION

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(in thousands)
Three Months Ended July 1, 2018:

Net Sales	$176,380	$65,865	$41,381	$283,626
Depreciation and amortization	3,480	2,048	2,212	7,740
Total assets	314,436	258,138	193,073	765,647

Three Months Ended July 2, 2017:

Net Sales	$153,616	$57,811	$40,273	$251,700
Depreciation and amortization	3,310	1,314	2,090	6,714

Six Months Ended July 1, 2018:

Net Sales	$311,605	$132,421	$80,163	$524,189
Depreciation and amortization	7,091	4,302	4,420	15,813

Six Months Ended July 2, 2017:

Net Sales	$285,378	$113,830	$73,594	$472,802
Depreciation and amortization	6,678	2,611	4,247	13,536

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets, to the corresponding consolidated amounts follows:

	Three Months Ended
DEPRECIATION AND AMORTIZATION	July 1, 2018	July 2, 2017
	(In thousands)
Total segment depreciation and amortization	$7,740	$6,714
Corporate depreciation and amortization	719	739

Reported depreciation and amortization	$8,459	$7,453

	Six Months Ended
DEPRECIATION AND AMORTIZATION	July 1, 2018	July 2, 2017
	(In thousands)
Total segment depreciation and amortization	$15,813	$13,536
Corporate depreciation and amortization	1,377	886

Reported depreciation and amortization	$17,190	$14,422

ASSETS	July 1, 2018
(In thousands)
Total segment assets	$765,647
Corporate assets and eliminations	58,980

Reported total assets	$824,627

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $3.9 million and $3.2 million for the six months ended July 1, 2018 and July 2, 2017, respectively. Income tax payments amounted to $14.9 million and $11.5 million for the six months ended July 1, 2018 and July 2, 2017, respectively.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2017, the FASB issued a new accounting standard regarding the treatment of net periodic benefit costs. This standard will require segregation of these net benefit costs between operating and non-operating expenses. Currently, the Company reports the net benefit costs associated with its defined benefit plans as a component of operating income. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, only the service cost component of defined benefit plan costs will be reported within operating income, while all other components of net benefit cost will be presented within the “Other Expense (income)” line item on the consolidated statements of operations. The standard requires retrospective application, and as such upon adoption this standard will result in offsetting changes in operating income and “Other Expense (income)” on the consolidated statements of operations for all periods presented, with no impact on net income. The Company adopted this standard in the first quarter of 2018. As is required, the Company adjusted its previously reported 2017 financial statements for this adoption, with a reclassification of expense of approximately $0.5 million for each of the first two quarters of 2017 from the “Selling, General and Administrative Expenses” line item of the consolidated condensed statement of operations to the “Other Expenses” line item of the consolidated condensed statement of operations. There was no change to consolidated net income or earnings per share from the adoption of this standard.

In August 2017, the FASB issued a new accounting standard to improve the accounting for hedging activities. This standard will eliminate the requirement to separately measure and report hedge ineffectiveness and requires companies to recognize all elements of hedge accounting that impact earnings in the same line item in the statement of income where the hedged item is reported. The amendments ease the requirements for effectiveness testing and permit an entity to perform qualitative hedge effectiveness assessments. The new guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard, but does not anticipate that the adoption will have a material effect on its consolidated financial statements.

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

In June 2018, the FASB issued a new accounting standard to address non-employee share-based payments. This standard will require that the accounting treatment for non-employee share-based payments for goods or services be consistent with current GAAP for employee share-based payments, including measurement of awards at grant-date fair value and the application of probability to evaluate performance conditions. This standard will also eliminate the current GAAP requirement to reassess the classification of non-employee share-based payments awards upon vesting. The new guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard, but does not anticipate that the adoption will have a material effect on its consolidated financial statements.

NOTE 12– INCOME TAXES

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Company is continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate.

The Company is applying the guidance to address the accounting for income taxes under accounting standards in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  Accounting standards provide a reasonable “measurement period” not to exceed twelve months from the date of enactment to complete the accounting of these provisional estimates.  As disclosed in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2017, two material provisional estimates that impacted the Company were the U.S. statutory rate reduction and the one-time transition tax. These amounts are considered provisional because they use reasonable estimates for taxes with respect to which tax returns have not been filed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued.

For the six months ended July 1, 2018, there were no significant changes to the Company’s provisional estimates of the income tax effects reflected in 2017 for the changes in tax law and tax rate from the enactment of the Tax Act. The impact of tax law changes on the Company’s financial statements could differ from its reasonable estimates due to further analysis of the new law, regulatory guidance, technical corrections, legislation, or guidance under U.S. generally accepted accounting principles. If significant changes occur, the Company will provide updated information in connection with future regulatory filings or the Company will adjust these provisional amounts as further information becomes available and as we refine our calculations.

During the six months ended July 1, 2018, the Company’s effective tax rate was favorably impacted by the reduction in the U.S. statutory tax rate due to the enactment of the Tax Act. This favorable impact was partially offset by certain base broadening provisions of the Tax Act. For the six months ended July 1, 2018, our effective tax rate was 27%, as compared to 33% for the first six month of 2017.

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first six months of 2018, the Company decreased its liability for unrecognized tax benefits by $0.3 million. As of July 1, 2018, the Company had accrued approximately $28.9 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of July 1, 2018 reflects a reduction for $3.3 million of these unrecognized tax benefits.

NOTE 13 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first six months of 2018, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.8 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the other expense line item of the Company’s consolidated condensed statement of operations.

NOTE 14 – REPURCHASE OF COMMON STOCK

In 2017, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date.

During the first six months of 2018, the Company repurchased and retired 615,000 shares of common stock at a weighted average price of $23.54 per share pursuant to this share repurchase program.

NOTE 15 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In the fourth quarter of 2016, the Company committed to a new restructuring plan in its continuing efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involves (i) a substantial restructuring of the FLOR business model that included closure of its headquarters office and most retail FLOR stores, (ii) a reduction of approximately 70 FLOR employees and a number of employees in the commercial carpet tile business, primarily in the Americas and Europe regions, and (iii) the write-down of certain underutilized and impaired assets that included information technology assets, intellectual property assets, and obsolete manufacturing, office and retail store equipment.

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

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2016	Costs Incurred in 2017	Costs Incurred in 2018	Balance at July 1, 2018
		(in thousands)
Workforce Reduction	$10,652	$1,451	$6,633	$1,543	$1,025
Asset Impairment	11,319	8,019	3,300	0	0
Lease Exit Costs	5,116	27	5,089	0	0

Note 16 – SUBSEQUENT EVENTS

On August 7, 2018, subsequent to the end of the second quarter, the Company completed the acquisition of nora for a purchase price of €385 million, or approximately $447 million at the exchange rate as of the transaction date, including acquired cash of approximately €41 million (approximately $47 million) for a net purchase price of approximately €344 million (approximately $400 million). The transaction will be accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recorded at their fair market values as of the acquisition date. The determination of the fair values of the liabilities assumed and assets acquired as well as pro forma results of operations and financial position are incomplete due to the recent date of the acquisition. The results of operations for this acquisition will be consolidated with those of the Company from the acquisition date forward.

In connection with the acquisition of nora, the Company amended and restated its Syndicated Credit Facility as described in Item 1.01 of the Form 8-K the Company filed on July 26, 2018. The purpose of the amended and restated facility is to fund the purchase price and related fees and expenses of the nora acquisition, and to increase the credit available to the Company and its subsidiaries following the closing of the nora acquisition in view of the larger enterprise that will result from such transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended, or as of, July 1, 2018, and the comparable periods of 2017 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated by the additional risk factors included in Item 1A of Part II of this Quarterly Report, which discussions are hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Agreement to Acquire Nora Systems

On June 14, 2018, we entered into a Share Purchase and Transfer Agreement (the “Purchase Agreement”) to acquire all of the shares of nora Holding GmbH (“nora”), nora’s outstanding third party debt, and receivables related to nora’s shareholder loans, based on an enterprise value of €385 million (or approximately $447 million). On August 7, 2018, subsequent to the end of the second quarter, we completed the acquisition of nora pursuant to the Purchase Agreement. Including acquired nora cash of approximately €41 million (approximately $47 million), the net purchase price was approximately €344 million (approximately $400 million). Nora is the holding company for a Germany-based manufacturer and multinational marketer of resilient floor coverings, including rubber flooring.

The sellers have made certain fundamental warranties regarding the ownership of the shares and shareholder receivables and similar matters as set forth in the Purchase Agreement. In addition, the Purchase Agreement contains customary warranties regarding the business of nora and its subsidiaries, including warranties regarding their financial statements, operations, employment matters, employee benefits, pension matters, compliance with laws, taxes, real property, intellectual property, IT systems, insurance, litigation and other customary warranties.

We have also obtained a policy for warranty and indemnity insurance, which provides coverage for certain breaches of warranties of the sellers contained in the Purchase Agreement, subject to certain deductibles, exclusions, policy limits and certain other terms and conditions. Pursuant to the Purchase Agreement, we can make certain claims against the sellers for breaches of warranties contained therein, to the extent not insured by the warranty and indemnity insurance, subject to certain thresholds, caps and other limitations set forth therein.

General

During the quarter ended July 1, 2018, net sales were $283.6 million, compared with net sales of $251.7 million in the second quarter last year.  During the first six months of fiscal year 2018, net sales were $524.2 million, compared with net sales of $472.8 million in the first six months of last year.  Fluctuations in currency exchange rates had a positive impact of approximately $5.3 million and $15.1 million for the three-month and six-month periods of 2018, respectively, compared to the three-month and six-month periods of 2017. The impact was primarily a result of a strengthening of the Euro and British Pound against the U.S. dollar.

During the second quarter of 2018, net income was $20.6 million, or $0.35 per diluted share, compared with $20.9 million, or $0.33 per diluted share, in the second quarter last year. During the six months ended July 1, 2018, we had net income of $35.7 million, or $0.60 per diluted share, compared with net income of $29.5 million, or $0.46 per diluted share, in the first six months of 2017. Included in our results for three months and six months ended July 1, 2018 were $5.8 million of costs, before tax, related to the acquisition of nora. These costs were incurred in the second quarter of 2018. Our 2018 net income was positively impacted by the reduction in the U.S. statutory tax rate due to the U.S. Tax Cuts and Jobs Act enacted in the fourth quarter of 2017. As a continuation of the plans announced in the fourth quarter of 2016, the first six months of 2017 included $7.3 million of restructuring and asset impairment charges, primarily relating to closing the majority of our FLOR specialty retail stores.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and six-month periods ended July 1, 2018, and July 2, 2017, respectively:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5	61.1	61.3	60.7
Gross profit on sales	38.5	38.9	38.7	39.3
Selling, general and administrative expenses	26.6	25.6	27.9	27.3
Restructuring and asset impairment charges	0.0	0.0	0.0	1.5
Operating income	11.9	13.3	10.8	10.4
Interest/Other expenses	1.9	0.9	1.6	1.1
Income before tax expense	9.9	12.4	9.3	9.3
Income tax expense	2.7	4.0	2.5	3.1
Net income	7.3	8.3	6.8	6.2

Net Sales

Below we provide information regarding net sales and analyze those results for the three-month and six-month periods ended July 1, 2018 and July 2, 2017, respectively.

	Three Months Ended		Percentage
	July 1, 2018	July 2, 2017	Change
	(In thousands)
Net Sales	$283,626	$251,700	12.7%

	Six Months Ended		Percentage
	July 1, 2018	July 2, 2017	Change
	(In thousands)
Net Sales	$524,189	$472,802	10.9%

For the quarter ended July 1, 2018, net sales increased $31.9 million (12.7%) versus the comparable period in 2017.  Currency fluctuations had an approximately $5.3 million (2.1%) positive impact on second quarter 2018 sales compared to the second quarter of 2017.  This currency impact was most pronounced in our European operations, due to the strengthening of the Euro and British Pound against the U.S. dollar. On a geographic basis, sales increased across all geographies with Americas increasing 15%, Europe increasing 14% (6% in local currency) and Asia-Pacific increasing 3%. The increase in the Americas was attributable to sales of our carpet tile and luxury vinyl tile (“LVT”). The sales increase in the Americas was most pronounced in the corporate office, retail and residential segments, although hospitality and healthcare segments also showed strong growth for the period. The increase in the retail segment was due to increased sales in our InterfaceServices business, which provides flooring installation as well as product sales. In Europe, the sales increase was, as noted, aided by the strengthening of the Euro and British Pound.  Growth in local currency of 6% in Europe was due to the continued introduction of our LVT product offering as well as increases in our core modular carpet business. On a segment basis, the Europe sales increase was most significant in the corporate office, education, hospitality, and healthcare segments.  The sales increase in Asia-Pacific was a result of performance in Asia, primarily due to strength in China. The sales increase in Asia-Pacific was primarily within the corporate office segment.

For the six months ended July 1, 2018, net sales increased $51.4 million (10.9%) versus the comparable period in 2017.  Currency fluctuations had an approximately $15.1 million (2.1%) positive impact on sales in the first six months of 2018 compared to the first half of 2017.  As discussed above, this currency impact was most pronounced in our European operations, due to the strengthening of the Euro and British Pound against the U.S. dollar.  On a geographic basis, sales for the six-month period increased across all geographies with Americas increasing 9%, Europe increasing 16% (5% in local currency) and Asia-Pacific increasing 9%.  The Americas sales were negatively impacted by a decline in our FLOR residential business, which closed its specialty retail stores in the first quarter of 2017, offset by increases in sales of our LVT product that was launched in the first quarter of 2017.  On a segment basis, the six-month period sales increase in the Americas was most significant in the corporate office, retail and healthcare segments.  The six-month period sales increase in Europe was most significant in the corporate office, retail, hospitality and healthcare segments. As in the three-month period ended July 1, 2018 discussed above, the Asia-Pacific six-month sales increase was primarily in the corporate office segment.

Cost and Expenses

The following tables present our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 1, 2018, and July 2, 2017, respectively:

	Three Months Ended		Percentage
Cost and Expenses	July 1, 2018	July 2, 2017	Change
	(In thousands)
Cost of sales	$174,478	$153,803	13.4%
Selling, general and administrative expenses	75,445	64,386	17.2%
Total	$249,923	$218,189	14.5%

	Six Months Ended		Percentage
Cost and Expenses	July 1, 2018	July 2, 2017	Change
	(In thousands)
Cost of sales	$321,459	$287,103	12.0%
Selling, general and administrative expenses	146,039	129,100	13.1%
Total	$467,498	$416,203	12.3%

For the quarter ended July 1, 2018, cost of sales increased $20.7 million (13.4%) compared to the second quarter of 2017.  Currency fluctuations had an approximately $3.1 million (2.0%) negative impact on the comparison.  In absolute dollars, the increase in cost of sales was largely attributable to the increase in sales for the second quarter of 2018, as described above.  The increase in cost of sales was higher on a percentage basis, however, than the increase in net sales as a result of delayed productivity initiatives due to increased sales and production volumes, as well as a change in the sales mix for the period weighted more heavily toward the InterfaceServices business. These service sales typically generate a lower gross margin compared to the rest of our operations.  As a percentage of sales, our cost of sales increased to 61.5% for the second quarter of 2018 versus 61.1% for the second quarter of 2017.  This increase was due to the factors discussed above.

For the six months ended July 1, 2018, cost of sales increased $34.4 million (12.0%) versus the comparable period in 2017.  Currency fluctuations had an approximately $9.0 million (3.2%) negative impact on the comparison. The increase for the six-month period was due to the factors for the second quarter discussed above. As a percentage of sales, our cost of sales increased slightly to 61.3% for the 2018 six-month period versus 60.7% for the comparable 2017 period.  This increase as a percentage of sales was a result of the factors discussed above in the three months ended July 1, 2018 comparison, and the exit of the FLOR specialty retail stores in the first quarter of 2017.

For the quarter ended July 1, 2018, selling, general and administrative (“SG&A”) expenses increased $11.1 million (17.2%) versus the comparable period in 2017. Fluctuations in currency rates had a $1.3 million (2.1%) negative impact on the SG&A comparison.  The increase in SG&A expense was due to transaction costs in connection with the nora acquisition of $3.0 million, higher share-based incentive compensation of $2.1 million due to performance achievement versus plan, higher selling expenses of $2.8 million due to higher sales volume as well as planned enhancements in our selling system.  These increases were offset by lower marketing expenses due to the centralization of the global marketing function. As a percentage of sales, SG&A expenses increased to 26.6% for the second quarter of 2018 compared to 25.6% for the second quarter of 2017.

For the six months ended July 1, 2018, SG&A expenses increased $16.9 million (13.1%) versus the comparable period in 2017. Fluctuations in currency rates had a $3.6 million (2.8%) negative impact on the SG&A comparison.  The increase in SG&A expense was due to transaction costs in connection with the nora acquisition of $3.0 million, higher share-based incentive compensation of $3.8 million, and higher selling expenses of $4.6 million in our commercial business due to higher sales volume as well as planned enhancements in our selling system. These increases were offset by lower marketing expenses due to the centralization of the global marketing function and lower selling costs of $1.2 million due to the exit of the FLOR specialty retail stores as of the end of the first quarter of 2017.  As a percentage of sales, SG&A expenses increased to 27.9% for the six-months ended July 1, 2018, compared to 27.3% for the same period in 2017.

Interest Expense

For the three-month period ended July 1, 2018, interest expense increased $0.6 million to $2.3 million, from $1.7 million in the second quarter of 2017. For the six-month period ended July 1, 2018, interest expense increased $1.1 million to $4.4 million, from $3.3 million in the comparable period last year. The reason for the increase was higher average interest rates on our borrowings in the first six months of 2018 as compared to 2017.

Liquidity and Capital Resources

General

At July 1, 2018, we had $67.0 million in cash. At that date, we had $162.5 million in term loan borrowings, $81.0 million of revolving loan borrowings and $5.7 million in letters of credit outstanding under the Syndicated Credit Facility. As of July 1, 2018, we could have incurred $163.3 million of additional borrowings under our Syndicated Credit Facility. In addition, we could have incurred an additional $9.8 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

On August 7, 2018, subsequent to the end of the second quarter, our syndicated credit facility was amended and restated in connection with the acquisition of nora. Please see Note 16 in Item 1 for additional information.

Analysis of Cash Flows

As of July 1, 2018, we had $67.0 million in cash, a decrease of $20.0 million during the first six months of the year. The most significant factors in the decrease were cash outflows for financing activities, including (1) $14.5 million used to repurchase and retire 615,000 shares of our outstanding common stock, (2) $7.7 million of dividends paid on our common stock, and (3) $7.5 million of cash used for the required amortization payment under our Syndicated Credit Facility. These financing outflows were partially offset by borrowings of $23.2 million under our Syndicated Credit Facility. We used $16.4 million of cash for capital expenditures during the six-months ended July 1, 2018. Cash flow from operations in the first six months of 2018 provided $5.0 million, with net income of $35.7 million offset by working capital uses of cash of (1) $16.4 million for increases in receivables, (2) $24.3 million for increases in inventories, and (3) $18.0 million for increases in prepaid expense and other current assets. These working capital uses of cash were partially offset by an increase in accounts payable and accrued expenses of $5.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, under Item 7A of that Form 10-K. The discussion here focuses on the period ended July 1, 2018, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At July 1, 2018, we recognized an $11.9 million decrease in our foreign currency translation adjustment account compared to December 31, 2017, primarily because of the weakening of the Euro and British Pound against the U.S. dollar as of the end of the second quarter of 2018 compared to the end of 2017.

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

As of July 1, 2018, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.5 million or an increase in the fair value of our financial instruments of $11.6 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

As of July 1, 2018, a 10% decrease or increase in the fair market value of the Company’s cash flow interest rate swap would lead to a decrease or increase in the recorded asset value of $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), pursuant to Rule 13a-15(b) under the Act.  Based on that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

ITEM 1A. RISK FACTORS

 In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2017, as well as the following new risk factor, which updates the risk factors set forth in our annual report:

If we fail to realize the expected synergies and other benefits of the nora acquisition, our results of operations and stock price may be negatively affected.

     We have recently completed the acquisition of nora, a manufacturer and multinational marketer of resilient floor coverings.  The success of the acquisition will depend substantially on our ability to realize the expected synergies and other benefits from combining the businesses of the Company and nora.  Our ability to realize these anticipated benefits and cost savings is subject to various risks and uncertainties, including the risks that:

●	we may not be able to successfully combine and integrate the businesses on a timely basis, or at all;
●	the integration process could divert management’s attention, cause employee or customer attrition or cause other disruption;
●	nora may not contribute to the revenues and profitability of the combined business as much as we currently expect; or
●	we may not be able to manage the increased indebtedness we have incurred in connection with the acquisition.

     If we are not able to successfully combine the businesses of the Company and nora within the anticipated time frame, or at all, the expected synergies and other benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected, the combined businesses may not perform as expected and the results of our operations or value of our common stock may be adversely affected.

     It is also possible that the integration process could result in the loss of key employees or customers of the Company or nora, the disruption of the companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated.

     We will be required to devote significant management attention and resources to integrating the operations of the Company and nora. It is possible that the integration process could result in:

●	diversion of management’s attention;
●	the lack of personnel or other resources to pursue other potential business opportunities; and
●	the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

     Any of these consequences could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or their ability to achieve the anticipated benefits of the transaction, or could reduce each company’s earnings or otherwise adversely affect the business and financial results of the combined company and the value of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended July 1, 2018:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

April 2-30, 2018(2)	3,337	$24.95	0	$25,109,272
May 1-31, 2018	0	0	0	25,109,272
June 1-30, 2018	0	0	0	25,109,272
July 1, 2018	0	0	0	25,109,272
Total	3,337	$24.95	0	$25,109,272

(1) The monthly periods identified above correspond to the Company’s fiscal second quarter of 2018, which commenced April 2, 2018 and ended July 1, 2018.

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

2.1

Share Purchase and Transfer Agreement dated June 14, 2018 by and among the Company, Interface BV, DealCo Luxembourg II S.à r.l. and nora Management III Beteiligungs GmbH & Co. KG (included as Exhibit 2.1 to the Company’s current report on Form 8-K filed on June 14, 2018, previously filed with the Commission and incorporated herein by reference.)

10.1

Commitment Letter dated June 14, 2018 by Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated in favor of Interface, Inc. (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 14, 2018, previously filed with the Commission and incorporated herein by reference.)

10.2

Amended and Restated Commitment Letter dated June 20, 2018 by Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A. in favor of Interface, Inc. (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 21, 2018, previously filed with the Commission and incorporated herein by reference.)

10.3

First Restatement Agreement, dated as of July 20, 2018, among Interface, Inc., certain subsidiaries of the Company as borrowers, certain subsidiaries of the Company as guarantors, Bank of America, N.A. as Administrative Agent, and the other lenders party thereto. (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 26, 2018, previously filed with the Commission and incorporated herein by reference.)

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

INTERFACE, INC.

Date: August 10, 2018	By:	/s/ Bruce A. Hausmann
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