Form 10-Q
period 2018-09-30
INTERFACE INC
filed 2018-11-09
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2018

Commission File Number 001-33994

INTERFACE, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-1451243
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1280 WEST PEACHTREE STREET, ATLANTA, GEORGIA 30309

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

Shares outstanding of each of the registrant’s classes of common stock at November 1, 2018:

Class	Number of Shares
Common Stock, $.10 par value per share	59,520,468

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$107,331	$87,037
Accounts receivable, net	177,766	142,808
Inventories, net	278,815	177,935
Prepaid expenses and other current assets	36,314	23,087
Total current assets	600,226	430,867
Property and equipment, net	292,606	212,645
Deferred tax asset	23,324	18,003
Goodwill and intangible assets, net	353,810	68,754
Other assets	72,994	70,331

Total assets	$1,342,960	$800,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,353	$50,672
Accrued expenses	137,862	110,974
Current portion of long-term debt	31,315	15,000
Total current liabilities	238,530	176,646
Long-term debt	617,565	214,928
Deferred income taxes	27,475	6,935
Other	106,410	72,000

Total liabilities	989,980	470,509

Commitments and Contingencies

Shareholders’ equity
Preferred stock	0	0
Common stock	5,951	5,981
Additional paid-in capital	265,300	271,271
Retained Earnings	219,689	187,432
Accumulated other comprehensive loss – foreign currency translation	(85,922)	(78,943)
Accumulated other comprehensive income – cash flow hedges	3,469	904
Accumulated other comprehensive loss – pension liability	(55,507)	(56,554)

Total shareholders’ equity	352,980	330,091

Total liabilities and shareholders’ equity	$1,342,960	$800,600

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30, 2018	OCTOBER 1, 2017	SEPTEMBER 30, 2018	OCTOBER 1, 2017

NET SALES	$318,325	$257,431	$842,514	$730,233
Cost of Sales	218,380	158,887	539,839	445,990

GROSS PROFIT ON SALES	99,945	98,544	302,675	284,243
Selling, General and Administrative Expenses	84,160	67,233	230,199	196,333
Restructuring and Asset Impairment Charges	0	0	0	7,299
OPERATING INCOME	15,785	31,311	72,476	80,611

Interest Expense	4,852	1,851	9,207	5,150
Other Expense	1,570	1,051	5,350	3,143

INCOME BEFORE INCOME TAX EXPENSE	9,363	28,409	57,919	72,318
Income Tax Expense	1,191	8,970	14,061	23,394

NET INCOME	$8,172	$19,439	$43,858	$48,924

Earnings Per Share – Basic	$0.14	$0.32	$0.74	$0.78

Earnings Per Share – Diluted	$0.14	$0.32	$0.74	$0.78

Common Shares Outstanding – Basic	59,496	61,018	59,553	62,630
Common Shares Outstanding – Diluted	59,536	61,060	59,594	62,672

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30, 2018	OCTOBER 1, 2017	SEPTEMBER 30, 2018	OCTOBER 1, 2017

Net Income	$8,172	$19,439	$43,858	$48,924
Other Comprehensive Income / (Loss), Foreign Currency Translation Adjustment	4,964	9,848	(6,979)	30,678
Other Comprehensive Income, Cash Flow Hedges	286	0	2,565	0
Other Comprehensive Income / (Loss), Pension Liability Adjustment	(196)	(1,994)	1,047	(4,974)
Comprehensive Income	$13,226	$27,293	$40,491	$74,628

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED

	SEPTEMBER 30, 2018	OCTOBER 1, 2017
OPERATING ACTIVITIES:
Net Income	$43,858	$48,924
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,067	22,203
Stock compensation amortization expense	9,181	4,479
Deferred income taxes and other	(10,705)	5,926
Amortization of acquired intangible assets	2,414	0
Amortization of acquired inventory step-up	17,849	0
Working capital changes:
Accounts receivable	(5,540)	(1,397)
Inventories	(27,037)	(22,377)
Prepaid expenses and current assets	(9,398)	(653)
Accounts payable and accrued expenses	10,987	10,804

CASH PROVIDED BY OPERATING ACTIVITIES:	58,676	67,909

INVESTING ACTIVITIES:
Capital expenditures	(28,853)	(22,809)
Cash paid for business, net of cash acquired	(400,697)	0
Other	531	(421)

CASH USED IN INVESTING ACTIVITIES:	(429,019)	(23,230)

FINANCING ACTIVITIES:
Repayments of long-term debt	(51,403)	(62,085)
Borrowing of long-term debt	479,837	20,000
Tax withholding payments for share-based compensation	(1,056)	(1,477)
Proceeds from issuance of common stock	207	0
Debt Issuance Costs	(8,757)	(1,418)
Dividends paid	(11,602)	(11,571)
Repurchase of common stock	(14,485)	(81,061)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	392,741	(137,612)

Net cash provided by / (used) in operating, investing and financing activities	22,398	(92,933)
Effect of exchange rate changes on cash	(2,104)	5,369

CASH AND CASH EQUIVALENTS:
Net change during the period	20,294	(87,564)
Balance at beginning of period	87,037	165,672

Balance at end of period	$107,331	$78,108

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

Revenue Recognized from Contracts with Customers

100% of the Company’s revenue is due to contracts with its customers. These contracts typically take the form of invoices for purchase of materials from the Company. The performance obligation is the delivery of these materials to customer control. Nearly 97% of the Company’s current revenue is produced from the sale of carpet, resilient flooring and related products (TacTiles installation materials, etc.) and the revenue from sales of these products is recognized upon shipment, or in certain cases upon delivery to the customer.  The transaction price for these sales is readily identifiable.

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

Disaggregation of Revenue

For the first nine months ended September 30, 2018, revenue from the Company’s customers is broken down by geography as follows:

Geography	Percentage of Net Sales
Americas	58.7%
Europe	26.2%
Asia-Pacific	15.1%

Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 97% of total revenue for the nine months ended September 30, 2018. The remaining 3% of revenue was generated from the installation of carpet and other flooring-related material.

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

For the Company’s installation business, the sales of carpet and other flooring materials and installation services are separate deliverables which under the revenue recognition requirements should be characterized as separate performance obligations. The Company historically has not separated these obligations and has accounted for these installation projects on a completed contract basis. The nature of the installation projects is such that the vast majority – an amount in excess of 90% of these installation projects – are completed in less than 5 days. The Company’s largest installation customers are retail and corporate customers, and these are on a project-by-project basis and are short term installations. The impact of bifurcating the carpet sale from the installation sale is not considered to be material to the total Company. The Company has, however, evaluated these projects at the end of the reporting period and recorded revenue in accordance with the accounting standards for projects which were underway as of the end of the third quarter of 2018.

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

NOTE 3– INVENTORIES

Inventories are summarized as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Finished Goods	$197,869	$115,512
Work in Process	15,838	13,022
Raw Materials	65,108	49,401
Total Inventory	$278,815	$177,935

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Earnings Per Share:

Basic Earnings Per Share:
Distributed Earnings	$0.07	$0.07	$0.20	$0.19
Undistributed Earnings	0.07	0.25	0.54	0.59
Total	$0.14	$0.32	$0.74	$0.78

Diluted Earnings Per Share:
Distributed Earnings	$0.07	$0.07	$0.20	$0.19
Undistributed Earnings	0.07	0.25	0.54	0.59
Total	$0.14	$0.32	$0.74	$0.78

Basic earnings per share	$0.14	$0.32	$0.74	$0.78
Diluted earnings per share	$0.14	$0.32	$0.74	$0.78

The following tables present net income that was attributable to participating securities:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1 2017
		(In millions)
Net Income Attributable to Participating Securities	$0.1	$0.1	$0.4	$0.4

The weighted average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
		(In thousands)
Weighted Average Shares Outstanding	58,917	60,555	58,974	62,167
Participating Securities	579	463	579	463
Shares for Basic Earnings Per Share	59,496	61,018	59,553	62,630
Dilutive Effect of Stock Options	40	42	41	42
Shares for Diluted Earnings Per Share	59,536	61,060	59,594	62,672

For all periods presented, there were no options or participating securities excluded from the computation of diluted EPS.

NOTE 5 – LONG-TERM DEBT

Syndicated Credit Facility

On August 7, 2018, the Company amended and restated its syndicated credit facility (the “Facility”) in connection with the nora Holding GmbH (“nora”) acquisition. The purpose of the amended and restated Facility was to fund the nora purchase price and related fees and expenses of the acquisition, and to increase the credit available to the Company and its subsidiaries following the closing of the nora acquisition in view of the larger enterprise. At September 30, 2018, the amended and restated Facility provided to the Company and certain of its subsidiaries a multicurrency revolving loan and U.S. denominated and multicurrency term loans. Interest on base rate loans was charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit were charged at varying rates computed by applying a margin over the applicable LIBOR rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company paid a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

In connection with the amended and restated Facility as discussed above, the Company recorded $8.8 million of debt issuance costs associated with the new term loans that are reflected as a reduction of long-term debt in accordance with applicable accounting standards.  As these fees are expensed over the life of the outstanding borrowing the debt balance will increase by the same amount as the fees that are expensed.

As of September 30, 2018, the Company had outstanding $625.2 million of term loan borrowing and $32.1 million of revolving loan borrowings under the Facility, and had $3.6 million in letters of credit outstanding under the Facility. As of September 30, 2018, the weighted average interest rate on borrowings outstanding under the Facility was 3.70%.

Under the amended and restated Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which commence in the fourth quarter of 2018. The amortization payments are due on the last day of the calendar quarter. There was no required quarterly amortization payment for the third quarter of 2018.

The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $9.6 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of September 30, 2018, there were no borrowings outstanding under these lines of credit.

NOTE 6 – DERIVATIVE INSTUMENTS

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

Cash Flow Interest Rate Swap

The Company’s interest rate swap is designated and qualifies as a cash flow hedge of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swap as a component of other comprehensive income (or other comprehensive loss). Gains or losses (if any) on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of other expense (or other income) in the Consolidated Condensed Statement of Operations and as a component of operating activities in the Consolidated Condensed Statement of Cash Flows.  The aggregate notional amount of the swap as of September 30, 2018 was $100 million.

Forward Contracts

The recently acquired nora operations are party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas.  The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales.  The Company is meeting its objective by hedging the risk of changes in its cash flows (intercompany payments for inventory) attributable to changes in the U.S. dollar/Euro exchange rate (the “hedged risk”). Changes in fair value attributable to components other than exchange rates will be excluded from the assessment of effectiveness and amortized to earnings on a straight-line basis.  Changes in fair value related to the effective portion of these contracts will be reflected as a component of other comprehensive income (or other comprehensive loss). A portion of these forward contracts expire each month, with the final contract expiring in September of 2019.  These contracts cover approximately 70% of the expected intercompany sales activity between the nora European manufacturing facility and the U.S. subsidiary and at this time the Company believes these are probable transactions given historical performance as well as budget projections.  The current notional value of these forward currency contracts and the future intercompany sales these instruments hedge is approximately $52 million.

The table below sets forth the fair value of derivative instruments as of September 30, 2018 (in thousands):

	Asset Derivatives as of		Liability Derivatives as of
	September 30, 2018		September 30, 2018

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1,757	Other current liabilities	--
Interest rate swap contract	Other current assets	3,636	Other current liabilities	--
		$5,393		--

The table below sets forth the fair value of derivative instruments as of December 31, 2017 (in thousands):

	Asset Derivatives as of		Liability Derivatives as of
	December 31, 2017		December 31, 2017

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate swap contract	Other current assets	$904	Other current liabilities	--

There was no significant impact to earnings from the changes in fair value of derivatives designated as cash flow hedges or from amounts excluded from the assessment of hedge effectiveness during the three and nine months ended September 30, 2018.  There was no significant impact from the reclassification of hedged items from accumulated other comprehensive income during the three and nine months ended September 30, 2018. The amount of hedged items expected to be reclassified from accumulated other comprehensive income in the next 12 months is not significant.

The following tables summarize the pre-tax impact that changes in the fair value of derivatives designated as cash flow hedges and included in the assessment of hedge effectiveness had on accumulated other comprehensive income during the three and nine months ended September 30, 2018 (in thousands):

Gain (Loss) Recognized in Accumulated
Three months ended September 30, 2018	Other Comprehensive Income
Foreign currency contracts	$(167)
Interest rate swap contract	$453

Gain (Loss) Recognized in Accumulated
Nine months ended September 30, 2018	Other Comprehensive Income
Foreign currency contracts	$(167)
Interest rate swap contract	$2,732

NOTE 7 – STOCK-BASED COMPENSATION

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

All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first nine months of 2018 or 2017.

As of September 30, 2018, there were 62,500 stock options outstanding and exercisable, at an average exercise price of $7.88 per share. There were no stock options granted in 2018 or 2017. There were 20,000 stock options exercised in the first nine months of 2018 and no forfeitures during those nine months. There were no exercises or forfeitures of stock options in the first nine months of 2017. The aggregate intrinsic value of the outstanding and exercisable stock options was $1.0 million as of September 30, 2018.

Restricted Stock Awards

During the nine months ended September 30, 2018 and October 1, 2017, the Company awarded restricted stock to certain employees. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $2.9 million and $2.0 million for the nine months ended September 30, 2018 and October 1, 2017, respectively. Accounting standards allow that the Company estimate forfeitures for restricted stock and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of September 30, 2018, as well as activity during the nine months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	463,000	$17.79
Granted	194,000	25.57
Vested	67,000	17.56
Forfeited or canceled	11,000	18.06
Outstanding at September 30, 2018	579,000	$25.16

As of September 30, 2018, the unrecognized total compensation cost related to unvested restricted stock was $5.6 million. That cost is expected to be recognized by the end of 2021.

Performance Share Awards

During the nine months ended September 30, 2018 and October 1, 2017, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the performance shares outstanding as of September 30, 2018, as well as the activity during the nine months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	669,500	$17.51
Granted	261,000	25.69
Vested	119,000	17.78
Forfeited or canceled	20,000	18.05
Outstanding at September 30, 2018	791,500	$20.15

Compensation expense related to performance shares was $6.3 million and $2.4 million for the nine months ended September 30, 2018, and October 1, 2017, respectively. Unrecognized compensation expense related to these performance shares was approximately $5.9 million as of September 30, 2018. That cost is expected to be recognized by the end of 2021.

The tax benefits recognized with regard to restricted stock and performance shares were approximately $1.8 million for the nine months ended September 30, 2018.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended September 30, 2018, and October 1, 2017, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plan (Europe)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)		(In thousands)
Service cost	$178	$423	$547	$1,204
Interest cost	1,270	1,426	3,941	4,138
Expected return on assets	(1,503)	(1,697)	(4,667)	(4,920)
Amortization of prior service costs	(11)	9	4	26
Recognized net actuarial (gains) / losses	270	318	839	930
Net periodic benefit cost	$204	$479	$664	$1,378

	Three Months Ended		Nine Months Ended
Salary Continuation Plan (SCP)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)		(In thousands)
Service cost	$0	$0	$0	$0
Interest cost	271	314	812	942
Amortization of prior service cost	0	0	0	0
Amortization of (gain) / loss	116	91	348	273
Net periodic benefit cost	$387	$405	$1,160	$1,215

	Three Months Ended	Nine Months Ended
Nora Defined Benefit Plan	September 30, 2018	September 30, 2018
	(In thousands)	(In thousands)
Service cost	$134	$134
Interest cost	99	99
Net periodic benefit cost	$233	$233

NOTE 9 – ACQUISITION OF NORA

    On June 14, 2018, the Company entered into a share purchase and transfer agreement to acquire the issued and outstanding shares of nora, nora’s outstanding third-party debt, and receivables related to nora’s shareholder loans. Nora is the holding company for a Germany-based manufacturer and multinational marketer of resilient floor coverings, including rubber flooring. In connection with the signing of the nora share purchase and transfer agreement, the Company entered into a derivative instrument to address the foreign currency risk associated with a portion of the nora purchase price. This option instrument did not qualify for hedge accounting, and the mark-to-market expense of $2.8 million to record the instrument at fair value at the end of the second quarter of 2018 was recorded in other expense in our consolidated condensed statement of operations during the second quarter. The option instrument had a notional value of €315 million (or approximately $364 million as of the end of the second quarter of 2018) and an initial maturity of 120 days. Upon completion of the nora acquisition as discussed below, the option instrument was terminated and the Company recognized a loss of approximately $1.4 million upon termination, which was recorded in other expense in our Consolidated Condensed Statement of Operations during the third quarter of 2018.

   On August 7, 2018, the Company completed the acquisition of nora for a purchase price of €385.1 million, or $447.2 million at the exchange rate as of the transaction date, including acquired cash of €40.0 million ($46.5 million) for a net purchase price of €345.1 million ($400.7 million).

Nora is an industry leader in the rubber flooring market, and this acquisition is expected to advance the Company’s growth strategy in growing market segments, particularly in the healthcare, life sciences and education market segments.  Similar to Interface, nora operates on an international footprint and the Company expects the acquisition will also allow for geographic sales synergies as well.

 The transaction will be accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recorded at their fair market values as of the acquisition date. The results of operations for this acquisition have been consolidated with those of the Company from the acquisition date forward.  Tangible assets and liabilities of nora systems GmbH were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis.

       The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The amounts represent a provisional measurement of the fair values, and is therefore subject to change:

As of August 7th, 2018
(In thousands)

Cash	$46,495
Accounts receivables	30,996
Inventories	93,352
Other assets and prepaids	5,616
Property plant and equipment	79,538
Intangible assets	103,338
Total identifiable assets acquired	359,335

Current liabilities	(27,285)
Deferred taxes	(29,277)
Other long-term liabilities	(38,929)
Total liabilities assumed	(95,491)
Net identifiable assets acquired	263,844
Goodwill	183,348
Net assets acquired / cash paid	$447,192

        Acquired intangibles assets of $103.3 million include $60.8 million of trademarks and tradenames that are not subject to amortization and will instead be subject to annual impairment testing, or more frequent testing should there be a significant change in business conditions. The remaining intangible assets include developed technology of $39.1 million that will be amortized on a straight-line basis over the estimated useful life of 7 years and backlog of $3.4 million that will be amortized on a straight-line basis over the estimated useful life of six months. The inventory amount above includes a step-up of inventory to fair value of approximately $26.6 million which will be recognized in earnings over the expected turns of the inventory. This step-up of inventory to fair value will be fully amortized by the end of 2018.

       As of September 30, 2018, the balances, net of accumulated amortization where applicable, of the acquired intangible assets from the nora acquisition were (in thousands):

Developed technology	$38,048
Trademarks and tradenames	59,880
Backlog	2,252
Goodwill	183,348

       As of September 30, 2018, the recognized goodwill of $183.3 million and acquired intangible assets, net of amortization of $100.2 million, were assigned pro-rata to the Company’s three operating segments. None of the goodwill is expected to be deductible for income tax purposes.

The fair value of acquired accounts receivable was $30.1 million with the gross value being $31.9 million. The Company expects $1.8 million to be uncollectible.

       The Company recognized $8.2 million of transaction costs related to the nora acquisition for the nine months ended September 30, 2018. Approximately $4.0 million of these expenses are included in selling, general and administrative expenses in the consolidated condensed statement of operations and $4.2 million are included in other expenses related to the derivative instrument the Company used to address the foreign currency risk associated with a portion of the nora purchase price. The Company also recognized $8.8 million of debt issuance costs in connection with the amended and restated credit facility, which were recorded as a reduction of long-term debt in the consolidated condensed balance sheet.

     The amounts of revenue and net loss of nora included in the Company’s consolidated condensed statements of operations from the acquisition date to September 30, 2018 are as follows (in thousands):

Revenue	$41,159
Net loss	(12,455)

       The following represents the pro forma consolidated condensed statement of operations as if nora had been included in the consolidated results of the Company as of January 1, 2017. These are estimated for pro forma purposes only and do not necessarily reflect the results had nora been included as of the beginning of 2018 and 2017.

	Pro Forma Consolidated Statement of Operations
	(In thousands)

	Nine months ended	Nine months ended
	September 30, 2018	October 1, 2017
Revenue	$1,001,919	$929,521
Net income	74,390	38,793

       Pro forma net income for the nine months ended September 30, 2018, excludes any transaction related costs as these are non-recurring costs for the combined Company.

NOTE 10 – SEGMENT INFORMATION

Based on applicable accounting standards, the Company has determined that it has three operating segments – namely, the Americas, Europe and Asia-Pacific geographic regions. Pursuant to accounting standards, the Company has aggregated the three operating segments into one reporting segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment. Nora results are included in the 2018 figures as of the date of acquisition through the end of the third quarter of 2018, and are included in our operating segments based on the geographic split of the operations.

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(in thousands)
Three Months Ended September 30, 2018:

Net Sales	$182,660	$88,223	$47,442	$318,325
Depreciation and amortization	3,373	3,181	2,144	8,698
Total assets	472,473	587,228	201,611	1,261,312

Three Months Ended October 1, 2017:

Net Sales	$148,082	$66,677	$42,672	$257,431
Depreciation and amortization	3,386	1,646	2,211	7,243

Nine Months Ended September 30, 2018:

Net Sales	$494,265	$220,645	$127,604	$842,514
Depreciation and amortization	10,464	7,483	6,564	24,511

Nine Months Ended October 1, 2017:

Net Sales	$433,461	$180,506	$116,266	$730,233
Depreciation and amortization	10,064	4,257	6,458	20,779

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets, to the corresponding consolidated amounts follows:

	Three Months Ended
DEPRECIATION AND AMORTIZATION	September 30, 2018	October 1, 2017
	(In thousands)
Total segment depreciation and amortization	$8,698	$7,243
Corporate depreciation and amortization, and other	1,179	539

Reported depreciation and amortization	$9,877	$7,782

	Nine Months Ended
DEPRECIATION AND AMORTIZATION	September 30, 2018	October1, 2017
	(In thousands)
Total segment depreciation and amortization	$24,511	$20,779
Corporate depreciation and amortization, and other	2,556	1,424

Reported depreciation and amortization	$27,067	$22,203

ASSETS	September 30, 2018
(In thousands)
Total segment assets	$1,261,312
Corporate assets and eliminations	81,648

Reported total assets	$1,342,960

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $7.4 million and $4.6 million for the nine months ended September 30, 2018 and October 1, 2017, respectively. Income tax payments amounted to $21.2 million and $14.8 million for the nine months ended September 30, 2018 and October 1, 2017, respectively.

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In August 2017, the FASB issued a new accounting standard to improve the accounting for hedging activities. This standard will eliminate the requirement to separately measure and report hedge ineffectiveness and requires companies to recognize all elements of hedge accounting that impact earnings in the same line item in the statement of income where the hedged item is reported. The amendments ease the requirements for effectiveness testing and permit an entity to perform qualitative hedge effectiveness assessments. The new guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company has elected to early adopt this standard in the third quarter of 2018 and there was no material effect on its consolidated financial statements.

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

In August 2018, the FASB issued a new accounting standard that modifies disclosure requirements related to fair value measurements. This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate that the adoption of the new standard will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued a new accounting standard that changes the disclosure requirements for defined benefit retirement plans. This standard eliminates the current requirement to disclose amounts in accumulated other comprehensive income that are expected to be recognized in net periodic benefit expense in the next fiscal year. The standard requires additional disclosures for an entity to explain the reasons for significant gains and losses related to changes in the benefit obligation for the period and clarifies current guidance for disclosures where projected benefit obligations or accumulated benefit obligations exceed the fair value of plan assets. The new guidance is effective for annual periods ending after December 15, 2020. Early adoption is permitted. The Company does not anticipate that the adoption of the new standard will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued a new accounting standard to align the requirements for capitalizing implementation costs incurred in a hosting arrangement service contract with the guidance to capitalize implementation costs of internal use software. This standard requires that the costs for implementation activities during the application development phase be capitalized in a hosting arrangement service contract, and costs during the preliminary and post implementation phase are expensed. The new guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard, but does not anticipate that the adoption will have a material effect on its consolidated financial statements.

NOTE 13– INCOME TAXES

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Company is continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate.

The Company is applying the guidance to address the accounting for income taxes under accounting standards in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  Accounting standards provide a reasonable “measurement period” not to exceed twelve months from the date of enactment to complete the accounting of these provisional estimates.  As disclosed in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2017, two material provisional estimates that impacted the Company were the U.S. statutory rate reduction and the one-time transition tax. These amounts were considered provisional because they used reasonable estimates for taxes with respect to which tax returns had not been filed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued.

For the nine months ended September 30, 2018, there were no significant changes to the Company’s provisional estimates of the income tax effects reflected in 2017 for the changes in tax law and tax rate from the enactment of the Tax Act. The impact of tax law changes on the Company’s financial statements could differ from its reasonable estimates due to further analysis of the new law, regulatory guidance, technical corrections, legislation, or guidance under U.S. generally accepted accounting principles. If significant changes occur, the Company will provide updated information in connection with future regulatory filings or the Company will adjust these provisional amounts as further information becomes available and as we refine our calculations.

During the nine months ended September 30, 2018, the Company’s effective tax rate was favorably impacted by the reduction in the U.S. statutory tax rate due to the enactment of the Tax Act. This favorable impact was partially offset by certain base broadening provisions of the Tax Act. For the nine months ended September 30, 2018, our effective tax rate was 24%, as compared to 32% for the first nine month of 2017.

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first nine months of 2018, the Company decreased its liability for unrecognized tax benefits by $1.0 million. As of September 30, 2018, the Company had accrued approximately $28.2 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of September 30, 2018 reflects a reduction for $3.3 million of these unrecognized tax benefits.

NOTE 14 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first nine months of 2018, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $1.2 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the other expense line item of the Company’s consolidated condensed statement of operations.

NOTE 15– REPURCHASE OF COMMON STOCK

In 2017, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date.

During the first nine months of 2018, the Company repurchased and retired 615,000 shares of common stock at a weighted average price of $23.54 per share pursuant to this share repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended, or as of, September 30, 2018, and the comparable periods of 2017 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated by the additional risk factor included in Item 1A of Part II of the Quarterly Report on Form 10-Q for the quarter ended July 1, 2018, which discussions are hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Acquisition of Nora Systems

On June 14, 2018, we entered into a Share Purchase and Transfer Agreement (the “Purchase Agreement”) to acquire all of the shares of nora Holding GmbH (“nora”), nora’s outstanding third-party debt, and receivables related to nora’s shareholder loans, based on an enterprise value of €385 million (or approximately $447 million). On August 7, 2018, we completed the acquisition of nora for a purchase price of €385.1 million, or $447.2 million, at the exchange rate as of the transaction date, including acquired cash of €40.0 million ($46.5 million) for a net purchase price of €345.1 million ($400.7 million). Nora is the holding company for a Germany-based manufacturer and multinational marketer of resilient floor coverings, including rubber flooring.

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

General

During the quarter ended September 30, 2018, net sales were $318.3 million, compared with net sales of $257.4 million in the third quarter last year.  During the first nine months of fiscal year 2018, net sales were $842.5 million, compared with net sales of $730.2 million in the first nine months of last year. The 2018 periods were both positively impacted by growth in carpet tile and LVT plus the inclusion of revenue from the nora acquisition, which generated net sales of $41.2 million from August 7 through the end of the third quarter of 2018, which was the period that nora was included in Interface’s results. Fluctuations in currency exchange rates had a negative impact of approximately $2.9 million for the third quarter of 2018 and a positive impact of $12.1 million for the nine-month period of 2018 compared to the three-month and nine-month periods of 2017. The three-month period impact was primarily a result of the weakening of the Australian dollar and the Euro against the U.S. dollar. The nine-month period impact was primarily a result of a strengthening of the Euro and British Pound against the U.S. dollar.

During the third quarter of 2018, net income was $8.2 million, or $0.14 per diluted share, compared with $19.4 million, or $0.32 per diluted share, in the third quarter last year. During the nine months ended September 30, 2018, we had net income of $43.9 million, or $0.74 per diluted share, compared with net income of $48.9 million, or $0.78 per diluted share, in the first nine months of 2017. The 2018 periods included the results of the acquired nora business from August 7 through the end of the third quarter of 2018. These results included amortization related to the fair value of inventory acquired of $17.8 million, and amortization of acquired intangible assets of $2.4 million. Also included in our results for the three and nine months ended September 30, 2018 were $2.4 million and $8.2 million, respectively, of pre-tax transaction related expenses. These costs were incurred in the second and third quarters of 2018. Our 2018 net income was positively impacted by the reduction in the U.S. statutory tax rate due to the U.S. Tax Cuts and Jobs Act enacted in the fourth quarter of 2017. As a continuation of the plans announced in the fourth quarter of 2016, the first nine months of 2017 included $7.3 million of restructuring and asset impairment charges, primarily related to closing the majority of our FLOR specialty retail stores.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended September 30, 2018, and October 1, 2017, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.6	61.7	64.1	61.1
Gross profit on sales	31.4	38.3	35.9	38.9
Selling, general and administrative expenses	26.4	26.1	27.3	26.9
Restructuring and asset impairment charges	0.0	0.0	0.0	1.0
Operating income	5.0	12.2	8.6	11.0
Interest/Other expenses	2.0	1.1	1.7	1.1
Income before tax expense	2.9	11.0	6.9	9.9
Income tax expense	0.4	3.5	1.7	3.2
Net income	2.6	7.6	5.2	6.7

Net Sales

Below we provide information regarding net sales and analyze those results for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017, respectively.

	Three Months Ended		Percentage
	September 30, 2018	October 1, 2017	Change
	(In thousands)
Net Sales	$318,325	$257,431	23.7%

	Nine Months Ended		Percentage
	September 30, 2018	October 1, 2017	Change
	(In thousands)
Net Sales	$842,514	$730,233	15.4%

For the quarter ended September 30, 2018, net sales increased $60.9 million (23.7%) versus the comparable period in 2017. As discussed above, the 2018 period included revenue of $41.2 million from the nora acquisition that was not present in 2017. Currency fluctuations had an approximately $2.9 million (1.1%) negative impact on third quarter 2018 sales compared to the third quarter of 2017. This currency impact was most pronounced in our Asia-Pacific operations, due to the weakening of the Australian dollar and Euro against the U.S. dollar. On a geographic basis, including the impact of the nora acquisition, sales in the Americas increased 23%, Europe increased 32% (34% in local currency) and Asia-Pacific increased 11%. The increase in the Americas was attributable to sales of our carpet tile and luxury vinyl tile (“LVT”) as well as the impact of the nora acquisition. The Americas sales increase was most pronounced in the corporate office, retail and residential segments, as well as continued growth in the hospitality segment for the period. The increase in the retail segment was due to increased sales in our InterfaceServices business, which provides flooring installation as well as product sales. Growth in Europe was impacted by the nora acquisition and the continued introduction of our LVT product offering as well as increases in our core modular carpet business offset by the weakening of the Euro. On a segment basis, the Europe sales increase was most significant in the hospitality, healthcare, and residential segments. The sales increase in Asia-Pacific was primarily due to the impact of the nora acquisition, partially offset by the weakening of the Australian dollar and lower sales in China and Australia. The sales increase in Asia-Pacific was primarily within the corporate office segment.

For the nine months ended September 30, 2018, net sales increased $112.3 million (15.4%) versus the comparable period in 2017. As discussed above, the 2018 period included revenue of $41.2 million from the nora acquisition that was not present in 2017. Currency fluctuations had an approximately $12.1 million (1.7%) positive impact on sales in the first nine months of 2018 compared to the first nine months of 2017. This currency impact was most pronounced in our European operations, due to the strengthening of the Euro and British Pound against the U.S. dollar. On a geographic basis, including the impact of the nora acquisition, sales for the nine-month period increased across all geographies with Americas increasing 14%, Europe increasing 22% (15% in local currency) and Asia-Pacific increasing 10%. The Americas sales were negatively impacted by a decline in our FLOR residential business, which closed its specialty retail stores in the first quarter of 2017, offset by increases in sales of our LVT product that was launched in the first quarter of 2017. On a segment basis, the nine-month period sales increase in the Americas was most significant in the corporate office, retail and residential segments. The nine-month period sales increase in Europe was most significant in the corporate office, hospitality and healthcare segments. As in the three-month period ended September 30, 2018 discussed above, the Asia-Pacific nine-month sales increase was primarily in the corporate office segment.

Cost and Expenses

The following tables present our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended September 30, 2018, and October 1, 2017, respectively:

	Three Months Ended		Percentage
Cost and Expenses	September 30, 2018	October 1, 2017	Change
	(In thousands)
Cost of sales	$218,380	$158,887	37.4%
Selling, general and administrative expenses	84,160	67,233	25.2%
Total	$302,540	$226,120	33.8%

	Nine Months Ended		Percentage
Cost and Expenses	September 30, 2018	October 1, 2017	Change
	(In thousands)
Cost of sales	$539,839	$445,990	21.0%
Selling, general and administrative expenses	230,199	196,333	17.2%
Total	$770,038	$642,323	19.9%

For the quarter ended September 30, 2018, cost of sales increased $59.5 million (37.4%) compared to the third quarter of 2017. Included in third quarter 2018 cost of sales is $44.9 million for nora, which includes amortization related to acquired inventory and intangible assets of $20.3 million. Currency fluctuations had an approximately $1.8 million (1.1%) positive impact on the year-over-year comparison. In absolute dollars, the increase in cost of sales was largely attributable to the increase in sales for the third quarter of 2018, as described above and the impact of purchase price accounting amortization reflected in costs of sales related to the nora acquisition. The increase in cost of sales was higher on a percentage basis, however, than the increase in net sales as a result of delayed productivity initiatives due to increased sales and production volumes, as well as a change in the sales mix for the period weighted more heavily toward the InterfaceServices business. These service sales typically generate a lower gross margin compared to the rest of our operations. As a percentage of sales, our cost of sales increased to 68.6% for the third quarter of 2018 versus 61.7% for the third quarter of 2017. This increase was due to the factors discussed above.

For the nine months ended September 30, 2018, cost of sales increased $93.8 million (21.0%) versus the comparable period in 2017. Included in the first nine months of 2018 cost of sales is $44.9 million for nora, which includes amortization related to acquired inventory and intangible assets of $20.3 million. Currency fluctuations had an approximately $7.1 million (1.7%) negative impact on the year-over-year comparison. The increase for the 2018 nine-month period was due to the same factors for the third quarter discussed above. As a percentage of sales, our cost of sales increased to 64.1% for the 2018 nine-month period versus 61.1% for the comparable 2017 period. This increase as a percentage of sales was a result of the factors discussed above in the three months ended September 30, 2018 comparison, as well as the exit of the FLOR specialty retail stores in the first quarter of 2017.

For the quarter ended September 30, 2018, selling, general and administrative (“SG&A”) expenses increased $16.9 million (25.2%) versus the comparable period in 2017. SG&A expense for the acquired nora business was $11.3 million from August 7 through the end of the third quarter of 2018. Fluctuations in currency rates had a $0.6 million (0.8%) positive impact on the SG&A expense comparison. The increase in SG&A expense was due to transaction costs in connection with the nora acquisition of $1.0 million, higher share-based incentive compensation of $1.0 million due to performance achievement versus plan, higher selling expenses of $6.4 million related to the acquired nora business, higher selling expenses of $2.4 million due to higher sales volume, and higher administrative expenses of $4.9 million due to the nora acquisition. As a percentage of sales, SG&A expenses increased to 26.4% for the third quarter of 2018 compared to 26.1% for the third quarter of 2017.

For the nine months ended September 30, 2018, SG&A expenses increased $33.9 million (17.2%) versus the comparable period in 2017. SG&A expense for the acquired nora business was $11.3 million from August 7 through the end of the third quarter of 2018. Fluctuations in currency rates had a $3.0 million (1.6%) negative impact on the year-over-year SG&A expense comparison. The increase in SG&A expense was due to transaction costs in connection with the nora acquisition of $4.0 million, higher share-based incentive compensation of $4.7 million, higher selling expenses of $6.0 million in our commercial business due to higher sales volume as well as planned enhancements in our selling system, higher selling expense of $6.4 million due to the acquired nora business, and higher administrative expenses of $10.5 million primarily due to the acquired nora business as noted above. These increases were offset by lower marketing expenses due to the centralization of the global marketing function and lower selling costs of $1.2 million due to the exit of the FLOR specialty retail stores as of the end of the first quarter of 2017. As a percentage of sales, SG&A expenses increased to 27.3% for the nine months ended September 30, 2018, compared to 26.9% for the same period in 2017.

Interest Expense

For the three-month period ended September 30, 2018, interest expense increased $3.0 million to $4.9 million, from $1.9 million in the third quarter of 2017. For the nine-month period ended September 30, 2018, interest expense increased $4.0 million to $9.2 million, from $5.2 million in the comparable period last year. The increase is primarily due to the additional debt incurred to complete the nora acquisition, coupled with higher average interest rates on our borrowings in the first nine months of 2018 as compared to 2017.

Liquidity and Capital Resources

General

At September 30, 2018, we had $107.3 million in cash.  At that date, we had $625.2 million in term loan borrowings, $32.1 million of revolving loan borrowings and $3.6 million in letters of credit outstanding under the Syndicated Credit Facility.  As of September 30, 2018, we had $264.3 million of additional borrowing capacity under our Syndicated Credit Facility.  In addition, we had $9.6 million of additional borrowing capacity available under our other credit facilities in place at other non-U.S. subsidiaries.

On August 7, 2018, our Syndicated Credit Facility was amended and restated in connection with the acquisition of nora. Please see Note 5 and Note 9 in Item 1 for additional information.

Analysis of Cash Flows

As of September 30, 2018, we had $107.3 million in cash, an increase of $20.3 million during the first nine months of the year. The most significant factors in the increase were cash outflows for financing activities, including (1) $51.4 million of cash used to pay down our revolving debt (2) $11.6 million of dividends paid on our common stock, and (3) $14.5 million used to repurchase and retire 615,000 shares of our outstanding common stock. These financing outflows were offset by borrowings of $479.8 million under our amended and restated Syndicated Credit Facility primarily to fund the nora acquisition. Cash outflows for investing activities included (1) $400.7 million of cash used to acquire the nora business and (2) $28.9 million of cash for capital expenditures during the nine-months ended September 2018. Cash flow from operations in the first nine months of 2018 provided $58.7 million, with net income of $43.9 million offset by working capital uses of cash of (1) $5.5 million for increases in receivables, (2) $27.0 million for increases in inventories, and (3) $9.4 million for increases in prepaid expenses and other current assets. These working capital uses of cash were partially offset by an increase in accounts payable and accrued expenses of $11.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, under Item 7A of that Form 10-K. The discussion here focuses on the period ended September 30, 2018, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At September 30, 2018, we recognized a $7.0 million decrease in our foreign currency translation adjustment account compared to December 31, 2017, primarily because of the weakening of the Euro and British Pound against the U.S. dollar as of the end of the third quarter of 2018 compared to the end of 2017.

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

Because the debt outstanding under our Syndicated Credit Facility has variable interest rates based on an underlying prime lending rate or LIBOR rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate or LIBOR rate would, however, impact the amount of our interest expense. At our current amount of debt outstanding, a 1% increase in the underlying prime rate or LIBOR rate would increase our annual interest expense by approximately $6.5 million. A 1% decrease in the underlying prime rate or LIBOR rate would decrease our annual interest expense by approximately $6.5 million.

As of September 30, 2018, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $13.5 million or an increase in the fair value of our financial instruments of $16.6 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

As of September 30, 2018, a 10% decrease or increase in the fair market value of the Company’s cash flow interest rate swap would lead to a decrease or increase in the recorded asset value of $0.2 million.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2017, as supplemented in our quarterly report on Form 10-Q for the quarter ended July 1, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2018:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 2-31, 2018	0	$0	0	$25,109,272
August 1-31, 2018	0	0	0	25,109,272
September 1-30, 2018(2)	529	23.65	0	25,109,272
Total	529	$23.65	0	$25,109,272

(1) The monthly periods identified above correspond to the Company’s fiscal third quarter of 2018, which commenced July 2, 2018 and ended September 30, 2018.

(2) Includes shares acquired by the Company from an employee to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

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

INTERFACE, INC.

Date: November 9, 2018	By:	/s/ Bruce A. Hausmann
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