Form 10-K
period 2018-12-30
INTERFACE INC
filed 2019-02-28
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2018

Commission File No.: 001-33994

          Interface, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-1451243
(State of incorporation)	(I.R.S. Employer Identification No.)

1280 West Peachtree Street
Atlanta, Georgia	30309
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:           (770) 437-6800

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock, $0.10 Par Value Per Share	Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act:              None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2018: $1,343,752,725 (58,551,317 shares valued at the closing sale price of $22.95 on June 29, 2018). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 18, 2019:

Class	Number of Shares
Common Stock, $0.10 par value per share	59,453,784

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Introduction and General

References in this Annual Report on Form 10-K to “Interface,” “the Company,” “we,” “our,” “ours” and “us” refer to Interface, Inc. and its subsidiaries or any of them, unless the context requires otherwise.

Interface is a global flooring company specializing in carpet tile and resilient flooring, including luxury vinyl tile (“LVT”) and rubber flooring. We help our customers create high-performance interior spaces that support well-being, productivity, and creativity, as well as the sustainability of the planet.

We are a worldwide leader in design, production and sales of modular carpet, also known as carpet tile. As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet in over 110 countries under the established brand names Interface® and FLOR®. Our principal geographic markets are the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 58%, 27% and 15%, respectively, for fiscal year 2018.

In 2017, we globally launched a line of LVT products, which represented our first introduction into a category of products that we call resilient flooring.

On August 7, 2018, the Company acquired nora Holding GmbH (“nora”) a global leader in performance flooring and worldwide leader in the rubber flooring category under the established nora brands norament® and noraplan®. The nora acquisition is expected to advance the Company’s growth strategy in expanding market segments, particularly in the healthcare, life sciences and education market segments. Similar to Interface, nora operates on an international footprint and the Company expects the acquisition will also allow for geographic sales synergies as well. The results of operations for this acquisition have been consolidated with those of the Company from the acquisition date forward.  Due to the nora acquisition, our resilient rubber flooring products accounted for approximately 10% of our sales in 2018.

Capitalizing on our acquisition of nora, as well as our leadership in modular carpet for the corporate office market segment, we are executing a market diversification strategy to increase our presence and market share for modular carpet in non-corporate office market segments, such as government, education, healthcare, hospitality and retail space. As a result of our efforts, our mix of corporate office versus non-corporate office modular carpet and LVT sales in the Americas was 45% and 55%, respectively, for 2018. Company-wide, our mix of corporate office versus non-corporate office modular carpet and LVT sales was 60% and 40%, respectively, in 2018.  We believe the appeal and utilization of modular carpet is growing in non-corporate office market segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us the market leader in the corporate office segment to support and facilitate our penetration into these segments around the world. Rubber is already an attractive product for non-corporate applications and the acquisition of nora will continue to allow for growth of non-corporate office markets.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment. We are the world’s leading manufacturer of carpet tile. Modular carpet has become more prevalent across all commercial interiors markets as designers, architects and end users have become more familiar with its unique attributes, including its dynamic design capabilities, greater economic value (which includes lower costs as a result of reduced waste in both installation and replacement), and installation ease and speed. We continue to drive this trend with our product innovations and designs discussed below. We believe that we are well positioned to lead and capitalize upon the market for modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership.  Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace, and our established brand names are leaders in the industry. On the international front, Interface is a well-recognized brand name in carpet tiles for commercial and institutional use. More generally, we believe that as the appeal and utilization of modular carpet continues to expand into market segments such as government, healthcare, education, hospitality, retail and residential space, our reputation as the pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these new markets. Our acquisition of nora, which is a global leader in performance flooring, further strengthens our strong global brand reputation.

Innovative Product Design and Development Capabilities.  Our product design and development capabilities have long given us a significant competitive advantage, and we believe they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our recent design innovations is the introduction of long and narrow rectangular carpet tiles in the shape of planks, and even more narrow versions known as Skinny Planks™. The use of planks and Skinny Planks increases the design versatility of our carpet tile, as these products can create aesthetics (such as a herringbone pattern) that are different from, or enhance, that of our traditional square carpet tiles. Nora also offers strong design capabilities and tremendous color palate options to offer attractive and resilient flooring options to our customers.

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

Made-to-Order and Custom Products; Global Manufacturing Capabilities. We have a distinct competitive advantage in meeting two principal requirements of the specified products markets we primarily target — that is, providing made-to-order and custom samples quickly and on-time delivery of made-to-order or customized final products. We also can generate realistic digital samples that allow us to create a virtually unlimited number of new design concepts and distribute them instantly for customer review, while at the same time reducing sampling waste.

About half of our modular carpet products worldwide are made-to-order sales, which are not custom products, but are instead standard styles which can be produced once ordered. Our made-to-order capabilities not only enhance our marketing and sales, they significantly improve our inventory turns. Our customized products, which are both custom colors of established styles, as well as limited amounts of true custom carpet designs or configurations, are less than 10% of our global sales. The remainder of our modular carpet sales are serviced from off-the-shelf inventory. The salient terms of our contracts for made-to-order and custom modular carpet tile do not differ materially from those for off-the-shelf inventory.

Our global manufacturing capabilities in modular carpet production are an important component of our strength in these areas, and give us an advantage in serving the needs of multinational corporate customers that require products and services at various locations around the world. Our manufacturing locations across four continents enable us to compete effectively with local producers in our international markets, while giving international customers more favorable delivery times and freight costs.

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

Experienced and Motivated Management and Sales Force.  An important component of our competitive position is the quality of our management team and its commitment to developing and maintaining an engaged and accountable workforce. Our team is highly skilled and dedicated to guiding our overall growth and expansion into our targeted market segments, while maintaining our leadership in traditional markets and our high contribution margins. We utilize an internal marketing and predominantly commissioned sales force of more than 950 experienced personnel, stationed at over 70 locations in over 30 countries, to market our products and services in person to our customers. Our incentive compensation and our sales and marketing training programs are tailored to promote performance and facilitate leadership by our executives both in strategic areas as well as the Company as a whole.

Our Business Strategy and Principal Initiatives

Our business strategy is to continue to use our leading position in modular carpet and our product design and global made-to-order capabilities as a platform from which to drive acceptance of our modular carpet, new LVT products and new rubber flooring products across several industry segments, while maintaining our leadership position for modular carpet in the corporate office market segment. These efforts generally are described in the following strategic pillars:

•	Grow our core carpet tile business;
•	Develop a substantial resilient flooring business, which includes our nora rubber products;
•	Execute supply chain productivity;
•	Optimize selling, general and administrative (“SG&A”) spending; and
•	Lead a world-changing sustainability movement centered around Mission Zero and Climate Take Back.

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

Develop a Substantial Resilient Flooring Business. Building upon the success of our initial introduction of products into the high growth LVT market, we plan to expand our LVT product offering while also seeking to introduce new products in the resilient flooring category. We believe our ability to offer and sell our soft and hard surfaces in an integrated flooring design helps meet the needs of our customers by complementing and enhancing our carpet tile portfolio with true modular installation, no transition strips between surfaces, same sizes of carpet tile and LVT products, and favorable acoustic properties. Our acquisition of nora, with its rubber flooring business, is a key component of our strategy in this area.

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

Use Strong Free Cash Flow Generation to Strengthen Our Balance Sheet. Our principal business has been structured to yield contribution margins that generate strong free cash flow (by which we mean cash available to invest back into the business, apply towards servicing debt, potential stock repurchases, strategic acquisitions and the like). Our historical investments in global manufacturing capabilities, facilities and product customization techniques, which we have maintained, also contribute to our ability to generate strong levels of free cash flow. We expect to use our strong free cash flow generation capability to potentially repurchase shares and strengthen our financial position, or re-invest in our operations. We will also continue to execute programs to reduce costs further and enhance free cash flow.  In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow as demand for our products rises.

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

•

success of the nora acquisition will depend substantially on our ability to realize the expected synergies and other benefits from combining the businesses of the Company and nora, and nora may not contribute to the revenue and profitability of the combined business as much as we expect;

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

Rubber Flooring

    Nora is a global leader in performance flooring and worldwide share leader in the rubber flooring category under the established norament® and noraplan® brands. Nora enhances the Company’s fast growing resilient flooring portfolio. The acquisition is expected to advance the Company’s growth strategy in expanding market segments, particularly in the healthcare, life sciences and education market segments. Rubber flooring is ideal for applications that require hygienic, safe flooring with strong chemical resistance. Rubber flooring is extremely durable compared to other flooring alternatives.

Other Products and Services

We sell a proprietary antimicrobial chemical compound under the registered trademark Intersept that we incorporate in some of our modular carpet products and have licensed to another company for use in air filters. We also sell our TacTiles carpet tile installation system, along with a variety of traditional adhesives and products for carpet installation and maintenance that are manufactured by a third party.  We also continue to provide “turnkey” project management services for national accounts and other large customers through our InterfaceSERVICES™ business.

Marketing and Sales

We distribute our products through two primary channels: (1) direct sales to end users; and (2) indirect sales through independent contractors or distributors.  We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we also emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including Interface and FLOR, as well as the strength of the nora rubber flooring brands of norament® and noraplan®.

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

Manufacturing

We manufacture carpet at two locations in the United States and at facilities in the Netherlands, the United Kingdom, Thailand, China and Australia. We manufacture rubber flooring in Germany.

Having foreign manufacturing operations enables us to supply our customers with carpet from the location offering the most advantageous delivery times, duties and tariffs, exchange rates, and freight expense, and enhances our ability to develop a strong local presence in foreign markets. We believe that the ability to offer consistent products and services on a worldwide basis at attractive prices is an important competitive advantage in servicing multinational customers seeking global supply relationships. We will consider additional locations for manufacturing operations in other parts of the world as necessary to meet the demands of customers in international markets. For our rubber production we have one manufacturing facility, but we have regional warehouses to achieve advantageous delivery times and optimal freight costs.

Our raw materials are generally available from multiple sources – both regionally and globally – with the exception of synthetic fiber (nylon yarn).  For yarn, we principally rely upon two major global suppliers, but we also have significant relationships with at least two other suppliers.  Although our number of principal yarn suppliers is limited, we do have the capability to manufacture carpet using face fiber produced from two separate polymer feedstocks – nylon 6 and nylon 6,6 – which provides additional flexibility with respect to yarn supply inputs, if needed.  Our global sourcing strategy, including with respect to our principal yarn suppliers and dual polymer manufacturing capability, allows us to help guard against any potential shortages of raw materials or raw material suppliers in a specific polymer supply chain. For rubber flooring, the key polymer raw materials are available from multiple sources and we can source both synthetic and natural rubbers depending on product specification and material availability.

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

The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands, Thailand, China and Australia are certified under International Standards Organization (ISO) Standard No. 14001. Nora’s manufacturing facility, which is located in Weinheim, Germany, is ISO14001 certified as well and sells the majority of its products with the Blauer Engel label. Blauer Engel is the leading German institute that recognizes products that have environmentally friendly aspects.

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

For nora rubber flooring, the innovation focus is on performance and design. A recent revolutionary innovation is the fast growing self-adhesive nTx solution for nora tiles and sheet goods. Recent step changes in design are noraplan Iona introducing a rubber on rubber print, noraplan valua introducing natural woodlike colors and embossing, and noraplan unita that incorporates real granite parts in a rubber floor. The combination of performance and design makes nora the recognized market leader in rubber flooring.

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

Backlog

Our backlog of unshipped orders was approximately $190.4 million at February 10, 2019, compared with approximately $122.9 million at February 11, 2018. The 2019 backlog includes backlog for our acquired nora business. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 10, 2019 are expected to be shipped during the succeeding six to nine months.

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

We also own many trademarks in the United States and abroad. In addition to the United States, the primary jurisdictions in which we have registered our trademarks are the European Union, Canada, Australia, New Zealand, Japan, and various countries in Central America, South America and Asia. Some of our more prominent registered trademarks include: Interface, FLOR, Intersept, GlasBac, Mission Zero, norament, noraplan, nTX solution, noraplan unita, noraplan valua and Net-Works. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other jurisdictions varies.

Financial Information by Operating Segments and Geographic Areas

The Notes to Consolidated Financial Statements appearing in Item 8 of this Report set forth information concerning our sales and long-lived assets by geographic areas, which are also our operating segments. We have only one reporting segment.

Employees

At December 30, 2018, we employed a total of 4,094 employees worldwide, of such total 1,688 were clerical, staff, sales, supervisory and management personnel and 2,406 were manufacturing personnel. The worldwide employee total includes 1,066 from the nora acquisition. We also utilized the services of 415 temporary personnel as of December 30, 2018.

Some of our production employees in Australia and the United Kingdom are represented by unions. In the Netherlands, a Works Council, the members of which are Interface employees, is required to be consulted by management with respect to certain matters relating to our operations in that country, such as a change in control of Interface Europe B.V. (our modular carpet subsidiary based in the Netherlands), and the approval of the Council is required for some of our actions, including changes in compensation scales or employee benefits. The majority of our employees in Germany are members of a Works Council as well. Our management believes that its relations with the Works Councils, the unions and all of our employees are good.

Environmental Matters

Our operations are subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands, Thailand, China, Germany and Australia are certified under ISO Standard No. 14001.

Executive Officers of the Registrant

Our executive officers, their ages as of December 30, 2018, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Jay D. Gould	59	President and Chief Executive Officer
David B. Foshee	48	Vice President, General Counsel and Secretary
Bruce A. Hausmann	49	Vice President and Chief Financial Officer
Matthew J. Miller	50	Vice President (President - Americas)
Kathleen R. Owen	55	Vice President and Chief Human Resources Officer
Nigel Stansfield	51	Vice President (President - Europe, Africa, Australia, and Asia)

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

Mr. Hausmann joined us in April 2017 as Vice President and Chief Financial Officer.  He came to us from the food, facilities and uniform services supplier Aramark Corporation, where he served as Senior Vice President and Chief Financial Officer for Aramark’s Uniform business unit since 2009, and for Aramark’s Direct Store Delivery segment since 2014.  Prior to joining Aramark, he served as Vice President and Segment Controller for the Interactive Media Group of The Walt Disney Company, which he joined in 2002.  He has also previously held finance and controller positions with several software and internet companies and is a certified public accountant (inactive status) in the State of California.

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

Mr. Stansfield was the Operations Manager for Firth Carpets (our former European broadloom operations) at the time it was acquired by us in 1997.  For two years following that acquisition, Mr. Stansfield served as Manufacturing Systems Manager, part of a global project team that designed and implemented MRP manufacturing software systems at seven of our manufacturing plants.  In 1999, he returned to Firth Carpets as Operations Director.  In 2002, he became a member of our European research and development team focusing on our sustainability initiatives, and in 2004, he became Product and Innovations Director for all of our European Operations.  In 2010, he joined our European management team as Senior Vice President of Product, Design and Innovation, before being named Vice President and Chief Innovations Officer for the Company in March 2012.  In December 2016, he became President of our business serving Europe, the Middle East and Africa, and in January 2019 he assumed responsibility for the Asia-Pacific region as well.

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

We compete with a large number of manufacturers in the highly competitive floorcovering products market, and some of these competitors have greater financial resources than we do. We may face challenges competing on price, making investments in our business, or competing on product design.

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

Some of our competitors, including a number of large diversified domestic and foreign companies who manufacture modular carpet and resilient flooring as one segment of their business, have greater financial resources than we do. Competing effectively may require us to make additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities.

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

We may lose the services of key personnel for a variety of reasons, including if our compensation programs become uncompetitive in the relevant markets for our employees and service providers, or if the Company undergoes significant disruptive change (including not only economic downturns, but potentially other changes management believes are positive in the long term). The loss of key personnel with a great deal of knowledge, training and experience in the flooring industry – particularly in the areas of sales, marketing, operations, product design and management – could have an adverse impact on our business. We may not be able to easily replace such personnel, particularly if the underlying reasons for the loss make the Company relatively unattractive as an employer.

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

We have substantial international operations. In 2018, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. This includes, for example, the uncertainty surrounding the implementation and effect of the United Kingdom’s June 2016 referendum in which voters approved the United Kingdom’s exit from the European Union, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2018 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results. In addition, political unrest, terrorist acts, military conflict and disease outbreaks have increased the risks of doing business abroad generally.

The uncertainty surrounding the implementation and effect of the U.K. exiting the European Union, and related negative developments in the European Union could adversely affect our business, results of operations or financial condition.

The results of a June 2016 referendum vote in the U.K. were in favor of the U.K. exiting the European Union (commonly referred to as “Brexit”). On March 29, 2017, the U.K. notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. As a result of this notification, a complex and uncertain process of negotiation is now taking place to determine the future terms of the U.K.’s relationship with the European Union, with the U.K. currently due to exit the European Union on March 29, 2019. The uncertainty leading up to and following the Brexit referendum has had, and the implementation of Brexit may continue to have, a negative impact on our business and demand for our products in Europe, and particularly in the U.K. The long-term nature of the U.K.’s relationship with the European Union is unclear and there is considerable uncertainty when, or if, any withdrawal agreement or long-term relationship strategy, including trade deals, will be agreed to and implemented by the U.K. and the European Union. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the European Union and elsewhere. In addition, Brexit has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the euro and the British pound sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency of U.S. dollars). Such a development could have other unpredictable adverse effects, including a material adverse effect on demand for office space and our flooring products in the U.K. and in Europe if a U.K. exit leads to economic difficulties in Europe.

Large increases in the cost of petroleum-based raw materials could adversely affect us if we are unable to pass these cost increases through to our customers.

Petroleum-based products comprise the predominant portion of the cost of raw materials that we use in manufacturing carpet. Synthetic rubber uses petroleum based products as feedstock as well. While we attempt to match cost increases with corresponding price increases, continued volatility in the cost of petroleum-based raw materials could adversely affect our financial results if we are unable to pass through such price increases to our customers.

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

We recently completed the acquisition of nora, a manufacturer and multinational marketer of resilient rubber floor coverings.  The success of the acquisition will depend substantially on our ability to realize the expected synergies and other benefits from combining the businesses of the Company and nora.  Our ability to realize these anticipated benefits and cost savings is subject to various risks and uncertainties, including the risks that:

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

We have a significant amount of indebtedness, which could have important negative consequences to us.

Our significant indebtedness could have important negative consequences to us, including:

●	making it more difficult for us to satisfy our obligations with respect to such indebtedness;
●	increasing our vulnerability to adverse general economic and industry conditions;

●	limiting our ability to obtain additional financing to fund capital expenditures, acquisitions or other growth initiatives, and other general corporate requirements;
●

requiring us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures, acquisitions or other growth initiatives, and other general corporate requirements;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	placing us at a competitive disadvantage compared to our less leveraged competitors; and
●	limiting our ability to refinance our existing indebtedness as it matures.

It is important for you to consider that we have a significant amount of indebtedness. As a consequence of our level of indebtedness, a substantial portion of our cash flow from operations must be dedicated to debt service requirements. In addition, borrowings under our Syndicated Credit Facility have variable interest rates, and therefore our interest expenses will increase if the underlying market rates (upon which the variable interest rates are based) increase. The terms of our Syndicated Credit Facility also limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. They also require us to comply with certain other reporting, affirmative and negative covenants and meet certain financial tests. If we fail to satisfy these tests or comply with these covenants, a default may occur, in which case the lenders could accelerate the debt as well as any other debt to which cross-acceleration or cross-default provisions apply. Our Syndicated Credit Facility matures in August 2023. We cannot assure you that we will be able to renegotiate, refinance or otherwise obtain the necessary funds to satisfy these obligations. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021, and LIBOR may be discontinued or modified by 2021. The Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. A transition away from the widespread use of LIBOR to SOFR or another benchmark rate may occur over the course of the next few years. We have exposure to LIBOR-based financial instruments, namely our floating rate Syndicated Credit Facility. This facility allows for the use of an alternative benchmark rate if LIBOR is no longer available. At this time, we cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of alternative benchmark rates.

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

We are also making significant investments and modifications to our manufacturing facilities, particularly in LaGrange, Georgia. At times this process can be disruptive, and there is no guarantee that these efforts will yield the financial returns and improvements in the business that we hope to achieve from them. In addition, while these changes are intended to yield stronger financial results, they could potentially adversely affect financial results due to project delays, business disruption as new facilities and equipment come online, and general disruption as we make changes and modifications to our manufacturing facilities and processes.

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

To the extent our IT systems store sensitive data, including about our employees or other individuals, security breaches may expose us to other serious liabilities and reputational harm if such data is misappropriated. In addition, as cybercriminals continue to become more sophisticated, the costs to defend and insure against cyberattacks can be expected to rise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 42,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings), all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
Bangkok, Thailand	275,946
Craigavon, N. Ireland(1)	80,986
LaGrange, Georgia	416,545
LaGrange, Georgia(1)	186,205
Union City, Georgia(1)	370,000
Valley, Alabama(1)	338,086
Minto, Australia	259,356
Scherpenzeel, the Netherlands	360,800
West Point, Georgia	250,000
Salem, New Hampshire(1)	100,000
Weinheim, Germany(1)	764,524
Taicang, China(1)	142,500

__________

(1)	Leased.

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

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 18, 2019, we had 630 holders of record of our Common Stock. We estimate that there are in excess of 10,000 beneficial holders of our Common Stock.

On February 19, 2019, our Board declared a regular quarterly cash dividend of $0.065 per share, payable March 22, 2019 to shareholders of record as of March 8, 2019. Future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in the agreement for our Syndicated Credit Facility, which specifies conditions as to when any dividend payments may be made. As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

Stock Performance

The following graph and table compare, for the five-year period ended December 30, 2018, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index, (ii) our previous self-determined peer group, and (iii) our new self-determined peer group, assuming an initial investment of $100 in each on December 29, 2013 (the last day of the fiscal year 2013). In 2018, the Company reviewed and updated the peer group it uses for compensation purposes.  In its analysis of possible new peer group companies, the Company considered various factors, including the potential peer's industry, business model, size and complexity.  The Company chose a new peer group that it believes provides a robust sample size with minimal revenue dispersion, with companies in similar industries or lines of business or subject to similar economic and business cycles, including companies with a significant international presence that are also focused on sustainability.

	12/29/13	12/28/14	1/3/16	1/1/17	12/31/17	12/30/18
Interface, Inc.	$100	$78	$90	$89	$122	$70
NASDAQ Composite Index	$100	$117	$123	$134	$174	$168
Previous Self-Determined Peer Group (14 Stocks)	$100	$111	$119	$137	$152	$103
New Self-Determined Peer Group (20 Stocks)	$100	$109	$109	$125	$128	$102

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.
(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.
(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(4)	The index level was set to $100 as of December 29, 2013 (the last day of fiscal year 2013).
(5)	The Company’s fiscal year ends on the Sunday nearest December 31.
(6)

The following companies are included in the Previous Self-Determined Peer Group depicted above: Acuity Brands, Inc.; Albany International Corp.; Apogee Enterprises, Inc.; Armstrong World Industries, Inc.; BE Aerospace, Inc.; The Dixie Group, Inc.; Herman Miller, Inc.; HNI Corporation; Kimball International, Inc.; Knoll, Inc.; Mohawk Industries, Inc.; Steelcase, Inc.; Unifi, Inc.; and USG Corp.

(7)

The following companies are included in the New Self-Determined Peer Group depicted above: Acuity Brands, Inc.; Albany International Corp.; Apogee Enterprises, Inc.; Armstrong Flooring, Inc.; Armstrong World Industries, Inc.; Caesarstone Ltd.; FLIR Systems, Inc.; Gentherm Incorporated; H. B. Fuller Company; Harsco Corporation; Herman Miller, Inc.; HNI Corporation; Kimball International, Inc.; Knoll, Inc.; Masonite International Corporation; Materion Corporation; P. H. Glatfelter Company; Steelcase Inc.; Unifi, Inc.; and Welbilt, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended December 30, 2018:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

October 1 - 31, 2018 (3)	2,559	$23.50	0	$25,109,272
November 1 – 30, 2018 (3)	8,022	16.29	0	25,109,272
December 1 – 30, 2018	0	0.00	0	25,109,272
Total	10,581	$18.03	0	$25,109,272

(1) The monthly periods identified above correspond to the Company’s fiscal fourth quarter of 2018, which commenced October 1, 2018 and ended December 30, 2018.

(2) In April 2017, the Company announced a new share purchase program authorizing the repurchase of up to $100 million of common stock. This program has no specific expiration date.

(3) Includes shares acquired by the Company from an employee to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

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

	2018		2017	2016	2015	2014

Net sales	$1,179,573		$996,443	$958,617	$1,001,863	$1,003,903
Cost of sales	755,216		610,422	589,973	618,974	663,876
Operating income(1)	76,379		111,571	87,153	113,593	70,295
Net income(2)	50,253		53,246	54,162	72,418	24,808
Income from continuing operations per common share attributable to Interface, Inc.
Basic	$0.84		$0.86	$0.83	$1.10	$0.37
Diluted	$0.84		$0.86	$0.83	$1.10	$0.37
Average Shares Outstanding
Basic	59,544		61,996	65,098	66,027	66,389
Diluted	59,566		62,040	65,136	66,075	66,448
Cash dividends per common share	$0.26		$0.25	$0.22	$0.18	$0.14
Property additions	54,857		30,474	28,071	27,188	38,922
Depreciation and amortization	53,580	(3)	37,508	36,505	44,751	34,675
Working capital	$335,292		$254,221	$311,799	$245,391	$240,881
Total assets	1,284,644		800,600	835,439	756,549	774,914
Total long-term debt	618,581		229,928	270,347	213,531	263,338
Shareholders’ equity	354,663		330,091	340,729	342,366	306,639
Current ratio(4)	2.5		2.4	3.0	2.6	2.7

__________

(1)

The following charges and items are included in our operating income.  In 2018, we recorded restructuring and asset impairment charges of $20.5 million, $32.1 million of purchase price accounting amortization in connection with the nora acquisition, and nora transaction costs of $5.3 million. In 2017, we recorded restructuring and asset impairment charges of $7.3 million. In 2016, we recorded restructuring and asset impairment charges of $19.8 million. In 2014, we recorded restructuring and asset impairment charges of $12.4 million.

(2)

Included in 2018 net income are tax benefits of $6.7 million due to the finalization of our analysis of the U.S. Tax Cuts and Jobs Act. Included in 2017 net income are provisional tax charges of $15.2 million due to the U.S. Tax Cuts and Jobs Act.  Please see Item 8, Note 15 “Taxes on Income” for further discussion of these charges. Also included in 2018 net income is $4.2 million in other expense for nora transaction costs. Included in 2014 net income is $9.2 million of pre-tax expenses related to the premium paid to redeem senior note debt as well as $2.8 million related to the unamortized debt cost that related to these notes at redemption.

(3)	Includes stock compensation amortization of $14.5 million and excludes purchase price accounting amortization of $32.1 million.
(4)	Current ratio is the ratio of current assets to current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our revenues are derived from sales of floorcovering products, primarily modular carpet, luxury vinyl tile (“LVT”) and starting in August 2018, rubber flooring products. Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors industry, including the market for floorcovering products, is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our business.

Most of our sales are to customers in the corporate office market segment, but we also focus our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. Our mix of corporate office versus non-corporate office modular carpet and LVT sales in the Americas was 45% and 55%, respectively, for 2018. Company-wide, our mix of corporate office versus non-corporate office modular carpet and LVT sales was 60% and 40%, respectively, in 2018.

On August 7, 2018, the Company completed the acquisition of nora for a purchase price of €385.1 million, or $447.2 million at the exchange rate as of the transaction date, including acquired cash of €40.0 million ($46.5 million) for a net purchase price of €345.1 million ($400.7 million). Nora is an industry leader in the rubber flooring market, and this acquisition is expected to advance the Company’s growth strategy in expanding market segments, particularly in the healthcare, life sciences and education market segments. Similar to Interface, nora operates on an international footprint and the Company expects the acquisition will also allow for geographic sales synergies as well.

During 2018, we had net sales of $1,179.6 million, up 18.4% compared to $996.4 million in 2017. Operating income for 2018 was $76.4 million as compared to $111.6 million in 2017. Net income for 2018 was $50.3 million, or $0.84 per share, compared with $53.2 million, or $0.86 per share, in 2017. The 2018 period includes the results of the acquired nora business from August 7 through the end of the year, including nora net sales of $112.6 million during that stub period. These results included amortization related to the fair value of inventory acquired of $26.7 million, and amortization of acquired intangible assets of $5.4 million. 2018 also includes $9.5 million related to nora transaction expenses. Also included in our results for 2018 were $20.5 million of restructuring and asset impairment charges as well as $6.7 million of tax benefits related to the finalization of our analysis of the U.S. Tax Cuts and Jobs Act enacted in 2017. Please see Item 8, Note 15 “Taxes on Income” for further discussion of these tax benefits.

During 2017, we had net sales of $996.4 million, up 3.9% compared to $958.6 million in 2016. Operating income for 2017 was $109.8 million as compared to $84.9 million in 2016. Net income for 2017 was $53.2 million, or $0.86 per share, compared with $54.2 million, or $0.83 per share, in 2016. Included in our results for 2017 were $7.3 million of restructuring and asset impairment charges as well as $15.2 million of tax charges related to the U.S. Tax Cuts and Jobs Act enacted in 2017. Please see Item 8, Note 15 “Taxes on Income” for further discussion of these tax charges.

Restructuring Plans

     On December 29, 2018, the Company committed to a new restructuring plan in its continuing efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involves (i) a restructuring of its sales and administrative operations in the United Kingdom, (ii) a reduction of approximately 200 employees, primarily in the Europe and Asia-Pacific geographic regions, and (iii) the write-down of certain underutilized and impaired assets that include information technology assets and obsolete manufacturing equipment.

     As a result of this plan, the Company recorded a pre-tax restructuring and asset impairment charge in the fourth quarter of 2018 of approximately $20.5 million. The charge is comprised of severance expenses (approximately $10.8 million), impairment of assets (approximately $8.6 million) and other items (approximately $1.1 million). The charge is expected to result in future cash expenditures of $12 million, primarily for severance payments (approximately $10.8 million). The restructuring plan is expected to be substantially completed in the first half of 2019, and is expected to yield gross annual savings of approximately $12 million beginning in fiscal 2019. The Company expects to redeploy in 2019 essentially all of the anticipated savings toward the funding of sales and strategic growth initiatives, yielding negligible net savings on the Company’s income statement.

In the fourth quarter of 2016, we committed to a separate restructuring plan. The plan involved (i) a substantial restructuring of the FLOR business model that included closure of its headquarters office and most retail FLOR stores, (ii) a reduction of approximately 70 FLOR employees and a number of employees in the commercial carpet tile business, primarily in the Americas and Europe regions, and (iii) the write-down of certain underutilized and impaired assets that included information technology assets, intellectual property assets, and obsolete manufacturing, office and retail store equipment.

As a result of the 2016 restructuring plan, we incurred a pre-tax restructuring and asset impairment charge in the fourth quarter of 2016 of $19.8 million. In connection with this plan, in the first quarter of 2017, the Company recorded an additional charge of $7.3 million, primarily related to exit costs associated with the closure of most FLOR retail stores in the first quarter of 2017. The charge in the fourth quarter of 2016 was comprised of $10.1 million of severance charges, $8.0 million of asset impairment charges and lease exit costs of $1.7 million. The charge in the first quarter of 2017 was comprised of lease exit costs of $3.4 million, asset impairment charges of $3.3 million and severance charges of $0.6 million. This 2016 restructuring plan was substantially completed in 2017.

Analysis of Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Our net sales that were denominated in currencies other than the U.S. dollar were approximately 49% in 2018, 46% in 2017, and 48% in 2016. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. In 2018, the strengthening of the Euro and British pound against the U.S. dollar had a positive impact on our net sales and operating income. In 2017, the strengthening of the Euro, Australian dollar and Canadian dollar had a small positive impact on our net sales and operating income. During 2016, our sales and operating income were negatively impacted by the strengthening of the U.S. dollar and Euro against the British pound sterling, with smaller impacts due to weakening of the Australian dollar and Canadian dollar against the U.S. dollar. The following table presents the amounts (in U.S. dollars) by which the exchange rates for converting Euros, British pounds, Australian dollars and Canadian dollars into U.S. dollars have affected our net sales and operating income during the past three years:

	2018	2017	2016
	(in millions)

Impact of changes in foreign currency on net sales	$8.4	$5.5	$(10.9)

Impact of changes in foreign currency on operating income	1.2	1.0	(1.0)

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations during the past three years:

	Fiscal Year
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.0	61.3	61.5
Gross profit on sales	36.0	38.7	38.5
Selling, general and administrative expenses	27.8	26.8	27.3
Restructuring and asset impairment charges	1.7	0.7	2.1
Operating income	6.5	11.2	9.1
Interest/Other expense	1.8	1.1	0.8
Income before income tax expense	4.7	10.1	8.3
Income tax expense	0.4	4.7	2.6
Net income	4.3	5.3	5.7

Net Sales

Below we provide information regarding our net sales and analyze those results for each of the last three fiscal years. Fiscal years 2018, 2017, and 2016 were 52-week periods.

	Fiscal Year			Percentage Change
	2018	2017	2016	2018 compared	2017 compared
	(in thousands)			with 2017	with 2016

Net Sales	$1,179,573	996,443	$958,617	18.4%	3.9%

Net sales for 2018 compared with 2017

For 2018, our net sales increased $183.1 million (18.4%) as compared to 2017. As discussed above, the 2018 period included revenue of $112.6 million from the nora acquisition that was not present in 2017. This nora revenue was broken down by region as follows: the Americas $47.6 million, Europe $51.2 million, and Asia-Pacific $13.7 million. Fluctuations in currency exchange rates had a positive impact on our year-over-year sales comparison of approximately $8.4 million, meaning that if currency levels had remained constant year over year our 2018 sales would have been lower by this amount. On a geographic basis, including the impact of nora, we experienced sales growth across all our regions. Sales in the Americas were up 16.0%, sales in Europe were up 29.7% as reported in U.S. dollars, and sales in Asia-Pacific were up 9.7%.

The sales increase of 16.0% in the Americas in 2018 was due primarily to the impact of the nora acquisition, growth from our luxury vinyl tile (“LVT”) products, which were introduced in early 2017, but offset by a slight decrease of 2% in our weighted average selling price per square yard for our modular carpet and a decrease of 5% in our weighted average selling price per square feet for LVT compared to 2017. The legacy Interface Americas carpet and LVT business grew approximately 8% for the year.  This increase in the legacy business was due to an increase in the corporate office market segment (up 9%) as well as increases in the retail (up 18%) and hospitality (up 7%) market segments.  The increase in retail was due to the performance of our Interface SERVICES™ business, which has a larger percentage of its sales in the retail segment.  These legacy sales increases were partially offset by a decline in the government (down 10%) market segment. The acquired nora business generated approximately 42% of its revenue in the Americas region, which was primarily in the healthcare, education, and transportation market segments.

  In Europe, sales in the region were up in both U.S. dollars (29.7%) and local currency (25.0%). This sales increase was due primarily to the impact of the nora acquisition, growth in our LVT products and the strengthening of the Euro and British pound against the U.S. dollar. In Europe, our weighted average selling price per square yard for modular carpet tile increased 3% and our weighted average selling price per square feet for LVT decreased 6% in 2018 compared with 2017. The legacy Interface European carpet and LVT business grew 9% on a U.S. dollar basis, and 5% in local currency.  Our legacy business in the United Kingdom, which has historically been our third largest market, experienced a sales decrease in local currency of 7% for the year, but a decline of 4% when translated into U.S. dollars. The sales growth in the legacy Interface European business was most pronounced in the corporate office (up 9%), retail (up 11%), healthcare (up 15%), and hospitality (up 34%) market segments. The acquired nora business generated approximately 46% of its revenue in the Europe region, which was primarily in the healthcare, education, and transportation market segments.

In Asia-Pacific, sales increased 9.7% primarily due to the impact of the nora acquisition and growth in our LVT products. This sales increase was partially offset by the weakening of the Australian dollar and lower sales in Australia.  Our weighted average selling price per square yard for modular carpet and our weighted average selling price per square feet for LVT decreased 5% in 2018 compared to 2017. The legacy Interface Asia-Pacific carpet and LVT business grew 1% on a U.S. dollar basis and 2% in local currency.  Within the region on a legacy Interface basis, Asia sales increased 8% while Australia sales decreased 5% as translated into U.S. dollars. The sales growth in the legacy Asia-Pacific business was primarily in the hospitality (up 5%) and healthcare (up 6%) market segments, partially offset by decreases in government (down 32%) and retail (down 3%) market segments. The acquired nora business generated approximately 12% of its revenue in the Asia-Pacific region, which was primarily in the healthcare and education market segments.

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

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses during the past three years:

Cost and Expenses	Fiscal Year			Percentage Change
	2018	2017	2016	2018 compared with 2017	2017 compared with 2016
	(in thousands)
Cost of Sales	$755,216	$610,422	$589,973	23.7%	3.5%
Selling, General and Administrative Expenses	327,449	267,151	261,703	22.6%	2.1%
Total	$1,082,665	$877,573	$851,676	23.4%	3.0%

For 2018, our costs of sales increased $144.8 million (23.7%) compared with 2017. Included in the 2018 period are cost of sales of $96.6 million for the acquired business nora, which includes amortization related to acquired inventory and intangible assets of $32.1 million. Fluctuations in currency exchange rates did not have a significant impact (less than 1%) on the year-over-year comparison. In absolute dollars, the increase in costs of sales was a result of higher sales for 2018 as compared to 2017. As a percentage of sales, our costs of sales increased to 64.0% in 2018 versus 61.3% in 2017. This increase was a result of (1) higher costs of sales related to the acquired nora business, including purchase accounting amortization of $32.1 million for acquired inventory and intangible assets, (2) delayed productivity initiatives due to increased sales and production volumes, as well as (3) a change in the sales mix weighted more heavily toward the InterfaceServices business. These service sales typically generate a lower gross margin compared to the rest of our operations.

For 2017, our costs of sales increased $20.4 million (3.5%) compared with 2016. Fluctuations in currency exchange rates did not have a significant impact (less than 1%) on the comparison. In absolute dollars, the increase in costs of sales was a result of the higher sales for 2017 as compared to 2016. As noted above, sales increased 3.9% in 2017. As a percentage of sales, our costs of sales improved to 61.3% in 2017 versus 61.5% in 2016. This improvement was a result of (1) productivity initiatives, including our investment in our manufacturing facilities in LaGrange, Georgia, (2) lower cost of sales as a percentage of sales due to the introduction of our LVT product offerings, which commanded margins in 2017 that were accretive to our modular carpet products, and (3) non-recurring charges in 2016 related to the transition to a centralized warehouse and distribution center in our Americas business. These benefits were partially offset by (1) higher raw materials costs due to input cost inflation, particularly in our European business, and (2) negative gross margin impacts due to the exit of our FLOR specialty retail business. Our FLOR business delivers higher gross margins than our commercial business, and with the closure of the specialty retail stores the decline in sales had a negative impact on our cost of sales as a percentage of sales.

For 2018, our SG&A expenses increased $60.3 million (22.6%) versus 2017. SG&A expenses for the acquired nora business were $34.9 million from August 7 through the end of the 2018 year. Currency fluctuations had only a slight (less than 1%) unfavorable impact on SG&A expenses. The increase in SG&A expenses during the year was due to (1) transaction costs in connection with the nora acquisition of $5.3 million, (2) higher performance-based stock compensation of approximately $7.0 million as performance targets were met to a higher degree in 2018 as compared to 2017, (3) higher selling expenses of $24.0 million related to the acquired nora business, (4) higher selling expense of $7.5 million due to higher sales volumes in the legacy Interface business, and (5) higher administrative expenses of $15.8 million primarily due to the acquired nora business as noted above. As a percentage of sales, SG&A expenses increased to 27.8% in 2018 versus 26.8% in 2017.

For 2017, our SG&A expenses increased $5.4 million (2.1%) versus 2016. Currency fluctuations had only a slight (less than 1%) unfavorable impact on SG&A expenses. The increase in SG&A expenses during the year was due to (1) higher incentive-based compensation (approximately $6 million) and performance-based stock compensation (approximately $1.5 million) as performance targets were met to a higher degree in 2017 as compared to 2016, and (2) higher administrative expenses of $5 million as we centralize certain support functions. These increases were partially offset by (1) lower marketing expenses of $3.9 million, a result of our restructuring efforts as well as global consolidation of costs for marketing expenditures leading to lower levels of total spend, and (2) lower selling costs of $4.2 million due primarily to exiting our FLOR specialty retail business in 2017. Despite the higher SG&A expense in absolute dollars, due to the increase in sales noted above, SG&A expenses declined as a percentage of sales in 2017 to 26.8% versus 27.3% in 2016.

Interest Expense

For 2018, our interest expense increased $8.3 million to $15.4 million, versus $7.1 million in 2017. This increase was a result of (1) additional debt incurred to complete the nora acquisition and (2) higher average interest rates on our borrowings (our average borrowing rate for 2018 was 3.5% as compared to 2.9% for 2017). Our interest rate swap entered into in 2017 did not have any significant impact on interest expense for 2018.

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

Tax

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Among the significant changes resulting from the law, the Tax Act reduced the U.S. federal income tax rate from 35% to 21% effective January 1, 2018 and created a modified territorial tax system with a one-time mandatory “transition toll tax” on previously unrepatriated foreign earnings.

As of December 31, 2017, the Company recorded a provisional tax expense of $3.5 million related to the remeasurement of its net deferred tax asset and a provisional tax expense of $11.7 million related to the one-time transition toll tax. As of December 30, 2018, the Company completed the accounting of remeasuring its net deferred tax asset which resulted in a $1.7 million decrease to the previously recorded provisional amount and completed its assessment of the one-time transition toll tax which resulted in a $5.0 million decrease to the previously recorded provisional amount. See “Note 15 – Taxes on Income” to the consolidated financial statements for further information on the financial statement impact of the Tax Act.

Our effective tax rate in 2018 was 8.6%, compared with an effective tax rate of 47.0% in 2017. The decrease in our effective tax rate in 2018 compared to 2017 was primarily due to a $6.7 million tax benefit related to the impacts of the Tax Act as discussed above, the reduction in the U.S. federal income tax rate from 35% to 21%, and an increase in U.S. federal and foreign tax credits.

Our effective tax rate in 2017 was 47.0%, compared with an effective tax rate of 31.6% in 2016. The increase in our effective tax rate in 2017 compared to 2016 was primarily due to the $15.2 million provisional tax charge for the impacts of the Tax Act as discussed above and an increase in U.S. earnings resulting in more U.S. state tax expense. For additional information on taxes and a reconciliation of effective tax rates to statutory tax rates, see the Note 15 entitled “Taxes on Income” in Item 8 of this Report.

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

On August 7, 2018, our Syndicated Credit Facility was amended and restated in connection with our acquisition of nora. Please see Note 9 and Note 18 in Item 8 for additional information.

At December 30, 2018, we had $81.0 million in cash. Approximately $11.6 million of this cash was located in the U.S., and the remaining $69.4 million was located outside of the U.S. The cash located outside of the U.S. is indefinitely reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs, particularly for working capital needs and capital expenditure requirements in Europe, Asia, Canada, and Australia, support our assertion that a portion of our cash in foreign locations will be reinvested and remittance will be postponed indefinitely.  Of the $69.4 million of cash in foreign jurisdictions, approximately $7.5 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for foreign withholding and U.S. state income taxes on these amounts in accordance with applicable accounting standards.

As of December 30, 2018, we had $626.7 million of borrowings and $3.6 million in letters of credit outstanding under our amended and restated Syndicated Credit Facility. Of those borrowings outstanding, $616.1 million were term loan borrowings and $10.6 million were revolving loan borrowings. As of December 30, 2018, we could have incurred $285.9 million of additional revolving loan borrowings under our amended and restated Syndicated Credit Facility. In addition, we could have incurred the equivalent of $9.5 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

We have approximately $105.4 million in contractual cash obligations due by the end of fiscal year 2019, which includes, among other things, pension cash contributions, interest payments on our debt and lease commitments. Based on current interest rates and debt levels, we expect our aggregate interest expense for 2019 to be between $24 million and $26 million. We estimate aggregate capital expenditures in 2019 to be between $65 million and $75 million, although we are not committed to these amounts.

It is important for you to consider that we have a significant amount of indebtedness. Our amended and restated Syndicated Credit Facility matures in August of 2023. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms, or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

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

Syndicated Credit Facility

On August 7, 2018, we amended and restated our Syndicated Credit Facility (the “Facility”) in connection with the nora Holding GmbH (“nora”) acquisition. The purpose of the amended and restated Facility was to fund the nora purchase price and related fees and expenses of the acquisition, and to increase the credit available to us and our subsidiaries following the closing of the nora acquisition in view of the larger enterprise. At December 30, 2018, the amended and restated Facility provided to us and certain of our subsidiaries a multicurrency revolving loan facility up to $300 million, as well as other U.S. denominated and multicurrency term loans.

In connection with the amended and restated Facility as discussed above, we recorded $8.8 million of debt issuance costs associated with the new term loans that are reflected as a reduction of long-term debt in accordance with applicable accounting standards.  As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed.

Interest Rates and Fees

Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 1.25%, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter.  Interest on LIBOR-based loans and fees for letters of credit are charged at varying rates computed by applying a margin over the applicable LIBOR rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on multi-currency-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 2.25% over the applicable Eurocurrency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter.  In addition, the Company pays a commitment fee ranging from 0.20% to 0.35% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

Covenants

The Facility contains standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants limit our ability to:

●	create or incur liens on assets;
●	make acquisitions of or investments in businesses (in excess of certain specified amounts);
●	engage in any material line of business substantially different from the Company’s current lines of business;
●	incur indebtedness or contingent obligations;
●	sell or dispose of assets (in excess of certain specified amounts);
●	pay dividends or repurchase our stock (in excess of certain specified amounts);
●	repay other indebtedness prior to maturity unless we meet certain conditions; and
●	enter into sale and leaseback transactions.

The Facility also requires us to remain in compliance with the following financial covenants as of the end of each fiscal quarter, based on our consolidated results for the year then ended:

●	Consolidated Net Leverage Ratio: Must be no greater than 4.50:1.00, subject to certain step-downs as described in the Facility agreement.
●	Consolidated Interest Coverage Ratio: Must be no less than 2.25:1.00.

Events of Default

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

Collateral

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

As of December 30, 2018, we had outstanding $616.1 million of term loan borrowing and $10.6 million of revolving loan borrowings under the Facility, and had $3.6 million in letters of credit outstanding under the Facility. As of December 30, 2018, the weighted average interest rate on borrowings outstanding under the Facility was 3.50%.

Under the amended and restated Facility, we are required to make quarterly amortization payments of the Term Loan A borrowings, which commenced in the fourth quarter of 2018. The amortization payments are due on the last day of the calendar quarter.

We are currently in compliance with all covenants under the Facility and anticipate that we will remain in compliance with the covenants for the foreseeable future.

In the third quarter of 2017, we entered into an interest rate swap transaction that fixed the variable interest rate with respect to $100 million of the term loan borrowings under the Syndicated Credit Facility. For additional information, please see Item 7A and Note 9 entitled “Borrowings” in Item 8 of this Report.

Analysis of Cash Flows

We ended 2018 with $81.0 million in cash, a decrease of $6.0 million during the year. During 2018, we borrowed $463 million of new term loan debt to finance the acquisition of nora. The cash purchase price for nora, net of cash acquired, was $400.7 million. Other than the nora purchase transaction, the most significant uses of cash in 2018 were (1) repayments on our Syndicated Credit Facility of $64.5 million, (2) capital expenditures of $54.9 million, (3) dividend payments of $15.5 million and (4) $14.5 million of cash use to repurchase our common stock. These uses were offset by cash flow generated by operations of $91.8 million. Our cash flow from operations was primarily generated by net income of $50.3 million. This net income was offset by working capital uses, primarily $18.7 million for an increase in inventory and $15.5 million due to increases in prepaid and other current assets. The Company generated cash of $9.9 million during 2018 due to an increase in accounts payable and accrued expenses. In addition to working capital generation of cash, the Company also borrowed $17 million under its Syndicated Credit Facility during 2018.

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

We exited 2016 with $165.7 million in cash, an increase of $90.0 million during the year. The most significant increase in cash was $87.4 million of borrowings under our Syndicated Credit Facility. Outside of these borrowings, our cash flow from operating activities of $98.1 million was the most significant factor in our cash generation. The significant components of this cash flow from operations were (1) net income of $54.2 million, (2) a $12.2 million increase in accounts payable and accruals, and (3) a $2.7 million decrease in inventory. These increases were partially offset by a $7.7 million increase in prepaid expenses and other assets. Other primary uses of cash during 2016 were (1) capital expenditures of $28.1 million, (2) $18.5 million used to repurchase and retire 1.2 million shares of our outstanding common stock pursuant to our established share repurchase plan, (3) $17.6 million of repayments under our Syndicated Credit Facility, (4) $14.3 million for the payment of dividends, and (5) $12.5 million for repayment of term loan borrowings under our Syndicated Credit Facility as required by the applicable amortization schedule.

We believe that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future.

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations and the periods in which payments are due. The amounts and time periods are measured from December 30, 2018.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$618,581	$31,315	$62,630	$524,636	$0
Operating Lease Obligations(1)	93,747	26,113	38,519	13,878	15,237
Expected Interest Payments(2)	113,531	26,907	49,178	37,446	0
Unconditional Purchase Obligations(3)	6,725	5,144	1,545	36	0
Pension Cash Obligations(4)	130,325	15,952	24,300	25,051	65,022
Total Contractual Cash Obligations(5)	$962,909	$105,431	$176,172	$601,047	$80,259

______________________

(1)	Our capital lease obligations are insignificant.

(2)

Expected interest payments to be made in future periods reflect anticipated interest payments related to the $616.1 million of Term Loan A borrowings outstanding and the $10.6 million of revolving loan borrowings outstanding under our Syndicated Credit Facility as of December 30, 2018. We have also assumed in the presentation above that these borrowings will remain outstanding until maturity with the exception of the required amortization payments for our Term Loan A borrowings.

(3)

Unconditional purchase obligations do not include unconditional purchase obligations that are included as liabilities in our Consolidated Balance Sheet. Our capital expenditure commitments are not significant.

(4)

We have three foreign defined benefit plans and a domestic salary continuation plan. We have presented above the estimated cash obligations that will be paid under these plans over the next ten years. Such amounts are based on several estimates and assumptions and could differ materially should the underlying estimates and assumptions change. Our domestic salary continuation plan and the nora plan are unfunded plans, and we do not currently have any commitments to make contributions to these plans. However, we do use insurance instruments to hedge our exposure under the salary continuation plan. Contributions to our other employee benefit plans are at our discretion.

(5)

The above table does not reflect unrecognized tax benefits of $28.1 million, the timing of which payments are uncertain. See Note 15 entitled “Taxes on Income” in Item 8 of this Report for further information.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 30, 2018 and December 31, 2017, we had state net operating loss carryforwards of $96.1 million and $108.6 million, respectively. Certain of these state net operating loss carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2018 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

Goodwill. Pursuant to applicable accounting standards, we test goodwill for impairment at least annually using a two-step approach. In the first step of this approach, we prepare valuations of reporting units, using both a market comparable approach and an income approach, and those valuations are compared with the respective book values of the reporting units to determine whether any goodwill impairment exists. In preparing the valuations, past, present and expected future performance is considered. If impairment is indicated in this first step of the test, a step two valuation approach is performed. The step two valuation approach compares the implied fair value of goodwill to the book value of goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, including both recognized and unrecognized intangible assets, in the same manner as goodwill is determined in a business combination under applicable accounting standards. After completion of this step two test, a loss is recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill. If the actual fair value of the goodwill is determined to be less than that estimated, an additional write-down may be required.

During the fourth quarters of 2018, 2017 and 2016, we performed the annual goodwill impairment test. We perform this test at the reporting unit level. For our reporting units which carried a goodwill balance as of December 30, 2018, no impairment of goodwill was indicated. As of December 30, 2018, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed.

Inventories. We determine the value of inventories using the lower of cost or net realizable value. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on December 30, 2018 and December 31, 2017, was $28.1 million and $20.4 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2018 net income would be higher or lower by approximately $1.9 million, on an after-tax basis.

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

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(43.7)
1% decrease in actuarial assumption for discount rate	$47.3

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(2.8)
1% decrease in actuarial assumption for discount rate	$3.4

Environmental Remediation. We provide for environmental remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. We regularly monitor the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of December 30, 2018, no significant amounts were provided for remediation liabilities.

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 30, 2018 and December 31, 2017, was $3.5 million and $3.5 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2018 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. Similar limited warranties are provided on certain attributes of our rubber and LVT products, typically for a period of 5 to 15 years. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty and sales allowance reserve on December 30, 2018 and December 31, 2017, was $3.5 million and $4.1 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2018 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

nora Acquisition. We are required to estimate the fair value of the assets acquired and liabilities assumed in business combinations as of the acquisition date, including identified intangible assets. The amount of purchase price paid in excess of the net assets acquired is recorded as goodwill. The fair values are estimated in accordance with accounting standards which define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair values of the net assets acquired are determined primarily using Level 3 inputs (inputs that are unobservable to the marketplace participant).

The most significant of the fair value estimates is related to intangible assets not subject to amortization and intangible assets subject to amortization. We have $103.3 million of acquired intangible assets in connection with the nora acquisition. This amount of intangible assets was determined based primarily on nora’s projected cash flows. The projected cash flows include various assumptions, including the timing of projects embedded in backlog, success in securing future business, profitability of the business, and the appropriate risk-adjusted discount rate used to discount the projected cash flows. The preliminary residual value assigned to goodwill was $184.7 million.

We completed our preliminary valuation of the assets acquired and liabilities assumed at the acquisition date, and our estimate of these values remained preliminary on December 30, 2018. Therefore, these provisional amounts are subject to change as we continue to evaluate information required to complete the valuations throughout the measurement period, which will extend into the third quarter of 2019.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management monitors interest rates and has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters, subject to approval by our Board of Directors. In 2017, the Company entered into an interest rate swap transaction with regard to a portion of its term loan debt. The Company’s interest rate swap is designated and qualifies as a cash flow hedge of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swap as a component of other comprehensive income (or other comprehensive loss). Gains or losses (if any) on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of other expense (or other income) in the Consolidated Statement of Operations. There were no such gains or losses in 2018. The aggregate notional amount of the swap as of December 30, 2018 was $100 million.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Northern Ireland, the Netherlands, Germany, China, Thailand and Australia, and sell our products in more than 100 countries. As a result, our financial results have been, and could be, significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the Euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht and Japanese yen. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.

At December 30, 2018, we recognized a $22.5 million decrease in our foreign currency translation adjustment account compared with December 31, 2017, because of the strengthening of the U.S. dollar against certain foreign currencies during 2018, particularly the Euro and the Australian dollar.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 30, 2018. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Our weighted average interest rate for our outstanding borrowings in 2018 and 2017 was 3.50% and 3.0%, respectively.

As discussed above, our Syndicated Credit Facility is comprised of a combination of term loan and revolving loan borrowings. The following table summarizes our market risks associated with our debt obligations as of December 30, 2018. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rate on our Syndicated Credit Facility borrowings as of December 30, 2018.

	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate	$31,315	$31,315	$31,315	$31,315	$493,321	$618,581	$618,581
Variable Interest Rate	3.5%	3.5%	3.5%	3.5%	3.5%

An increase in our effective interest rate of 1% would increase annual interest expense by approximately $6.2 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should continue to manage such exposures through our current and any future interest rate swap transactions.

As of December 30, 2018, a 10% decrease or increase in the fair market value of the Company’s cash flow interest rate swap would lead to a decrease or increase in the recorded asset value of $0.2 million.

Foreign Currency Exchange Rate Risk

As of December 30, 2018, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $12.9 million or an increase in the fair value of our financial instruments of $15.8 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR
	2018	2017	2016
	(in thousands, except per share data)
Net sales	$1,179,573	$996,443	$958,617
Cost of sales	755,216	610,422	589,973
Gross profit on sales	424,357	386,021	368,644

Selling, general and administrative expenses	327,449	267,151	261,703
Restructuring and asset impairment charges	20,529	7,299	19,788

Operating income	76,379	111,571	87,153

Interest expense	15,436	7,128	6,130
Other expense	5,952	3,904	1,887

Income before income tax expense	54,991	100,539	79,136
Income tax expense	4,738	47,293	24,974

Net income	$50,253	$53,246	$54,162

Net income per share – basic	$0.84	$0.86	$0.83

Net income per share – diluted	$0.84	$0.86	$0.83

Basic weighted average common shares outstanding	59,544	61,996	65,098
Diluted weighted average common shares outstanding	59,566	62,040	65,136

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEAR
	2018	2017	2016
	(in thousands)
Net income	$50,253	$53,246	$54,162
Other comprehensive income (loss), after tax
Foreign currency translation adjustment	(22,544)	31,579	(19,011)
Cash flow hedge change in net unrealized gains (losses)	422	904	0
Pension liability adjustment	12,944	(1,692)	(11,572)

Comprehensive income	$41,075	$84,037	$23,579

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	END OF FISCAL YEAR
	2018	2017
	(in thousands)
ASSETS
Current
Cash and cash equivalents	$80,989	$87,037
Accounts receivable, net	179,004	142,808
Inventories, net	258,657	177,935
Prepaid expenses and other current assets	40,229	23,087
Total current assets	558,879	430,867
Property and equipment, net	292,888	212,645
Deferred tax asset	15,601	18,003
Goodwill and intangibles, net	343,542	68,754
Other assets	73,734	70,331

Total assets	$1,284,644	$800,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,301	$50,672
Accrued expenses	125,971	110,974
Current portion of long-term debt	31,315	15,000
Total current liabilities	223,587	176,646
Long term debt	587,266	214,928
Deferred income taxes	26,488	6,935
Other	92,640	72,000

Total liabilities	929,981	470,509

Commitments and contingencies

Shareholders’ equity
Preferred stock	0	0
Common stock	5,951	5,981
Additional paid-in capital	270,269	271,271
Retained earnings	222,214	187,432
Accumulated other comprehensive loss – foreign currency translation	(101,487)	(78,943)
Accumulated other comprehensive income – cash flow hedge	1,326	904
Accumulated other comprehensive loss – pension liability	(43,610)	(56,554)

Total shareholders’ equity	354,663	330,091

Total liabilities and shareholders’ equity	$1,284,644	$800,600

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR
	2018	2017	2016
OPERATING ACTIVITIES:		(in thousands)
Net income	$50,253	$53,246	$54,162
Adjustments to reconcile income to cash provided by operating activities
Depreciation and amortization	39,084	30,261	30,632
Stock compensation amortization expense	14,496	7,247	5,873
Loss on disposal of impaired assets	8,569	0	0
Enactment of U.S. Tax Cuts and Jobs Act expenses (benefit)	(6,739)	15,174	0
Bad debt expense	222	219	145
Deferred income taxes and other	(11,709)	8,154	468
Amortization of acquired intangible assets	5,387	0	0
Amortization of acquired inventory step-up	26,666	0	0
Working capital changes:
Accounts receivable	(10,113)	(10,313)	(372)
Inventories	(18,784)	(13,629)	2,686
Prepaid expenses and other current assets	(15,501)	1,019	(7,720)
Accounts payable and accrued expenses	9,936	11,975	12,184
Cash provided by operating activities	91,767	103,353	98,058

INVESTING ACTIVITIES:
Capital expenditures	(54,857)	(30,474)	(28,071)
Cash paid for business, net of cash acquired	(400,697)	0	0
Other	(131)	(614)	1,642
Cash used in investing activities	(455,685)	(31,088)	(26,429)

FINANCING ACTIVITIES:
Revolving loan borrowing	17,000	25,000	87,400
Revolving loan repayments	(64,504)	(57,014)	(17,575)
Term loan borrowing	462,847	0	0
Term loan repayments	(14,162)	(15,000)	(12,500)
Repurchase of common stock	(14,485)	(91,576)	(18,496)
Dividends paid	(15,471)	(15,487)	(14,285)
Tax Withholding Payments for Share-Based Compensation	(1,187)	(1,479)	(4,895)
Debt issuance costs	(8,806)	(1,427)	0
Proceeds from issuance of common stock	294	0	0
Cash provided by (used in) financing activities	361,526	(156,983)	19,649

Net cash provided by (used in) operating, investing and financing activities	(2,392)	(84,718)	91,278
Effect of exchange rate changes on cash	(3,656)	6,083	(1,302)

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	(6,048)	(78,635)	89,976
Balance, beginning of year	87,037	165,672	75,696

Balance, end of year	$80,989	$87,037	$165,672

See accompanying notes to consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a recognized leader in the worldwide commercial interiors market, offering modular carpet, luxury vinyl tile (“LVT”) and rubber flooring products. The Company manufactures modular carpet focusing on the high quality, designer-oriented sector of the market, sources LVT from a third party and focuses on the same sector of the market, and provides specialized carpet replacement, installation and maintenance services. Additionally, the Company offers Intersept, a proprietary antimicrobial used in a number of interior finishes. The Company also offers resilient rubber flooring since its acquisition of nora Holding GmbH on August 7, 2018.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted a new accounting standard with regard to revenue from customers.  The core principle this standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The Company elected the modified retrospective approach for adoption of this new standard, as is allowed by the standard. The Company did not have any significant impact from this standard as of the date of the adoption.

Revenue Recognized from Contracts with Customers

100% of the Company’s revenue is due to contracts with its customers. These contracts typically take the form of invoices for purchase of materials from the Company. Customer payment terms vary by region and are typically less than 60 days. The performance obligation is the delivery of these materials to customer control. Nearly 97% of the Company’s current revenue is produced from the sale of carpet, resilient flooring, rubber flooring, and related products (TacTiles installation materials, etc.) and the revenue from sales of these products is recognized upon shipment, or in certain cases upon delivery to the customer.  The transaction price for these sales is readily identifiable.

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

Performance Obligations

As noted above, the Company primarily generates revenue through the sale of flooring material to end users either upon shipment or upon arrival of the product at its destination. In these instances, there typically is no other obligation to the customers other than the delivery of flooring material with the exception of warranty. The Company does offer a warranty to its customers which guarantees certain on-floor performance characteristics and warrants against manufacturing defects. The warranty is not a service warranty, and there is no ability to separate the warranty obligation from the sale of the flooring or purchase them separately.  The Company’s incidence of warranty claims is extremely low, with less than 0.3% of revenue in claims on an annual basis for the last three fiscal years.  Given the nature of the warranty as well as the financial impact, the Company has determined that there is no need to identify this warranty as a separate performance obligation and the Company will continue to account for warranty on an accrual basis.

For the Company’s installation business, the sales of carpet and other flooring materials and installation services are separate deliverables which under the revenue recognition requirements should be characterized as separate performance obligations.  The Company historically has not separated these obligations and has accounted for these installation projects on a completed contract basis.  The nature of the installation projects is such that the vast majority – an amount in excess of 90% of these installation projects – are completed in less than 5 days.  The Company’s largest installation customers are retail and corporate customers, and these are on a project-by-project basis and are short term installations.  The Company has evaluated these projects at the end of the reporting period and recorded revenue in accordance with the accounting standards for projects which were underway as of the end of 2018.

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

Prior to the adoption of the new revenue recognition model, the Company recognized revenue when the following criteria were met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. Provisions for discounts, sales returns and allowances are estimated using historical experience, current economic trends, and the Company’s quality performance.  The related provision is recorded as a reduction of sales and cost of sales in the same period that the revenue is recognized. Material differences may result in the amount and timing of net sales for any period if management makes different estimates.

Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in cost of sales in the consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and are included in the selling, general and administrative expense caption in the consolidated statements of operations. Research and development expense was $16.4 million, $14.0 million, and $14.3 million for the years 2018, 2017 and 2016, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. The Company did not hold any significant amounts of cash equivalents and short-term investments at December 30, 2018 and December 31, 2017.

Cash payments for interest amounted to approximately $13.8 million, $6.3 million, and $5.5 million for the years 2018, 2017, and 2016, respectively. Income tax payments amounted to approximately $29.5 million, $19.1 million and $12.8 million for the years 2018, 2017 and 2016, respectively. During the years 2018, 2017 and 2016, the Company received income tax refunds of $0.8 million, $0.1 million and $0.2 million, respectively.

Inventories

Inventories are carried at the lower of cost (standards approximating the first-in, first-out method) or net realizable value. Costs included in inventories are based on invoiced costs and/or production costs, as applicable. Included in production costs are material, direct labor and allocated overhead. The Company writes down inventories for the difference between the carrying value of the inventories and their estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

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

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs on qualifying expenditures of approximately $0.7 million, $0.6 million, and $0.5 million for the fiscal years 2018, 2017 and 2016, respectively. Depreciation expense amounted to approximately $37.6 million, $29.5 million, and $30.1 million for the years 2018, 2017, and 2016 respectively.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as acquisitions. Accumulated amortization amounted to approximately $77.3 million at both December 30, 2018 and December 31, 2017, and cumulative impairment losses recognized were $212.6 million as of both December 30, 2018 and December 31, 2017.

In connection with the nora acquisition on August 7, 2018, the Company recognized goodwill of $184.7 million and acquired intangible assets of $103.3 million. Goodwill includes subsequent purchase price accounting adjustments of approximately $1.4 million related to additional liabilities that existed at the acquisition date. These assets were assigned pro-rata to the Company’s three operating segments. None of the goodwill is expected to be deductible for income tax purposes.

As of December 30, 2018, and December 31, 2017, the net carrying amount of goodwill was $245.8 million and $68.8 million, respectively. Other intangible assets were $97.7 million and $0.6 million as of December 30, 2018 and December 31, 2017, respectively. Amortization expense related to intangible assets during the years 2018, 2017 and 2016 was $5.4 million, $0.7 million and $0.5 million, respectively.

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

During the fourth quarters of 2018, 2017 and 2016, as of the last day of the third quarter of each year, the Company performed the annual goodwill impairment test required by applicable accounting standards. The Company performs this test at the reporting unit level, which is one level below the segment level for the Flooring segment. In effecting the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology in accordance with the applicable standards, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The annual testing indicated no potential of goodwill impairment in any of the years presented.

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the measurement date, and therefore no impairment was indicated during the impairment testing. As of December 30, 2018, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company still believes no goodwill impairment would have existed.

The changes in the carrying amounts of goodwill for the year ended December 30, 2018 are as follows (in thousands):

BALANCE JANUARY 1, 2018	ACQUISITIONS	PURCHASE PRICE ACCOUNTING ADJUSTMENTS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE DECEMBER 30, 2018
	(in thousands)
$68,754	$183,348	$1,377	$0	$(7,664)	$245,815

Product Warranties

The Company typically provides limited warranties with respect to certain attributes of its carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which it is to be installed. Similar limited warranties are provided on certain attributes of its rubber and LVT products, typically for a period of 5 to 15 years. The Company typically warrants that services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product.

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty and sales allowance reserves amounted to $3.5 million and $4.1 million as of December 30, 2018 and December 31, 2017, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results. For further information, see Note 15 entitled “Taxes on Income.”

Fair Values of Financial Instruments

Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt are based on quoted market prices or pricing models using current market rates and classified as level 2 within the fair value hierarchy.

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss). Foreign exchange translation gains (losses) were ($22.5) million, $31.6 million, and ($19.0) million for the years 2018, 2017 and 2016, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding. Diluted income (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 12 entitled “Shareholders’ Equity”.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. However, there were no stock options granted in 2018, 2017 or 2016.

The Company recognizes expense related to its restricted stock and performance share grants based on the grant date fair value of the shares awarded, as determined by its market price at date of grant.

Derivative Financial Instruments

Accounting standards require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not meet the criteria of an accounting hedge must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. In 2017, the Company entered into an interest rate swap instrument that is a designated cash flow hedge. See further discussion of this instrument below in Note 10 entitled “Derivative Instruments”. The recently acquired nora operations are party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas.  The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales.  See further discussion of this instrument below in Note 10 entitled “Derivative Instruments”.

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

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of December 30, 2018, and December 31, 2017, no significant amounts were provided for remediation liabilities.

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2018,” “2017,” and “2016,” mean the fiscal years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively. Fiscal years 2018, 2017 and 2016 were each comprised of 52 weeks.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard regarding leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Prior to the issuance of additional guidance on the adoption methodology by the FASB in July 2018, a modified retrospective transition approach was required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The additional guidance issued by the FASB in July 2018, provides entities with the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the comparative periods presented in the financial statements would continue to be in accordance with current GAAP. The Company adopted the new lease standard on December 31, 2018, using this methodology and will provide the required disclosures in its first quarterly report on form 10-Q of 2019.

Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance of the new lease standard, which among other things, allows us to carryforward the historical lease classification. In addition, we elected the hindsight practical expedient to determine the lease term, which allows us to use hindsight when considering the impact of options to extend or terminate the lease as well as the option to purchase the underlying asset. We made an accounting policy election to exclude leases with an initial term of 12 months or less from the calculation of the right-of-use asset and lease liability recorded on the Balance Sheet. We will recognize lease costs related to short-term leases in the Consolidated Statements of Operations on a straight-line basis over the lease term. We also made an accounting policy election not to separate lease and non-lease components for all asset classes and will account for the lease payments as a single component.

We have operating and finance leases for manufacturing equipment, distribution facilities, corporate offices, design centers, showrooms, as well as computer and office equipment. Our leases have remaining lease terms ranging from 1 to 12 years. The Company is finalizing the evaluation of the December 31, 2018 impact and estimates a material increase of lease-related assets and liabilities, ranging from $80 million to $100 million in the consolidated balance sheet. The impact to the Company’s consolidated statements of income, consolidated statements of cash flows and debt covenants is not expected to be material.

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

In August 2018, the FASB issued a new accounting standard that changes the disclosure requirements for defined benefit retirement plans. This standard eliminates the current requirement to disclose amounts in accumulated other comprehensive income that are expected to be recognized in net periodic benefit expense in the next fiscal year. The standard requires additional disclosures for an entity to explain the reasons for significant gains and losses related to changes in the benefit obligation for the period and clarifies current guidance for disclosures where projected benefit obligations or accumulated benefit obligations exceed the fair value of plan assets. The new guidance is effective for annual periods ending after December 15, 2020. Early adoption is permitted. The Company has elected to early adopt this standard in the fourth quarter of 2018 and there was no material effect on its consolidated financial statements.

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

NOTE 3 – REVENUE RECOGNITION

Effective January 1, 2018, the Company adopted a new accounting standard with regard to revenue from customers. The Company elected the modified retrospective approach for adoption of this new standard, as is allowed by the standard. The Company did not have any significant impact from this standard as of the date of the adoption.

Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 97% of total revenue for 2018. The remaining 3% of revenue was generated from the installation of carpet and other flooring-related material.

Disaggregation of Revenue

For 2018, revenue from the Company’s customers is broken down by geography as follows:

Geography	Percentage of Net Sales
Americas	57.80%
Europe	27.10%
Asia-Pacific	15.10%

Impairment Losses

The Company does not recognize any impairment losses related to its revenue contracts due primarily to the short-term and straightforward nature of these contracts.

NOTE 4 – RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 30, 2018, and December 31, 2017, the allowance for bad debts amounted to $3.5 million and $3.5 million, respectively, for all accounts receivable of the Company. Reserves for warranty and returns allowances amounted to $3.5 million and $4.1 million as of December 30, 2018 and December 31, 2017, respectively.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have significant assets and liabilities measured at fair value on a recurring basis under applicable accounting standards as of the end of 2018. The Company does have approximately $24.3 million of Company-owned life insurance which is measured on readily determinable cash surrender value on a recurring basis. This Company-owned life insurance is classified as a level 2 asset within the fair value hierarchy. Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. As of December 30, 2018, the carrying value of the Company’s borrowings under its Syndicated Credit Facility approximates fair value as the Facility bears interest rates that are similar to existing market rates. The Company does hedge its interest rate exposure on $100 million of borrowings on the Syndicated Credit Facility and this cash flow hedge is measured at fair value. See discussion of this instrument below in Note 10 entitled “Derivative Instruments”.

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	END OF FISCAL YEAR
	2018	2017
	(in thousands)
Finished goods	$180,847	$115,512
Work-in-process	17,762	13,022
Raw materials	60,048	49,401

Inventory, Net	$258,657	$177,935

Reserves for inventory obsolescence amounted to $28.1 million and $20.4 million as of December 30, 2018 and December 31, 2017, respectively, and have been netted against amounts presented above.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	END OF FISCAL YEAR
	2018	2017
	(in thousands)
Land	$16,870	$17,743
Buildings	143,725	130,919
Equipment	565,251	371,300

	725,846	519,962
Accumulated depreciation	(432,958)	(307,317)

Property and Equipment	$292,888	$212,645

The estimated cost to complete construction-in-progress at December 30, 2018, was approximately $92.2 million.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	END OF FISCAL YEAR
	2018	2017
	(in thousands)
Compensation	$80,877	$71,760
Interest	374	362
Restructuring	11,907	2,568
Taxes	14,539	19,948
Accrued purchases	5,329	4,569
Warranty and sales allowances	3,495	4,111
Other	9,450	7,656

Accrued Expenses	$125,971	$110,974

Other non-current liabilities include pension liability of $62.4 million and $43.3 million as of December 30, 2018 and December 31, 2017, respectively (see the discussion below in Note 17 entitled “Employee Benefit Plans”).

NOTE 9 – BORROWINGS

Syndicated Credit Facility

On August 7, 2018, the Company amended and restated its Syndicated Credit Facility (the “Facility”) in connection with the nora acquisition. The purpose of the amended and restated Facility was to fund the nora purchase price and related fees and expenses of the acquisition, and to increase the credit available to the Company and its subsidiaries following the closing of the nora acquisition in view of the larger enterprise. At December 30, 2018, the amended and restated Facility provided to the Company and certain of its subsidiaries a multicurrency revolving loan facility up to $300 million, as well as other U.S. denominated and multicurrency term loans.

Interest Rates and Fees

Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 1.25%, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit are charged at varying rates computed by applying a margin over the applicable LIBOR rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on multi-currency-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 2.25% over the applicable Eurocurrency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee ranging from 0.20% to 0.35% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

Covenants

The Facility contains standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants limit the Company’s and its subsidiaries’ ability to:

●	create or incur liens on assets;
●	make acquisitions of or investments in businesses (in excess of certain specified amounts);
●	engage in any material line of business substantially different from the Company’s current lines of business;
●	incur indebtedness or contingent obligations;
●	sell or dispose of assets (in excess of certain specified amounts);
●	pay dividends or repurchase the Company’s stock (in excess of certain specified amounts);
●	repay other indebtedness prior to maturity unless the Company meets certain conditions; and
●	enter into sale and leaseback transactions.

The Facility also requires the Company to remain in compliance with the following financial covenants as of the end of each fiscal quarter, based on the Company’s consolidated results for the year then ended:

●	Consolidated Net Leverage Ratio: Must be no greater than 4.50:1.00, subject to certain step-downs as described in the Facility agreement.
●	Consolidated Interest Coverage Ratio: Must be no less than 2.25:1.00.

Events of Default

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

Collateral

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

As of December 30, 2018, the Company had outstanding $616.1 million of term loan borrowing and $10.6 million of revolving loan borrowings under the Facility, and had $3.6 million in letters of credit outstanding under the Facility. As of December 30, 2018, the weighted average interest rate on borrowings outstanding under the Facility was 3.50%.

Under the amended and restated Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which commenced in the fourth quarter of 2018. The amortization payments are due on the last day of the calendar quarter.

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

Cash Flow Interest Rate Swap

The Company’s interest rate swap is designated and qualifies as a cash flow hedge of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swap as a component of other comprehensive income (or other comprehensive loss). Gains or losses (if any) on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of other expense (or other income) in the consolidated statement of operations. There were no such gains or losses in 2018. The aggregate notional amount of the swap as of December 30, 2018 was $100 million.

As of December 30, 2018, the fair value of the cash flow interest rate swap asset was $1.8 million and was recorded in other assets in the Company’s consolidated balance sheet. Gains and losses on the interest rate swap are not significant and are included in the operating activities section in the Company’s consolidated statement of cash flows.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $9.5 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of December 30, 2018, and December 31, 2017, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

In connection with the amended and restated Facility as discussed above, the Company recorded $8.8 million of debt issuance costs associated with the new term loans that are reflected as a reduction of long-term debt in accordance with applicable accounting standards.  As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of December 30, 2018, the unamortized debt costs recorded as a reduction of long-term debt was $8.1 million.

Other deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of revolving debt, net of accumulated amortization, were $1.8 million and $2.3 million, as of December 30, 2018 and December 31, 2017, respectively. These amounts are included in other long term assets in the Company’s consolidated balance sheets. The Company amortizes these costs over the life of the related debt. Expenses related to such costs for the years 2018, 2017, and 2016 amounted to $0.5 million for each of those years.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2018 are as follows:

FISCAL YEAR	AMOUNT
(in thousands)
2019	$31,315
2020	31,315
2021	31,315
2022	31,315
2023	493,321
Thereafter	0
Total Debt	$618,581

NOTE 10 – DERIVATIVE INSTRUMENTS

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

Cash Flow Interest Rate Swap

The Company’s interest rate swap is designated and qualifies as a cash flow hedge of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swap as a component of other comprehensive income (or other comprehensive loss). Gains or losses (if any) on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of other expense (or other income) in the Consolidated Statement of Operations and as a component of operating activities in the Consolidated Statement of Cash Flows. The aggregate notional amount of the swap as of December 30, 2018 was $100 million.

Forward Contracts

The recently acquired nora operations are party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas. The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales. The Company is meeting its objective by hedging the risk of changes in its cash flows (intercompany payments for inventory) attributable to changes in the U.S. dollar/Euro exchange rate (the “hedged risk”). Changes in fair value attributable to components other than exchange rates will be excluded from the assessment of effectiveness and amortized to earnings on a straight-line basis. Changes in fair value related to the effective portion of these contracts will be reflected as a component of other comprehensive income (or other comprehensive loss). A portion of these forward contracts expire each month, with the final contract expiring in September of 2019. These contracts cover approximately 70% of the expected intercompany sales activity between the nora European manufacturing facility and the U.S. subsidiary and at this time the Company believes these are probable transactions given historical performance as well as budget projections. As of December 30, 2018, the notional value of these forward currency contracts and the future intercompany sales these instruments hedge was approximately $36 million.

The table below sets forth the fair value of derivative instruments as of December 30, 2018 (in thousands):

	Asset Derivatives as of		Liability Derivatives as of
	December 30, 2018		December 30, 2018

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$651	Other current liabilities	--
Interest rate swap contract	Other current assets	1,794	Other current liabilities	--
		$2,445		--

The table below sets forth the fair value of derivative instruments as of December 31, 2017 (in thousands):

	Asset Derivatives as of		Liability Derivatives as of
	December 31, 2017		December 31, 2017

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate swap contract	Other current assets	$904	Other current liabilities	--

There was no significant impact to earnings from the changes in fair value of derivatives designated as cash flow hedges or from amounts excluded from the assessment of hedge effectiveness during 2018. There was no significant impact from the reclassification of hedged items from accumulated other comprehensive income during 2018. The amount of hedged items expected to be reclassified from accumulated other comprehensive income in the next 12 months is approximately $0.6 million.

The following table summarizes the pre-tax impact that changes in the fair value of derivatives designated as cash flow hedges and included in the assessment of hedge effectiveness had on accumulated other comprehensive income during 2018 (in thousands):

Gain (Loss) Recognized in Accumulated
2018	Other Comprehensive Income
Foreign currency contracts	$(468)
Interest rate swap contract	$890

NOTE 11 – PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 30, 2018 and December 31, 2017, there were no shares of preferred stock issued.

NOTE 12 – SHAREHOLDERS’ EQUITY

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

The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid cash dividends totaling $0.26 per share in 2018, $0.25 per share in 2017, and $0.22 per share in 2016, to each share of Common Stock. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its Syndicated Credit Facility, which specifies conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

On October 7, 2014, the Company announced a program to repurchase up to 500,000 shares of common stock per fiscal year, commencing with the 2014 fiscal year. On November 19, 2015, the Board of Directors amended the program to provide that the 500,000 shares of common stock previously approved for repurchases for the 2016 fiscal year may be repurchased by the Company, in management’s discretion, during the period commencing on November 19, 2015 and ending at the conclusion of fiscal year 2016. In 2016, the Company adopted a share purchase program to authorize the repurchase of up to $50 million of common stock. This program had no specific expiration date. During the first three months of 2017, the Company completed the $50 million repurchase program. In the second quarter of 2017, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date.

Pursuant to the above-described programs, the Company has repurchased shares in the past three years as follows. During 2016, the Company repurchased and retired 1,177,600 shares of common stock at a weighted average purchase price of $15.68 per share. During 2017, the Company repurchased and retired a combined total of 4,628,300 shares under these plans, at an average purchase price of $19.76 per share. During 2018, the Company repurchased and retired a combined total of 615,000 shares under these plans, at an average purchase price of $23.54 per share. As of December 30, 2018, the Company had approximately $25.1 million of availability remaining to purchase shares under the repurchase program put in place in 2017.

All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders equity for the years 2016-2018.

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	(in thousands)
Balance, at January 3, 2016	65,701	$6,570	$370,327	$100,270	$(43,290)	$(91,511)
Net income	0	0	0	54,162	0	0
Stock issuances under employee plans	17	2	251	0	0	0
Other issuances of common stock	277	28	4,726	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(4,754)	0	0	0
Cash dividends paid	0	0	0	(14,285)	0	0
Forfeitures and compensation expense related to stock awards	(579)	(58)	979	0	0	0
Share Repurchases	(1,178)	(118)	(18,378)	0	0	0
Pension liability adjustment	0	0	0	0	(11,572)	0
Foreign currency translation adjustment	0	0	0	0	0	(19,011)
Windfall tax benefit - share-based payment awards	0	0	6,300	0	0	0
Other	0	0	0	91	0	0
Balance, at January 1, 2017	64,238	$6,424	$359,451	$140,238	$(54,862)	$(110,522)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 1, 2017	64,238	$6,424	$359,451	$140,238	$(54,862)	$(110,522)	$0
Net income	0	0	0	53,246	0	0	0
Stock issuances under employee plans	36	4	508	0	0	0	0
Other issuances of common stock	253	25	4,507	0	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(4,532)	0	0	0	0
Cash dividends paid	0	0	0	(15,487)	0	0	0
Forfeitures and compensation expense related to stock awards	(93)	(9)	5,574	0	0	0	0
Share Repurchases	(4,628)	(463)	(91,113)	0	0	0	0
Pension liability adjustment	0	0	0	0	(1,692)	0	0
Foreign currency translation adjustment	0	0	0	0	0	31,579	0
Cash flow hedge unrealized gain (loss)	0	0	0	0	0	0	904
Windfall tax benefit - share-based payment awards	0	0	(3,124)	0	0	0	0
Adoption of new accounting standard - share-based payment awards	0	0	0	9,435	0	0	0
Balance, at December 31, 2017	59,806	$5,981	$271,271	$187,432	$(56,554)	$(78,943)	$904

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at December 31, 2017	59,806	$5,981	$271,271	$187,432	$(56,554)	$(78,943)	$904
Net income	0	0	0	50,253	0	0	0
Stock issuances under employee plans	224	22	476	0	0	0	0
Other issuances of common stock	182	18	4,809	0	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(4,710)	0	0	0	0
Cash dividends paid	0	0	0	(15,471)	0	0	0
Forfeitures and compensation expense related to stock awards	(89)	(9)	12,847	0	0	0	0
Share Repurchases	(615)	(61)	(14,424)	0	0	0	0
Pension liability adjustment	0	0	0	0	12,944	0	0
Foreign currency translation adjustment	0	0	0	0	0	(22,544)	0
Cash flow hedge unrealized gain	0	0	0	0	0	0	422
Balance, at December 30, 2018	59,508	$5,951	$270,269	$222,214	$(43,610)	$(101,487)	$1,326

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

All outstanding stock options vested prior to 2015 and therefore there were no stock option compensation expenses during 2018, 2017 or 2016.

The following table summarizes stock options outstanding as of December 30, 2018, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	82,500	$8.53
Granted	0	0
Exercised	40,000	7.43
Forfeited or cancelled	0	0
Outstanding at December 30, 2018 (a)	42,500	$9.56

Exercisable at December 30, 2018 (b)	42,500	$9.56

(a) At December 30, 2018, the weighted-average remaining contractual life of options outstanding was 1.0 years.

(b) At December 30, 2018, the weighted-average remaining contractual life of options exercisable was 1.0 years.

At December 30, 2018, the aggregate intrinsic values of in-the-money options outstanding and options exercisable were $0.2 million and $0.2 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The range of exercise prices of the remaining stock options is from $4.31 to $12.43 per option.

Restricted Stock Awards

During fiscal years 2018, 2017 and 2016, the Company granted restricted stock awards totaling 194,000, 253,000, and 277,000 shares, respectively, of Common Stock. These awards (or a portion thereof) vest with respect to each recipient over a two to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to awards of restricted stock was $4.1 million, $2.8 million and $4.7 million for 2018, 2017 and 2016, respectively.  These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.  The Company estimates forfeitures for restricted stock and reduces compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.  The forfeiture rate has been developed using historical data regarding actual forfeitures as well as an estimate of future expected forfeitures under our restricted stock grants.

The following table summarizes restricted stock outstanding as of December 30, 2018, as well as activity during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	463,000	$17.79
Granted	194,000	25.57
Vested	83,500	17.75
Forfeited or cancelled	24,500	20.41
Outstanding at December 30, 2018	549,000	$27.65

As of December 30, 2018, the unrecognized total compensation cost related to unvested restricted stock was $4.2 million. That cost is expected to be recognized by the end of 2021.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

Performance Share Awards

In each of the years 2016-2018, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The expense related to these performance shares is captured in selling, general and administrative expense on the consolidated statement of operations.

The following table summarizes the performance shares outstanding as of December 30, 2018, as well as the activity during the year:

	Performance Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2018	669,500	$17.51
Granted	261,000	25.69
Vested	134,000	17.72
Forfeited or canceled	37,000	19.93
Outstanding at December 30, 2018	759,500	$20.17

Compensation expense related to the performance shares for 2018, 2017, and 2016 was $10.4 million, $4.5 million and $1.2 million, respectively. Unrecognized compensation expense related to these performance shares was approximately $4.0 million as of December 30, 2018.

The tax benefit recognized with respect to restricted stock and performance shares was $2.4 million, $2.6 million, and $2.0 million in 2018, 2017, and 2016, respectively.

NOTE 13 – INCOME (LOSS) PER SHARE

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

	Fiscal Year
	2018	2017	2016
Earnings per share:
Basic earnings per share
Distributed earnings	$0.26	$0.25	$0.22
Undistributed earnings	0.58	0.61	0.61
	$0.84	$0.86	$0.83

Diluted earnings per share
Distributed earnings	$0.26	$0.25	$0.22
Undistributed earnings	0.58	0.61	0.61
	$0.84	$0.86	$0.83

The following table presents net income that was attributable to participating securities:

	Fiscal Year

	2018	2017	2016
	(in millions)
Net income attributable to participating securities	$0.5	$0.4	$0.4

The weighted average shares for basic and diluted EPS were as follows:

	Fiscal Year

	2018	2017	2016
	(in thousands)
Weighted Average Shares Outstanding	58,995	61,528	64,593
Participating Securities	549	468	505
Shares for Basic Earnings Per Share	59,544	61,996	65,098
Dilutive Effect of Stock Options	22	44	38
Shares for Diluted Earnings Per Share	59,566	62,040	65,136

For all periods presented, there were no stock options excluded from the determination of diluted EPS.

NOTE 14 – RESTRUCTURING CHARGES

On December 29, 2018, the Company committed to a new restructuring plan in its continuing efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involves (i) a restructuring of its sales and administrative operations in the United Kingdom, (ii) a reduction of approximately 200 employees, primarily in the Europe and Asia-Pacific geographic regions, and (iii) the write-down of certain underutilized and impaired assets that include information technology assets and obsolete manufacturing equipment.

As a result of this plan, the Company recorded a pre-tax restructuring and asset impairment charge in the fourth quarter of 2018 of approximately $20.5 million. The charge is comprised of severance expenses (approximately $10.8 million), impairment of assets (approximately $8.6 million) and other items (approximately $1.1 million). The charge is expected to result in future cash expenditures of $12.0 million, primarily for severance payments (approximately $10.8 million). The restructuring plan is expected to be substantially completed in the first half of 2019, and is expected to yield gross annual savings of approximately $12 million beginning in fiscal 2019. The Company expects to redeploy in 2019 essentially all of the anticipated savings toward the funding of sales and strategic growth initiatives, yielding negligible net savings on the Company’s income statement.

A summary of these 2018 restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2018	Balance at Dec. 30, 2018
	(in thousands)
Workforce Reduction	$10,816	$53	$10,763
Asset Impairment	8,569	8,569	0
Other Exit Costs	1,144	0	1,144

In the fourth quarter of 2016, the Company committed to a separate restructuring plan. The plan involved (i) a substantial restructuring of the FLOR business model that included closure of its headquarters office and most retail FLOR stores, (ii) a reduction of approximately 70 FLOR employees and a number of employees in the commercial carpet tile business, primarily in the Americas and Europe regions, and (iii) the write-down of certain underutilized and impaired assets that included information technology assets, intellectual property assets, and obsolete manufacturing, office and retail store equipment. As a result of this plan, the Company incurred pre-tax restructuring and asset impairment charges of $19.8 million in the fourth quarter of 2016 and $7.3 million in the first quarter of 2017.

A summary of these 2016 and 2017 restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2016	Costs Incurred in 2017	Costs Incurred in 2018	Balance at Dec. 30, 2018
	(in thousands)
Workforce Reduction	$10,652	$1,451	$6,633	$2,568	$0
Asset Impairment	11,319	8,019	3,300	0	0
Lease Exit Costs	5,116	27	5,089	0	0

NOTE 15 – TAXES ON INCOME

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Among the significant changes resulting from the law, the Tax Act reduced the U.S. federal income tax rate from 35% to 21% effective for the year beginning January 1, 2018 and created a modified territorial tax system with a one-time mandatory “transition toll tax” on previously unrepatriated foreign earnings. It also applies restrictions on the deductibility of interest expense, allows for immediate capital expensing of certain qualified property, eliminates the domestic manufacturing deduction, applies a broader application of compensation limitations and creates a new minimum tax on earnings of foreign subsidiaries.

In accordance with SEC Staff Bulletin No. 118 (“SAB 118”), the Company recorded certain provisional estimates for the impact of the Tax Act as of December 31, 2017. Under the transitional provisions of SAB 118, the Company had a one-year measurement period to complete the accounting for the initial tax effects of the Tax Act. During the year ended December 30, 2018, the Company completed its accounting for the provisional estimates of the Tax Act and finalized its measurement period adjustments related to the one-time transition tax and remeasurement of its net deferred tax asset, as further discussed below. While the Company’s accounting for the recorded impact of the Tax Act is deemed complete, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the IRS could impact the amounts in future periods.

Impacts of Deemed Repatriation: The Tax Act imposed a one-time transition tax on unrepatriated post-1986 accumulated earnings and profits of certain foreign subsidiaries (“E&P”). As of December 31, 2017, the Company recorded a provisional tax expense of $11.7 million related to the one-time transition tax. As of December 30, 2018, the Company has completed its assessment of the one-time transition tax which resulted in a $5.0 million decrease to the previously recorded provisional amount. The Company elected to pay its transition tax over the eight-year period provided in the Tax Act.

Remeasurement of Deferred Tax Assets and Liabilities: As of December 31, 2017, the Company recorded a provisional tax expense of $3.5 million related to the remeasurement of its net deferred tax asset to reflect the change in corporate tax rate from 35% to 21%. As of December 30, 2018, the Company has completed the accounting of remeasuring its net deferred tax asset which resulted in a $1.7 million decrease to the previously recorded provisional amount.

Beginning in 2018, the Tax Act includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The Company has elected to account for tax effects of GILTI in the period when incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements.

Income before taxes on income consisted of the following:

	FISCAL YEAR
	2018	2017	2016
	(in thousands)
U.S. operations	$35,728	$53,407	$38,357
Foreign operations	19,263	47,132	40,779

Income before taxes	$54,991	$100,539	$79,136

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR
	2018	2017	2016
	(in thousands)
Current expense/(benefit):
Federal	$(3,549)	$10,245	$6,886
Foreign	14,548	11,923	12,934
State	2,628	1,414	1,633
Current expense	13,627	23,582	21,453

Deferred expense/(benefit):
Federal	2,145	20,467	6,186
Foreign	(11,228)	1,214	(1,937)
State	194	2,030	(728)
Deferred expense	(8,889)	23,711	3,521

Total income tax expense	$4,738	$47,293	$24,974

The Company’s effective tax rate was 8.6%, 47.0% and 31.6% for fiscal years 2018, 2017 and 2016, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 21% applicable for 2018 and 35% applicable for 2017 and 2016 to the Company’s actual income tax expense:

	FISCAL YEAR
	2018	2017	2016
	(in thousands)
Income taxes at U.S. federal statutory rate	$11,548	$35,189	$27,698
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	2,304	2,677	1,861
Non-deductible business expenses	1,352	695	538
Non-deductible employee compensation	2,566	80	361
Tax effects of Company owned life insurance	235	(1,295)	(199)
Tax effects of Tax Act:
One-time transition tax on foreign earnings	(5,000)	11,707	0
Remeasurement of net Deferred Tax Asset	(1,739)	3,467	0
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	61	523	463
Foreign and U.S. tax effects attributable to foreign operations	(3,756)	(4,537)	(3,963)
Valuation allowance effect – State NOL	(79)	(858)	(1,272)
Federal tax credits	(2,439)	(442)	(494)
Other	(315)	87	(19)
Income tax expense	$4,738	$47,293	$24,974

Deferred tax assets and liabilities are included in the accompanying balance sheets as follows:

	FISCAL YEAR
	2018	2017
	(in thousands)
Deferred tax asset (non-current asset)	$15,601	$18,003
Deferred income taxes (non-current liabilities)	(26,488)	(6,935)
Total net deferred taxes	$(10,887)	$11,068

Deferred income taxes for the years ended December 30, 2018 and December 31, 2017, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

	2018		2017
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	(in thousands)
Basis differences of property and equipment	$0	$24,871	$0	$13,281
Basis difference of intangible assets	0	18,699	0	1,157
Foreign currency	0	2,357	0	2,597
Net operating loss carryforwards	2,349	0	2,468	0
Valuation allowances on net operating loss carryforwards	(1,067)	0	(1,186)	0
Federal tax credits	0	0	3,227	0
Deferred compensation	18,945	0	20,220	0
Basis difference of inventory	4,712	0	634	0
Basis difference of prepaids, accruals and reserves	6,473	0	1,777	0
Pensions	4,290	0	2,408	0
Foreign withholding taxes on unremitted earnings	0	348	0	909
Basis difference of other assets and liabilities	0	314	0	536
	$35,702	$46,589	$29,548	$18,480

During the year ended December 30, 2018, significant changes to the Company’s deferred tax balances included an $18.0 million increase in intangible deferred liability primarily related to its acquisition of nora.

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the federal deferred tax assets at December 30, 2018.

The Company had approximately $96.1 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2035. The Company has provided a valuation allowance against $16.3 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $43.0 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

As of December 30, 2018, and December 31, 2017, non-current deferred tax assets were reduced by approximately $2.8 million and $3.3 million, respectively, of unrecognized tax benefits.

Although the one-time transition tax on unrepatriated post-1986 accumulated earnings and profits of certain non-U.S. subsidiaries and the territorial tax system created as a result of the Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company continues to assert that all of its undistributed earnings of $376 million in its non-U.S. subsidiaries, excluding subsidiaries within Canada, is indefinitely reinvested outside of the U.S.

In the event the Company determines not to continue to assert that all or part of its undistributed earnings in its non-U.S. subsidiaries are permanently reinvested, an actual repatriation from its non-U.S. subsidiaries could still be subject to additional foreign withholding and U.S. state taxes, the determination of which is not practicable.

The Company’s federal income tax returns are subject to examination for the years 2003 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2013 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2007 to the present.

As of December 30, 2018, and December 31, 2017, the Company had $28.1 million and $29.2 million, respectively, of unrecognized tax benefits. If the $28.1 million of unrecognized tax benefits as of December 30, 2018 are recognized, there would be a favorable impact on the Company’s effective tax rate in future periods. If the unrecognized tax benefits are not favorably settled, $25.4 million of the total amount of unrecognized tax benefits would require the use of cash in future periods. The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of December 30, 2018, the Company had accrued interest and penalties of $1.3 million, which is included in the total unrecognized tax benefit noted above.

Management believes changes to our unrecognized tax benefits that are reasonably possible in the next 12 months will not have a significant impact on our financial position or results of operations.  The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	FISCAL YEAR
	2018	2017	2016
	(in thousands)
Balance at beginning of year	$29,221	$27,888	$28,271
Increases related to tax positions taken during the current year	671	627	690
Increases related to tax positions taken during the prior years	180	709	148
Decreases related to tax positions taken during the prior years	0	0	(695)
Decreases related to settlements with taxing authorities	0	0	0
Decreases related to lapse of applicable statute of limitations	(1,861)	(462)	(403)
Changes due to foreign currency translation	(68)	459	(123)
Balance at end of year	$28,143	$29,221	$27,888

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company leases certain production, distribution and marketing facilities and equipment. At December 30, 2018, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(in thousands)
2019	$26,113
2020	22,066
2021	16,453
2022	8,692
2023	5,186
Thereafter	15,237

Rental expense amounted to approximately $28.5 million, $22.0 million, and $24.5 million for the years 2018, 2017, and 2016, respectively.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 17 – EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all otherwise eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $3.2 million, $3.0 million, and $3.1 million for the years 2018, 2017, and 2016, respectively. No discretionary contributions were made in 2018, 2017, or 2016.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $28.7 million and $31.9 million at December 30, 2018 and December 31, 2017, respectively. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values. The value of the insurance instruments was $26.4 million and $28.0 million as of December 30, 2018 and December 31, 2017, respectively.

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. In connection with the nora acquisition on August 7, 2018, we acquired an additional defined benefit plan, which covers certain employees in Germany (the “nora Plan”). The benefits under all defined benefit retirement plans are generally based on years of service and the employee’s average monthly compensation. Pension expense was $1.7 million, $1.9 million, and $1.2 million for the years 2018, 2017 and 2016, respectively. Plan assets are primarily invested in insurance contracts and equity and fixed income securities. The nora plan has no plan assets. The Company uses a year-end measurement date for the plans. As of December 30, 2018, for the European plans, the Company had a net liability recorded of $36.2 million, an amount equal to their underfunded status, and has recorded in Other Comprehensive Income an amount equal to $36.7 million (net of taxes of approximately $12 million) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards:

	FISCAL YEAR
	2018	2017
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of yearClose File	$320,548	$277,813
Service cost	1,112	1,628
Interest cost	5,467	5,559
Benefits and expenses paid	(11,850)	(10,267)
Business combinations	36,903	0
Actuarial loss (gain)	(53,753)	13,351
Member contributions	233	262
Currency translation adjustment	(13,152)	32,202

Benefit obligation, end of year	$285,508	$320,548

Change in plan assets
Plan assets, beginning of year	$307,166	$258,365
Actual return on assets	(37,495)	25,691
Company contributions	4,095	2,812
Benefits paid	(11,850)	(10,267)
Currency translation adjustment	(12,603)	30,565

Plan assets, end of year	$249,313	$307,166

Reconciliation to balance sheet
Funded status benefit asset/(liability)	$(36,195)	$(13,382)

Net amount recognized	$(36,195)	$(13,382)

Amounts recognized in accumulated other comprehensive income (after tax)
Unrecognized actuarial loss	$37,141	$48,443
Unamortized prior service costs	(437)	(471)
Total amount recognized	$36,704	$47,972

Accumulated Benefit Obligation	$284,581	$313,257

The above disclosure represents the aggregation of information related to the Company’s three defined benefit plans which cover many of its European employees. As of December 30, 2018, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had assets in excess of the accumulated benefit obligation. The nora Plan is an unfunded defined benefit plan and the accumulated benefit obligation exceeded plan assets. As of December 31, 2017, the UK Plan had an accumulated benefit obligation in excess of the plan assets and the Dutch Plan had assets in excess of the accumulated benefit obligation. The following table summarizes this information as of December 30, 2018 and December 31, 2017.

	END OF FISCAL YEAR
	2018	2017
	(in thousands)
UK Plan
Projected Benefit Obligation	$157,351	$190,992
Accumulated Benefit Obligation	157,351	190,992
Plan Assets	158,990	179,322

Dutch Plan
Projected Benefit Obligation	$91,837	$129,554
Accumulated Benefit Obligation	90,910	122,265
Plan Assets	90,323	127,844

Nora Plan
Projected Benefit Obligation	$36,320	0
Accumulated Benefit Obligation	36,320	0
Plan Assets	0	0

	FISCAL YEAR
	2018	2017	2016
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,112	$1,628	$1,032
Interest cost	5,467	5,559	6,580
Expected return on plan assets	(6,234)	(6,496)	(7,553)
Amortization of prior service cost	(27)	(34)	33
Amortization of net actuarial (gains)/losses	1,394	1,287	1,076

Net periodic benefit cost	$1,712	$1,944	$1,168

During 2018, other comprehensive income was impacted pre-tax by approximately $11.3 million comprised of actuarial gain of approximately $9.9 million and amortization of $1.4 million.

	FISCAL YEAR
	2018	2017	2016
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	1.9%	2.0%	2.7%
Expected return on plan assets	1.8%	2.3%	3.1%
Rate of compensation	1.75%	1.75%	2.0%
Weighted average assumptions used to determine benefit obligations
Discount rate	2.5%	2.2%	2.3%
Rate of compensation	1.75%	1.75%	2.0%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at December 30, 2018 or December 31, 2017.

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

Because the prior actual and future projected returns on Dutch Plan assets had been determined to be sufficient to provide for the indexation benefit, in 2017 and 2016, the Company and the insurer agreed that it was appropriate to provide the indexation benefit under the Contract. The indexation benefit thus becomes an amount payable by the insurer under the Contract, and consequently is recorded as a Plan asset. The corresponding obligation to pay the indexation amount to pensioners thus became a pension liability. During 2018, the Company and the insurer, based on the expected future returns under the investment assets included in the insurance contract, determined that the indexation was not probable and was not included as an asset and liability as of the end of 2018. As of December 31, 2017, this indexation liability and corresponding asset was $32.7 million. The inclusion or exclusion of this amount does not have any impact on the funded status of the plan, as both the indexation asset and liability are recorded at the same amount. This indexation asset, along with the remainder of the assets under the Dutch Plan, are identified as Level Three assets under the fair value hierarchy.

Under the express terms of the Contract, contract value is the greater of (i) the value of the discounted vested benefits of the Dutch Plan (i.e., the benefit amount guaranteed by the insurance company), and (ii) the fair value of the underlying investment assets held by the insurance company under the Contract. As between those two values, the former was the greater for 2018 and 2017 and this represents the plan assets as shown above for the Dutch Plan. However, as explained above, the Contract also will pay the indexation benefit if sufficient assets are available, which the Company believes not to be probable as of the end of 2018 based on recent returns. This indexation was considered probable as of the end of 2017, and the Company believed that it was appropriate to include the value of the indexation payments, that were added to the vested benefit amounts. As explained above, these indexation benefits will be paid out of the Contract if asset returns continue to exceed expectations. At December 30, 2018, the asset returns are not of an expected amount to allow for indexation and the Company can, at any time, remove this indexation benefit. The removal of the indexation asset is presented as a negative return on assets, and the removal of the indexation liability is represented by a change in actuarial assumptions in the company’s presentation of 2018 projected benefit obligation.

The Company’s actual weighted average asset allocations for 2018 and 2017, and the targeted asset allocation for 2019, of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR
	2019			2018	2017
	Target Allocation			Percentage of Plan Assets at Year End
Asset Category:
Equity Securities	15%	-	20%	16%	16%
Debt and Debt Securities	35%	-	45%	35%	32%
Other	40%	-	50%	49%	52%

		100%		100%	100%

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

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of December 30, 2018 and December 31, 2017. The nora plan is currently unfunded. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As noted above, the Dutch pension plan assets as represented by the insurance contact are classified as a Level 3 asset and included in the “Other” asset category.

	Pension Plan Assets by Category as of December 30, 2018
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$0	$79,146	$79,146
Level 2	0	60,913	60,913
Level 3	90,323	18,931	109,254
Total	$90,323	$158,990	$249,313

	Pension Plan Assets by Category as of December 31, 2017
	Dutch Plan	UK Plan	Total
		(in thousands)
Level 1	$0	$87,521	$87,521
Level 2	0	68,668	68,668
Level 3	127,844	23,133	150,977
Total	$127,844	$179,322	$307,166

The tables below detail the foreign defined benefit plans’ assets by asset allocation and fair value hierarchy:

	2018
	Level 1	Level 2	Level 3
		(in thousands)
Asset Class
Equity Securities	$39,392	$0	$0
Debt and Debt Securities	33,134	38,619	16,012
Other (including cash)	6,620	22,294	93,242
	$79,146	$60,913	$109,254

	2017
	Level 1	Level 2	Level 3
		(in thousands)
Asset Class
Equity Securities	$48,285	$0	$0
Debt and Debt Securities	36,780	41,381	19,883
Other (including cash)	2,456	27,287	131,094
	$87,521	$68,668	$150,977

With the exception of the Dutch Plan assets as discussed above, the assets identified as level 3 above in 2018 and 2017 relate to insured annuities and direct lending assets held by the UK Plan. The fair value of these assets was calculated using the present value of the future cash flows due under the insurance annuities and for the direct lending assets the value is based on the asset value from the latest available valuation with adjustments for any drawdowns and distribution payments made between the valuation date and the reporting date. The table below indicates the change in value related to these level 3 assets during 2018 and 2017:

	2018	2017
	(in thousands)	(in thousands)
Balance of level 3 assets, beginning of year	$150,977	$127,953
Interest cost	1,682	2,633
Benefits paid	(4,090)	(3,728)
Assets transferred in to (out of) Level 3	696	(2,089)
Actuarial gain (loss)	(35,202)	8,753
Translation adjustment	(4,809)	17,455
Ending Balance of level 3 assets	$109,254	$150,977

During 2019, the Company expects to contribute $4.2 million to the plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)

2019	$9,762
2020	9,989
2021	10,251
2022	10,356
2023	10,635
2024-2028	55,231

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

The tables presented below set forth the required disclosures in accordance with applicable accounting standards, and amounts recognized in the consolidated financial statements related to the domestic SCP. There is no service cost component of the change in benefit obligation in 2018 and 2017 as there are no longer any active participants in the plan.

	FISCAL YEAR
	2018	2017
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$31,919	$29,700
Interest cost	1,082	1,256
Benefits paid	(2,030)	(1,943)
Actuarial loss (gain)	(1,829)	2,906

Benefit obligation, end of year	$29,142	$31,919

The amounts recognized in the consolidated balance sheets are as follows:

	2018	2017
	(in thousands)
Current liabilities	$2,030	$2,030
Non-current liabilities	27,112	29,889
Total benefit obligation	$29,142	$31,919

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	2018	2017
	(in thousands)
Unrecognized actuarial loss	$6,906	$8,582

The accumulated benefit obligation related to the SCP was $29.1 million and $31.9 million as of December 30, 2018 and December 31, 2017, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	2018	2017	2016
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost
Discount rate	3.50%	3.85%	4.25%
Rate of compensation	-	-	4.0%

Assumptions used to determine benefit obligations
Discount rate	4.1%	3.5%	3.85%
Rate of compensation	-	-	4.0%

Components of net periodic benefit cost
Service cost	$0	$0	$440
Interest cost	1,082	1,256	1,269
Amortizations	464	364	811

Net periodic benefit cost	$1,546	$1,620	$2,520

The changes in other comprehensive income during 2018 related to the SCP as a result of plan activity and valuation were approximately $1.7 million, after tax, primarily comprised of a net loss during the period of $1.4 million and amortization of loss of $0.3 million.

During 2018, the Company contributed $2.0 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)
2019	$ 2,030
2020	2,030
2021	2,030
2022	2,030
2023	2,030
2024-2028	9,791

NOTE 18 – ACQUISITION OF NORA

On June 14, 2018, the Company entered into a share purchase and transfer agreement to acquire the issued and outstanding shares of nora, nora’s outstanding third-party debt, and receivables related to nora’s shareholder loans. Nora is the holding company for a Germany-based manufacturer and multinational marketer of resilient floor coverings, including rubber flooring. In connection with the signing of the nora share purchase and transfer agreement, the Company entered into a derivative instrument to address the foreign currency risk associated with a portion of the nora purchase price. This option instrument did not qualify for hedge accounting, and the mark-to-market expense of $2.8 million to record the instrument at fair value at the end of the second quarter of 2018 was recorded in other expense in our consolidated statement of operations during the second quarter. The option instrument had a notional value of €315 million (or approximately $364 million as of the end of the second quarter of 2018) and an initial maturity of 120 days. Upon completion of the nora acquisition as discussed below, the option instrument was terminated and the Company recognized a loss of approximately $1.4 million upon termination, which was recorded in other expense in our Consolidated Condensed Statement of Operations during the third quarter of 2018.

On August 7, 2018, the Company completed the acquisition of nora for a purchase price of €385.1 million, or $447.2 million at the exchange rate as of the transaction date, including acquired cash of €40.0 million ($46.5 million) for a net purchase price of €345.1 million ($400.7 million).

Nora is an industry leader in the rubber flooring market, and this acquisition is expected to advance the Company’s growth strategy in expanding market segments, particularly in the healthcare, life sciences and education market segments. Similar to Interface, nora operates on an international footprint and the Company expects the acquisition will also allow for geographic sales synergies as well.

The transaction was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recorded at their fair market values as of the acquisition date. The results of operations for this acquisition have been consolidated with those of the Company from the acquisition date forward.  Tangible assets and liabilities of nora systems GmbH were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis. As of December 30, 2018, the estimated fair values of the assets acquired and liabilities assumed are not final. The provisional amount for assumed tax liabilities are subject to revision.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The amounts represent a provisional measurement of the fair values, and is therefore subject to change:

As of August 7th, 2018
(In thousands)

Assets acquired (excluding goodwill)	$359,335
Liabilities assumed	(96,868)
Net assets acquired	262,467
Purchase price	447,192
Goodwill, excess of purchase price	$184,725

Acquired intangible assets of $103.3 million include $60.8 million of trademarks and tradenames that are not subject to amortization and will instead be subject to annual impairment testing, or more frequent testing should there be a significant change in business conditions.  The remaining intangible assets include developed technology of $39.1 million that will be amortized on a straight-line basis over the estimated useful life of 7 years and backlog of $3.4 million that will be amortized on a straight-line basis over the estimated useful life of six months.  The acquired inventory includes a step-up of inventory to fair value of approximately $26.6 million which will be recognized in earnings over the expected turns of the inventory.  This step-up of inventory to fair value was fully amortized by the end of 2018.

As of December 30, 2018, recognized goodwill of $184.7 million and net intangible assets of $97.7 million were assigned pro-rata to the Company’s three operating segments. Goodwill includes subsequent purchase price accounting adjustments of approximately $1.4 million related to additional liabilities that existed at the acquisition date. None of the goodwill is expected to be deductible for income tax purposes.

The fair value of acquired accounts receivable was $31.0 million with the gross value being $32.8 million. The Company expects approximately $1.8 million to be uncollectible.

The Company recognized $9.5 million of transaction costs related to the nora acquisition for 2018. Approximately $5.3 million of these expenses are included in selling, general and administrative expenses in the consolidated statement of operations and $4.2 million are included in other expenses related to the derivative instrument the Company used to address the foreign currency risk associated with a portion of the nora purchase price. The Company also recognized $8.8 million of debt issuance costs in connection with the amended and restated Syndicated Credit Facility, which were recorded as a reduction of long-term debt in the consolidated balance sheet.

The amounts of revenue and net loss of nora included in the Company’s consolidated statements of operations from the acquisition date to December 30, 2018 are as follows (in thousands):

Revenue	$112,563
Net loss	(20,030)

The following represents the pro forma consolidated statement of operations as if nora had been included in the consolidated results of the Company as of January 1, 2017. These are estimated for pro forma purposes only and do not necessarily reflect the results had nora been included as of the beginning of 2018 and 2017.

Pro Forma Consolidated Statement of Operations
(In thousands)

	2018	2017
Revenue	$1,340,449	$1,229,766
Net income	96,909	48,655

Pro forma net income for 2018 excludes any transaction related costs as these are non-recurring costs for the combined Company.

NOTE 19 – ENTERPRISE-WIDE DISCLOSURES

Based on applicable accounting standards, the Company has determined that it has three operating segments – namely, the Americas, Europe and Asia-Pacific geographic regions. Pursuant to accounting standards, the Company has aggregated the three operating segments into one reporting segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment. Nora results are included in the 2018 figures as of the date of acquisition through the end of 2018, and are included in our operating segments based on the geographic split of the operations.

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(in thousands)
2018
Net Sales	$682,261	$319,677	$177,635	$1,179,573
Depreciation and amortization	13,732	12,862	8,567	35,161
Total assets	482,510	546,758	200,684	1,229,952

2017
Net Sales	$588,052	$246,399	$161,992	$996,443
Depreciation and amortization	13,548	6,049	8,662	28,259
Total assets	272,883	253,519	193,555	719,957

2016
Net Sales	$568,138	$241,463	$149,016	$958,617
Depreciation and amortization	14,639	5,698	8,729	29,066

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	FISCAL YEAR ENDED
	2018	2017	2016
	(in thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$35,161	$28,259	$29,066
Corporate depreciation and amortization	3,923	2,002	1,566

Reported depreciation and amortization	$39,084	$30,261	$30,632

ASSETS
Total segment assets	$1,229,952	$719,957
Corporate assets and eliminations	54,692	80,643

Reported total assets	$1,284,644	$800,600

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2018, 2017 and 2016 were approximately 49%, 48% and 48%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. With the exception of the United States, no one country represented more than 10% of the Company’s net sales. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	FISCAL YEAR
	2018	2017	2016
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$600,093	$514,783	$501,206
United Kingdom	65,406	57,391	58,266
Australia	83,034	87,591	78,141
Germany	75,958	36,696	30,968
China	43,708	28,279	31,340
Other foreign countries	311,374	271,703	258,696

Net sales	$1,179,573	$996,443	$958,617

LONG-LIVED ASSETS(2)
United States	$88,336	$76,557
United Kingdom	6,288	7,902
Netherlands	49,935	55,132
Germany	83,874	0
Australia	38,928	45,067
Thailand	15,124	16,543
China	6,703	8,361
Other foreign countries	3,700	3,083

Total long-lived assets	$292,888	$212,645

(1) Revenue attributed to geographic areas is based on the location of the customer.

(2) Long-lived assets include tangible assets physically located in foreign countries.

NOTE 20 – QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

The following tables set forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Common Stock. The prices represent the reported high and low sale prices during the period presented.

	FISCAL YEAR 2018
	FIRST QUARTER	SECOND QUARTER(1)	THIRD QUARTER(2)	FOURTH QUARTER(3)
	(in thousands, except per share data)
Net sales	$240,563	$283,626	$318,325	$337,059
Gross profit	93,582	109,148	99,945	121,682
Net income (loss)	15,084	20,602	8,172	6,395

Basic income per share	$0.25	$0.35	$0.14	$0.11

Diluted income per share	$0.25	$0.35	$0.14	$0.11

Share prices
High	$26.25	$26.10	$24.50	$23.50
Low	$22.10	$21.25	$21.70	$13.45

(1)	Results for the second quarter of 2018 include transaction related expenses of $5.8 million.
(2)	Results for the third quarter of 2018 include purchase price accounting amortization of $20.3 million and transaction related expenses of $2.4 million.
(3)

Results for the fourth quarter of 2018 include tax benefit of $6.7 million as a result of the finalization of the Company’s analysis of the U.S. Tax Cuts and Jobs Act, as well as restructuring and asset impairment charges of $20.5 million. Results for the fourth quarter of 2018 include purchase price accounting amortization of $11.8 million and transaction related expense of $1.2 million.

	FISCAL YEAR 2017
	FIRST QUARTER(1)	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER(2)
	(in thousands, except per share data)
Net sales	$221,102	$251,700	$257,431	$266,210
Gross profit	87,802	97,897	98,544	101,778
Net income	8,547	20,938	19,439	4,322

Basic income per share	$0.13	$0.33	$0.32	$0.07

Diluted income per share	$0.13	$0.33	$0.32	$0.07

Share prices
High	$19.93	$21.05	$22.60	$25.70
Low	$17.18	$18.15	$18.30	$21.21

(1)	Results for the first quarter of 2017 include restructuring and asset impairment charges of $7.3 million.
(2)	Results for the fourth quarter of 2017 include tax charges of $15.2 million as a result of the U.S. Tax Cuts and Jobs Act.

NOTE 21 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During 2018, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The only significant reclassifications that occurred in that period were comprised of $1.8 million related to the Company’s defined retirement benefit plans and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated statement of operations.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Interface, Inc. and Subsidiaries

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Interface, Inc. and Subsidiaries  (the “Company”) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, comprehensive income, and cash flows for each of the three years in the period ended December 30, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 30, 2018 and December 31, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

February 28, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Interface, Inc. and Subsidiaries

Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Interface, Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, comprehensive income, and cash flows for each of the three years in the period ended December 30, 2018, and the related notes and schedule, and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of nora Holding GmbH (nora), which was acquired on August 7, 2018, and which is included in the consolidated balance sheet of the Company as of December 30, 2018, and the related consolidated statements of operations, comprehensive income, and cash flows for the year then ended. Nora constituted 23% of consolidated total assets as of December 30, 2018, and 9% of consolidated revenues for the year ended December 30, 2018. Management did not assess the effectiveness of internal control over financial reporting of nora because of the timing of the acquisition, which was completed on August 7, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of nora.

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

February 28, 2019

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

U.S. Securities and Exchange Commission guidance allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment. In August 2018, Interface, Inc. completed the acquisition of nora Holding GmbH (nora). Nora is a wholly owned subsidiary. Due to nora’s global operations, management has excluded nora from the annual assessment of the effectiveness of internal control over financial reporting as of December 30, 2018. Nora represents 23 percent of consolidated total assets and 9 percent of consolidated revenues of Interface, Inc. as of and for the year ended December 30, 2018.

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on that assessment, management concluded that, as of December 30, 2018, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year, is incorporated herein by reference.

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

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income — fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017.

Consolidated Balance Sheets — December 30, 2018 and December 31, 2017.

Consolidated Statements of Cash Flows — fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

2. Financial Statement Schedule

The following Consolidated Financial Statement Schedule of Interface, Inc. and subsidiaries is included as part of this Report (see the pages immediately preceding the signatures in this Report).

Schedule II — Valuation and Qualifying Accounts and Reserves

3. Exhibits

The following exhibits are included as part of this Report:

Exhibit Number		Description of Exhibit
2.1	—

Share Purchase and Transfer Agreement dated June 14, 2018 by and among the Company, Interface BV, DealCo Luxembourg II S.à r.l. and nora Management III Beteiligungs GmbH & Co. KG (included as Exhibit 2.1 to the Company’s current report on Form 8-K filed on June 14, 2018, previously filed with the Commission and incorporated herein by reference).

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

Severance Protection Arrangement for Bruce A. Hausmann (included in Item 5.02 of the Company’s current report on Form 8-K filed on March 13, 2017, previously filed with the Commission and incorporated herein by reference.)*

10.16	—

Form of 2018 Restricted Stock Agreement for executive officers (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference).*

10.17	—

Form of 2018 Performance Share Agreement for executive officers (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference).*

10.18	—

Employment Offer Letter to Bruce A. Hausmann (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference).*

10.19	—

Employment Offer Letter to J. Chadwick Scales (included as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference).*

10.20	—

Employment and Change in Control Agreement of Robert A. Coombs dated May 15, 2015 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 19, 2015, previously filed with the Commission and incorporated herein by reference).*

10.21	—

Severance Protection and Change in Control Agreement of Matthew J. Miller dated as of April 3, 2018 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on April 25, 2018, previously filed with the Commission and incorporated herein by reference).*

10.22	—

Commitment Letter dated June 14, 2018 by Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated in favor of Interface, Inc. (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 14, 2018, previously filed with the Commission and incorporated herein by reference.)

10.23	—

Amended and Restated Commitment Letter dated June 20, 2018 by Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A. in favor of Interface, Inc. (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 21, 2018, previously filed with the Commission and incorporated herein by reference.)

10.24	—

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

21	—	Subsidiaries of the Company.
23	—	Consent of BDO USA, LLP.
24	—	Power of Attorney (see signature page of this Report).
31.1	—	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018.
31.2	—	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018.
32.1	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

32.2	—

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF	—	XBRL Taxonomy Definition Linkbase Document

__________

* Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

ITEM 16.	FORM 10-K SUMMARY

None.

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
December 30, 2018	$3,493	$1,848	$0	$1,801	$3,540
December 31, 2017	3,780	635	0	922	3,493
January 1, 2017	4,479	(243)	0	456	3,780

______________

(A) Includes changes in foreign currency exchange rates as well as the addition of the nora reserves since the acquisition date.

(B) Write off of bad debt, and recovering of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS(B)	COLUMN D DEDUCTIONS (DESCRIBE) (C)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year Ended:
December 30, 2018	$2,568	$11,961	$8,569	$2,622	$11,907
December 31, 2017	10,291	3,999	3,300	3,724	2,568
January 1, 2017	104	11,769	8,019	1,582	10,291

______________

(A) Includes changes in foreign currency exchange rates as well as the nora reserves since the acquisition date.

(B) Direct reduction of asset carrying value, not included in restructuring reserve.

(C) Cash payments.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty and Sales Allowances Reserves :
Year ended:
December 30, 2018	$4,111	$1,074	$0	$1,690	$3,495
December 31, 2017	5,529	2,071	0	3,489	4,111
January 1, 2017	4,759	3,149	0	2,379	5,529

______________

(A) Includes changes in foreign currency exchange rates as well as the nora reserves since the acquisition date.

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

Date: February 28, 2019		INTERFACE, INC.

	By:	/s/ JAY D. GOULD
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

Signature	Capacity	Date

/s/ DANIEL T. HENDRIX	Chairman of the Board and Director	February 28, 2019
Daniel T. Hendrix

/s/ JAY D. GOULD	President, Chief Executive Officer and Director	February 28, 2019
Jay D. Gould	(Principal Executive Officer)

/s/ BRUCE A. HAUSMANN	Vice President and Chief Financial Officer	February 28, 2019
Bruce A. Hausmann	(Principal Financial Officer)

/s/ GREGORY J. BAUER	Vice President and Chief Accounting Officer	February 28, 2019
Gregory J. Bauer	(Principal Accounting Officer)

/s/ JOHN P. BURKE	Director	February 28, 2019
John P. Burke

/s/ ANDREW B. COGAN	Director	February 28, 2019
Andrew B. Cogan

/s/ CHRISTOPHER G. KENNEDY	Director	February 28, 2019
Christopher G. Kennedy

/s/ CATHERINE M. KILBANE	Director	February 28, 2019
Catherine M. Kilbane

/s/ K. DAVID KOHLER	Director	February 28, 2019
K. David Kohler

/s/ ERIN A. MATTS	Director	February 28, 2019
Erin A. Matts

/s/ JAMES B. MILLER, JR.	Director	February 28, 2019
James B. Miller, Jr.

/s/ SHERYL D. PALMER	Director	February 28, 2019
Sheryl D. Palmer