Form 10-Q
period 2019-03-31
INTERFACE INC
filed 2019-05-10
CIK 715787

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit such files).          Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.10 Par Value Per Share	TILE	Nasdaq Global Select Market

Shares outstanding of each of the registrant's classes of common stock at May 1, 2019:

Class	Number of Shares
Common Stock, $.10 par value per share	59,987,513

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31, 2019	DECEMBER 30, 2018
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$66,972	$80,989
Accounts receivable, net	164,976	179,004
Inventories, net	285,738	258,657
Prepaid expenses and other current assets	46,799	40,229
Total current assets	564,485	558,879
Property and equipment, net	300,405	292,888
Operating lease right-of-use assets	113,640	0
Deferred tax asset	16,000	15,601
Goodwill and intangibles, net	334,059	343,542
Other assets	76,478	73,734

Total assets	$1,405,067	$1,284,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$72,994	$66,301
Accrued expenses	112,409	125,971
Current portion of operating lease liabilities	16,014	0
Current portion of long-term debt	31,105	31,315
Total current liabilities	232,522	223,587
Long-term debt	610,895	587,266
Operating lease liabilities	97,316	0
Deferred income taxes	25,341	26,488
Other long-term liabilities	89,334	92,640

Total liabilities	1,055,408	929,981

Commitments and contingencies

Shareholders’ equity
Preferred stock	0	0
Common stock	6,002	5,951
Additional paid-in capital	270,655	270,269
Retained earnings	225,373	222,214
Accumulated other comprehensive loss – foreign currency translation	(106,690)	(101,487)
Accumulated other comprehensive (loss) income – cash flow hedge	(1,980)	1,326
Accumulated other comprehensive loss – pension liability	(43,701)	(43,610)

Total shareholders’ equity	349,659	354,663

Total liabilities and shareholders’ equity	$1,405,067	$1,284,644

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED

	MARCH 31, 2019	APRIL 1, 2018

NET SALES	$297,688	$240,563
Cost of Sales	182,290	146,981

GROSS PROFIT ON SALES	115,398	93,582
Selling, General and Administrative Expenses	99,011	70,594
OPERATING INCOME	16,387	22,988

Interest Expense	6,793	2,094
Other Expense	1,014	519

INCOME BEFORE INCOME TAX EXPENSE	8,580	20,375
Income Tax Expense	1,521	5,291

Net Income	$7,059	$15,084

Earnings Per Share – Basic	$0.12	$0.25

Earnings Per Share – Diluted	$0.12	$0.25

Common Shares Outstanding – Basic	59,632	59,671
Common Shares Outstanding – Diluted	59,642	59,717

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED

	MARCH 31, 2019	APRIL 1, 2018

Net Income	$7,059	$15,084
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	(5,203)	8,830
Other Comprehensive (Loss) Income, Cash Flow Hedge	(3,306)	1,632
Other Comprehensive Loss, Pension Liability Adjustment	(91)	(2,216)
Comprehensive Income (Loss)	$(1,541)	$23,330

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED

	MARCH 31, 2019	APRIL 1, 2018
OPERATING ACTIVITIES:
Net income	$7,059	$15,084
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	11,344	8,731
Stock compensation amortization expense	2,817	2,858
Deferred income taxes and other	(6,088)	1,800
Amortization of acquired intangible assets	1,909	0
Working capital changes:
Accounts receivable	13,729	6,338
Inventories	(28,855)	(17,240)
Prepaid expenses and current assets	(5,692)	(16,273)
Accounts payable and accrued expenses	(7,924)	(7,077)

CASH USED IN OPERATING ACTIVITIES	(11,701)	(5,779)

INVESTING ACTIVITIES:
Capital expenditures	(19,968)	(7,431)
Other	(44)	264

CASH USED IN INVESTING ACTIVITIES	(20,012)	(7,167)

FINANCING ACTIVITIES:
Repayments of long-term debt	(8,893)	(3,750)
Borrowing of long-term debt	33,000	17,210
Tax withholding payments for share-based compensation	(2,627)	(987)
Proceeds from issuance of common stock	60	124
Dividends paid	(3,900)	(3,868)
Repurchase of common stock	0	(14,485)

CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES:	17,640	(5,756)

Net cash used in operating, investing and financing activities	(14,073)	(18,702)
Effect of exchange rate changes on cash	56	(478)

CASH AND CASH EQUIVALENTS:
Net change during the period	(14,017)	(19,180)
Balance at beginning of period	80,989	87,037

Balance at end of period	$66,972	$67,857

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – CONDENSED FOOTNOTES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 30, 2018, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 30, 2018, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Each of the first quarters of 2019 and 2018 were comprised of 13 weeks.

NOTE 2 – REVENUE RECOGNITION

Effective January 1, 2018, the Company adopted a new accounting standard with regard to revenue from customers. The Company elected the modified retrospective approach for adoption of this new standard, as is allowed by the standard. The Company did not have any significant impact from this standard as of the date of the adoption.

Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue for the first quarter of 2019. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material.

Disaggregation of Revenue

For the first quarter of 2019, revenue from the Company’s customers is broken down by geography as follows:

Geography	Percentage of Net Sales
Americas	54.0%
Europe	31.2%
Asia-Pacific	14.8%

Impairment Losses

The Company does not recognize any impairment losses related to its revenue contracts due primarily to the short-term and straightforward nature of these contracts.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2019	December 30, 2018
	(In thousands)
Finished Goods	$212,661	$180,847
Work in Process	13,551	17,762
Raw Materials	59,526	60,048
Inventories, net	$285,738	$258,657

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

	Three Months Ended
	March 31, 2019	April 1, 2018
Earnings Per Share:
Basic Earnings Per Share:
Distributed Earnings	$0.07	$0.06
Undistributed Earnings	0.05	0.19
Total	$0.12	$0.25

Diluted Earnings Per Share:
Distributed Earnings	$0.07	$0.06
Undistributed Earnings	0.05	0.19
Total	$0.12	$0.25

Basic earnings per share	$0.12	$0.25
Diluted earnings per share	$0.12	$0.25

The following table presents net income that was attributable to participating securities.

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In millions)
Net Income Attributable to Participating Securities	$0.1	$0.2

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Weighted Average Shares Outstanding	59,065	59,069
Participating Securities	567	602
Shares for Basic Earnings Per Share	59,632	59,671
Dilutive Effect of Stock Options	10	46
Shares for Diluted Earnings Per Share	59,642	59,717

For the three months ended March 31, 2019, and April 1, 2018, there were no stock options or participating securities excluded from the computation of diluted EPS.

NOTE 5 – LONG-TERM DEBT

Syndicated Credit Facility

 On August 7, 2018, the Company amended and restated its syndicated credit facility (the “Facility”) in connection with the nora Holding GmbH (“nora”) acquisition. The purpose of the amended and restated Facility was to fund the nora purchase price and related fees and expenses of the acquisition, and to increase the credit available to the Company and its subsidiaries following the closing of the nora acquisition in view of the larger enterprise. At March 31, 2019, the amended and restated Facility provided to the Company and certain of its subsidiaries a multicurrency revolving loan and U.S. denominated and multicurrency term loans. Interest on base rate loans was charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit were charged at varying rates computed by applying a margin over the applicable LIBOR rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company paid a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

In connection with the amended and restated Facility as discussed above, the Company recorded $8.8 million of debt issuance costs in the third quarter of 2018 associated with the new term loans that are reflected as a reduction of long-term debt in accordance with applicable accounting standards.  As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of March 31, 2019, the unamortized debt costs recorded as a reduction of long-term debt were $7.6 million.

As of March 31, 2019, the Company had outstanding $606.0 million of term loan borrowing and $43.6 million of revolving loan borrowings under the Facility, and had $2.5 million in letters of credit outstanding under the Facility. As of March 31, 2019, the weighted average interest rate on borrowings outstanding under the Facility was 3.87%.

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

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $9.5 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of March 31, 2019, there were no borrowings outstanding under these lines of credit.

NOTE 6 – DERIVATIVE INSTRUMENTS

 Interest Rate Risk Management

In the third quarter of 2017 and the first quarter of 2019, the Company entered into interest rate swap transactions of $100 million and $150 million, respectively, to fix the variable interest rate on a portion of its term loan borrowing in order to manage a portion of its exposure to interest rate fluctuations. The Company’s objective and strategy with respect to these interest rate swaps is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability to cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in LIBOR, the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the outstanding swap notional amounts.

Cash Flow Interest Rate Swap

Both of the interest rate swaps described above are designated and qualify as cash flow hedges of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swaps as a component of other comprehensive income (or other comprehensive loss). Gains or losses (if any) on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of other expense (or other income) in the Consolidated Condensed Statement of Operations and as a component of operating activities in the Consolidated Condensed Statement of Cash Flows. The aggregate notional amount of the interest rate swaps as of March 31, 2019 was $250 million.

Forward Contracts

Our nora operations are party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas. The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales. The Company is meeting its objective by hedging the risk of changes in its cash flows (intercompany payments for inventory) attributable to changes in the U.S. dollar/Euro exchange rate (the “hedged risk”). Changes in fair value attributable to components other than exchange rates will be excluded from the assessment of effectiveness and amortized to earnings on a straight-line basis. Changes in fair value related to the effective portion of these contracts will be reflected as a component of other comprehensive income (or other comprehensive loss). A portion of these forward contracts expire each month, with the final contract expiring in September of 2019. These contracts cover approximately 70% of the expected intercompany sales activity between the nora European manufacturing facility and the U.S. subsidiary and at this time the Company believes these are probable transactions given historical performance as well as budget projections. As of March 31, 2019, the notional value of these forward currency contracts and the future intercompany sales these instruments hedge is approximately $24 million.

The table below sets forth the fair value of derivative instruments as of March 31, 2019 (in thousands):

	Asset Derivatives as of		Liability Derivatives as of
	March 31, 2019		March 31, 2019
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0	Accrued expenses	$115
Interest rate swap contracts	Other current assets	828	Accrued expenses	1,977
		$828		$2,092

The table below sets forth the fair value of derivative instruments as of December 30, 2018 (in thousands):

	Asset Derivatives as of		Liability Derivatives as of
	December 30, 2018		December 30, 2018
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$651	Other current liabilities	-
Interest rate swap contracts	Other current assets	$1,794	Other current liabilities	-
		$2,445		-

      There was no significant impact to earnings from the changes in fair value of derivatives designated as cash flow hedges or from amounts excluded from the assessment of hedge effectiveness during the three months ended March 31, 2019. There was no significant impact from the reclassification of hedged items from accumulated other comprehensive income during the three months ended March 31, 2019. The amount of hedged items expected to be reclassified from accumulated other comprehensive income in the next 12 months is not significant.

      The following table summarizes the pre-tax impact that changes in the fair value of derivatives designated as cash flow hedges and included in the assessment of hedge effectiveness had on accumulated other comprehensive income during the three months ended March 31, 2019 (in thousands):

Loss Recognized in Accumulated
Three months ended March 31, 2019	Other Comprehensive Income
Foreign currency contracts	$363
Interest rate swap contracts	2,943
$3,306

NOTE 7 – SHAREHOLDERS’ EQUITY

The following tables depict the activity in the accounts which make up shareholders equity for the three months ended March 31, 2019 and April 1, 2018:

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(In thousands)
Balance, at December 30, 2018	59,508	$5,951	$270,269	$222,214	$(43,610)	$(101,487)	$1,326
Net income	0	0	0	7,059	0	0	0
Stock issuances under employee plans	509	51	379	0	0	0	0
Other issuances of common stock	224	22	3,900	0	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(3,922)	0	0	0	0
Cash dividends paid	0	0	0	(3,900)	0	0	0
Forfeitures and compensation expense related to stock awards	(225)	(22)	29	0	0	0	0
Share Repurchases	0	0	0	0	0	0	0
Pension liability adjustment	0	0	0	0	(91)	0	0
Foreign currency translation adjustment	0	0	0	0	0	(5,203)	0
Cash flow hedge unrealized loss	0	0	0	0	0	0	(3,306)
Balance, at March 31, 2019	60,016	$6,002	$270,655	$225,373	$(43,701)	$(106,690)	$(1,980)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(In thousands)
Balance, at December 31, 2017	59,806	$5,981	$271,271	$187,433	$(56,554)	$(78,943)	$904
Net income	0	0	0	15,084	0	0	0
Stock issuances under employee plans	175	17	102	0	0	0	0
Other issuances of common stock	187	19	4,769	0	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(4,788)	0	0	0	0
Cash dividends paid	0	0	0	(3,868)	0	0	0
Forfeitures and compensation expense related to stock awards	(55)	(6)	3,185	0	0	0	0
Share Repurchases	(615)	(61)	(14,424)	0	0	0	0
Pension liability adjustment	0	0	0	0	(2,216)	0	0
Foreign currency translation adjustment	0	0	0	0	0	8,830	0
Cash flow hedge unrealized gain	0	0	0	0	0	0	1,632
Balance, at April 1, 2018	59,498	$5,950	$260,115	$198,649	$(58,770)	$(70,113)	$2,536

Repurchase of Common Stock

In the second quarter of 2017, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. As of the end of the first quarter of 2019, approximately $25.1 million of shares remained authorized for repurchase under the program.

During the first quarter of 2019, the Company did not repurchase or retire any shares of common stock pursuant to this share repurchase program.

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

All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first quarter of 2019 or 2018.

As of March 31, 2019, there were 27,500 stock options outstanding and exercisable, at an average exercise price of $12.43 per share. There were no stock options granted in 2019 or 2018. There were 10,000 stock options exercised and 5,000 stock options forfeited in the first quarter of 2019. There were 10,000 stock options exercised in the first quarter of 2018 and no forfeitures in the first quarter of 2018. The aggregate intrinsic value of the outstanding and exercisable stock options was $0.1 million as of March 31, 2019.

Restricted Stock Awards

During the three months ended March 31, 2019 and April 1, 2018, the Company granted restricted stock awards for 224,000 and 192,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $0.8 million and $1.1 million for the three months ended March 31, 2019, and April 1, 2018, respectively. The Company estimates forfeitures for restricted stock and reduces compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of March 31, 2019, as well as activity during the three months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	549,000	$27.65
Granted	224,000	17.54
Vested	188,000	18.24
Forfeited or canceled	18,000	21.16
Outstanding at March 31, 2019	567,000	$26.98

As of March 31, 2019, the unrecognized total compensation cost related to unvested restricted stock was $6.9 million. That cost is expected to be recognized by the end of 2022.

Performance Share Awards

During the three months ended March 31, 2019 and April 1, 2018, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the performance shares outstanding as of March 31, 2019, as well as the activity during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	759,500	$20.17
Granted	344,500	17.54
Vested	470,500	18.84
Forfeited or canceled	34,500	20.59
Outstanding at March 31, 2019	599,000	$19.67

Compensation expense related to the performance shares was $2.0 million and $1.8 million for the three months ended March 31, 2019, and April 1, 2018, respectively. Unrecognized compensation expense related to these performance shares was approximately $7.6 million as of March 31, 2019. That cost is expected to be recognized by the end of 2022.

The tax benefits recognized with regard to restricted stock and performance shares were approximately $0.6 million in the first quarter of 2019.

NOTE 8 – LEASES

General

On December 31, 2018, the Company adopted the new lease standard using the transition methodology allowed by the standard to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative prior year periods presented in these financial statements continue to be in accordance with previous GAAP. We have operating and finance leases for manufacturing equipment, corporate offices, showrooms, distribution facilities, design centers, as well as computer and office equipment. Our leases have terms ranging from 1 to 20 years, some of which may include options to extend the lease term for up to 5 years, and certain leases may include an option to terminate the lease. Our lease terms may include these options to extend or terminate a lease when it is reasonably certain that we will exercise that option.

We record a right-of-use asset and lease liability for operating and finance leases once a contract that contains a lease is executed. The right-of-use asset is measured as the present value of the lease obligation. The discount rate used to calculate the present value of the lease liability was the Company’s incremental borrowing rate for the applicable geographical region.

As of March 31, 2019, there are no significant right-of-use assets and lease obligations from leases that have not commenced as of the end of the first quarter.

The table below represents a summary of the balances recorded in the consolidated condensed balance sheet related to our leases as of March 31, 2019:

	March 31, 2019
	(In thousands)

Balance Sheet Location	Operating Leases	Finance Leases

Operating lease right-of-use assets	$113,640

Current portion of operating lease liabilities	$16,014
Operating lease liabilities	97,316
Total operating lease liabilities	$113,330

Property and equipment		$3,512

Accrued expenses		$986
Other long-term liabilities		977
Total finance lease liabilities		$1,963

Lease Costs

Three Months Ended
March 31, 2019
Lease cost	(In thousands)
Finance lease cost:
Amortization of right-of-use assets	$146
Interest on lease liabilities	8
Operating lease cost	5,671
Short-term lease cost	738
Variable lease cost	145
Total lease cost	$6,708

Other supplemental information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	8
Operating cash flows from operating leases	5,110
Financing cash flows from finance leases	246
Right-of-use assets obtained in exchange for new finance lease liabilities	0
Right-of-use assets obtained in exchange for new operating lease liabilities	2,467
Weighted-average remaining lease term – finance leases (in years)	2.04
Weighted-average remaining lease term – operating leases (in years)	10.94
Weighted-average discount rate – finance leases	1.50%
Weighted-average discount rate – operating leases	5.79%

Maturity Analysis

Maturity analysis of lease payments under non-cancellable leases were as follows:

FISCAL YEAR	OPERATING LEASES	FINANCE LEASES
	(In thousands)
2019 (excluding first quarter of 2019)	$16,482	$756
2020	20,239	942
2021	15,854	294
2022	12,748	0
2023	10,833	0
Thereafter	82,454	0
Total future minimum lease payments (undiscounted)	158,610	1,992
Less: Present value discount	(45,280)	(29)
Total lease liability	$113,330	$1,963

At December 30, 2018, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

FISCAL YEAR	AMOUNT
(In thousands)
2019	$26,113
2020	22,066
2021	16,453
2022	8,692
2023	5,186
Thereafter	15,237

Practical Expedients and Policy Elections

The Company elected the package of practical expedients permitted under the transition guidance of the new lease standard, which, among other things, allows us to carryforward the historical lease classification and not reassess any initial direct costs for existing leases. In addition, we elected the hindsight practical expedient to determine the lease term, which allows us to use hindsight when considering the impact of options to extend or terminate a lease as well as the option to purchase the underlying asset. We also made an accounting policy election not to separate lease and non-lease components for all asset classes, except for data center assets, and will account for the lease payments as a single component.

We made an accounting policy election to exclude leases with an initial term of 12 months or less from the calculation of the right-of-use asset and lease liability recorded on the consolidated condensed balance sheet. These leases primarily represent month-to-month operating leases for vehicles and office equipment where we were reasonably certain that we would not elect an option to extend the lease.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month periods ended March 31, 2019 and April 1, 2018, respectively:

	Three Months Ended
Defined Benefit Retirement Plans (Europe)	March 31, 2019	April 1, 2018
	(In thousands)
Service cost	$185	$187
Interest cost	1,281	1,353
Expected return on assets	(1,445)	(1,602)
Amortization of prior service cost	16	7
Amortization of net actuarial (gains)/losses	253	288
Net periodic benefit cost	$290	$233

	Three Months Ended
Salary Continuation Plan (SCP)	March 31, 2019	April 1, 2018
	(In thousands)
Service cost	$0	$0
Interest cost	288	270
Amortization of prior service cost	0	0
Amortization of net actuarial (gains)/losses	94	116
Net periodic benefit cost	$382	$386

Three Months Ended
Nora Defined Benefit Plan	March 31, 2019
(In thousands)
Service cost	$217
Interest cost	174
Net periodic benefit cost	$391

In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within earnings from operations in the consolidated condensed statement of operations, while all other components of net periodic benefit costs are presented within other expenses in the consolidated condensed statement of operations.

NOTE 10 – ACQUISITION OF NORA

   On August 7, 2018, the Company completed the acquisition of nora Holdings GmbH (nora) for a purchase price of €385.1 million, or $447.2 million at the exchange rate as of the transaction date, including acquired cash of €40.0 million ($46.5 million) for a net purchase price of €345.1 million ($400.7 million).

 The transaction was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recorded at their fair market values as of the acquisition date. The results of operations for this acquisition have been consolidated with those of the Company from the acquisition date forward.  Tangible assets and liabilities of nora systems GmbH were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis. As of March 31, 2019, the estimated fair values of the assets acquired and liabilities assumed are not final. The provisional amount for assumed tax liabilities is subject to revision.

       The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The amounts represent a provisional measurement of the fair values, and are therefore subject to change:

As of August 7th, 2018
(In thousands)

Assets acquired (excluding goodwill)	$359,335
Liabilities assumed	(96,868)
Net assets acquired	262,467
Purchase price	447,192
Goodwill, excess of purchase price	$184,725

On August 7, 2018, acquired intangible assets of $103.3 million include $60.8 million of trademarks and tradenames that are not subject to amortization and will instead be subject to annual impairment testing, or more frequent testing should there be a significant change in business conditions. The remaining intangible assets include developed technology of $39.1 million that will be amortized on a straight-line basis over the estimated useful life of 7 years and backlog of $3.4 million that will be amortized on a straight-line basis over the estimated useful life of six months. The acquired inventory includes a step-up of inventory to fair value of approximately $26.6 million which will be recognized in earnings over the expected turns of the inventory. This step-up of inventory to fair value was fully amortized by the end of 2018.

The 2018 period below represents the pro forma consolidated statement of operations as if nora had been included in the consolidated results of the Company as of January 1, 2018.  These are estimated for pro forma purposes only and do not necessarily reflect what the consolidated results of the Company would have been had the Company owned nora as of the first day of 2018.

Pro Forma Consolidated Statement of Operations
Three months ended
April 1, 2018
(In thousands)
Revenue	$297,098
Net income	14,272

Pro forma net income for 2018 excludes any transaction related costs as these are non-recurring costs for the combined Company.

NOTE 11 – SEGMENT INFORMATION

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(in thousands)
Three Months Ended March 31, 2019:

Net Sales	$160,626	$93,050	$44,012	$297,688
Depreciation and amortization	3,251	4,680	2,132	10,063
Total assets	507,577	544,598	197,330	1,249,505

Three Months Ended April 1, 2018:

Net Sales	$135,225	$66,556	$38,782	$240,563
Depreciation and amortization	3,611	2,254	2,208	8,073

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
DEPRECIATION AND AMORTIZATION	March 31, 2019	April 1, 2018
	(In thousands)
Total segment depreciation and amortization	$10,063	$8,073
Corporate depreciation and amortization	1,281	658
Reported depreciation and amortization	$11,344	$8,731

ASSETS	March 31, 2019
(In thousands)
Total segment assets	$1,249,505
Corporate assets and eliminations	155,562
Reported total assets	$1,405,067

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $1.1 million and $1.9 million for the quarters ended March 31, 2019 and April 1, 2018, respectively. Income tax payments amounted to $11.3 million and $9.8 million for the three month periods ended March 31, 2019 and April 1, 2018, respectively.

NOTE 13 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard regarding leases.  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted the new lease standard on December 31, 2018, using the modified retrospective approach and recorded operating lease right-of-use assets and operating lease liabilities for approximately $115 million respectively, with no cumulative-effect adjustment to retained earnings. The Company elected to apply the practical expedients allowed by the standard, which resulted in the Company not having to reassess whether expired or existing contracts contained a lease as well as retaining the historical classification of our leases. The Company also elected the hindsight practical expedient in evaluating lessee options and elected to combine lease and non-lease components in calculating the right-of-use asset and lease liability for all leases, except data center assets. See Note 8 entitled “Leases” for additional information.

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

In February 2018, the FASB issued a new accounting standard to address a narrow-scope financial reporting issue that arose as a consequence of the U.S. Tax Cuts and Jobs Act. Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income), such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate (the difference is referred to as stranded tax effects). The new guidance allows for a reclassification of these amounts to retained earnings, thereby eliminating these stranded tax effects. The new guidance is effective for interim and annual periods beginning after December 15, 2018. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements as the Company did not elect to reclassify stranded tax effects into retained earnings.

In June 2018, the FASB issued a new accounting standard to address non-employee share-based payments. This standard will require that the accounting treatment for non-employee share-based payments for goods or services be consistent with current GAAP for employee share-based payments, including measurement of awards at grant-date fair value and the application of probability to evaluate performance conditions. This standard will also eliminate the current GAAP requirement to reassess the classification of non-employee share-based payments awards upon vesting. The new guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 14 – INCOME TAXES

The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate and records discrete tax items in the period in which they occur. In the first quarter of 2019, the Company’s effective tax rate was 17.7%, as compared to 26.0% in the first quarter of 2018.  For the first quarter of 2019, the effective tax rate decreased due to the favorable impact of discrete items recognized during the period related to company-owned life insurance and unrecognized tax benefits.

Accounting standards require that all tax positions be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first three months of 2019, the Company decreased its liability for unrecognized tax benefits by $0.2 million. As of March 31, 2019, the Company had accrued approximately $27.9 million for unrecognized tax benefits.  In accordance with applicable accounting standards, the Company’s deferred tax asset as of March 31, 2019 reflects a reduction for $2.8 million of these unrecognized tax benefits.

NOTE 15 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first quarter of 2019, the Company did not reclassify any significant amounts out of accumulated other comprehensive income. The reclassifications that occurred in that period were primarily comprised of $0.4 million related to the Company’s defined benefit retirement plan and salary continuation plan. These reclassifications were included in the other expenses line item of the Company’s consolidated condensed statement of operations.

NOTE 16 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

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

As a result of this plan, the Company recorded a pre-tax restructuring and asset impairment charge in the fourth quarter of 2018 of approximately $20.5 million.  The charge was comprised of severance expenses (approximately $10.8 million), impairment of assets (approximately $8.6 million) and other items (approximately $1.1 million).  The charge was expected to result in future cash expenditures of $12.0 million, primarily for severance payments (approximately $10.8 million).  The restructuring plan is expected to be substantially completed in the first half of 2019, and is expected to yield gross annual savings of approximately $12 million beginning in fiscal 2019.  The Company expects to redeploy in 2019 essentially all of the anticipated savings toward the funding of sales and strategic growth initiatives, yielding negligible net savings on the Company’s income statement.

A summary of these 2018 restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2018	Costs Incurred in 2019	Balance at March 31, 2019
	(in thousands)
Workforce Reduction	$10,816	$53	$1,813	$8,950
Asset Impairment	8,569	8,569	0	0
Other Exit Costs	1,144	0	18	1,126

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, under Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, March 31, 2019, and the comparable period of 2018 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018, as updated by the additional risk factor included in Item 1A of Part II of this Quarterly Report, which discussions are hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Acquisition of Nora Systems

On August 7, 2018, the Company completed the acquisition of nora Holdings GmbH (nora) for a purchase price of €385.1 million, or $447.2 million at the exchange rate as of the transaction date, including acquired cash of €40.0 million ($46.5 million) for a net purchase price of €345.1 million ($400.7 million). Nora is an industry leader in the rubber flooring market, and this acquisition is expected to advance the Company’s growth strategy in expanding market segments, particularly in the healthcare, life sciences and education market segments.

General

During the quarter ended March 31, 2019, net sales were $297.7 million compared with net sales of $240.6 million in the first quarter last year.  The 2019 period was positively impacted by growth in LVT plus the inclusion of revenue from the nora acquisition, which generated net sales of $60.1 million for the 2019 first quarter. Fluctuations in currency exchange rates had a negative impact of approximately $8.0 million on sales for the 2019 first quarter compared with the prior year period.  This impact was primarily a result of the weakening of the Euro, British pound sterling, and Australian dollar against the U.S. dollar.

During the first quarter of 2019, net income was $7.1 million, or $0.12 per diluted share, compared with $15.1 million, or $0.25 per diluted share, in the first quarter last year. The first quarter of 2019 included the results of the acquired nora business and non-recurring expenses to bring the Company’s global sales organization together for a meeting to accelerate the nora integration, advance our selling system transformation, and engage the sales force in the Company’s sustainability mission. First quarter 2019 results also included amortization of acquired intangible assets of $1.9 million.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our Consolidated Condensed Statements of Operations for the three-month periods ended March 31, 2019 and April 1, 2018, respectively:

	Three Months Ended
	March 31, 2019	April 1, 2018
Net sales	100.0%	100.0%
Cost of sales	61.2	61.1
Gross profit on sales	38.8	38.9
Selling, general and administrative expenses	33.3	29.3
Restructuring and asset impairment charge	0.0	0.0
Operating income	5.5	9.6
Interest/Other expense	2.6	1.1
Income before tax expense	2.9	8.5
Income tax expense	0.5	2.2
Net income	2.4	6.3

Net Sales

Below is information regarding net sales, and analysis of those results, for the three-month periods ended March 31, 2019, and April 1, 2018, respectively.

	Three Months Ended		Percentage
	March 31, 2019	April 1, 2018	Change
	(In thousands)
Net Sales	$297,688	$240,563	23.7%

For the quarter ended March 31, 2019, net sales increased $57.1 million (23.7%) versus the comparable period in 2018.  Currency fluctuations had an approximately $8.0 million (3.4%) negative impact on first quarter 2019 sales compared to the first quarter of 2018.  This currency impact was mostly due to the weakening of the Euro, British pound sterling and Australian dollar against the U.S. dollar.  On a geographic basis, sales increased across all geographies with Americas increasing 19%, Europe increasing 40% (52% in local currency) and Asia-Pacific increasing 14%. Sales increases in the Americas was due primarily to the impact of the nora acquisition, and growth in LVT and modular carpet. The modular carpet and LVT sales increase in the Americas was most pronounced in the corporate office segment, although healthcare, retail and education also showed growth for the period. Sales of our rubber flooring products from the acquired nora business was primarily in the corporate office segment. The sales increase in Europe was due primarily to the impact of the nora acquisition, and growth in LVT. In Europe, the sales increase was, as noted, impacted by the weakening of the Euro and British pound.  In Europe, the growth in local currency of 52% was primarily due to sales from our rubber flooring products and growth in LVT. On a segment basis, the sales increase in Europe was most significant in the corporate office segment.  The sales increase in Asia-Pacific was due primarily to the impact of the nora acquisition.  The sales increase in Asia-Pacific was impacted by the weakening of the Australian dollar. On a segment basis, the sales increase in the Asia-Pacific region was primarily in the corporate office segment.

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative expenses for the three-month periods ended March 31, 2019, and April 1, 2018, respectively:

	Three Months Ended		Percentage
Cost and Expenses	March 31, 2019	April 1, 2018	Change
	(In thousands)
Cost of sales	$182,290	$146,981	24.0%
Selling, general and administrative expenses	99,011	70,594	40.3%
Total	$281,301	$217,575	29.3%

For the quarter ended March 31, 2019, cost of sales increased $35.3 million (24.0%) compared to the first quarter of 2018.  Included in the 2019 period were cost of sales of $39.5 million for the acquired nora business, which included amortization related to acquired intangible assets of $1.9 million. Currency fluctuations had an approximately $5.0 million (3.4%) positive impact on the comparison.  Apart from the nora acquisition impacts, the increase in cost of sales was largely attributable to the increase in sales for the first quarter of 2019, as described above.  As a percentage of sales, our cost of sales increased to 61.2% for the first quarter of 2019 versus 61.1% for the first quarter of 2018, primarily due to the impact of the acquired nora business.

For the quarter ended March 31, 2019, selling, general and administrative (“SG&A”) expenses increased $28.4 million (40.3%) versus the comparable period in 2018.  Included in the 2019 period are SG&A expenses of $21.6 million for the acquired nora business. Fluctuations in currency rates had a $1.9 million (2.7%) positive impact on the comparison.  The increase in SG&A expense was also due to higher selling expenses related to bringing the Company’s global sales organization together for a meeting to accelerate the nora integration, advancing our selling system transformation, and engaging the sales force in the Company’s sustainability mission. As a percentage of sales, SG&A expenses increased to 33.3% for the first quarter of 2019 versus 29.3% for the first quarter of 2018.

Interest Expense

For the three-month period ended March 31, 2019, interest expense increased by $4.7 million to $6.8 million, versus $2.1 million for the three-month period ended April 1, 2018. This increase was a result of (1) additional debt incurred to complete the nora acquisition, and (2) higher average interest rates on our borrowings in the first quarter of 2019 as compared to the first quarter of 2018.

Liquidity and Capital Resources

General

At March 31, 2019, we had $67.0 million in cash. At that date, we had $606.0 million in term loan borrowing, $43.6 million of revolving loan borrowings and $2.5 million in letters of credit outstanding under the Syndicated Credit Facility. As of March 31, 2019, we could have incurred $253.9 million of additional borrowings under the Syndicated Credit Facility. In addition, we could have incurred an additional $9.5 million of borrowings under other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

We exited the quarter ended March 31, 2019 with $67.0 million in cash, a decrease of $14.0 million during the first three months of the year. The most significant factors in the decrease were cash outflows for investing activities as we used $20.0 million for capital expenditures during the first three months of 2019. Cash used for financing activities included (1) $8.9 million of cash used for the required amortization payment under our amended Syndicated Credit Facility, and (2) dividends paid on our common stock of $3.9 million. These financing outflows were offset by borrowings of $33.0 million under our Syndicated Credit Facility. Cash flows from operations in the first three months of 2019 required a use of $11.7 million, with net income of $7.1 million offset by working capital uses of cash of (1) $28.9 million for increases in inventories, (2) increases in prepaid expense and other current assts of $5.7 million, and (3) a decrease in accounts payable and accrued expense of $7.9 million. These working capital uses of cash were partially offset by a decrease in account receivable of $13.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, under Item 7A of that Form 10-K. The discussion here focuses on the quarter ended March 31, 2019, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At March 31, 2019, we recognized a $5.2 million decrease in our foreign currency translation adjustment account compared to December 30, 2018, primarily because of the weakening of the Euro, Australian dollar and British pound against the U.S. dollar as of the end of the first quarter of 2019 compared to the end of 2018.

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

Because the debt outstanding under our Syndicated Credit Facility has variable interest rates based on an underlying prime lending rate or LIBOR rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate or LIBOR rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2018.

As of March 31, 2019, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.9 million or an increase in the fair value of our financial instruments of $12.1 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

As of March 31, 2019, a 10% decrease or increase in the fair market value of the Company’s cash flow interest rate swaps would lead to a decrease or increase in the recorded asset and liability values of $0.3 million.

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

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Based on the evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company received a letter in November 2017 from the Securities & Exchange Commission (the “SEC”) requesting that the Company voluntarily provide information and documents in connection with an investigation into the Company’s historical quarterly earnings per share (“EPS”) calculations and rounding practices during the period 2014-2017. The Company subsequently received subpoenas from the SEC in February 2018, July 2018 and April 2019 requesting additional documents and information. In the fourth quarter of 2018, the Company conducted at the SEC’s request an internal investigation into these and other related issues for seven quarters in 2015, 2016 and 2017.

On April 23, 2019, Gregory J. Bauer, the Company’s Vice President and Chief Accounting Officer, went on paid administrative leave from the Company after it was learned that in 2018 in the process of collecting materials from 2015, 2016 and 2017 for production to the SEC, he added certain notes to those materials that were then produced to the SEC. The Company believes at this time, however, that the after-the-fact inclusion of these notes had no impact on the EPS calculations that are the subject of the above-described investigation or on subsequent EPS calculations.

Since the inception of the investigation, the Company has cooperated and continues to cooperate with the SEC’s investigation.

We are subject to various other legal proceedings in the ordinary course of business, none of which the Company believes are required to be disclosed under this Item 1.

ITEM 1A. RISK FACTORS

      In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 30, 2018, as well as the following new risk factor, which updates the risk factors set forth in our annual report:

The SEC’s investigation into our earnings per share (“EPS”) calculations and rounding practices could result in potential sanctions or penalties, distraction to our management and result in litigation from third parties, each of which could adversely affect or cause variability in our results of operations and financial condition.

In November 2017, the SEC began an investigation into our EPS calculations and rounding practices. The investigation is ongoing and there can be no assurance that the SEC or another regulatory body will not make further regulatory inquiries or pursue further action that could result in significant costs and expenses including potential sanctions or penalties as well as distraction to management. In addition, the Company may be subject to litigation from third parties related to the matters under review by the SEC. Accordingly, the ongoing SEC investigation and/or any related litigation give rise to risks and uncertainties that could adversely affect or cause variability in our results of operations and financial condition. Such risks and uncertainties include, but are not limited to, uncertainty as to the scope, timing and ultimate findings of the matters under review by the SEC (collectively, the “investigation”); adverse effects of the investigation, including the potential financial impact on the Company in the event of an adverse outcome and on the market price of the Company’s common stock; the costs and expenses of the investigation, including legal fees and possible monetary penalties in the event of an adverse outcome; the risk of potential litigation or regulatory action arising from these matters; the timing of the review by, and the conclusions of, the Company’s auditor regarding these matters; the potential identification of deficiencies in internal control over financial reporting or disclosure controls and procedures and the impact of the same; and potential reputational damage that the Company may suffer as a result of the matters under investigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2019:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

December 31, 2018	0	$0	0	25,109,272
January 1-31, 2019(2)	48,639	15.51	0	25,109,272
February 1-28, 2019	0	0	0	25,109,272
March 1-31, 2019	0	0	0	25,109,272
Total	48,639	$15.51	0	25,109,272

(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2019, which commenced December 31, 2018 and ended March 31, 2019.

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

INTERFACE, INC.

Date: May 10, 2019	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann
Vice President
(Principal Financial Officer)