Form 10-Q
period 2019-06-30
INTERFACE INC
filed 2019-08-08
CIK 715787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.10 Par Value Per Share	TILE	Nasdaq Global Select Market

Shares outstanding of each of the registrant's classes of common stock at August 1, 2019:

Class	Number of Shares
Common Stock, $.10 par value per share	58,433,011

INTERFACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30, 2019	DECEMBER 30, 2018
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$84,256	$80,989
Accounts receivable, net	183,862	179,004
Inventories, net	271,790	258,657
Prepaid expenses and other current assets	42,946	40,229
Total current assets	582,854	558,879
Property and equipment, net	307,339	292,888
Operating lease right-of-use assets	114,494	0
Deferred tax asset	16,223	15,601
Goodwill and intangibles, net	353,743	343,542
Other assets	79,640	73,734

Total assets	$1,454,293	$1,284,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,643	$66,301
Accrued expenses	119,214	125,971
Current portion of operating lease liabilities	16,293	0
Current portion of long-term debt	31,105	31,315
Total current liabilities	234,255	223,587
Long-term debt	641,106	587,266
Operating lease liabilities	97,776	0
Deferred income taxes	41,437	26,488
Other long-term liabilities	87,606	92,640

Total liabilities	1,102,180	929,981

Commitments and contingencies

Shareholders’ equity
Preferred stock	0	0
Common stock	5,843	5,951
Additional paid-in capital	247,221	270,269
Retained earnings	251,009	222,214
Accumulated other comprehensive loss – foreign currency translation	(102,441)	(101,487)
Accumulated other comprehensive (loss) income – cash flow hedge	(6,647)	1,326
Accumulated other comprehensive loss – pension liability	(42,872)	(43,610)

Total shareholders’ equity	352,113	354,663

Total liabilities and shareholders’ equity	$1,454,293	$1,284,644

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018

NET SALES	$357,507	$283,626	$655,195	$524,189
Cost of Sales	218,917	174,478	401,207	321,459

GROSS PROFIT ON SALES	138,590	109,148	253,988	202,730
Selling, General and Administrative Expenses	95,698	75,445	194,709	146,039
OPERATING INCOME	42,892	33,703	59,279	56,691

Interest Expense	6,810	2,261	13,603	4,355
Other Expense	304	3,261	1,318	3,780

INCOME BEFORE INCOME TAX EXPENSE	35,778	28,181	44,358	48,556
Income Tax Expense	6,279	7,579	7,800	12,870

Net Income	$29,499	$20,602	$36,558	$35,686

Earnings Per Share – Basic	$0.50	$0.35	$0.61	$0.60

Earnings Per Share – Diluted	$0.50	$0.35	$0.61	$0.60

Common Shares Outstanding – Basic	59,285	59,493	59,459	59,582
Common Shares Outstanding – Diluted	59,291	59,538	59,465	59,627

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30, 2019	JULY 1, 2018	JUNE 30, 2019	JULY 1, 2018

Net Income	$29,499	$20,602	$36,558	$35,686
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	4,249	(20,773)	(954)	(11,943)
Other Comprehensive (Loss) Income, Cash Flow Hedge	(4,667)	647	(7,973)	2,279
Other Comprehensive Income, Pension Liability Adjustment	829	3,459	738	1,243
Comprehensive Income	$29,910	$3,935	$28,369	$27,265

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30, 2019	JULY 1, 2018
OPERATING ACTIVITIES:
Net income	$36,558	$35,686
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,698	17,190
Stock compensation amortization expense	4,832	5,616
Deferred income taxes and other	(11,577)	(729)
Amortization of acquired intangible assets	3,252	0
Working capital changes:
Accounts receivable	(4,637)	(16,410)
Inventories	(13,349)	(24,281)
Prepaid expenses and current assets	(6,206)	(17,974)
Accounts payable and accrued expenses	(11,139)	5,890

CASH PROVIDED BY OPERATING ACTIVITIES	20,432	4,988

INVESTING ACTIVITIES:
Capital expenditures	(34,926)	(16,363)
Other	33	533

CASH USED IN INVESTING ACTIVITIES	(34,893)	(15,830)

FINANCING ACTIVITIES:
Repayments of long-term debt	(16,670)	(7,500)
Borrowing of long-term debt	70,000	23,210
Tax withholding payments for share-based compensation	(3,264)	(1,052)
Proceeds from issuance of common stock	60	124
Dividends paid	(7,763)	(7,735)
Repurchase of common stock	(25,154)	(14,485)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	17,209	(7,438)

Net cash provided by (used in) operating, investing and financing activities	2,748	(18,280)
Effect of exchange rate changes on cash	519	(1,774)

CASH AND CASH EQUIVALENTS:
Net change during the period	3,267	(20,054)
Balance at beginning of period	80,989	87,037

Balance at end of period	$84,256	$66,983

See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Recently Adopted Accounting Pronouncements

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

In February 2018, the FASB issued Accounting Standard Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to address a narrow-scope financial reporting issue that arose as a consequence of the U.S. Tax Cuts and Jobs Act. Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income), such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate (the difference is referred to as stranded tax effects). The new guidance allows for a reclassification of these amounts to retained earnings, thereby eliminating these stranded tax effects. The new guidance is effective for interim and annual periods beginning after December 15, 2018. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements as the Company did not elect to reclassify stranded tax effects into retained earnings.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” This standard will require that the accounting treatment for non-employee share-based payments for goods or services be consistent with current GAAP for employee share-based payments, including measurement of awards at grant-date fair value and the application of probability to evaluate performance conditions. This standard will also eliminate the current GAAP requirement to reassess the classification of non-employee share-based payments awards upon vesting. The new guidance is effective for interim and annual periods beginning after December 15, 2018. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other,” that provides for the elimination of Step 2 from the goodwill impairment test. Under the new guidance, impairment charges are recognized to the extent the carrying amount of a reporting unit exceeds its fair value with certain limitations. The new guidance is effective for any annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate that the adoption of the new standard will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate that the adoption of the new standard will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement.”  This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement service contract with the guidance to capitalize implementation costs of internal use software. The ASU also requires that the costs for implementation activities during the application development phase be capitalized in a hosting arrangement service contract, and costs during the preliminary and post implementation phase are expensed. The new guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard, but does not anticipate that the adoption will have a material effect on its consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION

Effective January 1, 2018, the Company adopted a new accounting standard with regard to revenue from customers. The Company elected the modified retrospective approach for adoption of this new standard, as is allowed by the standard. The Company did not have any significant impact from this standard as of the date of the adoption.

Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue for the six months ended June 30, 2019. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material.

Disaggregation of Revenue

For the six months ended June 30, 2019, revenue from the Company’s customers is broken down by geography as follows:

Geography	Percentage of Net Sales
Americas	56.2%
Europe	28.8%
Asia-Pacific	15.0%

Impairment Losses

The Company does not recognize any impairment losses related to its revenue contracts due primarily to the short-term and straightforward nature of these contracts.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2019	December 30, 2018
	(In thousands)
Finished Goods	$194,340	$180,847
Work in Process	17,326	17,762
Raw Materials	60,124	60,048
Inventories, net	$271,790	$258,657

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

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Earnings Per Share:

Basic Earnings Per Share:
Distributed Earnings	$0.07	$0.07	$0.13	$0.13
Undistributed Earnings	0.43	0.28	0.48	0.47
Total	$0.50	$0.35	$0.61	$0.60

Diluted Earnings Per Share:
Distributed Earnings	$0.07	$0.07	$0.13	$0.13
Undistributed Earnings	0.43	0.28	0.48	0.47
Total	$0.50	$0.35	$0.61	$0.60

Basic earnings per share	$0.50	$0.35	$0.61	$0.60
Diluted earnings per share	$0.50	$0.35	$0.61	$0.60

The following table presents net income that was attributable to participating securities:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
		(In millions)
Net Income Attributable to Participating Securities	$0.3	$0.2	$0.3	$0.3

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
		(In thousands)
Weighted Average Shares Outstanding	58,760	58,910	58,934	58,999
Participating Securities	525	583	525	583
Shares for Basic Earnings Per Share	59,285	59,493	59,459	59,582
Dilutive Effect of Stock Options	6	45	6	45
Shares for Diluted Earnings Per Share	59,291	59,538	59,465	59,627

For all periods presented, there were nostock options or participating securities excluded from the computation of diluted EPS.

NOTE 5 – LONG-TERM DEBT

Syndicated Credit Facility

 On August 7, 2018, the Company amended and restated its syndicated credit facility (the “Facility”) in connection with the nora Holding GmbH (“nora”) acquisition. The purpose of the amended and restated Facility was to fund the nora purchase price and related fees and expenses of the acquisition, and to increase the credit available to the Company and its subsidiaries following the closing of the nora acquisition in view of the larger enterprise. At June 30, 2019, the amended and restated Facility provided to the Company and certain of its subsidiaries a multicurrency revolving loan and U.S. denominated and multicurrency term loans. Interest on base rate loans was charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit were charged at varying rates computed by applying a margin over the applicable LIBOR rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company paid a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

In connection with the amended and restated Facility as discussed above, the Company recorded $8.8 million of debt issuance costs in the third quarter of 2018 associated with the new term loans that are reflected as a reduction of long-term debt in accordance with applicable accounting standards.  As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of June 30, 2019, the unamortized debt costs recorded as a reduction of long-term debt were $7.2 million.

As of June 30, 2019, the Company had outstanding $598.9 million of term loan borrowing and $80.5 million of revolving loan borrowings under the Facility, and had $2.5 million in letters of credit outstanding under the Facility. As of June 30, 2019, the weighted average interest rate on borrowings outstanding under the Facility was 3.88%.

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

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $9.5 million of other lines of credit available at interest rates ranging from 2.5% to 6.5%. As of June 30, 2019, there were no borrowings outstanding under these lines of credit.

NOTE 6 – DERIVATIVE INSTRUMENTS

 Interest Rate Risk Management

In the third quarter of 2017 and the first quarter of 2019, the Company entered into interest rate swap transactions in notional amounts of $100 million and $150 million, respectively, to fix the variable interest rate on a portion of its term loan borrowing in order to manage a portion of its exposure to interest rate fluctuations. The Company’s objective and strategy with respect to these interest rate swaps is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability to cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in LIBOR, the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the outstanding swap notional amounts.

Cash Flow Interest Rate Swap

Both of the interest rate swaps described above are designated and qualify as cash flow hedges of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swaps as a component of other comprehensive income (or other comprehensive loss). Gains or losses (if any) on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of other expense (or other income) in the consolidated condensed statement of operations and as a component of operating activities in the consolidated condensed statement of cash flows. The aggregate notional amount of the interest rate swaps as of June 30, 2019 was $250 million.

Forward Contracts

Our nora operations are party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas.  The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales.  The Company is meeting its objective by hedging the risk of changes in its cash flows (intercompany payments for inventory) attributable to changes in the U.S. dollar/Euro exchange rate (the “hedged risk”). Changes in fair value attributable to components other than exchange rates will be excluded from the assessment of effectiveness and amortized to earnings on a straight-line basis.  Changes in fair value related to the effective portion of these contracts will be reflected as a component of other comprehensive income (or other comprehensive loss). A portion of these forward contracts expire each month, with the final contract expiring in September of 2019.  As of June 30, 2019, the notional value of these forward currency contracts and the future intercompany sales these instruments hedge is approximately $12 million.

The table below sets forth the fair value of derivative instruments as of June 30, 2019 (in thousands):

	Asset Derivatives as of June 30, 2019		Liability Derivatives as of June 30, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$39	Accrued expenses	$0
Interest rate swap contracts	Other current assets	0	Accrued expenses	6,020
		$39		$6,020

The table below sets forth the fair value of derivative instruments as of December 30, 2018 (in thousands):

	Asset Derivatives as of December 30, 2018		Liability Derivatives as of December 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$651	Other current liabilities	-
Interest rate swap contract	Other current assets	$1,794	Other current liabilities	-
		$2,445		-

      There was no significant impact to earnings from the changes in fair value of derivatives designated as cash flow hedges or from amounts excluded from the assessment of hedge effectiveness during the three and six months ended June 30, 2019. There was no significant impact from the reclassification of hedged items from accumulated other comprehensive income during the three and six months ended June 30, 2019. The amount of hedged items expected to be reclassified from accumulated other comprehensive income in the next 12 months is not significant.

      The following table summarizes the pre-tax impact that changes in the fair value of derivatives designated as cash flow hedges and included in the assessment of hedge effectiveness had on accumulated other comprehensive income during the three and six months ended June 30, 2019 (in thousands):

Three months ended June 30, 2019	Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Foreign currency contracts	$204
Interest rate swap contracts	(4,871)
$(4,667)

Six months ended June 30, 2019	Gain (Loss) Recognized in Accumulated Other Comprehensive Income
Foreign currency contracts	$(159)
Interest rate swap contracts	(7,814)
$(7,973)

NOTE 7 – SHAREHOLDERS’ EQUITY

The following tables depict the activity in the accounts which make up shareholders’ equity for the three and six months ended June 30, 2019 and July 1, 2018:

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(In thousands)
Balance, at December 30, 2018	59,508	$5,951	$270,269	$222,214	$(43,610)	$(101,487)	$1,326
Net income	0	0	0	7,059	0	0	0
Stock issuances under employee plans	509	51	379	0	0	0	0
Other issuances of common stock	224	22	3,900	0	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(3,922)	0	0	0	0
Cash dividends paid	0	0	0	(3,900)	0	0	0
Forfeitures and compensation expense related to stock awards	(225)	(22)	29	0	0	0	0
Share repurchases	0	0	0	0	0	0	0
Pension liability adjustment	0	0	0	0	(91)	0	0
Foreign currency translation adjustment	0	0	0	0	0	(5,203)	0
Cash flow hedge unrealized loss	0	0	0	0	0	0	(3,306)
Balance, at March 31, 2019	60,016	$6,002	$270,655	$225,373	$(43,701)	$(106,690)	$(1,980)
Net income	0	0	0	29,499	0	0	0
Stock issuances under employee plans	2	0	6	0	0	0	0
Other issuances of common stock	(1)	0	0	0	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	52	0	0	0	0
Cash dividends paid	0	0	0	(3,863)	0	0	0
Forfeitures and compensation expense related to stock awards	(28)	(3)	1,506	0	0	0	0
Share repurchases	(1,556)	(156)	(24,998)	0	0	0	0
Pension liability adjustment	0	0	0	0	829	0	0
Foreign currency translation adjustment	0	0	0	0	0	4,249	0
Cash flow hedge unrealized gain	0	0	0	0	0	0	(4,667)
Balance, at June 30, 2019	58,433	$5,843	$247,221	$251,009	$(42,872)	$(102,441)	$(6,647)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(In thousands)
Balance, at December 31, 2017	59,806	$5,981	$271,271	$187,433	$(56,554)	$(78,943)	$904
Net income	0	0	0	15,084	0	0	0
Stock issuances under employee plans	175	17	102	0	0	0	0
Other issuances of common stock	187	19	4,769	0	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	(4,788)	0	0	0	0
Cash dividends paid	0	0	0	(3,868)	0	0	0
Forfeitures and compensation expense related to stock awards	(55)	(6)	3,185	0	0	0	0
Share repurchases	(615)	(61)	(14,424)	0	0	0	0
Pension liability adjustment	0	0	0	0	(2,216)	0	0
Foreign currency translation adjustment	0	0	0	0	0	8,830	0
Cash flow hedge unrealized loss	0	0	0	0	0	0	1,632
Balance, at April 1, 2018	59,498	$5,950	$260,115	$198,649	$(58,770)	$(70,113)	$2,536
Net income	0	0	0	20,602	0	0	0
Stock issuances under employee plans	4	0	35	0	0	0	0
Other issuances of common stock	0	0	0	0	0	0	0
Unamortized stock compensation expense related to restricted stock awards	0	0	0	0	0	0	0
Cash dividends paid	0	0	0	(3,868)	0	0	0
Forfeitures and compensation expense related to stock awards	(9)	(1)	2,135	0	0	0	0
Share repurchases	(0)	(0)	0	0	0	0	0
Pension liability adjustment	0	0	0	0	3,459	0	0
Foreign currency translation adjustment	0	0	0	0	0	(20,773)	0
Cash flow hedge unrealized gain	0	0	0	0	0	0	647
Balance, at July 1, 2018	59,493	$5,949	$262,285	$215,383	$(55,311)	$(90,886)	$3,183

Repurchase of Common Stock

In the second quarter of 2017, the Company adopted a share repurchase program in which the Company was authorized to repurchase up to $100 million of its outstanding shares of common stock. During the second quarter of 2019, the Company repurchased the remaining $25.2 million of its outstanding shares of common stock authorized pursuant to this share repurchase program, thus completing the program.

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

All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first six months of 2019 or 2018.

As of June 30, 2019, there were 27,500 stock options outstanding and exercisable, at an average exercise price of $12.43 per share. There were no stock options granted in 2019 or 2018. There were 10,000 stock options exercised and 5,000 stock options forfeited in the first six months of 2019. There were 10,000 stock options exercised in the first six months of 2018 and no forfeitures during those six months. The aggregate intrinsic value of the outstanding and exercisable stock options was $0.1 million as of June 30, 2019.

Restricted Stock Awards

During the six months ended June 30, 2019 and July 1, 2018, the Company granted restricted stock awards for 224,000 and 192,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a 1 to 3-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to restricted stock grants was $1.5 million and $2.0 million for the six months ended June 30, 2019, and July 1, 2018, respectively. The Company estimates forfeitures for restricted stock and reduces compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.

The following table summarizes restricted stock outstanding as of June 30, 2019, as well as activity during the six months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	549,000	$27.65
Granted	224,000	17.54
Vested	(211,000)	18.30
Forfeited or canceled	(37,000)	20.87
Outstanding at June 30, 2019	525,000	$27.57

As of June 30, 2019, the unrecognized total compensation cost related to unvested restricted stock was $5.7 million. That cost is expected to be recognized by the end of 2022.

Performance Share Awards

During the six months ended June 30, 2019 and July 1, 2018, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of 1 to 3 years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the performance shares outstanding as of June 30, 2019, as well as the activity during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	759,500	$20.17
Granted	344,500	17.54
Vested	(472,000)	18.85
Forfeited or canceled	(57,000)	20.42
Outstanding at June 30, 2019	575,000	$19.65

Compensation expense related to the performance shares was $3.3 million and $3.6 million for the six months ended June 30, 2019, and July 1, 2018, respectively. Unrecognized compensation expense related to these performance shares was approximately $6.0 million as of June 30, 2019. That cost is expected to be recognized by the end of 2022.

The tax benefits recognized with regard to restricted stock and performance shares were approximately $0.9 million for the six months ended June 30, 2019.

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

As of June 30, 2019, there are no significant right-of-use assets and lease obligations from leases that have not commenced as of the end of the second quarter.

The table below represents a summary of the balances recorded in the consolidated condensed balance sheet related to our leases as of June 30, 2019:

	June 30, 2019
	(In thousands)
Balance Sheet Location	Operating Leases	Finance Leases

Operating lease right-of-use assets	$114,494

Current portion of operating lease liabilities	$16,293
Operating lease liabilities	97,776
Total operating lease liabilities	$114,069

Property and equipment		$3,893

Accrued expenses		$1,122
Other long-term liabilities		1,096
Total finance lease liabilities		$2,218

Lease Costs

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease cost	(In thousands)
Finance lease cost:
Amortization of right-of-use assets	$278	$424
Interest on lease liabilities	11	19
Operating lease cost	5,930	11,601
Short-term lease cost	408	1,146
Variable lease cost	613	758
Total lease cost	$7,240	$13,948

Other supplemental information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$11	$19
Operating cash flows from operating leases	5,395	10,505
Financing cash flows from finance leases	271	517
Right-of-use assets obtained in exchange for new finance lease liabilities	551	551
Right-of-use assets obtained in exchange for new operating lease liabilities	4,069	6,536

June 30, 2019

Weighted-average remaining lease term – finance leases (in years)	2.30
Weighted-average remaining lease term – operating leases (in years)	10.86
Weighted-average discount rate – finance leases	1.98%
Weighted-average discount rate – operating leases	5.83%

Maturity Analysis

Maturity analysis of lease payments under non-cancellable leases were as follows:

Fiscal Year	Operating Leases	Finance Leases
	(In thousands)
2019 (excluding the six months ended June 30, 2019)	$11,410	$588
2020	20,723	1,104
2021	16,559	397
2022	13,397	110
2023	11,408	64
Thereafter	85,905	14
Total future minimum lease payments (undiscounted)	159,402	2,277
Less: Present value discount	(45,333)	(59)
Total lease liability	$114,069	$2,218

At December 30, 2018, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more consisted of the following:

Fiscal Year	Amount
(In thousands)
2019	$26,113
2020	22,066
2021	16,453
2022	8,692
2023	5,186
Thereafter	15,237
Total minimum rent commitments	$93,747

Practical Expedients and Policy Elections

The Company elected the package of practical expedients permitted under the transition guidance of the new lease standard, which, among other things, allows us to carry forward the historical lease classification and not reassess any initial direct costs for existing leases. In addition, we elected the hindsight practical expedient to determine the lease term, which allows us to use hindsight when considering the impact of options to extend or terminate a lease as well as the option to purchase the underlying asset. We also made an accounting policy election not to separate lease and non-lease components for all asset classes, except for data center assets, and will account for the lease payments as a single component.

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

NOTE 9 – EMPLOYEE BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for the three-month and six-month periods ended June 30, 2019 and July 1, 2018, respectively:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plans (Europe)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)		(In thousands)
Service cost	$184	$182	$369	$369
Interest cost	1,266	1,318	2,547	2,671
Expected return on assets	(1,428)	(1,562)	(2,873)	(3,164)
Amortization of prior service cost	16	8	32	15
Amortization of net actuarial losses	249	281	502	569
Net periodic benefit cost	$287	$227	$577	$460

	Three Months Ended		Six Months Ended
Salary Continuation Plan (SCP)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)		(In thousands)
Service cost	$0	$0	$0	$0
Interest cost	289	271	577	541
Amortization of prior service cost	0	0	0	0
Amortization of net actuarial losses	93	116	187	232
Net periodic benefit cost	$382	$387	$764	$773

	Three Months Ended	Six Months Ended
Nora Defined Benefit Plan	June 30, 2019	June 30, 2019
	(In thousands)	(In thousands)
Service cost	$216	$433
Interest cost	171	345
Net periodic benefit cost	$387	$778

In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within Operating Income in the consolidated condensed statement of operations, while all other components of net periodic benefit costs are presented within other expense in the consolidated condensed statement of operations.

NOTE 10 – ACQUISITION OF NORA

On August 7, 2018, the Company completed the acquisition of nora for a purchase price of €385.1 million, or $447.2 million at the exchange rate as of the transaction date, including acquired cash of €40.0 million ($46.5 million) for a net purchase price of €345.1 million ($400.7 million).

The transaction was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recorded at their fair market values as of the acquisition date. The results of operations for this acquisition have been consolidated with those of the Company from the acquisition date forward.  Tangible assets and liabilities of nora systems GmbH were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis. During the second quarter of 2019, the Company recognized a measurement period adjustment to adjust provisional amounts initially recorded for assumed deferred tax liabilities. This measurement period adjustment resulted in an increase to assumed deferred tax liabilities of $17.2 million and a corresponding increase to goodwill. As of June 30, 2019, the fair values of the assets acquired and liabilities assumed are final and include all measurement period adjustments.

       The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including all measurement period adjustments.

As of August 7th, 2018
(In thousands)

Assets acquired (excluding goodwill)	$359,335
Liabilities assumed	(114,049)
Net assets acquired	245,286
Purchase price	447,192
Goodwill, excess of purchase price	$201,906

On August 7, 2018, acquired intangible assets of $103.3 million include $60.8 million of trademarks and tradenames that are not subject to amortization and will instead be subject to annual impairment testing, or more frequent testing should there be a significant change in business conditions. The remaining intangible assets include developed technology of $39.1 million that will be amortized on a straight-line basis over the estimated useful life of 7 years and backlog of $3.4 million that will be amortized on a straight-line basis over the estimated useful life of 6 months. The acquired inventory includes a step-up of inventory to fair value of approximately $26.6 million which will be recognized in earnings over the expected turns of the inventory. This step-up of inventory to fair value was fully amortized by the end of 2018.

    The 2018 periods below represent the pro forma consolidated statement of operations as if nora had been included in the consolidated results of the Company as of January 1, 2018. These are estimated for pro forma purposes only and do not necessarily reflect what the consolidated results of the Company would have been had the Company owned nora as of the first day of 2018.

	Pro Forma Consolidated Statement of Operations

	Three months ended	Six months ended
	July 1, 2018	July 1, 2018
	(In thousands)
Revenue	$354,295	$651,393
Net income	28,471	42,743

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(In thousands)
Three Months Ended June 30, 2019:

Net Sales	$207,250	$95,665	$54,592	$357,507
Depreciation and amortization	3,300	4,651	2,108	10,059
Total assets	652,647	562,835	191,207	1,406,689

Three Months Ended July 1, 2018:

Net Sales	$176,380	$65,865	$41,381	$283,626
Depreciation and amortization	3,480	2,048	2,212	7,740

Six Months Ended June 30, 2019:

Net Sales	$367,876	$188,715	$98,604	$655,195
Depreciation and amortization	6,551	9,331	4,240	20,122

Six Months Ended July 1, 2018:

Net Sales	$311,605	$132,421	$80,163	$524,189
Depreciation and amortization	7,091	4,302	4,420	15,813

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
DEPRECIATION AND AMORTIZATION	June 30, 2019	July 1, 2018
	(In thousands)
Total segment depreciation and amortization	$10,059	$7,740
Corporate depreciation and amortization	1,295	719

Reported depreciation and amortization	$11,354	$8,459

	Six Months Ended
DEPRECIATION AND AMORTIZATION	June 30, 2019	July 1, 2018
	(In thousands)
Total segment depreciation and amortization	$20,122	$15,813
Corporate depreciation and amortization	2,576	1,377

Reported depreciation and amortization	$22,698	$17,190

ASSETS	June 30, 2019
(In thousands)
Total segment assets	$1,406,689
Corporate assets and eliminations	47,604

Reported total assets	$1,454,293

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest amounted to $12.0 million and $3.9 million for the six months ended June 30, 2019 and July 1, 2018, respectively. Income tax payments, net of refunds amounted to $16.4 million and $14.9 million for the six months ended June 30, 2019 and July 1, 2018, respectively.

NOTE 13 – INCOME TAXES

The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items.

For the six months ended June 30, 2019, the Company’s effective tax rate was 17.6%, as compared to 26.5% in the first six months of 2018.  The effective tax rate decreased due to the favorable impact of discrete items recognized during the second quarter of 2019 related to company-owned life insurance and the remeasurement of unrecognized tax benefits.

Accounting standards require that all tax positions be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first six months of 2019, the Company decreased its liability for unrecognized tax benefits by $2.5 million. As of June 30, 2019, the Company had accrued approximately $25.6 million for unrecognized tax benefits.  In accordance with applicable accounting standards, the Company’s deferred tax asset as of June 30, 2019 reflects a reduction for $2.8 million of these unrecognized tax benefits.

NOTE 14 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During the first six months of 2019, the Company reclassified $0.7 million out of accumulated other comprehensive income related to the Company’s defined benefit retirement plans and salary continuation plan. These reclassifications were included in the other expenses line item of the Company’s consolidated condensed statement of operations.

NOTE 15 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

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

As a result of this plan, the Company recorded a pre-tax restructuring and asset impairment charge in the fourth quarter of 2018 of approximately $20.5 million.  The charge was comprised of severance expenses (approximately $10.8 million), impairment of assets (approximately $8.6 million) and other items (approximately $1.1 million).  The charge was expected to result in future cash expenditures of $12.0 million, primarily for severance payments (approximately $10.8 million).  The restructuring plan is expected to be substantially completed during 2019, and is expected to yield gross annual savings of approximately $12 million in fiscal 2019.  The Company expects to redeploy in 2019 essentially all of the anticipated savings toward the funding of sales and strategic growth initiatives, yielding negligible net savings on the Company’s income statement.

A summary of these restructuring activities is presented below:

	Total Restructuring Charge	Costs Incurred in 2018	Costs Incurred in 2019	Balance at June 30, 2019
	(in thousands)
Workforce Reduction	$10,816	$53	$3,783	$6,980
Asset Impairment	8,569	8,569	0	0
Other Exit Costs	1,144	0	190	954
Total	$20,529	$8,622	$3,973	$7,934

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended, or as of, June 30, 2019, and the comparable periods of 2018 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018, as updated by the additional risk factor included in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, which discussions are hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Acquisition of Nora Systems

On August 7, 2018, the Company completed the acquisition of nora Holding GmbH (“nora”) for a purchase price of €385.1 million, ($447.2 million at the exchange rate as of the transaction date), including acquired cash of €40.0 million ($46.5 million) for a net purchase price of €345.1 million ($400.7 million). Nora is an industry leader in the rubber flooring market, and this acquisition is expected to advance the Company’s growth strategy through a new product line and by expanding penetration into market segments outside of the office segment, particularly in healthcare, life sciences and education.

General

During the quarter ended June 30, 2019, net sales were $357.5 million compared with net sales of $283.6 million in the second quarter last year. During the first six months of fiscal year 2019, net sales were $655.2 million, compared with net sales of $524.2 million in the first six months of last year.  The 2019 periods were both positively impacted by growth in LVT plus the inclusion of revenue from the nora acquisition, which generated net sales of $75.6 million for the second quarter and $135.7 million for the first six months of 2019. Fluctuations in currency exchange rates had a negative impact of approximately $6.1 million for the second quarter of 2019 and a negative impact of $14.1 million for the six-month period of 2019 compared to the three-month and six-month periods of 2018. The 2019 three-month and six-month periods were primarily impacted by the weakening of the Euro, British pound sterling, and the Australian dollar against the U.S. dollar.

During the second quarter of 2019, net income was $29.5 million, or $0.50 per diluted share, compared with $20.6 million, or $0.35 per diluted share, in the second quarter last year. During the six months ended June 30, 2019, we had net income of $36.6 million, or $0.61 per diluted share, compared with net income of $35.7 million, or $0.60 per diluted share, in the first six months of 2018. The second quarter of 2019 and the six-month period ended June 30, 2019 included (i) the results of the acquired nora business, (ii) an income tax benefit of $3.1 million due to the remeasurement of an unrecognized tax position, which contributed to a lower tax rate in the second quarter, and (iii) higher legal expenses related to the SEC matter discussed in Part II, Item 1 of our first quarter 2019 Form 10-Q. The 2019 periods also included amortization of acquired intangible assets of $1.3 million and $3.2 million for the three-month and six-month periods, respectively. The second quarter of 2018 included $5.8 million of pre-tax transaction related expenses for the nora acquisition.

Results of Operations

The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 2019 and July 1, 2018, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2	61.5	61.2	61.3
Gross profit on sales	38.8	38.5	38.8	38.7
Selling, general and administrative expenses	26.8	26.6	29.7	27.9
Operating income	12.0	11.9	9.1	10.8
Interest/Other expenses	2.0	1.9	2.3	1.6
Income before tax expense	10.0	9.9	6.8	9.3
Income tax expense	1.8	2.7	1.2	2.5
Net income	8.2	7.3	5.6	6.8

Net Sales

Below is information regarding net sales, and analysis of those results, for the three-month and six-month periods ended June 30, 2019, and July 1, 2018, respectively.

	Three Months Ended		Percentage
	June 30, 2019	July 1, 2018	Change
	(In thousands)
Net Sales	$357,507	$283,626	26.0%

	Six Months Ended		Percentage
	June 30, 2019	July 1, 2018	Change
	(In thousands)
Net Sales	$655,195	$524,189	25.0%

For the quarter ended June 30, 2019, net sales increased $73.9 million (26.0%) versus the comparable period in 2018. As discussed above, the 2019 period included revenue of $75.6 million from the nora acquisition. Currency fluctuations had an approximately $6.1 million (2.1%) negative impact on second quarter 2019 sales compared to the second quarter of 2018. This currency impact was mostly due to the weakening of the Euro, British pound sterling, and Australian dollar against the U.S. dollar. On a geographic basis, sales increased across all geographies with Americas increasing 18%, Europe increasing 45% and Asia-Pacific increasing 32%. The sales increase in the Americas was due primarily to the impact of the nora acquisition and growth in LVT. The sales increase in the Americas was most pronounced in the corporate office segment. The sales increase in Europe was due primarily to the impact of the nora acquisition, and growth in LVT. In Europe, the sales increase was, as noted, impacted by the weakening of the Euro and British pound. On a segment basis, the sales increase in Europe was most significant in the corporate office segment. The sales increase in Asia-Pacific was due primarily to the impact of the nora acquisition. The sales increase in Asia-Pacific was negatively impacted by the weakening of the Australian dollar. On a segment basis, the sales increase in the Asia-Pacific region was primarily in the retail segment. Second quarter 2019 sales of our rubber flooring products from the acquired nora business were primarily in the healthcare, education, and public buildings segments.

For the six months ended June 30, 2019, net sales increased $131.0 million (25.0%) versus the comparable period in 2018.  As discussed above, the 2019 period included revenue of $135.7 million from the nora acquisition. Currency fluctuations had an approximately $14.1 million (2.7%) negative impact on sales in the first six months of 2019 compared to the first six months of 2018. This currency impact was most pronounced in our European and Asia-Pacific operations, due to the weakening of the Euro, British Pound, and Australian dollar against the U.S. dollar. On a geographic basis, including the impact of the nora acquisition, sales for the six-month period increased across all geographies with Americas increasing 18%, Europe increasing 43% and Asia-Pacific increasing 23%. As discussed above, the Americas sales also were favorably impacted by increases in sales of our LVT product. On a segment basis, the six-month period sales increases in the Americas and Europe were most significant in the corporate office segment. As in the three-month period ended June 30, 2019 discussed above, the Asia-Pacific six-month sales increase was primarily in the retail segment.  The six-month period sales for our rubber flooring products were primarily in the same segments discussed above for the second quarter.

Cost and Expenses

The following tables present our overall cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended June 30, 2019, and July 1, 2018, respectively:

	Three Months Ended		Percentage
Cost and Expenses	June 30, 2019	July 1, 2018	Change
	(In thousands)
Cost of sales	$218,917	$174,478	25.5%
Selling, general and administrative expenses	95,698	75,445	26.8%

	Six Months Ended		Percentage
Cost and Expenses	June 30, 2019	July 1, 2018	Change
	(In thousands)
Cost of sales	$401,207	$321,459	24.8%
Selling, general and administrative expenses	194,709	146,039	33.3%

For the quarter ended June 30, 2019, cost of sales increased $44.4 million (25.5%) compared to the second quarter of 2018.  Included in the 2019 period were cost of sales for the acquired nora business. Currency fluctuations had an approximately $3.8 million (2.2%) positive impact on the year-over-year comparison.  Apart from the nora acquisition impacts, the increase in cost of sales was largely attributable to the increase in sales for the second quarter of 2019, as described above.  As a percentage of sales, our cost of sales decreased to 61.2% for the second quarter of 2019 versus 61.5% for the second quarter of 2018, primarily due to productivity initiatives.

For the six months ended June 30, 2019, cost of sales increased $79.7 million (24.8%) versus the comparable period in 2018.  Included in the first six months of 2019 were cost of sales for the acquired nora business. Currency fluctuations had an approximately $8.8 million (2.8%) positive impact on the year-over-year comparison.  Apart from the nora acquisition impacts, the increase in cost of sales for the 2019 six-month period was due to the same factors as the six-month period sales increase, as discussed above.  As a percentage of sales, our cost of sales decreased slightly to 61.2% for the 2019 six-month period versus 61.3% for the comparable 2018 period, primarily due to productivity initiatives, as noted above.

For the quarter ended June 30, 2019, selling, general and administrative (“SG&A”) expenses increased $20.3 million (26.8%) versus the comparable period in 2018.  Included in the 2019 period were SG&A expenses for the acquired nora business. Fluctuations in currency rates had a $1.5 million (2.0%) positive impact on the year-over-year comparison. The higher SG&A expenses for the second quarter of 2019 were partially due to a $2.3 million year-over-year increase in legal costs related to the SEC matter discussed in Part II, Item 1 of our first quarter 2019 Form 10-Q. As a percentage of sales, SG&A expenses increased to 26.8% for the second quarter of 2019 versus 26.6% for the second quarter of 2018.

For the six months ended June 30, 2019, SG&A expenses increased $48.7 million (33.3%) versus the comparable period in 2018.  Included in the 2019 period were SG&A expenses for the acquired nora business.  Fluctuations in currency rates had a $3.4 million (2.3%) positive impact on the year-over-year SG&A expense comparison. The increase in SG&A expense was also due to higher selling expenses in the first quarter of 2019 related to bringing the Company’s global sales organization together for a meeting to accelerate the nora integration, advance our selling system transformation, and engage the sales force in the Company’s sustainability mission. The higher SG&A expenses for the six-month period of 2019 were also partially due to a $2.3 million year-over-year increase in legal costs related to the SEC matter discussed in Part II, Item 1 of our first quarter 2019 Form 10-Q. As a percentage of sales, SG&A expenses increased to 29.7% for the six months ended June 30, 2019, versus 27.9% for the same period in 2018.

Interest Expense

For the three-month period ended June 30, 2019, interest expense increased by $4.5 million to $6.8 million, from $2.3 million for the three-month period ended July 1, 2018. For the six-month period ended June 30, 2019, interest expense increased by $9.2 million to $13.6 million, from $4.4 million in the comparable period last year.  These increases were a result of (1) additional debt incurred to complete the nora acquisition, and (2) higher average interest rates on our borrowings in the first six months of 2019 as compared to 2018.

Liquidity and Capital Resources

General

At June 30, 2019, we had $84.3 million in cash.  At that date, we had $598.9 million in term loan borrowing, $80.5 million of revolving loan borrowings and $2.5 million in letters of credit outstanding under the Syndicated Credit Facility.  As of June 30, 2019, we had additional borrowing capacity of $217.0 million under the Syndicated Credit Facility and $9.5 million of borrowing capacity under other credit facilities in place at other non-U.S. subsidiaries.

Analysis of Cash Flows

We exited the quarter ended June 30, 2019 with $84.3 million in cash, an increase of $3.3 million during the first six months of the year.  The most significant factors in the increase were cash inflows from financing activities of $70.0 million from borrowings under our Syndicated Credit Facility. These inflows were partially offset by financing outflows, which included (1) $25.2 million to repurchase 1.6 million shares of the Company’s outstanding common stock, (2) $16.7 million used for the required repayments under our Syndicated Credit Facility, and (3) dividends paid on our common stock of $7.8 million. Cash outflows for investing activities included $34.9 million used for capital expenditures during the first six months of 2019. Cash flows from operations in the first six months of 2019 provided $20.4 million, with net income of $36.6 million partially offset by working capital uses of cash of (1) $4.6 million due to an increase in accounts receivable, (2) $13.3 million for increases in inventories, (3) $6.2 million due to increases in prepaid expense and other current assets, and (4) $11.1 million from a decrease in accounts payable and accrued expenses.

Purchase Obligations

We have outstanding purchase obligations of $12.9 million related to the expansion of our manufacturing operations, which we expect to fund during the second half of 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the quarter ended June 30, 2019, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

At June 30, 2019, we recognized a $1.0 million decrease in our foreign currency translation adjustment account compared to December 30, 2018, primarily because of the weakening of the Euro, Australian dollar and British pound against the U.S. dollar as of the end of the second quarter of 2019 compared to the end of 2018.

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

Because the debt outstanding under our Syndicated Credit Facility has variable interest rates based on an underlying prime lending rate or LIBOR rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate or LIBOR rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2018.

As of June 30, 2019, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $11.8 million or an increase in the fair value of our financial instruments of $14.4 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

As of June 30, 2019, a 10% decrease or increase in the fair market value of the Company’s cash flow interest rate swaps would lead to a decrease or increase in the recorded liability values of $0.6 million.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings in the ordinary course of business. To our knowledge, there are no material updates to the proceedings we disclosed in Part II, Item 1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2019.

ITEM 1A. RISK FACTORS

      In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 30, 2018, as supplemented by Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2019:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2019(2)	152,863	$16.18	146,416	$22,738,869
May 1-31, 2019	1,409,906	16.13	1,409,906	0
June 1-30, 2019(2)	1,553	14.47	0	0
Total	1,564,322	$16.13	1,556,322	$0

(1) The monthly periods identified above correspond to the Company’s fiscal second quarter of 2019, which commenced April 1, 2019 and ended June 30, 2019.

(2) Includes shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 8, 2019	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann
Chief Financial Officer
(Principal Financial Officer)