Form 10-Q
period 2019-09-29
INTERFACE INC
filed 2019-11-07
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 29, 2019
Commission File Number 001-33994
INTERFACE INC
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Shares outstanding of each of the registrant's classes of common stock at October 25, 2019:

Class	Number of Shares
Common Stock, $.10 par value per share	58,418,844

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 29, 2019	DECEMBER 30, 2018
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$85,212	$80,989
Accounts receivable, net	176,705	179,004
Inventories, net	265,101	258,657
Prepaid expenses and other current assets	37,771	40,229
Total current assets	564,789	558,879
Property and equipment, net	309,972	292,888
Operating lease right-of-use assets	110,051	—
Deferred tax asset	16,805	15,601
Goodwill and intangibles, net	343,073	343,542
Other assets	79,847	73,734

Total assets	$1,424,537	$1,284,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$72,505	$66,301
Accrued expenses	134,930	125,971
Current portion of operating lease liabilities	15,780	—
Current portion of long-term debt	31,757	31,315
Total current liabilities	254,972	223,587
Long-term debt	594,581	587,266
Operating lease liabilities	91,480	—
Deferred income taxes	38,976	26,488
Other long-term liabilities	87,150	92,640

Total liabilities	1,067,159	929,981

Commitments and contingencies

Shareholders’ equity
Preferred stock	—	—
Common stock	5,843	5,951
Additional paid-in capital	248,524	270,269
Retained earnings	273,421	222,214
Accumulated other comprehensive loss – foreign currency translation	(121,026)	(101,487)
Accumulated other comprehensive (loss) income – cash flow hedge	(7,588)	1,326
Accumulated other comprehensive loss – pension liability	(41,796)	(43,610)

Total shareholders’ equity	357,378	354,663

Total liabilities and shareholders’ equity	$1,424,537	$1,284,644
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
NET SALES	$348,352	$318,325	$1,003,547	$842,514
Cost of Sales	212,590	218,380	613,797	539,839

GROSS PROFIT ON SALES	135,762	99,945	389,750	302,675
Selling, General and Administrative Expenses	91,414	84,160	286,123	230,199
Restructuring Charges	672	—	672	—
OPERATING INCOME	43,676	15,785	102,955	72,476

Interest Expense	6,577	4,852	20,180	9,207
Other Expense	1,015	1,570	2,333	5,350

INCOME BEFORE INCOME TAX EXPENSE	36,084	9,363	80,442	57,919
Income Tax Expense	9,874	1,191	17,674	14,061

NET INCOME	$26,210	$8,172	$62,768	$43,858

Earnings Per Share – Basic	$0.45	$0.14	$1.06	$0.74

Earnings Per Share – Diluted	$0.45	$0.14	$1.06	$0.74

Common Shares Outstanding – Basic	58,433	59,496	59,117	59,553
Common Shares Outstanding – Diluted	58,434	59,536	59,122	59,594
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
Net Income	$26,210	$8,172	$62,768	$43,858
Other Comprehensive (Loss) Income, Foreign Currency Translation Adjustment	(18,585)	4,964	(19,539)	(6,979)
Other Comprehensive (Loss) Income, Cash Flow Hedge	(941)	286	(8,914)	2,565
Other Comprehensive Income (Loss), Pension Liability Adjustment	1,076	(196)	1,814	1,047
Comprehensive Income	$7,760	$13,226	$36,129	$40,491
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 30, 2018
OPERATING ACTIVITIES:
Net income	$62,768	$43,858
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,578	27,067
Stock compensation amortization expense	6,494	9,181
Deferred income taxes and other	(11,806)	(10,705)
Amortization of acquired intangible assets	4,581	2,414
Amortization of acquired inventory step-up	—	17,849
Working capital changes:
Accounts receivable	(928)	(5,540)
Inventories	(11,809)	(27,037)
Prepaid expenses and current assets	(4,481)	(9,398)
Accounts payable and accrued expenses	11,507	10,987

CASH PROVIDED BY OPERATING ACTIVITIES	89,904	58,676

INVESTING ACTIVITIES:
Capital expenditures	(53,881)	(28,853)
Cash paid for business, net of cash acquired	—	(400,697)
Other	85	531

CASH USED IN INVESTING ACTIVITIES	(53,796)	(429,019)

FINANCING ACTIVITIES:
Repayments of long-term debt	(65,416)	(51,403)
Borrowing of long-term debt	76,000	479,837
Tax withholding payments for share-based compensation	(3,278)	(1,056)
Proceeds from issuance of common stock	60	207
Debt issuance costs	—	(8,757)
Dividends paid	(11,561)	(11,602)
Repurchase of common stock	(25,154)	(14,485)
Other	(808)	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:	(30,157)	392,741

Net cash provided by operating, investing and financing activities	5,951	22,398
Effect of exchange rate changes on cash	(1,728)	(2,104)

CASH AND CASH EQUIVALENTS:
Net change during the period	4,223	20,294
Balance at beginning of period	80,989	87,037

Balance at end of period	$85,212	$107,331
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard regarding leases.  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted the new lease standard on December 30, 2018, using the modified retrospective approach and recorded operating lease right-of-use assets and operating lease liabilities for approximately $115 million respectively, with no cumulative-effect adjustment to retained earnings. The Company elected to apply the practical expedients allowed by the standard, which resulted in the Company not having to reassess whether expired or existing contracts contained a lease as well as retaining the historical classification of our leases. The Company also elected the hindsight practical expedient in evaluating lessee options and elected to combine lease and non-lease components in calculating the right-of-use asset and lease liability for all leases, except data center assets. See Note 8 entitled “Leases” for additional information.
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
In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” This standard will require that the accounting treatment for non-employee share-based payments for goods or services be consistent with current Generally Accepted Accounting Principles (“GAAP”) for employee share-based payments, including measurement of awards at grant-date fair value and the application of probability to evaluate performance conditions. This standard will also eliminate the current GAAP requirement to reassess the classification of non-employee share-based payments awards upon vesting. The new guidance is effective for interim and annual periods beginning after December 15, 2018. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other,” that provides for the elimination of Step 2 from the goodwill impairment test. Under the new guidance, impairment charges are recognized to the extent the carrying amount of a reporting unit exceeds its fair value with certain limitations. The new guidance is effective for any annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate that the adoption of the new standard will have a material effect on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments -- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires a financial asset (including trade receivables) to be presented at the net amount expected to be collected through the use of valuation allowances for credit losses. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The new standard provides both a modified retrospective or prospective adoption method. The Company is currently evaluating the impact of adoption of this update, but does not anticipate that the adoption will have a material effect on its consolidated financial statements.
NOTE 2 – REVENUE RECOGNITION
Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue for the nine months ended September 29, 2019. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material.
Disaggregation of Revenue
For the nine months ended September 29, 2019, revenue from the Company’s customers is broken down by geography as follows:

Geography	Percentage of Net Sales
Americas	56.2%
Europe	29.4%
Asia-Pacific	14.4%

Impairment Losses
The Company does not recognize any impairment losses related to its revenue contracts due primarily to the short-term and straightforward nature of these contracts.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	September 29, 2019	December 30, 2018
	(In thousands)
Finished Goods	$189,919	$180,847
Work in Process	16,949	17,762
Raw Materials	58,233	60,048
Inventories, net	$265,101	$258,657

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

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Earnings Per Share:

Basic Earnings Per Share:
Distributed Earnings	$0.07	$0.07	$0.19	$0.20
Undistributed Earnings	0.38	0.07	0.87	0.54
Total	$0.45	$0.14	$1.06	$0.74

Diluted Earnings Per Share:
Distributed Earnings	$0.07	$0.07	$0.19	$0.20
Undistributed Earnings	0.38	0.07	0.87	0.54
Total	$0.45	$0.14	$1.06	$0.74

Basic earnings per share	$0.45	$0.14	$1.06	$0.74
Diluted earnings per share	$0.45	$0.14	$1.06	$0.74

The following table presents net income that was attributable to participating securities:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
		(In millions)
Net Income Attributable to Participating Securities	$0.2	$0.1	$0.6	$0.4

The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
		(In thousands)
Weighted Average Shares Outstanding	57,915	58,917	58,599	58,974
Participating Securities	518	579	518	579
Shares for Basic Earnings Per Share	58,433	59,496	59,117	59,553
Dilutive Effect of Stock Options	1	40	5	41
Shares for Diluted Earnings Per Share	58,434	59,536	59,122	59,594

For all periods presented, there were no stock options or participating securities excluded from the computation of diluted EPS.
NOTE 5 – LONG-TERM DEBT
Syndicated Credit Facility
On August 7, 2018, the Company amended and restated its syndicated credit facility (the “Facility”) in connection with the nora Holding GmbH (“nora”) acquisition. The purpose of the amended and restated Facility was to fund the nora purchase price and related fees and expenses of the acquisition, and to increase the credit available to the Company and its subsidiaries following the closing of the nora acquisition in view of the larger enterprise. At September 29, 2019, the amended and restated Facility provided to the Company and certain of its subsidiaries a multicurrency revolving loan and U.S. denominated and multicurrency term loans. Interest on base rate loans was charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit were charged at varying rates computed by applying a margin over the applicable LIBOR rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company paid a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.
In connection with the amended and restated Facility as discussed above, the Company recorded $8.8 million of debt issuance costs in the third quarter of 2018 associated with the new term loans that are reflected as a reduction of long-term debt in accordance with applicable accounting standards.  As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of September 29, 2019, the unamortized debt costs recorded as a reduction of long-term debt were $6.8 million.
As of September 29, 2019, the Company had outstanding $588.0 million of term loan borrowing and $45.1 million of revolving loan borrowings under the Facility, and had $2.5 million in letters of credit outstanding under the Facility. As of September 29, 2019, the weighted average interest rate on borrowings outstanding under the Facility was 3.62%.
Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which commenced in the fourth quarter of 2018. The amortization payments are due on the last day of the calendar quarter.
The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.
Other Lines of Credit
Subsidiaries of the Company have an aggregate of the equivalent of $9.4 million of other lines of credit available at interest rates ranging from 2.0% to 6.0%. As of September 29, 2019, there were no borrowings outstanding under these lines of credit.

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
Cash Flow Interest Rate Swap
Both of the interest rate swaps described above are designated and qualify as cash flow hedges of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swaps as a component of other comprehensive income (or other comprehensive loss). Gains or losses (if any) on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of interest expense in the consolidated condensed statement of operations and as a component of operating activities in the consolidated condensed statement of cash flows. The aggregate notional amount of the interest rate swaps as of September 29, 2019 was $250 million.
Forward Contracts
Our nora operations are party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas.  The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales.  The Company is meeting its objective by hedging the risk of changes in its cash flows (intercompany payments for inventory) attributable to changes in the U.S. dollar/Euro exchange rate (the “hedged risk”). Changes in fair value attributable to components other than exchange rates will be excluded from the assessment of effectiveness and amortized to earnings on a straight-line basis.  Changes in fair value related to the effective portion of these contracts will be reflected as a component of other comprehensive income (or other comprehensive loss). As of September 29, 2019, all foreign currency forward contracts have expired.
The table below sets forth the fair value of derivative instruments as of September 29, 2019 (in thousands):

	Asset Derivatives as of September 29, 2019		Liability Derivatives as of September 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Accrued expenses	$—
Interest rate swap contracts	Other current assets	—	Accrued expenses	7,588
		$—		$7,588
The table below sets forth the fair value of derivative instruments as of December 30, 2018 (in thousands):

	Asset Derivatives as of December 30, 2018		Liability Derivatives as of December 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$651	Other current liabilities	$—
Interest rate swap contract	Other current assets	$1,794	Other current liabilities	—
		$2,445		—

There was no significant impact to earnings from the changes in fair value of derivatives designated as cash flow hedges or from amounts excluded from the assessment of hedge effectiveness during the three and nine months ended September 29, 2019. The amount of hedged items expected to be reclassified from accumulated other comprehensive income in the next 12 months is not significant.
The following table summarizes the impact that changes in the fair value of derivatives designated as cash flow hedges and included in the assessment of hedge effectiveness had on accumulated other comprehensive income during the three and nine months ended September 29, 2019, and September 30, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
		(In thousands)
Foreign currency contracts gain (loss)	$627	$(167)	$468	$(167)
Interest rate swap contracts (loss) gain	(1,568)	453	(9,382)	2,732
(Loss) gain recognized in accumulated other comprehensive income	$(941)	$286	$(8,914)	$2,565
The following table summarizes the losses reclassified from accumulated other comprehensive income during the three and nine months ended September 29, 2019 (in thousands):

		Three Months Ended	Nine Months Ended
	Statement of Operations Location	September 29, 2019	September 29, 2019
		(In thousands)
Foreign currency contracts	Cost of sales	$450	$450

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three and nine months ended September 29, 2019 and September 30, 2018:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(In thousands)
Balance at December 30, 2018	59,508	$5,951	$270,269	$222,214	$(43,610)	$(101,487)	$1,326
Net income	—	—	—	7,059	—	—	—
Stock issuances under employee plans	509	51	379	—	—	—	—
Other issuances of common stock	224	22	3,900	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	(3,922)	—	—	—	—
Cash dividends paid	—	—	—	(3,900)	—	—	—
Forfeitures and compensation expense related to stock awards	(225)	(22)	29	—	—	—	—
Share repurchases	—	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	(91)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(5,203)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(3,306)
Balance, at March 31, 2019	60,016	$6,002	$270,655	$225,373	$(43,701)	$(106,690)	$(1,980)
Net income	—	—	—	29,499	—	—	—
Stock issuances under employee plans	2	—	6	—	—	—	—
Other issuances of common stock	(1)	—	—	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	52	—	—	—	—
Cash dividends paid	—	—	—	(3,863)	—	—	—
Forfeitures and compensation expense related to stock awards	(28)	(3)	1,506	—	—	—	—
Share repurchases	(1,556)	(156)	(24,998)	—	—	—	—
Pension liability adjustment	—	—	—	—	829	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,249	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(4,667)
Balance, at June 30, 2019	58,433	$5,843	$247,221	$251,009	$(42,872)	$(102,441)	$(6,647)
Net income	—	—	—	26,210	—	—	—
Stock issuances under employee plans	—	—	—	—	—	—	—
Other issuances of common stock	—	—	—	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	(3,798)	—	—	—
Forfeitures and compensation expense related to stock awards	—	—	1,303	—	—	—	—
Share repurchases	—	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	1,076	—	—
Foreign currency translation adjustment	—	—	—	—	—	(18,585)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(941)
Balance at September 29, 2019	58,433	$5,843	$248,524	$273,421	$(41,796)	$(121,026)	$(7,588)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(In thousands)
Balance, at December 31, 2017	59,806	$5,981	$271,271	$187,433	$(56,554)	$(78,943)	$904
Net income	—	—	—	15,084	—	—	—
Stock issuances under employee plans	175	17	102	—	—	—	—
Other issuances of common stock	187	19	4,769	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	(4,788)	—	—	—	—
Cash dividends paid	—	—	—	(3,868)	—	—	—
Forfeitures and compensation expense related to stock awards	(55)	(6)	3,185	—	—	—	—
Share repurchases	(615)	(61)	(14,424)	—	—	—	—
Pension liability adjustment	—	—	—	—	(2,216)	—	—
Foreign currency translation adjustment	—	—	—	—	—	8,830	—
Cash flow hedge unrealized gain	—	—	—	—	—	—	1,632
Balance, at April 1, 2018	59,498	$5,950	$260,115	$198,649	$(58,770)	$(70,113)	$2,536
Net income	—	—	—	20,602	—	—	—
Stock issuances under employee plans	4	—	35	—	—	—	—
Other issuances of common stock	—	—	—	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	(3,868)	—	—	—
Forfeitures and compensation expense related to stock awards	(9)	(1)	2,135	—	—	—	—
Share repurchases	—	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	3,459	—	—
Foreign currency translation adjustment	—	—	—	—	—	(20,773)	—
Cash flow hedge unrealized gain	—	—	—	—	—	—	647
Balance, at July 1, 2018	59,493	$5,949	$262,285	$215,383	$(55,311)	$(90,886)	$3,183
Net income	—	—	—	8,172	—	—	—
Stock issuances under employee plans	10	1	86	—	—	—	—
Other issuances of common stock	2	1	40	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	(40)	—	—	—	—
Cash dividends paid	—	—	—	(3,866)	—	—	—
Forfeitures and compensation expense related to stock awards	—	—	2,929	—	—	—	—
Share repurchases	—	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	(196)	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,964	—
Cash flow hedge unrealized gain	—	—	—	—	—	—	286
Balance, at September 30, 2018	59,505	$5,951	$265,300	$219,689	$(55,507)	$(85,922)	$3,469

Repurchase of Common Stock
In the second quarter of 2017, the Company adopted a share repurchase program in which the Company was authorized to repurchase up to $100.0 million of its outstanding shares of common stock. During the second quarter of 2019, the Company repurchased the remaining $25.2 million of its outstanding shares of common stock authorized pursuant to this share repurchase program, thus completing the program.
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
All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first nine months of 2019 or 2018.
As of September 29, 2019, there were 27,500 stock options outstanding and exercisable, at an average exercise price of $12.43 per share. There were no stock options granted in 2019 or 2018. There were 10,000 stock options exercised and 5,000 stock options forfeited in the first nine months of 2019. There were 20,000 stock options exercised in the first nine months of 2018 and no forfeitures during those nine months. The aggregate intrinsic value of the outstanding and exercisable stock options was not significant as of September 29, 2019.
Restricted Stock Awards
During the nine months ended September 29, 2019 and September 30, 2018, the Company granted restricted stock awards for 224,000 and 194,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.
Compensation expense related to restricted stock grants was $2.5 million and $2.9 million for the nine months ended September 29, 2019, and September 30, 2018, respectively. The Company estimates forfeitures for restricted stock and reduces compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.
The following table summarizes restricted stock outstanding as of September 29, 2019, as well as activity during the nine months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	549,000	$27.65
Granted	224,000	17.54
Vested	(218,000)	18.27
Forfeited or canceled	(37,000)	20.88
Outstanding at September 29, 2019	518,000	$27.71

As of September 29, 2019, the unrecognized total compensation cost related to unvested restricted stock was $4.7 million. That cost is expected to be recognized by the end of 2022.
Performance Share Awards
During the nine months ended September 29, 2019 and September 30, 2018, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the performance shares outstanding as of September 29, 2019, as well as the activity during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	759,500	$20.17
Granted	344,500	17.54
Vested	(472,000)	18.85
Forfeited or canceled	(57,000)	20.42
Outstanding at September 29, 2019	575,000	$19.65

Compensation expense related to the performance shares was $4.0 million and $6.3 million for the nine months ended September 29, 2019, and September 30, 2018, respectively. Unrecognized compensation expense related to these performance shares was approximately $4.8 million as of September 29, 2019. That cost is expected to be recognized by the end of 2022.
The tax benefits recognized with regard to restricted stock and performance shares were approximately $1.1 million for the nine months ended September 29, 2019.
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
We record a right-of-use asset and lease liability for operating and finance leases once a contract that contains a lease is executed and we have the right to control the use of the leased asset. The right-of-use asset is measured as the present value of the lease obligation. The discount rate used to calculate the present value of the lease liability was the Company’s incremental borrowing rate for the applicable geographical region.
As of September 29, 2019, there were no significant right-of-use assets and lease obligations from leases that had not commenced as of the end of the third quarter.

The table below represents a summary of the balances recorded in the consolidated condensed balance sheet related to our leases as of September 29, 2019:

	September 29, 2019
	(In thousands)
Balance Sheet Location	Operating Leases	Finance Leases
Operating lease right-of-use assets	$110,051

Current portion of operating lease liabilities	$15,780
Operating lease liabilities	91,480
Total operating lease liabilities	$107,260

Property and equipment		$3,951

Accrued expenses		$1,150
Other long-term liabilities		972
Total finance lease liabilities		$2,122

Lease Costs

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Lease cost	(In thousands)
Finance lease cost:
Amortization of right-of-use assets	$112	$536
Interest on lease liabilities	12	31
Operating lease cost	6,023	17,624
Short-term lease cost	363	1,509
Variable lease cost	561	1,319
Total lease cost	$7,071	$21,019

Other supplemental information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$12	$31
Operating cash flows from operating leases	5,653	16,158
Financing cash flows from finance leases	291	808
Right-of-use assets obtained in exchange for new finance lease liabilities	252	803
Right-of-use assets obtained in exchange for new operating lease liabilities	1,437	7,973

September 29, 2019

Weighted-average remaining lease term – finance leases (in years)	2.25
Weighted-average remaining lease term – operating leases (in years)	10.75
Weighted-average discount rate – finance leases	2.25%
Weighted-average discount rate – operating leases	5.85%

Maturity Analysis
Maturity analysis of lease payments under non-cancellable leases were as follows:

Fiscal Year	Operating Leases	Finance Leases
	(In thousands)
2019 (excluding the nine months ended September 29, 2019)	$5,690	$304
2020	20,432	1,141
2021	16,257	469
2022	13,007	174
2023	10,924	84
Thereafter	83,263	14
Total future minimum lease payments (undiscounted)	149,573	2,186
Less: Present value discount	(42,313)	(64)
Total lease liability	$107,260	$2,122

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

NOTE 9 – EMPLOYEE BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for the three-month and nine-month periods ended September 29, 2019 and September 30, 2018, respectively:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plans (Europe)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)		(In thousands)
Service cost	$181	$178	$550	$547
Interest cost	1,223	1,270	3,770	3,941
Expected return on assets	(1,378)	(1,503)	(4,251)	(4,667)
Amortization of prior service cost	16	(11)	48	4
Amortization of net actuarial losses	240	270	742	839
Net periodic benefit cost	$282	$204	$859	$664

	Three Months Ended		Nine Months Ended
Salary Continuation Plan	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)		(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	288	271	865	812
Amortization of net actuarial losses	94	116	281	348
Net periodic benefit cost	$382	$387	$1,146	$1,160

	Three Months Ended		Nine Months Ended
Nora Defined Benefit Plan	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)		(In thousands)
Service cost	$213	$134	$646	$134
Interest cost	170	99	515	99
Net periodic benefit cost	$383	$233	$1,161	$233

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

As of August 7, 2018
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
The 2018 period below represents the pro forma consolidated statement of operations as if nora had been included in the consolidated results of the Company beginning January 1, 2018 to the acquisition date. These are estimated for pro forma purposes only and do not necessarily reflect what the consolidated results of the Company would have been had the Company owned nora as of the first day of 2018.

Nine Months Ended
September 30, 2018
(In thousands)
Revenue	$1,001,919
Net income	74,390

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
While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(In thousands)
Three Months Ended September 29, 2019:

Net Sales	$195,900	$106,115	$46,337	$348,352
Depreciation and amortization	3,238	4,255	2,035	9,528
Total assets	704,088	619,307	196,921	1,520,316

Three Months Ended September 30, 2018:

Net Sales	$182,660	$88,223	$47,442	$318,325
Depreciation and amortization	3,373	3,181	2,144	8,698

Nine Months Ended September 29, 2019:

Net Sales	$563,776	$294,830	$144,941	$1,003,547
Depreciation and amortization	9,789	13,586	6,275	29,650

Nine Months Ended September 30, 2018:

Net Sales	$494,265	$220,645	$127,604	$842,514
Depreciation and amortization	10,464	7,483	6,564	24,511

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Nine Months Ended
DEPRECIATION AND AMORTIZATION	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Total segment depreciation and amortization	$9,528	$8,698	$29,650	$24,511
Corporate depreciation and amortization	1,352	1,179	3,928	2,556

Reported depreciation and amortization	$10,880	$9,877	$33,578	$27,067

ASSETS	September 29, 2019
(In thousands)
Total segment assets	$1,520,316
Corporate assets	141,286
Eliminations	(237,065)

Reported total assets	$1,424,537

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $18.1 million and $7.4 million for the nine months ended September 29, 2019 and September 30, 2018, respectively. Income tax payments, net of refunds amounted to $26.5 million and $21.2 million for the nine months ended September 29, 2019 and September 30, 2018, respectively.

NOTE 13 – INCOME TAXES
The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items.
For the nine months ended September 29, 2019, the Company’s effective tax rate was 22.0%, as compared to 24.3% in the first nine months of 2018. The effective tax rate decreased due to the favorable impact of discrete items recognized during the period related to company-owned life insurance and the remeasurement of unrecognized tax benefits.
Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first nine months of 2019, the Company decreased its liability for unrecognized tax benefits by $2.2 million. As of September 29, 2019, the Company had accrued approximately $25.9 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of September 29, 2019 reflected a reduction of $2.8 million related to these unrecognized tax benefits.
NOTE 14 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME
During the first nine months of 2019 and 2018, the Company reclassified $1.1 million and $1.2 million, respectively, out of accumulated other comprehensive income related to the Company’s defined benefit retirement plans and salary continuation plan. These reclassifications were included in the other expense line item of the Company’s consolidated condensed statement of operations. Other reclassifications out of accumulated other comprehensive income related to currency forward contracts are discussed in Note 6 entitled "Derivative Instruments".
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
In the third quarter of 2019 the Company recorded $0.7 million of restructuring charges related to additional lease exit costs in connection with the restructuring plan announced on December 29, 2018.
A summary of these restructuring activities is presented below:

	Balance at Beginning of Year	Deductions 2019	Charged to Expenses 2019	Balance at September 29, 2019
	(in thousands)
Workforce Reduction	$10,763	$5,892	$—	$4,871
Other Exit Costs	1,144	370	672	1,446
Total	$11,907	$6,262	$672	$6,317

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended, or as of, September 29, 2019, and the comparable periods of 2018 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.
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
General
During the quarter ended September 29, 2019, net sales were $348.4 million compared with net sales of $318.3 million in the third quarter last year. During the first nine months of fiscal year 2019, net sales were $1,003.5 million, compared with net sales of $842.5 million in the first nine months of last year.  The 2019 periods were both positively impacted by growth in LVT plus the inclusion of revenue from the nora acquisition. 2018 included revenue from the acquired nora business as of the acquisition date on August 7, 2018 through the end of the 2018 third quarter. Fluctuations in currency exchange rates had a negative impact of approximately $7.0 million for the third quarter of 2019 and a negative impact of $21.1 million for the nine-month period of 2019 compared to the three-month and nine-month periods of 2018. The 2019 three-month and nine-month periods were impacted by the weakening of the Euro, British Pound sterling and the Australian dollar against the U.S. dollar.
During the third quarter of 2019, net income was $26.2 million, or $0.45 per diluted share, compared with $8.2 million, or $0.14 per diluted share, in the third quarter last year. During the nine months ended September 29, 2019, we had net income of $62.8 million, or $1.06 per diluted share, compared with net income of $43.9 million, or $0.74 per diluted share, in the first nine months of 2018. The third quarter of 2019 and the nine-month period ended September 29, 2019 included (i) the results of the acquired nora business, and (ii) higher legal expenses related to the SEC matter discussed in Part II, Item 1 of our first quarter 2019 Form 10-Q. The 2019 periods also included amortization of acquired intangible assets of $1.3 million and $4.5 million for the three-month and nine-month periods, respectively. The 2019 nine-month period also included an income tax benefit of $3.1 million due to the remeasurement of an unrecognized tax position, which contributed to a lower tax rate for 2019. The 2018 period included the results of the acquired nora business from the acquisition date to the end of the third quarter, and related transaction expenses of $2.4 million and $8.2 million for the three-month and nine-month periods, respectively. 2018 also included $20.3 million for amortization of acquired inventory step up and intangible assets.

Results of Operations
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and nine-month periods ended September 29, 2019 and September 30, 2018, respectively:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	100%	100%	100%	100%
Cost of sales	61.0	68.6	61.2	64.1
Gross profit on sales	39.0	31.4	38.8	35.9
Selling, general and administrative expenses	26.2	26.4	28.5	27.3
Restructuring charges	0.2	0.0	0.1	0.0
Operating income	12.6	5.0	10.2	8.6
Interest/Other expenses	2.2	2.0	2.2	1.7
Income before tax expense	10.4	2.9	8.0	6.9
Income tax expense	2.8	0.4	1.8	1.7
Net income	7.6	2.6	6.2	5.2
Net Sales
Below is information regarding net sales, and analysis of those results, for the three-month and nine-month periods ended September 29, 2019, and September 30, 2018, respectively.

	Three Months Ended		Percentage Change
	September 29, 2019	September 30, 2018
	(In thousands)
Net Sales	$348,352	$318,325	9.4%

	Nine Months Ended		Percentage Change
	September 29, 2019	September 30, 2018
	(In thousands)
Net Sales	$1,003,547	$842,514	19.1%
For the quarter ended September 29, 2019, net sales increased $30.0 million (9.4%) versus the comparable period in 2018. Included in the 2019 period were net sales from the acquired nora business. Currency fluctuations had an approximately $7.0 million (2.2)% negative impact on third quarter 2019 sales compared to the third quarter of 2018. This currency impact was mostly due to the weakening of the Euro and Australian dollar against the U.S. dollar. On a geographic basis, sales in the Americas increased 7%, Europe increased 20% and Asia-Pacific decreased 2%. The sales increase in the Americas was due primarily to the impact of the nora acquisition and growth in LVT. The sales increase in the Americas was most pronounced in the corporate office, education, and healthcare segments. The sales increase in Europe was due primarily to the impact of the nora acquisition plus growth in LVT and carpet tile. In Europe, the sales increase was, as noted, impacted by the weakening of the Euro. On a segment basis, the sales increase in Europe was most significant in the corporate office segment. The sales decrease in Asia-Pacific was primarily due to the weakening of the Australian dollar, which offset increased sales in the retail segment.

For the nine months ended September 29, 2019, net sales increased $161.0 million (19.1%) versus the comparable period in 2018. Included in the 2019 period were net sales from the acquired nora business. Currency fluctuations had an approximately $21.1 million (2.5)% negative impact on sales in the first nine months of 2019 compared to the first nine months of 2018. This currency impact was most pronounced in our European and Asia-Pacific operations, due to the weakening of the Euro, British Pound, and Australian dollar against the U.S. dollar. On a geographic basis, including the impact of the nora acquisition, sales for the nine-month period increased across all geographies with Americas increasing 14%, Europe increasing 34% and Asia-Pacific increasing 14%. As discussed above, the Americas sales were favorably impacted by increases in sales of our LVT product. On a segment basis, the nine-month period sales increases in the Americas were most significant in the corporate office, education, and healthcare segments, while sales in Europe were most significant in corporate office. The Asia-Pacific nine-month period sales increase was primarily in the retail segment, which was partially offset by the weakening of the Australian dollar.
Cost and Expenses
The following tables present our overall cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended September 29, 2019, and September 30, 2018, respectively:

	Three Months Ended		Percentage Change
Cost and Expenses	September 29, 2019	September 30, 2018
	(In thousands)
Cost of sales	$212,590	$218,380	(2.7)%
Selling, general and administrative expenses	91,414	84,160	8.6%

	Nine Months Ended		Percentage Change
Cost and Expenses	September 29, 2019	September 30, 2018
	(In thousands)
Cost of sales	$613,797	$539,839	13.7%
Selling, general and administrative expenses	286,123	230,199	24.3%
For the quarter ended September 29, 2019, cost of sales decreased $5.8 million (2.7%) compared to the third quarter of 2018. Included in the 2019 period were cost of sales for the acquired nora business and $1.3 million for the amortization of acquired intangible assets. The 2018 period included amortization of inventory step-up and intangible assets of $20.3 million related to the acquired nora business. Currency fluctuations had an approximately $1.7 million (0.8%) positive impact on the year-over-year comparison.  As a percentage of sales, our cost of sales decreased to 61.0% for the third quarter of 2019 versus 68.6% for the third quarter of 2018, primarily due to the nora non-recurring inventory step-up amortization which occurred in 2018 and did not repeat in 2019.
For the nine months ended September 29, 2019, cost of sales increased $74.0 million (13.7%) versus the comparable period in 2018.  Included in the first nine months of 2019 were cost of sales for the acquired nora business. Currency fluctuations had an approximately $10.5 million (2.0%) positive impact on the year-over-year comparison.  Apart from the nora acquisition impacts, the increase in cost of sales for the 2019 nine-month period was due to the same factors as the nine-month period sales increase, as discussed above.  As a percentage of sales, our cost of sales decreased to 61.2% for the 2019 nine-month period versus 64.1% for the comparable 2018 period, primarily due to the timing of completion of the nora acquisition and productivity initiatives.
For the quarter ended September 29, 2019, selling, general and administrative (“SG&A”) expenses increased $7.3 million (8.6%) versus the comparable period in 2018.  Fluctuations in currency rates had a $0.4 million (0.5%) positive impact on the year-over-year comparison. SG&A expenses were higher for the third quarter of 2019 as the period included three months of SG&A expenses for the nora acquisition compared to 2018, which included SG&A expenses from the acquisition date on August 7, 2018 to the end of the third quarter. The higher SG&A expenses for the third quarter of 2019 were also partially due to a $1.4 million year-over-year increase in legal costs related to the SEC matter discussed in Part II, Item 1 of our first quarter 2019 Form 10-Q. These increases in SG&A expenses were partially offset by lower stock compensation expense of $1.9 million. As a percentage of sales, SG&A expenses decreased to 26.2% for the third quarter of 2019 versus 26.4% for the third quarter of 2018.

For the nine months ended September 29, 2019, SG&A expenses increased $55.9 million (24.3%) versus the comparable period in 2018.  Included in the 2019 period were SG&A expenses for the acquired nora business.  Fluctuations in currency rates had a $3.8 million (1.6%) positive impact on the year-over-year SG&A expense comparison. As discussed above, SG&A expenses are higher in the 2019 nine-month period compared to 2018 as the nora acquisition was completed during the third quarter of last year resulting in much lower SG&A expenses in the comparable 2018 period. The increase in SG&A expense was also due to higher selling expenses in the first quarter of 2019 related to bringing the Company’s global sales organization together for a meeting to accelerate the nora integration, advance our selling system transformation, and engage the sales force in the Company’s sustainability mission. The higher SG&A expenses for the nine-month period of 2019 were also partially due to a $3.7 million year-over-year increase in legal costs related to the SEC matter discussed in Part II, Item 1 of our first quarter 2019 Form 10-Q. As a percentage of sales, SG&A expenses increased to 28.5% for the nine months ended September 29, 2019, versus 27.3% for the same period in 2018.
Interest Expense
For the three-month period ended September 29, 2019, interest expense increased $1.7 million, from $4.9 million in the comparable period last year to $6.6 million. For the nine-month period ended September 29, 2019, interest expense increased $11.0 million, from $9.2 million in the comparable period last year to $20.2 million.  These increases were a result of (1) additional debt incurred to complete the nora acquisition, and (2) higher average interest rates on our borrowings in the first nine months of 2019 as compared to 2018.
Liquidity and Capital Resources
General
At September 29, 2019, we had $85.2 million in cash.  At that date, we had $588.0 million in term loan borrowing, $45.1 million of revolving loan borrowings and $2.5 million in letters of credit outstanding under the Syndicated Credit Facility.  As of September 29, 2019, we had additional borrowing capacity of $252.4 million under the Syndicated Credit Facility and $9.4 million of borrowing capacity under other credit facilities in place at other non-U.S. subsidiaries.
Analysis of Cash Flows
We exited the quarter ended September 29, 2019 with $85.2 million in cash, an increase of $4.2 million during the first nine months of the year.  The most significant factors in the increase were cash inflows from financing activities of $76.0 million from borrowings under our Syndicated Credit Facility. These inflows were partially offset by financing outflows, which included (1) $65.4 million used for repayments under our Syndicated Credit Facility, (2) $25.2 million to repurchase 1.6 million shares of the Company’s outstanding common stock, and (3) dividends paid on our common stock of $11.6 million. Cash outflows for investing activities included $53.9 million used for capital expenditures during the first nine months of 2019. Cash flows from operations in the first nine months of 2019 provided $89.9 million with net income of $62.8 million partially offset by working capital uses of cash of (1) $11.8 million for increases in inventories, (2) $4.5 million due to increases in prepaid expense and other current assets, and (3) $0.9 million due to an increase in accounts receivable. These uses of cash were partially offset by a source of cash of $11.5 million from an increase in accounts payable and accrued expenses.
Purchase Obligations
We have outstanding purchase obligations of $14.5 million related to expanding our manufacturing capabilities, which we expect to fund during the remainder of 2019.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the quarter ended September 29, 2019, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
For the nine months ended September 29, 2019, we recognized a $19.5 million decrease in our foreign currency translation adjustment account primarily due to the weakening of the Euro, Australian dollar and British pound against the U.S. dollar as of the end of the third quarter of 2019 compared to the end of 2018.

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
As of September 29, 2019, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $12.3 million or an increase in the fair value of our financial instruments of $15.1 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.
As of September 29, 2019, a 10% decrease or increase in the fair market value of the Company’s cash flow interest rate swaps would lead to a decrease or increase in the recorded liability values of $0.8 million.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously disclosed, in November 2017 the Company received a letter from the Securities & Exchange Commission (the “SEC”) requesting that the Company voluntarily provide information and documents in connection with an investigation into the Company’s historical quarterly earnings per share (“EPS”) calculations and rounding practices during the period 2014-2017. The Company subsequently received subpoenas from the SEC in February 2018, July 2018 and April 2019 requesting additional documents and information.  The Company received an additional subpoena from the SEC in August 2019 requesting additional documents and information.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 29, 2019:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019(2)	651	$14.47	—	$—
August 1 - 31, 2019(2)	502	10.59	—	—
September 1-29, 2019	—	—	—	—
Total	1,153	$12.78	—	$—
(1) The monthly periods identified above correspond to the Company’s fiscal third quarter of 2019, which commenced July 1, 2019 and ended September 29, 2019.
(2) Includes shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 29, 2019, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 7, 2019	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)