Form 10-K
period 2019-12-29
INTERFACE INC
filed 2020-02-26
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2019

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 001-33994

        INTERFACE INC
(Exact name of registrant as specified in its charter)

Georgia	58-1451243
(State of incorporation)	(I.R.S. Employer Identification No.)

1280 West Peachtree Street	Atlanta	Georgia	30309
(Address of principal executive offices)			(zip code)
Registrant’s telephone number, including area code:           (770) 437-6800
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, $0.10 Par Value Per Share	TILE	Nasdaq Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act:              None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

Large accelerated filer ☑ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2019: $879,270,883 (57,356,222 shares valued at the closing sale price of $15.33 on June 28, 2019). See Item 12.

Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 18, 2020:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,299,201
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Capitalizing on our acquisition of nora, as well as our leadership in modular carpet for the corporate office market segment, we are executing a market diversification strategy to increase our presence and market penetration for modular carpet in non-corporate office market segments, such as government, education, healthcare, hospitality and retail space. As a result of our efforts, our mix of corporate office versus non-corporate office modular carpet and LVT sales in the Americas was 47% and 53%, respectively, for 2019. Company-wide, our mix of corporate office versus non-corporate office modular carpet and LVT sales was 61% and 39%, respectively, in 2019.  We believe the appeal and utilization of modular carpet is growing in non-corporate office market segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us a market leader in the corporate office segment to support and facilitate our penetration into these segments around the world. Rubber flooring also is an attractive product for non-corporate applications and the acquisition of nora will continue to allow for growth of non-corporate office markets.

Our principal geographic markets are the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 57%, 29% and 14%, respectively, for fiscal year 2019.

Our Strengths

Our principal competitive strengths include:

Market Leader in Attractive Modular Carpet Segment. We are a global manufacturer and global leader in the commercial carpet tile industry. Modular carpet has become more prevalent across all commercial interior markets as designers, architects and end users have become more familiar with its unique attributes, including its dynamic design capabilities, greater economic value (which includes lower costs as a result of reduced waste in both installation and replacement), and installation ease and speed. We continue to drive this trend with our product innovations and designs discussed below. We believe that we are well positioned to lead and capitalize upon the market for modular carpet, both domestically and around the world.

Established Brands and Reputation for Quality, Reliability and Leadership.  Our products are known in the industry for their high quality, reliability and premium positioning in the marketplace, and our established brand names are leaders in the industry. Interface is a well-recognized brand name in carpet tile for commercial and institutional use. More generally, we believe that as the appeal and utilization of modular carpet continues to expand into market segments such as government, healthcare, education, hospitality, retail and multi-tenant residential space; our reputation as the pioneer of modular carpet — as well as our established brands and leading market position for modular carpet in the corporate office segment — will enhance our competitive advantage in marketing to the customers in these markets. Our acquisition of nora, which is a global leader in rubber flooring, further strengthens our strong global brand reputation.

Innovative Product Design and Development Capabilities.  Our product design and development capabilities have long given us a significant competitive advantage, and we believe they continue to do so as modular carpet’s appeal and utilization expand across virtually every market segment and around the globe. One of our design innovations is the introduction of long and narrow rectangular carpet tiles in the shape of planks, and even more narrow versions known as Skinny Planks™. The use of planks and Skinny Planks increases the design versatility of our carpet tile, as these products can create aesthetics (such as a herringbone pattern) that are different from, or enhance, that of our traditional square carpet tiles. Nora also offers design capabilities and a wide variety of color palate options which provide attractive and resilient flooring options to our customers.

The award-winning design firm David Oakey Designs has had a pivotal role in developing many of our innovative product designs, and our long-standing exclusive relationship with David Oakey Designs remains vibrant and augments our internal research, development and design staff. As another example, David Oakey Designs has developed products that are manufactured using state-of-the-art tufting technology which allows us to pinpoint tufts of different colored yarns in virtually any arrangement within a carpet tile. These unique designs are best exemplified by our Urban Retreat®, Net Effect®, Human Nature® and World Woven® collections, which are sold throughout our international operations.

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

Made-to-Order and Custom Products; Global Manufacturing Capabilities. We have a distinct competitive advantage in meeting two principal requirements of the specified products markets we primarily target — that is, providing made-to-order and custom samples quickly, and on-time delivery of made-to-order or customized final products. We also can generate realistic digital samples that allow us to create a virtually unlimited number of new design concepts and distribute them instantly for customer review, while at the same time reducing sampling waste.

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

Recognized Global Leadership in Ecological Sustainability. Our long-standing goal and commitment to be ecologically sustainable — that is, the point at which we are no longer a net “taker” from the earth and do no harm to the biosphere — have emerged as a competitive strength for our business and remain a strategic initiative. It includes Mission Zero®, our global branding initiative, which represents our mission to eliminate any negative impact our company may have on the environment. It also includes a bold new mission called Climate Take Back™, in which we seek to lead the industry in designing and making products in ways that will maintain a climate fit for life. Our acknowledged leadership position and expertise in this area resonate deeply with many of our customers and prospects around the globe, and provide us with a differentiating advantage in competing for business among architects, designers and end users of our products, who often make purchase decisions based on sustainability factors.

Experienced and Motivated Management and Sales Force.  An important component of our competitive position is the quality of our management team and its commitment to developing and maintaining an engaged and accountable workforce. Our team is highly skilled and dedicated to guiding our overall growth and expansion into our targeted market segments, while maintaining our leadership in traditional markets and our strong contribution margins. We utilize an internal marketing and predominantly commissioned sales force of more than 1,100 experienced personnel, stationed at over 70 locations in over 30 countries, to market our products and services in person to our customers. Our incentive compensation and our sales and marketing training programs are tailored to promote performance and facilitate leadership by our executives both in strategic areas as well as the Company as a whole.

Our Business Strategy and Principal Initiatives

Our business strategy is to continue to use our leading position in modular carpet and our product design and global made-to-order capabilities as a platform from which to drive acceptance of our modular carpet, LVT products and rubber flooring products across several industry segments, while maintaining our leadership position for modular carpet in the corporate office market segment. These efforts generally are described in the following strategic pillars:

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

Penetrate Expanding Geographic Markets for Modular Products. While maintaining our leadership in the corporate office segment, we will continue to build upon our position as the worldwide leader for modular carpet in order to promote sales in all market segments globally. A principal part of our international focus – which utilizes our global marketing capabilities and sales infrastructure – is the significant opportunities in several emerging geographic markets for modular carpet. These emerging markets, such as China, India and Eastern Europe, represent large and growing economies and opportunities for Interface to leverage its brand, experience and skills. Other expanding geographic markets such as Germany are established markets that are transitioning to the use of modular carpet from historically low levels of penetration. Each of these geographic markets represents a significant growth opportunity for our modular carpet business.

Continue to Penetrate Non-Corporate Office Market Segments. We will continue our strategic focus on product design and marketing and sales efforts for non-corporate office market segments such as government, education, healthcare, hospitality, retail and multi-tenant residential space. We began this initiative as part of a market diversification strategy to reduce our exposure to the economic cyclicality of the corporate office segment, and it has become a principal strategy generally for growing our business and enhancing profitability. To implement this strategy, we introduced specialized product offerings tailored to the unique demands of these segments and created targeted selling techniques dedicated to penetrating certain segments.

As part of this strategy, our FLOR line of products focuses on the U.S. residential carpet and area rug market segment. These products were specifically created to bring high style modular carpet and rugs to the North American residential market. Historically, we offered FLOR in three primary sales channels – catalogs, the Internet, and in our FLOR retail stores. In the fourth quarter of 2016, we adopted a restructuring plan that included the closure of FLOR’s headquarters office and most retail FLOR stores. In 2017, we completed our restructuring plan and now FLOR focuses on internet sales as well as crossover sales by our commercial sales force.

Develop a Substantial Resilient Flooring Business. Building upon the success of our initial introduction of products into the high growth LVT market, we plan to expand our LVT product offering while also seeking to introduce new products in the resilient flooring category. We believe our ability to offer and sell our soft and hard surfaces in an integrated flooring design helps meet the needs of our customers by complementing and enhancing our carpet tile portfolio with true modular installation, no transition strips between surfaces, same sizes of carpet tile and LVT products, and favorable acoustic properties. Our acquisition of nora, with its rubber flooring business, is also a key component of our strategy in this area.

Continue to Drive Productivity and Invest Strategically. Our supply chain and other productivity initiatives in recent years have improved our cost structure and yielded operating efficiencies. We plan to continue our productivity initiatives to increase profitability by taking advantage of strategic opportunities to invest in systems, processes and personnel that can help us grow our business and increase profitability and value.

Use Strong Free Cash Flow Generation to Strengthen Our Balance Sheet. Our principal business has been structured to yield contribution margins that generate strong free cash flow (by which we mean cash available to invest back into the business, apply toward servicing debt, potential stock repurchases, strategic acquisitions and the like). Our historical investments in global manufacturing capabilities, facilities and product customization techniques, which we have maintained, also contribute to our ability to generate strong levels of free cash flow. We expect to use our strong free cash flow generation capability to pay down debt, potentially repurchase shares and strengthen our financial position, or re-invest in our operations. We will also continue to execute programs to reduce costs further and enhance free cash flow.  In addition, our existing capacity to increase production levels without significant capital expenditures will further enhance our generation of free cash flow as demand for our products rises.

Sustain Leadership in Product Design and Development. As discussed above, our leadership position for product design and development is a competitive advantage and key strength. Our plank, Skinny Plank, and i2 products and TacTiles installation system have confirmed our position as an innovation leader in modular carpet. We will continue initiatives to sustain, augment and capitalize upon that strength to continue to increase our market share in targeted market segments. Our Mission Zero and Climate Take Back initiatives, which draw upon and promote our sustainability commitment, are part of those initiatives and include placing our Mission Zero and Climate Take Back logos on many of our marketing and merchandising materials distributed throughout the world.

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

•
success of the nora acquisition will depend substantially on our ability to realize the expected synergies and other benefits from combining the Company’s legacy business and nora, and nora may not contribute to the revenue and profitability of the combined business as much as we expect;

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

•
unanticipated termination or interruption of any of our arrangements with our primary third-party suppliers of synthetic fiber or our sole third party supplier for LVT could have a material adverse effect on us;

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

Seasonality

Historically, our first quarter has typically been our slowest quarter while our fourth quarter has typically been our best quarter, with sales generally increasing throughout the course of the fiscal year.  However, in recent years, as our sales efforts and results in the education and other market segments have increased and currency fluctuations have impacted us; our second and third quarter sales have sometimes been the highest.

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

Rubber Flooring

Nora is a global leader in the rubber flooring category under the established noraplan® and norament® brands. Nora enhances the Company’s fast-growing resilient flooring portfolio. The acquisition is expected to continue advancing the Company’s growth strategy in expanding market segments, particularly in the healthcare, life sciences and education market segments. Rubber flooring is ideal for applications that require hygienic, safe flooring with strong chemical resistance. Rubber flooring is extremely durable compared to other flooring alternatives.

Other Products and Services

We sell a proprietary antimicrobial chemical compound under the registered trademark Intersept that we incorporate in some of our modular carpet products. We also sell our TacTiles carpet tile installation system, along with a variety of traditional adhesives and products for carpet installation and maintenance that are manufactured by a third party.  We also continue to provide “turnkey” project management services for global accounts and other large customers through our InterfaceSERVICES™ business.

Marketing and Sales

We distribute our products through two primary channels: (1) direct sales to end users; and (2) indirect sales through independent contractors or distributors.  We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, engineers, interior designers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While most of our sales are in the corporate office segment, both new construction and renovation, we also emphasize sales in other segments, including retail space, government institutions, schools, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including Interface and FLOR, as well as the strength of the nora rubber flooring brands of noraplan® and norament®.

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

Having several foreign manufacturing operations enables us to supply our customers with carpet from the location offering the most advantageous delivery times, duties and tariffs, exchange rates, and freight expense, and enhances our ability to develop a strong local presence in foreign markets. We believe that the ability to offer consistent products and services on a worldwide basis at attractive prices is an important competitive advantage in servicing multinational customers seeking global supply relationships. We will consider additional locations for manufacturing operations in other parts of the world as necessary to meet the demands of customers in international markets. For our rubber production we have one manufacturing facility, but we have regional warehouses to achieve advantageous delivery times and optimal freight costs.

Our raw materials are generally available from multiple sources – both regionally and globally – with the exception of synthetic fiber (nylon yarn).  For yarn, we principally rely upon two major global suppliers, but we also have significant relationships with at least two other suppliers.  Although our number of principal yarn suppliers is limited, we do have the capability to manufacture carpet using face fiber produced from two separate polymer feedstocks – nylon 6 and nylon 6,6 – which provides additional flexibility with respect to yarn supply inputs, if needed.  Our global sourcing strategy, including with respect to our principal yarn suppliers and dual polymer manufacturing capability, allows us to help guard against any potential shortages of raw materials or raw material suppliers in a specific polymer supply chain. For rubber flooring, the key polymer raw materials are available from multiple sources and we can source both synthetic and natural rubber depending on product specification and material availability.

We have a flexible-inputs carpet backing line, which we call Cool Blue™, at our modular carpet manufacturing facility in LaGrange, Georgia. Using next generation thermoplastic technology, the custom-designed backing line dramatically improves our ability to keep reclaimed and waste carpet in the production “technical loop,” and further permits us to explore other plastics and polymers as inputs. We also have technology that more cleanly separates the face fiber and backing of reclaimed and waste carpet, thus making it easier to recycle some of its components and providing a purer supply of inputs for the Cool Blue process. This technology, which is part of our ReEntry®2.0 carpet reclamation program, allows us to send some of the reclaimed face fiber back to our fiber supplier to be blended with virgin or other post-industrial materials and extruded into new fiber.

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

Our significant international operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, foreign exchange risk, changing political conditions and governmental regulations. We also receive a substantial portion of our revenues in currencies other than U.S. dollars, which makes us subject to the risks inherent in currency translations. In some markets, we also purchase raw materials in one currency (such as the U.S. dollar or Euro) and sell our products in a local currency which can affect our margins due to foreign currency transaction risk. Although our ability to manufacture and ship products from facilities in several foreign countries reduces the risks of foreign currency fluctuations we might otherwise experience, from time to time we engage in hedging programs intended to reduce those risks.

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

We believe the principal competitive factors in our primary floorcovering markets are brand recognition, quality, design, service, broad product lines, product performance, marketing strategy, pricing and sustainability. In the corporate office market segment, modular carpet competes with various floorcoverings including broadloom carpet, polished concrete and LVT. We believe the quality, service, design, better and longer average product performance, flexibility (design options, selective rotation or replacement, use in combination with our LVT or roll goods), sustainability and convenience of our modular carpet are our principal competitive advantages.

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

In addition, we believe that our sustainability goals are a brand-enhancing, competitive strength as well as a strategic initiative. Our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and related environmental certification programs, resonate deeply with many of our customers and prospects around the globe. Our modular carpet products historically have had inherent installation and maintenance advantages that translated into greater efficiency and waste reduction. We are using raw materials and production technologies, such as our Cool Blue backing line and our ReEntry 2.0 reclaimed carpet separation process, that directly reduce the adverse impact of those operations on the environment and limit our dependence on petrochemicals.

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 90 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials.

Our research and development team provides technical support and advanced materials research and development for us. The team assisted in the development of our post-consumer recycled content, polyvinyl chloride, or PVC, extruded sheet process that has been incorporated into our GlasBacRE modular carpet backing. Our post-consumer recycled content PVC extruded sheet exemplifies our commitment to “closing-the-loop” in recycling. This team also developed our TacTiles carpet tile installation system, which uses small squares of adhesive plastic film to connect intersecting carpet tiles. The team also helped implement our Cool Blue flexible inputs backing line and our ReEntry 2.0 reclaimed carpet separation technology and post-consumer recycling technology for nylon face fibers. With a goal of supporting sustainable product designs in floorcoverings applications, we continue to evaluate bio-based and renewable polymers for use in our products. Our research and development team also supports the dissemination, consultancies and technical communication of our global sustainability endeavors. This team also provides all biochemical and technical support to Intersept antimicrobial chemical product initiatives.

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

For nora rubber flooring, the innovation focus is on performance and design. A recent innovation is the fast growing self-adhesive nTx solution for nora tiles and sheet goods. Recent step changes in design are noraplan Iona introducing a rubber on rubber print, noraplan valua introducing natural woodlike colors and embossing, and noraplan unita that incorporates real granite parts in a rubber floor. The combination of performance and design makes nora the recognized market leader in rubber flooring.

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

Environmental Initiatives

In the latter part of 1994, we commenced a sustainability strategy within our business that we now call Mission Zero, aimed at reducing waste, environmental footprint and costs. Mission Zero, which includes our QUEST waste reduction initiative, is directed toward the elimination of energy and raw materials waste in our businesses, and, on a broader and more long-term scale, the practical reclamation — and ultimate restoration — of shared environmental resources.

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

As more customers in our target markets share our view that sustainability is an important factor in making purchasing and design decisions, and not just good deeds, our acknowledged leadership position should strengthen our brands and provide a differentiated advantage in competing for business. To further raise awareness of our goal of becoming sustainable, we launched our Mission Zero global branding initiative, which represents our mission to eliminate any negative impact our companies may have on the environment. In 2016, we launched the Climate Take Back initiative, in which we seek to lead industry in designing and making products in ways that will maintain a climate fit for life. Our Mission Zero and Climate Take Back logos appear on many of our marketing and merchandising materials distributed throughout the world.

A high point in our pursuit of sustainability was our creation with the Zoological Society of London of a program called Net-Works® in which we’ve worked with communities in the Philippines to collect discarded fishing nets that are damaging a large coral reef, and divert them to our yarn supplier where they are recycled into new carpet fiber. Net-Works provides a source of income for members of these communities in the Philippines, while also cleaning up the beaches and waters where they live and work. Our Net Effect Collection of carpet tile products, among others, contains yarn that is partly made from the recycled fishing nets collected through the Net-Works program. Net-Works is a big step in redesigning our supply chain from a linear take-make-waste process toward a closed loop system, and it advances our ultimate goal of becoming a restorative enterprise.

Backlog

Our backlog of unshipped orders was approximately $177.8 million at February 9, 2020, compared with approximately $190.4 million at February 10, 2019. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. All of the backlog orders at February 9, 2020 are expected to be shipped during the succeeding six to nine months.

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

Employees

At December 29, 2019, we employed a total of 4,110 employees worldwide. Of such total, 1,682 were clerical, staff, sales, supervisory and management personnel and 2,428 were manufacturing personnel. We also utilized the services of 225 temporary personnel as of December 29, 2019.

Some of our employees in Australia, the United Kingdom and China are represented by unions. In the Netherlands, a Works Council, the members of which are Interface employees, is required to be consulted by management with respect to certain matters relating to our operations in that country, such as a change in control of Interface Europe B.V. (our modular carpet subsidiary based in the Netherlands), and the approval of the Council is required for some of our actions, including changes in compensation scales or employee benefits. The majority of our employees in Germany are members of a Works Council as well. Our management believes that its relations with the Works Councils, the unions and all of our employees are good.

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

Information About Our Executive Officers

Our executive officers, their ages as of December 29, 2019, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	65	President and Chief Executive Officer
David B. Foshee	49	Vice President, General Counsel and Secretary
Bruce A. Hausmann	50	Vice President and Chief Financial Officer
Nigel Stansfield	52	Vice President (President - Europe, Africa, Australia, and Asia)

 Mr. Hendrix joined us in 1983 after having worked previously for a national accounting firm. He was promoted to Treasurer in 1984, Chief Financial Officer in 1985, Vice President-Finance in 1986, Senior Vice President in October 1995, Executive Vice President in October 2000, and President and Chief Executive Officer in July 2001. He was elected to the Board in October 1996 and has served on the Executive Committee of the Board since July 2001. In October 2011, Mr. Hendrix was elected as Chairman of the Board of Directors. Mr. Hendrix retired from the positions of President and Chief Executive Officer in March 2017 (while remaining Chairman of the Board), and subsequently was re-elected as President and Chief Executive Officer in January 2020.

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

Mr. Stansfield was the Operations Manager for Firth Carpets (our former European broadloom operations) at the time it was acquired by us in 1997.  For two years following that acquisition, Mr. Stansfield served as Manufacturing Systems Manager, part of a global project team that designed and implemented manufacturing software systems at seven of our manufacturing plants.  In 1999, he returned to Firth Carpets as Operations Director.  In 2002, he became a member of our European research and development team focusing on our sustainability initiatives, and in 2004, he became Product and Innovations Director for all of our European Operations.  In 2010, he joined our European management team as Senior Vice President of Product, Design and Innovation, before being named Vice President and Chief Innovations Officer for the Company in March 2012.  In December 2016, he became President of our business serving Europe, the Middle East and Africa, and in January 2019 he assumed responsibility for the Asia-Pacific region as well.

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

We have substantial international operations. In 2019, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific. Our corporate strategy includes the expansion and growth of our international business on a worldwide basis. As a result, our operations are subject to various political, economic and other uncertainties, including risks of restrictive taxation policies, changing political conditions and governmental regulations. This includes, for example, the uncertainty surrounding the implementation and effect of the United Kingdom’s exit from the European Union, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union. We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2019 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results. In addition, political unrest, terrorist acts, military conflict and disease outbreaks have increased the risks of doing business abroad generally.

The uncertainty surrounding the implementation and effect of the U.K.’s exit from the European Union, and related negative developments in the European Union could adversely affect our business, results of operations or financial condition.

In 2016, voters in the U.K. approved an exit from the European Union via a referendum (commonly referred to as “Brexit”). In 2017, the U.K. notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty, and the U.K. exited the European Union on January 31, 2020. A complex and uncertain process of negotiation is taking place to determine trade agreements as well as other aspects of the U.K.’s relationship with the European Union. The uncertainty leading up to and following Brexit has had, and the implementation of Brexit may continue to have, a negative impact on our business and demand for our products in Europe, and particularly in the U.K. The long-term nature of the U.K.’s relationship with the European Union is unclear and there is considerable uncertainty as to when any agreement or long-term relationship strategy, including trade deals, will be agreed to and implemented by the U.K. and the European Union. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the European Union and elsewhere. In addition, Brexit has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the euro and the British pound sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency of U.S. dollars). Such a development could have other unpredictable adverse effects, including a material adverse effect on demand for office space and our flooring products in the U.K. and in Europe if the U.K. exit leads to economic difficulties in Europe.

Our manufacturing and supply chain abilities may be adversely impacted by an extended shutdown of our operations in China due to the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus began to impact the population of China, and it began to spread globally. In late January 2020, in an effort to contain the spread of the virus, maintain the wellbeing of our employees and in accordance with governmental requirements, we temporarily closed our manufacturing facility in China through February 9, 2020. While the closure and limitations on movement in the region are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production facility closure reoccur, or such disruption continue for an extended period of time, the impact on our supply chain in China and globally could have a material adverse effect on our results of operations and cash flows.

The SEC’s investigation into our earnings per share (“EPS”) calculations and rounding practices could result in potential sanctions or penalties, distraction to our management and result in litigation from third parties, each of which could adversely affect or cause variability in our results of operations and financial condition.

In November 2017, the SEC began an investigation into our EPS calculations and rounding practices. The investigation is ongoing and there can be no assurance that the SEC or another regulatory body will not make further regulatory inquiries or pursue further action that could result in significant costs and expenses including potential sanctions or penalties as well as distraction to management. In addition, the Company may be subject to litigation from third parties related to the matters under review by the SEC. Accordingly, the ongoing SEC investigation and/or any related litigation may give rise to risks and uncertainties that could adversely affect or cause variability in our results of operations and financial condition. Such risks and uncertainties include, but are not limited to, uncertainty as to the scope, timing and ultimate findings of the matters under review by the SEC (collectively, the “investigation”); adverse effects of the investigation, including the potential financial impact on the Company in the event of an adverse outcome and on the market price of the Company’s common stock; the costs and expenses of the investigation, including legal fees and possible monetary penalties in the event of an adverse outcome; the risk of potential litigation or regulatory action arising from these matters; the timing of the review by the Company regarding these matters; the potential identification of deficiencies in internal control over financial reporting or disclosure controls and procedures and the impact of the same; and potential reputational damage that the Company may suffer as a result of the matters under investigation.

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

We depend on a small number of third-party suppliers of synthetic fiber and a single supplier for our LVT products. The unanticipated termination or interruption of any of our supply arrangements with our current suppliers of synthetic fiber (nylon) or sole supplier of LVT, including failure by any third party supplier to meet our product specifications, could have a material adverse effect on us because we do not have the capability to manufacture our own fiber for use in our carpet products or our own LVT. Our suppliers may not be able to meet our demand for a variety of reasons, including our inability to forecast our future needs accurately or a shortfall in production by the supplier for reasons unrelated to us, such as work stoppages, acts of war, terrorism, pandemics, fire, earthquake, energy shortages, flooding or other natural disasters. The primary manufacturing facility of our sole supplier of LVT is located in South Korea, which recently reported an outbreak of the novel coronavirus described above. If any of our supply arrangements with our primary suppliers of synthetic fiber or our sole supplier of LVT is terminated or interrupted, we likely would incur increased manufacturing costs and experience delays in our manufacturing process (thus resulting in decreased sales and profitability) associated with shifting more of our synthetic fiber purchasing to another synthetic fiber supplier or developing new supply chain sources for LVT. A prolonged inability on our part to source synthetic fiber included in our products or LVT on a cost-effective basis could adversely impact our ability to deliver products on a timely basis, which could harm our sales and customer relationships.

If we fail to realize the expected synergies and other benefits of the nora acquisition, our results of operations and stock price may be negatively affected.

We recently completed the acquisition of nora, a manufacturer and multinational marketer of resilient rubber floor coverings.  The success of the acquisition will depend substantially on our ability to realize the expected synergies and other benefits from combining the Company’s legacy business and nora.  Our ability to realize these anticipated benefits and cost savings is subject to various risks and uncertainties, including the risks that:

•	we may not be able to successfully combine and integrate the businesses on a timely basis, or at all;

•	the integration process could divert management’s attention, cause employee or customer attrition or cause other disruption;

•	nora may not contribute to the revenues and profitability of the combined business as much as we currently expect; or

•	we may not be able to manage the increased indebtedness we have incurred in connection with the acquisition.

If we are not able to successfully combine the businesses within the anticipated time frame, or at all, the expected synergies and other benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected, the combined businesses may not perform as expected and the results of our operations or value of our common stock may be adversely affected.

It is also possible that the integration process could result in the loss of key employees or customers of the Company or nora, the disruption of the companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated.

We will be required to devote significant management attention and resources to integrating the Company’s legacy operations and nora. It is possible that the integration process could result in:

•	diversion of management’s attention;

•	the lack of personnel or other resources to pursue other potential business opportunities; and

•	the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

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

Our business operations could suffer significant losses from natural disasters, catastrophes, fire, pandemics or other unexpected events.

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, our manufacturing facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes and earthquakes, or by fire or other unexpected events such as adverse weather conditions, pandemics or other public health crises (such as the recent outbreak of the novel coronavirus described above), or other disruptions to our facilities, supply chain or our customers’ facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations.

Disruptions to or failures of our information technology systems could adversely affect our business.

We rely heavily on information technology systems—both software and computer hardware—to operate our business. We rely on these systems to, among other things:

•	facilitate and plan the purchase, management and distribution of, and payment for, inventory and raw materials;

•	control our production processes;

•	manage and monitor our distribution network and logistics;

•	receive, process and ship orders;

•	manage billing, collections and payables;

•	manage financial reporting; and

•	manage payroll and human resources information.

Our IT systems may be disrupted or fail for a number of reasons, including:

•	natural disasters, like fires;

•	power loss;

•	software “bugs”, hardware defects or human error; or

•	hacking, computer viruses, malware, ransomware or other cyber attacks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 42,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings), all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
Bangkok, Thailand	275,946
Craigavon, N. Ireland(1)	72,200
LaGrange, Georgia	669,145
LaGrange, Georgia(1)	351,205
Union City, Georgia(1)	370,000
Valley, Alabama(1)	338,086
Minto, Australia	240,000
Scherpenzeel, the Netherlands	1,250,960
West Point, Georgia	250,000
Salem, New Hampshire(1)	109,129
Weinheim, Germany(1)	831,113
Taicang, China(1)	142,500

(1)Leased.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. The disclosure set forth in Note 17 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 18, 2020, we had 635 holders of record of our Common Stock. We estimate that there are in excess of 10,000 beneficial holders of our Common Stock.

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

Stock Performance

The following graph and table compare, for the five-year period ended December 29, 2019, the Company’s total returns to shareholders (stock price plus dividends, divided by beginning stock price) with that of (i) all companies listed on the Nasdaq Composite Index and (ii) our self-determined peer group, assuming an initial investment of $100 in each on December 28, 2014 (the last day of the fiscal year 2014). In determining its peer group companies, the Company considered various factors, including the potential peer’s industry, business model, size and complexity.  The Company chose a peer group that it believes provides a robust sample size with minimal revenue dispersion, with companies in similar industries or lines of business or subject to similar economic and business cycles, including companies with a significant international presence that are also focused on sustainability.

	12/28/14	1/3/16	1/1/17	12/31/17	12/30/18	12/29/19
Interface, Inc.	$100	$115	$112	$152	$86	$100
NASDAQ Composite Index	$100	$104	$112	$144	$137	$187
Self-Determined Peer Group (20 Stocks)	$100	$91	$110	$115	$94	$123

Notes to Performance Graph

(1)	The lines represent annual index levels derived from compound daily returns that include all dividends.

(2)	The indices are re-weighted daily, using the market capitalization on the previous trading day.

(3)	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

(4)	The index level was set to $100 as of December 28, 2014 (the last day of fiscal year 2014).

(5)	The Company’s fiscal year ends on the Sunday nearest December 31.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended December 29, 2019:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30 - October 31, 2019	—	$—	—	$—
November 1 – 30, 2019 (2)	502	16.77	—	—
December 1 – 29, 2019 (2)	902	14.47	—	—
Total	1,404	$15.29	—	$—

(1)	The monthly periods identified above correspond to the Company’s fiscal fourth quarter of 2019, which commenced September 30, 2019 and ended December 29, 2019.

(2)	Includes shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

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

	2019		2018		2017	2016	2015
Net sales	$1,343,029		$1,179,573		$996,443	$958,617	$1,001,863
Cost of sales	817,575		755,216		610,422	589,973	618,974
Operating income(1)	130,903		76,379		111,571	87,153	113,593
Net income(2)	79,200		50,253		53,246	54,162	72,418
Income from continuing operations per common share attributable to Interface, Inc.
Basic	$1.34		$0.84		$0.86	$0.83	$1.10
Diluted	$1.34		$0.84		$0.86	$0.83	$1.10
Average Shares Outstanding
Basic	58,943		59,544		61,996	65,098	66,027
Diluted	58,948		59,566		62,040	65,136	66,075
Cash dividends per common share	$0.26		$0.26		$0.25	$0.22	$0.18
Property additions	74,647		54,857		30,474	28,071	27,188
Depreciation and amortization	53,623	(3)	53,580	(3)	37,508	36,505	44,751
Working capital	$284,860		$335,292		$254,221	$311,799	$245,391
Total assets	1,423,049		1,284,644		800,600	835,439	756,549
Total long-term debt	596,200		618,581		229,928	270,347	213,531
Shareholders’ equity	368,202		354,663		330,091	340,729	342,366
Current ratio(4)	2.1		2.5		2.4	3.0	2.6

(1)
The following charges and items are included in our operating income. In 2019 we recorded restructuring and other charges of $12.9 million and purchase accounting amortization of $5.9 million. In 2018, we recorded restructuring and asset impairment charges of $20.5 million, purchase accounting amortization of $32.1 million in connection with the nora acquisition, and nora transaction costs of $5.3 million. In 2017, we recorded restructuring and asset impairment charges of $7.3 million. In 2016, we recorded restructuring and asset impairment charges of $19.8 million.

(2)
Included in 2018 net income are tax benefits of $6.7 million due to the finalization of our analysis of the U.S. Tax Cuts and Jobs Act. Included in 2017 net income are provisional tax charges of $15.2 million due to the U.S. Tax Cuts and Jobs Act.  Please see Item 8, Note 16 “Income Taxes” for further discussion of these charges. Also included in 2018 net income is $4.2 million in other expense for nora transaction costs.

(3)
2019 includes stock compensation amortization of $8.7 million and excludes purchase accounting amortization of $5.9 million. 2018 includes stock compensation amortization of $14.5 million and excludes purchase accounting amortization of $32.1 million.

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

Most of our sales are to customers in the corporate office market segment, but we also focus our marketing and sales efforts on non-corporate office segments to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. In the Americas, our mix of corporate office versus non-corporate office modular carpet and LVT sales was 47% and 53%, respectively, for 2019. Company-wide, our mix of corporate office versus non-corporate office modular carpet and LVT sales was 61% and 39%, respectively, in 2019.

On August 7, 2018, the Company completed the acquisition of nora for a purchase price of €385.1 million, or $447.2 million at the exchange rate as of the transaction date, including acquired cash of €40.0 million ($46.5 million) for a net purchase price of €345.1 million ($400.7 million). Nora is an industry leader in the rubber flooring market, and this acquisition is expected to advance the Company’s growth strategy in expanding market segments, particularly in the healthcare, life sciences and education market segments. Similar to Interface, nora operates on an international footprint and the Company expects the acquisition will also allow for geographic sales synergies as well. During fiscal 2019, the Company continued to expand into these market segments as the sales of rubber flooring products were primarily in the healthcare, education and transportation market segments.

During 2019, we had net sales of $1,343.0 million, up 13.9% compared to $1,179.6 million in 2018. Operating income for 2019 was $130.9 million compared to $76.4 million in 2018. Net income for 2019 was $79.2 million, or $1.34 per share, compared to $50.3 million, or $0.84 per share, in 2018. The 2019 period included the results of the acquired nora business for the full fiscal year, $5.9 million of purchase accounting amortization in connection with the nora acquisition, and $12.9 million of restructuring and other charges. The 2018 period included the results on the nora acquisition from August 7, 2018 to the end of the 2018 fiscal year.

During 2018, we had net sales of $1,179.6 million, up 18.4% compared to $996.4 million in 2017. Operating income for 2018 was $76.4 million as compared to $111.6 million in 2017. Net income for 2018 was $50.3 million, or $0.84 per share, compared with $53.2 million, or $0.86 per share, in 2017. The 2018 period included the results of the acquired nora business from August 7 through the end of the year, including nora net sales of $112.6 million during that stub period. These results included amortization related to the fair value of inventory acquired of $26.7 million, and amortization of acquired intangible assets of $5.4 million. 2018 also includes $9.5 million related to nora transaction expenses. Also included in our results for 2018 were $20.5 million of restructuring and asset impairment charges as well as $6.7 million of tax benefits related to the finalization of our analysis of the U.S. Tax Cuts and Jobs Act enacted in 2017. Please see Item 8, Note 16 “Income Taxes” for further discussion of these tax benefits.

Restructuring Plans

On December 23, 2019, the Company committed to a new restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involves a reduction of approximately 105 employees and early termination of two office leases. As a result of this plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2019 of approximately $9.0 million. The charge is comprised of severance expenses ($8.8 million) and lease exit costs ($0.2 million). The restructuring plan is expected to result in future cash expenditures of approximately $9.0 million for payment of the employee severance and lease exit costs, as described above. The Company expects to complete the restructuring plan in fiscal year 2020, and expects the plan to yield annualized savings of approximately $6.0 million. A portion of the annualized savings is expected to be realized on the income statement in fiscal year 2020, with the remaining portion of the annualized savings expected to be realized in fiscal year 2021.

On December 29, 2018, the Company committed to a new restructuring plan in its continuing efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involved (i) a restructuring of its sales and administrative operations in the United Kingdom, (ii) a reduction of approximately 200 employees, primarily in the Europe and Asia-Pacific geographic regions, and (iii) the write-down of certain underutilized and impaired assets that included information technology assets and obsolete manufacturing equipment. As a result of this plan, the Company recorded a pre-tax restructuring and asset impairment charge in the fourth quarter of 2018 of approximately $20.5 million. The charge was comprised of severance expenses (approximately $10.8 million), impairment of assets (approximately $8.6 million) and other items (approximately $1.1 million). The charge was expected to result in future cash expenditures of $12 million, primarily for severance payments (approximately $10.8 million). The restructuring plan was substantially complete at the end of fiscal 2019. The Company redeployed the savings toward the funding of sales and strategic growth initiatives in 2019, yielding negligible net savings on the Company’s income statement. In connection with the 2018 restructuring plan, the Company recorded $0.7 million of additional lease exit costs in the third quarter of 2019, and in the fourth quarter of 2019 the Company adjusted its expected severance expenses and recognized a decrease in restructuring costs of $1.7 million.

In the first quarter of 2017, the Company recorded a restructuring charge of $7.3 million, which was related to a previous restructuring plan announced in 2016, primarily related to exit costs associated with the closure of various FLOR retail stores. The 2017 charge was comprised of lease exit costs of $3.4 million, asset impairment charges of $3.3 million and severance charges of $0.6 million. The restructuring plan was substantially completed in 2017.

Analysis of Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Net sales denominated in currencies other than the U.S. dollar were approximately 49% in 2019, 49% in 2018, and 46% in 2017. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. In 2019, the weakening of the Euro, British pound, Australian dollar, Canadian dollar and Chinese renminbi against the U.S. dollar had a negative impact on our net sales and operating income. In 2018, the strengthening of the Euro and British pound against the U.S. dollar had a positive impact on our net sales and operating income. In 2017, the strengthening of the Euro, Australian dollar and Canadian dollar had a positive impact on our net sales and operating income.

The following table presents the amounts (in U.S. dollars) by which the exchange rates for translating Euros, British pounds, Australian dollars and Canadian dollars into U.S. dollars have affected our net sales and operating income during the past three years:

	2019	2018	2017
	(in millions)
Impact of changes in foreign currency on net sales	$(26.2)	$8.4	$5.5

Impact of changes in foreign currency on operating income	(3.9)	1.2	1.0

The following table presents, as a percentage of net sales, certain items included in our Consolidated Statements of Operations during the past three years:

	Fiscal Year
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.9	64.0	61.3
Gross profit on sales	39.1	36.0	38.7
Selling, general and administrative expenses	28.4	27.8	26.8
Restructuring, asset impairment and other charges	1.0	1.7	0.7
Operating income	9.7	6.5	11.2
Interest/Other expense	2.2	1.8	1.1
Income before income tax expense	7.5	4.7	10.1
Income tax expense	1.7	0.4	4.7
Net income	5.8	4.3	5.3

Net Sales

Below we provide information regarding our net sales and analyze those results for each of the last three fiscal years. Fiscal years 2019, 2018, and 2017 were 52-week periods.

	Fiscal Year			Percentage Change
	2019	2018	2017	2019 compared with 2018	2018 compared with 2017
	(in thousands)
Net Sales	$1,343,029	$1,179,573	$996,443	13.9%	18.4%

Net sales for 2019 compared with 2018

For 2019, our net sales increased $163.5 million (13.9%) as compared to 2018. As discussed above, the 2019 period included revenue from the nora acquisition for the full fiscal year. The 2018 period included nora revenue only from the acquisition date on August 7, 2018 to the end of the 2018 fiscal year of $112.6 million during that stub period. The increase in net sales was primarily volume related and not materially impacted by changing prices. Fluctuations in currency exchange rates had a negative impact on our year-over-year sales comparison of approximately $26.2 million, meaning that if currency levels had remained constant year over year our 2019 sales would have been higher by this amount. On a geographic basis, including the impact of the nora acquisition, we experienced sales growth across all our regions. Sales in the Americas were up 11.0%, sales in Europe were up 23.0% as reported in U.S. dollars, and sales in Asia-Pacific were up 8.5%.

The sales increase of 11.0% in the Americas in 2019 was due primarily to the impact of the nora acquisition and growth from our luxury vinyl tile (“LVT”) products. The legacy Americas carpet and LVT business grew approximately 3.6% for the year.  This increase in the legacy business was due to increased sales in the corporate office market segment (up 8.6%) as well as increases in the healthcare (up 18.2%) and education (up 7.6%) market segments.  These legacy sales increases were partially offset by a decline in the retail market segment (down 24.6%).

In Europe, sales in the region were up in both U.S. dollars (23.0%) and local currency (29.1%). This increase was due primarily to the impact of the nora acquisition and growth from our LVT products offset by weakening of the Euro and British pound against the U.S. dollar. The legacy European carpet and LVT business declined 2.7% on a U.S. dollar basis, but grew 2.6% in local currency.  The sales growth in local currency in the legacy European business was most pronounced in the corporate office segment (up 6.9%). The decline in legacy sales on a U.S. dollars basis was primarily due to the weakening of the Euro and British pound against the U.S. dollar.

In Asia-Pacific, sales increased 8.5% primarily due to the impact of the nora acquisition and growth in our LVT products. This sales increase was partially offset by the weakening of the Australian dollar and lower sales in Australia.  The legacy Asia-Pacific carpet and LVT business declined 3.9% on a U.S. dollar basis, but increased 0.1% in local currency.  The sales decline in the legacy Asia-Pacific business was primarily in the corporate (down 5.7%) and government (down 17.9%) market segments, partially offset by increases in the retail market segment (up 12.0%).

Net sales for 2018 compared with 2017

For 2018, our net sales increased $183.1 million (18.4%) compared to 2017. As discussed above, the 2018 period included revenue of $112.6 million from the nora acquisition that was not present in 2017. Fluctuations in currency exchange rates had a positive impact on our year-over-year sales comparison of approximately $8.4 million, meaning that if currency levels had remained constant year over year our 2018 sales would have been lower by this amount. On a geographic basis, including the impact of nora, we experienced sales growth across all of our regions. Sales in the Americas were up 16.0%, sales in Europe were up 29.7% as reported in U.S. dollars, and sales in Asia-Pacific were up 9.7%.

The sales increase of 16.0% in the Americas in 2018 was due primarily to the impact of the nora acquisition. The legacy Interface Americas carpet and LVT business grew approximately 8% for the year.  This increase in the legacy business was due to an increase in the corporate office market segment (up 9%) as well as increases in the retail (up 18%) and hospitality (up 7%) market segments.  The increase in retail was due to the performance of our Interface SERVICES™ business, which had a larger percentage of its sales in the retail segment.  These legacy sales increases were partially offset by a decline in the government (down 10%) market segment.

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

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative (“SG&A”) expenses during the past three years:

Cost and Expenses	Fiscal Year			Percentage Change
	2019	2018	2017	2019 compared with 2018	2018 compared with 2017
	(in thousands)
Cost of Sales	$817,575	$755,216	$610,422	8.3%	23.7%
Selling, General and Administrative Expenses	381,604	327,449	267,151	16.5%	22.6%
Total

For 2019, our costs of sales increased $62.4 million (8.3%) compared to 2018. Included in 2019 are costs of sales for the acquired nora business for the full year, which includes purchase accounting amortization of $5.9 million related to acquired intangible assets. Fluctuations in currency exchange rates had a 1.8% positive impact on the year-over-year comparison. In absolute dollars, the increase in costs of sales was a result of higher sales for 2019 as compared to 2018, as well as the full year impact of the acquired nora business. As a percentage of sales, our costs of sales decreased to 60.9% in 2019 versus 64.0% in 2018. This decrease was primarily due to productivity initiatives and the nora non-recurring inventory step-up amortization which occurred in 2018, but did not recur in 2019.

For 2018, our costs of sales increased $144.8 million (23.7%) compared with 2017. Included in the 2018 period are cost of sales of $96.6 million for the acquired nora business, which includes amortization related to acquired inventory and intangible assets of $32.1 million. Fluctuations in currency exchange rates did not have a significant impact (less than 1%) on the year-over-year comparison. In absolute dollars, the increase in costs of sales was a result of higher sales for 2018 as compared to 2017. As a percentage of sales, our costs of sales increased to 64.0% in 2018 versus 61.3% in 2017. This increase was a result of (1) higher costs of sales related to the acquired nora business, including purchase accounting amortization of $32.1 million for acquired inventory and intangible assets, (2) delayed productivity initiatives due to increased sales and production volumes, as well as (3) a change in the sales mix weighted more heavily toward the Interface Services business, which typically generates a lower gross margin compared to the rest of our operations.

For 2019, our SG&A expenses increased $54.2 million (16.5%) versus 2018. Included in the 2019 period were a full year of SG&A expenses for the acquired nora business versus only a stub period of approximately five months in 2018. Fluctuations in currency rates had a 1.5% favorable impact on SG&A expenses. The increase in SG&A expenses during the year was primarily due to (1) higher selling expenses for the full year impact in 2019 of the acquired nora business, (2) higher year-over-year legal expenses of $3.5 million related to the SEC matter discussed in Note 17 – “Commitments and Contingencies”, and (3) higher selling expenses related to bringing the Company’s global sales organization together for a meeting to accelerate the nora integration, advance our selling system transformation, and engage the sales force in the Company’s sustainability mission. These increases were partially offset by lower stock compensation expense of $5.8 million compared to prior year. As a percentage of sales, SG&A expenses increased to 28.4% in 2019 versus 27.8% in 2018.

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

Interest Expense

For 2019, our interest expense increased $10.2 million to $25.6 million, versus $15.4 million in 2018. This increase was a result of higher outstanding borrowings incurred in August 2018 to complete the nora acquisition offset slightly by lower average interest rates on our borrowings (our average borrowing rate for 2019 was 3.27% as compared to 3.50% for 2018). Our interest rate swaps, entered into in 2017 and 2019, had approximately $0.2 million impact on interest expense for 2019.

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

As of December 31, 2017, the Company recorded a provisional tax expense of $3.5 million related to the remeasurement of its net deferred tax asset and a provisional tax expense of $11.7 million related to the one-time transition toll tax. As of December 30, 2018, the Company completed the accounting of remeasuring its net deferred tax asset which resulted in a $1.7 million decrease to the previously recorded provisional amount and completed its assessment of the one-time transition toll tax which resulted in a $5.0 million decrease to the previously recorded provisional amount. See Note 16 – “Income Taxes” to the consolidated financial statements in Item 8 for further information on the financial statement impact of the Tax Act.

Our effective tax rate in 2019 was 22.2%, compared with an effective tax rate of 8.6% in 2018. The increase in our effective tax rate in 2019 compared to 2018 was primarily due to the nonrecurring $6.7 million tax benefit realized in 2018 related to the impacts of the Tax Act as discussed above. In addition, there was a net increase in our effective tax rate in 2019 due to less U.S. federal and foreign tax credits which was partially offset by a reduction in non-deductible expenses, favorable change in unrecognized tax benefits and a higher portion of income earned in foreign jurisdictions not subject to U.S. state income taxes.

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

On August 7, 2018, our Syndicated Credit Facility was amended and restated in connection with our acquisition of nora. Please see Note 9 – “Long-Term Debt” and Note 19 – “Acquisition of Nora” in Item 8 for additional information.

At December 29, 2019, we had $81.3 million in cash. Approximately $2.9 million of this cash was located in the U.S., and the remaining $78.4 million was located outside of the U.S. The cash located outside of the U.S. is indefinitely reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs, particularly for working capital needs and capital expenditure requirements in Europe, Asia, and Australia, support our assertion that a portion of our cash in foreign locations will be reinvested and remittance will be postponed indefinitely.  Of the $78.4 million of cash in foreign jurisdictions, approximately $3.6 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for foreign withholding and U.S. state income taxes on these amounts in accordance with applicable accounting standards.

As of December 29, 2019, we had $602.5 million of borrowings and $2.2 million in letters of credit outstanding under our amended and restated Syndicated Credit Facility. Of those borrowings outstanding, $581.6 million were term loan borrowings and $20.9 million were revolving loan borrowings. As of December 29, 2019, we had additional borrowing capacity of $276.9 million under our amended and restated Syndicated Credit Facility and $9.5 million of borrowings under our other credit facilities in place at other non-U.S. subsidiaries.

We have approximately $162.8 million in contractual cash obligations due by the end of fiscal year 2020, which includes, among other things, pension cash contributions, interest payments on our debt and lease commitments. Based on current interest rates and debt levels, we expect our aggregate interest expense for 2020 to be between $24 million and $25 million. We estimate aggregate capital expenditures in 2020 to be between $50 million and $60 million, although we are not committed to these amounts.

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

It is also important for you to consider that borrowings under our Syndicated Credit Facility comprise the substantial majority of our indebtedness, and that these borrowings are based on variable interest rates (as described below) that expose the Company to the risk that short-term interest may increase. We have, however, entered into interest rate swap transactions to fix the variable interest rate with respect to $250 million of the term loan borrowings under the Syndicated Credit Facility. For information regarding the current variable interest rates of these borrowings, the potential impact on our interest expense from hypothetical increases in short term interest rates, and the interest rate swap transaction, please see the discussion in Item 7A of this Report.

Syndicated Credit Facility

On August 7, 2018, we amended and restated our Syndicated Credit Facility (the “Facility”) in connection with the nora Holding GmbH (“nora”) acquisition. The purpose of the amended and restated Facility was to fund the nora purchase price and related fees and expenses of the acquisition, and to increase the credit available to us and our subsidiaries following the closing of the nora acquisition in view of the larger enterprise. At December 29, 2019, the amended and restated Facility provided to us and certain of our subsidiaries a multicurrency revolving loan facility up to $300 million, as well as other U.S. denominated and multicurrency term loans.

On December 18, 2019, the Company amended its Facility, with certain of its wholly-owned foreign subsidiaries as co-borrowers. The primary purpose of this amendment was to allow the Company to make various intercompany transactions.

In connection with the amended and restated Facility as discussed above, we recorded $8.8 million of debt issuance costs associated with the new term loans that are reflected as a reduction of long-term debt in accordance with applicable accounting standards.  As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of December 29, 2019 outstanding debt issuance costs are $6.3 million.

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

Covenants

The Facility contains standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants limit our ability to:

•	create or incur liens on assets;

•	make acquisitions of or investments in businesses (in excess of certain specified amounts);

•	engage in any material line of business substantially different from the Company’s current lines of business;

•	incur indebtedness or contingent obligations;

•	sell or dispose of assets (in excess of certain specified amounts);

•	pay dividends or repurchase our stock (in excess of certain specified amounts);

•	repay other indebtedness prior to maturity unless we meet certain conditions; and

•	enter into sale and leaseback transactions.

The Facility also requires us to remain in compliance with the following financial covenants as of the end of each fiscal quarter, based on our consolidated results for the year then ended:

•	Consolidated Net Leverage Ratio: Must be no greater than 4.25:1.00, subject to a step-down as described in the Facility Agreement.

•	Consolidated Interest Coverage Ratio: Must be no less than 2.25:1.00.

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

As of December 29, 2019, we had outstanding $581.6 million of term loan borrowing and $20.9 million of revolving loan borrowings under the Facility, and had $2.2 million in letters of credit outstanding under the Facility. As of December 29, 2019, the weighted average interest rate on borrowings outstanding under the Facility was 3.27%.

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

In the third quarter of 2017 and first quarter of 2019, we entered into interest rate swap transactions that fixed the variable interest rate with respect to $100 million and $150 million, respectively, of the term loan borrowings under the Syndicated Credit Facility. For additional information, please see Item 7A and Note 9 entitled “Long-Term Debt” in Item 8 of this Report.

Analysis of Cash Flows

We ended 2019 with $81.3 million in cash, an increase of $0.3 million during the year. The most significant uses of cash in 2019 were (1) repayments on our Syndicated Credit Facility of $111.7 million offset by borrowings of $90 million, (2) capital expenditures of $74.6 million, (3) $25.2 million to repurchase 1.6 million shares of the Company’s outstanding common stock, and (3) dividend payments of $15.4 million These uses were offset by cash flow from operations of $141.8 million, primarily generated from (1) net income of $79.2 million, (2) $19.4 million for increases in accounts payable and accrued expenses, and (3) $2.6 million due to a decrease in inventories. These sources of cash were reduced by working capital uses of (1) $9.7 million due to increases in prepaid expenses and (2) $0.9 million due to increases in accounts receivable.

We ended 2018 with $81.0 million in cash, a decrease of $6.0 million during the year. During 2018, we borrowed $462.8 million of new term loan debt to finance the acquisition of nora. The cash purchase price for nora, net of cash acquired, was $400.7 million. Other than the nora purchase transaction, the most significant uses of cash in 2018 were (1) repayments on our Syndicated Credit Facility of $64.5 million, (2) capital expenditures of $54.9 million, (3) dividend payments of $15.5 million and (4) $14.5 million of cash used to repurchase our common stock. These uses were offset by cash flow generated by operations of $91.8 million. Our cash flow from operations was primarily generated by net income of $50.3 million. This net income was offset by working capital uses, primarily $18.8 million for an increase in inventory and $15.5 million due to increases in prepaid and other current assets. The Company generated cash of $9.9 million for increases in accounts payable and accrued expenses. In addition to working capital generation of cash, the Company also borrowed $17 million under its Syndicated Credit Facility during 2018.

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

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations and the periods in which payments are due. The amounts and time periods are measured from December 29, 2019.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations (1)	$602,516	$31,022	$62,044	$509,450	$—
Operating and Finance Lease Obligations (2)	152,828	23,202	32,425	21,841	75,360
Expected Interest Payments (3)	87,142	23,876	43,034	20,232	—
Unconditional Purchase Obligations (4)	70,071	65,514	4,518	37	2
Pension Cash Obligations (5)	139,413	19,146	25,667	26,420	68,180
Total Contractual Cash Obligations (6)	$1,051,970	$162,760	$167,688	$577,980	$143,542

(1)
Total long-term debt in the consolidated balance sheet includes a reduction for unamortized debt issuance costs of $6.3 million which are excluded from the long-term debt obligations in the table above.

(2)	Operating and finance lease obligations represent undiscounted future lease payments.

(3)
Expected interest payments to be made in future periods reflect anticipated interest payments related to the $581.6 million of Term Loan borrowings outstanding and the $20.9 million of revolving loan borrowings outstanding under our Syndicated Credit Facility as of December 29, 2019. We have also assumed in the presentation above that these borrowings will remain outstanding until maturity with the exception of the required amortization payments for our Term Loan A borrowings.

(4)
Unconditional purchase obligations do not include unconditional purchase obligations that are included as liabilities in our Consolidated Balance Sheet. Our capital expenditure commitments of approximately $63.3 million are included in the table above.

(5)
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

(6)
The above table does not reflect unrecognized tax benefits of $25.5 million, the timing of which payments are uncertain. See Note 16 entitled “Income Taxes” in Item 8 of this Report for further information.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. The management estimate of fair value considers undiscounted cash flows, market conditions and trends, and other industry specific metrics. If actual market value is less favorable than that estimated by management, additional write-downs may be required.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 29, 2019, and December 30, 2018, we had state net operating loss carryforwards of $87.6 million and $96.1 million, respectively. Certain of these state net operating loss carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2019 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

During the fourth quarters of 2019, 2018 and 2017, we performed the annual goodwill impairment test. We perform this test at the reporting unit level. For our reporting units which carried a goodwill balance as of December 29, 2019, no impairment of goodwill was indicated. As of December 29, 2019, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed. However, the Company has experienced significant competitive pressure in fiscal 2019 along with volatility in the company stock price. As such, it is reasonably possible that such circumstances along with a recent acquisition may together warrant the need to write down the value of goodwill in the near term.

Inventories. We determine the value of inventories using the lower of cost or net realizable value. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on December 29, 2019 and December 30, 2018, was $28.3 million and $28.1 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2019 net income would be higher or lower by approximately $2.2 million, on an after-tax basis.

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

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(46.8)
1% decrease in actuarial assumption for discount rate	$60.4

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(3.2)
1% decrease in actuarial assumption for discount rate	$3.9

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 29, 2019 and December 30, 2018, was $3.8 million and $3.5 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2019 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. Similar limited warranties are provided on certain attributes of our rubber and LVT products, typically for a period of 5 to 15 years. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty and sales allowance reserve on December 29, 2019 and December 30, 2018, was $3.9 million and $3.5 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2019 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

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

The most significant of the fair value estimates is related to intangible assets not subject to amortization and intangible assets subject to amortization. We acquired $103.3 million of intangible assets in connection with the nora acquisition.This amount of intangible assets was determined based primarily on nora’s projected cash flows. The projected cash flows include various assumptions, including the timing of projects embedded in backlog, success in securing future business, profitability of the business, and the appropriate risk-adjusted discount rate used to discount the projected cash flows. At December 29, 2019 intangible assets, net of amortization, were approximately $89.1 million. The final residual value assigned to goodwill related to the nora acquisition was $201.9 million, at the acquisition date exchange rate. We completed our final valuation of the assets acquired and liabilities assumed at the acquisition date in the second quarter of 2019.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management monitors interest rates and has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters, subject to approval by our Board of Directors. In 2017 and 2019, the Company entered into interest rate swap transactions with regard to a portion of its term loan debt. The Company’s interest rate swaps are designated and qualify as cash flow hedges of forecasted interest payments. The Company reports the effective portion of the fair value gain or loss on the swaps as a component of other comprehensive income (or other comprehensive loss). The aggregate notional amount of the swaps as of December 29, 2019 was $250 million.

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

At December 29, 2019, we recognized an $11.7 million decrease in our foreign currency translation adjustment account compared with December 30, 2018, because of the weakening of the Euro, British pound and Australian dollar against the U.S. dollar in 2019.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 29, 2019. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

Our weighted average interest rate for our outstanding borrowings in 2019 and 2018 was 3.27% and 3.50%, respectively.

As discussed above, our Syndicated Credit Facility is comprised of a combination of term loan and revolving loan borrowings. The following table summarizes our market risks associated with our debt obligations as of December 29, 2019. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rate on our Syndicated Credit Facility borrowings as of December 29, 2019.

	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate	$31,022	$31,022	$31,022	$509,450	$—	$602,516	$602,516

An increase in our effective interest rate of 1% would increase annual interest expense by approximately $3.3 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should continue to manage such exposures through our current and any future interest rate swap transactions.

As of December 29, 2019, a 100 bps decrease or increase in interest rates would result in a decrease or increase in the fair value of our interest rate swaps of approximately $7.3 million.

Foreign Currency Exchange Rate Risk

As of December 29, 2019, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $12.4 million or an increase in the fair value of our financial instruments of $15.1 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR
	2019	2018	2017
	(in thousands, except per share data)
Net sales	$1,343,029	$1,179,573	$996,443
Cost of sales	817,575	755,216	610,422
Gross profit on sales	525,454	424,357	386,021

Selling, general and administrative expenses	381,604	327,449	267,151
Restructuring, asset impairment and other charges	12,947	20,529	7,299

Operating income	130,903	76,379	111,571

Interest expense	25,656	15,436	7,128
Other expense	3,431	5,952	3,904

Income before income tax expense	101,816	54,991	100,539
Income tax expense	22,616	4,738	47,293

Net income	$79,200	$50,253	$53,246

Net income per share – basic	$1.34	$0.84	$0.86

Net income per share – diluted	$1.34	$0.84	$0.86

Basic weighted average common shares outstanding	58,943	59,544	61,996
Diluted weighted average common shares outstanding	58,948	59,566	62,040

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEAR
	2019	2018	2017
	(in thousands)
Net income	$79,200	$50,253	$53,246
Other comprehensive income (loss), after tax
Foreign currency translation adjustment	(11,652)	(22,544)	31,579
Cash flow hedge (losses) gains	(5,489)	422	904
Pension liability adjustment	(13,090)	12,944	(1,692)

Comprehensive income	$48,969	$41,075	$84,037

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	END OF FISCAL YEAR
	2019	2018
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$81,301	$80,989
Accounts receivable, net	177,482	179,004
Inventories, net	253,584	258,657
Prepaid expenses and other current assets	35,768	40,229
Total current assets	548,135	558,879
Property, plant and equipment, net	324,585	292,888
Operating lease right-of-use assets	107,044	—
Deferred tax asset	19,683	15,601
Goodwill and intangibles, net	346,474	343,542
Other assets	77,128	73,734

Total assets	$1,423,049	$1,284,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,687	$66,301
Accrued expenses	140,652	125,971
Current portion of operating lease liabilities	15,914	—
Current portion of long-term debt	31,022	31,315
Total current liabilities	263,275	223,587
Long-term debt	565,178	587,266
Operating lease liabilities	91,829	—
Deferred income taxes	35,550	26,488
Other long-term liabilities	99,015	92,640

Total liabilities	1,054,847	929,981

Commitments and contingencies

Shareholders’ equity
Preferred stock	—	—
Common stock	5,842	5,951
Additional paid-in capital	250,306	270,269
Retained earnings	286,056	222,214
Accumulated other comprehensive loss – foreign currency translation	(113,139)	(101,487)
Accumulated other comprehensive income – cash flow hedge	(4,163)	1,326
Accumulated other comprehensive loss – pension liability	(56,700)	(43,610)

Total shareholders’ equity	368,202	354,663

Total liabilities and shareholders’ equity	$1,423,049	$1,284,644

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR
	2019	2018	2017
OPERATING ACTIVITIES:		(in thousands)
Net income	$79,200	$50,253	$53,246
Adjustments to reconcile income to cash provided by operating activities
Depreciation and amortization	44,932	39,084	30,261
Stock compensation amortization expense	8,691	14,496	7,247
Loss on disposal of impaired assets	—	8,569	—
Enactment of U.S. Tax Cuts and Jobs Act expenses (benefit)	—	(6,739)	15,174
Bad debt expense	1,206	222	219
Deferred income taxes and other	(9,497)	(11,709)	8,154
Amortization of acquired intangible assets	5,903	5,387	—
Amortization of acquired inventory step-up	—	26,666	—
Working capital changes:
Accounts receivable	(930)	(10,113)	(10,313)
Inventories	2,573	(18,784)	(13,629)
Prepaid expenses and other current assets	(9,691)	(15,501)	1,019
Accounts payable and accrued expenses	19,381	9,936	11,975
Cash provided by operating activities	141,768	91,767	103,353

INVESTING ACTIVITIES:
Capital expenditures	(74,647)	(54,857)	(30,474)
Cash paid for business, net of cash acquired	—	(400,697)	—
Other	425	(131)	(614)
Cash used in investing activities	(74,222)	(455,685)	(31,088)

FINANCING ACTIVITIES:
Revolving loan borrowing	90,000	17,000	25,000
Revolving loan repayments	(87,664)	(64,504)	(57,014)
Term loan borrowing	—	462,847	—
Term loan repayments	(24,028)	(14,162)	(15,000)
Repurchase of common stock	(25,154)	(14,485)	(91,576)
Dividends paid	(15,358)	(15,471)	(15,487)
Tax withholding payments for share-based compensation	(3,278)	(1,187)	(1,479)
Debt issuance costs	—	(8,806)	(1,427)
Proceeds from issuance of common stock	60	294	—
Other	(1,255)	—	—
Cash (used in) provided by financing activities	(66,677)	361,526	(156,983)

Net cash provided by (used in) operating, investing and financing activities	869	(2,392)	(84,718)
Effect of exchange rate changes on cash	(557)	(3,656)	6,083

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	312	(6,048)	(78,635)
Balance, beginning of year	80,989	87,037	165,672

Balance, end of year	$81,301	$80,989	$87,037

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

Revenue Recognition

Effective January 1, 2018, the Company adopted a new accounting standard with regard to revenue from customers.  The core principle of this standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The Company elected the modified retrospective approach for adoption of this new standard, as is allowed by the standard. The Company did not have any significant impact from this standard as of the date of the adoption.

Revenue Recognized from Contracts with Customers

Contracts with customers typically take the form of invoices for purchase of materials from the Company. Customer payment terms vary by region and are typically less than 60 days. The performance obligation is the delivery of these materials to the customer’s control. During 2019 and 2018, approximately 98% and 97% of the Company’s total revenue, respectively, was produced from the sale of carpet, resilient flooring, rubber flooring, and related products (TacTiles installation materials, etc.) and the revenue from sales of these products is recognized upon shipment, or in certain cases, upon delivery to the customer.  The transaction price for these sales is readily identifiable. The remaining revenue for 2019 and 2018 of 2% and 3%, respectively, was generated from the installation of carpet and other flooring-related material.

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

Performance Obligations

As noted above, the Company primarily generates revenue through the sale of flooring material to end users either upon shipment or upon arrival of the product at its destination. In these instances, there typically is no other obligation to the customers other than the delivery of flooring material with the exception of warranty. The Company does offer a warranty to its customers which guarantees certain on-floor performance characteristics and warrants against manufacturing defects. The warranty is not a service warranty, and there is no ability to separate the warranty obligation from the sale of the flooring or purchase them separately.  The Company’s incidence of warranty claims is extremely low, with less than 0.5% of revenue in claims on an annual basis for the last three fiscal years.  Given the nature of the warranty as well as the financial impact, the Company has determined that there is no need to identify this warranty as a separate performance obligation and the Company will continue to account for warranty on an accrual basis.

For the Company’s installation business, the sales of carpet and other flooring materials and installation services are separate deliverables which under the revenue recognition requirements should be characterized as separate performance obligations.  Prior to the adoption of the new accounting standard, the Company historically had not separated these obligations and had accounted for these installation projects on a completed contract basis.  The nature of the installation projects is such that the vast majority – an amount in excess of 90% of these installation projects – are completed in less than 5 days.  The Company’s largest installation customers are retail and corporate customers, and these are on a project-by-project basis and are short-term installations.  The Company has evaluated these projects at the end of the reporting period and recorded revenue in accordance with the accounting standards for projects which were underway as of the end of 2019.

Costs to Obtain Contracts

The Company pays sales commissions to many of its sales personnel based upon their selling activity. These are direct costs associated with obtaining the contracts and are expensed as the revenue is earned. As these commissions become payable upon shipment (or in certain cases delivery) of product, the commission is earned as the revenue is recognized. There are no other material costs the Company incurs as part of obtaining the sales contract.

Shipping and Handling

Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in cost of sales in the consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses and cost of sales in the consolidated statements of operations. Research and development expense was $17.8 million, $16.4 million, and $14.0 million for the years 2019, 2018 and 2017, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. Significant concentrations of credit risk may arise from the Company’s cash maintained at various banks, as from time to time cash balances may exceed the FDIC limits. The Company did not hold any significant amounts of cash equivalents and short-term investments at December 29, 2019 and December 30, 2018.

Cash payments for interest amounted to approximately $22.7 million, $13.8 million, and $6.3 million for the years 2019, 2018, and 2017, respectively. 2019 includes cash payments for interest related to the Company’s finance lease liabilities. Income tax payments amounted to approximately $34.8 million, $29.5 million and $19.1 million for the years 2019, 2018 and 2017, respectively. During the years 2019, 2018 and 2017, the Company received income tax refunds of $1.9 million, $0.8 million and $0.1 million, respectively.

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

Leases

We record a right-of-use asset and lease liability for operating and finance leases once a contract that contains a lease is executed and we have the right to control the use of the leased asset. The right-of-use asset is measured as the present value of the lease obligation. The discount rate used to calculate the present value of the lease liability was the Company’s incremental borrowing rate, which is based on the estimated rate for a fully collateralized borrowing that fully amortizes over a similar lease term at the commencement date and for the applicable geographical region.
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

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs on qualifying expenditures of approximately $2.1 million, $0.7 million, and $0.6 million for the fiscal years 2019, 2018 and 2017, respectively. Depreciation expense amounted to approximately $41.5 million, $37.6 million, and $29.5 million for the years 2019, 2018, and 2017 respectively. Depreciation expense recorded to costs of sales in the consolidated statements of operations was $26.3 million, $21.8 million, and $14.8 million for the years 2019, 2018, and 2017, respectively. Depreciation expense recorded in SG&A expenses in the consolidated statements of operations was $15.2 million, $15.8 million, and $14.7 million, for the years 2019, 2018, and 2017, respectively.

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

Goodwill and Other Intangible Assets

In connection with the nora acquisition on August 7, 2018, the Company recognized goodwill of $201.9 million and acquired intangible assets of $103.3 million. Goodwill includes all purchase price accounting adjustments of approximately $18.6 million related to additional liabilities that existed at the acquisition date. Goodwill and intangible assets were assigned pro-rata to the Company’s three operating segments. None of the goodwill is expected to be deductible for income tax purposes.

As of December 29, 2019, and December 30, 2018, the net carrying amount of goodwill was $257.4 million and $245.8 million, respectively. Other intangible assets were $89.1 million and $97.7 million as of December 29, 2019 and December 30, 2018, respectively. Amortization expense related to intangible assets during the years 2019, 2018 and 2017 was $5.9 million, $5.4 million and $0.7 million, respectively and are recorded in cost of sales in the consolidated statements of operations.

During the fourth quarters of 2019, 2018 and 2017, as of the last day of the third quarter of each year, the Company performed the annual goodwill impairment test. The Company performs this test at the reporting unit level, which is one level below the segment level for the Flooring segment. In performing the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. The annual testing indicated no potential of goodwill impairment in any of the years presented.

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the measurement date, and therefore no impairment was indicated as a result of the impairment testing. As of December 29, 2019, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company still believes no goodwill impairment would have existed. However, the Company has experienced significant competitive pressure in fiscal 2019 along with volatility in the company stock price. As such, it is reasonably possible that such circumstances along with a recent acquisition may together warrant the need to write down the value of goodwill in the near term.

The changes in the carrying amounts of goodwill for the years ended December 29, 2019 and December 30, 2018 are as follows (in thousands):

BALANCE DECEMBER 31, 2018	ACQUISITIONS	PURCHASE PRICE ACCOUNTING ADJUSTMENTS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE DECEMBER 29, 2019
	(in thousands)
$245,815	$—	$17,181	$—	$(5,557)	$257,439

BALANCE JANUARY 1, 2018	ACQUISITIONS	PURCHASE PRICE ACCOUNTING ADJUSTMENTS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE DECEMBER 30, 2018
	(in thousands)
$68,754	$183,348	$1,377	—	$(7,664)	$245,815

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty and sales allowance reserves amounted to $3.9 million and $3.5 million as of December 29, 2019 and December 30, 2018, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

Income Taxes

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

For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results. For further information, see Note 16 entitled “Income Taxes.”

Fair Values of Financial Instruments

Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt are based on quoted market prices or pricing models using current market rates and classified as level 2 within the fair value hierarchy.

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign exchange translation gains (losses) were ($11.7) million, ($22.5) million, and $31.6 million for the years 2019, 2018 and 2017, respectively.

Earnings per Share

Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 13 entitled “Shareholders' Equity.”

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. However, there were no stock options granted in 2019, 2018 or 2017.

The Company recognizes expense related to its restricted stock and performance share grants based on the grant date fair value of the shares awarded, as determined by its market price at date of grant.

Derivative Financial Instruments

Derivatives are recognized on the balance sheet at fair value. For derivatives that meet the criteria as designated cash flow hedges, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. Derivative liabilities are recorded in accrued expenses and derivative assets are recorded in other current assets in the consolidated balance sheet.

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2019,” “2018,” and “2017,” mean the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. Fiscal years 2019, 2018 and 2017 were each comprised of 52 weeks.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements
On December 31, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The Company adopted the new lease standard using the modified retrospective approach and recorded operating lease right-of-use assets and operating lease liabilities for approximately $115.0 million respectively, with no cumulative-effect adjustment to retained earnings. The Company elected to apply the practical expedients allowed by the standard, which resulted in the Company not having to reassess whether expired or existing contracts contained a lease as well as retaining the historical classification of our leases. The Company also elected the hindsight practical expedient in evaluating lessee options and elected to combine lease and non-lease components in calculating the right-of-use asset and lease liability for all leases, except data center assets. See Note 11 entitled “Leases” for additional information.
On December 31, 208 the Company adopted, Accounting Standards Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which addresses a narrow-scope financial reporting issue that arose as a consequence of the U.S. Tax Cuts and Jobs Act. The former guidance required that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance was applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income), such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate (the difference is referred to as stranded tax effects). The new guidance allows for a reclassification of these amounts to retained earnings, thereby eliminating these stranded tax effects. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements as the Company did not elect to reclassify stranded tax effects into retained earnings.
On December 31, 2018, the Company adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” This standard requires that the accounting treatment for non-employee share-based payments for goods or services be consistent with current accounting for employee share-based payments, including measurement of awards at grant-date fair value and the application of probability to evaluate performance conditions. This standard also eliminates the current GAAP requirement to reassess the classification of non-employee share-based payments awards upon vesting. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of adoption of this standard, but does not anticipate that the adoption will have a material effect on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments -- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires a financial asset (including trade receivables) to be presented at the net amount expected to be collected through the use of valuation allowances for credit losses. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The new standard provides both a modified retrospective or prospective adoption method. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements, due to the short-term nature of its trade accounts receivable.

NOTE 3 – REVENUE RECOGNITION

Effective January 1, 2018, the Company adopted a new accounting standard regarding revenue recognition from contracts with customers. The Company elected the modified retrospective approach for adoption of this new standard. The Company did not have any significant impact from this standard as of the date of the adoption.

Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue for 2019. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material.

Disaggregation of Revenue

For 2019, revenue from the Company’s customers is broken down by geography as follows:

Geography	Percentage of Net Sales
Americas	56.4%
Europe	29.3%
Asia-Pacific	14.3%

NOTE 4 – RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables from sales to owners and users of commercial office facilities and with specifiers such as architects, engineers and contracting firms. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 29, 2019 and December 30, 2018, the allowance for bad debts amounted to $3.8 million and $3.5 million, respectively, for all accounts receivable of the Company. Reserves for warranty and returns allowances amounted to $3.9 million and $3.5 million as of December 29, 2019 and December 30, 2018, respectively.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 29, 2019 and December 30, 2018, the Company had approximately $23.3 million and $24.3 million, respectively, of Company-owned life insurance, which is measured on a readily determinable cash surrender value on a recurring basis. This Company-owned life insurance is classified as a Level 2 asset within the fair value hierarchy. Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. As of December 29, 2019, the carrying value of the Company’s borrowings under its Syndicated Credit Facility approximates fair value as the Facility bears interest rates that are similar to existing market rates. The fair value of the Company’s derivative instruments is determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from other observable market transactions, and therefore are classified as Level 2 within the fair value hierarchy.

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	END OF FISCAL YEAR
	2019	2018
	(in thousands)
Finished goods	$184,336	$180,847
Work-in-process	13,152	17,762
Raw materials	56,096	60,048

Inventory, Net	$253,584	$258,657

Reserves for inventory obsolescence amounted to $28.3 million and $28.1 million as of December 29, 2019 and December 30, 2018, respectively, and have been netted against amounts presented above.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	END OF FISCAL YEAR
	2019	2018
	(in thousands)
Land	$17,777	$16,870
Buildings	148,833	143,725
Equipment (1)	615,149	565,251

	781,759	725,846
Accumulated depreciation and amortization (2)	(457,174)	(432,958)

Property, plant and equipment	$324,585	$292,888

(1) 2019 includes $5.9 million of leased equipment.
(2) 2019 includes $0.9 million of accumulated amortization on leased equipment.

The estimated cost to complete construction-in-progress at December 29, 2019, was approximately $57.2 million.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	END OF FISCAL YEAR
	2019	2018
	(in thousands)
Compensation	$86,696	$80,877
Interest	1,485	374
Restructuring	11,445	11,907
Taxes	16,809	14,539
Accrued purchases	4,910	5,329
Warranty and sales allowances	3,853	3,495
Other	15,454	9,450

Accrued Expenses	$140,652	$125,971

NOTE 9 – LONG-TERM DEBT

Syndicated Credit Facility

On August 7, 2018, the Company amended and restated its Syndicated Credit Facility (the “Facility”) in connection with the nora acquisition. The purpose of the amended and restated Facility was to fund the nora purchase price and related fees and expenses of the acquisition, and to increase the credit available to the Company and its subsidiaries following the closing of the nora acquisition in view of the larger enterprise. At December 29, 2019, the amended and restated Facility provided to the Company and certain of its subsidiaries a multicurrency revolving loan facility up to $300.0 million, as well as other U.S. denominated and multicurrency term loans.

On December 18, 2019, the Company amended its Facility, with certain of its wholly-owned foreign subsidiaries as co-borrowers. The purpose of this amendment was to provide for certain provisions, including but not limited to the following:

•
the amendment of certain covenants in the Facility to add new exceptions which will allow the Company and its subsidiaries to accomplish certain intercompany investments and other intercompany transactions desired to be made by the Company and its subsidiaries, and

•
amendments to add provisions relating to treatment of certain qualified financial contracts, to modify certain existing provisions dealing with the replacement of LIBOR as a benchmark interest rate with an alternative benchmark rate in the event that LIBOR in the future ceases to be available as a bench mark rate.

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

Covenants

The Facility contains standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants limit the Company’s and its subsidiaries’ ability to:

•	create or incur liens on assets;

•	make acquisitions of or investments in businesses (in excess of certain specified amounts);

•	engage in any material line of business substantially different from the Company’s current lines of business;

•	incur indebtedness or contingent obligations;

•	sell or dispose of assets (in excess of certain specified amounts);

•	pay dividends or repurchase the Company’s stock (in excess of certain specified amounts);

•	repay other indebtedness prior to maturity unless the Company meets certain conditions; and

•	enter into sale and leaseback transactions.

The Facility also requires the Company to remain in compliance with the following financial covenants as of the end of each fiscal quarter, based on the Company’s consolidated results for the year then ended:

•	Consolidated Net Leverage Ratio: Must be no greater than 4.25:1.00, subject to a step-down as described in the Facility Agreement.

•	Consolidated Interest Coverage Ratio: Must be no less than 2.25:1.00.

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

Collateral

Pursuant to an Amended and Restated Security and Pledge Agreement, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of the Company’s domestic subsidiaries and up to 65% of the stock of its first-tier material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ Administrative Agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

As of December 29, 2019, the Company had outstanding $581.6 million of term loan borrowing and $20.9 million of revolving loan borrowings under the Facility, and had $2.2 million in letters of credit outstanding under the Facility. As of December 29, 2019, the weighted average interest rate on borrowings outstanding under the Facility was 3.27%.

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

Interest Rate Risk Management

In the third quarter of 2017 and the first quarter of 2019, the Company entered into interest rate swap transactions to fix the variable interest rate on a portion of its term loan borrowings in order to manage a portion of its exposure to interest rate fluctuations. The Company’s objective and strategy with respect to these interest rate swaps is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability to cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in LIBOR, the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the outstanding swap notional amounts.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $9.5 million of other lines of credit available at interest rates ranging from 2.0% to 6.0%. As of December 29, 2019 and December 30, 2018, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

In connection with the amended and restated Facility on August 7, 2018, as discussed above, the Company recorded $8.8 million of debt issuance costs associated with the new term loans, which are reflected as a reduction of long-term debt in accordance with applicable accounting standards.  These fees are amortized straight-line, which approximates the effective interest method, over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are amortized. As of December 29, 2019, the unamortized debt costs recorded as a reduction of long-term debt was $6.3 million.

Other deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of revolving debt, net of accumulated amortization, were $1.3 million and $1.8 million, as of December 29, 2019 and December 30, 2018, respectively. These amounts are included in other long term assets in the Company’s consolidated balance sheets. The Company amortizes these costs over the life of the related debt. Expenses related to such costs for the years 2019, 2018, and 2017 amounted to $0.4 million, $0.5 million, and $0.5 million, respectively for each of those years.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2019 are as follows:

FISCAL YEAR	AMOUNT
(in thousands)
2020	$31,022
2021	31,022
2022	31,022
2023	509,450
2024	—
Thereafter	—
Total Debt	$602,516

Total long-term debt in the consolidated balance sheet includes a reduction for unamortized debt issuance costs of $6.3 million which are excluded from the maturities table above.

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

Cash Flow Interest Rate Swap

Both of the interest rate swaps described above are designated and qualify as cash flow hedges of forecasted interest payments. The Company reports the changes in fair value of the swaps as a component of other comprehensive income (or other comprehensive loss). The aggregate notional amount of the swaps as of December 29, 2019 was $250 million.

Forward Contracts

Our nora operations, from time to time, are party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas.  The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales.  The Company is meeting its objective by hedging the risk of changes in its cash flows (intercompany payments for inventory) attributable to changes in the U.S. dollar/Euro exchange rate (the “hedged risk”). Changes in fair value attributable to components other than exchange rates will be excluded from the assessment of effectiveness and amortized to earnings on a straight-line basis.  Changes in fair value related to the effective portion of these contracts will be reflected as a component of other comprehensive income (or other comprehensive loss). As of December 29, 2019, all foreign currency forward contracts have expired.

The table below sets forth the fair value of derivative instruments as of December 29, 2019 (in thousands):

	Asset Derivatives as of December 29, 2019		Liability Derivatives as of December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Accrued expenses	$—
Interest rate swap contract	Other current assets	—	Accrued expenses	5,801
		$—		$5,801

The table below sets forth the fair value of derivative instruments as of December 30, 2018 (in thousands):

	Asset Derivatives as of December 30, 2018		Liability Derivatives as of December 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$651	Other current liabilities	$—
Interest rate swap contract	Other current assets	1,794	Other current liabilities	—
		$2,445		$—

There was no significant impact to earnings from the changes in fair value of derivatives designated as cash flow hedges or from amounts excluded from the assessment of hedge effectiveness during 2019. We expect that approximately $1.6 million related to cash flow hedges will be reclassified from accumulated other comprehensive income as an increase to interest expense in the next 12 months.

The following table summarizes the impact that changes in the fair value of derivatives designated as cash flow hedges and included in the assessment of hedge effectiveness had on accumulated other comprehensive income, net of tax (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2019	2018	2017
	(in thousands)
Foreign currency contracts gain (loss)	$468	$(468)	$—
Interest rate swap contracts (loss) gain	(5,957)	890	904
(Loss) gain recognized in accumulated other comprehensive income	$(5,489)	$422	$904

The following table summarizes the gains and losses reclassified from accumulated other comprehensive income into earnings during 2019 (in thousands):

		Fiscal Year
	Statement of Operations Location	2019
		(in thousands)
Foreign currency contracts (loss)	Cost of sales	$(450)
Interest rate swap contracts gain	Interest expense	151
Total		$(299)

NOTE 11 – LEASES

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
As of December 29, 2019, there were no significant right-of-use assets and lease obligations from leases that had not commenced as of the end of fiscal 2019.
The table below represents a summary of the balances recorded in the consolidated balance sheet related to our leases as of December 29, 2019:

	December 29, 2019
	(In thousands)
Balance Sheet Location	Operating Leases	Finance Leases
Operating lease right-of-use assets	$107,044

Current portion of operating lease liabilities	$15,914
Operating lease liabilities	91,829
Total operating lease liabilities	$107,743

Property and equipment		$5,007

Accrued expenses		$1,489
Other long-term liabilities		1,673
Total finance lease liabilities		$3,162

Lease Costs

Fiscal Year
2019
Lease cost	(In thousands)
Finance lease cost:
Amortization of right-of-use assets	$890
Interest on lease liabilities	51
Operating lease cost	24,246
Short-term lease cost	2,057
Variable lease cost	3,665
Total lease cost	$30,909

Other supplemental information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$51
Operating cash flows from operating leases	22,597
Financing cash flows from finance leases	1,255
Right-of-use assets obtained in exchange for new finance lease liabilities	2,240
Right-of-use assets obtained in exchange for new operating lease liabilities	12,655

Rental expense amounted to approximately $28.5 million and $22.0 million for the years 2018 and 2017, respectively.

December 29, 2019

Weighted-average remaining lease term – finance leases (in years)	2.76
Weighted-average remaining lease term – operating leases (in years)	10.60
Weighted-average discount rate – finance leases	2.06%
Weighted-average discount rate – operating leases	5.86%

Maturity Analysis
Maturity analysis of lease payments under non-cancellable leases were as follows:

Fiscal Year	Operating Leases	Finance Leases
	(In thousands)
2020	$21,659	$1,543
2021	17,264	861
2022	13,825	475
2023	11,504	290
2024	9,959	88
Thereafter	75,360	—
Total future minimum lease payments (undiscounted)	149,571	3,257
Less: Present value discount	(41,828)	(95)
Total lease liability	$107,743	$3,162

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

NOTE 12 – PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 29, 2019 and December 30, 2018, there were no shares of preferred stock issued.

NOTE 13 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 120 million shares of $0.10 par value Common Stock. The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid cash dividends totaling $0.26 per share in 2019, $0.26 per share in 2018, and $0.25 per share in 2017, to each share of Common Stock. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its Syndicated Credit Facility, which specifies conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

In 2016, the Company adopted a share purchase program to authorize the repurchase of up to $50 million of common stock. This program had no specific expiration date. During the first three months of 2017, the Company completed the $50 million repurchase program. In the second quarter of 2017, the Company adopted a new share repurchase program in which the Company was authorized to repurchase up to $100 million of its outstanding shares of common stock. The program had no specific expiration date.

Pursuant to the above-described programs, the Company has repurchased shares in the past three years as follows. During 2017, the Company repurchased and retired 4,628,300 shares of common stock at a weighted average purchase price of $19.76 per share. During 2018, the Company repurchased and retired a combined total of 615,000 shares under these plans, at an average purchase price of $23.54 per share. During 2019, the Company repurchased and retired a combined total of 1,556,000 shares under these plans, at an average purchase price of $16.13 per share. As of December 29, 2019, the Company had completed the authorized share repurchase program.

All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders equity for the years 2019, 2018, and 2017.

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at December 30, 2018	59,508	$5,951	$270,269	$222,214	$(43,610)	$(101,487)	$1,326
Net income	—	—	—	79,200	—	—	—
Stock issuances under employee plans	511	51	636	—	—	—	—
Other issuances of common stock	223	22	3,900	—	—	—	—
Unamortized stock compensation expense related to stock awards	—	—	(4,139)	—	—	—	—
Cash dividends paid	—	—	—	(15,358)	—	—	—
Forfeitures and compensation expense related to stock awards	(270)	(26)	4,638	—	—	—	—
Share repurchases	(1,556)	(156)	(24,998)	—	—	—	—
Pension liability adjustment	—	—	—	—	(13,090)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(11,652)	—
Cash flow hedge unrealized gain	—	—	—	—	—	—	(5,489)
Balance, at December 29, 2019	58,416	$5,842	$250,306	$286,056	$(56,700)	$(113,139)	$(4,163)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at December 31, 2017	59,806	$5,981	$271,271	$187,432	$(56,554)	$(78,943)	$904
Net income	—	—	—	50,253	—	—	—
Stock issuances under employee plans	224	22	476	—	—	—	—
Other issuances of common stock	182	18	4,809	—	—	—	—
Unamortized stock compensation expense related to stock awards	—	—	(4,710)	—	—	—	—
Cash dividends paid	—	—	—	(15,471)	—	—	—
Forfeitures and compensation expense related to stock awards	(89)	(9)	12,847	—	—	—	—
Share repurchases	(615)	(61)	(14,424)	—	—	—	—
Pension liability adjustment	—	—	—	—	12,944	—	—
Foreign currency translation adjustment	—	—	—	—	—	(22,544)	—
Cash flow hedge unrealized gain (loss)	—	—	—	—	—	—	422
Balance, at December 30, 2018	59,508	$5,951	$270,269	$222,214	$(43,610)	$(101,487)	$1,326

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 1, 2017	64,238	$6,424	$359,451	$140,238	$(54,862)	$(110,522)	$—
Net income	—	—	—	53,246	—	—	—
Stock issuances under employee plans	36	4	508	—	—	—	—
Other issuances of common stock	253	25	4,507	—	—	—	—
Unamortized stock compensation expense related to stock awards	—	—	(4,532)	—	—	—	—
Cash dividends paid	—	—	—	(15,487)	—	—	—
Forfeitures and compensation expense related to stock awards	(93)	(9)	5,574	—	—	—	—
Share repurchases	(4,628)	(463)	(91,113)	—	—	—	—
Pension liability adjustment	—	—	—	—	(1,692)	—	—
Foreign currency translation adjustment	—	—	—	—	—	31,579	—
Cash flow hedge unrealized gain (loss)	—	—	—	—	—	—	904
Windfall tax benefit - share-based payment awards	—	—	(3,124)	—	—	—	—
Adoption of new accounting standard - share-based payment awards	—	—	—	9,435	—	—	—
Balance, at December 31, 2017	59,806	$5,981	$271,271	$187,432	$(56,554)	$(78,943)	$904

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

Accounting standards require that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award. That expense will be recognized over the period that the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under accounting standards, the Company is required to select a valuation technique or option pricing model. The Company uses the Black-Scholes model. Accounting standards require that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. This expense reduction is not significant to the Company.

All outstanding stock options vested prior to 2015 and therefore there were no stock option compensation expenses during 2019, 2018 or 2017.

The following table summarizes stock options outstanding as of December 29, 2019, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2018	42,500	$9.56
Granted	—	—
Exercised	(10,000)	4.31
Forfeited or canceled	(5,000)	4.31
Outstanding at December 29, 2019 (a)	27,500	$12.43

Exercisable at December 29, 2019 (b)	27,500	$12.43

(a)At December 29, 2019, the weighted-average remaining contractual life of options outstanding was less than 1 year.
(b)At December 29, 2019, the weighted-average remaining contractual life of options exercisable was less than 1 year.

At December 29, 2019, the aggregate intrinsic values of in-the-money options outstanding and options exercisable were $0.1 million and $0.1 million, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

Restricted Stock Awards

During fiscal years 2019, 2018 and 2017, the Company granted restricted stock awards totaling 223,500, 194,000, and 253,000 shares, respectively, of Common Stock. These awards (or a portion thereof) vest with respect to each recipient over a one to five year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to awards of restricted stock was $3.3 million, $4.1 million and $2.8 million for 2019, 2018 and 2017, respectively.  These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.  The Company estimates forfeitures for restricted stock and reduces compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward.  The forfeiture rate has been developed using historical data regarding actual forfeitures as well as an estimate of future expected forfeitures under our restricted stock grants.

The following table summarizes restricted stock outstanding as of December 29, 2019, as well as activity during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	549,000	$27.65
Granted	223,500	17.54
Vested	(241,200)	18.41
Forfeited or canceled	(63,100)	19.88
Outstanding at December 29, 2019	468,200	$28.63

As of December 29, 2019, the unrecognized total compensation cost related to unvested restricted stock was $3.4 million. That cost is expected to be recognized by the end of 2022.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

Performance Share Awards

In each of the years 2017-2019, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The expense related to these performance shares is captured in selling, general and administrative expense on the consolidated statement of operations.

The following table summarizes the performance shares outstanding as of December 29, 2019, as well as the activity during the year:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 30, 2018	759,500	$20.17
Granted	344,500	17.54
Vested	(360,000)	19.63
Forfeited or canceled	(232,000)	18.10
Outstanding at December 29, 2019	512,000	$19.71

Compensation expense related to the performance shares for 2019, 2018, and 2017 was $5.4 million, $10.4 million and $4.5 million, respectively. Unrecognized compensation expense related to these performance shares was approximately $3.1 million as of December 29, 2019. That cost is expected to be recognized by the end of 2022.

The tax benefit recognized with respect to restricted stock and performance shares was $1.4 million, $2.4 million, and $2.6 million in 2019, 2018, and 2017, respectively.

NOTE 14 – EARNINGS PER SHARE

The Company calculates basic and diluted earnings per common share using the two-class method. Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss), by the weighted average common shares outstanding, including participating securities outstanding, during the period as depicted below. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings. Income attributable to non-controlling interest is included in the computation of basic and diluted earnings per share, where applicable.

The Company includes all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of common shares outstanding in our basic and diluted EPS calculations when the inclusion of these shares would be dilutive. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock. As a result, the Company includes all outstanding restricted stock awards in the calculation of basic and diluted EPS. Distributed earnings include common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed. The following tables show distributed and undistributed earnings:

	Fiscal Year
	2019	2018	2017
Earnings per share:
Basic earnings per share
Distributed earnings	$0.26	$0.26	$0.25
Undistributed earnings	1.08	0.58	0.61
	$1.34	$0.84	$0.86

Diluted earnings per share
Distributed earnings	$0.26	$0.26	$0.25
Undistributed earnings	1.08	0.58	0.61
	$1.34	$0.84	$0.86

The following table presents net income that was attributable to participating securities:

	Fiscal Year
	2019	2018	2017
	(in millions)
Net income attributable to participating securities	$0.6	$0.5	$0.4

The weighted average shares for basic and diluted EPS were as follows:

	Fiscal Year
	2019	2018	2017
	(in thousands)
Weighted Average Shares Outstanding	58,475	58,995	61,528
Participating Securities	468	549	468
Shares for Basic Earnings Per Share	58,943	59,544	61,996
Dilutive Effect of Stock Options	5	22	44
Shares for Diluted Earnings Per Share	58,948	59,566	62,040

For all periods presented, there were no stock options excluded from the determination of diluted EPS.

NOTE 15 – RESTRUCTURING AND OTHER CHARGES

    For fiscal years 2019, 2018, and 2017 the Company recorded restructuring, asset impairment, and other charges of $12.9 million, $20.5 million, and $7.3 million, respectively, in the consolidated statements of operations. The 2019 charge of $12.9 million includes $5.0 million of other non-cash charges unrelated to the 2019 exit activity and a net $1.0 million reduction in restructuring costs related to the 2018 restructuring plan. As of December 29, 2019 the total restructuring reserve was $11.4 million for both the 2019 and 2018 restructuring plans. Below is a discussion of restructuring activities by year.

2019 Restructuring Plan

  On December 23, 2019, the Company committed to a new restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involved a reduction of approximately 105 employees and early termination of two office leases. As a result of this plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2019 of approximately $9.0 million. The charge is comprised of severance expenses ($8.8 million) and lease exit costs ($0.2 million.)

The restructuring plan is expected to result in future cash expenditures of approximately $9.0 million for payment of the employee severance and lease exit costs, as described above. The Company expects to complete the restructuring plan in fiscal year 2020, and expects the plan to yield annualized savings of approximately $6.0 million. A portion of the annualized savings is expected to be realized on the income statement in fiscal year 2020, with the remaining portion of the annualized savings expected to be realized in fiscal year 2021.

 A summary of the 2019 restructuring activities is presented below:

	Charged to Expenses 2019	Deductions 2019	Charged to Other Accounts 2019	Balance at December 29, 2019

Workforce Reduction	$8,827	$193	$—	$8,634
Other Exit Costs	188	—	49	139
Total	$9,015	$193	$49	$8,773

Other Non-Cash Charges

On December 23, 2019, unrelated to the restructuring activity discussed above, the Company recorded other non-cash charges of approximately $5.0 million primarily related to adjusting the carrying value of certain insurance related assets. These charges are recorded in restructuring and other charges in the 2019 consolidated statement of operations.

2018 Restructuring Plan

On December 29, 2018, the Company committed to a new restructuring plan in its continuing efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involved (i) a restructuring of its sales and administrative operations in the United Kingdom, (ii) a reduction of approximately 200 employees, primarily in the Europe and Asia-Pacific geographic regions, and (iii) the write-down of certain underutilized and impaired assets that include information technology assets and obsolete manufacturing equipment.

As a result of this plan, the Company recorded a pre-tax restructuring and asset impairment charge in the fourth quarter of 2018 of approximately $20.5 million. The charge was comprised of severance expenses (approximately $10.8 million), impairment of assets (approximately $8.6 million) and other items (approximately $1.1 million). The charge was expected to result in future cash expenditures of $12.0 million, primarily for severance payments (approximately $10.8 million). The restructuring plan was substantially completed at the end of fiscal 2019. The Company redeployed essentially all of the anticipated savings toward the funding of sales and strategic growth initiatives, yielding negligible net savings on the Company’s income statement.
In the third quarter of 2019, the Company recorded $0.7 million of restructuring charges related to additional lease exit costs in connection with the restructuring plan announced on December 29, 2018. In the fourth quarter of 2019, the Company adjusted its previously recorded severance expenses in connection with the 2018 restructuring plan and recognized a reduction in restructuring costs of $1.7 million in 2019.

A summary of these 2018 restructuring activities is presented below:

	Balance at Beginning of Year	Deductions 2019	Charged to Expenses 2019	Balance at December 29, 2019
	(in thousands)
Workforce Reduction	$10,763	$7,122	$(1,743)	$1,898
Other Exit Costs	1,144	1,042	672	774
Total	$11,907	$8,164	$(1,071)	$2,672

2016 Restructuring Plan and 2017 Charge

In the fourth quarter of 2016, the Company committed to a separate restructuring plan. The plan involved (i) a substantial restructuring of the FLOR business model that included closure of its headquarters office and most retail FLOR stores, (ii) a reduction of approximately 70 FLOR employees and a number of employees in the commercial carpet tile business, primarily in the Americas and Europe regions, and (iii) the write-down of certain underutilized and impaired assets that included information technology assets, intellectual property assets, and obsolete manufacturing, office and retail store equipment. As a result of this plan, the Company incurred pre-tax restructuring and asset impairment charges of $19.8 million in the fourth quarter of 2016 and $7.3 million in the first quarter of 2017.  This plan was completed at the end of fiscal year 2018.

NOTE 16 – INCOME TAXES

Income before taxes on income consisted of the following:

	FISCAL YEAR
	2019	2018	2017
	(in thousands)
U.S. operations	$46,463	$35,728	$53,407
Foreign operations	55,353	19,263	47,132

Income before taxes	$101,816	$54,991	$100,539

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	FISCAL YEAR
	2019	2018	2017
	(in thousands)
Current expense/(benefit):
Federal	$8,414	$(3,549)	$10,245
Foreign	14,513	14,548	11,923
State	2,312	2,628	1,414
Current expense	25,239	13,627	23,582

Deferred expense/(benefit):
Federal	(625)	2,145	20,467
Foreign	(2,198)	(11,228)	1,214
State	200	194	2,030
Deferred expense/(benefit)	(2,623)	(8,889)	23,711

Total income tax expense	$22,616	$4,738	$47,293

The Company’s effective tax rate was 22.2%, 8.6% and 47.0% for fiscal years 2019, 2018 and 2017, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 21% applicable for 2019 and 2018 and 35% applicable for 2017 to the Company’s actual income tax expense:

	FISCAL YEAR
	2019	2018	2017
	(in thousands)
Income taxes at U.S. federal statutory rate	$21,381	$11,548	$35,189
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	2,321	2,228	2,055
Non-deductible business expenses	933	1,352	695
Non-deductible employee compensation	1,453	2,566	80
Tax effects of Company owned life insurance	(636)	235	(1,295)
Tax effects of Tax Act:
One-time transition tax on foreign earnings	—	(5,000)	11,707
Remeasurement of net Deferred Tax Asset	—	(1,739)	3,467
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	(183)	61	523
Foreign and U.S. tax effects attributable to foreign operations	783	(2,226)	(4,575)
Valuation allowance effect – NOL	133	(79)	(858)
Federal tax credits	(700)	(2,863)	(632)
Changes in unrecognized tax benefits	(3,324)	(1,010)	874
Other	455	(335)	63
Income tax expense	$22,616	$4,738	$47,293

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

Impacts of Deemed Repatriation: The Tax Act imposed a one-time transition tax on unrepatriated post-1986 accumulated earnings and profits of certain foreign subsidiaries (“E&P”). As of December 31, 2017, the Company recorded a provisional tax expense of $11.7 million related to the one-time transition tax. As of December 30, 2018, the Company had completed its assessment of the one-time transition tax which resulted in a $5.0 million decrease to the previously recorded provisional amount.

Remeasurement of Deferred Tax Assets and Liabilities: As of December 31, 2017, the Company recorded a provisional tax expense of $3.5 million related to the remeasurement of its net deferred tax asset to reflect the change in corporate tax rate from 35% to 21%. As of December 30, 2018, the Company had completed the accounting of remeasuring its net deferred tax asset which resulted in a $1.7 million decrease to the previously recorded provisional amount.

Deferred income taxes for the years ended December 29, 2019 and December 30, 2018, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	FISCAL YEAR
	2019	2018
	(in thousands)
Deferred tax assets
Lease liability	$29,782	$—
Net operating loss carryforwards	3,090	2,349
Derivative instruments	1,638	—
Deferred compensation	20,194	18,945
Inventory	3,200	4,712
Prepaids, accruals and reserves	7,935	6,473
Pensions	9,229	4,290
Other	71	—
Deferred tax asset (gross)	75,139	36,769
Valuation allowance on net operating loss carryforwards	(971)	(1,067)
Deferred tax asset (net)	$74,168	$35,702

Deferred tax liabilities
Property and equipment	$23,770	$24,871
Intangible assets	33,760	18,699
Lease asset	29,301	—
Foreign currency	3,026	2,357
Foreign withholding taxes on unremitted earnings	178	348
Other	—	314
Deferred tax liabilities	90,035	46,589

Net deferred tax liabilities	$15,867	$10,887

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the federal deferred tax assets at December 29, 2019.

During the year ended December 29, 2019, significant changes to the Company’s deferred tax balances included a $17.2 million increase in intangible deferred liability primarily related to its acquisition of nora.

Beginning in 2018, the Tax Act included two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The Company has elected to account for tax effects of GILTI in the period when incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements.

The Company had approximately $7.5 million in foreign net operating losses for which the Company applied a valuation allowance against $0.9 million of such losses. The Company had approximately $87.6 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2035. The Company has provided a valuation allowance against $14.6 million of such losses, which the Company does not expect to utilize. In addition, the Company has approximately $36.0 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

As of December 29, 2019, and December 30, 2018, non-current deferred tax assets were reduced by approximately $2.8 million and $2.8 million, respectively, of unrecognized tax benefits.

Historically, the Company has not provided for U.S. federal and state income taxes on the undistributed accumulated earnings of its foreign subsidiaries, with the exception of its Canada subsidiaries, because such earnings were deemed to be permanently reinvested. Due to the passage of the Tax Act on December 22, 2017, the Company was required to recognize U.S. taxes as a result of the one-time transition tax on the higher of its accumulated earnings as of November 2, 2017, or December 31, 2017.

Although the one-time transition tax on unrepatriated post-1986 accumulated earnings and profits of certain non-U.S. subsidiaries, the GILTI provisions and the dividends received deduction created as a result of the Tax Act generally eliminates additional U.S. federal income taxes on dividends from our foreign subsidiaries, the Company continues to assert that all of its undistributed earnings in its non-U.S. subsidiaries, excluding subsidiaries within Canada, are indefinitely reinvested outside of the U.S. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future. In the event the Company determines not to continue to assert that all or part of its undistributed earnings in its non-U.S. subsidiaries are permanently reinvested, an actual repatriation from its non-U.S. subsidiaries could still be subject to additional foreign withholding and U.S. state taxes, the determination of which is not practicable.

The Company’s federal income tax returns are subject to examination for the years 2016 to the present. In addition, certain federal tax attribute carryovers established since 2001 could be adjusted as these amounts are still subject to examination.
The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2014 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2008 to the present.

During a check of the 2015 tax return of the Company’s UK subsidiary, Her Majesty’s Revenue & Customs (“HMRC”) issued a discovery assessment for the years 2012 through 2014 related to its intra-group financing arrangement. The discovery assessment is currently under appeal. HMRC has extended its check to tax year 2016, however, it has not issued an assessment beyond the 2014 tax year. Management believes it is reasonably possible HMRC may propose additional assessments for tax years 2015 & 2016; but does not anticipate the adjustments related to its intra-group financing arrangement would result in a material change to its financial position.  The Company will continue to evaluate the recognition criteria for unrecognized tax benefits as it relates to the HMRC review; however, as of December 29, 2019, recognition thresholds had not been met.

As of December 29, 2019, and December 30, 2018, the Company had $25.5 million and $28.1 million, respectively, of unrecognized tax benefits. It is reasonably possible that approximately $10.5 million of unrecognized tax benefits may be recognized within the next 12 months due to a lapse of statute of limitations.

If any of the $25.5 million of unrecognized tax benefits as of December 29, 2019 are recognized, there would be a favorable impact on the Company’s effective tax rate in future periods. If the unrecognized tax benefits are not favorably settled, $22.7 million of the total amount of unrecognized tax benefits would require the use of cash in future periods. The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of December 29, 2019, the Company had accrued interest and penalties of $2.9 million, which is included in the total unrecognized tax benefit noted above. The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	FISCAL YEAR
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$28,143	$29,221	$27,888
Increases related to tax positions taken during the current year	318	671	627
Increases related to tax positions taken during the prior years	1,093	180	709
Decreases related to tax positions taken during the prior years	(2,809)	—	—
Decreases related to settlements with taxing authorities	—	—	—
Decreases related to lapse of applicable statute of limitations	(1,266)	(1,861)	(462)
Changes due to foreign currency translation	7	(68)	459
Balance at end of year	$25,486	$28,143	$29,221

NOTE 17 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to legal proceedings, whether arising in the ordinary course of business or otherwise. Some of the proceedings the Company is involved in are summarized below.

SEC Investigation

The Company received a letter in November 2017 from the Securities & Exchange Commission (the “SEC”) requesting that the Company voluntarily provide information and documents in connection with an investigation into the Company’s historical quarterly earnings per share (“EPS”) calculations and rounding practices during the period 2014-2017. The Company subsequently received several subpoenas from the SEC requesting additional documents and information. In the fourth quarter of 2018, the Company conducted at the SEC’s request an internal investigation into these and other related issues for seven quarters in 2015, 2016 and 2017.

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

Lawsuit by Former CEO in Connection with Termination

On January 19, 2020, the Company’s Board of Directors voted to terminate for cause the employment of Jay D. Gould, then President and Chief Executive Officer, effective immediately, for violations of the Company’s working environment policies.  He remains a member of the Board of Directors of the Company.

On February 14, 2020, Mr. Gould filed a lawsuit against the Company in the United States District Court of the Northern District of Georgia, Gould v. Interface, Inc., Case No. 1:20-cv-00695.  In his lawsuit, Mr. Gould asserts several claims against the Company in connection with his termination, including that the termination was a wrongful retaliation against Mr. Gould and breached his employment contract with the Company, that public statements made by the Company in connection with his termination defamed Mr. Gould (two counts) and that the Company’s investigation into Mr. Gould’s conduct that preceded the termination was negligently performed.  Among other unspecified relief, Mr. Gould seeks $10 million in damages for the breach contract claim and $100 million for each of the other four claims, as well as attorneys’ fees.

The Company believes the lawsuit is without merit and intends to defend vigorously against it.

NOTE 18 – EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $3.3 million, $3.2 million, and $3.0 million for the years 2019, 2018, and 2017, respectively. No discretionary contributions were made in 2019, 2018, or 2017.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $31.9 million and $28.7 million at December 29, 2019 and December 30, 2018, respectively. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values. The value of the insurance instruments was $30.1 million and $26.4 million as of December 29, 2019 and December 30, 2018, respectively.

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits under these defined benefit retirement plans are generally based on years of service and the employee’s average monthly compensation. In connection with the nora acquisition on August 7, 2018, the Company acquired an additional defined benefit plan, which covers certain employees in Germany (the “nora Plan”). The nora plan has no plan assets. The Company uses a year-end measurement date for the plans, which is the closest practical date to the Company’s fiscal year end.

On December 31, 2019, a plan amendment was executed to eliminate future service accruals in the Dutch defined benefit plan. The Dutch plan will remain in existence and continue to pay vested benefits. The reduction in future benefit accruals resulted in a curtailment of the plan. Participants in the Dutch plan will no longer accrue benefits under the plan after December 31, 2019, and will participate in an industry-wide multi-employer plan beginning in fiscal year 2020. Although the Dutch plan is frozen to new participants, vested benefits prior to the curtailment will continue to be accounted for in accordance with applicable accounting standards for defined benefit plans. The Dutch plan is financed by assets held in an insurance contract. The guarantee provision included in the insurance contract, that existed to fund any shortfall between the fair value of plan investments and the benefit obligation, expired on December 31, 2019. The Company will fund the cost to guarantee vested benefits and this amount will be recorded as an obligation on the Company’s Consolidated Balance Sheet.

The curtailment of the Dutch plan resulted in a decrease to the projected benefit obligation with an offsetting actuarial gain recognized in accumulated other comprehensive income of approximately $2.4 million in fiscal 2019. The accumulated net actuarial loss for the Dutch plan, after the impact of the curtailment, was $16.7 million at December 29, 2019. This amount will be reclassified out of accumulated other comprehensive income and increase pension expense over the life expectancy of vested participants when the actuarial loss exceeds the 10% corridor. The curtailment also resulted in a $0.5 million reclassification of prior service cost from accumulated other comprehensive income, which was recognized as a reduction of pension expense in fiscal 2019.

As discussed above, the Company still has an obligation to pay vested benefits in the frozen Dutch plan. As of December 29, 2019, the under-funded status of the Dutch plan, after the impact of the curtailment, of $8.7 million is recorded on the Consolidated Balance Sheet in other long-term liabilities.

Pension expense was $2.3 million, $1.7 million, and $1.9 million for the years 2019, 2018 and 2017, respectively. Plan assets are primarily invested in insurance contracts and equity and fixed income securities. As of December 29, 2019, for the European plans, the Company had a net liability recorded of $48.4 million, an amount equal to their underfunded status, and had recorded in Other Comprehensive Income an amount equal to $47.6 million (net of taxes of approximately $16.6 million) related to the future amounts to be recorded in net post-retirement benefit costs.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards:

	FISCAL YEAR
	2019	2018
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$285,508	$320,548
Service cost	1,589	1,112
Interest cost	5,676	5,467
Benefits and expenses paid	(13,034)	(11,850)
Business combinations	—	36,903
Actuarial loss (gain)	37,409	(53,753)
Curtailment gain	(2,421)	—
Member contributions	221	233
Currency translation adjustment	(107)	(13,152)

Benefit obligation, end of year	$314,841	$285,508

Change in plan assets
Plan assets, beginning of year	$249,313	$307,166
Actual return on assets	24,999	(37,495)
Company contributions	3,954	4,095
Benefits paid	(13,034)	(11,850)
Currency translation adjustment	1,218	(12,603)

Plan assets, end of year	$266,450	$249,313

Reconciliation to balance sheet
Funded status benefit asset/(liability)	$(48,391)	$(36,195)

Amounts recognized in accumulated other comprehensive income (after tax)
Unrecognized actuarial loss	$47,561	$37,141
Unamortized prior service credits	—	(437)
Total amount recognized	$47,561	$36,704

Accumulated Benefit Obligation	$314,841	$284,581

The pension liability above includes non-current liabilities of $48.4 million and $35.3 million as of December 29, 2019 and December 30, 2018, respectively.

The above disclosure represents the aggregation of information related to the Company’s three defined benefit plans which cover many of its European employees. As of December 29, 2019 and December 30, 2018, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had assets in excess of the accumulated benefit obligation. The nora Plan is an unfunded defined benefit plan and the accumulated benefit obligation exceeded plan assets. The following table summarizes this information as of December 29, 2019 and December 30, 2018.

	END OF FISCAL YEAR
	2019	2018
	(in thousands)
UK Plan
Projected Benefit Obligation	$170,958	$157,351
Accumulated Benefit Obligation	170,958	157,351
Plan Assets	174,156	158,990

Dutch Plan
Projected Benefit Obligation	$100,996	$91,837
Accumulated Benefit Obligation	100,996	90,910
Plan Assets	92,294	90,323

Nora Plan
Projected Benefit Obligation	$42,887	$36,320
Accumulated Benefit Obligation	42,887	36,320
Plan Assets	—	—

	FISCAL YEAR
	2019	2018	2017
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,589	$1,112	$1,628
Interest cost	5,676	5,467	5,559
Expected return on plan assets	(5,561)	(6,234)	(6,496)
Amortization of prior service cost	63	(27)	(34)
Amortization of net actuarial (gains)/losses	991	1,394	1,287
Curtailment gain	(453)	—	—

Net periodic benefit cost	$2,305	$1,712	$1,944

During 2019, other comprehensive income was impacted after tax by approximately $10.9 million comprised of actuarial loss of approximately $11.4 million and amortization of $0.5 million.

	FISCAL YEAR
	2019	2018	2017
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	1.9%	1.9%	2.0%
Expected return on plan assets	2.1%	1.8%	2.3%
Rate of compensation	1.75%	1.75%	1.75%
Weighted average assumptions used to determine benefit obligations
Discount rate	1.7%	2.5%	2.2%
Rate of compensation	1.75%	1.75%	1.75%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments without exceeding the limits of the prudent pension fund investment, to ensure that the assets would be sufficient to exceed minimum funding requirements, and to achieve a favorable return against the performance expectation based on historic and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at December 29, 2019 or December 30, 2018.

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

Both the vested benefit amounts as well as amounts related to the discretionary indexation benefits under the Dutch Plan are paid pursuant to an insurance contract with a private insurer (the “Contract”). The Plan itself is financed by investment assets held within the Contract. Prior to December 31, 2019, the Contract guaranteed payment of vested benefits, regardless of whether Plan assets held through the Contract were ultimately sufficient to pay vested amounts, and also provided for payment of the indexation amount on a contingent basis if the actual return on Dutch Plan assets were sufficient to pay it. This type of insurance arrangement is common in The Netherlands, although not necessarily common in other jurisdictions. After the plan curtailment on December 31, 2019, as discussed above, any shortfall in plan assets to pay vested benefits will be funded by the Company.

As it relates to the indexation benefit for 2017 and 2016, prior actual and future projected returns on Dutch Plan assets had been determined to be sufficient to provide for the indexation benefit for these years, therefore the Company and the insurer agreed that it was appropriate to provide the indexation benefit under the Contract. The indexation benefit became payable by the insurer under the Contract, and consequently was recorded as a Plan asset. The corresponding obligation to pay the indexation amount to pensioners thus became a pension liability. During 2018, the Company and the insurer, based on the expected future returns under the investment assets included in the insurance contract, determined that the indexation was not probable and was not included as an asset and liability as of the end of 2018.

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

Under the express terms of the Contract, contract value is the greater of (i) the value of the discounted vested benefits of the Dutch Plan (i.e., the benefit amount guaranteed by the insurance company), and (ii) the fair value of the underlying investment assets held by the insurance company under the Contract. As between those two values, the former was the greater for 2019 and 2018 and this represents the plan assets as shown above for the Dutch Plan. However, as explained above, the Contract also will pay the indexation benefit if sufficient assets are available, which the Company believes not to be probable as of the end of 2019 based on recent returns. This indexation was considered probable as of the end of 2018, and the Company believed that it was appropriate to include the value of the indexation payments, that were added to the vested benefit amounts. As explained above, these indexation benefits will be paid out of the Contract if asset returns continue to exceed expectations. At December 30, 2018, the asset returns were not of an expected amount to allow for indexation and the Company can, at any time, remove this indexation benefit. The removal of the indexation asset is presented as a negative return on assets, and the removal of the indexation liability is represented by a change in actuarial assumptions in the company’s presentation of 2018 projected benefit obligation. The indexation benefit for 2019 is not significant.

The Company’s actual weighted average asset allocations for 2019 and 2018, and the targeted asset allocation for 2020, of the foreign defined benefit plans by asset category, are as follows:

	FISCAL YEAR
	2020			2019	2018
	Target Allocation			Percentage of Plan Assets at Year End
Asset Category:
Equity Securities	15%	—	20%	3%	16%
Debt and Debt Securities	35%	—	45%	61%	44%
Short-term investments	—%	—	—%	1%	3%
Other investments	40%	—	50%	35%	37%

	100%			100%	100%

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of December 29, 2019 and December 30, 2018. The nora plan is currently unfunded. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As noted above, the Dutch pension plan assets as represented by the insurance contract are classified as a Level 3 asset and included in the “Other” asset category.

	Pension Plan Assets by Category as of December 29, 2019
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$64,151	$64,151
Level 2	—	87,047	87,047
Level 3	92,294	22,958	115,252
Total	$92,294	$174,156	$266,450

	Pension Plan Assets by Category as of December 30, 2018
	Dutch Plan	UK Plan	Total
		(in thousands)
Level 1	$—	$79,146	$79,146
Level 2	—	60,913	60,913
Level 3	90,323	18,931	109,254
Total	$90,323	$158,990	$249,313

The tables below detail the foreign defined benefit plans’ assets by asset allocation and fair value hierarchy:

	FISCAL YEAR 2019
	Level 1	Level 2	Level 3
		(in thousands)
Asset Class
Equity Securities	$8,143	$—	$—
Debt and Debt Securities	54,686	87,047	19,996
Short-term investments (1)	1,322	—	—
Other investments (2)	—	—	95,256
	$64,151	$87,047	$115,252

	FISCAL YEAR 2018
	Level 1	Level 2	Level 3
		(in thousands)
Asset Class
Equity Securities	$39,392	$—	$—
Debt and Debt Securities	33,134	60,913	16,012
Short-term Investments (1)	6,620	—	—
Other Investments (2)	—	—	93,242
	$79,146	$60,913	$109,254

(1) Short-term investments are generally invested in interest-bearing accounts.
(2) Other investments is comprised of insurance contracts.

With the exception of the Dutch Plan assets as discussed above, the assets identified as level 3 above in 2019 and 2018 relate to insured annuities and direct lending assets held by the UK Plan. The fair value of these assets was calculated using the present value of the future cash flows due under the insurance annuities and for the direct lending assets the value is based on the asset value from the latest available valuation with adjustments for any drawdowns and distribution payments made between the valuation date and the reporting date. The table below indicates the change in value related to these level 3 assets during 2019 and 2018:

	FISCAL YEAR
	2019	2018
	(in thousands)
Balance of level 3 assets, beginning of year	$109,254	$150,977
Actual return on plan assets	5,463	(37,610)
Purchases, sales and settlements, net	663	—
Assets transferred into level 3	2,101	696
Translation adjustment	(2,229)	(4,809)
Ending Balance of level 3 assets	$115,252	$109,254

During 2020, the Company expects to contribute $4.4 million to the plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)

2020	$10,671
2021	10,772
2022	10,836
2023	11,068
2024	11,292
2025-2029	58,556

Domestic Defined Benefit Plan

The Company maintains a domestic non-qualified salary continuation plan (“SCP”), which is designed to induce selected officers of the Company to remain in the employ of the Company by providing them with retirement, disability and death benefits in addition to those which they may receive under the Company’s other retirement plans and benefit programs. The SCP entitles participants to: (i) retirement benefits upon normal retirement at age 65 (or early retirement as early as age 55) after completing at least 15 years of service with the Company (unless otherwise provided in the SCP), payable for the remainder of their lives (or, if elected by a participant, a reduced benefit is payable for the remainder of the participant’s life and any surviving spouse’s life) and in no event less than 10 years under the death benefit feature; (ii) disability benefits payable for the period of any total disability; and (iii) death benefits payable to the designated beneficiary of the participant for a period of up to 10 years. Benefits are determined according to one of three formulas contained in the SCP, and the SCP is administered by the Compensation Committee of the Company’s Board of Directors, which has full discretion in choosing participants and the benefit formula applicable to each. The Company’s obligations under the SCP are currently unfunded (although the Company uses insurance instruments to hedge its exposure thereunder). The Company is required to contribute the present value of its obligations thereunder to an irrevocable grantor trust in the event of a change in control as defined in the SCP. The Company uses a year-end measurement date for the domestic SCP.

The tables presented below set forth the required disclosures in accordance with applicable accounting standards, and amounts recognized in the consolidated financial statements related to the domestic SCP. There is no service cost component of the change in benefit obligation in 2019 and 2018 as there are no longer any active participants in the plan.

	FISCAL YEAR
	2019	2018
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$29,142	$31,919
Interest cost	1,154	1,082
Benefits paid	(2,030)	(2,030)
Actuarial loss (gain)	3,474	(1,829)

Benefit obligation, end of year	$31,740	$29,142

The amounts recognized in the consolidated balance sheets are as follows:

	2019	2018
	(in thousands)
Current liabilities	$2,030	$2,030
Non-current liabilities	29,710	27,112
Total benefit obligation	$31,740	$29,142

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	2019	2018
	(in thousands)
Unrecognized actuarial loss	$9,139	$6,906

The accumulated benefit obligation related to the SCP was $31.7 million and $29.1 million as of December 29, 2019 and December 30, 2018, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	2019	2018	2017
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost
Discount rate	4.10%	3.50%	3.85%
Rate of compensation	—	—	—

Assumptions used to determine benefit obligations
Discount rate	3.05%	4.10%	3.50%
Rate of compensation	—	—	—

Components of net periodic benefit cost
Service cost	$—	$—	$—
Interest cost	1,154	1,082	1,256
Amortizations	375	464	364

Net periodic benefit cost	$1,529	$1,546	$1,620

The changes in other comprehensive income during 2019 related to the SCP as a result of plan activity and valuation were approximately $2.2 million, after tax, primarily comprised of a net loss during the period of $2.5 million and amortization of loss of $0.3 million.

During 2019, the Company contributed $2.0 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

FISCAL YEAR	EXPECTED PAYMENTS
(in thousands)
2020	$2,030
2021	2,030
2022	2,030
2023	2,030
2024	2,030
2025-2029	9,624

NOTE 19 – ACQUISITION OF NORA

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

The transaction was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recorded at their fair market values as of the acquisition date. The results of operations for this acquisition have been consolidated with those of the Company from the acquisition date forward.  Tangible assets and liabilities of nora systems GmbH were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis. During the second quarter of 2019, the Company recognized a measurement period adjustment to adjust provisional amounts initially recorded for assumed deferred tax liabilities. This measurement period adjustment resulted in an increase to assumed deferred tax liabilities of $17.2 million and a corresponding increase to goodwill. The fair values of the assets acquired and liabilities assumed are now final and include all measurement period adjustments.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These amounts were finalized during the second quarter 2019.

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

As of December 29, 2019, recognized goodwill of $192.7 million and net intangible assets of $89.1 million were assigned pro-rata to the Company’s three operating segments. None of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $9.5 million of transaction costs related to the nora acquisition for 2018. Approximately $5.3 million of these expenses are included in selling, general and administrative expenses in the consolidated statement of operations and $4.2 million are included in other expenses related to the derivative instrument the Company used to address the foreign currency risk associated with a portion of the nora purchase price. The Company also recognized $8.8 million of debt issuance costs in connection with the amended and restated Syndicated Credit Facility, which were recorded as a reduction of long-term debt in the consolidated balance sheet at year end 2018.

The following represents the pro forma consolidated statement of operations as if nora had been included in the consolidated results of the Company as of January 1, 2017. These are estimated for pro forma purposes only and do not necessarily reflect the results had nora been included as of the beginning of 2017.

Pro Forma Consolidated Statement of Operations
(In thousands)
	2018	2017
Revenue	$1,340,449	$1,229,766
Net income	96,909	48,655

  Pro forma net income for 2018 excludes any transaction related costs as these are non-recurring costs for the combined Company.

NOTE 20 – SEGMENT INFORMATION

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

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(in thousands)
2019
Net Sales	$757,112	$393,194	$192,723	$1,343,029
Depreciation and amortization	12,917	18,452	8,302	39,671
Total assets	728,683	618,375	200,251	1,547,309

2018
Net Sales	$682,261	$319,677	$177,635	$1,179,573
Depreciation and amortization	13,732	12,862	8,567	35,161
Total assets	482,510	546,758	200,684	1,229,952

2017
Net Sales	$588,052	$246,399	$161,992	$996,443
Depreciation and amortization	13,548	6,049	8,662	28,259

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	FISCAL YEAR ENDED
	2019	2018	2017
	(in thousands)
DEPRECIATION AND AMORTIZATION
Total segment depreciation and amortization	$39,671	$35,161	$28,259
Corporate depreciation and amortization	5,261	3,923	2,002

Reported depreciation and amortization	$44,932	$39,084	$30,261

ASSETS
Total segment assets	$1,547,309	$1,229,952
Corporate assets	141,942	123,100
Eliminations	(266,202)	(68,408)

Reported total assets	$1,423,049	$1,284,644

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2019, 2018 and 2017 were approximately 49%, 49% and 48%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. With the exception of the United States, no one country represented more than 10% of the Company’s net sales. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	FISCAL YEAR
	2019	2018	2017
	(in thousands)
SALES TO UNAFFILIATED CUSTOMERS(1)
United States	$681,868	$600,093	$514,783
Foreign countries	661,161	579,480	481,660

Net sales	$1,343,029	$1,179,573	$996,443

LONG-LIVED ASSETS(2)
United States	$132,390	$88,336
Foreign countries	192,195	204,552

Total long-lived assets	$324,585	$292,888

(1)Revenue attributed to geographic areas is based on the location of the customer.
(2)Long-lived assets include tangible assets physically located in foreign countries.

NOTE 21 – QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

The following tables set forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Common Stock. The prices represent the reported high and low sale prices during the period presented.

	FISCAL YEAR 2019
	FIRST QUARTER(1)	SECOND QUARTER(2)	THIRD QUARTER(3)	FOURTH QUARTER(4)
	(in thousands, except per share data)
Net sales	$297,688	$357,507	$348,352	$339,482
Gross profit	115,398	138,590	135,762	135,704
Net income	7,059	29,499	26,210	16,432

Basic income per share	$0.12	$0.50	$0.45	$0.28

Diluted income per share	$0.12	$0.50	$0.45	$0.28

Share prices
High	$19.40	$17.22	$15.84	$17.68
Low	$13.87	$14.30	$10.37	$13.32

(1)	Results for the first quarter of 2019 include purchase accounting amortization of $1.9 million.

(2)	Results for the second quarter of 2019 include purchase accounting amortization of $1.3 million.

(3)	Results for the third quarter of 2019 include purchase accounting amortization of $1.3 million and restructuring and other charges of $0.7 million.

(4)	Results for the fourth quarter of 2019 include purchase accounting amortization of $1.3 million and restructuring and other charges of $12.3 million.

	FISCAL YEAR 2018
	FIRST QUARTER	SECOND QUARTER(1)	THIRD QUARTER(2)	FOURTH QUARTER(3)
	(in thousands, except per share data)
Net sales	$240,563	$283,626	$318,325	$337,059
Gross profit	93,582	109,148	99,945	121,682
Net income	15,084	20,602	8,172	6,395

Basic income per share	$0.25	$0.35	$0.14	$0.11

Diluted income per share	$0.25	$0.35	$0.14	$0.11

Share prices
High	$26.25	$26.10	$24.50	$23.50
Low	$22.10	$21.25	$21.70	$13.45

(1)	Results for the second quarter of 2018 include transaction related expenses of $5.8 million.

(2)	Results for the third quarter of 2018 include purchase accounting amortization of $20.3 million and transaction related expenses of $2.4 million.

(3)
Results for the fourth quarter of 2018 include tax benefit of $6.7 million as a result of the finalization of the Company’s analysis of the U.S. Tax Cuts and Jobs Act, as well as restructuring and asset impairment charges of $20.5 million. Results for the fourth quarter of 2018 include purchase accounting amortization of $11.8 million and transaction related expense of $1.2 million.

NOTE 22 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE INCOME

During 2019, 2018, and 2017, the Company reclassified $1.0 million, $1.8 million, and $1.6 million, respectively, out of accumulated other comprehensive income related to the Company’s defined benefit retirement plans and salary continuation plan. These reclassifications were included in the selling, general and administrative expenses line item of the Company’s consolidated statement of operations. Other reclassifications out of accumulated other comprehensive income related to currency forward contracts are discussed in Note 10 entitled “Derivative Instruments”.

NOTE 23 – SUBSEQUENT EVENTS

On January 19, 2020, the Company’s Board of Directors voted to terminate for cause the employment of then President and Chief Executive Officer, Jay Gould. As of December 29, 2019, the Company had accrued compensation expense for bonuses and equity awards to this individual. Because the termination was for cause, the Company is not obligated to pay these amounts, and the Company consequently expects to reverse $4.4 million in accrued expenses related to these obligations in the first quarter of 2020.

As disclosed in Note 17, subsequent to his termination, the former officer filed a lawsuit against the Company alleging, among other things, that the termination was unlawfully retaliatory and constituted a breach of his employment contract, and that the Company defamed him in connection with the termination.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc. and Subsidiaries
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Interface, Inc. and Subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, comprehensive income, and cash flows for each of the three years in the period ended December 29, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended December 29, 2019 due to the adoption of the Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment
As described in Note 1, the Company’s net consolidated goodwill was $257.4 million as of December 29, 2019, which is tested for impairment annually or when impairment indicators exist. The Company prepared valuations of its reporting units using both a market approach and an income approach. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenue, operating margins, and discount rates.

We identified the valuation of certain reporting units during the annual impairment assessment of goodwill as a critical audit matter. The principal considerations for our determination are: (i) certain of the Company’s reporting units had relatively lower excess fair value over book value and, as such, are more sensitive to management’s estimates, (ii) inherent uncertainties exist related to the Company’s forecasts and how various political, economic and other uncertainties could affect the Company’s forecasted assumptions of revenue, gross margin, and earnings included in the income approach, and (iii) the general downward trend in certain market multiples of guideline public companies as of the 2019 impairment testing date which resulted in a lower valuation based on the market approach analysis. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls related to management’s forecasting process, including controls over the data, inputs, and assumptions utilized to determine the fair value of the Company’s reporting units, including revenue growth rates, gross margin, and earnings.

•
Evaluating the reasonableness of assumptions used in management’s income approach analysis by comparing the forecasts to: (i) historical results, and (ii) Company’s internal communications to management and the Board of Directors.

•	Reconciling the estimated fair value of the Company’s reporting units, as determined using the market and the income approaches, to the indicated market capitalization of the Company as a whole.

•
Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) testing the underlying source information utilized in the market approach, (ii) assessing the appropriateness and relative weighting of valuation methods, (iii) testing the mathematical accuracy of the Company’s calculations, (iv) evaluating the reasonableness of the discount rate used in the income approach, and (v) evaluating the reasonableness of certain assumptions used in the market approach.

/s/ BDO USA, LLP

We are uncertain as to the year we began serving consecutively as the auditor of the Company's financial statements; however, we are aware that we have been the Company's auditor consecutively since at least 1981.

Atlanta, Georgia

February 26, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc. and Subsidiaries
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting
We have audited Interface, Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, comprehensive income, and cash flows for each of the three years in the period ended December 29, 2019, and the related notes and schedules and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

February 26, 2020

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on that assessment, management concluded that, as of December 29, 2019, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B. OTHER INFORMATION

None
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements and Notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income — fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017.

Consolidated Balance Sheets — December 29, 2019 and December 30, 2018.

Consolidated Statements of Cash Flows — fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017.

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

4.1	Description of the Company’s Securities.
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

10.14
Second Amended and Restated Security and Pledge Agreement, dated as of August 7, 2018, among Interface, Inc., certain subsidiaries of the Company as obligors, and Bank of America, N.A. as Administrative Agent.

10.15
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

10.21
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

10.22
First Amendment to Second Amended and Restated Syndicated Facility Agreement, dated as of December 18, 2019 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on December 23, 2019, previously filed with the Commission and incorporated herein by reference.)

21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
24	Power of Attorney (see signature page of this Report).
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019.
32.1
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

32.2
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
104	The cover page from this Annual Report on Form 10-K for the year ended December 29, 2019, formatted in Inline XBRL

*Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

ITEM 16. FORM 10-K SUMMARY

None.

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Doubtful Accounts:
Year Ended:
December 29, 2019	$3,540	$881	$—	$628	$3,793
December 30, 2018	3,493	1,848	—	1,801	3,540
December 31, 2017	3,780	635	—	922	3,493

(A)Includes changes in foreign currency exchange rates as well as the addition of the nora reserves since the acquisition date.

(B)Write off of bad debt, and recovering of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS(B)	COLUMN D DEDUCTIONS (DESCRIBE) (C)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve:
Year Ended:
December 29, 2019	$11,907	$7,944	$49	$8,357	$11,445
December 30, 2018	2,568	11,961	8,569	2,622	11,907
December 31, 2017	10,291	3,999	3,300	3,724	2,568

(A)Includes changes in foreign currency exchange rates as well as the nora reserves since the acquisition date.

(B)Direct reduction of asset carrying value, not included in restructuring reserve.

(C)Cash payments.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty and Sales Allowances Reserves :
Year ended:
December 29, 2019	$3,495	$1,519	$—	$1,161	$3,853
December 30, 2018	4,111	1,074	—	1,690	3,495
December 31, 2017	5,529	2,071	—	3,489	4,111

(A)Includes changes in foreign currency exchange rates as well as the nora reserves since the acquisition date.

(B)Represents credits and costs applied against reserve and adjustments to reflect actual exposure.

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

Date: February 26, 2020		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
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

Signature	Capacity	Date

/s/ DANIEL T. HENDRIX	President, Chief Executive Officer and Chairman of the Board and Director	February 26, 2020
Daniel T. Hendrix

/s/ BRUCE A. HAUSMANN	Vice President and Chief Financial Officer	February 26, 2020
Bruce A. Hausmann	(Principal Financial Officer)

/s/ JOHN P. BURKE	Director	February 26, 2020
John P. Burke

/s/ ANDREW B. COGAN	Director	February 26, 2020
Andrew B. Cogan

/s/ DWIGHT GIBSON	Director	February 26, 2020
Dwight Gibson
	Director	February 26, 2020
Jay D. Gould

/s/ CHRISTOPHER G. KENNEDY	Director	February 26, 2020
Christopher G. Kennedy

/s/ JOSEPH KEOUGH	Director	February 26, 2020
Joseph Keough

/s/ CATHERINE M. KILBANE	Director	February 26, 2020
Catherine M. Kilbane

/s/ DAVID KOHLER	Director	February 26, 2020
K. David Kohler

/s/ JAMES B. MILLER, JR.	Director	February 26, 2020
James B. Miller, Jr.

/s/ SHERYL D. PALMER	Director	February 26, 2020
Sheryl D. Palmer