Form 10-Q
period 2020-04-05
INTERFACE INC
filed 2020-05-12
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended April 5, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Shares outstanding of each of the registrant’s classes of common stock at May 1, 2020:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,477,253

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	APRIL 5, 2020	DECEMBER 29, 2019
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$72,651	$81,301
Accounts receivable, net	145,339	177,482
Inventories, net	271,151	253,584
Prepaid expenses and other current assets	44,770	35,768
Total current assets	533,911	548,135
Property and equipment, net	328,726	324,585
Operating lease right-of-use assets	103,637	107,044
Deferred tax asset	23,387	19,683
Goodwill and intangibles, net	219,812	346,474
Other assets	77,610	77,128

Total assets	$1,287,083	$1,423,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$68,695	$75,687
Accrued expenses	115,934	140,652
Current portion of operating lease liabilities	14,812	15,914
Current portion of long-term debt	30,850	31,022
Total current liabilities	230,291	263,275
Long-term debt	596,423	565,178
Operating lease liabilities	87,847	91,829
Deferred income taxes	32,706	35,550
Other long-term liabilities	101,161	99,015

Total liabilities	1,048,428	1,054,847

Commitments and contingencies

Shareholders’ equity
Preferred stock	—	—
Common stock	5,849	5,842
Additional paid-in capital	246,378	250,306
Retained earnings	180,082	286,056
Accumulated other comprehensive loss – foreign currency translation	(128,384)	(113,139)
Accumulated other comprehensive loss – cash flow hedge	(10,303)	(4,163)
Accumulated other comprehensive loss – pension liability	(54,967)	(56,700)

Total shareholders’ equity	238,655	368,202

Total liabilities and shareholders’ equity	$1,287,083	$1,423,049
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	APRIL 5, 2020	MARCH 31, 2019
NET SALES	$288,169	$297,688
Cost of Sales	173,858	181,166

GROSS PROFIT ON SALES	114,311	116,522
Selling, General and Administrative Expenses	87,683	100,135
Restructuring Charges	(1,118)	—
Goodwill and Intangible Asset Impairment Charge	121,258	—
OPERATING INCOME (LOSS)	(93,512)	16,387

Interest Expense	5,630	6,793
Other Expense	1,491	1,014

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(100,633)	8,580
Income Tax Expense	1,534	1,521

NET INCOME (LOSS)	$(102,167)	$7,059

Earnings (Loss) Per Share – Basic	$(1.75)	$0.12

Earnings (Loss) Per Share – Diluted	$(1.75)	$0.12

Common Shares Outstanding – Basic	58,450	59,632
Common Shares Outstanding – Diluted	58,452	59,642
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 5, 2020	MARCH 31, 2019
Net Income (Loss)	$(102,167)	$7,059
Other Comprehensive Loss, Foreign Currency Translation Adjustment	(15,245)	(5,203)
Other Comprehensive Loss, Cash Flow Hedge	(6,140)	(3,306)
Other Comprehensive Income (Loss), Pension Liability Adjustment	1,733	(91)
Comprehensive Loss	$(121,819)	$(1,541)
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 5, 2020	MARCH 31, 2019
OPERATING ACTIVITIES:
Net income (loss)	$(102,167)	$7,059
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	10,940	11,344
Stock compensation amortization expense (benefit)	(2,932)	2,817
Deferred income taxes and other	(15,732)	(6,088)
Amortization of acquired intangible assets	1,315	1,909
Goodwill and intangible asset impairment	121,258	—
Working capital changes:
Accounts receivable	28,635	13,729
Inventories	(22,514)	(28,855)
Prepaid expenses and current assets	(7,464)	(5,692)
Accounts payable and accrued expenses	(27,056)	(7,924)

CASH USED IN OPERATING ACTIVITIES	(15,717)	(11,701)

INVESTING ACTIVITIES:
Capital expenditures	(22,204)	(19,968)
Other	(90)	(44)

CASH USED IN INVESTING ACTIVITIES	(22,294)	(20,012)

FINANCING ACTIVITIES:
Repayments of long-term debt	(19,875)	(8,893)
Borrowing of long-term debt	54,000	33,000
Tax withholding payments for share-based compensation	(1,344)	(2,627)
Proceeds from issuance of common stock	93	60
Dividends paid	—	(3,900)
Finance lease payments	(399)	—

CASH PROVIDED BY FINANCING ACTIVITIES:	32,475	17,640

Net cash used in operating, investing and financing activities	(5,536)	(14,073)
Effect of exchange rate changes on cash	(3,114)	56

CASH AND CASH EQUIVALENTS:
Net change during the period	(8,650)	(14,017)
Balance at beginning of period	81,301	80,989

Balance at end of period	$72,651	$66,972
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 29, 2019, as filed with the Commission.
The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 29, 2019, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
Risks and Uncertainties
The World Health Organization declared the COVID-19 outbreak a pandemic and many companies have experienced disruptions in their operations. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that except for the goodwill impairment discussed in Note 10 “Goodwill and Intangible Assets” there were no other material adverse impacts on the Company’s results of operations and financial position at April 5, 2020. Our primary credit facility has various financial and other covenants including, but not limited to, a covenant to not exceed a maximum net debt to EBITDA ratio, as defined by the credit facility agreement. In the event we believe we are unable to maintain compliance with such covenants in the future, we will take mitigating actions prior to such potential breach. The full extent of the future impact of COVID-19 on the Company’s operations is uncertain. A prolonged COVID-19 pandemic could have a material adverse impact on our operations, financial condition, our ability to stay in compliance with our debt covenants, our ability to refinance our existing indebtedness and our ability to collect outstanding receivables. The impact of COVID-19 could also result in additional impairment losses related to goodwill, all intangible assets and property, plant and equipment.
Change in Accounting Principle
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Share Based Payment Accounting,” to simplify the accounting for share based payment transactions. We previously adopted the provisions of this ASU in fiscal year 2017 and noted at that time that we would apply the policy election to estimate forfeitures of share based awards and reduce stock compensation expense based on that estimate. On December 30, 2019, the Company elected to change its forfeiture method related to share based awards and will now account for forfeitures as they occur, as allowed by ASU 2016-09. The Company believes that this change is preferable because it achieves better correlation of stock compensation expense with the requisite service period. The cumulative impact of this change did not have a material effect on the Company’s consolidated financial statements and is not expected to have a material effect on the full fiscal year 2020 consolidated financial statements. As a result, the cumulative effect of $1.4 million was recognized in selling, general and administrative expenses (“SG&A”) within the consolidated condensed statement of operations during the first quarter of fiscal year 2020. Since the impact of this change is not material, prior period amounts were not retrospectively adjusted.
Reclassifications
Beginning in the first quarter of fiscal 2020, the Company made certain classification and presentation changes related to customer service and other costs. Previously, these costs were presented as a component of cost of sales. Beginning in fiscal year 2020, these costs will be presented as a component of SG&A. The Company determined that this change better reflects how management views and operates the business. Reclassifications of the comparative prior year 2019 amounts have been made to conform to the current presentation as follows:

	Three Months Ended March 31, 2019
Statement of Operations Line Item	As Reported	Reclassification	As Reclassified
	(In thousands)
Cost of Sales	$182,290	$(1,124)	$181,166
Selling, General and Administrative Expenses	99,011	1,124	100,135
Total	$281,301	$—	$281,301

Recently Adopted Accounting Pronouncements
On December 30, 2019, the Company adopted Accounting Standards Codification Topic 326, Credit Losses. This standard requires a financial asset (including trade receivables) to be presented at the net amount expected to be collected through the use of valuation allowances for credit losses. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted the new standard using a modified retrospective approach with no cumulative-effect adjustment to retained earnings to recognize expected credit losses on trade accounts receivable. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.
On December 30, 2019, the Company adopted ASU 2017-04, “Intangibles - Goodwill and Other,” that provides for the elimination of Step 2 from the goodwill impairment test. Under the new guidance, impairment charges are recognized to the extent the carrying amount of a reporting unit exceeds its fair value with certain limitations. See Note 10 for additional information.
On December 30, 2019, the Company adopted ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.
On December 30, 2019, the Company adopted ASU 2018-15, “Internal-Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement service contract with the guidance to capitalize implementation costs of internal use software. The ASU also requires that the costs for implementation activities during the application development phase be capitalized in a hosting arrangement service contract, and costs during the preliminary and post implementation phase are expensed. The Company adopted this standard, which will be applied on a prospective basis, with no material impact to the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740 related to intraperiod tax allocation, the calculation of income taxes in interim periods, and the accounting for outside basis differences of foreign subsidiaries and equity method investments. The amendments also improve consistent application of and simplify GAAP for other areas of ASC Topic 740, including franchise or similar taxes partially based on income, the accounting for a step-up in tax basis goodwill, and interim recognition of an enacted change in tax laws or rates, by clarifying and amending existing guidance. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of adoption of this standard but does not anticipate that the adoption will have a material effect on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This standard addresses the risks from the discontinuation of the London Interbank Offered Rate (LIBOR) and provides optional expedients and exceptions to contracts, hedging relationships and other transactions that reference LIBOR if certain criteria are met. This new guidance is effective and may be applied beginning March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adoption of this standard.

NOTE 2 – REVENUE RECOGNITION
Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue for the three months ended April 5, 2020. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material.
Disaggregation of Revenue
For the three months ended April 5, 2020, revenue from the Company’s customers is broken down by geography as follows:

Geography	Percentage of Net Sales
Americas	54.9%
Europe	32.8%
Asia-Pacific	12.3%

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	April 5, 2020	December 29, 2019
	(In thousands)
Finished Goods	$193,863	$184,336
Work in Process	16,966	13,152
Raw Materials	60,322	56,096
Inventories, net	$271,151	$253,584

NOTE 4 – EARNINGS PER SHARE
The Company computes basic earnings or loss per share (“EPS”) by dividing net income or loss by the weighted average common shares outstanding, including participating securities outstanding, during the period as discussed below. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings.
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

	Three Months Ended
	April 5, 2020	March 31, 2019
Earnings (Loss) Per Share:

Basic Earnings (Loss) Per Share:
Distributed Earnings	$0.07	$0.07
Undistributed Earnings (Loss)	(1.82)	0.05
Total	$(1.75)	$0.12

Diluted Earnings (Loss) Per Share:
Distributed Earnings	$0.07	$0.07
Undistributed Earnings (Loss)	(1.82)	0.05
Total	$(1.75)	$0.12

Basic earnings (loss) per share	$(1.75)	$0.12
Diluted earnings (loss) per share	$(1.75)	$0.12

The following table presents net income that was attributable to participating securities:

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In millions)
Net Income Attributable to Participating Securities	$—	$0.1
The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands)
Weighted Average Shares Outstanding	58,060	59,065
Participating Securities	390	567
Shares for Basic EPS	58,450	59,632
Dilutive Effect of Stock Options	2	10
Shares for Diluted EPS	58,452	59,642

For all periods presented, there were no stock options or participating securities excluded from the computation of diluted EPS.

NOTE 5 – LONG-TERM DEBT
Syndicated Credit Facility
At April 5, 2020, the Company maintained an amended and restated Syndicated Credit Facility (the “Facility”) which provided to the Company and certain of its subsidiaries a multicurrency revolving loan and U.S. denominated and multicurrency term loans. Interest on base rate loans was charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit were charged at varying rates computed by applying a margin over the applicable LIBOR rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company paid a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.
Debt issuance costs are reflected as a reduction of long-term debt in accordance with applicable accounting standards.  As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of April 5, 2020, the unamortized debt costs recorded as a reduction of long-term debt were $5.8 million.
As of April 5, 2020, the Company had outstanding $570.7 million of term loan borrowing and $62.4 million of revolving loan borrowings under the Facility, and had $1.6 million in letters of credit outstanding under the Facility. As of April 5, 2020, the weighted average interest rate on borrowings outstanding under the Facility was 2.91%. As of April 5, 2020, the carrying value of the Company’s borrowings under the Facility approximates its fair value as the Facility bears interest rates that are similar to existing market rates.
Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which are due on the last day of the calendar quarter.
The Company is currently in compliance with all covenants under the Facility.
Other Lines of Credit
Subsidiaries of the Company have an aggregate of the equivalent of $9.0 million of other lines of credit available at interest rates ranging from 2.0% to 6.0%. As of April 5, 2020, there were no borrowings outstanding under these lines of credit.

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
Cash Flow Interest Rate Swap
Both of the interest rate swaps described above are designated and qualify as cash flow hedges of forecasted interest payments. The Company reports the changes in fair value of the swaps as a component of other comprehensive income (or other comprehensive loss). The aggregate notional amount of the interest rate swaps as of April 5, 2020 was $250 million.
Forward Contracts
Our European operations, from time to time, are party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas.  The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales. As of April 5, 2020, there were no active forward currency contracts.
The table below sets forth the fair value of derivative instruments as of April 5, 2020 (in thousands):

	Asset Derivatives as of April 5, 2020		Liability Derivatives as of April 5, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate swap contracts	Other current assets	$—	Accrued expenses	$14,402
		$—		$14,402
The table below sets forth the fair value of derivative instruments as of December 29, 2019 (in thousands):

	Asset Derivatives as of December 29, 2019		Liability Derivatives as of December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate swap contract	Other current assets	$—	Accrued expenses	$5,801
		$—		$5,801

There was no significant impact to net income or loss from the changes in fair value of derivatives designated as cash flow hedges or from amounts excluded from the assessment of hedge effectiveness during the three months ended April 5, 2020. We expect that approximately $3.3 million related to cash flow hedges will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.

The following table summarizes the impact that changes in the fair value of derivatives designated as cash flow hedges and included in the assessment of hedge effectiveness had on accumulated other comprehensive loss, net of tax, during the three months ended April 5, 2020 and March 31, 2019 (in thousands):

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands)
Foreign currency contracts loss	$—	$(363)
Interest rate swap contracts loss	(6,140)	(2,943)
Loss recognized in accumulated other comprehensive loss	$(6,140)	$(3,306)
Gains and losses reclassified from accumulated other comprehensive income (loss) into net income (loss) are discussed in Note 14 entitled “Items Reclassified From Other Comprehensive Loss.”

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three months ended April 5, 2020 and March 31, 2019:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(In thousands)
Balance, at December 29, 2019	58,416	$5,842	$250,306	$286,056	$(56,700)	$(113,139)	$(4,163)
Net loss	—	—	—	(102,167)	—	—	—
Stock issuances under employee plans	220	22	197	—	—	—	—
Other issuances of common stock	107	10	1,720	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	(1,731)	—	—	—	—
Dividends declared	—	—	—	(3,807)	—	—	—
Forfeitures and compensation expense related to stock awards	(255)	(25)	(4,114)	—	—	—	—
Pension liability adjustment	—	—	—	—	1,733	—	—
Foreign currency translation adjustment	—	—	—	—	—	(15,245)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(6,140)
Balance, at April 5, 2020	58,488	$5,849	$246,378	$180,082	$(54,967)	$(128,384)	$(10,303)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(In thousands)
Balance, at December 30, 2018	59,508	$5,951	$270,269	$222,214	$(43,610)	$(101,487)	$1,326
Net income	—	—	—	7,059	—	—	—
Stock issuances under employee plans	509	51	379	—	—	—	—
Other issuances of common stock	224	22	3,900	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	(3,922)	—	—	—	—
Cash dividends paid	—	—	—	(3,900)	—	—	—
Forfeitures and compensation expense related to stock awards	(225)	(22)	29	—	—	—	—
Pension liability adjustment	—	—	—	—	(91)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(5,203)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(3,306)
Balance, at March 31, 2019	60,016	$6,002	$270,655	$225,373	$(43,701)	$(106,690)	$(1,980)

In the first quarter of 2020, the Company elected to change its method for recognizing forfeitures of share-based awards. The cumulative effect of this change was $1.4 million of additional expense recognized in selling, general and administrative expenses within the consolidated condensed statement of operations for the three months ended April 5, 2020. Prior to this change, the Company estimated forfeitures and reduced stock compensation expense based on that estimate. Under the new forfeiture method, the Company will account for forfeitures as they occur as permitted by generally accepted accounting principles. The impact of this change would have resulted in a decrease of $0.1 million to stock compensation expense for the period if the forfeiture methodology had not been changed.

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
All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first three months of 2020 or 2019.
As of April 5, 2020, there were 20,000 stock options outstanding and exercisable, at an average exercise price of $12.43 per share. There were no stock options granted in the first three months of 2020 or 2019. There were 7,500 stock options exercised and no stock options forfeited in the first three months of 2020. There were 10,000 stock options exercised in the first three months of 2019 and 5,000 stock option forfeitures during those three months. The aggregate intrinsic value of the outstanding and exercisable stock options was not significant as of April 5, 2020.
Restricted Stock Awards
During the three months ended April 5, 2020 and March 31, 2019, the Company granted restricted stock awards for 199,600 and 224,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.
Compensation expense (benefit) related to restricted stock grants was $(0.7) million and $0.8 million for the three months ended April 5, 2020, and March 31, 2019, respectively. The Company has reduced its expense for restricted stock forfeited during the period. As a result of the change in the forfeiture recognition methodology described above, compensation expense (benefit) related to restricted stock grants was impacted by $0.6 million for the cumulative effect of this change.
The following table summarizes restricted stock outstanding as of April 5, 2020, as well as activity during the three months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	468,200	$28.63
Granted	199,600	15.41
Vested	(132,200)	19.24
Forfeited or canceled	(145,200)	19.86
Outstanding at April 5, 2020	390,400	$28.31

As of April 5, 2020, the unrecognized total compensation cost related to unvested restricted stock was $5.2 million. That cost is expected to be recognized by the end of 2022.
Performance Share Awards
During the three months ended April 5, 2020 and March 31, 2019, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the performance shares outstanding as of April 5, 2020, as well as the activity during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	512,000	$19.71
Granted	263,600	15.36
Vested	(164,300)	19.74
Forfeited or canceled	(180,000)	19.83
Outstanding at April 5, 2020	431,300	$17.00

Compensation expense (benefit) related to the performance shares was $(2.2) million and $2.0 million for the three months ended April 5, 2020 and March 31, 2019, respectively. The Company has reduced its expense for performance shares forfeited during the period. As a result of the change in the forfeiture recognition methodology described above, compensation expense (benefit) related to performance shares was impacted by $0.8 million for the cumulative effect of this change. Unrecognized compensation expense related to these performance shares was approximately $7.4 million as of April 5, 2020. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2022.
Tax expense recognized with regard to restricted stock and performance shares was approximately $1.0 million for the three months ended April 5, 2020.

NOTE 8 – LEASES
General
We have operating and finance leases for manufacturing equipment, corporate offices, showrooms, distribution facilities, design centers, as well as computer and office equipment. Our leases have terms ranging from 1 to 20 years, some of which may include options to extend the lease term for up to 5 years, and certain leases may include an option to terminate the lease. Our lease accounting may include these options to extend or terminate a lease when it is reasonably certain that we will exercise that option.
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
As of April 5, 2020, there were no significant right-of-use assets and lease obligations from leases that had not commenced as of the end of the first quarter.
The table below represents a summary of the balances recorded in the consolidated condensed balance sheet related to our leases as of April 5, 2020:

	April 5, 2020		December 29, 2019
	(In thousands)
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Operating lease right-of-use assets	$103,637		$107,044

Current portion of operating lease liabilities	$14,812		$15,914
Operating lease liabilities	87,847		91,829
Total operating lease liabilities	$102,659		$107,743

Property and equipment		$4,921		$5,007

Accrued expenses		$1,482		$1,489
Other long-term liabilities		1,401		1,673
Total finance lease liabilities		$2,883		$3,162

Lease Costs

	Three Months Ended
	April 5, 2020	March 31, 2019
Lease cost	(In thousands)
Finance lease cost:
Amortization of right-of-use assets	$300	$146
Interest on lease liabilities	18	8
Operating lease cost	6,222	5,671
Short-term lease cost	175	738
Variable lease cost	646	145
Total lease cost	$7,361	$6,708

Other supplemental information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$18	$8
Operating cash flows from operating leases	5,881	5,110
Financing cash flows from finance leases	399	246
Right-of-use assets obtained in exchange for new finance lease liabilities	213	—
Right-of-use assets obtained in exchange for new operating lease liabilities	977	2,467

	April 5, 2020	December 29, 2019
Weighted-average remaining lease term – finance leases (in years)	2.68	2.76
Weighted-average remaining lease term – operating leases (in years)	10.60	10.60
Weighted-average discount rate – finance leases	2.19%	2.06%
Weighted-average discount rate – operating leases	5.89%	5.86%

Maturity Analysis
Maturity analysis of lease payments under non-cancellable leases were as follows:

Fiscal Year	Operating Leases	Finance Leases
	(In thousands)
2020 (excluding first quarter of 2020)	$15,659	$1,166
2021	17,197	870
2022	13,758	522
2023	11,447	306
2024	9,918	110
Thereafter	74,449	—
Total future minimum lease payments (undiscounted)	142,428	2,974
Less: Present value discount	(39,769)	(91)
Total lease liability	$102,659	$2,883

Policy Elections
We made an accounting policy election not to separate lease and non-lease components for all asset classes, except for data center assets, and will account for the lease payments as a single component. We also made an accounting policy election to exclude leases with an initial term of 12 months or less from the calculation of the right-of-use asset and lease liability recorded on the consolidated condensed balance sheet. These leases primarily represent month-to-month operating leases for vehicles and office equipment where we were reasonably certain that we would not elect an option to extend the lease.

NOTE 9 – EMPLOYEE BENEFIT PLANS
On December 31, 2019, a plan amendment was executed to eliminate future service accruals in the Dutch defined benefit plan, resulting in a curtailment of the plan. This plan remains in existence and will continue to pay vested benefits. Active participants will no longer accrue benefits after December 31, 2019, and instead will participate in an industry-wide multi-employer plan beginning in fiscal year 2020. During the three months ended April 5, 2020, the Company recorded multi-employer pension expense of $0.7 million related to multi-employer contributions.
The following tables provide the components of net periodic benefit cost for the three-month periods ended April 5, 2020 and March 31, 2019, respectively:

	Three Months Ended
Defined Benefit Retirement Plans (Europe)	April 5, 2020	March 31, 2019
	(In thousands)
Service cost	$—	$185
Interest cost	891	1,281
Expected return on assets	(1,064)	(1,445)
Amortization of prior service cost	26	16
Amortization of net actuarial losses	326	253
Net periodic benefit cost	$179	$290

	Three Months Ended
Salary Continuation Plan	April 5, 2020	March 31, 2019
	(In thousands)
Service cost	$—	$—
Interest cost	234	288
Amortization of net actuarial losses	140	94
Net periodic benefit cost	$374	$382

	Three Months Ended
Nora Defined Benefit Plan	April 5, 2020	March 31, 2019
	(In thousands)
Service cost	$258	$217
Interest cost	111	174
Net periodic benefit cost	$369	$391

In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within Operating Income in the consolidated condensed statement of operations, while all other components of net periodic benefit costs are presented within other expense in the consolidated condensed statement of operations.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS
During the first quarter of 2020, we performed a qualitative assessment of goodwill impairment indicators, considering macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income for the remainder of fiscal 2020. We expect that the duration of the COVID-19 pandemic and the continued impact of global travel restrictions, government shutdowns of non-essential businesses and disruptions to our supply chain and distribution channels to result in lower revenue and operating income for the remainder of fiscal 2020. As a result, we determined that there were indicators of impairment, and the Company proceeded with a quantitative assessment of goodwill for all reporting units at the end of the first quarter.
In performing the first quarter quantitative goodwill impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. Our reporting units are one level below our reporting segment level. In preparing the valuations, past, present and future expectations of performance were considered, including the impact of the COVID-19 pandemic. This methodology was consistent with the approach used to perform the annual quantitative goodwill assessment in prior years. The weighted average cost of capital used in the goodwill impairment testing ranged between 10.0% and 10.5%, which primarily fluctuated based on a country risk premium assigned to the geographical region of the reporting unit. There is inherent uncertainty associated with key assumptions used in our impairment testing including the duration of the economic downturn associated with the COVID-19 pandemic and the recovery period. As a result of the first quarter assessment, we determined that the fair value for two reporting units was less than the carrying value and recognized a goodwill impairment loss of $116.5 million in the first quarter of 2020. The expected decline in revenue due to the impact of COVID-19 contributed to the lower fair value of our Europe and Asia-Pacific reporting units. As such, the goodwill impairment loss was allocated to our Europe and Asia-Pacific reporting units in the amounts of $99.2 million and $17.3 million, respectively. We determined that the goodwill in our Americas reporting unit was not impaired as the fair value exceeded the carrying value by more than 90% at April 5, 2020.
The changes in the carrying amounts of goodwill for the three months ended April 5, 2020 are as follows (in thousands):

BALANCE DECEMBER 30, 2019	ACQUISITIONS	PURCHASE PRICE ACCOUNTING ADJUSTMENTS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE APRIL 5, 2020
	(In thousands)
$257,439	$—	$—	$(116,495)	$(3,024)	$137,920

Additionally, we determined that the trademarks and trade names intangible assets related to the acquired nora business were also impaired and recognized an impairment loss of $4.8 million in the first quarter of 2020. The carrying value of intangible assets after the impairment was $81.8 million at April 5, 2020.

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
While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.
Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(In thousands)
Three Months Ended April 5, 2020:

Net Sales	$158,091	$94,690	$35,388	$288,169
Depreciation and amortization	3,060	4,441	2,018	9,519
Total assets	679,777	530,101	166,391	1,376,269

Three Months Ended March 31, 2019:

Net Sales	$160,626	$93,050	$44,012	$297,688
Depreciation and amortization	3,251	4,680	2,132	10,063

A reconciliation of the Company’s total operating segment depreciation and amortization, and assets to the corresponding consolidated amounts follows:

	Three Months Ended
DEPRECIATION AND AMORTIZATION	April 5, 2020	March 31, 2019
	(In thousands)
Total segment depreciation and amortization	$9,519	$10,063
Corporate depreciation and amortization	1,421	1,281

Reported depreciation and amortization	$10,940	$11,344

ASSETS	April 5, 2020
(In thousands)
Total segment assets	$1,376,269
Corporate assets	136,931
Eliminations	(226,117)

Reported total assets	$1,287,083

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $6.6 million and $1.1 million for the three months ended April 5, 2020 and March 31, 2019, respectively. Income tax payments, net of refunds, amounted to $9.3 million and $11.3 million for the three months ended April 5, 2020 and March 31, 2019, respectively.
Non-Cash Investing and Financing Activities
On March 10, 2020, the Company declared cash dividends on our common stock of $3.8 million, which were paid during the second quarter of 2020 to shareholders of record as of March 27, 2020. At April 5, 2020, the dividends were recorded within Accrued Expenses in the consolidated condensed balance sheet.
See Note 8 entitled “Leases” for supplemental disclosures related to finance and operating leases.

NOTE 13 – INCOME TAXES
The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items.
During the three months ended April 5, 2020, the Company recorded a total income tax provision of $1.5 million on a pre-tax loss of $100.6 million resulting in an effective tax rate of (1.5)%. The effective tax rate for this period was primarily impacted by a non-deductible goodwill impairment. Excluding the impact of the goodwill impairment, the effective tax rate was 7.4% for the period compared to 17.7% during the three months ended March 31, 2019. The decrease in the effective tax rate, excluding goodwill impairment, was due to the favorable impact of amending prior year tax returns which was partially offset by unfavorable changes related to company-owned life insurance.
In the first three months of 2020, the Company decreased its liability for unrecognized tax benefits by $0.8 million. As of April 5, 2020, the Company had accrued approximately $24.7 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of April 5, 2020 reflects a reduction for $2.8 million of these unrecognized tax benefits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, it is reasonably possible that approximately $14.4 million of unrecognized tax benefits may be recognized within the next 12 months due to a lapse of statute of limitations.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES Act) was signed into law in response to the COVID-19 pandemic and provides certain tax relief to businesses. Tax provisions of the CARES Act include, among other things, the deferral of certain payroll taxes, relief for retaining employees, and certain income tax provisions for corporations. During the three months ended April 5, 2020, the CARES Act did not have an impact on the Company’s effective tax rate or income tax accounts. While the Company continues to evaluate the impacts of the CARES Act and similar foreign government support programs on its business, it does not expect they will have a material impact during the year. The Company does expect to benefit from the deferral of certain payroll taxes which it believes will result in an increase in its payroll tax accrual of approximately $3.1 million through the end of fiscal year 2020.

NOTE 14 – ITEMS RECLASSIFIED FROM OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”) to the consolidated condensed statements of operations during the three months ended April 5, 2020 and March 31, 2019 are reflected in the table below.

		Three Months Ended
	Statement of Operations Location	April 5, 2020	March 31, 2019
		(In thousands)
Interest rate swap contracts gain (loss)	Interest expense	$(492)	$139
Amortization of benefit plan prior service cost and net actuarial losses	Other expense	(492)	(363)
Total loss reclassified from AOCI, net		$(984)	$(224)

NOTE 15 – RESTRUCTURING CHARGES
For the first quarter ended April 5, 2020, the Company recorded a reduction of $1.1 million of previously recognized restructuring charges due to changes in expected cash payments and a postponed office lease exit. At April 5, 2020, the total restructuring reserve was $8.4 million for both the 2019 and 2018 restructuring plans. Below is a discussion of the restructuring plan activities by year.
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
The restructuring plan is expected to result in cash expenditures of approximately $9.0 million for payment of the employee severance and lease exit costs, as described above. The Company expects to complete the restructuring plan in fiscal year 2020 and expects the plan to yield annualized savings of approximately $6.0 million. A portion of the annualized savings is expected to be realized on the income statement in fiscal year 2020, with the remaining portion of the annualized savings expected to be realized in fiscal year 2021.
A reconciliation of the 2019 plan restructuring reserve is presented below:

	Balance at Beginning of the Year	Deductions 2020	Charged to Expenses 2020	Balance at April 5, 2020
	(In thousands)
Workforce Reduction	$8,634	$(981)	$(409)	$7,244
Other Exit Costs	139	—	—	139
Total	$8,773	$(981)	$(409)	$7,383

2018 Restructuring Plan
On December 29, 2018, the Company committed to a restructuring plan in its continuing efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involved (i) a restructuring of its sales and administrative operations in the United Kingdom, (ii) a reduction of approximately 200 employees, primarily in the Europe and Asia-Pacific geographic regions, and (iii) the write-down of certain underutilized and impaired assets that include information technology assets and obsolete manufacturing equipment.
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
A reconciliation of the 2018 plan restructuring reserve is presented below:

	Balance at Beginning of the Year	Deductions 2020	Charged to Expenses 2020	Balance at April 5, 2020
	(In thousands)
Workforce Reduction	$1,898	$(929)	$(29)	$940
Other Exit Costs	774	—	(680)	94
Total	$2,672	$(929)	$(709)	$1,034

NOTE 16 – SUBSEQUENT EVENTS
Cost Reducing Initiatives and Related Charges
As we continue to monitor the impact of COVID-19 and mitigate its effects to our operations, in the second quarter of 2020 the Company initiated, and expects to continue to pursue, a variety of cost reducing initiatives including a voluntary incentive separation program, temporary furloughs and other time-and-pay reduction programs, involuntary separations where necessary to streamline roles and responsibilities, and various other cost reducing and cost avoidance activities. As a result of these initiatives, in the second quarter of 2020 we will incur one-time charges for severance costs, separation benefits, and other costs to terminate existing agreements and arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, April 5, 2020, and the comparable periods of 2019 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The first quarter of fiscal 2020 includes 14 weeks and the first quarter of fiscal 2019 includes 13 weeks.
Forward-Looking Statements
This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with the ongoing COVID-19 pandemic and the economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019, as updated by the additional risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Preliminary Observations on the Effects of COVID-19
The World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic has had material adverse effects on our business, results of operations, and financial condition, and it is anticipated that this will continue for an indefinite period of time. The duration of the pandemic will ultimately determine the extent to which our operations are impacted, but we are unable to determine the full impact at this time. We continue to monitor our operations and have implemented various programs to mitigate the effects on our business including reductions in employees, labor costs, marketing expenses, consulting spend, travel costs and capital expenditures, as well as suspending and reducing shifts in our production facilities, temporarily furloughing employees, and implementing other cost reduction or avoidance initiatives.
During the first quarter of 2020, the COVID-19 pandemic impacted our global operations, most notably in our Asia-Pacific region. The largest impact was in China, where we experienced lower sales as governments shut down non-essential businesses in response to the COVID-19 pandemic and implemented travel restrictions. We temporarily closed our plant in China in late January 2020 and reopened the plant on February 9, 2020. As a result, first quarter net sales in China declined 55% compared to the same period last year. Net sales in the Asia-Pacific region declined 19.6% for the quarter compared to the first quarter last year.
The effects of the COVID-19 pandemic began to impact our Americas and Europe regions toward the end of the first quarter and resulted in a decline in sales of 1.6% in the Americas and a smaller than anticipated sales increase of 1.8% in Europe for the first quarter of 2020 compared to the same prior year period. Due to lower demand, and to improve and enhance employee safety measures, we suspended production in our U.S. manufacturing facilities from March 18, 2020 to March 23, 2020, and then again from April 6, 2020 to April 13, 2020. We also substantially reduced production in our Craigavon, UK facility beginning on April 20, 2020, and our Australia plant is now operating in reduced shifts in light of reduced demand. In addition, almost all of our salesforce and administrative employees globally are working from their homes or other remote locations in accordance with local government orders and “shelter in place” directives.
General
During the quarter ended April 5, 2020, net sales were $288.2 million compared with net sales of $297.7 million in the first quarter last year. The first quarter in 2020 was negatively impacted by the effects of the COVID-19 pandemic as discussed above. Fluctuations in currency exchange rates had a negative impact of approximately $4.9 million for the first quarter of 2020 compared to the first quarter of 2019, mostly driven by the weakening of the Euro, British Pound sterling and the Australian dollar against the U.S. dollar.
Goodwill and Intangible Asset Impairment
During the first quarter of 2020, we recognized a charge of $121.3 million for impairment of goodwill and certain intangible assets. See Note 10 of Part I, Item I of this Form 10-Q for additional information.

Results of Operations
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month periods ended April 5, 2020 and March 31, 2019, respectively:

	Three Months Ended
	April 5, 2020	March 31, 2019
Net sales	100.0%	100.0%
Cost of sales	60.3	60.9
Gross profit on sales	39.7	39.1
Selling, general and administrative expenses	30.4	33.6
Restructuring charges	(0.4)	—
Goodwill and intangible asset impairment charge	42.1	—
Operating income (loss)	(32.4)	5.5
Interest/Other expenses	2.5	2.6
Income (loss) before tax expense	(34.9)	2.9
Income tax expense	0.5	0.5
Net income (loss)	(35.4)	2.4
Net Sales
Below is information regarding our net sales, and analysis of those results, for the three-month periods ended April 5, 2020, and March 31, 2019, respectively.

	Three Months Ended		Percentage Change
	April 5, 2020	March 31, 2019
	(In thousands)
Net Sales
Americas	$158,091	$160,626	(1.6)%
Europe	94,690	93,050	1.8%
Asia-Pacific	35,388	44,012	(19.6)%
Total Net Sales	$288,169	$297,688	(3.2)%
For the quarter ended April 5, 2020, net sales decreased $9.5 million (3.2%) versus the comparable period in 2019. The sales decline was partially due to the impact of the COVID-19 pandemic as discussed above. Currency fluctuations had an approximately $4.9 million (1.6%) negative impact on first quarter 2020 sales compared to the first quarter of 2019. This currency impact was mostly due to the weakening of the Euro, British Pound sterling and Australian dollar against the U.S. dollar. On a geographic basis, sales in the Americas decreased 1.6%, Europe increased 1.8% and Asia-Pacific decreased 19.6%. The sales decrease in the Americas was due primarily to lower carpet tile sales that were partially offset by growth in luxury vinyl tile (“LVT”) sales. The sales decrease in the Americas was seen in the retail, healthcare and leisure market segments, partially offset by increases in the office, hospitality, residential and transportation market segments. The sales increase in Europe was due primarily to growth in LVT and rubber flooring products, offset by the weakening of the Euro. On a market segment basis, the sales increase in Europe was most significant in the leisure and transportation market segments, partially offset by declines in the retail and public buildings market segments. The sales decrease in Asia-Pacific was primarily due to the impact of COVID-19 shutdowns in China and the weakening of the Australian dollar. On a market segment basis, the sales decrease in Asia-Pacific was most significant in the healthcare, retail, public buildings and transportation market segments.

Cost and Expenses
The following tables present our overall cost of sales and selling, general and administrative expenses for the three-month periods ended April 5, 2020, and March 31, 2019, respectively:

	Three Months Ended		Percentage Change
Cost and Expenses	April 5, 2020	March 31, 2019
	(In thousands)
Cost of sales	$173,858	$181,166	(4.0)%
Selling, general and administrative expenses	87,683	100,135	(12.4)%
For the quarter ended April 5, 2020, cost of sales decreased $7.3 million (4.0%) compared to the first quarter of 2019. Cost of sales also includes the amortization of acquired intangible assets of $1.3 million and $1.9 million for the first quarters of 2020 and 2019, respectively. Currency translation had an approximately $4.2 million (2.3%) positive impact on the year-over-year comparison.  As a percentage of sales, our cost of sales decreased to 60.3% for the first quarter of 2020 versus 60.9% for the first quarter of 2019.
For the quarter ended April 5, 2020, selling, general and administrative (“SG&A”) expenses decreased $12.5 million (12.4%) versus the comparable period in 2019.  Currency translation had a $0.2 million (0.2%) positive impact on the year-over-year comparison. SG&A expenses were lower for the first quarter of 2020 primarily due to (1) $5.7 million of lower stock compensation expense for the quarter due to forfeitures and lower performance based compensation; (2) selling expenses were higher in the 2019 first quarter related to costs incurred for a global sales meeting that did not occur in 2020; and (3) higher year-over-year legal costs of approximately $1.6 million related to the SEC matter referenced in Part II, Item 1 of this Form 10-Q. As a percentage of sales, SG&A expenses decreased to 30.4% for the first quarter of 2020 versus 33.6% for the first quarter of 2019.
Interest Expense
For the three-month period ended April 5, 2020, interest expense decreased $1.2 million, from $6.8 million in the comparable period last year to $5.6 million, primarily due to lower interest rates.
Liquidity and Capital Resources
General
At April 5, 2020, we had $72.7 million in cash.  At that date, we had $570.7 million in term loan borrowing, $62.4 million of revolving loan borrowings, and $1.6 million in letters of credit outstanding under the Syndicated Credit Facility.  As of April 5, 2020, we had additional borrowing capacity of $235.9 million under the Syndicated Credit Facility and $9.0 million of borrowing capacity under other credit facilities in place at other non-U.S. subsidiaries. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months.
Analysis of Cash Flows
We exited the quarter ended April 5, 2020 with $72.7 million in cash, a decrease of $8.7 million during the first three months of the year.  Cash flows included $19.9 million used in financing activities for repayments under our Syndicated Credit Facility and $22.2 million used in investing activities for capital expenditures during the first three months of 2020. Cash outflows from operations for the first three months of 2020 were $15.7 million including working capital uses of cash of (1) $27.1 million due to a decrease in accounts payable and accrued expenses to fund normal operating expenses, (2) $22.5 million for increases in inventories due to raw materials build and delays in construction projects from the impact of COVID-19 and (3) $7.5 million due to increases in prepaid expense and other current assets. These uses of cash were partially offset by $28.6 million due to a decrease in accounts receivable, as there was no deterioration in cash collections during the quarter, and cash inflows from financing activities of $54.0 million from borrowings under our Syndicated Credit Facility.
Purchase Obligations
We have outstanding purchase obligations of $13.3 million related to expanding our manufacturing capabilities, which we expect to fund during the remainder of 2020.

Forward-Looking Statement on Impact of COVID-19
While we are aggressively managing our response to the recent COVID-19 pandemic, its impact on our full year fiscal 2020 results and beyond is uncertain. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on construction, renovation, and consumer spending as well as the ability of our sales channels, supply chain, manufacturing, and distribution partners to continue to operate with minimal disruption for the remainder of fiscal year 2020 and beyond, any or all of which could negatively impact our financial position, results of operations, cash flows, and outlook. As the impact of the COVID-19 pandemic continues to affect companies with global operations, we anticipate that our business and results in the second and third quarters of 2020 will be more affected than the first quarter of 2020. While we are unable to predict with certainty, we anticipate declines in revenue and operating income in the second and third quarters of fiscal year 2020, and perhaps during quarterly periods thereafter.
The Company has implemented several cost reducing initiatives to align with anticipated customer demand including a voluntary separation program, temporary furloughs and other time-and-pay reduction programs, involuntary separations where necessary to streamline roles and responsibilities, and various other cost reducing initiatives. The Company has also suspended merit-based salary increases, as well as its 401(k) and Non-Qualified Savings Plan (NSP) matching contributions, and will benefit from lower than originally anticipated performance-based compensation and variable compensation for 2020. In addition, the Company has adjusted its capital spending plans and currently anticipates capital expenditures of $45 - $50 million for the full year 2020.
Backlog
As of April 12, 2020, the consolidated backlog of orders was approximately $202.7 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, backlog was approximately $177.8 million as of February 9, 2020. Disruptions in supply and distribution chains, global travel restrictions and government shelter in place orders due to the impact of COVID-19 have resulted in an increase in our order backlog as construction projects and flooring installations have been delayed worldwide.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the quarter ended April 5, 2020, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
For the three months ended April 5, 2020, we recognized a $15.2 million decrease in our foreign currency translation adjustment account primarily due to the weakening of the Euro, Australian dollar and British pound against the U.S. dollar as of the end of the first quarter of 2020 compared to the end of 2019.
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
Because the debt outstanding under our Syndicated Credit Facility has variable interest rates based on an underlying prime lending rate or LIBOR rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate or LIBOR rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2019.
As of April 5, 2020, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.6 million or an increase in the fair value of our financial instruments of $11.7 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.
As of April 5, 2020, a 100 basis point decrease in interest rates would result in an increase in the recorded liability of our interest rate swaps of approximately $6.0 million while a 100 basis point increase in interest rates would result in a decrease in the recorded liability of our interest rate swaps of approximately $7.0 million.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. The disclosure set forth in Note 17 to the consolidated financial statements included in Item 8 of the December 29, 2019 Annual Report on Form 10-K is incorporated by reference herein.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 29, 2019, as well as the following new risk factors, which update the risk factors set forth in our annual report:
The COVID-19 pandemic could have a material adverse effect on our ability to operate, our ability to keep employees safe from the pandemic, our results of operations, financial condition, liquidity, capital investments, our near term and long term ability to stay in compliance with debt covenants under our Syndicated Credit Facility, our ability to refinance our existing indebtedness, and our ability to obtain financing in capital markets.
The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, our ability to keep employees safe from the pandemic, our results of operations, financial condition, liquidity, capital investments, our near term and long term ability to stay in compliance with debt covenants under our Syndicated Credit Facility, our ability to refinance our existing indebtedness, and our ability to gain financing in the capital markets. Public health organizations have recommended, and many governments have implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our selling channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services. These issues may also materially affect our current and future access to sources of liquidity, particularly our cash flows from operations, and access to financing from the capital markets. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, potential near term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.
Future earnings could be negatively impacted by additional goodwill, intangible assets and property, plant and equipment impairments.
We recorded a goodwill and intangible asset impairment loss of $121.3 million in the first quarter of 2020 primarily as a result of the expected duration of the COVID-19 pandemic and its anticipated negative impact to our revenue and operating income. Future impairment charges could result if these expectations change or the COVID-19 pandemic continues for an extended period.
We face risks associated with litigation and claims.
We have been, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or claims relating to intellectual property matters. Litigation might result in substantial costs and may divert management’s attention and resources, which may adversely affect our business, results of operations and financial condition. An unfavorable judgment against us in any legal proceeding or claim could require us to pay monetary damages. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. In addition, an unfavorable judgment in which the counterparty is awarded equitable relief, such as an injunction, could harm our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended April 5, 2020:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2019 - February 2, 2020(2)	214	$16.35	—	$—
February 3 - March 1, 2020(2)	86,026	16.05	—	—
March 2 - April 5, 2020(2)	21,217	13.04	—	—
Total	107,457	$15.45	—	$—
(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2020, which commenced December 30, 2019 and ended April 5, 2020.
(2) Includes shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Disclosure Pursuant to Section 13(r) to the Securities Exchange Act of 1934
Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, including, among other matters, transactions or dealings relating to the Government of Iran. Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.
The Company recently conducted an internal investigation and made a voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). The Company determined that one of its non-U.S. affiliates made a shipment of carpet samples to a private company which claimed the samples were for potential airport requirements in Iran. Airports in Iran generally are understood to be administered by an agency of the Government of Iran. No payment was received for the carpet samples. The shipment was made prior to the “wind down” of OFAC’s authorization of certain business with Iran involving non-U.S. affiliates of U.S. companies. To their knowledge, neither the Company nor the non-U.S. affiliate fulfilled, directly or indirectly, any orders for carpet to the company that solicited the samples, and neither intend to continue any business with that company, or for the foreeseable future with Iran.

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

10.23
Sixth Amendment to Interface, Inc. Nonqualified Savings Plan II (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 31, 2020, previously filed with the Commission and incorporated herein by reference).*

21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
24	Power of Attorney (see signature page of this Report).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 5, 2020, formatted in Inline XBRL
* Management contract or compensatory plan or agreement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 12, 2020	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)