Form 10-Q
period 2020-07-05
INTERFACE INC
filed 2020-08-11
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended July 5, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Shares outstanding of each of the registrant’s classes of common stock at August 6, 2020:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,547,753

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	JULY 5, 2020	DECEMBER 29, 2019
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$91,844	$81,301
Accounts receivable, net	139,410	177,482
Inventories, net	263,721	253,584
Prepaid expenses and other current assets	38,411	35,768
Total current assets	533,386	548,135
Property and equipment, net	338,177	324,585
Operating lease right-of-use assets	100,091	107,044
Deferred tax asset	23,350	19,683
Goodwill and intangibles, net	226,828	346,474
Other assets	79,136	77,128

Total assets	$1,300,968	$1,423,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$64,894	$75,687
Accrued expenses	122,505	140,652
Current portion of operating lease liabilities	14,124	15,914
Current portion of long-term debt	31,061	31,022
Total current liabilities	232,584	263,275
Long-term debt	589,130	565,178
Operating lease liabilities	86,716	91,829
Deferred income taxes	32,341	35,550
Other long-term liabilities	102,001	99,015

Total liabilities	1,042,772	1,054,847

Commitments and contingencies

Shareholders’ equity
Preferred stock	—	—
Common stock	5,854	5,842
Additional paid-in capital	246,323	250,306
Retained earnings	184,206	286,056
Accumulated other comprehensive loss – foreign currency translation	(112,224)	(113,139)
Accumulated other comprehensive loss – cash flow hedge	(10,654)	(4,163)
Accumulated other comprehensive loss – pension liability	(55,309)	(56,700)

Total shareholders’ equity	258,196	368,202

Total liabilities and shareholders’ equity	$1,300,968	$1,423,049
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 5, 2020	JUNE 30, 2019	JULY 5, 2020	JUNE 30, 2019
NET SALES	$259,504	$357,507	$547,673	$655,195
Cost of Sales	162,210	216,777	336,068	397,943
GROSS PROFIT ON SALES	97,294	140,730	211,605	257,252

Selling, General and Administrative Expenses	80,058	97,838	167,741	197,973
Restructuring Charges	(157)	—	(1,275)	—
Goodwill and Intangible Asset Impairment Charge	—	—	121,258	—
OPERATING INCOME (LOSS)	17,393	42,892	(76,119)	59,279

Interest Expense	4,965	6,810	10,595	13,603
Other Expense	5,139	304	6,630	1,318

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	7,289	35,778	(93,344)	44,358
Income Tax Expense	2,580	6,279	4,114	7,800

NET INCOME (LOSS)	$4,709	$29,499	$(97,458)	$36,558

Earnings (Loss) Per Share – Basic	$0.08	$0.50	$(1.67)	$0.61

Earnings (Loss) Per Share – Diluted	$0.08	$0.50	$(1.67)	$0.61

Common Shares Outstanding – Basic	58,484	59,285	58,466	59,459
Common Shares Outstanding – Diluted	58,484	59,291	58,466	59,465
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 5, 2020	JUNE 30, 2019	JULY 5, 2020	JUNE 30, 2019
Net Income (Loss)	$4,709	$29,499	$(97,458)	$36,558
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	16,160	4,249	915	(954)
Other Comprehensive Loss, Cash Flow Hedge	(351)	(4,667)	(6,491)	(7,973)
Other Comprehensive Income (Loss), Pension Liability Adjustment	(342)	829	1,391	738
Comprehensive Income (Loss)	$20,176	$29,910	$(101,643)	$28,369
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	SIX MONTHS ENDED
	JULY 5, 2020	JUNE 30, 2019
OPERATING ACTIVITIES:
Net income (loss)	$(97,458)	$36,558
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	21,748	22,698
Stock compensation amortization expense (benefit)	(2,216)	4,832
Deferred income taxes and other	(17,364)	(11,577)
Amortization of acquired intangible assets	2,631	3,252
Goodwill and intangible asset impairment	121,258	—
Working capital changes:
Accounts receivable	37,660	(4,637)
Inventories	(8,792)	(13,349)
Prepaid expenses and current assets	1,005	(6,206)
Accounts payable and accrued expenses	(26,045)	(11,139)

CASH PROVIDED BY OPERATING ACTIVITIES	32,427	20,432

INVESTING ACTIVITIES:
Capital expenditures	(35,665)	(34,926)
Other	(29)	33

CASH USED IN INVESTING ACTIVITIES	(35,694)	(34,893)

FINANCING ACTIVITIES:
Repayments of long-term debt	(47,779)	(16,670)
Borrowing of long-term debt	70,000	70,000
Tax withholding payments for share-based compensation	(1,488)	(3,264)
Proceeds from issuance of common stock	93	60
Dividends paid	(4,392)	(7,763)
Repurchase of common stock	—	(25,154)
Finance lease payments	(810)	—

CASH PROVIDED BY FINANCING ACTIVITIES:	15,624	17,209

Net cash provided by operating, investing and financing activities	12,357	2,748
Effect of exchange rate changes on cash	(1,814)	519

CASH AND CASH EQUIVALENTS:
Net change during the period	10,543	3,267
Balance at beginning of period	81,301	80,989

Balance at end of period	$91,844	$84,256
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
The six month period ended July 5, 2020 includes 27 weeks, and the six month period ended June 30, 2019 includes 26 weeks. The three month periods ended July 5, 2020 and June 30, 2019 both include 13 weeks.
Risks and Uncertainties
The World Health Organization declared the COVID-19 outbreak a pandemic, and many companies have experienced disruptions in their operations. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that, except for the goodwill and intangible asset impairment discussed in Note 10 “Goodwill and Intangible Assets,” the decline in 2020 revenue, and its consequent impacts on production volume, operating income, net income, cash flows, and order rates, there were no other material adverse impacts on the Company’s results of operations and financial position at July 5, 2020. The Company’s primary credit facility has various financial and other covenants including, but not limited to, a covenant to not exceed a maximum net debt to EBITDA ratio, as defined by the credit facility agreement. On July 15, 2020, the Company amended its Syndicated Credit Facility. See Note 16 entitled “Subsequent Events” for additional information. The full extent of the future impact of COVID-19 on the Company’s operations is uncertain. A prolonged COVID-19 pandemic may continue to have a material adverse impact on our operations, financial condition, and supply chains. It may negatively impact our ability to collect outstanding receivables, manage inventory, and service customers. The impact of COVID-19 could result in additional impairment losses related to goodwill, intangible assets, and property, plant and equipment.
As the virus spreads through communities, it could impact the physical health, mental health, and productivity of our workforce as many of them are required to shelter in place and work from home for prolonged periods of time, and it could also impact our ability to reach our customers and collaborate with them as they are required to shelter in place and work from home for prolonged periods of time. The COVID-19 pandemic is having broad and negative implications on the global economy, which affects the size and timing of our customers’ capital budgets, and could result in delays or terminations of new and existing renovation projects, remodeling projects, new construction projects, and other projects where our products are used.
COVID-19 Impact
We continue to monitor our operations and have implemented various programs to mitigate the effects of COVID-19 on our business including reductions in employee headcount, labor costs, marketing expenses, consulting spend, travel costs, various other costs, and capital expenditures, as well as suspending and reducing shifts in our production facilities, temporarily furloughing employees, and implementing other cost reduction or avoidance initiatives. Government grants and payroll protection programs are available globally to provide assistance to companies impacted by the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in the United States (see Note 13 entitled “Income Taxes” for additional information) and a payroll protection program enacted in the Netherlands (the “NOW Program”), provide benefits related to payroll costs either as reimbursements, lower payroll tax rates or deferral of payroll tax payments. The NOW Program provides eligible companies with reimbursement of labor costs as an incentive to retain employees on the payroll. During the second quarter the Company recognized benefits under several payroll protection programs as reductions to payroll costs.

Reclassifications
In fiscal year 2020, the Company made certain classification and presentation changes related to customer service and other costs. Previously, these costs were presented as a component of cost of sales. Beginning in fiscal year 2020, these costs are presented as a component of selling, general and administrative (“SG&A”) expense. The Company determined that this change better reflects how management views and operates the business. Reclassifications of the comparative prior year 2019 amounts have been made to conform to the current presentation as follows:

	Three Months Ended June 30, 2019
Statement of Operations Line Item	As Reported	Reclassification	As Reclassified
	(In thousands)
Cost of Sales	$218,917	$(2,140)	$216,777
Selling, General and Administrative Expenses	95,698	2,140	97,838
Total	$314,615	$—	$314,615

	Six Months Ended June 30, 2019
Statement of Operations Line Item	As Reported	Reclassification	As Reclassified
	(In thousands)
Cost of Sales	$401,207	$(3,264)	$397,943
Selling, General and Administrative Expenses	194,709	3,264	197,973
Total	$595,916	$—	$595,916
Recently Adopted Accounting Pronouncements
On December 30, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 326, Credit Losses. This standard requires a financial asset (including trade receivables) to be presented at the net amount expected to be collected through the use of valuation allowances for credit losses. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The Company adopted the new standard using a modified retrospective approach with no cumulative-effect adjustment to retained earnings to recognize expected credit losses on trade accounts receivable. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.
On December 30, 2019, the Company adopted Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other,” that provides for the elimination of Step 2 from the goodwill impairment test. Under the new guidance, impairment charges are recognized to the extent the carrying amount of a reporting unit exceeds its fair value with certain limitations. See Note 10 entitled “Goodwill and Intangible Assets” for additional information.
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740 related to intraperiod tax allocation, the calculation of income taxes in interim periods, and the accounting for outside basis differences of foreign subsidiaries and equity method investments. The amendments also improve consistent application of and simplify GAAP for other areas of ASC Topic 740, including franchise or similar taxes partially based on income, the accounting for a step-up in tax basis goodwill, and interim recognition of an enacted change in tax laws or rates, by clarifying and amending existing guidance. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of adoption of this standard but does not anticipate that the adoption will have a material effect on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard addresses the risks from the discontinuation of the London Interbank Offered Rate (LIBOR) and provides optional expedients and exceptions to contracts, hedging relationships and other transactions that reference LIBOR if certain criteria are met. This new guidance is effective and may be applied beginning March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adoption of this standard.

NOTE 2 – REVENUE RECOGNITION
Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue for the six months ended July 5, 2020. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material.
Disaggregation of Revenue
For the six months ended July 5, 2020, revenue from the Company’s customers is broken down by geography as follows:

Geography	Percentage of Net Sales
Americas	56.5%
Europe	30.4%
Asia-Pacific	13.1%

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	July 5, 2020	December 29, 2019
	(In thousands)
Finished Goods	$178,506	$184,336
Work in Process	16,720	13,152
Raw Materials	68,495	56,096
Inventories, net	$263,721	$253,584

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
The Company includes all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in the basic and diluted EPS calculations when the inclusion of these shares would be dilutive. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock. As a result, the Company includes all outstanding restricted stock awards in the calculation of basic and diluted EPS. Distributed earnings include common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed. The following tables show distributed and undistributed earnings:

	Three Months Ended		Six Months Ended
Earnings (Loss) Per Share	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
Basic Earnings (Loss) Per Share:
Distributed Earnings	$0.01	$0.07	$0.08	$0.13
Undistributed Earnings (Loss)	0.07	0.43	(1.75)	0.48
Total	$0.08	$0.50	$(1.67)	$0.61

Diluted Earnings (Loss) Per Share:
Distributed Earnings	$0.01	$0.07	$0.08	$0.13
Undistributed Earnings (Loss)	0.07	0.43	(1.75)	0.48
Total	$0.08	$0.50	$(1.67)	$0.61

Basic Earnings (Loss) Per Share	$0.08	$0.50	$(1.67)	$0.61
Diluted Earnings (Loss) Per Share	$0.08	$0.50	$(1.67)	$0.61

The following table presents net income that was attributable to participating securities:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In millions)
Net Income Attributable to Participating Securities	$—	$0.3	$—	$0.3
The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Weighted Average Shares Outstanding	58,024	58,760	58,006	58,934
Participating Securities	460	525	460	525
Shares for Basic EPS	58,484	59,285	58,466	59,459
Dilutive Effect of Stock Options	—	6	—	6
Shares for Diluted EPS	58,484	59,291	58,466	59,465

For the three and six months ended July 5, 2020, there were 20,000 stock options in each respective period excluded from the computation of diluted EPS because the impact would be anti-dilutive. For the three and six months ended June 30, 2019, there were no stock options or participating securities excluded from the computation of diluted EPS.

NOTE 5 – LONG-TERM DEBT
Syndicated Credit Facility
At July 5, 2020, the Company maintained an amended and restated Syndicated Credit Facility (the “Facility”) which provided to the Company and certain of its subsidiaries a multicurrency revolving loan and U.S. denominated and multicurrency term loans. Interest on base rate loans was charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit were charged at varying rates computed by applying a margin over the applicable LIBOR rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company paid a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.
Debt issuance costs associated with term loans are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of July 5, 2020 and December 29, 2019, the unamortized debt costs recorded as a reduction of long-term debt were $5.4 million and $6.3 million, respectively.
Other deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of revolving debt, net of accumulated amortization, were $1.1 million and $1.3 million as of July 5, 2020 and December 29, 2019, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.
As of July 5, 2020, the Company had outstanding $566.8 million of term loan borrowing and $58.8 million of revolving loan borrowings under the Facility, and had $1.6 million in letters of credit outstanding under the Facility. As of December 29, 2019, the Company had outstanding $581.6 million of term loan borrowing and $20.9 million of revolving loan borrowings under the Facility, and had $2.2 million in letters of credit outstanding under the Facility. As of July 5, 2020 and December 29, 2019, the weighted average interest rate on borrowings outstanding under the Facility was 2.75% and 3.27%, respectively. As of July 5, 2020 and December 29, 2019, the carrying value of the Company’s borrowings under the Facility approximates its fair value as the Facility bears interest rates that are similar to existing market rates.
Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which are due on the last day of the calendar quarter.
The Company is currently in compliance with all covenants under the Facility. On July 15, 2020, the Company amended its Syndicated Credit Facility. See Note 16 entitled “Subsequent Events” for additional information.
Other Lines of Credit
Subsidiaries of the Company have an aggregate of the equivalent of $9.5 million of other lines of credit available at interest rates ranging from 2.0% to 6.0% as of both July 5, 2020 and December 29, 2019. As of July 5, 2020 and December 29, 2019, there were no borrowings outstanding under these lines of credit.

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
Cash Flow Interest Rate Swaps
Both of the interest rate swaps described above are designated and qualify as cash flow hedges of forecasted interest payments. The Company reports the changes in fair value of the swaps as a component of other comprehensive income (or other comprehensive loss). The aggregate notional amount of the interest rate swaps as of July 5, 2020 was $250 million.
Forward Contracts
Our European operations, from time to time, are party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas. The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales. As of July 5, 2020, there were no active forward currency contracts.
Derivative Transactions Not Designated as Hedging Instruments
Our Asia-Pacific operations, from time to time, purchase foreign currency options to economically hedge inventory purchases denominated in foreign currencies other than their functional currency. The Company’s objective with respect to these foreign currency options is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to payment on inventory purchases. These options are classified as non-designated derivative instruments. Gains and losses on the changes in fair value of these foreign currency options are recognized in earnings each period. As of July 5, 2020, the Company had outstanding foreign currency options with an aggregate notional amount of $17.0 million.
The table below sets forth the fair value of derivative instruments as of July 5, 2020:

	Asset Derivatives as of July 5, 2020		Liability Derivatives as of July 5, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivative instruments designated as hedging instruments:
Interest rate swap contracts	Other current assets	$—	Accrued expenses	$14,893
Derivative instruments not designated as hedging instruments:
Foreign currency options	Other current assets	320	Accrued expenses	—
		$320		$14,893

The table below sets forth the fair value of derivative instruments as of December 29, 2019:

	Asset Derivatives as of December 29, 2019		Liability Derivatives as of December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivative instruments designated as hedging instruments:
Interest rate swap contracts	Other current assets	$—	Accrued expenses	$5,801
Derivative instruments not designated as hedging instruments:
Foreign currency options	Other current assets	251	Accrued expenses	—
		$251		$5,801

There was no significant impact to net income (loss) from the changes in fair value of derivatives designated as cash flow hedges during the three and six months ended July 5, 2020. We expect that approximately $5.2 million related to cash flow hedges will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
The following table summarizes the impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss, net of tax, during the three and six months ended July 5, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Foreign currency contracts gain (loss)	$—	$204	$—	$(159)
Interest rate swap contracts loss	(351)	(4,871)	(6,491)	(7,814)
Loss recognized in accumulated other comprehensive loss	$(351)	$(4,667)	$(6,491)	$(7,973)

Gains and losses from derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income (loss) into net income (loss) are discussed in Note 14 entitled “Items Reclassified From Accumulated Other Comprehensive Loss.”
The following tables summarize gains and losses on derivatives not designated as hedging instruments within the consolidated condensed statements of operations for the three and six months ended July 5, 2020 and June 30, 2019:

		Three Months Ended
	Statement of Operations Location	July 5, 2020	June 30, 2019
		(In thousands)
Foreign currency options loss	Other expense	$(1,629)	$(144)

		Six Months Ended
	Statement of Operations Location	July 5, 2020	June 30, 2019
		(In thousands)
Foreign currency options gain (loss)	Other expense	$79	$(549)

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three and six months ended July 5, 2020 and June 30, 2019:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(In thousands)
Balance, at December 29, 2019	58,416	$5,842	$250,306	$286,056	$(56,700)	$(113,139)	$(4,163)
Net loss	—	—	—	(102,167)	—	—	—
Stock issuances under employee plans	220	22	197	—	—	—	—
Other issuances of common stock	107	10	1,720	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	(1,731)	—	—	—	—
Cash dividends declared, $0.065 per common share	—	—	—	(3,807)	—	—	—
Forfeitures and compensation expense related to stock awards	(255)	(25)	(4,114)	—	—	—	—
Pension liability adjustment	—	—	—	—	1,733	—	—
Foreign currency translation adjustment	—	—	—	—	—	(15,245)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(6,140)
Balance, at April 5, 2020	58,488	$5,849	$246,378	$180,082	$(54,967)	$(128,384)	$(10,303)
Net income	—	—	—	4,709	—	—	—
Stock issuances under employee plans	12	1	(1)	—	—	—	—
Other issuances of common stock	70	7	2,294	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	(2,300)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(585)	—	—	—
Forfeitures and compensation expense related to stock awards	(26)	(3)	(48)	—	—	—	—
Pension liability adjustment	—	—	—	—	(342)	—	—
Foreign currency translation adjustment	—	—	—	—	—	16,160	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(351)
Balance, at July 5, 2020	58,544	$5,854	$246,323	$184,206	$(55,309)	$(112,224)	$(10,654)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(In thousands)
Balance, at December 30, 2018	59,508	$5,951	$270,269	$222,214	$(43,610)	$(101,487)	$1,326
Net income	—	—	—	7,059	—	—	—
Stock issuances under employee plans	509	51	379	—	—	—	—
Other issuances of common stock	224	22	3,900	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	(3,922)	—	—	—	—
Cash dividends declared, $0.065 per common share	—	—	—	(3,900)	—	—	—
Forfeitures and compensation expense related to stock awards	(225)	(22)	29	—	—	—	—
Pension liability adjustment	—	—	—	—	(91)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(5,203)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(3,306)
Balance, at March 31, 2019	60,016	$6,002	$270,655	$225,373	$(43,701)	$(106,690)	$(1,980)
Net income	—	—	—	29,499	—	—	—
Stock issuances under employee plans	2	—	6	—	—	—	—
Other issuances of common stock	(1)	—	—	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	52	—	—	—	—
Cash dividends declared, $0.065 per common share	—	—	—	(3,863)	—	—	—
Forfeitures and compensation expense related to stock awards	(28)	(3)	1,506	—	—	—	—
Share repurchases	(1,556)	(156)	(24,998)	—	—	—	—
Pension liability adjustment	—	—	—	—	829	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,249	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(4,667)
Balance, at June 30, 2019	58,433	$5,843	$247,221	$251,009	$(42,872)	$(102,441)	$(6,647)

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
All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first six months of 2020 or 2019.
As of July 5, 2020, there were 20,000 stock options outstanding and exercisable, at an average exercise price of $12.43 per share. There were no stock options granted in the first six months of 2020 or 2019. There were 7,500 stock options exercised and no stock options forfeited in the first six months of 2020. There were 10,000 stock options exercised in the first six months of 2019 and 5,000 stock option forfeitures during those six months. The outstanding and exercisable stock options had no intrinsic value as of July 5, 2020.

Restricted Stock Awards
During the six months ended July 5, 2020 and June 30, 2019, the Company granted restricted stock awards for 308,100 and 224,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.
Compensation expense (benefit) related to restricted stock grants was $(0.2) million and $1.5 million for the six months ended July 5, 2020, and June 30, 2019, respectively. The Company has reduced its expense for restricted stock forfeited during the period.
The following table summarizes restricted stock outstanding as of July 5, 2020, as well as activity during the six months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	468,200	$28.63
Granted	308,100	13.08
Vested	(162,100)	19.22
Forfeited or canceled	(153,700)	19.67
Outstanding at July 5, 2020	460,500	$24.53

As of July 5, 2020, the unrecognized total compensation cost related to unvested restricted stock was $4.7 million. That cost is expected to be recognized by the end of 2023.
Performance Share Awards
During the six months ended July 5, 2020 and June 30, 2019, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.
The following table summarizes the performance shares outstanding as of July 5, 2020, as well as the activity during the six months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	512,000	$19.71
Granted	263,700	15.36
Vested	(164,300)	19.74
Forfeited or canceled	(192,000)	19.67
Outstanding at July 5, 2020	419,400	$16.99

Compensation expense (benefit) related to the performance shares was $(2.0) million and $3.3 million for the six months ended July 5, 2020 and June 30, 2019, respectively. The Company has reduced its expense for performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $7.0 million as of July 5, 2020. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2023.
Tax expense recognized with regard to restricted stock and performance shares was approximately $0.5 million for the six months ended July 5, 2020.

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
We record a right-of-use asset and lease liability for leases extending beyond one year for operating and finance leases once a contract that contains a lease is executed and we have the right to control the use of the leased asset. The right-of-use asset is measured as the present value of the lease obligation. The discount rate used to calculate the present value of the lease liability was the Company’s incremental borrowing rate for the applicable geographical region.
As of July 5, 2020, there were no significant right-of-use assets and lease obligations from leases that had not commenced as of the end of the second quarter.
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to our leases as of July 5, 2020 and December 29, 2019:

	July 5, 2020		December 29, 2019
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In thousands)
Operating lease right-of-use assets	$100,091		$107,044

Current portion of operating lease liabilities	$14,124		$15,914
Operating lease liabilities	86,716		91,829
Total operating lease liabilities	$100,840		$107,743

Property and equipment		$4,954		$5,007

Accrued expenses		$1,455		$1,489
Other long-term liabilities		1,485		1,673
Total finance lease liabilities		$2,940		$3,162

Lease Costs

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
Lease cost	(In thousands)
Finance lease cost:
Amortization of right-of-use assets	$335	$278	$635	$424
Interest on lease liabilities	16	11	34	19
Operating lease cost	6,759	5,930	12,981	11,601
Short-term lease cost	166	408	341	1,146
Variable lease cost	924	613	1,570	758
Total lease cost	$8,200	$7,240	$15,561	$13,948

Other supplemental information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$16	$11	$34	$19
Operating cash flows from operating leases	5,569	5,395	11,450	10,505
Financing cash flows from finance leases	411	271	810	517
Right-of-use assets obtained in exchange for new finance lease liabilities	340	551	553	551
Right-of-use assets obtained in exchange for new operating lease liabilities	3,088	4,069	4,065	6,536

Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of July 5, 2020 and December 29, 2019:

	July 5, 2020	December 29, 2019
Weighted-average remaining lease term – finance leases (in years)	2.70	2.76
Weighted-average remaining lease term – operating leases (in years)	10.62	10.60
Weighted-average discount rate – finance leases	2.37%	2.06%
Weighted-average discount rate – operating leases	5.93%	5.86%

Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(In thousands)
2020 (excluding the six months ended July 5, 2020)	$10,334	$816
2021	17,476	1,063
2022	14,369	619
2023	11,850	400
2024	10,120	141
Thereafter	75,880	—
Total future minimum lease payments (undiscounted)	140,029	3,039
Less: Present value discount	(39,189)	(99)
Total lease liability	$100,840	$2,940

Policy Elections
We made an accounting policy election not to separate lease and non-lease components for all asset classes, except for data center assets, and will account for the lease payments as a single component. We also made an accounting policy election to exclude leases with an initial term of 12 months or less from the calculation of the right-of-use asset and lease liability recorded on the consolidated condensed balance sheets. These leases primarily represent month-to-month operating leases for vehicles and office equipment where we were reasonably certain that we would not elect an option to extend the lease.

NOTE 9 – EMPLOYEE BENEFIT PLANS
On December 31, 2019, a plan amendment was executed to eliminate future service accruals in the Dutch defined benefit plan, resulting in a curtailment of the plan. This plan remains in existence and will continue to pay vested benefits. Active participants will no longer accrue benefits after December 31, 2019, and instead will participate in an industry-wide multi-employer plan beginning in fiscal year 2020. During the three and six months ended July 5, 2020, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $1.3 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and six months ended July 5, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plans (Europe)	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Service cost	$—	$184	$—	$369
Interest cost	870	1,266	1,761	2,547
Expected return on assets	(1,038)	(1,428)	(2,102)	(2,873)
Amortization of prior service cost	26	16	52	32
Amortization of net actuarial losses	320	249	646	502
Net periodic benefit cost	$178	$287	$357	$577

	Three Months Ended		Six Months Ended
Salary Continuation Plan	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Interest cost	$235	$289	$469	$577
Amortization of net actuarial losses	139	93	279	187
Net periodic benefit cost	$374	$382	$748	$764

	Three Months Ended		Six Months Ended
nora Defined Benefit Plan	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Service cost	$259	$216	$517	$433
Interest cost	110	171	221	345
Amortization of net actuarial losses	110	—	110	—
Net periodic benefit cost	$479	$387	$848	$778

In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within Operating Income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense in the consolidated condensed statements of operations.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS
During the first quarter of 2020, we performed a qualitative assessment of goodwill impairment indicators, considering macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income. We expect that the duration of the COVID-19 pandemic and its adverse impacts on the global economy, global travel restrictions, COVID-19 related government shutdowns, disruptions to our supply chain, distribution disruption, and disruption to our customers’ plans to spend capital on projects that use our products and services will result in lower revenue and operating income. As a result, we determined that there were indicators of impairment, and the Company proceeded with a quantitative assessment of goodwill for all reporting units at the end of the first quarter.
In performing the first quarter quantitative goodwill impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. Our reporting units are one level below our reporting segment level. In preparing the valuations, past, present and future expectations of performance were considered, including the impact of the COVID-19 pandemic. This methodology was consistent with the approach used to perform the annual quantitative goodwill assessment in prior years. The weighted average cost of capital used in the goodwill impairment testing ranged between 10.0% and 10.5%, which primarily fluctuated based on a country risk premium assigned to the geographical region of the reporting unit. There is inherent uncertainty associated with key assumptions used in our impairment testing including the duration of the economic downturn associated with the COVID-19 pandemic and the recovery period. As a result of the first quarter assessment, we determined that the fair value for two reporting units was less than the carrying value and recognized a goodwill impairment loss of $116.5 million in the first quarter of 2020. The expected decline in revenue due to the impact of COVID-19 contributed to the lower fair value of our Europe and Asia-Pacific reporting units. As such, the goodwill impairment loss was allocated to our Europe and Asia-Pacific reporting units in the amounts of $99.2 million and $17.3 million, respectively. We determined that the goodwill in our Americas reporting unit was not impaired as the fair value exceeded the carrying value by more than 90% at April 5, 2020. There were no indicators of additional goodwill impairment as of July 5, 2020.
The changes in the carrying amounts of goodwill for the six months ended July 5, 2020 are as follows:

BALANCE, AT DECEMBER 30, 2019	ACQUISITIONS	PURCHASE PRICE ACCOUNTING ADJUSTMENTS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE, AT JULY 5, 2020
(In thousands)
$257,439	$—	$—	$(116,495)	$3,121	$144,065

Additionally, we determined that the trademarks and trade names intangible assets related to the acquired nora business were also impaired and recognized an impairment loss of $4.8 million in the first quarter of 2020. The carrying value of intangible assets after the impairment was $82.7 million at July 5, 2020. There were no indicators of additional intangible asset impairment as of the end of the second quarter of 2020.

NOTE 11 – SEGMENT INFORMATION
Based on applicable accounting standards, the Company has determined that it has three operating segments – namely, the Americas, Europe and Asia-Pacific geographic regions. Pursuant to accounting standards, the Company has aggregated the three operating segments into one reportable segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment.
While the Company operates as one reportable segment for the reasons discussed, included below is selected information on our operating segments.
Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(In thousands)
Three Months Ended July 5, 2020:
Net Sales	$151,222	$71,874	$36,408	$259,504
Depreciation and amortization	3,009	4,417	1,919	9,345
Total assets	685,080	536,782	172,737	1,394,599

Three Months Ended June 30, 2019:
Net Sales	$207,250	$95,665	$54,592	$357,507
Depreciation and amortization	3,300	4,651	2,108	10,059

Six Months Ended July 5, 2020:
Net Sales	$309,313	$166,564	$71,796	$547,673
Depreciation and amortization	6,069	8,858	3,937	18,864

Six Months Ended June 30, 2019:
Net Sales	$367,876	$188,715	$98,604	$655,195
Depreciation and amortization	6,551	9,331	4,240	20,122

A reconciliation of the Company’s total operating segment depreciation and amortization and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Six Months Ended
Depreciation and Amortization	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Total segment depreciation and amortization	$9,345	$10,059	$18,864	$20,122
Corporate depreciation and amortization	1,463	1,295	2,884	2,576
Reported depreciation and amortization	$10,808	$11,354	$21,748	$22,698

Assets	July 5, 2020
(In thousands)
Total segment assets	$1,394,599
Corporate assets	134,082
Eliminations	(227,713)
Reported total assets	$1,300,968

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $11.1 million and $12.0 million for the six months ended July 5, 2020 and June 30, 2019, respectively. Income tax payments, net of refunds, amounted to $6.9 million and $16.4 million for the six months ended July 5, 2020 and June 30, 2019, respectively.
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
During the six months ended July 5, 2020, the Company recorded a total income tax provision of $4.1 million on a pre-tax loss of $93.3 million resulting in an effective tax rate of (4.4)%. The effective tax rate for this period was primarily impacted by a non-deductible goodwill impairment. Excluding the impact of the goodwill impairment, the effective tax rate was 17.8% for the period compared to 17.6% during the six months ended June 30, 2019. The increase in the effective tax rate, excluding the goodwill impairment, was due to unfavorable changes related to company-owned life insurance and unrecognized tax benefits, which were offset by the favorable impacts of amending prior year tax returns.
In the first six months of 2020, the Company decreased its liability for unrecognized tax benefits by $0.4 million. As of July 5, 2020, the Company had accrued approximately $25.1 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of July 5, 2020 reflects a reduction for $2.8 million of these unrecognized tax benefits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, it is reasonably possible that approximately $14.7 million of unrecognized tax benefits may be recognized within the next 12 months due to a lapse of statute of limitations.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the COVID-19 pandemic and provides certain tax relief to businesses. Tax provisions of the CARES Act include, among other things, the deferral of certain payroll taxes, relief for retaining employees, and certain income tax provisions for corporations. During the six months ended July 5, 2020, the Company deferred approximately $1.4 million in payroll taxes under the CARES Act. Other than the deferral of payroll taxes, the CARES Act did not have an impact on the Company’s tax accounts, including its effective tax rate, during the six months ended July 5, 2020. The Company expects it will defer approximately $4.0 million in payroll taxes under the CARES Act during fiscal year 2020 which will result in a corresponding increase in its payroll tax accrual. The CARES Act and other similar foreign government support programs are not expected to have a material impact on the Company’s tax accounts during the year.

NOTE 14 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”) to the consolidated condensed statements of operations during the three and six months ended July 5, 2020 and June 30, 2019 are reflected in the tables below:

		Three Months Ended
	Statement of Operations Location	July 5, 2020	June 30, 2019
		(In thousands)
Interest rate swap contracts gain (loss)	Interest expense	$(1,124)	$156
Amortization of benefit plan prior service cost and net actuarial losses	Other expense	(595)	(358)
Total loss reclassified from AOCI, net		$(1,719)	$(202)

		Six Months Ended
	Statement of Operations Location	July 5, 2020	June 30, 2019
		(In thousands)
Interest rate swap contracts gain (loss)	Interest expense	$(1,616)	$295
Amortization of benefit plan prior service cost and net actuarial losses	Other expense	(1,087)	(721)
Total loss reclassified from AOCI, net		$(2,703)	$(426)

NOTE 15 – RESTRUCTURING CHARGES
For the six months ended July 5, 2020, the Company recorded a reduction of $1.3 million of previously recognized restructuring charges due to changes in expected cash payments. At July 5, 2020, the total restructuring reserve was $6.8 million for both the 2019 and 2018 restructuring plans. Below is a discussion of the restructuring plan activities by year.
2019 Restructuring Plan
On December 23, 2019, the Company committed to a new restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involved a reduction of approximately 105 employees and early termination of two office leases. As a result of this plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2019 of approximately $9.0 million. The charge was comprised of severance expenses ($8.8 million) and lease exit costs ($0.2 million).
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
A reconciliation of the 2019 plan restructuring reserve is presented below:

	BALANCE, AT DECEMBER 30, 2019	DEDUCTIONS 2020	CHARGED TO EXPENSES 2020	BALANCE, AT JULY 5, 2020
	(In thousands)
Workforce Reduction	$8,634	$(1,996)	$(353)	$6,285
Other Exit Costs	139	—	—	139
Total	$8,773	$(1,996)	$(353)	$6,424

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
The restructuring plan was substantially completed at the end of the second quarter of 2020. The Company redeployed essentially all of the anticipated savings toward the funding of sales and strategic growth initiatives, yielding negligible net savings on the Company’s income statement.
A reconciliation of the 2018 plan restructuring reserve is presented below:

	BALANCE, AT DECEMBER 30, 2019	DEDUCTIONS 2020	CHARGED TO EXPENSES 2020	BALANCE, AT JULY 5, 2020
	(In thousands)
Workforce Reduction	$1,898	$(1,385)	$(223)	$290
Other Exit Costs	774	—	(699)	75
Total	$2,672	$(1,385)	$(922)	$365

NOTE 16 – SUBSEQUENT EVENTS
Cost Reducing Initiatives and Related Charges
As we continue to monitor the impact of COVID-19 and mitigate its effects to our operations, the Company expects to continue to pursue a variety of cost reducing initiatives including but not limited to voluntary incentive separation programs, temporary employee furloughs and other time-and-pay reduction programs, applications to participate in various government sponsored “wage support” programs, involuntary separations where necessary to streamline roles and responsibilities, potential facility closures to streamline operations, and various other cost reducing and cost avoidance activities.
Syndicated Credit Facility
On July 15, 2020, the Company entered into a second amendment to its Syndicated Credit Facility (the “Facility”). This amendment, among other changes, provides for the following: (1) amends the consolidated net leverage ratio covenant making it less restrictive for a period of seven consecutive fiscal quarters beginning with the third quarter of fiscal year 2020 through the first quarter of fiscal year 2022 (the “Relief Period”); (2) amends the pricing grid used to determine interest rate margins on outstanding loans as well as the commitment fee on the unused portion of the Facility to include additional consolidated net leverage ratio levels with increased pricing at higher levels of leverage; (3) amends interest rate provisions to provide for interest rate floors, as applicable, on certain tranches of term loans outstanding; and (4) provides temporary restrictions during the Relief Period on the Company’s ability to make acquisitions, pay dividends, repurchase shares, or enter into new credit facilities without lender consent. The Company incurred approximately $1.5 million in debt issuance costs to execute this amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, July 5, 2020, and the comparable periods of 2019 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The six month period ended July 5, 2020 includes 27 weeks, and the six month period ended June 30, 2019 includes 26 weeks. The three month periods ended July 5, 2020 and June 30, 2019 both include 13 weeks.
Forward-Looking Statements
This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with the ongoing COVID-19 pandemic and the economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019, as supplemented by the additional risk factors included in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 5, 2020. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Impact of the COVID-19 Pandemic
The World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic has had material adverse effects on our business, results of operations, and financial condition, and it is anticipated that this will continue for an indefinite period of time. The duration of the pandemic will ultimately determine the extent to which our operations are impacted. We continue to monitor our operations and have implemented various programs to mitigate the effects on our business including reductions in employees, labor costs, marketing expenses, consulting expenses, travel costs, various other costs, and capital expenditures, as well as suspending and reducing shifts in our production facilities, temporarily furloughing employees, and implementing other cost reduction or avoidance initiatives.
During the second quarter of 2020, the COVID-19 pandemic continued to impact our global operations, resulting in lower revenue across all geographic regions. For the three months ended July 5, 2020, consolidated net sales declined 27.4% compared to the same period last year. As discussed above, the Company implemented, and continues to implement, various cost cutting initiatives to mitigate the effects of COVID-19 on our operations. During the three months ended July 5, 2020, the Company recorded $2.9 million of voluntary and involuntary severance costs, which are included in selling, general and administrative expenses in the Consolidated Condensed Statements of Operations. We anticipate future annualized savings of approximately $7 million as a result of these separation initiatives.
As a result of the COVID-19 pandemic, government grants and payroll protection programs are available globally to provide assistance to companies impacted by the pandemic. The CARES Act enacted in the United States (see Note 13 entitled “Income Taxes” of Part I, Item 1 of this 10-Q for additional information) and a payroll protection program enacted in the Netherlands (the “NOW Program”), provide benefits related to payroll costs either as reimbursements, lower payroll tax rates or deferral of payroll tax payments. The NOW Program provides eligible companies with reimbursement of labor costs as an incentive to retain employees on the payroll. During the second quarter of 2020, the Company qualified for benefits under several payroll protection programs and recognized a reduction in payroll costs of approximately $3.8 million during the quarter, which are recorded as a reduction of selling, general and administrative expenses in the Consolidated Condensed Statements of Operations, as the Company believes it is likely that the benefits received will not be repaid.
The COVID-19 pandemic had less of an impact on our global operations for the first six months of 2020 (as compared with the impact on the second quarter of 2020), as the effects of the pandemic did not begin to impact our business substantially until the end of the first quarter. For the first six months of 2020, consolidated net sales declined 16.4% compared to the same period last year primarily due to COVID-19. Due to reduced demand and to enhance employee safety measures, we temporarily suspended production in our U.S. manufacturing facilities from March 18, 2020 to March 23, 2020, and then again from April 6, 2020 to April 13, 2020. We also substantially reduced production in our Craigavon, UK facility beginning on April 20, 2020 through the end of the second quarter, and our Thailand, China, and Australia plants are operating in reduced shifts in light of reduced demand. During the first quarter of 2020, our Asia-Pacific region was primarily impacted by COVID-19 due to government shutdowns in China and the temporary closure of our China plant in late January 2020 to February 9, 2020. In addition, almost all of our salesforce and administrative employees globally continue to work remotely in accordance with local government orders and “shelter in place” directives.
General
During the quarter ended July 5, 2020, net sales were $259.5 million compared with net sales of $357.5 million in the second quarter last year. During the first six months ended July 5, 2020, net sales were $547.7 million, compared with net sales of $655.2 million in the first six months of last year. The second quarter and first half of 2020 were negatively impacted by the effects of the COVID-19 pandemic as discussed above. Fluctuations in currency exchange rates had a negative impact of approximately $2.8 million for the second quarter of 2020 and a negative impact of approximately $7.5 million for the six month period of 2020 compared to the three and six month periods of 2019, mostly driven by the weakening of the Euro, British Pound sterling and the Australian dollar against the U.S. dollar.
Goodwill, Intangible Asset and Fixed Asset Impairment
During the first quarter of 2020, we recognized a charge of $121.3 million for the impairment of goodwill and certain intangible assets. See Note 10 entitled “Goodwill and Intangible Assets” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. No additional goodwill or intangible asset impairment charges were recorded during the second quarter. During the second quarter of 2020, we recognized fixed asset impairment charges of $3.1 million related to certain FLOR design center closures and other projects that were abandoned or indefinitely delayed. These charges are included in selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.

Results of Operations
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three and six month periods ended July 5, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	60.6	61.4	60.7
Gross profit on sales	37.5	39.4	38.6	39.3
Selling, general and administrative expenses	30.9	27.4	30.6	30.2
Restructuring charges	(0.1)	—	(0.2)	—
Goodwill and intangible asset impairment charge	—	—	22.1	—
Operating income (loss)	6.7	12.0	(13.9)	9.1
Interest/Other expenses	3.9	2.0	3.1	2.3
Income (loss) before tax expense	2.8	10.0	(17.0)	6.8
Income tax expense	1.0	1.8	0.8	1.2
Net income (loss)	1.8%	8.2%	(17.8)%	5.6%
Net Sales
Below is information regarding our net sales, and analysis of those results, for the three and six month periods ended July 5, 2020, and June 30, 2019:

	Three Months Ended		Percentage Change
	July 5, 2020	June 30, 2019
	(In thousands)
Net Sales:
Americas	$151,222	$207,250	(27.0)%
Europe	71,874	95,665	(24.9)%
Asia-Pacific	36,408	54,592	(33.3)%
Total Net Sales	$259,504	$357,507	(27.4)%

	Six Months Ended		Percentage Change
	July 5, 2020	June 30, 2019
	(In thousands)
Net Sales:
Americas	$309,313	$367,876	(15.9)%
Europe	166,564	188,715	(11.7)%
Asia-Pacific	71,796	98,604	(27.2)%
Total Net Sales	$547,673	$655,195	(16.4)%

For the quarter ended July 5, 2020, net sales decreased $98.0 million (27.4%) versus the comparable period in 2019. The sales decline was primarily due to the impact of the COVID-19 pandemic as discussed above. Currency fluctuations had an approximately $2.8 million (0.8%) negative impact on second quarter 2020 sales compared to the second quarter of 2019. This currency impact was mostly due to the weakening of the Euro, British Pound sterling, Chinese Renminbi, and Australian dollar against the U.S. dollar. On a geographic basis, net sales in the Americas decreased 27.0%, Europe decreased 24.9% and Asia-Pacific decreased 33.3%. The sales decreases across all geographic regions were, as discussed above, due to the impacts of COVID-19, resulting in lower sales globally. The sales decrease in the Americas was most significant in the corporate, retail, leisure and transportation market segments, partially offset by increases in the hospitality and residential/living market segments. On a market segment basis, the sales decrease in Europe was most significant in the corporate, retail, hospitality and residential/living market segments, partially offset by increases in the healthcare and leisure market segments. The sales decrease in Europe was also negatively impacted by the weakening of the Euro. On a market segment basis, the sales decrease in Asia-Pacific was most significant in the corporate, retail, healthcare, public buildings and hospitality market segments partially offset by increases in the residential/living market segment. The sales decrease in Asia-Pacific was also impacted by the weakening of the Australian dollar.
For the six months ended July 5, 2020, net sales decreased $107.5 million (16.4%) versus the comparable period in 2019. The sales decline was primarily due to the impact of the COVID-19 pandemic, as discussed above, more pronounced in the second quarter as the effects of the pandemic did not begin to impact our business substantially until the end of the first quarter. Currency fluctuations had an approximately $7.5 million (1.1%) negative impact on net sales for the first six months of 2020 compared to the first six months of 2019. This currency impact was mostly due to the weakening of the Euro, British Pound sterling, Chinese Renminbi, and Australian dollar against the U.S. dollar. On a geographic basis, net sales for the first six months of 2020 in the Americas decreased 15.9%, Europe decreased 11.7% and Asia-Pacific decreased 27.2%. The sales decreases across all geographic regions were, as discussed above, due to the impacts of COVID-19, resulting in lower sales globally. The sales decrease in the Americas was seen in the corporate, retail, and leisure market segments, partially offset by increases in the hospitality and residential/living market segments. On a market segment basis, the sales decrease in Europe was most significant in the corporate, retail, public buildings, residential/living and hospitality market segments, partially offset by increases in the leisure and transportation market segments. The sales decrease in Europe was also impacted by the weakening of the Euro. The sales decrease in the Asia-Pacific region was impacted by COVID-19 shutdowns and the weakening of the Chinese Renminbi and Australian dollar. On a market segment basis, the sales decrease in Asia-Pacific was most significant in the corporate, retail, healthcare, public buildings and transportation market segments partially offset by increases in the residential/living market segment.
Cost and Expenses
The following tables present our overall cost of sales and selling, general and administrative expenses for the three and six month periods ended July 5, 2020, and June 30, 2019:

	Three Months Ended		Percentage Change
	July 5, 2020	June 30, 2019
	(In thousands)
Cost of sales	$162,210	$216,777	(25.2)%
Selling, general and administrative expenses	80,058	97,838	(18.2)%

	Six Months Ended		Percentage Change
	July 5, 2020	June 30, 2019
	(In thousands)
Cost of sales	$336,068	$397,943	(15.5)%
Selling, general and administrative expenses	167,741	197,973	(15.3)%
For the quarter ended July 5, 2020, cost of sales decreased $54.6 million (25.2%) compared to the second quarter of 2019, primarily due to lower net sales. Cost of sales also includes the amortization of acquired intangible assets of $1.3 million for each of the second quarters of 2020 and 2019, respectively. Currency translation had an approximately $2.0 million (0.9%) positive impact on the year-over-year comparison. As a percentage of net sales, our cost of sales increased to 62.5% for the second quarter of 2020 versus 60.6% for the second quarter of 2019.

For the six months ended July 5, 2020, cost of sales decreased $61.9 million (15.5%) compared to the first six months of 2019, primarily due to lower net sales. Cost of sales also includes the amortization of acquired intangible assets of $2.6 million and $3.2 million for the first six months of 2020 and 2019, respectively. Currency translation had an approximately $5.3 million (1.3%) positive impact on the year-over-year comparison. As a percentage of net sales, our cost of sales increased to 61.4% for the first six months of 2020 versus 60.7% for the first six months of 2019.
For the quarter ended July 5, 2020, selling, general and administrative (“SG&A”) expenses decreased $17.8 million (18.2%) versus the comparable period in 2019. Currency translation had a $0.5 million (0.5%) positive impact on the year-over-year comparison. SG&A expenses were lower for the second quarter of 2020 primarily due to (1) lower selling expenses of $16.1 million due to lower net sales, (2) $3.8 million of payroll protection credits, and (3) lower overall payroll costs due to lower performance-based incentive compensation as well as the impact of voluntary and involuntary employee separations and furloughs, which were partially offset by $2.9 million of severance expenses recorded during the quarter. As a percentage of sales, SG&A expenses increased to 30.9% for the second quarter of 2020 versus 27.4% for the second quarter of 2019.
For the six months ended July 5, 2020, SG&A expenses decreased $30.2 million (15.3%) versus the comparable period in 2019. Currency translation had a $1.4 million (0.7%) positive impact on the year-over-year comparison. SG&A expenses were lower for the first six months of 2020 primarily due to (1) lower selling expenses of $23.7 million due to lower net sales, (2) lower stock compensation expense of $7.0 million, (3) $3.8 million of payroll protection credits, and (4) lower overall payroll costs as discussed above. As a percentage of sales, SG&A expenses increased to 30.6% for the first six months of 2020 versus 30.2% for the first six months of 2019.
Other Expense
Other expenses increased $4.8 million and $5.3 million during the three and six months ended July 5, 2020, respectively, compared to 2019 primarily due to a $4.2 million write-down of damaged raw material inventory as a result of a fire at a storage facility.
Interest Expense
For the quarter ended July 5, 2020, interest expense decreased $1.8 million, from $6.8 million in the comparable period last year to $5.0 million, primarily due to lower interest rates. For the six months ended July 5, 2020, interest expense decreased $3.0 million, from $13.6 million in the comparable period last year to $10.6 million, primarily due to lower interest rates.

Liquidity and Capital Resources
General
At July 5, 2020, we had $91.8 million in cash. At that date, we had $566.8 million in term loan borrowing, $58.8 million of revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Syndicated Credit Facility. As of July 5, 2020, we had additional borrowing capacity of $239.6 million under the Syndicated Credit Facility and $9.5 million of borrowing capacity under other credit facilities in place at other non-U.S. subsidiaries. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months.
Amendment of Credit Facility Due to COVID-19 Impact
On July 15, 2020, we entered into a second amendment to our Syndicated Credit Facility. See Note 16 entitled “Subsequent Events” within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Analysis of Cash Flows
The following table presents a summary of cash flows for the six-month periods ended July 5, 2020 and June 30, 2019, respectively:

	Six Months Ended
	July 5, 2020	June 30, 2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$32,427	$20,432
Investing activities	(35,694)	(34,893)
Financing activities	15,624	17,209
Effect of exchange rate changes on cash	(1,814)	519
Net change in cash and cash equivalents	10,543	3,267
Cash and cash equivalents at beginning of period	81,301	80,989
Cash and cash equivalents at end of period	$91,844	$84,256
Cash provided by operating activities was $32.4 million for the six months ended July 5, 2020, which represents an increase of $12.0 million from the prior year comparable period. The increase was primarily due to working capital changes, specifically an increase in account receivable collections offset by the change to accounts payable and accrued expenses.
Cash used in investing activities was $35.7 million for the six months ended July 5, 2020 which represents an increase of $0.8 million from the prior year comparable period. The increase was primarily due to an increase in capital expenditures from the prior year comparable period.
Cash provided by financing activities was $15.6 million for the six months ended July 5, 2020 which represents a decrease of $1.6 million from the prior year comparable period. The decrease was primarily due to higher repayments of revolving loan borrowings.
Purchase Obligations
We have outstanding purchase obligations of $9.7 million related to expanding our manufacturing capabilities, which we expect to fund during the remainder of 2020.

Forward-Looking Statement on Impact of COVID-19
While we are aggressively managing our response to the COVID-19 pandemic, its impacts on our full year fiscal 2020 results and beyond are uncertain. We believe the most significant elements of uncertainty are (1) the intensity and duration of the impact on construction, renovation, and remodeling; (2) corporate, government, and consumer spending levels and sentiment; and (3) the ability of our sales channels, supply chain, manufacturing, and distribution partners to continue operating through disruptions. Any or all of these factors could negatively impact our financial position, results of operations, cash flows, and outlook. As the impact of the COVID-19 pandemic continues to affect companies with global operations, we anticipate that our business and results in the third quarter of 2020 will continue to be adversely affected, and the timeline and pace of recovery is uncertain. While we are unable to predict with certainty, we anticipate continued year-over-year declines in revenue and operating income in the third and fourth quarters of fiscal year 2020, and perhaps during quarterly periods thereafter.
The Company has implemented several cost reduction and avoidance initiatives to align with anticipated customer demand, including a voluntary employee separation program, temporary employee furloughs and other time-and-pay reduction programs, involuntary employee separations where necessary to streamline roles and responsibilities, and various other cost reducing initiatives. The Company has also suspended merit-based salary increases, as well as its 401(k) and Non-Qualified Savings Plan (NSP) matching contributions, and will benefit from lower than originally anticipated performance-based compensation and variable compensation for 2020. In addition, the Company has reduced its capital spending plans.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including the uncertainty of COVID-19 and its impact on global operations, raw material availability and cost, demand for our products, and other factors described in “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Backlog
As of July 26, 2020, the consolidated backlog of orders was approximately $193.1 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, backlog was approximately $177.8 million as of February 9, 2020. Disruptions in supply and distribution chains, global travel restrictions and government shelter in place orders due to the impact of COVID-19 have resulted in delays of construction projects and flooring installations in many regions worldwide.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the six months ended July 5, 2020, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of July 5, 2020, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $11.8 million or an increase in the fair value of our financial instruments of $14.4 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.
As of July 5, 2020, a 100 basis point decrease in interest rates would result in an increase in the recorded liability of our interest rate swaps of approximately $5.2 million while a 100 basis point increase in interest rates would result in a decrease in the recorded liability of our interest rate swaps of approximately $6.3 million.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 29, 2019, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 5, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended July 5, 2020:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 6 - May 3, 2020(2) (3)	19,867	$10.50	—	$—
May 4 - May 31, 2020(2)	428	9.02	—	—
June 1 - July 5, 2020(2)	292	8.50	—	—
Total	20,587	$10.44	—	$—
(1) The monthly periods identified above correspond to the Company’s fiscal second quarter of 2020, which commenced April 6, 2020 and ended July 5, 2020.
(2) Includes shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.
(3) Includes 6,741 shares withheld that vested during the first quarter of 2020 at the average share price in effect at that time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed with this report:

EXHIBIT NUMBER
10.1	Seventh Amendment to the Interface Inc, Nonqualified Savings Plan II.
10.2
Interface, Inc. 2020 Omnibus Stock Incentive Plan (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 28, 2020, previously filed with the Commission and incorporated herein by reference).

10.3
Second Amendment to Second Amended and Restated Syndicated Facility Agreement dated July 15, 2020 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2020, previously filed with the Commission and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 5, 2020, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 11, 2020	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)