Form 10-Q
period 2020-10-04
INTERFACE INC
filed 2020-11-09
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended October 04, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Shares outstanding of each of the registrant’s classes of common stock at November 5, 2020:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,669,430

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	OCTOBER 4, 2020	DECEMBER 29, 2019
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$103,719	$81,301
Accounts receivable, net	132,592	177,482
Inventories, net	247,494	253,584
Prepaid expenses and other current assets	31,241	35,768
Total current assets	515,046	548,135
Property and equipment, net	346,592	324,585
Operating lease right-of-use assets	99,815	107,044
Deferred tax asset	23,818	19,683
Goodwill and intangibles, net	240,118	346,474
Other assets	80,386	77,128

Total assets	$1,305,775	$1,423,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$63,781	$75,687
Accrued expenses	135,772	140,652
Current portion of operating lease liabilities	14,015	15,914
Current portion of long-term debt	31,239	31,022
Total current liabilities	244,807	263,275
Long-term debt	548,827	565,178
Operating lease liabilities	87,276	91,829
Deferred income taxes	33,378	35,550
Other long-term liabilities	104,467	99,015

Total liabilities	1,018,755	1,054,847

Commitments and contingencies

Shareholders’ equity
Preferred stock	—	—
Common stock	5,867	5,842
Additional paid-in capital	247,012	250,306
Retained earnings	189,533	286,056
Accumulated other comprehensive loss – foreign currency translation	(88,822)	(113,139)
Accumulated other comprehensive loss – cash flow hedge	(9,790)	(4,163)
Accumulated other comprehensive loss – pension liability	(56,780)	(56,700)

Total shareholders’ equity	287,020	368,202

Total liabilities and shareholders’ equity	$1,305,775	$1,423,049
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 4, 2020	SEPTEMBER 29, 2019	OCTOBER 4, 2020	SEPTEMBER 29, 2019
NET SALES	$278,642	$348,352	$826,315	$1,003,547
Cost of Sales	176,480	210,608	512,548	608,551
GROSS PROFIT ON SALES	102,162	137,744	313,767	394,996

Selling, General and Administrative Expenses	88,161	93,396	255,902	291,369
Restructuring Charges	(1,881)	672	(3,156)	672
Goodwill and Intangible Asset Impairment Charge	—	—	121,258	—
OPERATING INCOME (LOSS)	15,882	43,676	(60,237)	102,955

Interest Expense	5,426	6,577	16,021	20,180
Other Expense	2,921	1,015	9,551	2,333

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	7,535	36,084	(85,809)	80,442
Income Tax Expense	1,622	9,874	5,736	17,674

NET INCOME (LOSS)	$5,913	$26,210	$(91,545)	$62,768

Earnings (Loss) Per Share – Basic	$0.10	$0.45	$(1.56)	$1.06

Earnings (Loss) Per Share – Diluted	$0.10	$0.45	$(1.56)	$1.06

Common Shares Outstanding – Basic	58,592	58,433	58,507	59,117
Common Shares Outstanding – Diluted	58,592	58,434	58,507	59,122
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 4, 2020	SEPTEMBER 29, 2019	OCTOBER 4, 2020	SEPTEMBER 29, 2019
Net Income (Loss)	$5,913	$26,210	$(91,545)	$62,768
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	23,402	(18,585)	24,317	(19,539)
Other Comprehensive Income (Loss), Cash Flow Hedge	864	(941)	(5,627)	(8,914)
Other Comprehensive Income (Loss), Pension Liability Adjustment	(1,471)	1,076	(80)	1,814
Comprehensive Income (Loss)	$28,708	$7,760	$(72,935)	$36,129
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED
	OCTOBER 4, 2020	SEPTEMBER 29, 2019
OPERATING ACTIVITIES:
Net income (loss)	$(91,545)	$62,768
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	33,480	33,578
Stock compensation amortization expense (benefit)	(1,416)	6,494
Deferred income taxes and other	(20,438)	(11,806)
Amortization of acquired intangible assets	4,030	4,581
Goodwill and intangible asset impairment	121,258	—
Working capital changes:
Accounts receivable	47,572	(928)
Inventories	13,203	(11,809)
Prepaid expenses and current assets	8,819	(4,481)
Accounts payable and accrued expenses	(17,695)	11,507

CASH PROVIDED BY OPERATING ACTIVITIES	97,268	89,904

INVESTING ACTIVITIES:
Capital expenditures	(46,884)	(53,881)
Other	(183)	85

CASH USED IN INVESTING ACTIVITIES	(47,067)	(53,796)

FINANCING ACTIVITIES:
Repayments of long-term debt	(114,022)	(65,416)
Borrowing of long-term debt	93,000	76,000
Tax withholding payments for share-based compensation	(1,505)	(3,278)
Proceeds from issuance of common stock	93	60
Debt issuance costs	(1,519)	—
Dividends paid	(4,978)	(11,561)
Repurchase of common stock	—	(25,154)
Finance lease payments	(1,252)	(808)

CASH USED IN FINANCING ACTIVITIES	(30,183)	(30,157)

Net cash provided by operating, investing and financing activities	20,018	5,951
Effect of exchange rate changes on cash	2,400	(1,728)

CASH AND CASH EQUIVALENTS:
Net change during the period	22,418	4,223
Balance at beginning of period	81,301	80,989

Balance at end of period	$103,719	$85,212
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
The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature unless otherwise disclosed. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 29, 2019, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).
The nine month period ended October 4, 2020 includes 40 weeks, and the nine month period ended September 29, 2019 includes 39 weeks. The three month periods ended October 4, 2020 and September 29, 2019 both include 13 weeks.
Risks and Uncertainties
The World Health Organization declared the COVID-19 outbreak a pandemic, and many companies have experienced disruptions in their operations. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that, except for the goodwill and intangible asset impairment discussed in Note 10 “Goodwill and Intangible Assets,” the decline in 2020 revenue, and its consequent impacts on production volume, operating income, net income, cash flows, and order rates, there were no other material adverse impacts on the Company’s results of operations and financial position at October 4, 2020. The Company’s primary credit facility has various financial and other covenants including, but not limited to, a covenant to not exceed a maximum net debt to EBITDA ratio, as defined by the credit facility agreement. On July 15, 2020, the Company amended its Syndicated Credit Facility; see Note 5 entitled “Long-Term Debt” for additional information. The full extent of the future impact of COVID-19 on the Company’s operations is uncertain. A prolonged COVID-19 pandemic may continue to have a material adverse impact on our operations, financial condition, and supply chains. It may negatively impact our ability to collect outstanding receivables, manage inventory, and service customers. The impact of COVID-19 could result in additional impairment losses related to goodwill, intangible assets, and property, plant and equipment.
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
COVID-19 Impact
We continue to monitor our operations and have implemented various programs to mitigate the effects of COVID-19 on our business including reductions in employee headcount, labor costs, marketing expenses, consulting spend, travel costs, various other costs, and capital expenditures, as well as suspending and reducing shifts in our production facilities, temporarily furloughing employees, and implementing other cost reduction or avoidance initiatives. Government grants and payroll protection programs are available globally to provide assistance to companies impacted by the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in the United States (see Note 13 entitled “Income Taxes” for additional information) and a payroll protection program enacted in the Netherlands (the “NOW Program”) provide benefits related to payroll costs either as reimbursements, lower payroll tax rates or deferral of payroll tax payments. The NOW Program provides eligible companies with reimbursement of labor costs as an incentive to retain employees on the payroll. During fiscal year 2020 year to date, the Company recognized benefits under several payroll protection programs as reductions to payroll costs.

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

	Three Months Ended September 29, 2019
Statement of Operations Line Item	As Reported	Reclassification	As Reclassified
	(In thousands)
Cost of Sales	$212,590	$(1,982)	$210,608
Selling, General and Administrative Expenses	91,414	1,982	93,396
Total	$304,004	$—	$304,004

	Nine Months Ended September 29, 2019
Statement of Operations Line Item	As Reported	Reclassification	As Reclassified
	(In thousands)
Cost of Sales	$613,797	$(5,246)	$608,551
Selling, General and Administrative Expenses	286,123	5,246	291,369
Total	$899,920	$—	$899,920
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

NOTE 2 – REVENUE RECOGNITION
Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue for both nine month periods ended October 4, 2020 and September 29, 2019. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material for both the 2020 and 2019 nine month periods.
Disaggregation of Revenue
For the nine months ended October 4, 2020 and September 29, 2019, revenue from the Company’s customers is broken down by geography as follows:

	Nine Months Ended
Geography	October 4, 2020	September 29, 2019
Americas	54.7%	56.2%
Europe	31.4%	29.4%
Asia-Pacific	13.9%	14.4%

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	October 4, 2020	December 29, 2019
	(In thousands)
Finished Goods	$170,576	$184,336
Work in Process	17,657	13,152
Raw Materials	59,261	56,096
Inventories, net	$247,494	$253,584

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

	Three Months Ended		Nine Months Ended
Earnings (Loss) Per Share	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Basic Earnings (Loss) Per Share:
Distributed Earnings	$0.01	$0.07	$0.09	$0.19
Undistributed Earnings (Loss)	0.09	0.38	(1.65)	0.87
Total	$0.10	$0.45	$(1.56)	$1.06

Diluted Earnings (Loss) Per Share:
Distributed Earnings	$0.01	$0.07	$0.09	$0.19
Undistributed Earnings (Loss)	0.09	0.38	(1.65)	0.87
Total	$0.10	$0.45	$(1.56)	$1.06

Basic Earnings (Loss) Per Share	$0.10	$0.45	$(1.56)	$1.06
Diluted Earnings (Loss) Per Share	$0.10	$0.45	$(1.56)	$1.06
The following table presents net income that was attributable to participating securities:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In millions)
Net Income Attributable to Participating Securities	$—	$0.2	$—	$0.6
The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Weighted Average Shares Outstanding	58,140	57,915	58,055	58,599
Participating Securities	452	518	452	518
Shares for Basic EPS	58,592	58,433	58,507	59,117
Dilutive Effect of Stock Options	—	1	—	5
Shares for Diluted EPS	58,592	58,434	58,507	59,122
For all periods presented, there were no stock options or participating securities excluded from the computation of diluted EPS.

NOTE 5 – LONG-TERM DEBT
Syndicated Credit Facility
On July 15, 2020, the Company entered into a second amendment to its Syndicated Credit Facility (the “Facility”). This amendment, among other changes, provides for the following: (1) amends the consolidated net leverage ratio covenant making it less restrictive for a period of seven consecutive fiscal quarters beginning with the third quarter of fiscal year 2020 through the first quarter of fiscal year 2022 (the “Relief Period”); (2) amends the pricing grid used to determine interest rate margins on outstanding loans as well as the commitment fee on the unused portion of the Facility to include additional consolidated net leverage ratio levels with increased pricing at higher levels of leverage; (3) amends interest rate provisions to provide for an interest rate floor of either 0.00% or 0.75%, as applicable, on certain tranches of term loans outstanding; and (4) provides temporary restrictions during the Relief Period on the Company’s ability to make acquisitions, pay dividends, repurchase shares, or enter into new credit facilities without lender consent. The Company incurred approximately $1.5 million in debt issuance costs to execute this amendment.
The Facility provides the Company and certain of its subsidiaries a multicurrency revolving loan and U.S. denominated and multicurrency term loans. Interest on base rate loans is charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on LIBOR-based loans and fees for letters of credit is charged at varying rates computed by applying a margin over the applicable LIBOR rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.
As of October 4, 2020, the Company had outstanding $562.3 million of term loan borrowing and $23.7 million of revolving loan borrowings under the Facility, and had $1.6 million in letters of credit outstanding under the Facility. As of December 29, 2019, the Company had outstanding $581.6 million of term loan borrowing and $20.9 million of revolving loan borrowings under the Facility, and had $2.2 million in letters of credit outstanding under the Facility. As of October 4, 2020 and December 29, 2019, the weighted average interest rate on borrowings outstanding under the Facility was 3.15% and 3.27%, respectively. As of October 4, 2020 and December 29, 2019, the carrying value of the Company’s borrowings under the Facility approximates its fair value as the Facility bears interest rates that are similar to existing market rates.
Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which are due on the last day of the calendar quarter.
The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.
Debt issuance costs associated with term loans are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of October 4, 2020 and December 29, 2019, the unamortized debt issuance costs recorded as a reduction of long-term debt were $5.9 million and $6.3 million, respectively.
Other deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of revolving debt, net of accumulated amortization, were $1.5 million and $1.3 million as of October 4, 2020 and December 29, 2019, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.
Other Lines of Credit
Subsidiaries of the Company had an aggregate of the equivalent of $9.6 million and $9.5 million of other lines of credit available as of October 4, 2020 and December 29, 2019, respectively, at interest rates ranging from 2.0% to 6.0% as of both October 4, 2020 and December 29, 2019. As of October 4, 2020 and December 29, 2019, there were no borrowings outstanding under these lines of credit.

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
Cash Flow Interest Rate Swaps
Both of the interest rate swaps described above are designated and qualify as cash flow hedges of forecasted interest payments. The Company reports the changes in fair value of the swaps as a component of other comprehensive income (or other comprehensive loss). The aggregate notional amount of the interest rate swaps as of October 4, 2020 was $250 million.
Forward Contracts
Our European operations, from time to time, are party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas. The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales. As of October 4, 2020, there were no active forward currency contracts.
Derivative Transactions Not Designated as Hedging Instruments
Our Asia-Pacific operations, from time to time, purchase foreign currency options to economically hedge inventory purchases denominated in foreign currencies other than their functional currency. The Company’s objective with respect to these foreign currency options is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to payment on inventory purchases. These options are classified as non-designated derivative instruments. Gains and losses on the changes in fair value of these foreign currency options are recognized in earnings each period. As of October 4, 2020, the Company had outstanding foreign currency options with an aggregate notional amount of $16.9 million.
The table below sets forth the fair value of derivative instruments as of October 4, 2020:

	Asset Derivatives as of October 4, 2020		Liability Derivatives as of October 4, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivative instruments designated as hedging instruments:
Interest rate swap contracts	Other current assets	$—	Accrued expenses	$13,685
Derivative instruments not designated as hedging instruments:
Foreign currency options	Other current assets	232	Accrued expenses	—
		$232		$13,685

The table below sets forth the fair value of derivative instruments as of December 29, 2019:

	Asset Derivatives as of December 29, 2019		Liability Derivatives as of December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivative instruments designated as hedging instruments:
Interest rate swap contracts	Other current assets	$—	Accrued expenses	$5,801
Derivative instruments not designated as hedging instruments:
Foreign currency options	Other current assets	251	Accrued expenses	—
		$251		$5,801
We expect that approximately $5.2 million related to cash flow hedges will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
The following table summarizes the impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss, net of tax, during the three and nine months ended October 4, 2020 and September 29, 2019:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Foreign currency contracts gain	$—	$627	$—	$468
Interest rate swap contracts gain (loss)	864	(1,568)	(5,627)	(9,382)
Gain (loss) recognized in accumulated other comprehensive loss	$864	$(941)	$(5,627)	$(8,914)
Gains and losses from derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income (loss) into net income (loss) are discussed in Note 14 entitled “Items Reclassified From Accumulated Other Comprehensive Loss.”
The following tables summarize gains and losses on derivatives not designated as hedging instruments within the consolidated condensed statements of operations for the three and nine months ended October 4, 2020 and September 29, 2019:

		Three Months Ended
	Statement of Operations Location	October 4, 2020	September 29, 2019
		(In thousands)
Foreign currency options gain (loss)	Other expense	$11	$325

		Nine Months Ended
	Statement of Operations Location	October 4, 2020	September 29, 2019
		(In thousands)
Foreign currency options gain (loss)	Other expense	$90	$(224)

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three and nine months ended October 4, 2020 and September 29, 2019:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(In thousands)
Balance, at December 29, 2019	58,416	$5,842	$250,306	$286,056	$(56,700)	$(113,139)	$(4,163)
Net loss	—	—	—	(102,167)	—	—	—
Stock issuances under employee plans	220	22	197	—	—	—	—
Other issuances of common stock	107	10	1,720	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	(1,731)	—	—	—	—
Cash dividends declared, $0.065 per common share	—	—	—	(3,807)	—	—	—
Forfeitures and compensation expense related to stock awards	(255)	(25)	(4,114)	—	—	—	—
Pension liability adjustment	—	—	—	—	1,733	—	—
Foreign currency translation adjustment	—	—	—	—	—	(15,245)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(6,140)
Balance, at April 5, 2020	58,488	$5,849	$246,378	$180,082	$(54,967)	$(128,384)	$(10,303)
Net income	—	—	—	4,709	—	—	—
Stock issuances under employee plans	12	1	(1)	—	—	—	—
Other issuances of common stock	70	7	2,294	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	(2,300)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(585)	—	—	—
Forfeitures and compensation expense related to stock awards	(26)	(3)	(48)	—	—	—	—
Pension liability adjustment	—	—	—	—	(342)	—	—
Foreign currency translation adjustment	—	—	—	—	—	16,160	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(351)
Balance, at July 5, 2020	58,544	$5,854	$246,323	$184,206	$(55,309)	$(112,224)	$(10,654)
Net income	—	—	—	5,913	—	—	—
Stock issuances under employee plans	7	1	(1)	—	—	—	—
Other issuances of common stock	127	13	(15)	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	2	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(586)	—	—	—
Forfeitures and compensation expense related to stock awards	(8)	(1)	703	—	—	—	—
Pension liability adjustment	—	—	—	—	(1,471)	—	—
Foreign currency translation adjustment	—	—	—	—	—	23,402	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	864
Balance, at October 4, 2020	58,670	$5,867	$247,012	$189,533	$(56,780)	$(88,822)	$(9,790)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(In thousands)
Balance, at December 30, 2018	59,508	$5,951	$270,269	$222,214	$(43,610)	$(101,487)	$1,326
Net income	—	—	—	7,059	—	—	—
Stock issuances under employee plans	509	51	379	—	—	—	—
Other issuances of common stock	224	22	3,900	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	(3,922)	—	—	—	—
Cash dividends declared, $0.065 per common share	—	—	—	(3,900)	—	—	—
Forfeitures and compensation expense related to stock awards	(225)	(22)	29	—	—	—	—
Pension liability adjustment	—	—	—	—	(91)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(5,203)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(3,306)
Balance, at March 31, 2019	60,016	$6,002	$270,655	$225,373	$(43,701)	$(106,690)	$(1,980)
Net income	—	—	—	29,499	—	—	—
Stock issuances under employee plans	2	—	6	—	—	—	—
Other issuances of common stock	(1)	—	—	—	—	—	—
Unamortized stock compensation expense related to restricted stock awards	—	—	52	—	—	—	—
Cash dividends declared, $0.065 per common share	—	—	—	(3,863)	—	—	—
Forfeitures and compensation expense related to stock awards	(28)	(3)	1,506	—	—	—	—
Share repurchases	(1,556)	(156)	(24,998)	—	—	—	—
Pension liability adjustment	—	—	—	—	829	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,249	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(4,667)
Balance, at June 30, 2019	58,433	$5,843	$247,221	$251,009	$(42,872)	$(102,441)	$(6,647)
Net income	—	—	—	26,210	—	—	—
Cash dividends declared, $0.065 per common share	—	—	—	(3,798)	—	—	—
Forfeitures and compensation expense related to stock awards	—	—	1,303	—	—	—	—
Pension liability adjustment	—	—	—	—	1,076	—	—
Foreign currency translation adjustment	—	—	—	—	—	(18,585)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(941)
Balance, at September 29, 2019	58,433	$5,843	$248,524	$273,421	$(41,796)	$(121,026)	$(7,588)
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

All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first nine months of 2020 or 2019.
As of October 4, 2020, there were no stock options outstanding and exercisable. There were no stock options granted in the first nine months of 2020 or 2019. There were 7,500 stock options exercised and 20,000 stock options expired in the first nine months of 2020. There were 10,000 stock options exercised in the first nine months of 2019 and 5,000 stock option forfeitures during those nine months.
Restricted Stock Awards
During the nine months ended October 4, 2020 and September 29, 2019, the Company granted restricted stock awards for 308,100 and 224,000 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.
Compensation expense related to restricted stock grants was $0.6 million and $2.5 million for the nine months ended October 4, 2020, and September 29, 2019, respectively. The Company has reduced its expense for restricted stock forfeited during the period.
The following table summarizes restricted stock outstanding as of October 4, 2020, as well as activity during the nine months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	468,200	$28.63
Granted	308,100	13.08
Vested	(167,000)	19.33
Forfeited or canceled	(157,800)	19.59
Outstanding at October 4, 2020	451,500	$24.62
As of October 4, 2020, the unrecognized total compensation cost related to unvested restricted stock was $3.8 million. That cost is expected to be recognized by the end of 2023.
Performance Share Awards
During the nine months ended October 4, 2020 and September 29, 2019, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.
The following table summarizes the performance shares outstanding as of October 4, 2020, as well as the activity during the nine months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	512,000	$19.71
Granted	263,700	15.36
Vested	(164,300)	19.74
Forfeited or canceled	(200,700)	19.61
Outstanding at October 4, 2020	410,700	$16.96

Compensation expense (benefit) related to the performance shares was $(2.0) million and $4.0 million for the nine months ended October 4, 2020 and September 29, 2019, respectively. The Company has reduced its expense for performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $6.9 million as of October 4, 2020. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2023.
Tax expense recognized with regard to restricted stock and performance shares was approximately $0.3 million for the nine months ended October 4, 2020.

NOTE 8 – LEASES
General
The Company has operating and finance leases for manufacturing equipment, corporate offices, showrooms, distribution facilities, design centers, as well as computer and office equipment. The Company’s leases have terms ranging from 1 to 20 years, some of which may include options to extend the lease term for up to 5 years, and certain leases may include an option to terminate the lease. Our lease accounting may include these options to extend or terminate a lease when it is reasonably certain that we will exercise that option.
The Company records a right-of-use asset and lease liability for leases extending beyond one year for operating and finance leases once a contract that contains a lease is executed and we have the right to control the use of the leased asset. The right-of-use asset is measured as the present value of the lease obligation. The discount rate used to calculate the present value of the lease liability was the Company’s incremental borrowing rate for the applicable geographical region.
As of October 4, 2020, there were no significant leases that had not commenced as of the end of the third quarter.
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to our leases as of October 4, 2020 and December 29, 2019:

	October 4, 2020		December 29, 2019
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In thousands)
Operating lease right-of-use assets	$99,815		$107,044

Current portion of operating lease liabilities	$14,015		$15,914
Operating lease liabilities	87,276		91,829
Total operating lease liabilities	$101,291		$107,743

Property and equipment		$5,786		$5,007

Accrued expenses		$1,415		$1,489
Other long-term liabilities		2,299		1,673
Total finance lease liabilities		$3,714		$3,162
Lease Costs

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Finance lease cost:
Amortization of right-of-use assets	$176	$112	$811	$536
Interest on lease liabilities	22	12	56	31
Operating lease cost	6,095	6,023	19,076	17,624
Short-term lease cost	85	363	426	1,509
Variable lease cost	1,089	561	2,659	1,319
Total lease cost	$7,467	$7,071	$23,028	$21,019

Other Supplemental Information

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$22	$12	$56	$31
Operating cash flows from operating leases	5,528	5,653	16,978	16,158
Financing cash flows from finance leases	442	291	1,252	808
Right-of-use assets obtained in exchange for new finance lease liabilities	1,156	252	1,709	803
Right-of-use assets obtained in exchange for new operating lease liabilities	1,517	1,437	5,582	7,973
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of October 4, 2020 and December 29, 2019:

	October 4, 2020	December 29, 2019
Weighted-average remaining lease term – finance leases (in years)	3.29	2.76
Weighted-average remaining lease term – operating leases (in years)	10.59	10.60
Weighted-average discount rate – finance leases	2.75%	2.06%
Weighted-average discount rate – operating leases	5.96%	5.86%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(In thousands)
2020 (excluding the nine months ended October 4, 2020)	$5,262	$411
2021	18,529	1,367
2022	15,126	903
2023	12,464	680
2024	10,513	407
Thereafter	78,668	153
Total future minimum lease payments (undiscounted)	140,562	3,921
Less: Present value discount	(39,271)	(207)
Total lease liability	$101,291	$3,714
Policy Elections
The Company made an accounting policy election not to separate lease and non-lease components for all asset classes, except for data center assets, and will account for the lease payments as a single component. The Company also made an accounting policy election to exclude leases with an initial term of 12 months or less from the calculation of the right-of-use asset and lease liability recorded on the consolidated condensed balance sheets. These leases primarily represent month-to-month operating leases for vehicles and office equipment where we were reasonably certain that we would not elect an option to extend the lease.

NOTE 9 – EMPLOYEE BENEFIT PLANS
On December 31, 2019, a plan amendment was executed to eliminate future service accruals in the Dutch defined benefit plan, resulting in a curtailment of the plan. This plan remains in existence and will continue to pay vested benefits. Active participants will no longer accrue benefits after December 31, 2019, and instead will participate in an industry-wide multi-employer plan beginning in fiscal year 2020. During the three and nine months ended October 4, 2020, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $1.9 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and nine months ended October 4, 2020 and September 29, 2019:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plans (Europe)	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Service cost	$—	$181	$—	$550
Interest cost	907	1,223	2,668	3,770
Expected return on assets	(1,082)	(1,378)	(3,184)	(4,251)
Amortization of prior service cost	27	16	79	48
Amortization of net actuarial losses	335	240	981	742
Net periodic benefit cost	$187	$282	$544	$859

	Three Months Ended		Nine Months Ended
Salary Continuation Plan	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Interest cost	$234	$288	$703	$865
Amortization of net actuarial losses	140	94	419	281
Net periodic benefit cost	$374	$382	$1,122	$1,146

	Three Months Ended		Nine Months Ended
nora Defined Benefit Plan	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Service cost	$274	$213	$791	$646
Interest cost	117	170	338	515
Amortization of net actuarial losses	58	—	168	—
Net periodic benefit cost	$449	$383	$1,297	$1,161
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
In performing the first quarter quantitative goodwill impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. Our reporting units are one level below our reporting segment level. In preparing the valuations, past, present and future expectations of performance were considered, including the impact of the COVID-19 pandemic. This methodology was consistent with the approach used to perform the annual quantitative goodwill assessment in prior years. The weighted average cost of capital used in the goodwill impairment testing ranged between 10.0% and 10.5%, which primarily fluctuated based on a country risk premium assigned to the geographical region of the reporting unit. There is inherent uncertainty associated with key assumptions used in our impairment testing including the duration of the economic downturn associated with the COVID-19 pandemic and the recovery period. As a result of the first quarter assessment, we determined that the fair value for two reporting units was less than the carrying value and recognized a goodwill impairment loss of $116.5 million in the first quarter of 2020. The expected decline in revenue due to the impact of COVID-19 contributed to the lower fair value of our Europe and Asia-Pacific reporting units. As such, the goodwill impairment loss was allocated to our Europe and Asia-Pacific reporting units in the amounts of $99.2 million and $17.3 million, respectively. We determined that the goodwill in our Americas reporting unit was not impaired as the fair value exceeded the carrying value by more than 90% at April 5, 2020. There were no indicators of additional goodwill impairment as of October 4, 2020.
The changes in the carrying amounts of goodwill for the nine months ended October 4, 2020 are as follows:

BALANCE, AT DECEMBER 30, 2019	ACQUISITIONS	PURCHASE PRICE ACCOUNTING ADJUSTMENTS	IMPAIRMENT	FOREIGN CURRENCY TRANSLATION	BALANCE, AT OCTOBER 4, 2020
(In thousands)
$257,439	$—	$—	$(116,495)	$13,686	$154,630
Additionally, we determined that the trademarks and trade names intangible assets related to the acquired nora business were also impaired and recognized an impairment loss of $4.8 million in the first quarter of 2020. The carrying value of intangible assets after the impairment was $85.5 million at October 4, 2020. There were no indicators of additional intangible asset impairment as of the end of the third quarter of 2020.

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
While the Company operates as one reportable segment for the reasons discussed, included below is selected information on our operating segments.
Summary information by operating segment follows:

	AMERICAS	EUROPE	ASIA- PACIFIC	TOTAL
	(In thousands)
Three Months Ended October 4, 2020:
Net Sales	$142,858	$92,905	$42,879	$278,642
Depreciation and amortization	3,554	4,590	1,911	10,055
Total assets	749,577	491,155	186,166	1,426,898

Three Months Ended September 29, 2019:
Net Sales	$195,900	$106,115	$46,337	$348,352
Depreciation and amortization	3,238	4,255	2,035	9,528

Nine Months Ended October 4, 2020:
Net Sales	$452,171	$259,469	$114,675	$826,315
Depreciation and amortization	9,623	13,448	5,848	28,919

Nine Months Ended September 29, 2019:
Net Sales	$563,776	$294,830	$144,941	$1,003,547
Depreciation and amortization	9,789	13,586	6,275	29,650
A reconciliation of the Company’s total operating segment depreciation and amortization and assets to the corresponding consolidated amounts follows:

	Three Months Ended		Nine Months Ended
Depreciation and Amortization	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Total segment depreciation and amortization	$10,055	$9,528	$28,919	$29,650
Corporate depreciation and amortization	1,677	1,352	4,561	3,928
Reported depreciation and amortization	$11,732	$10,880	$33,480	$33,578

Assets	October 4, 2020
(In thousands)
Total segment assets	$1,426,898
Corporate assets	132,029
Eliminations	(253,152)
Reported total assets	$1,305,775

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $16.0 million and $18.1 million for the nine months ended October 4, 2020 and September 29, 2019, respectively. Income tax payments, net of refunds, amounted to $8.2 million and $26.5 million for the nine months ended October 4, 2020 and September 29, 2019, respectively.
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
During the nine months ended October 4, 2020, the Company recorded a total income tax provision of $5.7 million on a pre-tax loss of $85.8 million resulting in an effective tax rate of (6.7)%. The effective tax rate for this period was primarily impacted by a non-deductible goodwill impairment. Excluding the impact of the goodwill impairment, the effective tax rate was 18.7% for the period compared to 22.0% during the nine months ended September 29, 2019. The decrease in the effective tax rate, excluding the goodwill impairment, was due to favorable impacts of amending prior year tax returns and the retroactive election of the GILTI High-tax Exclusion in the 2019 tax return, which were offset by the unfavorable changes related to unrecognized tax benefits and the non-deductible penalty to settle the SEC matter, referenced in the disclosure set forth in Note 17 to the consolidated financial statements included in Item 8 of the December 29, 2019 Annual Report on Form 10-K.
In the first nine months of 2020, the Company increased its liability for unrecognized tax benefits by $0.1 million. As of October 4, 2020, the Company had accrued approximately $25.6 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of October 4, 2020 reflects a reduction for $2.8 million of these unrecognized tax benefits.
In October 2020, the statute of limitations for the 2016 U.S. federal income tax return closed. As a result of this lapse in the statute of limitations, the Company will recognize $14.4 million of unrecognized tax benefits in the fourth quarter of 2020.
On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic and provides certain tax relief to businesses. Tax provisions of the CARES Act include, among other things, the deferral of certain payroll taxes, relief for retaining employees, and certain income tax provisions for corporations. During the nine months ended October 4, 2020, the Company deferred approximately $2.9 million in payroll taxes under the CARES Act. Other than the deferral of payroll taxes, the CARES Act did not have an impact on the Company’s tax accounts, including its effective tax rate, during the nine months ended October 4, 2020. The Company expects it will defer approximately $4.0 million in payroll taxes under the CARES Act during fiscal year 2020 which will result in a corresponding increase in its payroll tax accrual. The CARES Act and other similar foreign government support programs are not expected to have a material impact on the Company’s tax accounts during the year.

NOTE 14 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”) to the consolidated condensed statements of operations during the three and nine months ended October 4, 2020 and September 29, 2019 are reflected in the tables below:

		Three Months Ended
	Statement of Operations Location	October 4, 2020	September 29, 2019
		(In thousands)
Foreign currency contracts loss	Cost of sales	$—	$(450)
Interest rate swap contracts gain (loss)	Interest expense	(1,328)	55
Amortization of benefit plan prior service cost and net actuarial losses	Other expense	(560)	(350)
Total loss reclassified from AOCI, net		$(1,888)	$(745)

		Nine Months Ended
	Statement of Operations Location	October 4, 2020	September 29, 2019
		(In thousands)
Foreign currency contracts loss	Cost of sales	$—	$(450)
Interest rate swap contracts gain (loss)	Interest expense	(2,944)	350
Amortization of benefit plan prior service cost and net actuarial losses	Other expense	(1,647)	(1,071)
Total loss reclassified from AOCI, net		$(4,591)	$(1,171)

NOTE 15 – RESTRUCTURING CHARGES
For the nine months ended October 4, 2020, the Company recorded a reduction of $3.2 million of previously recognized restructuring charges due to changes in expected cash payments. At October 4, 2020, the aggregate restructuring reserve was $3.9 million for both the 2019 and 2018 restructuring plans. Below is a discussion of the restructuring plan activities by year.
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
A reconciliation of the 2019 plan restructuring reserve is presented below:

	BALANCE, AT DECEMBER 30, 2019	DEDUCTIONS 2020	CHARGED TO EXPENSES 2020	BALANCE, AT OCTOBER 4, 2020
	(In thousands)
Workforce Reduction	$8,634	$(2,648)	$(2,234)	$3,752
Other Exit Costs	139	(139)	—	—
Total	$8,773	$(2,787)	$(2,234)	$3,752
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
A reconciliation of the 2018 plan restructuring reserve is presented below:

	BALANCE, AT DECEMBER 30, 2019	DEDUCTIONS 2020	CHARGED TO EXPENSES 2020	BALANCE, AT OCTOBER 4, 2020
	(In thousands)
Workforce Reduction	$1,898	$(1,576)	$(223)	$99
Other Exit Costs	774	(75)	(699)	—
Total	$2,672	$(1,651)	$(922)	$99

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
Unrecognized Tax Benefits
In October 2020, the statute of limitations for the 2016 U.S. federal income tax return closed. As a result of this lapse in the statute of limitations, the Company will recognize $14.4 million of unrecognized tax benefits in the fourth quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, October 4, 2020, and the comparable periods of 2019 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The nine month period ended October 4, 2020 includes 40 weeks, and the nine month period ended September 29, 2019 includes 39 weeks. The three month periods ended October 4, 2020 and September 29, 2019 both include 13 weeks.
Forward-Looking Statements
This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with the ongoing COVID-19 pandemic and the economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019, as supplemented by the additional risk factors included in Part II, Item 1A of this Form 10-Q and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 5, 2020. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Impact of the COVID-19 Pandemic
The World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic has had material adverse effects on our business, results of operations, and financial condition, and it is anticipated that this will continue for an indefinite period of time. The duration of the pandemic will ultimately determine the extent to which our operations are impacted. We continue to monitor our operations and have implemented various programs to mitigate the effects on our business including reductions in employees, labor costs, marketing expenses, consulting expenses, travel costs, various other costs, and capital expenditures, as well as reducing the amount of the cash dividend that we pay on our common stock and suspending and reducing shifts in our production facilities, temporarily furloughing employees, and implementing other cost reduction or avoidance initiatives.
During the third quarter of 2020, the COVID-19 pandemic continued to impact our global operations, resulting in lower revenue across all geographic regions. For the three months ended October 4, 2020, consolidated net sales declined 20.0% compared to the same period last year. As discussed above, the Company implemented, and continues to implement, various cost cutting initiatives to mitigate the effects of COVID-19 on our operations. During the three and nine months ended October 4, 2020, the Company recorded $7.7 million and $10.6 million, respectively, of voluntary and involuntary severance costs, which are included in selling, general and administrative expenses in the Consolidated Condensed Statements of Operations. We anticipate future annualized savings of approximately $13 million as a result of these separation initiatives.
As a result of the COVID-19 pandemic, government grants and payroll protection programs are available in various countries globally to provide assistance to companies impacted by the pandemic. The CARES Act enacted in the United States (see Note 13 entitled “Income Taxes” of Part I, Item 1 of this 10-Q for additional information) and a payroll protection program enacted in the Netherlands (the “NOW Program”), provide benefits related to payroll costs either as reimbursements, lower payroll tax rates or deferral of payroll tax payments. The NOW Program provides eligible companies with reimbursement of labor costs as an incentive to retain employees and continue paying them in accordance with the Company’s customary compensation practices. During the third quarter of 2020, the Company qualified for benefits under several payroll protection programs and recognized a reduction in payroll costs of approximately $2.8 million, which are recorded as a $2.5 million reduction of selling, general and administrative expenses and a $0.3 million reduction of cost of sales in the Consolidated Condensed Statements of Operations, as the Company believes it is probable that the benefits received will not be repaid.
During the first nine months of 2020, consolidated net sales declined 17.7% compared to the same period last year primarily due to COVID-19. Due to reduced demand and to enhance employee safety measures, we temporarily suspended production in our U.S. manufacturing facilities from March 18, 2020 to March 23, 2020, and then again from April 6, 2020 to April 13, 2020. We also substantially reduced production in our Craigavon, UK facility beginning on April 20, 2020 through the end of the third quarter, and our Thailand, China, and Australia plants are operating in reduced shifts in light of reduced demand. During the first quarter of 2020, our Asia-Pacific region was primarily impacted by COVID-19 due to government shutdowns in China and the temporary closure of our China plant in late January 2020 to February 9, 2020. In addition, almost all of our salesforce and administrative employees globally continue to work remotely in accordance with the Company’s ongoing safety measures, as well as any local government orders and “shelter in place” directives in place from time to time. During the nine months ended October 4, 2020, the Company recognized $6.6 million of lower payroll costs due to credits recognized from various wage support programs, which are recorded as a $6.0 million reduction of selling, general and administrative expenses and a $0.6 million reduction of cost of sales in the Consolidated Condensed Statements of Operations, as the Company believes it is probable that the benefits received will not be repaid.
General
During the quarter ended October 4, 2020, net sales were $278.6 million compared with net sales of $348.4 million in the third quarter last year. During the first nine months ended October 4, 2020, net sales were $826.3 million, compared with net sales of $1,003.5 million in the first nine months of last year. The third quarter and first nine months of 2020 were negatively impacted by the effects of the COVID-19 pandemic as discussed above. Fluctuations in currency exchange rates had a positive impact on net sales of approximately $5.6 million for the third quarter of 2020 compared to the third quarter of last year, mostly driven by the strengthening of the Euro, British Pound sterling and Australian dollar against the U.S. dollar. For the first nine months of 2020, fluctuations in currency exchange rates had a negative impact on net sales of approximately $1.9 million compared to 2019, mostly driven by the weakening of the Chinese Renminbi and Australian dollar against the U.S. dollar.

Goodwill, Intangible Asset and Fixed Asset Impairment
During the first quarter of 2020, we recognized a charge of $121.3 million for the impairment of goodwill and certain intangible assets. See Note 10 entitled “Goodwill and Intangible Assets” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. No additional goodwill or intangible asset impairment charges were recorded during the second or third quarters of 2020. During the second quarter of 2020, we recognized fixed asset impairment charges of $3.1 million related to certain FLOR design center closures and other projects that were abandoned or indefinitely delayed. These charges are included in selling, general and administrative expenses in the Consolidated Condensed Statements of Operations. No additional fixed asset impairment charges were recorded during the third quarter.
Results of Operations
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three and nine month periods ended October 4, 2020 and September 29, 2019:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.3	60.4	62.0	60.7
Gross profit on sales	36.7	39.6	38.0	39.3
Selling, general and administrative expenses	31.6	26.8	31.0	29.0
Restructuring charges	(0.7)	0.2	(0.4)	0.1
Goodwill and intangible asset impairment charge	—	—	14.7	—
Operating income (loss)	5.8	12.6	(7.3)	10.2
Interest/Other expenses	3.0	2.2	3.1	2.2
Income (loss) before tax expense	2.8	10.4	(10.4)	8.0
Income tax expense	0.6	2.8	0.7	1.8
Net income (loss)	2.2%	7.6%	(11.1)%	6.2%
Net Sales
Below is information regarding our net sales, and analysis of those results, for the three and nine month periods ended October 4, 2020, and September 29, 2019:

	Three Months Ended		Percentage Change
	October 4, 2020	September 29, 2019
	(In thousands)
Net Sales:
Americas	$142,858	$195,900	(27.1)%
Europe	92,905	106,115	(12.4)%
Asia-Pacific	42,879	46,337	(7.5)%
Total Net Sales	$278,642	$348,352	(20.0)%

	Nine Months Ended		Percentage Change
	October 4, 2020	September 29, 2019
	(In thousands)
Net Sales:
Americas	$452,171	$563,776	(19.8)%
Europe	259,469	294,830	(12.0)%
Asia-Pacific	114,675	144,941	(20.9)%
Total Net Sales	$826,315	$1,003,547	(17.7)%

For the quarter ended October 4, 2020, net sales decreased $69.7 million (20.0%) versus the comparable period in 2019. The sales decline was primarily due to the impact of the COVID-19 pandemic as discussed above. Currency fluctuations had an approximately $5.6 million (1.6%) positive impact on third quarter 2020 sales compared to the third quarter of 2019. This currency impact was mostly due to the strengthening of the Euro, British Pound sterling and Australian dollar against the U.S. dollar. On a geographic basis, net sales in the Americas decreased 27.1%, Europe decreased 12.4% and Asia-Pacific decreased 7.5%. The sales decreases across all geographic regions were, as discussed above, due to the impacts of COVID-19, resulting in lower sales globally. The sales decrease in the Americas was most significant in the corporate, retail, healthcare, education, leisure, hospitality and transportation market segments, partially offset by increases in the residential/living market segment. On a market segment basis, the sales decrease in Europe was most significant in the corporate, public buildings and hospitality market segments, partially offset by increases in the healthcare, transportation and leisure market segments. The sales decrease in Europe was also partially offset by the strengthening of the Euro. On a market segment basis, the sales decrease in Asia-Pacific was most significant in the corporate, retail, healthcare, and hospitality market segments partially offset by increases in the education, public buildings, transportation and residential/living market segments. The sales decrease in Asia-Pacific was also partially offset by the strengthening of the Australian dollar.
For the nine months ended October 4, 2020, net sales decreased $177.2 million (17.7%) versus the comparable period in 2019. The sales decline was primarily due to the impact of the COVID-19 pandemic, as discussed above, and was more pronounced in the second and third quarters as the effects of the pandemic did not begin to impact our business substantially until the end of the first quarter. Currency fluctuations had an approximately $1.9 million (0.2%) negative impact on net sales for the first nine months of 2020 compared to the first nine months of 2019. This currency impact was mostly due to the weakening of the Australian dollar and Chinese Renminbi against the U.S. dollar. On a geographic basis, net sales for the first nine months of 2020 in the Americas decreased 19.8%, Europe decreased 12.0% and Asia-Pacific decreased 20.9%. The sales decreases across all geographic regions were, as discussed above, due to the impacts of COVID-19, resulting in lower sales globally. The sales decrease in the Americas was seen in the corporate, retail, healthcare, transportation and leisure market segments, partially offset by increases in the education, public buildings and residential/living market segments. On a market segment basis, the sales decrease in Europe was most significant in the corporate, retail, public buildings, residential/living and hospitality market segments, partially offset by increases in the healthcare, education, leisure and transportation market segments. The sales decrease in the Asia-Pacific region was impacted by COVID-19 shutdowns and the weakening of the Chinese Renminbi and Australian dollar. On a market segment basis, the sales decrease in Asia-Pacific was most significant in the corporate, retail, healthcare, public buildings, hospitality and transportation market segments partially offset by increases in the education, leisure, and residential/living market segment.
Cost and Expenses
The following tables present our overall cost of sales and selling, general and administrative expenses for the three and nine month periods ended October 4, 2020, and September 29, 2019:

	Three Months Ended		Percentage Change
	October 4, 2020	September 29, 2019
	(In thousands)
Cost of sales	$176,480	$210,608	(16.2)%
Selling, general and administrative expenses	88,161	93,396	(5.6)%

	Nine Months Ended		Percentage Change
	October 4, 2020	September 29, 2019
	(In thousands)
Cost of sales	$512,548	$608,551	(15.8)%
Selling, general and administrative expenses	255,902	291,369	(12.2)%
For the quarter ended October 4, 2020, cost of sales decreased $34.1 million (16.2%) compared to the third quarter of 2019, primarily due to lower net sales. Currency translation had an approximately $3.3 million (1.6%) negative impact on the year-over-year comparison. As a percentage of net sales, our cost of sales increased to 63.3% for the third quarter of 2020 versus 60.4% for the third quarter of 2019.
For the nine months ended October 4, 2020, cost of sales decreased $96.0 million (15.8%) compared to the first nine months of 2019, primarily due to lower net sales. Currency translation had an approximately $2.0 million (0.3%) positive impact on the year-over-year comparison. As a percentage of net sales, our cost of sales increased to 62.0% for the first nine months of 2020 versus 60.7% for the first nine months of 2019.
For the quarter ended October 4, 2020, selling, general and administrative (“SG&A”) expenses decreased $5.2 million (5.6%) versus the comparable period in 2019. Currency translation had a $1.4 million (1.5%) negative impact on the year-over-year comparison. SG&A expenses were lower for the third quarter of 2020 primarily due to (1) lower selling expenses of $12.8 million due to lower net sales, (2) $2.5 million of wage support program credits, (3) lower overall payroll costs due to lower performance-based incentive compensation as well as the impact of voluntary and involuntary employee separations and furloughs, which were partially offset by $7.7 million of severance expenses recorded during the quarter, and (4) a $5.0 million fine to settle the SEC matter as referenced in Part II, Item 1, “Legal Proceedings,” of this Quarterly Report on Form 10-Q. As a percentage of sales, SG&A expenses increased to 31.6% for the third quarter of 2020 versus 26.8% for the third quarter of 2019.
For the nine months ended October 4, 2020, SG&A expenses decreased $35.5 million (12.2%) versus the comparable period in 2019. Currency translation did not have a significant impact on the year-over-year comparison. SG&A expenses were lower for the first nine months of 2020 primarily due to (1) lower selling expenses of $38.2 million due to lower net sales, (2) lower stock compensation expense of $7.9 million, (3) $6.0 million of wage support program credits, and (4) lower overall payroll costs due to furloughs and separations offset by $10.6 million of severance expenses recorded year to date, and (5) the SEC settlement expense discussed above. As a percentage of sales, SG&A expenses increased to 31.0% for the first nine months of 2020 versus 29.0% for the first nine months of 2019.
Other Expense
For the quarter ended October 4, 2020, other expenses increased $1.9 million compared to 2019 primarily due to foreign currency transaction losses recognized during the quarter. During the nine months ended October 4, 2020, other expenses increased $7.2 million compared to 2019 primarily due to a $4.2 million write-down of damaged raw material inventory as a result of a fire at a storage facility in the second quarter of 2020.
Interest Expense
For the quarter ended October 4, 2020, interest expense decreased $1.2 million, from $6.6 million in the comparable period last year to $5.4 million, primarily due to lower interest rates and lower debt balances. For the nine months ended October 4, 2020, interest expense decreased $4.2 million, from $20.2 million in the comparable period last year to $16.0 million, primarily due to lower interest rates.

Liquidity and Capital Resources
General
At October 4, 2020, we had $103.7 million in cash. At that date, we had $562.3 million in term loan borrowing, $23.7 million of revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Syndicated Credit Facility. As of October 4, 2020, we had additional borrowing capacity of $274.7 million under the Syndicated Credit Facility and $9.6 million of borrowing capacity under other credit facilities in place at other non-U.S. subsidiaries. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months.
Amendment of Credit Facility Due to COVID-19 Impact
On July 15, 2020, we entered into a second amendment to our Syndicated Credit Facility. See Note 5 entitled “Long-Term Debt” within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Analysis of Cash Flows
The following table presents a summary of cash flows for the nine month periods ended October 4, 2020 and September 29, 2019, respectively:

	Nine Months Ended
	October 4, 2020	September 29, 2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$97,268	$89,904
Investing activities	(47,067)	(53,796)
Financing activities	(30,183)	(30,157)
Effect of exchange rate changes on cash	2,400	(1,728)
Net change in cash and cash equivalents	22,418	4,223
Cash and cash equivalents at beginning of period	81,301	80,989
Cash and cash equivalents at end of period	$103,719	$85,212
Cash provided by operating activities was $97.3 million for the nine months ended October 4, 2020, which represents an increase of $7.4 million from the prior year comparable period. The increase was primarily due to working capital changes, specifically an increase in accounts receivable collections and lower inventories, offset by the change to accounts payable and accrued expenses.
Cash used in investing activities was $47.1 million for the nine months ended October 4, 2020, which represents a decrease of $6.7 million from the prior year comparable period. The decrease was primarily due to a decrease in capital expenditures from the prior year comparable period.
Cash used in financing activities was $30.2 million for the nine months ended October 4, 2020, which is consistent with the prior year comparable period. Financing activities for 2020 include higher repayments of revolving loan borrowings offset by lower dividends paid and no repurchases of common stock compared to the prior year comparable period.
Purchase Obligations
We have outstanding purchase obligations of $6.8 million related to expanding our manufacturing capabilities, which we expect to fund during the remainder of 2020.

Forward-Looking Statement on Impact of COVID-19
While we are aggressively managing our response to the COVID-19 pandemic, its impacts on our full year fiscal 2020 results and beyond are uncertain. We believe the most significant elements of uncertainty are (1) the intensity and duration of the impact on construction, renovation, and remodeling; (2) corporate, government, and consumer spending levels and sentiment; and (3) the ability of our sales channels, supply chain, manufacturing, and distribution partners to continue operating through disruptions. Any or all of these factors could negatively impact our financial position, results of operations, cash flows, and outlook. As the impact of the COVID-19 pandemic continues to affect companies with global operations, we anticipate that our business and results in the fourth quarter of 2020 will continue to be adversely affected, and the timeline and pace of recovery is uncertain. While we are unable to predict with certainty, we anticipate continued year-over-year declines in revenue and operating income in the fourth quarter of fiscal year 2020, and perhaps during quarterly periods thereafter.
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
Starting in January 2021 the Company may resume its 401(k) and NSP matching contributions on a prospective basis, as well as customary merit-based salary increases for fiscal year 2021. The Company will also need to establish new performance-based compensation and variable compensation targets for fiscal year 2021. All of these items will increase costs compared to fiscal year 2020.
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
Backlog
As of October 25, 2020, the consolidated backlog of orders was approximately $189.4 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, backlog was approximately $177.8 million as of February 9, 2020. Disruptions in supply and distribution chains, global travel restrictions and government shelter in place orders due to the impact of COVID-19 have resulted in delays of construction projects and flooring installations in many regions worldwide.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the nine months ended October 4, 2020, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of October 4, 2020, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $11.8 million or an increase in the fair value of our financial instruments of $14.5 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.
As of October 4, 2020, a 100 basis point decrease in interest rates would result in an increase in the recorded liability of our interest rate swaps of approximately $5.0 million while a 100 basis point increase in interest rates would result in a decrease in the recorded liability of our interest rate swaps of approximately $6.3 million.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously reported, since November 2017 the Securities & Exchange Commission (the “SEC”) had been conducting an investigation into the Company’s historical quarterly earnings per share calculations and rounding practices during the period 2014-2017. In the third quarter of 2020, the Company successfully reached a settlement with the SEC in this matter. The Company consented to the entry of an order by the SEC which states, among other things, that the Company was negligent in making certain accounting entries in 2015 and 2016. As part of the settlement, the Company did not admit or deny any wrongdoing. The Company paid a $5 million fine to resolve the matter, and was ordered to cease-and-desist from violating certain federal securities laws.

From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. The disclosure under the heading “Lawsuit by Former CEO in Connection with Termination” set forth in Note 17 to the consolidated financial statements included in Item 8 of the December 29, 2019 Annual Report on Form 10-K is incorporated by reference herein.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 29, 2019, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 5, 2020, as well as the following updated risk factors:
Sales of our principal products have been and may continue to be affected by adverse economic cycles and effects in the renovation and construction of commercial and institutional buildings.
Sales of our principal products are related to the renovation and construction of commercial and institutional buildings. This activity is cyclical and has been affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors that lead to cost control measures, or reduction in the use of space, by businesses and other users of commercial or institutional space. For example, the COVID-19 pandemic may have cyclical and structural impacts on this activity resulting from job losses for office workers, reductions in the use of coworking spaces and increases in the number of people working permanently from home. The effects of cyclicality and other factors upon the corporate office segment have traditionally tended to be more pronounced than the effects upon the institutional segment. Historically, we have generated more sales in the corporate office segment than in any other market. The effects of cyclicality and other factors upon the new construction segment of the market have also tended in the past to be more pronounced than the effects upon the renovation segment. These effects may recur and could be more pronounced if global economic conditions do not improve or are weakened by negative cycles or other factors, including as a result of the continuing COVID-19 pandemic.
Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuations.
We have substantial international operations and intend to continue to pursue and commit resources to growth opportunities beyond the United States. Outside of the United States, we maintain manufacturing facilities in the Netherlands, the United Kingdom, China, Thailand, Australia and Germany, in addition to product showrooms designs or design studios in Canada, Mexico, Brazil, Denmark, England, France, Germany, Spain, the Netherlands, India, Australia, Norway, United Arab Emirates, Russia, Singapore, Hong Kong, Thailand, China and elsewhere. In 2019, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific.

International operations carry certain risks and associated costs, such as: the complexities and expense of administering a business abroad; complications in compliance with, and unexpected changes in, legal and regulatory restrictions or requirements; foreign laws, international import and export legislation; trading and investment policies; economic and political instability in the global markets; foreign currency fluctuations; exchange controls; increased nationalism and protectionism; tariffs and other trade barriers; difficulties in collecting accounts receivable; potential adverse tax consequences and increasing tax complexity or changes in tax law associated with operating in multiple tax jurisdictions; uncertainties of laws and enforcement relating to intellectual property and privacy rights; difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs, including health and safety regulations and wage and hour laws; potential governmental expropriation (especially in countries with undemocratic or authoritarian ruling parties); and other factors depending upon the jurisdiction involved. There can be no assurance that we will not experience these risks in the future.
Risks include, for example, the uncertainty surrounding the implementation and effect of the United Kingdom’s exit from the European Union, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union.
We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2019 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.
In addition, due to our global operations, we are subject to many laws governing international relations and its international operations, including laws that prohibit improper payments to government officials and commercial customers and that restrict where we can do business, what information or products we can import and export to and from certain countries and what information we can provide to a non-U.S. government. These laws include but are not limited to the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010, the Mexican National Anticorruption System (Sistema Nacional Anticorrupción, or “SNA”), the U.S. Export Administration Act and U.S. and international economic sanctions and money laundering regulations. We have internal policies and procedures relating to compliance with such regulations; however, there is a risk that such policies and procedures will not always protect us from the improper acts of employees, agents, business partners, joint venture partners or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of these laws, which are complex, may result in criminal penalties, sanctions and/or fines that could have an adverse effect on our business, financial condition and results of operations and reputation. In addition, we are subject to antitrust laws in various countries throughout the world. Changes in these laws or their interpretation, administration or enforcement may occur over time. Any such changes may limit our future acquisitions, divestitures or operations.
Finally, we may not be aware of all the factors that may affect our business in foreign jurisdictions. The risks outlined above, and others specific to certain jurisdictions that we may not be aware of, could adversely and materially affect our business and results.
We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.
We have a significant amount of debt and substantial debt service requirements. As of October 4, 2020, we had approximately $586.0 million of outstanding debt, all of which was secured, and we had $274.7 million of undrawn borrowing capacity under our existing credit facility.

This level of debt could have significant consequences on our future operations, including:
•making it more difficult for us to meet our payment and other obligations under our outstanding debt;
•resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;
•reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•subjecting us to the risk of increasing interest expense on variable rate indebtedness, including borrowings under our existing credit facility;
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy;
•placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and
•limiting our ability to refinance our existing indebtedness as it matures.
In addition, borrowings under our credit facility have variable interest rates, and therefore our interest expenses will increase if the underlying market rates (upon which the variable interest rates are based) increase.
Furthermore, on July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021, and LIBOR may be discontinued or modified by 2021. The Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. A transition away from the widespread use of LIBOR to SOFR or another benchmark rate may occur over the course of the next few years. We have exposure to LIBOR-based financial instruments, namely our floating rate credit facility. This facility allows for the use of an alternative benchmark rate if LIBOR is no longer available. At this time, we cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of alternative benchmark rates.
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended October 4, 2020:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 6 - August 2, 2020 (2)	1,718	$7.22	—	$—
August 3 - August 30, 2020 (2)	152	7.98	—	—
August 31 - October 4, 2020 (2)	—	—	—	—
Total	1,870	$7.29	—	$—
(1) The monthly periods identified above correspond to the Company’s fiscal third quarter of 2020, which commenced July 6, 2020 and ended October 4, 2020.
(2) Includes shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

EXHIBIT NUMBER
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 4, 2020, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 9, 2020	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)