Form 10-K
period 2021-01-03
INTERFACE INC
filed 2021-03-03
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 3, 2021

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
Large accelerated filer ☐ Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 2, 2020: $438,070,155 (57,716,753 shares valued at the closing sale price of $7.59 on July 2, 2020). See Item 12.
 Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 18, 2021:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,641,920

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

References in this Annual Report on Form 10-K to “Interface,” “the Company,” “we,” “our,” “ours” and “us” refer to Interface, Inc. and its subsidiaries or any of them, unless the context requires otherwise.

Interface is a global flooring company specializing in carpet tile and resilient flooring, including luxury vinyl tile (“LVT”) and rubber flooring.

We are a worldwide leader in design, production and sales of modular carpet, also known as carpet tile. As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet under the established brand names Interface® and FLOR®, and we market LVT under the brand Interface®. On August 7, 2018, the Company acquired nora Holding GmbH (“nora”), a worldwide leader in the rubber flooring category under the established nora brands norament® and noraplan®.

Market Segmentation

Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. We believe the appeal and utilization of modular carpet and resilient flooring will continue to grow in corporate office and non-corporate office market segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us a market leader in the corporate office segment to support and facilitate our penetration into more non-corporate office market segments around the world. The nora acquisition continues to advance the Company’s growth strategy to expand into new market segments, particularly in the healthcare, life sciences and education market segments.

 In 2020, the COVID-19 pandemic impacted areas where we operate and sell our products and services. Government restrictions and shutdowns around the world resulted in lower corporate reinvestment and impacted sales in the corporate office market segment. To mitigate the effects of COVID-19 on our business, we capitalized on our ongoing market diversification strategy to increase our presence and market penetration for modular carpet and resilient flooring sales in non-corporate office market segments. As a result, our sales mix of corporate office versus non-corporate office market segments in the Americas and on a company-wide basis shifted more towards non-corporate office markets compared to prior years.

Below is a summary of our sales mix between corporate office and non-corporate office market segments for the last three fiscal years:

	2020		2019		2018
	Corporate Office	Non-Corporate Office	Corporate Office	Non-Corporate Office	Corporate Office	Non-Corporate Office
Americas	37%	63%	47%	53%	45%	55%

Company-wide	47%	53%	61%	39%	60%	40%

Geographic Markets

We operate and sell our modular carpet and resilient flooring products and services in three principal geographic markets, the Americas, Europe and Asia-Pacific, where the percentages of our total net sales were approximately 54%, 32% and 14%, respectively, for fiscal year 2020. The percentages of our total net sales for Americas, Europe and Asia-Pacific in 2019 were 57%, 29% and 14%, respectively, and for 2018 those percentages were 58%, 27% and 15%, respectively.

Products and Services

Modular Carpet

We produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities. These varieties are designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors — particularly offices, healthcare facilities, airports, educational and other institutions, hospitality spaces, and retail facilities — and residential interiors. Our carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes, create visual cues, and to convey graphic information. While we continue to manufacture and sell a substantial portion of our carpet tile in standard styles, most of our modular carpet sales in the Americas and Asia-Pacific are made-to-order products designed to meet customer specifications.

Our modular carpet systems are marketed under the established brands Interface and FLOR. We manufacture carpet tiles cut in precise, dimensionally stable squares (usually 50 cm x 50 cm) or rectangles (such as planks and Skinny Planks) to produce a floorcovering that combines the appearance and texture of traditional soft floorcovering with the advantages of a modular carpet system. Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that provides dimensional stability and reduces the need for adhesives or fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we market under the GlasBacRE brand. In addition, we make carpet tile with yarn containing varying degrees of post-consumer nylon, depending on the style and color.

In 2020, we introduced the next generation of our carpet tile backings called CQuest™ backings. Guided by materials science and inspired by nature’s carbon-storing abilities, we added new bio-based materials and more recycled content to our backings. The materials in the CQuest backings, when measured on a stand-alone basis, are net carbon negative — meaning that their global warming potential emissions are net negative. The new CQuest backings are:

•CQuest™GB - The next evolution of our GlasBac backing. It features the same superior performance with a construction of post-consumer recycled content from carpet tiles, bio-based additives, and pre-consumer recycled materials.
•CQuest™Bio - A non-vinyl bio-composite backing made with bio-based and recycled fillers.
•CQuest™BioX - The same material make-up as CQuestBio with a higher concentration of carbon negative materials.

Our i2™ modular product line, which includes our popular Entropy® product features mergeable dye lots, and includes a number of carpet tile products that are designed to be installed randomly without reference to the orientation of neighboring tiles. The i2 line offers cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. Our TacTiles® carpet tile installation system uses small squares of adhesive plastic film to connect intersecting carpet tiles, thus eliminating the need for traditional carpet adhesive and resulting in a reduction in installation time and material waste.

We also produce and sell a specially adapted version of our carpet tile for the healthcare facilities market. Our carpet tile possesses characteristics — such as the use of the Intersept® antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns — which make it suitable for use in these facilities in place of hard surface flooring. Moreover, we launched our FLOR line of products to specifically target modular carpet sales to the residential market segment, and in recent years FLOR products have had crossover success in commercial markets. In addition, we have created modular carpet products specifically designed for each of the education, hospitality and retail market segments.

The award-winning design firm David Oakey Designs has had a pivotal role in developing many of our innovative product designs. David Oakey Designs has developed products that are manufactured using state-of-the-art tufting technology which allows us to pinpoint tufts of different colored yarns in virtually any arrangement within a carpet tile. These unique designs are best exemplified by our Urban Retreat®, Net Effect®, Human Nature® and World Woven® collections, which are sold throughout our international operations.

In 2020, we achieved a substantial milestone in our journey toward becoming a sustainable enterprise. Simultaneously with the launch of our new CQuest backings described above, we introduced in the Americas our first ever “cradle-to-gate” carbon negative carpet tile products in three unique styles: Shishu Stitch™, Tokyo Texture™, and Zen Stitch™. These pioneering products, which are part of our Embodied Beauty™ collection, are created with a combination of our new CQuestBioX carpet backing (featuring new bio-based materials and more recycled content), specialty yarns and tufting processes that create a carpet tile with a net negative value of “embodied carbon”. Embodied carbon is the carbon footprint (meaning the global warming potential of emissions of greenhouse gases measured in carbon dioxide equivalents) of a product from raw material creation, growth and extraction (the “cradle”) through processing until it is packaged and ready to be shipped from our factory (the “gate”), thus referred to as “cradle-to-gate” in the life cycle assessment of a product. Embodied carbon is distinct from operational carbon, which refers to the carbon footprint of everything that happens after the product leaves our factory, such as shipment, customer use, and end of life.

In addition, through our third party verified Carbon Neutral Floors™ program, all of our carpet tile, LVT and norament and noraplan rubber flooring products are made carbon neutral across their entire life cycle, including both embodied carbon and operational carbon, by our purchase and retirement of third party verified carbon offsets.

We believe our cradle-to-gate carbon negative carpet tile products and our Carbon Neutral Floors program provide us with a competitive advantage, particularly with our global account customers who are increasingly setting their own goals to reduce their carbon footprints.

Modular Resilient Flooring

In 2016, we began offering a category of products we call modular resilient flooring, and our first product introductions into this category were LVT products in the U.S. LVT shares many of the same attributes and benefits as carpet tile. In 2017, we launched our LVT products globally, beginning with the Level Set™ Collection which is available in styles with printed top layers in a variety of aesthetic looks, including natural woodgrains and stones, textured woodgrains, and patterns. These LVT products are modular and come in sizes that match certain of our modular carpet tile planks and squares. Some of them are engineered to the same or similar height as our modular carpet, which means our customers have the ability to install our LVT and modular carpet products side by side without transition strips or layering. In addition, some of our LVT products include a backing system that provides acoustic insulation without the need for additional underlayment, which can reduce the impact of sound within a space.

Rubber Flooring

With the acquisition of nora in 2018, we began offering rubber flooring products under the established noraplan and norament brands which enhances the Company’s fast-growing resilient flooring portfolio. Rubber flooring is ideal for applications that require hygienic, safe flooring with strong chemical resistance. Rubber flooring is extremely durable compared to other flooring alternatives.

Other Products and Services

We sell a proprietary antimicrobial chemical compound under the registered trademark Intersept that we incorporate in some of our modular carpet products. We also sell our TacTiles carpet tile installation system, along with a variety of traditional adhesives and products for carpet installation and maintenance that are manufactured by a third party. We also continue to provide “turnkey” project management services for a number of global accounts and other large customers through our InterfaceSERVICES™ business.

Manufacturing and Raw Materials

We manufacture carpet tile at two locations in the United States and at facilities in the Netherlands, the United Kingdom, Thailand, China and Australia. We manufacture rubber flooring in Germany.

Our raw materials are generally available from multiple sources — both regionally and globally — with the exception of synthetic fiber (nylon yarn).  For yarn, we principally rely upon two major global suppliers, but we also have significant relationships with at least two other suppliers.  Although our number of principal yarn suppliers is limited, we do have the capability to manufacture carpet using face fiber produced from two separate polymer feedstocks — nylon 6 and nylon 6,6 — which provides additional flexibility with respect to yarn supply inputs, if needed.  Our global sourcing strategy, including with respect to our principal yarn suppliers and dual polymer manufacturing capability, allows us to help guard against any potential shortages of raw materials or raw material suppliers in a specific polymer supply chain. For rubber flooring, the key polymer raw materials are available from multiple sources and we can source both synthetic and natural rubber depending on product specification and material availability.

We have a flexible-inputs carpet backing line, which we call Cool Blue™, at our modular carpet manufacturing facility in LaGrange, Georgia. This custom-designed backing line dramatically improves our ability to keep reclaimed and waste carpet in the production “technical loop,” and further permits us to explore other plastics and polymers as inputs. For example, our knowledge and experience with the Cool Blue line helped us in the development of our new CQuest backings described above. We also have technology that more cleanly separates the face fiber and backing of reclaimed and waste carpet, thus making it easier to recycle some of its components and providing a purer supply of inputs for the Cool Blue process. This technology, which is part of our ReEntry®2.0 carpet reclamation program, allows us to send some of the reclaimed face fiber back to our fiber supplier to be blended with virgin or other post-industrial materials and extruded into new fiber.

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

Sales and Marketing

We distribute our products through two primary channels: (1) direct sales to end users; and (2) indirect sales through independent contractors, installers and distributors.  We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, interior designers, engineers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While the corporate office market segment, including new construction and renovation, is our largest, we also emphasize sales in other market segments, including retail space, government institutions, schools and educational facilities, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including Interface and FLOR, as well as the strength of the nora rubber flooring brands of noraplan and norament.

An important part of our marketing and sales efforts involves the preparation of custom-made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles to meet the customer’s particular needs. In most cases, we can produce samples to customer specifications in less than five days, which significantly enhances our marketing and sales efforts and has increased our volume of higher margin made-to-order or custom sales. In addition, through our websites, we have made it easy to view and request samples of our products. We also use technology which allows us to provide digital, simulated samples of our products, which helps reduce raw material and energy consumption associated with our samples.

We primarily use our internal marketing and sales force teams to market our flooring products. In order to implement our global marketing efforts, we have product showrooms or design studios in the United States, Canada, Mexico, England, France, Germany, Spain, the Netherlands, India, Australia, Norway, United Arab Emirates, Russia, Singapore, Hong Kong, Thailand, China and elsewhere. We may open offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

Business Strategy and Principal Initiatives

Our business strategy is to continue to use our leading position in modular carpet, product design and global made-to-order capabilities as a platform from which to position our modular carpet, LVT products and rubber flooring products across several industry segments.

We will seek to increase revenues and profitability by pursuing the following key initiatives:

Continue to Penetrate Non-Corporate Office Market Segments. We plan to continue our strategic focus on product design and marketing and sales efforts for non-corporate office market segments such as government, education, healthcare, hospitality, and residential living. We began this initiative as part of a market diversification strategy to reduce our exposure to the economic cyclicality of the corporate office segment, and it has become a principal strategy generally for growing our business and enhancing profitability.

Develop a Substantial Resilient Flooring Business. Building upon the success of our products into the high growth LVT market, we plan to expand our LVT product offerings while also seeking to introduce new products in the resilient flooring category. We believe our ability to offer and sell our soft and hard surfaces in an integrated flooring design helps meet the needs of our customers by complementing and enhancing our carpet tile portfolio with true modular installation, no transition strips between surfaces, carpet tile and resilient products that are in some cases the same size and shape, and favorable acoustic properties. Our acquisition of nora, with its rubber flooring products, is also a key component of our strategy in this area.

Sustain Leadership in Product Design and Development. Our CQuest backings and our plank, Skinny Plank, and i2 products and TacTiles installation system have confirmed our position as an innovation leader in modular carpet. We will continue initiatives to sustain, augment and capitalize upon that strength to continue to increase our market share in targeted market segments. Our Climate Take Back initiative, which was advanced in 2020 with the launch of our first ever cradle-to-gate carbon negative carpet tile, and our Mission Zero initiative promote our sustainability commitment.

Seasonality

Historically, sales in our first quarter had typically been our lowest quarter while our fourth quarter sales had typically been our best quarter, as sales generally increased throughout the course of the fiscal year.  However, in recent years, as our sales efforts and results in the education and other non-corporate office market segments have increased, our second and third quarter sales have sometimes been the highest. In 2020, our first quarter sales were the highest quarter, as the COVID-19 pandemic escalated and more severely impacted the remainder of the year.

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

We believe the principal competitive factors in our primary floorcovering markets are brand recognition, quality, design, service, broad product lines, product performance, marketing strategy, pricing and sustainability. In the corporate office market segment, modular carpet competes with various floorcoverings including broadloom carpet, LVT and polished concrete. We believe the quality, service, design, better and longer average product performance, flexibility (design options, selective rotation or replacement, use in combination with our resilient products), sustainability and convenience of our modular carpet are our principal competitive advantages.

We believe we have competitive advantages in several other areas as well. First, having both an internal design staff as well as our relationship with David Oakey Designs allows us to introduce numerous innovative and attractive carpet tile and resilient products to our customers. Additionally, we believe that our global carpet tile manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. We believe that the incorporation of the Intersept antimicrobial chemical agent into the backing of some modular carpet products enhances our ability to compete successfully across all of our market segments.

Our sustainability goals are a brand-enhancing, competitive strength as well as a strategic initiative. Our customers are increasingly concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and related environmental certification programs, resonate deeply with many of our customers and prospects around the globe. Our modular carpet products historically have had inherent installation and maintenance advantages that have translated into greater efficiency and waste reduction. We are using raw materials and production technologies, such as our Cool Blue backing line, our ReEntry 2.0 reclaimed carpet separation process, and our new CQuest™ backings, that directly reduce the adverse impact of those operations on the environment and limit our dependence on petrochemicals.

Product Design, Research and Development

We maintain an active research, development and design staff of approximately 90 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. The research and development team provides us with technical support and advanced materials research and development. Innovation and increased customization in product design and styling are the principal focus of our product development efforts, and this focus has led to several design breakthroughs such as our plank and Skinny Plank products, as well as our i2 product line. Our carpet design and development team is recognized as an industry leader in carpet design and product engineering for the commercial and institutional markets.

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

In 2020, we launched our first ever cradle-to-gate carbon negative carpet tile. Our goal is to offer products with the lowest carbon footprint possible and products that go beyond neutral to help maintain a climate fit for life. Our carbon negative carpet tile features carbon negative materials in the CQuestBioX backing in combination with specialty yarns and tufting processes. We have developed innovative ways to work with recycled content and bio-based materials, which has led us to make carpet tiles that store carbon, preventing its release into the atmosphere.

For our nora rubber flooring products, the innovation focus is on performance and design. A recent innovation is the fast growing self-adhesive nTx solution for nora tiles and sheet goods. Recent step changes in design are noraplan Iona introducing a rubber on rubber print, noraplan valua introducing natural woodlike colors and embossing, and noraplan unita that incorporates real granite parts in a rubber floor. The combination of performance and design makes nora the recognized market leader in rubber flooring.

Environmental and Sustainability Initiatives

Our sustainability strategy that we refer to as Mission Zero, is aimed at reducing waste, environmental footprint and costs. With our Climate Take Back initiative we seek to lead industry in designing and making products in ways that will maintain a climate fit for life. Our Mission Zero and Climate Take Back logos appear on many of our marketing and merchandising materials distributed throughout the world. With our new CQuest™GB, CQuest™Bio and CQuest™BioX backings we are able to use more bio-based and recycled materials. As more customers in our target markets share our view that sustainability is an important factor it will become a determining factor in purchasing and design decisions.

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

Compliance with Government Regulations

We are subject to various federal, state and foreign laws and regulations that address various aspects of our business such as worker safety, privacy, trade sanctions and anticorruption. In addition, our operations are subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with these laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands, Thailand, China, Germany and Australia are certified under ISO Standard No. 14001.

Backlog

Our backlog of unshipped orders was approximately $177.7 million at February 7, 2021, compared with approximately $177.8 million at February 9, 2020. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. Disruptions in supply and distribution chains, global travel restrictions and government shelter in place orders due to the impact of COVID-19 have resulted in delays of construction projects and flooring installations in many regions worldwide.

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

Human Capital

In response to the COVID-19 pandemic, we have implemented various measures to protect the physical health, mental health, and productivity of our workforce. These measures include, but are not limited to, daily health self-assessments prior to entering an office or manufacturing facility, enhanced cleaning and sanitizing within our facilities, and face covering requirements. In addition, we have adopted new policies and procedures for our employees and have taken steps within our workplaces to promote social distancing. Almost all of our salesforce and administrative employees globally continue to work remotely.

Interface is a purpose-driven company with a passionate team that shares a unique set of values. Our core values represent who we are, how we see the world, how we treat each other and our external customers and stakeholders, and how we approach our work every day. These core values are:

•Design a better way;
•Be genuine and generous;
•Inspire others;
•Connect the whole; and
•Embrace tomorrow, today.

At January 3, 2021, we employed a total of 3,742 employees worldwide. Of such total, 1,579 were clerical, staff, sales, supervisory and management personnel and 2,163 were manufacturing personnel. We also utilized the services of 116 temporary personnel as of January 3, 2021.

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

Information About Our Executive Officers

Our executive officers, their ages as of January 3, 2021, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	66	President and Chief Executive Officer
David B. Foshee	50	Vice President, General Counsel and Secretary
Bruce A. Hausmann	51	Vice President and Chief Financial Officer
James Poppens	56	Vice President (President - Americas)
Nigel Stansfield	53	Vice President (President - Europe, Africa, Australia, and Asia)

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

Mr. Poppens joined us in 2017 to lead the restructuring of our FLOR business and most recently served as Vice President of Corporate Marketing and was responsible for the global Interface brand, digital strategy, global product commercialization planning and leading the FLOR business. He was named President for our Americas business in February 2020. Prior to joining us, Mr. Poppens held leadership roles at Newell Rubbermaid, Kellogg Company, REI, and Coca-Cola.

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

Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed below in Item 1A, “Risk Factors.”

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

Risk Factors Related to COVID-19

The COVID-19 pandemic could have a material adverse effect on our ability to operate, our ability to keep employees safe from the pandemic, our results of operations, financial condition, liquidity, capital investments, our near term and long term ability to stay in compliance with debt covenants under our Syndicated Credit Facility and Senior Notes, our ability to refinance our existing indebtedness, and our ability to obtain financing in capital markets.

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on: our ability to operate; our ability to keep employees safe from the pandemic; our results of operations, financial condition, liquidity and capital investments; our near term and long term ability to stay in compliance with debt covenants under our Syndicated Credit Facility and Senior Notes; our ability to refinance our existing indebtedness; and our ability to gain financing in the capital markets.

Public health organizations have recommended, and many governments have implemented, measures from time to time during the pandemic to slow and limit the transmission of the virus, including certain business shutdowns and shelter in place and social distancing requirements. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as: the potential shut down of certain locations; decreased employee availability; potential border closures; and disruptions to the businesses of our selling channel partners, and others.

Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain, raw material inflation or the inability to get the raw materials necessary to produce our products, increased shipping and transport costs, as well as decreased construction and renovation spending and decreased demand for our products and services. These issues may also materially affect our current and future access to sources of liquidity, particularly our cash flows from operations, and access to financing from the capital markets. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, potential near-term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

Sales of our principal products have been and may continue to be affected by the COVID-19 pandemic, adverse economic cycles, and effects in the new construction market and renovation market.

Sales of our principal products are related to the renovation and construction of commercial and institutional buildings. This activity is cyclical and has been affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors that lead to cost control measures, or reduction in the use of space, by businesses and other users of commercial or institutional space. For example, the COVID-19 pandemic may have cyclical and structural impacts on this activity resulting from job losses for office workers, reductions in the use of coworking spaces, and increases in the number of people working from home. As the COVID-19 pandemic continues, the future of the office, and what the office of the future might look like, is being highly debated by senior executives, commercial real estate firms, architects, designers and other global experts which could adversely affect the amount of money that customers spend on our products. In addition, the effects of cyclicality and other factors affecting the corporate office segment have traditionally tended to be more pronounced than the effects on other market segments. Historically, we have generated more sales in the corporate office segment than in any other segment. The effects of cyclicality and other factors on the new construction segment of the market have also tended in the past to be more pronounced than the effects on the renovation segment. These effects may recur and could be more pronounced if global economic conditions do not improve or are weakened by negative cycles or other factors, including as a result of the continuing COVID-19 pandemic.

Our earnings could be adversely affected by non-cash adjustments to goodwill, when a test of goodwill assets indicate a material impairment of those assets.

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

International Risk Factors

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including by restrictive taxation or other government regulation and by foreign currency fluctuations.

We have substantial international operations and intend to continue to pursue and commit resources to growth opportunities beyond the United States. Outside of the United States, we maintain manufacturing facilities in the Netherlands, the United Kingdom, China, Thailand, Australia and Germany, in addition to product showrooms or design studios in Canada, Mexico, England, France, Germany, Spain, the Netherlands, India, Australia, Norway, United Arab Emirates, Russia, Singapore, Hong Kong, Thailand, China and elsewhere. In 2020, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific.

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

Risks include, for example, the uncertainty surrounding the implementation and effect of the United Kingdom’s exit from the European Union described below, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union.

We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2020 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

In addition, due to our global operations, we are subject to many laws governing international relations and international operations, including laws that prohibit improper payments to government officials and commercial customers and that restrict where we can do business, what information or products we can import and export to and from certain countries and what information we can provide to a non-U.S. government. These laws include but are not limited to the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, the Mexican National Anticorruption System (Sistema Nacional Anticorrupción, or “SNA”), the U.S. Export Administration Act and U.S. and international economic sanctions and money laundering regulations. We have internal policies and procedures relating to compliance with such regulations; however, there is a risk that such policies and procedures will not always protect us from the improper acts of employees, agents, business partners, joint venture partners or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of these laws, which are complex, may result in criminal penalties, sanctions and/or fines that could have an adverse effect on our business, financial condition and results of operations and reputation. In addition, we are subject to antitrust laws in various countries throughout the world. Changes in these laws or their interpretation, administration or enforcement may occur over time. Any such changes may limit our future acquisitions, divestitures or operations.

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

In 2016, voters in the U.K. approved an exit from the European Union via a referendum (commonly referred to as “Brexit”). The U.K. ceased to be a member of the European Union on January 31, 2020. In December 2020, the U.K. and the European Union agreed on a trade and cooperation agreement, which is being applied provisionally until it is formally ratified by the European Union parliament. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the U.K. and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. The uncertainty leading up to and following Brexit has had, and the implementation of Brexit may continue to have, a negative impact on our business and demand for our products in Europe, and particularly in the U.K. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the European Union and elsewhere. In addition, Brexit has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the Euro and the British pound sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency of U.S. dollars). Such a development could have other unpredictable adverse effects, including a material adverse effect on demand for office space and our flooring products in the U.K. and in Europe if the U.K. exit leads to economic difficulties in Europe.

Risk Factors Related to our Indebtedness

We have a substantial amount of debt, which could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

We have a substantial amount of debt and debt service requirements. As of January 3, 2021, we had approximately $585.2 million of outstanding debt, and we had $295.4 million of undrawn borrowing capacity under our existing credit facility.

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
•limiting our ability to attract certain investors to purchase our common stock due to the amount of debt we have outstanding; and
•limiting our ability to refinance our existing indebtedness as it matures.

In addition, borrowings under our credit facility have variable interest rates, and therefore our interest expenses will increase if the underlying market rates (upon which the variable interest rates are based) increase.

Furthermore, on July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021, and LIBOR may be discontinued or modified by 2021. The Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. A transition away from the widespread use of LIBOR to SOFR or another benchmark rate may occur over the course of the next few years. We have exposure to LIBOR-based financial instruments, namely our existing credit facility which has variable (or floating) interest rates based on LIBOR. This facility allows for the use of an alternative benchmark rate if LIBOR is no longer available. At this time, we cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of alternative benchmark rates.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our indebtedness.

Our ability to generate cash in order to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in our existing credit facility and our other financing agreements, including the indenture governing the Senior Notes, and other agreements we may enter into in the future. Specifically, we will need to maintain certain financial ratios under our existing credit facility. Our business may not continue to generate sufficient cash flow from operations in the future and future borrowings may not be available to us under our existing revolving credit facility or from other sources in an amount sufficient to service our indebtedness, including the Senior Notes, to make necessary capital expenditures or to fund our other liquidity needs. If we are unable to generate cash from our operations or through borrowings, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to make payments on our indebtedness or refinance our indebtedness will depend on the capital markets and our financial condition at such time, as well as the terms of our financing agreements, including the existing credit facility, and the indenture governing the Senior Notes. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may incur substantial additional indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.

Subject to the restrictions in our existing credit facility and in the indenture governing our Senior Notes, we and our subsidiaries may be able to incur additional indebtedness in the future. Although our existing credit facility and the indenture governing the Senior Notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, including the ability, on a non-committed basis, for us to increase revolving commitments and/or term loans under our existing credit facility, and debt incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks we now face would increase.

Risk Factors Related to our Business and Operations

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

We may lose the services of key personnel for a variety of reasons, including if our compensation programs become uncompetitive in the relevant markets for our employees and service providers, or if the Company undergoes significant disruptive change (including not only economic downturns, but potentially other changes management believes are positive in the long term). The loss of key personnel with a great deal of knowledge, training and experience in the flooring industry — particularly in the areas of sales, marketing, operations, product design and management — could have an adverse impact on our business. We may not be able to easily replace such personnel, particularly if the underlying reasons for the loss make the Company relatively unattractive as an employer.

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

Large increases in the cost of our raw materials, shipping costs, duties or tariffs could adversely affect us if we are unable to pass these cost increases through to our customers.

Petroleum-based products comprise the predominant portion of the cost of raw materials that we use in manufacturing carpet. Synthetic rubber uses petroleum based products as feedstock as well. We also incur significant shipping and transport costs to move our products around the globe. While we attempt to match cost increases with corresponding price increases, continued volatility in the cost of raw materials, transportation and shipping costs could adversely affect our financial results if we are unable to pass through such cost increases to our customers.

Unanticipated termination or interruption of any of our arrangements with our primary third party suppliers of synthetic fiber or our sole third party supplier for luxury vinyl tile (“LVT”) could have a material adverse effect on us.

We depend on a small number of third-party suppliers of synthetic fiber and a single supplier for our LVT products. The unanticipated termination or interruption of any of our supply arrangements with our current suppliers of synthetic fiber (nylon) or sole supplier of LVT, including failure by any third party supplier to meet our product specifications, could have a material adverse effect on us because we do not have the capability to manufacture our own fiber for use in our carpet products or our own LVT. Our suppliers may not be able to meet our demand for a variety of reasons, including our inability to forecast our future needs accurately or a shortfall in production by the supplier for reasons unrelated to us, such as work stoppages, acts of war, terrorism, pandemics, fire, earthquake, energy shortages, flooding or other natural disasters. The primary manufacturing facility of our sole supplier of LVT is located in South Korea. If any of our supply arrangements with our primary suppliers of synthetic fiber or our sole supplier of LVT is terminated or interrupted, we likely would incur increased manufacturing costs and experience delays in our manufacturing process (thus resulting in decreased sales and profitability) associated with shifting more of our synthetic fiber purchasing to another synthetic fiber supplier or developing new supply chain sources for LVT. A prolonged inability on our part to source synthetic fiber included in our products or LVT on a cost-effective basis could adversely impact our ability to deliver products on a timely basis, which could harm our sales and customer relationships.

If we fail to realize the expected synergies and other benefits of the nora acquisition, our results of operations and stock price may be negatively affected.

In 2018, we completed the acquisition of nora, a manufacturer and multinational marketer of resilient rubber floor coverings.  The success of the acquisition will depend substantially on our ability to realize the expected synergies and other benefits from combining the Company’s legacy business and nora.  Our ability to realize these anticipated benefits and cost savings is subject to various risks and uncertainties, including the risks that:

•we may not be able to successfully combine and integrate the businesses on a timely basis, or at all;
•the integration process could divert management’s attention, cause employee or customer attrition or cause other disruption;
•nora may not contribute to the revenues and profitability of the combined business as much as we currently expect; and
•we may not be able to manage the increased indebtedness we have incurred in connection with the acquisition.

If we are not able to successfully combine the businesses within the anticipated time frame, or at all, the expected synergies and other benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected, the combined businesses may not perform as expected and the results of our operations or value of our common stock may be adversely affected.

It is also possible that the integration process could result in the loss of key employees or customers of the Company or nora, the disruption of the companies’ ongoing businesses or unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated.

We will be required to devote significant management attention and resources to integrating the Company’s legacy operations and nora. It is possible that the integration process could result in:

•diversion of management’s attention;
•the lack of personnel or other resources to pursue other potential business opportunities; and
•the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

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

Changes to our facilities, manufacturing processes, product construction, and product composition could disrupt our operations, increase customer complaints, increase warranty claims, negatively affect our reputation, and have a material adverse effect on our financial condition and results of operations.

From time to time, we make improvements to our physical facilities, or move operations to new ones. Large scale changes or moves could disrupt our normal operations, leading to possible loss of productivity, which may adversely affect our results. We are also making significant investments and modifications to our manufacturing facilities, processes, product compositions, and product construction including but not limited to the production of our new CQuest™ carpet tile backings. These changes can be disruptive. There is also no guarantee that our CQuest™ backings will not fail to perform as expected and will not increase warranty claims or customer complaints. These efforts may also not yield the financial returns and improvements in the business that we hope to achieve from them. While these changes are intended to yield stronger financial results, they could potentially impact our financial results in negative ways due to project delays, business disruption as new facilities and equipment come online, increase customer complaints, or increase warranty claims; all of which could negatively affect our operations, reputation, financial condition and results of operations.

Our business operations could suffer significant losses from natural disasters, catastrophes, fire, pandemics or other unexpected events.

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, our manufacturing facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes and earthquakes, or by fire or other unexpected events such as adverse weather conditions, pandemics or other public health crises (such as the COVID-19 pandemic described above), or other disruptions to our facilities, supply chain or our customers’ facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations.

Disruptions to or failures of our information technology systems could adversely affect our business.

We rely heavily on information technology systems—both software and computer hardware—to operate our business. We rely on these systems to, among other things:

•facilitate and plan the purchase, management and distribution of, and payment for, inventory and raw materials;
•control our production processes;
•manage and monitor our distribution network and logistics;
•receive, process and ship orders;
•manage billing, collections and payables;
•manage financial reporting; and
•manage payroll and human resources information.

Our IT systems may be disrupted or fail for a number of reasons, including:

•natural disasters, like fires;
•power loss;
•software “bugs”, hardware defects or human error; and
•hacking, computer viruses, malware, ransomware, phishing scams, or other cyber attacks.

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

Legal Risk Factors

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

Please refer to Item 3, “Legal Proceedings,” within this Report for additional information related to litigation and claims.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 42,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings), all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
Bangkok, Thailand	275,946
Craigavon, N. Ireland(1)	72,200
LaGrange, Georgia	669,145
LaGrange, Georgia(1)	517,205
Union City, Georgia(1)	370,000
Minto, Australia	240,000
Scherpenzeel, the Netherlands	1,250,960
West Point, Georgia	250,000
Salem, New Hampshire(1)	109,129
Weinheim, Germany(1)	831,113
Taicang, China(1)	142,500

(1)Leased.

We maintain sales or marketing offices in over 70 locations in more than 25 countries and a number of other distribution facilities in several countries. Most of our sales and marketing locations and many of our distribution facilities are leased.

We believe that our manufacturing and distribution facilities and our marketing offices are sufficient for our present operations. We will continue, however, to consider the desirability of establishing additional facilities and offices in other locations around the world as part of our business strategy to meet global market demands. Substantially all of our owned properties in the United States are subject to mortgages, which secure borrowings under our Syndicated Credit Facility.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. The disclosure set forth in Note 18 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 18, 2021, we had 631 holders of record of our Common Stock. We estimate that there are in excess of 9,000 beneficial holders of our Common Stock.

Future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in the agreement for our Syndicated Credit Facility and the indenture for our Senior Notes, each of which specify conditions as to when any dividend payments may be made. As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

Stock Performance

The following graph and table compare, for the five-year period ended January 3, 2021, the Company’s total returns to shareholders (assuming all dividends were reinvested) with that of (i) all companies listed on the Nasdaq Composite Index and (ii) our self-determined peer group, assuming an initial investment of $100 in each on January 3, 2016 (the last day of the fiscal year 2015). In determining its peer group companies, the Company considered various factors, including the potential peer’s industry, business model, size and complexity.  The Company chose a peer group that it believes provides a robust sample size with minimal revenue dispersion, with companies in similar industries or lines of business or subject to similar economic and business cycles, including companies with a significant international presence that are also focused on sustainability.

	January 3, 2016	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021
Interface, Inc.	$100	$98	$134	$77	$91	$58
NASDAQ Composite Index	$100	$109	$141	$136	$188	$271
Self-Determined Peer Group (20 Stocks)	$100	$115	$117	$96	$126	$114

Notes to Performance Graph

(1)If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(2)The index level was set to $100 as of January 3, 2016 (the last day of fiscal year 2015).
(3)The Company’s fiscal year ends on the Sunday nearest December 31.
(4)The following companies are included in the Self-Determined Peer Group depicted above: Acuity Brands, Inc.; Albany International Corp.; Apogee Enterprises, Inc.; Armstrong Flooring, Inc.; Armstrong World Industries, Inc.; Caesarstone Ltd.; FLIR Systems, Inc.; Gentherm Incorporated; H. B. Fuller Company; Harsco Corporation; Herman Miller, Inc.; HNI Corporation; Kimball International, Inc.; Knoll, Inc.; Masonite International Corporation; Materion Corporation; P. H. Glatfelter Company; Steelcase Inc.; Unifi, Inc.; and Welbilt, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended January 3, 2021:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 5 – November 1, 2020(2)	49	$6.90	—	$—
November 2 – December 6, 2020(2)	688	8.18	—	—
December 7, 2020 – January 3, 2021(2)	2,024	10.50	—	—
Total	2,761	$9.86	—	$—

(1)The monthly periods identified above correspond to the Company’s fiscal fourth quarter of 2020, which commenced October 5, 2020 and ended January 3, 2021.
(2)Represents shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 6. SELECTED FINANCIAL DATA

This item is no longer required, as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of the COVID-19 Pandemic

On March 1, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic has had material adverse effects on our business, results of operations, and financial condition, and it is anticipated that this will continue for an indefinite period of time. The duration of the pandemic will ultimately determine the extent to which our operations are impacted. We continue to monitor our operations and have implemented various programs to mitigate the effects on our business including reductions in employees, labor costs, marketing expenses, consulting expenses, travel costs, various other costs, and capital expenditures, as well as reducing the amount of the cash dividend that we pay on our common stock and suspending and reducing shifts in our production facilities, temporarily furloughing employees, and implementing other cost reduction or avoidance initiatives.

During fiscal year 2020, the COVID-19 pandemic resulted in lower revenues across all geographic regions. Our sales mix shifted towards more non-corporate office market segments as the COVID-19 pandemic reduced corporate spending impacting sales in the corporate office market. In 2020, consolidated net sales declined 17.9% compared to 2019 primarily due to COVID-19. As discussed above, the Company implemented, and continues to implement, various cost cutting initiatives to mitigate the effects of COVID-19 on our operations. During 2020, the Company recorded $12.9 million of voluntary and involuntary severance costs, which are included in selling, general and administrative expenses in the consolidated statements of operations. We anticipate future annualized savings of approximately $15 million as a result of these separation initiatives.

During the first quarter of 2020, as a result of changes in macroeconomic conditions related to the COVID-19 pandemic, we recognized a charge of $121.3 million for the impairment of goodwill and certain intangible assets. See Note 12 entitled “Goodwill and Intangible Assets” of Part II, Item 8 of this Annual Report for additional information.

In response to the reduced demand and to enhance employee safety measures, we temporarily suspended production in our U.S. manufacturing facilities from March 18, 2020 to March 23, 2020, and then again from April 6, 2020 to April 13, 2020. We also substantially reduced production in our Craigavon, U.K. facility beginning on April 20, 2020 through the end of the third quarter, and our Thailand, China, and Australia plants were at times operating in reduced shifts in light of reduced demand. During the first quarter of 2020, our Asia-Pacific region was primarily impacted by COVID-19 due to government shutdowns in China and the temporary closure of our China plant in late January 2020 to February 9, 2020. In addition, almost all of our salesforce and administrative employees globally continue to work remotely in accordance with the Company’s ongoing safety measures, as well as any local government orders and “shelter in place” directives in place from time to time.

As a result of the COVID-19 pandemic, government grants and payroll protection programs are available in various countries globally to provide assistance to companies impacted by the pandemic. The CARES Act enacted in the United States (see Note 17 entitled “Income Taxes” included in Item 8 of this Annual Report on Form 10-K for additional information) and a payroll protection program enacted in the Netherlands (the “NOW Program”) provide benefits related to payroll costs either as reimbursements, lower payroll tax rates or deferral of payroll tax payments. The NOW Program provides eligible companies with reimbursement of labor costs as an incentive to retain employees and continue paying them in accordance with the Company’s customary compensation practices. During fiscal year 2020, the Company qualified for benefits under several payroll protection programs and recognized a reduction in payroll costs of approximately $7.3 million, which are recorded as a $6.1 million reduction of selling, general and administrative expenses and a $1.2 million reduction of cost of sales in the consolidated statements of operations, as the Company believes it is probable that the benefits received will not be repaid.

General

Our revenues are derived from sales of floorcovering products, primarily modular carpet, luxury vinyl tile (“LVT”) and, starting in August 2018, rubber flooring products. Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors industry, including the market for floorcovering products, is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our business.

As noted above, our sales mix of corporate office verses non-corporate office market segments has shifted towards non-corporate office markets in fiscal year 2020 primarily due to the impacts of COVID-19 on the corporate office market. We focus our marketing and sales efforts on both corporate office and non-corporate office segments, to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share.

Our mix of modular carpet and resilient flooring sales in corporate office verses non-corporate office market segments for the last three fiscal years is summarized below:

	2020		2019		2018
	Corporate Office	Non-Corporate Office	Corporate Office	Non-Corporate Office	Corporate Office	Non-Corporate Office
Americas	37%	63%	47%	53%	45%	55%

Company-wide	47%	53%	61%	39%	60%	40%

During 2020, we had net sales of $1,103.3 million, down 17.9% compared to $1,343.0 million in 2019, primarily due to the impacts of COVID-19. The operating loss for 2020 was $39.3 million compared to operating income of $130.9 million in 2019. Net loss for 2020 was $71.9 million, or $1.23 per share, compared to net income of $79.2 million, or $1.34 per share, in 2019. The 2020 period was impacted by a $121.3 million goodwill and intangible asset impairment loss recorded in the first quarter and $12.9 million of severance charges related to cost saving initiatives in response to COVID-19. These charges were partially offset by $9.3 million of lower payroll costs due to furloughs and credits from payroll protection programs.

During 2019, we had net sales of $1,343.0 million, up 13.9% compared to $1,179.6 million in 2018. Operating income for 2019 was $130.9 million as compared to $76.4 million in 2018. Net income for 2019 was $79.2 million, or $1.34 per share, compared with $50.3 million, or $0.84 per share, in 2018. The 2019 period included the results of the acquired nora business for the full fiscal year, $5.9 million of purchase accounting amortization in connection with the nora acquisition, and $12.9 million of restructuring and other charges. The 2018 period included the results of the nora acquisition (described below) from August 7, 2018 through the end of the 2018 fiscal year.

On August 7, 2018, the Company completed the acquisition of nora for a purchase price of €385.1 million, or $447.2 million at the exchange rate as of the transaction date, including acquired cash of €40.0 million ($46.5 million) for a net purchase price of €345.1 million ($400.7 million). Nora is an industry leader in the rubber flooring market, and the acquisition has expanded the Company’s presence within non-corporate office market segments since the acquisition date.

Restructuring Plans

On December 23, 2019, the Company committed to a new restructuring plan to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involved a reduction of approximately 105 employees and early termination of two office leases. As a result of this plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2019 of approximately $9.0 million. The charge was comprised of severance expenses ($8.8 million) and lease exit costs ($0.2 million). The restructuring charge was expected to result in future cash expenditures of approximately $9.0 million for payment of these employee severance and lease exit costs. The Company expected the plan to yield annualized savings of approximately $6.0 million. A portion of the annualized savings was realized on the income statement in fiscal year 2020, with the remaining portion of the annualized savings expected to be realized in fiscal year 2021.

On December 29, 2018, the Company committed to a new restructuring plan in its continuing efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involved (i) a restructuring of its sales and administrative operations in the United Kingdom, (ii) a reduction of approximately 200 employees, primarily in the Europe and Asia-Pacific geographic regions, and (iii) the write-down of certain underutilized and impaired assets that included information technology assets and obsolete manufacturing equipment. As a result of this plan, the Company recorded a pre-tax restructuring and asset impairment charge in the fourth quarter of 2018 of approximately $20.5 million. The charge was comprised of severance expenses (approximately $10.8 million), impairment of assets (approximately $8.6 million) and other items (approximately $1.1 million). The charge was expected to result in future cash expenditures of $12 million, primarily for severance payments (approximately $10.8 million). The restructuring plan was completed at the end of fiscal year 2020.

Goodwill, Intangible Asset and Fixed Asset Impairment
During 2020, we recognized a charge of $121.3 million for the impairment of goodwill and certain intangible assets. See Note 12 entitled “Goodwill and Intangible Assets” of Part II, Item 8 of this Annual Report for additional information. During 2020, we recognized fixed asset impairment charges of $5.0 million primarily related to certain FLOR design center closures and other projects that were abandoned or indefinitely delayed. These charges are included in selling, general and administrative expenses in the consolidated statements of operations.

Analysis of Results of Operations

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Net sales denominated in currencies other than the U.S. dollar were approximately 51% in 2020, 49% in 2019, and 49% in 2018. Because we have such substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. In 2020, the strengthening of the Euro, British pound sterling and Chinese Renminbi against the U.S. dollar had a positive impact on our net sales and operating income. In 2019, the weakening of the Euro, British pound sterling, Australian dollar, Canadian dollar and Chinese Renminbi against the U.S. dollar had a negative impact on our net sales and operating income. In 2018, the strengthening of the Euro and British pound sterling against the U.S. dollar had a positive impact on our net sales and operating income.

The following table presents the amounts (in U.S. dollars) by which the exchange rates for translating Euros, British pounds sterling, Australian dollars and Canadian dollars into U.S. dollars have affected our net sales and operating income during the past three years:

	2020	2019	2018
	(in millions)
Impact of changes in foreign currency on net sales	$7.1	$(26.2)	$8.4
Impact of changes in foreign currency on operating income	0.9	(3.9)	1.2

The following table presents, as a percentage of net sales, certain items included in our consolidated statements of operations during the past three years:

	Fiscal Year
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.8	60.3	63.6
Gross profit on sales	37.2	39.7	36.4
Selling, general and administrative expenses	30.2	29.0	28.2
Restructuring, asset impairment and other charges	(0.4)	1.0	1.7
Goodwill and intangible asset impairment charge	11.0	—	—
Operating income (loss)	(3.6)	9.7	6.5
Interest/Other expense	3.6	2.2	1.8
Income (loss) before income tax expense	(7.2)	7.5	4.7
Income tax expense (benefit)	(0.7)	1.7	0.4
Net income (loss)	(6.5)%	5.8%	4.3%

Net Sales

Below we provide information regarding our net sales and analyze those results for each of the last three fiscal years. Fiscal year 2020 includes 53 weeks, and fiscal years 2019 and 2018 were both 52 week periods.

	Fiscal Year			Percentage Change
	2020	2019	2018	2020 compared with 2019	2019 compared with 2018
	(in thousands)
Net sales
Americas	$593,418	$757,112	$682,261	(21.6)%	11.0%
Europe	351,287	393,194	319,677	(10.7)%	23.0%
Asia-Pacific	158,557	192,723	177,635	(17.7)%	8.5%
Net sales	$1,103,262	$1,343,029	$1,179,573	(17.9)%	13.9%

Net sales for 2020 compared with 2019

For fiscal year 2020, our net sales decreased $239.8 million (17.9%) compared to 2019. As discussed above, the decrease was primarily due to the impacts of COVID-19 resulting in lower sales volumes globally. Fluctuations in currency exchange rates had a positive impact on our year-over-year sales comparison of approximately $7.1 million, meaning that if currency levels had remained constant year over year our 2020 sales would have been lower by this amount. On a geographic basis, we experienced sales declines across all our regions. Sales in the Americas were down 21.6%, sales in Europe were down 10.7% as reported in U.S. dollars, and sales in our Asia-Pacific region were down 17.7%.

The sales decrease of 21.6% in the Americas in 2020 was due primarily to the impacts of COVID-19 and lower carpet tile sales volumes. On a market segment basis, the sales decrease in the Americas was most significant in the corporate office (down 33.8%), retail (down 34.8%), healthcare (down 15.2%) and education (down 8.3%) market segments, partially offset by increases in the residential living (up 23.8%) and public buildings (up 8.2%) market segments.

In Europe, net sales in the region decreased both in U.S. dollars (down 10.7%) and local currency (down 12.5%). The decrease in sales was due primarily to the impacts of COVID-19 and lower carpet tile sales volumes, partially offset by the strengthening of the Euro and British pound sterling against the U.S. dollar. On a market segment basis, the sales decrease in Europe was most significant in the corporate office (down 18.0%), hospitality (down 47.5%) and public buildings (down 14.2%) market segments, partially offset by increases in the transportation (up 40.3%), leisure (up 57.1%), healthcare (up 10.5%) and education (up 9.0%) market segments.

In the Asia-Pacific region, net sales decreased 17.7% primarily due to the impacts of COVID-19 and lower carpet tile sales volumes. This sales decrease was partially offset by the strengthening of the Chinese Renminbi against the U.S. dollar. On a market segment basis, the sales decrease in Asia-Pacific was most significant in the corporate office (down 21.4%), retail (down 43.2%), healthcare (down 32.6%), hospitality (down 34.3%) and public buildings (down 20.3%) market segments, partially offset by increases in the leisure (up 63.5%) and education (up 15.5%) market segments.

Net sales for 2019 compared with 2018

For 2019, our net sales increased $163.5 million (13.9%) compared to 2018. As discussed above, the 2019 period included revenue from the nora acquisition for the full fiscal year. The 2018 period included nora revenue only from the acquisition date on August 7, 2018 to the end of the 2018 fiscal year of $112.6 million during that stub period. The increase in net sales was primarily volume related and not materially impacted by changing prices. Fluctuations in currency exchange rates had a negative impact on our year-over-year sales comparison of approximately $26.2 million, meaning that if currency levels had remained constant year over year, our 2019 sales would have been higher by this amount. On a geographic basis, including the impact of the nora acquisition, we experienced sales growth across all of our regions. Sales in the Americas were up 11.0%, sales in Europe were up 23.0% as reported in U.S. dollars, and sales in Asia-Pacific were up 8.5%.

The sales increase of 11.0% in the Americas in 2019 was due primarily to the impact of the nora acquisition and growth from our LVT products. The legacy Americas carpet and LVT business grew approximately 3.6% for the year.  This increase in the legacy business was due to increased sales in the corporate office market segment (up 8.6%) as well as increases in the healthcare (up 18.2%) and education (up 7.6%) market segments.  These legacy sales increases were partially offset by a decline in the retail market segment (down 24.6%).

In Europe, sales in the region were up in both U.S. dollars (up 23.0%) and local currency (up 29.1%). This increase was due primarily to the impact of the nora acquisition and growth from our LVT products offset by weakening of the Euro and British pound sterling against the U.S. dollar. The legacy European carpet and LVT business declined 2.7% on a U.S. dollar basis, but grew 2.6% in local currency.  The sales growth in local currency in the legacy European business was most pronounced in the corporate office segment (up 6.9%). The decline in legacy sales on a U.S. dollars basis was primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar.

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

Cost and Expenses

The following table presents our overall cost of sales and selling, general and administrative (“SG&A”) expenses during the past three years:

	Fiscal Year			Percentage Change
	2020	2019	2018	2020 compared with 2019	2019 compared with 2018
	(in thousands)
Cost of sales	$692,688	$810,062	$749,690	(14.5)%	8.1%
Selling, general and administrative expenses	333,229	389,117	332,975	(14.4)%	16.9%

For 2020, our costs of sales decreased $117.4 million (14.5%) compared to 2019, primarily due to lower net sales. Currency translation had a $4.7 million (0.6%) negative impact on the year-over-year comparison. As a percentage of sales, our costs of sales increased to 62.8% in 2020 versus 60.3% in 2019, primarily due to changes in fixed cost absorption driven by lower production volumes due to the impact of COVID-19.

For 2019, our costs of sales increased $60.4 million (8.1%) compared with 2018. Included in 2019 are costs of sales for the acquired nora business for the full year, which includes purchase accounting amortization of $5.9 million related to acquired intangible assets. Fluctuations in currency exchange rates had a 1.8% positive impact on the year-over-year comparison. In absolute dollars, the increase in costs of sales was a result of higher sales for 2019 as compared to 2018, as well as the full year impact of the acquired nora business. As a percentage of sales, our costs of sales decreased to 60.3% in 2019 versus 63.6% in 2018. This decrease was primarily due to productivity initiatives and the nora non-recurring inventory step-up amortization which occurred in 2018, but did not recur in 2019.

For 2020, our SG&A expenses decreased $55.9 million (14.4%) versus 2019. Currency translation had a $1.5 million (0.4%) negative impact on the year-over-year comparison. SG&A expenses were lower in 2020 primarily due to (1) lower selling expenses of $54.8 million due to lower net sales, (2) $7.3 million of payroll expense credits related to COVID-19 wage support government assistance programs, and (3) $9.2 million lower performance-based compensation due to forfeitures and target performance measures not being met due to COVID-19. These reductions were partially offset by $12.9 million of severance expenses due to voluntary and involuntary separations, and a $5.0 million fine to settle the SEC matter as referenced in Item 8 Note 18 - “Commitments and Contingencies”. As a percentage of sales, SG&A expenses increased to 30.2% in 2020 versus 29.0% in 2019 primarily due to lower net sales.

For 2019, our SG&A expenses increased $56.1 million (16.9%) versus 2018. Included in the 2019 period were a full year of SG&A expenses for the acquired nora business versus only a stub period of approximately five months in 2018. Fluctuations in currency rates had a 1.5% favorable impact on SG&A expenses. The increase in SG&A expenses during the year was primarily due to (1) higher selling expenses for the full year impact in 2019 of the acquired nora business, (2) higher year-over-year legal expenses of $3.5 million related to the SEC matter discussed in Note 18 – “Commitments and Contingencies”, and (3) higher selling expenses related to bringing the Company’s global sales organization together for a meeting to accelerate the nora integration, advance our selling system transformation, and engage the sales force in the Company’s sustainability mission. These increases were partially offset by lower stock compensation expense of $5.8 million compared to prior year. As a percentage of sales, SG&A expenses increased to 29.0% in 2019 versus 28.2% in 2018.

Interest Expense

For 2020, our interest expense increased $3.6 million to $29.2 million, versus $25.6 million in 2019, primarily due to (1) a $3.6 million loss on extinguishment of debt to amend the Syndicated Credit Facility and repay a portion of outstanding indebtedness thereunder, and (2) a $3.9 million reclassification from accumulated other comprehensive income for deferred interest rate swap losses due to the termination of our interest rate swap contracts. These increases were partially offset by lower average interest rates on our borrowings under the Syndicated Credit Facility (our average borrowing rate for 2020 was 1.89% compared to 3.27% in 2019) and lower outstanding borrowings under the Syndicated Credit Facility compared to 2019.

For 2019, our interest expense increased $10.2 million to $25.6 million, versus $15.4 million in 2018. This increase was a result of higher outstanding borrowings incurred in August 2018 to complete the nora acquisition offset slightly by lower average interest rates on our borrowings (our average borrowing rate, including the impact of interest rate swaps, for 2019 was 3.27% as compared to 3.50% for 2018). Our interest rate swaps, entered into in 2017 and 2019, had approximately $0.2 million impact on interest expense for 2019.

Tax

For the year ended January 3, 2021, the Company recorded an income tax benefit of $7.5 million on pre-tax loss of $79.4 million resulting in an effective tax rate of 9.4%. The effective tax rate for this period was significantly impacted by a non-deductible goodwill impairment charge and recognition of income tax benefits related to uncertain tax positions taken in prior years on discontinued operations. Excluding the impact of the non-deductible goodwill impairment charge and recognition of income tax benefits related to uncertain tax positions on discontinued operations, the effective tax rate was 14.1% for 2020 compared to 22.2% in 2019. The decrease in the effective tax rate, excluding the goodwill impairment charge and recognition of income tax benefits related to uncertain tax positions on discontinued operations, was primarily due to the favorable impacts of amending prior year tax returns, retroactive election of the GILTI High-tax Exclusion in the 2019 tax return and reduction in non-deductible employee compensation. This decrease was partially offset by the non-deductible SEC penalty.

Our effective tax rate in 2019 was 22.2%, compared with an effective tax rate of 8.6% in 2018. The increase in our effective tax rate in 2019 compared to 2018 was primarily due to a nonrecurring $6.7 million tax benefit realized in 2018 related to the impacts of the U.S. Tax Cuts and Jobs Act enacted into law in 2017. In addition, there was a net increase in our effective tax rate in 2019 due to less U.S. federal and foreign tax credits which was partially offset by a reduction in non-deductible expenses, favorable change in unrecognized tax benefits and a higher portion of income earned in foreign jurisdictions not subject to U.S. state income taxes.

Liquidity and Capital Resources

General

In our business, we require cash and other liquid assets primarily to purchase raw materials and to pay other manufacturing costs, in addition to funding normal course SG&A expenses, anticipated capital expenditures, interest expense and potential special projects. We generate our cash and other liquidity requirements primarily from our operations and from borrowings or letters of credit under our Syndicated Credit Facility and Senior Notes discussed below. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months.

Historically, we use more cash in the first half of the fiscal year, as we pay insurance premiums, taxes and incentive compensation and build up inventory in preparation for the holiday/vacation season of our international operations.

At January 3, 2021, we had $103.1 million in cash. Approximately $1.7 million of this cash was located in the U.S., and the remaining $101.4 million was located outside of the U.S. The cash located outside of the U.S. is indefinitely reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs, particularly for working capital needs and capital expenditure requirements in Europe, Asia, and Australia, support our assertion that a portion of our cash in foreign locations will be reinvested and remittance will be postponed indefinitely. Of the $101.4 million of cash in foreign jurisdictions, approximately $13.7 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for foreign withholding and U.S. state income taxes on these amounts in accordance with applicable accounting standards.

As of January 3, 2021, we had $285.2 million of borrowings outstanding under our Syndicated Credit Facility, of which $282.2 million were term loan borrowings and $3.0 million were revolving loan borrowings. Additionally, $1.6 million in letters of credit were outstanding under the Syndicated Credit Facility at the end of fiscal year 2020. As of January 3, 2021, we had additional borrowing capacity of $295.4 million under the Syndicated Credit Facility and $6.0 million of additional borrowing capacity under our other credit facilities in place at other non-U.S. subsidiaries.

On November 17, 2020, we issued $300 million aggregate principal amount of 5.50% Senior Notes due 2028 (the “Senior Notes”), which are discussed further below. As of January 3, 2021, we had $300.0 million of Senior Notes outstanding.

We have approximately $81.2 million in contractual cash obligations due by the end of fiscal year 2021, which includes, among other things, pension cash contributions, interest payments on our debt and lease commitments. Based on current interest rates and debt levels, we expect our aggregate interest expense for 2021 to be between $32 million and $33 million. We estimate aggregate capital expenditures in 2021 to be approximately $30 million, although we are not committed to these amounts.

It is important for you to consider that we have a significant amount of indebtedness. Our Syndicated Credit Facility matures in November of 2025 and the Senior Notes, as discussed below, mature in December 2028. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms, or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

It is also important for you to consider that borrowings under our Syndicated Credit Facility comprise a substantial portion of our indebtedness, and that these borrowings are based on variable interest rates (as described below) that expose the Company to the risk that short-term interest may increase. During 2020, we entered into fixed rate Senior Notes (as described below) which reduced the amount of indebtedness subject to interest rate risk. In the fourth quarter of 2020, we terminated our interest rate swaps that were previously being used to fix a portion of our variable rate debt. For information regarding the current variable interest rates of these borrowings, the potential impact on our interest expense from hypothetical increases in short term interest rates, and the interest rate swap transaction, please see the discussion in Item 7A of this Report.

Syndicated Credit Facility

On August 7, 2018, we amended and restated our Syndicated Credit Facility (the “Facility”) in connection with the nora acquisition. The purpose of the amended and restated Facility was to fund the nora purchase price and related fees and expenses of the acquisition, and to increase the credit available to us and our subsidiaries following the closing of the nora acquisition in view of the larger enterprise.

On December 18, 2019, the Company again amended the Facility, with certain of its wholly-owned foreign subsidiaries as co-borrowers. The primary purpose of this amendment was to allow the Company to make various intercompany transactions.

On July 15, 2020 and November 17, 2020, the Company entered into the second and third amendments, respectively, to its Facility. The primary purpose of the second amendment was to provide the Company with a less restrictive consolidated net leverage ratio covenant in response to the COVID-19 pandemic. The primary purpose of the third amendment was to extend the maturity date of the Facility to November 2025, replace the consolidated net leverage ratio covenant with a consolidated secured net leverage ratio, and modify various interest rate provisions. See Note 9 – “Long-Term Debt” in Item 8 of this Report for additional information.

At January 3, 2021, the Facility provides the Company and certain of its subsidiaries with a multicurrency revolving loan facility up to $300 million, as well as other U.S. denominated and multicurrency term loans.

In connection with the 2018 amendment to the Facility as discussed above, we recorded $8.8 million of debt issuance costs associated with the new term loans that are reflected as a reduction of long-term debt. In connection with the second and third amendments to the Facility as discussed above, the Company recorded debt issuance costs of $1.5 million and $0.9 million, respectively. These debt issuance costs were allocated between term and revolving loans and a portion recorded as a reduction of long-term debt ($1.1 million) for the term loans and other assets ($1.3 million) for the revolving loans, in accordance with applicable accounting standards. As of January 3, 2021, total outstanding debt issuance costs were $10.6 million.

Interest Rates and Fees

Under the Facility, interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 2.00%, depending on the Company’s consolidated net leverage ratio (as defined in the Facility agreement) as of the most recently completed fiscal quarter. Interest on Eurocurrency-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 3.00% over the applicable Eurocurrency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter.  In addition, the Company pays a commitment fee ranging from 0.20% to 0.40% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

Covenants

The Facility contains standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants limit our ability to:

•create or incur liens on assets;
•make acquisitions of or investments in businesses (in excess of certain specified amounts);
•engage in any material line of business substantially different from the Company’s current lines of business;
•incur indebtedness or contingent obligations;
•sell or dispose of assets (in excess of certain specified amounts);
•pay dividends or repurchase our stock (in excess of certain specified amounts);
•repay other indebtedness prior to maturity unless we meet certain conditions; and
•enter into sale and leaseback transactions.

The Facility also requires us to remain in compliance with the following financial covenants as of the end of each fiscal quarter, based on our consolidated results for the year then ended:

•Consolidated Secured Net Leverage Ratio: Must be no greater than 3.00:1.00.
•Consolidated Interest Coverage Ratio: Must be no less than 2.25:1.00.

Events of Default

If we breach or fail to perform any of the affirmative or negative covenants under the Facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc. or certain subsidiaries, or if we breach or fail to perform any covenant or agreement contained in any instrument relating to any of our other indebtedness exceeding $20 million), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ Administrative Agent may, and upon the written request of a specified percentage of the lender group shall:

•declare all commitments of the lenders under the facility terminated;
•declare all amounts outstanding or accrued thereunder immediately due and payable; and
•exercise other rights and remedies available to them under the agreement and applicable law.

Collateral

Pursuant to a Second Amended and Restated Security and Pledge Agreement, the Facility is secured by substantially all of the assets of Interface, Inc. and our domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ Administrative Agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

 As of January 3, 2021, we had outstanding $282.2 million of term loan borrowing and $3.0 million of revolving loan borrowings under the Facility, and had $1.6 million in letters of credit outstanding under the Facility. As of January 3, 2021, the weighted average interest rate on borrowings outstanding under the Facility was 1.89%.

Under the Facility, we are required to make quarterly amortization payments of the term loan borrowings, which commenced in the fourth quarter of 2018. The amortization payments are due on the last day of the calendar quarter.

We are currently in compliance with all covenants under the Facility and anticipate that we will remain in compliance with the covenants for the foreseeable future.

In the third quarter of 2017 and first quarter of 2019, we entered into interest rate swap transactions that fixed the variable interest rate with respect to $100 million and $150 million, respectively, of the term loan borrowings then outstanding under the Syndicated Credit Facility. In the fourth quarter of 2020, we terminated both interest rate swaps and paid approximately $13 million to terminate the swap agreements. For additional information on interest rates, please see Item 7A and Note 9 entitled “Long-Term Debt” in Item 8 of this Report.

Senior Notes

On November 17, 2020, the Company issued $300 million aggregate principal amount of 5.50% Senior Notes due 2028. The Senior Notes bear an interest rate at 5.50% per annum and mature on December 1, 2028. Interest is paid semi-annually on June 1 and December 1 of each year, beginning on June 1, 2021. The Company used the net proceeds to repay $269.7 million of outstanding term loan borrowings and $21.0 million of outstanding revolving loan borrowings under the Facility. In connection with the issuance of the Senior Notes, the Company recorded $5.7 million of debt issuance costs. These debt issuance costs were recorded as a reduction of long-term debt in the consolidated balance sheets and will be amortized over the life of the outstanding debt.

The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its existing Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $548 million for fiscal year 2020. Total indebtedness of the non-guarantor subsidiaries was approximately $88 million as of January 3, 2021. The Senior Notes can be redeemed on or after December 1, 2023 at specified redemption prices. See Note 9 - entitled “Long-Term Debt” in Item 8 of this report for additional information.

Analysis of Cash Flows

The following table presents a summary of cash flows for fiscal years 2020, 2019, and 2018:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$119,070	$141,768	$91,767
Investing activities	(61,689)	(74,222)	(455,685)
Financing activities	(42,715)	(66,677)	361,526
Effect of exchange rate changes on cash	7,086	(557)	(3,656)
Net change in cash and cash equivalents	21,752	312	(6,048)
Cash and cash equivalents at beginning of period	81,301	80,989	87,037
Cash and cash equivalents at end of period	$103,053	$81,301	$80,989

We ended 2020 with $103.1 million in cash, an increase of $21.8 million during the year. The increase was primarily due to the following:

•Cash provided by operating activities was $119.1 million for 2020, which represents a decrease of $22.7 million compared to 2019. The decrease was primarily due to lower net income due to the impacts of COVID-19, offset by working capital sources of cash, specifically a decrease in accounts receivable of $40.1 million, lower inventories of $38.7 million and lower prepaid and other expenses of $13.0 million. These sources of cash were offset by a $60.9 million use of cash in accounts payable and accrued expenses to fund normal operations.

•Cash used in investing activities was $61.7 million for 2020, which represents a decrease of $12.5 million from 2019. The decrease was primarily due to lower capital expenditures compared to 2019 due to fewer project demands and lower capital investment as a result of the impacts of COVID-19.

•Cash used in financing activities was $42.7 million for 2020, which represents a decrease of $24.0 million compared to 2019. Financing activities for 2020 include higher loan borrowings of $320.0 million due to the issuance of $300 million of Senior Notes, offset by (1) higher repayments of revolving and term loan borrowings as the proceeds from the issuance of the Senior Notes were used to repay $290.7 million of outstanding term and revolving loan borrowings under the Syndicated Credit Facility and (2) a decrease in dividends paid of $9.8 million.

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

Funding Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table discloses aggregate information about our contractual obligations and the periods in which payments are due. The amounts and time periods are measured from January 3, 2021.

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations(1)	$585,215	$15,319	$30,638	$239,258	$300,000
Operating and Finance Lease Obligations(2)	143,198	20,653	30,457	21,344	70,744
Expected Interest Payments(3)	160,257	23,439	45,729	41,589	49,500
Unconditional Purchase Obligations(4)	14,529	14,529	—	—	—
Pension Cash Obligations(5)	36,923	7,262	6,315	6,624	16,722
Total Contractual Cash Obligations(6)	$940,122	$81,202	$113,139	$308,815	$436,966

(1)Total long-term debt in the consolidated balance sheet includes a reduction for unamortized debt issuance costs of $8.6 million which are excluded from the long-term debt obligations in the table above. The table above includes $15.3 million classified as the current portion of long-term debt in the consolidated balance sheet of January 3, 2021.

(2)Operating and finance lease obligations represent undiscounted future lease payments.

(3)Expected interest payments to be made in future periods reflect anticipated interest payments related to the $300.0 million of 5.50% Senior Notes due 2028 outstanding, $282.2 million of Term Loan borrowings outstanding and the $3.0 million of revolving loan borrowings outstanding under our Syndicated Credit Facility as of January 3, 2021. We have also assumed in the presentation above that these borrowings will remain outstanding until maturity with the exception of the required amortization payments for our term loan borrowings.

(4)Unconditional purchase obligations do not include unconditional purchase obligations that are included as liabilities in our consolidated balance sheet. Our capital expenditure commitments of approximately $9.6 million are included in the table above.

(5)We have three foreign defined benefit plans and a domestic salary continuation plan. Our domestic salary continuation plan and the nora plan are unfunded plans, and we do not currently have any commitments to make contributions to these plans. However, the table above includes the expected benefit payments for these unfunded plans which will be paid by the Company. We use insurance instruments to hedge our exposure under the salary continuation plan. Contributions to our other employee benefit plans are at our discretion. The above table does not reflect expected benefit payments for two of our funded foreign defined benefit plans of approximately $114.8 million, which will be paid by the plans over the next ten years.

(6)The above table does not reflect unrecognized tax benefits of $10.8 million, the timing of which payments are uncertain. See Note 17 entitled “Income Taxes” in Item 8 of this Report for further information.

Forward-Looking Statement on Impact of COVID-19

While we are aggressively managing our response to the COVID-19 pandemic, its impacts on our full year fiscal 2021 results and beyond are uncertain. We believe the most significant elements of uncertainty are (1) the intensity and duration of the impact on construction, renovation, and remodeling; (2) corporate, government, and consumer spending levels and sentiment; and (3) the ability of our sales channels, supply chain, manufacturing, and distribution partners to continue operating through disruptions. Any or all of these factors could negatively impact our financial position, results of operations, cash flows, and outlook. As the impact of the COVID-19 pandemic continues to affect companies with global operations, we anticipate that our business and results in the first quarter of 2021 will continue to be adversely affected, and the timeline and pace of recovery is uncertain. Due to customary seasonality and the impact of COVID-19, we anticipate a sequential decrease in revenue and operating income in the first quarter of fiscal year 2021 compared with the fourth quarter of 2020.

During 2020, the Company implemented several cost reduction and avoidance initiatives to align with anticipated customer demand, including a voluntary employee separation program, temporary employee furloughs and other time-and-pay reduction programs, involuntary employee separations where necessary to streamline roles and responsibilities, and various other cost reducing initiatives. The Company also suspended merit-based salary increases, as well as its 401(k) and Non-Qualified Savings Plan (NSP) matching contributions, and benefited from lower than originally anticipated performance-based compensation and variable compensation for 2020. In addition, the Company reduced its capital spending plans.

In January 2021, the Company resumed its 401(k) and NSP matching contributions on a prospective basis, as well as customary merit-based salary increases for fiscal year 2021. The Company will also establish new performance-based compensation and variable compensation targets for fiscal year 2021. All of these items will increase costs compared to fiscal year 2020.

Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including the uncertainty of COVID-19 and its impact on global operations, raw material availability and cost, demand for our products, and other factors described in “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of January 3, 2021, and December 29, 2019, we had state net operating loss carryforwards of $142.7 million and $87.6 million, respectively. Certain of these state net operating loss carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2020 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

Goodwill. Prior to the adoption of ASU 2017-04 “Intangibles-Goodwill and Other”, we tested goodwill for impairment at least annually using a two-step approach. In the first step of this approach, we prepared valuations of reporting units, using both a market comparable approach and an income approach, and those valuations are compared with the respective book values of the reporting units to determine whether any goodwill impairment exists. In preparing the valuations, past, present and expected future performance is considered. If impairment was indicated in this first step of the test, a step two valuation approach was performed. The step two valuation approach compared the implied fair value of goodwill to the book value of goodwill. The implied fair value of goodwill was determined by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, including both recognized and unrecognized intangible assets, in the same manner as goodwill is determined in a business combination under applicable accounting standards. After completion of this step two test, a loss was recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill. If the actual fair value of the goodwill was determined to be less than that estimated, an additional write-down may be required.

 On December 30, 2019, the Company adopted Accounting Standards Update 2017-04, “Intangibles - Goodwill and Other,” that provides for the elimination of Step 2 from the goodwill impairment test. Under the new guidance, impairment charges are recognized to the extent the carrying amount of a reporting unit exceeds its fair value with certain limitations.

In accordance with applicable accounting standards, the Company tests goodwill for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarters of 2020, 2019 and 2018, we performed the annual goodwill impairment test. We perform this test at the reporting unit level. For our reporting units which carried a goodwill balance as of January 3, 2021, no impairment of goodwill was indicated. As of January 3, 2021, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed. However, the full extent of the future impact of COVID-19 on the Company’s operations is uncertain, and a prolonged COVID-19 pandemic could result in additional impairment of goodwill.

Inventories. We determine the value of inventories using the lower of cost or net realizable value. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on January 3, 2021 and December 29, 2019, was $35.0 million and $28.3 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2020 net income would be higher or lower by approximately $3.2 million, on an after-tax basis.

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

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(55.8)
1% decrease in actuarial assumption for discount rate	72.0

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(3.5)
1% decrease in actuarial assumption for discount rate	4.3

Allowances for Expected Credit Losses. We maintain allowances for expected credit losses resulting from the inability of customers to make required payments. Estimating the amount of future expected losses requires us to consider historical losses from our customers, as well as current market conditions and future forecasts of our customers’ ability to make payments for goods and services. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for expected credit losses on January 3, 2021 and December 29, 2019, was $6.6 million and $3.8 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2020 net income would be higher or lower by approximately $0.6 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. Similar limited warranties are provided on certain attributes of our rubber and LVT products, typically for a period of 5 to 15 years. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and periodically adjust these provisions to reflect changes in actual experience. Our warranty and sales allowance reserve on January 3, 2021 and December 29, 2019, was $3.2 million and $3.9 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2020 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

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

The most significant of the fair value estimates is related to intangible assets not subject to amortization and intangible assets subject to amortization. We acquired $103.3 million of intangible assets in connection with the nora acquisition. This amount of intangible assets was determined based primarily on nora’s projected cash flows. The projected cash flows include various assumptions, including the timing of projects embedded in backlog, success in securing future business, profitability of the business, and the appropriate risk-adjusted discount rate used to discount the projected cash flows. At January 3, 2021 intangible assets, net of amortization and impairments, were approximately $87.7 million. The final residual value assigned to goodwill related to the nora acquisition was $201.9 million, at the acquisition date exchange rate. We completed our final valuation of the assets acquired and liabilities assumed at the acquisition date in the second quarter of 2019. At January 3, 2021, goodwill, net of impairments, was $165.8 million.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements

Please see Note 2 entitled “Recent Accounting Pronouncements” in Item 8 of this Report for discussion of these items.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on certain of our debt. To mitigate the impact of fluctuations in interest rates, our management monitors interest rates and has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters, subject to approval by our Board of Directors. In 2017 and 2019, the Company entered into interest rate swap transactions with regard to a portion of its term loan debt. The Company’s interest rate swaps were designated and qualified as cash flow hedges of forecasted interest payments. Both of the Company’s interest rate swaps were terminated in the fourth quarter of 2020.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Northern Ireland, the Netherlands, Germany, China, Thailand and Australia, and sell our products in more than 100 countries. As a result, our financial results have been, and could be, significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the Euro, British pound sterling, Canadian dollar, Australian dollar, Thai baht and Chinese Renminbi. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position.

At January 3, 2021, we recognized a $52.8 million decrease in our accumulated other comprehensive loss – foreign currency translation adjustment account compared with December 29, 2019, because of the strengthening of the Euro, British pound sterling, Australian dollar, and Chinese Renminbi against the U.S. dollar in 2020.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at January 3, 2021. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

As discussed above, our Syndicated Credit Facility is comprised of a combination of term loan and revolving loan borrowings. The following table summarizes our market risks associated with our variable rate debt obligations under the Syndicated Credit Facility as of January 3, 2021. For debt obligations, the table presents principal cash flows by year of maturity.

Rate-Sensitive Liabilities	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(in thousands)
Long-term Debt:
Variable Rate	$15,319	$15,319	$15,319	$15,319	$223,939	$285,215	$285,215
Fixed Rate	$—	$—	$—	$—	$300,000	$300,000	$315,999

Our weighted average interest rate, including the effect of any active interest rate swaps, for our outstanding borrowings under the Syndicated Credit Facility as of January 3, 2021 and December 29, 2019 was 1.89% and 3.27%, respectively.

An increase in our effective interest rate of 1% on our variable rate debt would increase annual interest expense by approximately $2.9 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should continue to manage such exposures through any future interest rate swap transactions. Based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $13.2 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $9.9 million.

Foreign Currency Exchange Rate Risk

As of January 3, 2021, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of $11.9 million or an increase in the fair value of our financial instruments of $14.6 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	FISCAL YEAR
	2020	2019	2018
Net sales	$1,103,262	$1,343,029	$1,179,573
Cost of sales	692,688	810,062	749,690
Gross profit on sales	410,574	532,967	429,883

Selling, general and administrative expenses	333,229	389,117	332,975
Restructuring, asset impairment and other charges	(4,626)	12,947	20,529
Goodwill and intangible asset impairment charge	121,258	—	—

Operating income (loss)	(39,287)	130,903	76,379

Interest expense	29,244	25,656	15,436
Other expense	10,889	3,431	5,952

Income (loss) before income tax expense	(79,420)	101,816	54,991
Income tax expense (benefit)	(7,491)	22,616	4,738

Net income (loss)	$(71,929)	$79,200	$50,253

Net income (loss) per share – basic	$(1.23)	$1.34	$0.84
Net income (loss) per share – diluted	$(1.23)	$1.34	$0.84

Basic weighted average common shares outstanding	58,547	58,943	59,544
Diluted weighted average common shares outstanding	58,547	58,948	59,566

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	FISCAL YEAR
	2020	2019	2018
Net income (loss)	$(71,929)	$79,200	$50,253
Other comprehensive income (loss), after tax
Foreign currency translation adjustment	52,808	(11,652)	(22,544)
Cash flow hedge gain (loss)	(2,027)	(5,489)	422
Pension liability adjustment	(12,588)	(13,090)	12,944

Comprehensive income (loss)	$(33,736)	$48,969	$41,075

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	END OF FISCAL YEAR
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$103,053	$81,301
Accounts receivable, net	139,869	177,482
Inventories, net	228,725	253,584
Prepaid expenses and other current assets	23,747	35,768
Total current assets	495,394	548,135
Property, plant and equipment, net	359,036	324,585
Operating lease right-of-use assets	98,013	107,044
Deferred tax asset	18,175	19,683
Goodwill and intangibles, net	253,536	346,474
Other assets	81,857	77,128

Total assets	$1,306,011	$1,423,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$58,687	$75,687
Accrued expenses	105,739	140,652
Current portion of operating lease liabilities	13,555	15,914
Current portion of long-term debt	15,319	31,022
Total current liabilities	193,300	263,275
Long-term debt	561,251	565,178
Operating lease liabilities	86,468	91,829
Deferred income taxes	34,307	35,550
Other long-term liabilities	104,147	99,015

Total liabilities	979,473	1,054,847

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at January 3, 2021 and December 29, 2019	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,664 and 58,416 shares issued and outstanding at January 3, 2021 and December 29, 2019, respectively	5,865	5,842
Additional paid-in capital	247,920	250,306
Retained earnings	208,562	286,056
Accumulated other comprehensive loss – foreign currency translation	(60,331)	(113,139)
Accumulated other comprehensive loss – cash flow hedge	(6,190)	(4,163)
Accumulated other comprehensive loss – pension liability	(69,288)	(56,700)

Total shareholders’ equity	326,538	368,202

Total liabilities and shareholders’ equity	$1,306,011	$1,423,049

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FISCAL YEAR
	2020	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(71,929)	$79,200	$50,253
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	45,920	44,932	39,084
Stock compensation amortization expense (benefit)	(502)	8,691	14,496
Loss on disposal of fixed assets	4,996	—	8,569
Enactment of U.S. Tax Cuts and Jobs Act benefit	—	—	(6,739)
Bad debt expense	3,843	1,206	222
Deferred income taxes and other	(20,794)	(9,497)	(11,709)
Amortization of acquired intangible assets	5,457	5,903	5,387
Amortization of acquired inventory step-up	—	—	26,666
Goodwill and intangible asset impairment	121,258	—	—
Working capital changes:
Accounts receivable	40,090	(930)	(10,113)
Inventories	38,667	2,573	(18,784)
Prepaid expenses and other current assets	12,967	(9,691)	(15,501)
Accounts payable and accrued expenses	(60,903)	19,381	9,936
Cash provided by operating activities	119,070	141,768	91,767

INVESTING ACTIVITIES:
Capital expenditures	(62,949)	(74,647)	(54,857)
Cash paid for business, net of cash acquired	—	—	(400,697)
Other	1,260	425	(131)
Cash used in investing activities	(61,689)	(74,222)	(455,685)

FINANCING ACTIVITIES:
Revolving loan borrowing	110,000	90,000	17,000
Revolving loan repayments	(131,024)	(87,664)	(64,504)
Term loan borrowing	—	—	462,847
Term loan repayments	(304,425)	(24,028)	(14,162)
Proceeds from issuance of Senior Notes due 2028	300,000	—	—
Repurchase of common stock	—	(25,154)	(14,485)
Dividends paid	(5,565)	(15,358)	(15,471)
Tax withholding payments for share-based compensation	(1,511)	(3,278)	(1,187)
Debt issuance costs	(7,896)	—	(8,806)
Payments for debt extinguishment costs	(660)	—	—
Proceeds from issuance of common stock	93	60	294
Finance lease payments	(1,727)	(1,255)	—
Cash provided by (used in) financing activities	(42,715)	(66,677)	361,526

Net cash provided by (used in) operating, investing and financing activities	14,666	869	(2,392)
Effect of exchange rate changes on cash	7,086	(557)	(3,656)

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	21,752	312	(6,048)
Balance, beginning of year	81,301	80,989	87,037

Balance, end of year	$103,053	$81,301	$80,989

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

Risks and Uncertainties

The World Health Organization declared the COVID-19 outbreak a pandemic, and many companies have experienced disruptions in their operations. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that, except for the goodwill and intangible asset impairment discussed in Note 12 entitled “Goodwill and Intangible Assets,” the decline in 2020 revenue, and its consequent impacts on production volume, operating income, net income, cash flows, and order rates, there were no other material adverse impacts on the Company’s results of operations and financial position at January 3, 2021. The Company’s Syndicated Credit Facility has various financial and other covenants including, but not limited to, a covenant to not exceed a maximum net debt to EBITDA ratio, as defined by the credit facility agreement. On July 15, 2020 and November 17, 2020, the Company amended its Syndicated Credit Facility; see Note 9 entitled “Long-Term Debt” for additional information. The full extent of the future impact of COVID-19 on the Company’s operations is uncertain. A prolonged COVID-19 pandemic may continue to have a material adverse impact on our operations, financial condition, and supply chains. It may negatively impact our ability to collect outstanding receivables, manage inventory, and service customers. The impact of COVID-19 could result in additional impairment losses related to goodwill, intangible assets, and property, plant and equipment.

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

COVID-19 Impact

We continue to monitor our operations and have implemented various programs to mitigate the effects of COVID-19 on our business including reductions in employee headcount, labor costs, marketing expenses, consulting spend, travel costs, various other costs, and capital expenditures, as well as suspending and reducing shifts in our production facilities, temporarily furloughing employees, and implementing other cost reduction or avoidance initiatives. Government grants and payroll protection programs are available globally to provide assistance to companies impacted by the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in the United States (see Note 17 entitled “Income Taxes” for additional information) and a payroll protection program enacted in the Netherlands (the “NOW Program”) provide benefits related to payroll costs either as reimbursements, lower payroll tax rates or deferral of payroll tax payments. The NOW Program provides eligible companies with reimbursement of labor costs as an incentive to retain employees on the payroll. During fiscal year 2020, the Company recognized benefits under several payroll protection programs as reductions to payroll costs.

Revenue Recognition

Revenue from contracts with customers is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

Revenue Recognized from Contracts with Customers

Contracts with customers typically take the form of invoices for purchase of materials from the Company. Customer payment terms vary by region and are typically less than 60 days. The performance obligation is the delivery of these materials to the customer’s control. During 2020, 2019 and 2018, approximately 98%, 98% and 97% of the Company’s total revenue, respectively, was produced from the sale of carpet, resilient flooring, rubber flooring, and related products (TacTiles installation materials, etc.) and the revenue from sales of these products is recognized upon shipment, or in certain cases, upon delivery to the customer.  The transaction price for these sales is readily identifiable. The remaining revenue for 2020, 2019 and 2018 of 2%, 2% and 3%, respectively, was generated from the installation of carpet and other flooring-related material.

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

The Company does not record taxes collected from customers and remitted to governmental authorities within revenues. The Company records such taxes collected as a liability on our consolidated balance sheets.

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

For the Company’s installation business, the sales of carpet and other flooring materials and installation services are separate deliverables which under the revenue recognition requirements should be characterized as separate performance obligations. The nature of the installation projects is such that the vast majority – an amount in excess of 85% of these installation projects – are completed in less than 5 days. The Company’s largest installation customers are retail and corporate customers, and these are on a project-by-project basis and are short-term installations. The Company has evaluated these projects at the end of the reporting period and recorded revenue in accordance with the accounting standards for projects which were underway as of the end of 2020.

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

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative (“SG&A”) expenses and cost of sales in the consolidated statements of operations. Research and development expense was $18.6 million, $17.8 million, and $16.4 million for the years 2020, 2019 and 2018, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. Significant concentrations of credit risk may arise from the Company’s cash maintained at various banks, as from time to time cash balances may exceed the FDIC limits. The Company did not hold any significant amounts of cash equivalents and short-term investments at January 3, 2021 and December 29, 2019.

Cash payments for interest amounted to approximately $32.0 million, $22.7 million, and $13.8 million for the years 2020, 2019, and 2018, respectively. 2020 includes cash payments of $12.5 million to terminate the Company’s interest rate swap liabilities. Income tax payments amounted to approximately $19.3 million, $34.8 million and $29.5 million for the years 2020, 2019 and 2018, respectively. During the years 2020, 2019 and 2018, the Company received income tax refunds of $7.5 million, $1.9 million and $0.8 million, respectively.

Allowances for Expected Credit Losses

The Company maintains allowances for expected credit losses for estimated losses resulting from the inability of customers to make required payments. Estimating the amount of future expected losses requires the Company to consider historical losses from our customers, as well as current market conditions and future forecasts of our customers’ ability to make payments for goods and services. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that the Company is unable to collect may be different than the amount initially estimated.

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

Leases

The Company records a right-of-use asset and lease liability for operating and finance leases once a contract that contains a lease is executed and the Company has the right to control the use of the leased asset. The right-of-use asset is measured as the present value of the lease obligation. The discount rate used to calculate the present value of the lease liability is the Company’s incremental borrowing rate, which is based on the estimated rate for a fully collateralized borrowing that fully amortizes over a similar lease term at the commencement date and for the applicable geographical region.
The Company made an accounting policy election to exclude leases with an initial term of 12 months or less from the calculation of the right-of-use asset and lease liability recorded on the consolidated balance sheets. These leases primarily represent month-to-month operating leases for office equipment where we were reasonably certain that we would not elect an option to extend the lease. The Company also made an accounting policy election not to separate lease and non-lease components for all asset classes and will account for the lease payments as a single component.

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs on qualifying expenditures of approximately $1.9 million, $2.1 million, and $0.7 million for the fiscal years 2020, 2019 and 2018, respectively. Depreciation expense amounted to approximately $42.4 million, $41.5 million, and $37.6 million for the years 2020, 2019, and 2018 respectively.

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

Goodwill and Intangible Assets

In accordance with applicable accounting standards, the Company tests goodwill for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarters of 2020, 2019 and 2018, the Company performed the annual goodwill impairment test. In addition, during the first quarter of 2020—primarily due to anticipated impacts of the COVID-19 pandemic—the Company determined that there were indicators of impairment, and the Company proceeded with a goodwill impairment test as of the end of the first quarter. The Company tests goodwill at the reporting unit level, which is one level below the reporting segment level. In performing the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered.

On December 30, 2019, the Company adopted Accounting Standards Update 2017-04, “Intangibles - Goodwill and Other,” that provides for the elimination of Step 2 from the goodwill impairment test. Under the new guidance, impairment charges are recognized to the extent the carrying amount of a reporting unit exceeds its fair value with certain limitations. The Company used a consistent methodology in performing both the annual goodwill impairment tests and the goodwill impairment test as of the end of the first quarter of 2020. See Note 12 entitled “Goodwill and Intangible Assets” for additional information.

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

The Company records a provision related to warranty costs based on historical experience and periodically adjusts these provisions to reflect changes in actual experience. Warranty and sales allowance reserves amounted to $3.2 million and $3.9 million as of January 3, 2021 and December 29, 2019, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results. For further information, see Note 17 entitled “Income Taxes.”

Fair Values of Financial Instruments

Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity. Fair values of debt are based on quoted market prices or pricing models using current market rates and classified as level 2 within the fair value hierarchy. See Note 5 entitled “Fair Value of Financial Instruments” for further information.

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign exchange translation gains (losses) were $52.8 million, $(11.7) million, and $(22.5) million for the years 2020, 2019 and 2018, respectively.

Earnings per Share

Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. See Note 15 entitled “Earnings Per Share” for additional information.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 14 entitled “Shareholders' Equity.”

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. However, there were no stock options granted in 2020, 2019 or 2018.

The Company recognizes expense related to its restricted stock and performance share grants based on the grant date fair value of the shares awarded, as determined by its market price at date of grant.

Derivative Financial Instruments

Derivatives are recognized on the balance sheet at fair value. For derivatives that meet the criteria as designated cash flow hedges, the changes in the fair value of the derivative are recognized in other comprehensive income (or other comprehensive loss) until the hedged item is recognized in earnings. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings each period. Derivative liabilities are recorded in accrued expenses and derivative assets are recorded in other current assets in the consolidated balance sheets. Cash flows from all derivative instruments, including those not designated as hedging instruments, are classified in the same category as the cash flows from the items being hedged.

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

Change in Accounting Principle

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Share Based Payment Accounting,” to simplify the accounting for share based payment transactions. We previously adopted the provisions of this ASU in fiscal year 2017 and noted at that time that we would apply the policy election to estimate forfeitures of share based awards and reduce stock compensation expense based on that estimate. On December 30, 2019, the Company elected to change its forfeiture method related to share based awards and will now account for forfeitures as they occur, as allowed by ASU 2016-09. The Company believes that this change is preferable because it achieves better correlation of stock compensation expense with the requisite service period. The cumulative impact of this change did not have a material effect on the Company’s consolidated financial statements. As a result, the cumulative effect of $1.4 million was recognized in SG&A expenses within the consolidated statement of operations in 2020. Since the impact of this change is not material, prior period amounts were not retrospectively adjusted.

Reclassifications

In fiscal year 2020, the Company made certain classification and presentation changes related to customer service and other costs. Previously, these costs were presented as a component of cost of sales. Beginning in fiscal year 2020, these costs are presented as a component of SG&A expense. The Company determined that this change better reflects how management views and operates the business. Reclassifications of the comparative prior year 2019 and 2018 amounts have been made to conform to the current presentation as follows:

	Fiscal Year 2019
Statement of Operations Line Item	As Reported	Reclassification	As Reclassified
	(in thousands)
Cost of sales	$817,575	$(7,513)	$810,062
Selling, general and administrative expenses	381,604	7,513	389,117
Total	$1,199,179	$—	$1,199,179

	Fiscal Year 2018
Statement of Operations Line Item	As Reported	Reclassification	As Reclassified
	(in thousands)
Cost of sales	$755,216	$(5,526)	$749,690
Selling, general and administrative expenses	327,449	5,526	332,975
Total	$1,082,665	$—	$1,082,665

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2020,” “2019,” and “2018,” mean the fiscal years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. Fiscal year 2020 includes 53 weeks, and 2019 and 2018 were each comprised of 52 weeks.

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

On December 30, 2019, the Company adopted ASU 2017-04, “Intangibles - Goodwill and Other,” that provides for the elimination of Step 2 from the goodwill impairment test. Under the new guidance, impairment charges are recognized to the extent the carrying amount of a reporting unit exceeds its fair value with certain limitations. See Note 12 entitled “Goodwill and Intangible Assets” for additional information.

On December 30, 2019, the Company adopted ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.

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

NOTE 3 – REVENUE RECOGNITION

Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 98%, 98% and 97% of total revenue for 2020, 2019 and 2018, respectively. The remaining 2%, 2% and 3% of revenue was generated from the installation of carpet and other flooring-related material in 2020, 2019 and 2018, respectively.

Disaggregation of Revenue

For fiscal years 2020, 2019 and 2018, revenue from the Company’s customers is broken down by geography as follows:

	Fiscal Year
Geography	2020	2019	2018
Americas	53.8%	56.4%	57.8%
Europe	31.8%	29.3%	27.1%
Asia-Pacific	14.4%	14.3%	15.1%

NOTE 4 – RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for expected credit losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 3, 2021 and December 29, 2019, the allowance for expected credit losses amounted to $6.6 million and $3.8 million, respectively, for all accounts receivable of the Company. Reserves for warranty and returns allowances amounted to $3.2 million and $3.9 million as of January 3, 2021 and December 29, 2019, respectively.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 2    Inputs to the valuation methodology include:
•quoted prices for similar assets in active markets;
•quoted prices for identical or similar assets in inactive markets;
•inputs other than quoted prices that are observable for the asset; and
•inputs that are derived principally or corroborated by observable data by correlation or other.

Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

As of January 3, 2021 and December 29, 2019, the Company had approximately $22.0 million and $23.3 million, respectively, of Company-owned life insurance, which is measured on a readily determinable cash surrender value on a recurring basis. This Company-owned life insurance is classified as a Level 2 asset within the fair value hierarchy. Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. As of January 3, 2021, the carrying value of the Company’s borrowings under its Syndicated Credit Facility approximates fair value as the Facility bears interest rates that are similar to existing market rates. As of January 3, 2021, the estimated fair value of the Company’s 5.50% Senior Notes due 2028 (“Senior Notes”) was $316.0 million, compared with a carrying value recorded in the Company’s consolidated balance sheets of $300.0 million, excluding unamortized debt issuance costs. The fair value of the Company’s Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy. The fair value of the Company’s derivative instruments is determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from other observable market transactions, and therefore are classified as Level 2 within the fair value hierarchy. See Note 19 entitled “Employee Benefit Plans” for additional information on defined benefit plan assets.

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	End of Fiscal Year
	2020	2019
	(in thousands)
Finished goods	$152,836	$184,336
Work-in-process	17,109	13,152
Raw materials	58,780	56,096
Inventories, net	$228,725	$253,584

Reserves for inventory obsolescence amounted to $35.0 million and $28.3 million as of January 3, 2021 and December 29, 2019, respectively, and have been netted against amounts presented above.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	End of Fiscal Year
	2020	2019
	(in thousands)
Land	$18,348	$17,777
Buildings	176,702	148,833
Equipment (1)	657,796	615,149

	852,846	781,759
Accumulated depreciation and amortization (2)	(493,810)	(457,174)

Property, plant and equipment, net	$359,036	$324,585

(1) Includes $9.9 million and $5.9 million of leased equipment for 2020 and 2019, respectively.
(2) Includes $3.8 million and $0.9 million of accumulated amortization on leased equipment for 2020 and 2019, respectively.

As of January 3, 2021, construction-in-progress was approximately $43.0 million.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	End of Fiscal Year
	2020	2019
	(in thousands)
Compensation	$79,306	$86,696
Interest	2,507	1,485
Restructuring	1,064	11,445
Taxes	2,073	16,809
Accrued purchases	5,916	4,910
Warranty and sales allowances	3,248	3,853
Other	11,625	15,454
Accrued Expenses	$105,739	$140,652

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following:

	January 3, 2021		December 29, 2019
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$3,000	4.00%	$20,861	3.52%
Term loan borrowings	282,215	1.87%	581,655	3.05%
Total borrowings under Syndicated Credit Facility	285,215	1.89%	602,516	3.06%

5.50% Senior Notes due 2028	300,000	5.50%	—	—%

Total debt	585,215		602,516
Less: Unamortized debt issue costs	(8,645)		(6,316)

Total debt, net	576,570		596,200
Less: Current portion of long-term debt	(15,319)		(31,022)

Total long-term debt, net	$561,251		$565,178

(1) Represents the stated rate of interest, without the effect of debt issuance costs or interest rate swaps.

Syndicated Credit Facility

The Company’s Syndicated Credit Facility (the “Facility”) provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving credit facility. On August 7, 2018, the Company amended and restated its Facility in connection with the nora acquisition. The purpose of the amended and restated Facility was to fund the nora purchase price and related fees and expenses of the acquisition, and to increase the credit available to the Company and its subsidiaries following the closing of the nora acquisition in view of the larger enterprise. In connection with the 2018 amended and restated Facility, the Company recorded $8.8 million of debt issuance costs.

On December 18, 2019, the Company amended the Facility. The purpose of this amendment was to provide for certain provisions, including but not limited to the following:

•the amendment of certain covenants in the Facility to add new exceptions which allowed the Company and its subsidiaries to accomplish certain intercompany investments and other intercompany transactions desired to be made by the Company and its subsidiaries, and
•amendments to add provisions relating to treatment of certain qualified financial contracts, to modify certain existing provisions dealing with the replacement of LIBOR as a benchmark interest rate with an alternative benchmark rate in the event that LIBOR in the future ceases to be available as a benchmark rate.

On July 15, 2020, the Company entered into a second amendment to its Facility. This amendment, among other changes, provided for the following: (1) amended the consolidated net leverage ratio covenant making it less restrictive for a period of seven consecutive fiscal quarters beginning with the third quarter of fiscal year 2020 through the first quarter of fiscal year 2022 (the “Relief Period”); (2) amended the pricing grid used to determine interest rate margins on outstanding loans as well as the commitment fee on the unused portion of the Facility to include additional consolidated net leverage ratio levels with increased pricing at higher levels of leverage; (3) amended interest rate provisions to provide for an interest rate floor of either 0.00% or 0.75%, as applicable, on certain tranches of term loans outstanding; and (4) provided temporary restrictions during the Relief Period on the Company’s ability to make acquisitions, pay dividends, repurchase shares, or enter into new credit facilities without lender consent. The Company incurred approximately $1.5 million in debt issuance costs to execute this amendment. Of this amount, approximately $1.0 million of debt issuance costs associated with term loan borrowings was recorded as a reduction of long-term debt, and approximately $0.5 million of debt issuance costs associated with revolving loan borrowings was recorded in other assets in the consolidated balance sheet. These costs will be amortized over the life of the outstanding debt.

On November 17, 2020, the Company entered into a third amendment to its Facility. The third amendment provided for, among other changes, the following amendments to the Facility:
•the amendment of the maturity date of the Facility to November 2025;
•the amendment of the 0.75% interest rate floor in respect of certain loans under the Facility with an interest rate floor of 0.00%;
•amendments to the financial covenants to replace the consolidated net leverage ratio covenant with a consolidated secured net leverage ratio covenant that is not to exceed 3.00 to 1.00;
•amendments to remove the Relief Period restrictions previously imposed pursuant to the second amendment; and
•amendments to provide for the case where any interest rate benchmark in the future ceases to be available.

In connection with the third amendment, the Company recognized a loss on extinguishment of debt of $3.6 million within interest expense in the consolidated statement of operations and recorded approximately $0.9 million of debt issuance costs. Of this amount, approximately $0.1 million of debt issuance costs associated with term loan borrowings was recorded as a reduction of long-term debt, and approximately $0.8 million of debt issuance costs associated with revolving loan borrowings was recorded in other assets in the consolidated balance sheet. At January 3, 2021, the amended and restated Facility provided to the Company and certain of its subsidiaries a multicurrency revolving loan facility up to $300.0 million, as well as other U.S. denominated and multicurrency term loans. At January 3, 2021, the Company had available borrowing capacity of $295.4 million under the revolving loan facility.

Interest Rates and Fees

Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 2.00%, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on Eurocurrency-based loans and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 3.00% over the applicable Eurocurrency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee ranging from 0.20% to 0.40% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

Covenants

The Facility contains standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants limit the Company’s and its subsidiaries’ ability to:

•create or incur liens on assets;
•make acquisitions of or investments in businesses (in excess of certain specified amounts);
•engage in any material line of business substantially different from the Company’s current lines of business;
•incur indebtedness or contingent obligations;
•sell or dispose of assets (in excess of certain specified amounts);
•pay dividends or repurchase the Company’s stock (in excess of certain specified amounts);
•repay other indebtedness prior to maturity unless the Company meets certain conditions; and
•enter into sale and leaseback transactions.

The Facility also requires the Company to remain in compliance with the following financial covenants as of the end of each fiscal quarter, based on the Company’s consolidated results for the year then ended:

•Consolidated Secured Net Leverage Ratio: Must be no greater than 3.00:1.00.
•Consolidated Interest Coverage Ratio: Must be no less than 2.25:1.00.

Events of Default

If the Company breaches or fails to perform any of the affirmative or negative covenants under the Facility, or if other specified events occur (such as a bankruptcy or similar event or a change of control of Interface, Inc. or certain subsidiaries, or if the Company breaches or fails to perform any covenant or agreement contained in any instrument relating to any of the Company’s other indebtedness exceeding $20 million), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the lenders’ Administrative Agent may, and upon the written request of a specified percentage of the lender group shall:

•declare all commitments of the lenders under the facility terminated;
•declare all amounts outstanding or accrued thereunder immediately due and payable; and
•exercise other rights and remedies available to them under the agreement and applicable law.

Collateral

Pursuant to a Second Amended and Restated Security and Pledge Agreement, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of the Company’s domestic subsidiaries and up to 65% of the stock of its first-tier material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ Administrative Agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

As of January 3, 2021 and December 29, 2019, the Company had $1.6 million and $2.2 million, respectively, in letters of credit outstanding under the Facility.

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

5.50% Senior Notes due 2028

On November 17, 2020, the Company issued $300.0 million aggregate principal amount of 5.50% Senior Notes due December 2028 (the “Senior Notes”). The Senior Notes bear an interest rate at 5.50% per annum and mature on December 1, 2028. Interest is paid semi-annually on June 1 and December 1 of each year, beginning on June 1, 2021. The Company used the net proceeds to repay approximately $269.7 million of outstanding term loan borrowings and approximately $21.0 million of outstanding revolving loan borrowings under its existing Facility. In connection with the issuance of the Senior Notes, the Company recorded approximately $5.7 million of debt issuance costs. These costs were recorded as a reduction of long-term debt in the consolidated balance sheet and will be amortized over the life of the outstanding debt.

The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its existing Facility.

Redemption

On or after December 1, 2023, the Company may redeem the Senior Notes, in whole or in part, at any time at the redemption prices listed below, plus accrued and unpaid interest, if any, to (but excluding) the redemption date, if redeemed during the 12-month period commencing on December 1 of the years set forth below:

Period	Redemption Price
2023	102.750%
2024	101.375%
2025 and thereafter	100.000%

In addition, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes before December 1, 2023 with the proceeds of certain equity offerings at a redemption price of 105.50%, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. The Company may also redeem all or a part of the Senior Notes before December 1, 2023 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to (but excluding) the redemption date, plus a make-whole premium. If the Company experiences a change of control, the Company will be required to offer to purchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to (but excluding) the date of repurchase.

Covenants

The indenture governing the Senior Notes contains standard and customary covenants for agreements of this type, including various reporting, affirmative and negative covenants. Among other things, these covenants limit the Company’s and its subsidiaries’ ability to:

•incur additional indebtedness;
•declare or pay dividends, redeem stock or make other distributions to shareholders;
•make investments;
•create liens on their assets or use their assets as security in other transactions;
•enter into mergers, consolidations or sales, transfers, leases or other dispositions of all or substantially all of the Company’s assets;
•enter into certain transactions with affiliates; and
•sell or transfer certain assets.

Events of Default

If the Company breaches or fails to perform any of the affirmative or negative covenants under the indenture governing the Senior Notes, or if other specified events occur (such as a bankruptcy or similar event), after giving effect to any applicable notice and right to cure provisions, an event of default will exist. If an event of default exists and is continuing, the terms of the indenture permit the trustee or the holders of at least 25% in principal amount of outstanding Senior Notes to declare the principal, premium, if any, and accrued but unpaid interest on all the Senior Notes to be due and payable.

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $6.0 million of other lines of credit available at interest rates ranging from 3.5% to 6.0%. As of January 3, 2021 and December 29, 2019, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. These fees are amortized straight-line, which approximates the effective interest method, and over the life of the outstanding borrowing the debt balance will increase by the same amount as the fees that are amortized. As of January 3, 2021 and December 29, 2019, the unamortized debt issuance costs recorded as a reduction of long-term debt were $8.6 million and $6.3 million, respectively. Expenses related to such costs for the years 2020, 2019, and 2018 amounted to $1.7 million, $1.8 million, and $0.7 million, respectively.

Other deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of revolving debt, net of accumulated amortization, were $2.0 million and $1.3 million, as of January 3, 2021 and December 29, 2019, respectively. These amounts are included in other long term assets in the Company’s consolidated balance sheets. The Company amortizes these costs over the life of the related debt. Expenses related to such costs for the years 2020, 2019, and 2018 amounted to $0.4 million, $0.4 million, and $0.5 million, respectively.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2020 are as follows:

Fiscal Year	Amount
(in thousands)
2021	$15,319
2022	15,319
2023	15,319
2024	15,319
2025	223,939
Thereafter	300,000
Total Debt	$585,215
Total long-term debt in the consolidated balance sheet includes a reduction for unamortized debt issuance costs of $8.6 million which are excluded from the maturities table above.

NOTE 10 – DERIVATIVE INSTRUMENTS

Interest Rate Risk Management

In the third quarter of 2017 and the first quarter of 2019, the Company entered into interest rate swap transactions in notional amounts of $100 million and $150 million, respectively, to fix the variable interest rate on a portion of its term loan borrowing under the Facility in order to manage a portion of its exposure to interest rate fluctuations. The Company’s objective and strategy with respect to these interest rate swaps was to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability to cash flows relating to interest payments on a portion of its outstanding debt. The Company met its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in LIBOR, the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the outstanding swap notional amounts.

Cash Flow Interest Rate Swaps

Both of the interest rate swaps described above were designated and qualified as cash flow hedges of forecasted interest payments. The Company reports the changes in fair value of derivatives designated as hedging instruments as a component of other comprehensive income (or other comprehensive loss). Both of the interest rate swaps were terminated in the fourth quarter of 2020, and hedge accounting was also discontinued. This resulted in a loss of $3.9 million recorded in interest expense in the consolidated statement of operations as it is probable that a portion of the original forecasted transactions related to the portion of the hedged debt that was repaid will not occur by the end of the originally specified time period. As of January 3, 2021, the remaining accumulated other comprehensive loss of $8.7 million associated with the interest rate swaps will be amortized to earnings over the remaining term of the interest rate swaps prior to termination.

Forward Contracts

Our nora operations, from time to time, are party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas. The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales. The Company is meeting its objective by hedging the risk of changes in its cash flows (intercompany payments for inventory) attributable to changes in the U.S. dollar/Euro exchange rate (the “hedged risk”). Changes in fair value attributable to components other than exchange rates will be excluded from the assessment of effectiveness and amortized to earnings on a straight-line basis. Changes in fair value related to the effective portion of these contracts will be reflected as a component of other comprehensive income (or other comprehensive loss). As of January 3, 2021 and December 29, 2019, there were no active forward currency contracts.

Derivative Transactions Not Designated as Hedging Instruments

Our Asia-Pacific operations, from time to time, purchase foreign currency options to economically hedge inventory purchases denominated in foreign currencies other than their functional currency. The Company’s objective with respect to these foreign currency options is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to payment on inventory purchases. These options are classified as non-designated derivative instruments. Gains and losses on the changes in fair value of these foreign currency options are recognized in earnings each period. As of January 3, 2021, the Company had outstanding foreign currency options with an aggregate notional amount of $12.9 million.

The table below sets forth the fair value of derivative instruments as of January 3, 2021:

	Asset Derivatives as of January 3, 2021		Liability Derivatives as of January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Derivative instruments designated as hedging instruments:
Interest rate swap contracts	Other current assets	$—	Accrued expenses	$—
Derivative instruments not designated as hedging instruments:
Foreign currency options	Other current assets	37	Accrued expenses	—
		$37		$—

The table below sets forth the fair value of derivative instruments as of December 29, 2019:

	Asset Derivatives as of December 29, 2019		Liability Derivatives as of December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivative instruments designated as hedging instruments:
Interest rate swap contracts	Other current assets	$—	Accrued expenses	$5,801
Derivative instruments not designated as hedging instruments:
Foreign currency options	Other current assets	251	Accrued expenses	—
		$251		$5,801

We expect that approximately $4.2 million related to the terminated interest rate swaps will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.

The following table summarizes the impact that changes in the fair value of derivatives designated as cash flow hedges and included in the assessment of hedge effectiveness had on accumulated other comprehensive loss, net of tax:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Foreign currency contracts gain (loss)	$—	$468	$(468)
Interest rate swap contracts gain (loss)	(2,027)	(5,957)	890
Gain (loss) recognized in other comprehensive income (loss)	$(2,027)	$(5,489)	$422

Gains and losses from derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into net income (loss) are discussed in Note 23 entitled “Items Reclassified From Accumulated Other Comprehensive Loss.”

The following table summarizes gains and losses on derivatives not designated as hedging instruments within the consolidated statements of operations:

		Fiscal Year
	Statement of Operations Location	2020	2019	2018
		(in thousands)
Foreign currency options gain (loss)	Other expense	$13	$(627)	$992

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

As of January 3, 2021, there were no significant leases that had not commenced as of the end of fiscal year 2020.

The table below represents a summary of the balances recorded in the consolidated balance sheets related to our leases as of January 3, 2021 and December 29, 2019:

	January 3, 2021		December 29, 2019
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$98,013		$107,044

Current portion of operating lease liabilities	$13,555		$15,914
Operating lease liabilities	86,468		91,829
Total operating lease liabilities	$100,023		$107,743

Property, plant and equipment, net		$6,138		$5,007

Accrued expenses		$1,496		$1,489
Other long-term liabilities		2,688		1,673
Total finance lease liabilities		$4,184		$3,162

Lease Costs

	Fiscal Year
	2020	2019
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$1,251	$890
Interest on lease liabilities	86	51
Operating lease cost	25,213	24,246
Short-term lease cost	525	2,057
Variable lease cost	3,970	3,665
Total lease cost	$31,045	$30,909

Other Supplemental Information

	Fiscal Year
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$86	$51
Operating cash flows from operating leases	22,206	22,597
Financing cash flows from finance leases	1,727	1,255
Right-of-use assets obtained in exchange for new finance lease liabilities	2,546	2,240
Right-of-use assets obtained in exchange for new operating lease liabilities	2,504	12,655

Rental expense amounted to approximately $28.5 million for fiscal year 2018.

Lease Term and Discount Rate

The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of January 3, 2021 and December 29, 2019:

	End of Fiscal Year
	2020	2019
Weighted-average remaining lease term – finance leases (in years)	3.35	2.76
Weighted-average remaining lease term – operating leases (in years)	10.61	10.60
Weighted-average discount rate – finance leases	2.64%	2.06%
Weighted-average discount rate – operating leases	5.98%	5.86%

Maturity Analysis

A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2021	$19,055	$1,598
2022	15,680	1,128
2023	12,750	899
2024	10,715	577
2025	9,863	189
Thereafter	70,744	—
Total future minimum lease payments (undiscounted)	138,807	4,391
Less: Present value discount	(38,784)	(207)
Total lease liability	$100,023	$4,184

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

NOTE 12 – GOODWILL AND INTANGIBLE ASSETS

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

In performing the first quarter quantitative goodwill impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. Our reporting units are one level below our reporting segment level. In preparing the valuations, past, present and future expectations of performance were considered, including the impact of the COVID-19 pandemic. This methodology is consistent with the approach used to perform the annual quantitative goodwill assessment in prior years. The weighted average cost of capital used in the goodwill impairment testing ranged between 10.0% and 10.5%, which primarily fluctuated based on a country risk premium assigned to the geographical region of the reporting unit. There is inherent uncertainty associated with key assumptions used in our impairment testing including the duration of the economic downturn associated with the COVID-19 pandemic and the recovery period. As a result of the first quarter assessment, we determined that the fair value for two reporting units was less than the carrying value and recognized a goodwill impairment loss of $116.5 million in the first quarter of 2020. The expected decline in revenue due to the impact of COVID-19 contributed to the lower fair value of our Europe and Asia-Pacific reporting units. As such, the goodwill impairment loss was allocated to our Europe and Asia-Pacific reporting units in the amounts of $99.2 million and $17.3 million, respectively. We determined that the goodwill in our Americas reporting unit was not impaired as the fair value exceeded the carrying value by more than 90% at April 5, 2020.

During the fourth quarters of 2020, 2019 and 2018, the Company performed the annual goodwill impairment test, consistent with the methodology discussed above. The Company performed this test at the reporting unit level, which is one level below the reporting segment level. In performing the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered, including the ongoing impact of the COVID-19 pandemic in 2020.

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the measurement date, and therefore no impairment was indicated as a result of the annual impairment testing. As of January 3, 2021, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company still believes no goodwill impairment would have existed. However, the full extent of the future impact of COVID-19 on the Company was and remains uncertain, and a prolonged COVID-19 pandemic could result in additional impairment of goodwill.

As of January 3, 2021, and December 29, 2019, the net carrying amount of goodwill was $165.8 million and $257.4 million, respectively. The changes in the carrying amounts of goodwill for the years ended January 3, 2021 and December 29, 2019 are as follows:

Goodwill
(in thousands)
Balance, at December 30, 2018	$245,815
Purchase price accounting adjustments	17,181
Foreign currency translation	(5,557)
Balance, at December 29, 2019	257,439
Impairment	(116,495)
Foreign currency translation	24,833
Balance, at January 3, 2021	$165,777

Additionally, we determined that the trademarks and trade names intangible assets related to the acquired nora business were also impaired and recognized an impairment loss of $4.8 million in the first quarter of 2020. There were no indicators of additional intangible asset impairment as of the end of fiscal year 2020. The net carrying amount of indefinite-lived intangible assets was $60.4 million and $59.4 million as of January 3, 2021 and December 29, 2019, respectively. The net carrying amount of intangible assets subject to amortization was $27.3 million and $29.7 million as of January 3, 2021 and December 29, 2019, respectively. Amortization expense related to intangible assets during the years 2020, 2019 and 2018 was $5.5 million, $5.9 million and $5.4 million, respectively, and is recorded in cost of sales in the consolidated statements of operations. As of January 3, 2021 and December 29, 2019, accumulated amortization related to intangible assets, including impacts of changes in foreign currency exchange rates, was $15.7 million and $12.9 million, respectively.

NOTE 13 – PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of January 3, 2021 and December 29, 2019, there were no shares of preferred stock issued.

NOTE 14 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 120 million shares of $0.10 par value Common Stock. The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid cash dividends totaling $0.095 per share in 2020, $0.26 per share in 2019, and $0.26 per share in 2018, to each share of Common Stock. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its Syndicated Credit Facility and the indenture governing its 5.50% Senior Notes due 2028, which specify conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

In the second quarter of 2017, the Company adopted a share repurchase program in which the Company was authorized to repurchase up to $100 million of its outstanding shares of common stock. The program had no specific expiration date. Pursuant to this program, the Company repurchased shares in the past three years as follows. During 2018, the Company repurchased and retired 615,000 shares of common stock at a weighted average purchase price of $23.54 per share. During 2019, the Company repurchased and retired a combined total of 1,556,000 shares under these plans, at an average purchase price of $16.13 per share. As of December 29, 2019, the Company had completed the authorized share repurchase program.

All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders equity for fiscal years 2020, 2019, and 2018:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at December 29, 2019	58,416	$5,842	$250,306	$286,056	$(56,700)	$(113,139)	$(4,163)
Net loss	—	—	—	(71,929)	—	—	—
Issuances of stock (other than restricted stock)	239	24	195	—	—	—	—
Restricted stock issuances	304	30	3,999	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(4,030)	—	—	—	—
Cash dividends declared	—	—	—	(5,565)	—	—	—
Forfeitures and compensation expense related to stock awards	(295)	(31)	(2,550)	—	—	—	—
Pension liability adjustment	—	—	—	—	(12,588)	—	—
Foreign currency translation adjustment	—	—	—	—	—	52,808	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(2,027)
Balance, at January 3, 2021	58,664	$5,865	$247,920	$208,562	$(69,288)	$(60,331)	$(6,190)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at December 30, 2018	59,508	$5,951	$270,269	$222,214	$(43,610)	$(101,487)	$1,326
Net income	—	—	—	79,200	—	—	—
Issuances of stock (other than restricted stock)	511	51	636	—	—	—	—
Restricted stock issuances	223	22	3,900	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(4,139)	—	—	—	—
Cash dividends declared	—	—	—	(15,358)	—	—	—
Forfeitures and compensation expense related to stock awards	(270)	(26)	4,638	—	—	—	—
Share repurchases	(1,556)	(156)	(24,998)	—	—	—	—
Pension liability adjustment	—	—	—	—	(13,090)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(11,652)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(5,489)
Balance, at December 29, 2019	58,416	$5,842	$250,306	$286,056	$(56,700)	$(113,139)	$(4,163)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at December 31, 2017	59,806	$5,981	$271,271	$187,432	$(56,554)	$(78,943)	$904
Net income	—	—	—	50,253	—	—	—
Issuances of stock (other than restricted stock)	224	22	476	—	—	—	—
Restricted stock issuances	182	18	4,809	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(4,710)	—	—	—	—
Cash dividends declared	—	—	—	(15,471)	—	—	—
Forfeitures and compensation expense related to stock awards	(89)	(9)	12,847	—	—	—	—
Share repurchases	(615)	(61)	(14,424)	—	—	—	—
Pension liability adjustment	—	—	—	—	12,944	—	—
Foreign currency translation adjustment	—	—	—	—	—	(22,544)	—
Cash flow hedge unrealized gain	—	—	—	—	—	—	422
Balance, at December 30, 2018	59,508	$5,951	$270,269	$222,214	$(43,610)	$(101,487)	$1,326

In the first quarter of 2020, the Company elected to change its method for recognizing forfeitures of share-based awards. The cumulative effect of this change was $1.4 million of additional expense recognized in selling, general and administrative (“SG&A”) expenses within the consolidated statement of operations. Prior to this change, the Company estimated forfeitures and reduced stock compensation expense based on that estimate. Under the new forfeiture method, the Company accounts for forfeitures as they occur as permitted by generally accepted accounting principles.

Stock Options

The Company has an Omnibus Stock Incentive Plan (“Omnibus Plan”) under which a committee of independent directors is authorized to grant directors and key employees, including officers, restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, deferred shares, performance shares and performance units. Stock options are exercisable for shares of Common Stock at a price not less than 100% of the fair market value on the date of grant. The options become exercisable either immediately upon the grant date or ratably over a time period ranging from one to five years from the date of the grant. The Company’s options expire at the end of time periods ranging from three to ten years from the date of the grant.

In May 2015, the shareholders approved an amendment and restatement of the Omnibus Plan. This amendment and restatement extended the term of the Omnibus Plan and set the number of shares authorized for issuance or transfer on or after the effective date of the amendment and restatement at 5,161,020 shares, except that each share issued under the 2015 plan pursuant to an award other than a stock option reduced the number of such authorized shares by 1.33 shares.

In May 2020, the shareholders approved the adoption of the 2020 Omnibus Stock Incentive Plan (“2020 Omnibus Plan”). The aggregate number of shares of common stock that may be issued or transferred under the 2020 Omnibus Plan on or after the effective date of the plan is 3,700,000 (and the 1.33 multiplier discussed in the paragraph immediately above was eliminated). No award may be granted after the tenth anniversary of the effective date of the 2020 Omnibus Plan.

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

All outstanding stock options vested prior to 2015, and therefore, there was no stock option compensation expense during 2020, 2019 or 2018.

The following table summarizes stock options outstanding as of January 3, 2021, as well as activity during the previous fiscal year:

	Shares	Weighted Average Exercise Price
Outstanding at December 29, 2019	27,500	$12.43
Granted	—	—
Exercised	(7,500)	12.43
Forfeited or canceled	(20,000)	12.43
Outstanding at January 3, 2021	—	$—

Exercisable at January 3, 2021	—	$—

Restricted Stock Awards

During fiscal years 2020, 2019 and 2018, the Company granted restricted stock awards totaling 308,100, 223,500, and 194,000 shares, respectively, of Common Stock. These awards (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to awards of restricted stock was $1.3 million, $3.3 million and $4.1 million for 2020, 2019 and 2018, respectively. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. The Company has reduced its expense for restricted stock forfeited during the period. The expense related to awards of restricted stock is captured in SG&A expenses on the consolidated statements of operations.

The following table summarizes restricted stock outstanding as of January 3, 2021, as well as activity during the previous fiscal year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	468,200	$28.63
Granted	308,100	13.08
Vested	(176,100)	19.58
Forfeited or canceled	(163,300)	19.49
Outstanding at January 3, 2021	436,900	$24.73

As of January 3, 2021, the unrecognized total compensation cost related to unvested restricted stock was $3.0 million. That cost is expected to be recognized by the end of 2023.

Performance Share Awards

In each of the years 2018-2020, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to (among other things) the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The expense related to these performance shares is captured in SG&A expenses on the consolidated statements of operations.

The following table summarizes the performance shares outstanding as of January 3, 2021, as well as the activity during the year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	512,000	$19.71
Granted	263,700	15.36
Vested	(164,300)	19.74
Forfeited or canceled	(206,100)	19.58
Outstanding at January 3, 2021	405,300	$16.94

Compensation expense (benefit) related to the performance shares for 2020, 2019, and 2018 was $(1.8) million, $5.4 million and $10.4 million, respectively. Unrecognized compensation expense related to these performance shares was approximately $6.7 million as of January 3, 2021. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2023.

The tax benefit recognized with respect to restricted stock and performance shares was $0.6 million, $1.4 million, and $2.4 million in 2020, 2019, and 2018, respectively.

NOTE 15 – EARNINGS PER SHARE

The Company calculates basic and diluted earnings per common share using the two-class method. Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average common shares outstanding, including participating securities outstanding, during the period as depicted below. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings. Income attributable to non-controlling interest is included in the computation of basic and diluted earnings per share, where applicable.

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

	Fiscal Year
Earnings (Loss) Per Share	2020	2019	2018
Basic earnings (loss) per share:
Distributed earnings	$0.10	$0.26	$0.26
Undistributed earnings (loss)	(1.33)	1.08	0.58
Total	$(1.23)	$1.34	$0.84

Diluted earnings (loss) per share:
Distributed earnings	$0.10	$0.26	$0.26
Undistributed earnings (loss)	(1.33)	1.08	0.58
Total	$(1.23)	$1.34	$0.84

The following table presents net income that was attributable to participating securities:

	Fiscal Year
	2020	2019	2018
	(in millions)
Net income attributable to participating securities	$—	$0.6	$0.5

The weighted average shares for basic and diluted EPS were as follows:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Weighted average shares outstanding	58,110	58,475	58,995
Participating securities	437	468	549
Shares for basic earnings per share	58,547	58,943	59,544
Dilutive effect of stock options	—	5	22
Shares for diluted earnings per share	58,547	58,948	59,566

For all periods presented, there were no stock options or participating securities excluded from the determination of diluted EPS.

NOTE 16 – RESTRUCTURING AND OTHER CHARGES

A summary of restructuring activities for the 2018 and 2019 restructuring plans is presented below:

	Workforce Reduction		Other Exit Costs
	2019 Plan	2018 Plan	2019 Plan	2018 Plan	Total
	(in thousands)
Balance, at December 31, 2017	$—	$—	$—	$—	$—
Charged to expenses	—	10,816	—	1,144	11,960
Deductions	—	53	—	—	53
Balance, at December 30, 2018	—	10,763	—	1,144	11,907
Charged to expenses	8,827	(1,743)	188	672	7,944
Deductions	193	7,122	—	1,042	8,357
Charged to other accounts	—	—	49	—	49
Balance, at December 29, 2019	8,634	1,898	139	774	11,445
Charged to expenses	(3,704)	(223)	—	(699)	(4,626)
Deductions	3,866	1,675	139	75	5,755
Balance, at January 3, 2021	$1,064	$—	$—	$—	$1,064

For fiscal year 2020, the Company recorded a reduction of $4.6 million of previously recognized restructuring charges due to changes in expected cash payments. For fiscal years 2019 and 2018, the Company recorded restructuring, asset impairment, and other charges of $12.9 million and $20.5 million, respectively, in the consolidated statements of operations. The 2019 and 2018 charges include other non-cash charges not included in the above table as further described below. As of January 3, 2021 the total restructuring reserve was $1.1 million for the 2019 restructuring plan. The 2018 restructuring plan was completed as of January 3, 2021.

Other Non-Cash Charges

On December 29, 2018, the Company recorded other non-cash charges of approximately $8.6 million as part of the 2018 restructuring plan primarily related to the write-down of certain underutilized and impaired assets that include information technology assets and obsolete manufacturing equipment. These charges are recorded in restructuring, asset impairment and other charges in the 2018 consolidated statement of operations.

On December 23, 2019, unrelated to the restructuring activity presented in the table above, the Company recorded other non-cash charges of approximately $5.0 million primarily related to adjusting the carrying value of certain insurance related assets. These charges are recorded in restructuring, asset impairment and other charges in the 2019 consolidated statement of operations.

2019 Restructuring Plan

On December 23, 2019, the Company committed to a restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involved a reduction of approximately 105 employees and early termination of two office leases. As a result of this plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2019 of approximately $9.0 million. The charge is comprised of severance expenses ($8.8 million) and lease exit costs ($0.2 million). The plan was expected to result in future cash expenditures of approximately $9.0 million for the payment of employee severance and lease exit costs.

In 2020, the Company recorded a reduction of $3.7 million of the previously recognized charges due to changes in expected cash payments for employee severance. The plan was substantially completed at the end of fiscal year 2020, and the Company expects the plan to yield annualized savings of approximately $6.0 million. A portion of the annualized savings was realized on the income statement in fiscal year 2020, with the remaining portion of the annualized savings expected to be realized in fiscal year 2021.

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

As a result of this plan, the Company recorded a pre-tax restructuring and asset impairment charge in the fourth quarter of 2018 of approximately $20.5 million. The charge was comprised of severance expenses (approximately $10.8 million), impairment of assets (approximately $8.6 million) and other items (approximately $1.1 million). The charge was expected to result in future cash expenditures of $12.0 million, primarily for severance payments (approximately $10.8 million). The restructuring plan was substantially completed at the end of fiscal year 2019.

In the third quarter of 2019, the Company recorded $0.7 million of restructuring charges related to additional lease exit costs in connection with the restructuring plan announced on December 29, 2018. In the fourth quarter of 2019, the Company adjusted its previously recorded severance expenses in connection with the 2018 restructuring plan and recognized a reduction in restructuring costs of $1.7 million in 2019. In 2020, the Company further adjusted its previously recorded severance expenses and other exit costs and recognized a reduction in restructuring costs of $0.9 million. The restructuring plan was completed as of January 3, 2021.

NOTE 17 – INCOME TAXES

Income (loss) before income taxes consisted of the following:

	Fiscal Year
	2020	2019	2018
	(in thousands)
U.S. operations	$(7,104)	$46,463	$35,728
Foreign operations	(72,316)	55,353	19,263
Income (loss) before income taxes	$(79,420)	$101,816	$54,991

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Current expense (benefit):
Federal	$(22,976)	$8,414	$(3,549)
Foreign	14,822	14,513	14,548
State	529	2,312	2,628
Current expense (benefit)	(7,625)	25,239	13,627

Deferred expense (benefit):
Federal	1,787	(625)	2,145
Foreign	(2,422)	(2,198)	(11,228)
State	769	200	194
Deferred expense (benefit)	134	(2,623)	(8,889)

Total income tax expense (benefit)	$(7,491)	$22,616	$4,738

The Company’s effective tax rate was 9.4%, 22.2% and 8.6% for fiscal years 2020, 2019 and 2018, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 21% applicable for all periods presented to the Company’s actual income tax expense:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Income taxes at U.S. federal statutory rate	$(16,678)	$21,381	$11,548
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	(2,033)	2,321	2,228
Non-deductible business expenses	1,792	933	1,352
Non-deductible employee compensation	(210)	1,453	2,566
Tax effects of Company owned life insurance	(898)	(636)	235
Tax effects of Tax Act:
One-time transition tax on foreign earnings	—	—	(5,000)
Remeasurement of net Deferred Tax Asset	—	—	(1,739)
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	748	(183)	61
Foreign and U.S. tax effects attributable to foreign operations	(11,991)	783	(2,226)
Valuation allowance effect	12,927	133	(79)
Research and development tax credits	(780)	(700)	(2,863)
Goodwill impairment	24,464	—	—
Changes in unrecognized tax benefits	(14,962)	(3,324)	(1,010)
Other	130	455	(335)
Income tax expense (benefit)	$(7,491)	$22,616	$4,738

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the COVID-19 pandemic and provides certain tax relief to businesses. Tax provisions of the CARES Act include, among other things, the deferral of certain payroll taxes, relief for retaining employees, and certain income tax provisions for corporations. As of January 3, 2021, the Company deferred $4.1 million in payroll taxes under the CARES Act. In addition, the Company benefited from the relaxed 163(j) limitation and the technical correction related to depreciation of leasehold improvements, all of which did not have a material impact on the Company’s effective tax rate during the year.

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

Remeasurement of Deferred Tax Assets and Liabilities: As of December 30, 2018, the Company had completed the accounting of remeasuring its net deferred tax asset to reflect the change in corporate tax rate from 35% to 21% which resulted in a $1.7 million decrease to the previously recorded provisional amount.

Deferred income taxes for the years ended January 3, 2021 and December 29, 2019, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	End of Fiscal Year
	2020	2019
	(in thousands)
Deferred tax assets
Lease liability	$28,094	$29,782
Net operating loss carryforwards	4,031	3,090
Federal tax credit carryforwards	10,412	—
Derivative instruments	2,680	1,638
Deferred compensation	20,244	20,194
Inventory	4,004	3,200
Prepaids, accruals and reserves	3,659	7,935
Pensions	11,485	9,229
Other	50	71
Deferred tax asset, gross	84,659	75,139
Valuation allowance	(13,919)	(971)
Deferred tax asset, net	$70,740	$74,168

Deferred tax liabilities
Property and equipment	$27,322	$23,770
Intangible assets	30,745	33,760
Lease asset	27,268	29,301
Foreign currency	606	3,026
Foreign withholding and U.S. state taxes on unremitted earnings	931	178
Deferred tax liabilities	86,872	90,035

Net deferred tax liabilities	$16,132	$15,867

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the federal deferred tax assets at January 3, 2021.

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

As of January 3, 2021, the Company, as a result of amending prior year tax returns, has approximately $10.1 million of foreign tax credit carryforwards with expiration dates through 2029. A full valuation allowance has been provided as the Company does not expect to utilize these foreign tax credits before the expiration dates. As of January 3, 2021, the Company has approximately $142.7 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2036 and has provided a valuation allowance against $74.8 million of such losses, which the Company does not expect to utilize. In addition, as of January 3, 2021, the Company has approximately $30.2 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

As of January 3, 2021, and December 29, 2019, non-current deferred tax assets were reduced by approximately $3.0 million and $2.8 million, respectively, of unrecognized tax benefits.

Historically, the Company has not provided for U.S. income taxes and foreign withholding taxes on the undistributed accumulated earnings of its foreign subsidiaries, with the exception of its Canada subsidiaries and a specific portion of the undistributed earnings of foreign subsidiaries outside of Canada, because such earnings were deemed to be permanently reinvested.

Although the Tax Act of 2017 created a dividends received deduction that generally eliminates additional U.S. federal income taxes on dividends from our foreign subsidiaries, the Company continues to assert that all of its undistributed earnings in its non-U.S. subsidiaries, excluding undistributed earnings for which U.S. income taxes and foreign withholding taxes have been provided, are indefinitely reinvested outside of the U.S. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future. In the event the Company determines not to continue to assert that all or part of its undistributed earnings in its non-U.S. subsidiaries are permanently reinvested, an actual repatriation from its non-U.S. subsidiaries could still be subject to additional foreign withholding and U.S. state taxes, the determination of which is not practicable.

The Company’s federal income tax returns are subject to examination for the years 2017 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2015 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2009 to the present.

During a review of the 2015 tax return of the Company’s U.K. subsidiary, Her Majesty’s Revenue & Customs (“HMRC”) issued a discovery assessment for the years 2012 through 2014 related to the interest rate applied in its intra-group financing arrangement with a subsidiary in the Netherlands. HMRC extended its inquiry to tax years 2016 and 2017; although HMRC has not yet issued final assessments for tax years 2015 through 2017, the Company has received notices of amendment to the tax returns for these years. The Company is in the process of filing a request with the Competent Authority of the Netherlands to initiate a mutual agreement procedure (“MAP”) under article 25 of the bilateral tax treaty between the United Kingdom and the Netherlands related to the double taxation arising from the HMRC adjustments. Management believes it is more likely than not that the Company will obtain relief from double taxation through the MAP, and as such, does not anticipate the HMRC adjustments related to its intra-group financing arrangement with the Netherlands will result in a material change to its financial position. The Company will continue to evaluate the progress of the MAP and will recognize all related adjustments when the recognition thresholds have been met.

As of January 3, 2021, and December 29, 2019, the Company had $10.8 million and $25.5 million, respectively, of unrecognized tax benefits. For the years ended January 3, 2021 and December 29, 2019, the Company recognized as income tax benefits $15.0 million and $3.3 million, respectively, of previously unrecognized tax benefits. Of the $15.0 million income tax benefits recognized for the year ended January 3, 2021, $12.7 million related to a worthless stock loss claimed on the Company’s exit of its broadloom business (discontinued operations). It is reasonably possible that approximately $2.1 million of unrecognized tax benefits may be recognized within the next 12 months due to a lapse of statute of limitations and settlements with taxing authorities.

If any of the $10.8 million of unrecognized tax benefits as of January 3, 2021 are recognized, there would be a favorable impact on the Company’s effective tax rate of approximately $10.0 million in future periods. If the unrecognized tax benefits are not favorably settled, $7.8 million of the total amount of unrecognized tax benefits would require the use of cash in future periods. The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of January 3, 2021, the Company had accrued interest and penalties of $1.5 million, which is included in the total unrecognized tax benefit noted above. The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Balance at beginning of year	$25,486	$28,143	$29,221
Increases related to tax positions taken during the current year	271	318	671
Increases related to tax positions taken during the prior years	536	1,093	180
Decreases related to tax positions taken during the prior years	(673)	(2,809)	—
Decreases related to lapse of applicable statute of limitations	(14,992)	(1,266)	(1,861)
Changes due to foreign currency translation	171	7	(68)
Balance at end of year	$10,799	$25,486	$28,143

NOTE 18 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to legal proceedings, whether arising in the ordinary course of business or otherwise. Some of the proceedings the Company is involved in are summarized below.

SEC Investigation

As previously reported, since November 2017 the Securities & Exchange Commission (the “SEC”) had been conducting an investigation into the Company’s historical quarterly earnings per share calculations and rounding practices during the period 2014-2017. In the third quarter of 2020, the Company successfully reached a settlement with the SEC in this matter. The Company consented to the entry of an order by the SEC which states, among other things, that the Company was negligent in making certain accounting entries in 2015 and 2016. As part of the settlement, the Company did not admit or deny any wrongdoing. The Company paid a $5.0 million fine to resolve the matter, and was ordered to cease-and-desist from violating certain federal securities laws.

Lawsuit by Former CEO in Connection with Termination

On January 19, 2020, the Company’s Board of Directors voted to terminate for cause the employment of Jay D. Gould, then President and Chief Executive Officer, effective immediately, for violations of the Company’s working environment policies. On February 14, 2020, Mr. Gould filed a lawsuit against the Company in the United States District Court of the Northern District of Georgia, Gould v. Interface, Inc., Case No. 1:20-cv-00695.  In his lawsuit, Mr. Gould asserts several claims against the Company in connection with his termination, including that the termination was a wrongful retaliation against Mr. Gould and breached his employment contract with the Company, that public statements made by the Company in connection with his termination defamed Mr. Gould (two counts) and that the Company’s investigation into Mr. Gould’s conduct that preceded the termination was negligently performed (although the Court has since granted judgment on the pleadings in favor of the Company on Mr. Gould’s putative claim of negligent investigation). Among other unspecified relief, Mr. Gould seeks in excess of $10 million in damages for the breach of contract claim and $100 million for each of the other claims, as well as attorneys’ fees.

The Company believes the lawsuit is without merit and intends to defend vigorously against it.

Putative Class Action Lawsuit

On November 12, 2020, the Company, the Company’s current and former president and chief executive officer, and its current chief financial officer were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of New York, Swanson v. Interface, Inc. et al. (case :120-cv-05518). The lawsuit is a federal securities law class action that alleges that the defendants made materially false and misleading statements regarding the Company’s business, operational and compliance policies. The specific allegations relate to the subject matter of the concluded SEC investigation described above. The complaint does not quantify the damages sought.

The Company is evaluating the lawsuit, but believes that it is without merit and that the Company has good defenses to it. The Company intends to defend itself vigorously against the action and any other substantially similar ones that may be filed against it in the future.

NOTE 19 – EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $1.6 million, $3.3 million, and $3.2 million for the years 2020, 2019, and 2018, respectively. No discretionary contributions were made in 2020, 2019, or 2018.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. Deferred compensation in connection with the NSPs totaled $33.1 million and $31.9 million at January 3, 2021 and December 29, 2019, respectively. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values. The value of the insurance instruments was $33.9 million and $30.1 million as of January 3, 2021 and December 29, 2019, respectively.

In 2020, the Company temporarily suspended its 401(k) and NSP matching contributions described above. These employer matching contributions were resumed in 2021.

Multiemployer Plan

As discussed below, on December 31, 2019, a plan amendment was executed to eliminate future service accruals in the Dutch defined benefit plan, resulting in a curtailment of the plan. This plan remains in existence and will continue to pay vested benefits. Active participants no longer accrue benefits after December 31, 2019, and instead participate in the Industry-Wide Pension Fund (the “IWPF”) multi-employer plan beginning in fiscal year 2020. During 2020, the Company recorded multi-employer pension expense related to multi-employer contributions of $2.5 million. The Company’s contributions into the IWPF are less than 5% of total plan contributions. The IWPF is more than 95% funded at the end of 2019, which is the latest date plan information is available. The IWPF multi-employer plan is not considered to be significant based on the funded status of the plan and our contributions.

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

As described above, on December 31, 2019, a plan amendment was executed to eliminate future service accruals in the Dutch defined benefit plan. The Dutch plan will remain in existence and continue to pay vested benefits. The reduction in future benefit accruals resulted in a curtailment of the plan. Participants in the Dutch plan will no longer accrue benefits under the plan after December 31, 2019 and will participate in the IWPF beginning in fiscal year 2020. Although the Dutch plan is frozen to new participants, vested benefits prior to the curtailment will continue to be accounted for in accordance with applicable accounting standards for defined benefit plans. The Dutch plan is financed by assets held in an insurance contract. The guarantee provision included in the insurance contract, that existed to fund any shortfall between the fair value of plan investments and the benefit obligation, expired on December 31, 2019. The Company will fund the cost to guarantee vested benefits and this amount will be recorded as an obligation on the Company’s consolidated balance sheet.

The curtailment of the Dutch plan resulted in a decrease to the projected benefit obligation with an offsetting actuarial gain recognized in accumulated other comprehensive income of approximately $2.4 million in fiscal year 2019. The accumulated net actuarial loss for the Dutch plan, after the impact of the curtailment, was $16.7 million at December 29, 2019. This amount will be reclassified out of accumulated other comprehensive income and increase pension expense over the life expectancy of vested participants when the actuarial loss exceeds the 10% corridor. The curtailment also resulted in a $0.5 million reclassification of prior service cost from accumulated other comprehensive income, which was recognized as a reduction of pension expense in fiscal year 2019.

As discussed above, the Company still has an obligation to pay vested benefits in the frozen Dutch plan. As of January 3, 2021, the under-funded status of the Dutch plan of $6.8 million is recorded on the consolidated balance sheet in other long-term liabilities.

Pension expense was $2.5 million, $2.3 million, and $1.7 million for the years 2020, 2019 and 2018, respectively. Plan assets are primarily invested in insurance contracts and equity and fixed income securities. As of January 3, 2021, for the European plans, the Company had a net liability recorded of $60.9 million, an amount equal to their underfunded status, and had recorded in accumulated other comprehensive loss an amount equal to $58.3 million (net of taxes of approximately $18.7 million) related to the future amounts to be recorded in net periodic benefit costs. In the next fiscal year, approximately $1.5 million will be reclassified from accumulated other comprehensive loss into net periodic benefit cost.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards:

	Fiscal Year
	2020	2019
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$314,841	$285,508
Service cost	1,070	1,589
Interest cost	4,038	5,676
Benefits and expenses paid	(12,041)	(13,034)
Actuarial loss (gain)	31,618	37,409
Curtailment gain	—	(2,421)
Member contributions	—	221
Currency translation adjustment	24,917	(107)
Benefit obligation, end of year	$364,443	$314,841

Change in plan assets:
Plan assets, beginning of year	$266,450	$249,313
Actual return on assets	25,239	24,999
Company contributions	4,451	3,954
Benefits paid	(12,041)	(13,034)
Currency translation adjustment	19,432	1,218
Plan assets, end of year	$303,531	$266,450

Reconciliation to balance sheet
Funded status benefit asset (liability)	$(60,912)	$(48,391)

Amounts recognized in accumulated other comprehensive income, after tax:
Unrecognized actuarial loss	$58,257	$47,561
Unamortized prior service credits	—	—
Total amount recognized	$58,257	$47,561

Accumulated benefit obligation	$364,443	$314,841

The January 3, 2021 pension liability above includes current liabilities of $1.1 million and non-current liabilities of $59.8 million and $48.4 million as of January 3, 2021 and December 29, 2019, respectively.

The above disclosure represents the aggregation of information related to the Company’s three defined benefit plans which cover many of its European employees. As of December 29, 2019, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had assets in excess of the accumulated benefit obligation, but its assets were less than the accumulated benefit obligation as of January 3, 2021. The nora Plan is an unfunded defined benefit plan and the accumulated benefit obligation exceeded plan assets. The following table summarizes this information as of January 3, 2021 and December 29, 2019.

	End of Fiscal Year
	2020	2019
	(in thousands)
UK Plan
Projected benefit obligation	$198,215	$170,958
Accumulated benefit obligation	198,215	170,958
Plan assets	193,991	174,156

Dutch Plan
Projected benefit obligation	$116,379	$100,996
Accumulated benefit obligation	116,379	100,996
Plan assets	109,540	92,294

nora Plan
Projected benefit obligation	$49,849	$42,887
Accumulated benefit obligation	49,849	42,887
Plan assets	—	—

	Fiscal Year
	2020	2019	2018
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,070	$1,589	$1,112
Interest cost	4,038	5,676	5,467
Expected return on plan assets	(4,256)	(5,561)	(6,234)
Amortization of prior service cost	106	63	(27)
Amortization of net actuarial (gains) losses	1,549	991	1,394
Curtailment gain	—	(453)	—
Net periodic benefit cost	$2,507	$2,305	$1,712

In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income in the consolidated statements of operations, while all other components of net periodic benefit costs are presented within other expense in the consolidated statements of operations.

During 2020, other comprehensive income was impacted after tax by approximately $7.4 million comprised of actuarial loss of approximately $8.6 million and amortization of $1.2 million.

	Fiscal Year
	2020	2019	2018
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	1.0%	1.9%	1.9%
Expected return on plan assets	1.2%	2.1%	1.8%
Rate of compensation	—%	1.75%	1.75%
Weighted average assumptions used to determine benefit obligations:
Discount rate	1.0%	1.7%	2.5%
Rate of compensation	—%	1.75%	1.75%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments to ensure that the assets are sufficient to exceed minimum funding requirements, and to achieve a favorable return against performance expectations based on historical and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at January 3, 2021 or December 29, 2019.

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

Both the vested benefit amounts as well as amounts related to the discretionary indexation benefits under the Dutch plan are paid pursuant to an insurance contract with a private insurer (the “Contract”). The Plan itself is financed by investment assets held within the Contract. Prior to December 31, 2019, the Contract guaranteed payment of vested benefits, regardless of whether Plan assets held through the Contract were ultimately sufficient to pay vested amounts, and also provided for payment of the indexation amount on a contingent basis if the actual return on Dutch plan assets were sufficient to pay it. This type of insurance arrangement is common in The Netherlands, although not necessarily common in other jurisdictions. After the plan curtailment on December 31, 2019, as discussed above, any shortfall in plan assets to pay vested benefits will be funded by the Company. The assets under the Dutch plan, including any indexation benefit, are identified as Level 3 assets under the fair value hierarchy.

Under the express terms of the Contract, contract value is the greater of (i) the value of the discounted vested benefits of the Dutch plan and (ii) the fair value of the underlying investment assets held by the insurance company under the Contract. As between those two values, the former was the greater for 2020 and 2019 and this represents the plan assets as shown above for the Dutch plan. Because the Company will fund the cost to guarantee vested benefits, the Company has recorded a provision, which reduces the Dutch plan assets, that consists of the net present value of the expected future guarantee payments due to the insurance company pursuant to the Company’s guarantee.

As explained above, the Contract also will pay the indexation benefit if sufficient assets are available, which the Company believes not to be probable as of the end of 2020 based on recent returns. The indexation benefit for 2020 and 2019 is not significant.

The Company’s actual weighted average asset allocations for 2020 and 2019, and the targeted asset allocation for 2021, of the foreign defined benefit plans by asset category, are as follows:

	Fiscal Year
	2021			2020	2019
Asset Category	Target Allocation			Percentage of Plan Assets at Year End
Equity securities	1%	—	3%	3%	3%
Debt and debt securities	50%	—	60%	60%	61%
Short-term investments	1%	—	2%	—%	1%
Other investments	35%	—	40%	37%	35%
	100%			100%	100%

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of January 3, 2021 and December 29, 2019. The nora plan is currently unfunded. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As noted above, the Dutch pension plan assets as represented by the insurance contract are classified as a Level 3 asset and included in the “Other” asset category.

	Pension Plan Assets by Category as of January 3, 2021
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$70,904	$70,904
Level 2	—	95,004	95,004
Level 3	109,540	28,083	137,623
Total	$109,540	$193,991	$303,531

	Pension Plan Assets by Category as of December 29, 2019
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$64,151	$64,151
Level 2	—	87,047	87,047
Level 3	92,294	22,958	115,252
Total	$92,294	$174,156	$266,450

The tables below detail the foreign defined benefit plans’ assets by asset allocation and fair value hierarchy:

	End of Fiscal Year 2020
Asset Category	Level 1	Level 2	Level 3
		(in thousands)
Equity securities	$9,113	$—	$—
Debt and debt securities	60,699	95,004	25,927
Short-term investments (1)	1,092	—	—
Other investments (2)	—	—	111,696
	$70,904	$95,004	$137,623

	End of Fiscal Year 2019
Asset Category	Level 1	Level 2	Level 3
	(in thousands)
Equity securities	$8,143	$—	$—
Debt and debt securities	54,686	87,047	19,996
Short-term Investments (1)	1,322	—	—
Other Investments (2)	—	—	95,256
	$64,151	$87,047	$115,252

(1) Short-term investments are generally invested in interest-bearing accounts.
(2) Other investments is comprised of insurance contracts.

Assets identified as level 2 above pertain to corporate bonds and other debt securities. The fair values of these assets are calculated based on quoted market prices for similar assets.

With the exception of the Dutch plan assets as discussed above, the assets identified as level 3 above in 2020 and 2019 relate to insured annuities and direct lending assets held by the UK Plan. The fair value of these assets was calculated using the present value of the future cash flows due under the insurance annuities and for the direct lending assets the value is based on the asset value from the latest available valuation with adjustments for any drawdowns and distribution payments made between the valuation date and the reporting date. The range of discount rates used in the fair value calculation of level 3 assets held by the Dutch plan and the UK Plan were 0.50% to 1.30% for 2020 and 1.0% to 2.10% for 2019. The weighted average discount rates were 0.52% and 1.02% for 2020 and 2019, respectively. These amounts are weighted based on the fair value of level 3 plan assets subject to fluctuations in the discount rate. Any changes in these variables will impact the fair value of level 3 assets.

The table below indicates the change in value related to these level 3 assets during 2020 and 2019:

	Fiscal Year
	2020	2019
	(in thousands)
Balance of level 3 assets, beginning of year	$115,252	$109,254
Actual return on plan assets (1)	6,767	5,463
Purchases, sales and settlements, net	437	663
Assets transferred into level 3	3,934	2,101
Translation adjustment	11,233	(2,229)
Balance of level 3 assets, end of year	$137,623	$115,252

(1) Includes $10.1 million and $6.2 million for 2020 and 2019, respectively, of unrealized gains recognized during the period in other comprehensive income (loss) for assets held at year end.

During 2021, the Company expects to contribute $5.2 million to the plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

Fiscal Year	Expected Payments
(in thousands)
2021	$12,038
2022	12,097
2023	12,351
2024	12,595
2025	12,764
2026-2030	66,169

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

The tables presented below set forth the required disclosures in accordance with applicable accounting standards, and amounts recognized in the consolidated financial statements related to the domestic SCP. There is no service cost component of the change in benefit obligation in 2020 and 2019 as there are no longer any active participants in the plan.

	Fiscal Year
	2020	2019
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$31,740	$29,142
Interest cost	938	1,154
Benefits paid	(2,030)	(2,030)
Actuarial loss (gain)	3,186	3,474
Benefit obligation, end of year	$33,834	$31,740

The amounts recognized in the consolidated balance sheets are as follows:

	End of Fiscal Year
	2020	2019
	(in thousands)
Current liabilities	$2,030	$2,030
Non-current liabilities	31,804	29,710
Total benefit obligation	$33,834	$31,740

The components of the amounts in accumulated other comprehensive income, after tax, are as follows:

	Fiscal Year
	2020	2019
	(in thousands)
Unrecognized actuarial loss	$11,031	$9,139

The accumulated benefit obligation related to the SCP was $33.8 million and $31.7 million as of January 3, 2021 and December 29, 2019, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	Fiscal Year
	2020	2019	2018
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost:
Discount rate	3.05%	4.10%	3.50%
Rate of compensation	—	—	—

Assumptions used to determine benefit obligations:
Discount rate	2.15%	3.05%	4.10%
Rate of compensation	—	—	—

Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	938	1,154	1,082
Amortizations	558	375	464
Net periodic benefit cost	$1,496	$1,529	$1,546

The changes in other comprehensive income during 2020 related to the SCP as a result of plan activity and valuation were approximately $1.9 million, after tax, primarily comprised of a net loss during the period of $2.3 million and amortization of loss of $0.4 million.

During 2020, the Company contributed $2.0 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

Fiscal Year	Expected Payments
(in thousands)
2021	$2,030
2022	2,030
2023	2,030
2024	2,030
2025	2,030
2026-2030	9,447

NOTE 20 – ACQUISITION OF NORA

On June 14, 2018, the Company entered into a share purchase and transfer agreement to acquire the issued and outstanding shares of nora, nora’s outstanding third-party debt, and receivables related to nora’s shareholder loans. Nora is the holding company for a Germany-based manufacturer and multinational marketer of resilient floor coverings, including rubber flooring. In connection with the signing of the nora share purchase and transfer agreement, the Company entered into a derivative instrument to address the foreign currency risk associated with a portion of the nora purchase price. This option instrument did not qualify for hedge accounting, and the mark-to-market expense of $2.8 million to record the instrument at fair value at the end of the second quarter of 2018 was recorded in other expense in our consolidated statement of operations during the second quarter. The option instrument had a notional value of €315 million (or approximately $364 million as of the end of the second quarter of 2018) and an initial maturity of 120 days. Upon completion of the nora acquisition as discussed below, the option instrument was terminated and the Company recognized a loss of approximately $1.4 million upon termination, which was recorded in other expense in our consolidated statement of operations during the third quarter of 2018.

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

The transaction was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recorded at their fair market values as of the acquisition date. The results of operations for this acquisition have been consolidated with those of the Company from the acquisition date forward.  Tangible assets and liabilities of nora were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis. During the second quarter of 2019, the Company recognized a measurement period adjustment to adjust provisional amounts initially recorded for assumed deferred tax liabilities. This measurement period adjustment resulted in an increase to assumed deferred tax liabilities of $17.2 million and a corresponding increase to goodwill. The fair values of the assets acquired and liabilities assumed are now final and include all measurement period adjustments.

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

Recognized goodwill and intangible assets were assigned pro-rata to the Company’s three operating segments. None of the goodwill is expected to be deductible for income tax purposes. See Note 12 entitled “Goodwill and Intangible Assets” for additional information.

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

The following represents the pro forma consolidated statement of operations as if nora had been included in the consolidated results of the Company as of January 1, 2018. These are estimated for pro forma purposes only and do not necessarily reflect the results had nora been included as of the beginning of 2018.

Fiscal Year
2018
(in thousands)
Revenue	$1,340,449
Net income	96,909

Pro forma net income for 2018 excludes any transaction related costs as these are non-recurring costs for the combined Company.

NOTE 21 – SEGMENT INFORMATION

The Company has determined that it has three operating segments – namely, the Americas, Europe and Asia-Pacific geographic regions. The Company has aggregated the three operating segments into one reporting segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment. Nora results are included in the figures since the date of acquisition, and are included in our operating segments based on the geographic split of the operations.

During 2020, the Company changed the structure of its operating segments related to nora assets to align with where the assets are physically located. Certain nora assets that were previously reported within the Europe operating segment are now reported within the Americas and Asia-Pacific operating segments based on the geographical location of the assets. Total assets in the prior period presented have been revised to reflect this change.

While the Company operates as one reporting segment for the reasons discussed, included below is selected information on our operating segments.

Summary information by operating segment and reconciliations to the corresponding consolidated amounts follows:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Net Sales
Americas	$593,418	$757,112	$682,261
Europe	351,287	393,194	319,677
Asia-Pacific	158,557	192,723	177,635
Total net sales	$1,103,262	$1,343,029	$1,179,573

Depreciation and Amortization
Americas	$13,609	$12,917	$13,732
Europe	18,678	18,452	12,862
Asia-Pacific	7,780	8,302	8,567
Total segment depreciation and amortization	40,067	39,671	35,161
Corporate depreciation and amortization	5,853	5,261	3,923
Reported depreciation and amortization	$45,920	$44,932	$39,084

		End of Fiscal Year
		2020	2019
		(in thousands)
Assets
Americas		$800,068	$769,301
Europe		499,186	567,866
Asia-Pacific		183,109	210,142
Total segment assets		1,482,363	1,547,309
Corporate assets		111,073	141,942
Eliminations		(287,425)	(266,202)
Total reported assets		$1,306,011	$1,423,049

Total assets in the table above include operating lease right-of-use assets for fiscal years 2020 and 2019. Below is a summary of the operating lease right-of-use assets by operating segment and a reconciliation to the consolidated amounts:

	End of Fiscal Year
Operating Lease Right-of-Use Assets	2020	2019
	(in thousands)
Americas	$11,945	$20,126
Europe	65,473	66,038
Asia-Pacific	8,792	8,259
Total segment operating lease right-of-use assets	86,210	94,423

Corporate operating lease right-of-use assets	11,803	12,621
Total operating lease right-of-use assets	$98,013	$107,044

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2020, 2019 and 2018 were approximately 51%, 49% and 49%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. Other than the United States and Germany in 2020, and the United States in 2019 and 2018, no one country represented more than 10% of the Company’s net sales during the past three years. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	Fiscal Year
Sales to Unaffiliated Customers(1)	2020	2019	2018
	(in thousands)
United States	$545,183	$681,868	$600,093
Germany	115,402	117,418	75,958
Other foreign countries	442,677	543,743	503,522
Total net sales	$1,103,262	$1,343,029	$1,179,573

		End of Fiscal Year
Long-Lived Assets(2)		2020	2019
		(in thousands)
United States		$163,983	$132,390
Germany		79,294	76,448
Netherlands		51,190	48,220
Other foreign countries		64,569	67,527
Total long-lived assets		$359,036	$324,585

(1)Revenue attributed to geographic areas is based on the location of the customer.
(2)Long-lived assets attributed to geographic areas are based on the physical location of the asset. 2020 includes $1.8 million and $4.3 million of leased equipment in the United States and foreign countries, respectively. 2019 includes $0.6 million and $4.4 million of leased equipment in the United States and foreign countries, respectively.

NOTE 22 – QUARTERLY DATA AND SHARE INFORMATION (UNAUDITED)

The following tables set forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company’s Common Stock. The prices represent the reported high and low sale prices during the period presented.

	FISCAL YEAR 2020
	FIRST QUARTER(1)	SECOND QUARTER(2)	THIRD QUARTER(3)	FOURTH QUARTER(4)
	(in thousands, except per share data)
Net sales	$288,169	$259,504	$278,642	$276,947
Gross profit	114,311	97,294	102,162	96,807
Net income (loss)	(102,167)	4,709	5,913	19,616

Basic income (loss) per share	$(1.75)	$0.08	$0.10	$0.33
Diluted income (loss) per share	$(1.75)	$0.08	$0.10	$0.33

Share prices
High	$17.57	$11.04	$8.94	$10.53
Low	$5.06	$6.77	$5.88	$5.92

(1)Results for the first quarter of 2020 include purchase accounting amortization of $1.3 million, goodwill and intangible asset impairment charge of $121.3 million, impact of change in equity award forfeiture accounting of $1.4 million, and restructuring charges of $(1.1) million.
(2)Results for the second quarter of 2020 include purchase accounting amortization of $1.3 million, severance, lease exit and asset impairment charges of $8.8 million, and a warehouse fire loss of $4.2 million.
(3)Results for the third quarter of 2020 include purchase accounting amortization of $1.4 million, severance charges and restructuring adjustments of $5.8 million, and an SEC fine of $5.0 million.
(4)Results for the fourth quarter of 2020 include purchase accounting amortization of $1.4 million, severance, lease exit, restructuring adjustments and asset impairment charges of $3.2 million, loss on extinguishment of debt of $3.6 million, loss on discontinuance of interest rate swaps of $3.9 million, and recognition of income tax benefits related to uncertain tax positions taken in prior years of $12.7 million.

	FISCAL YEAR 2019
	FIRST QUARTER(1)	SECOND QUARTER(2)	THIRD QUARTER(3)	FOURTH QUARTER(4)
	(in thousands, except per share data)
Net sales	$297,688	$357,507	$348,352	$339,482
Gross profit(5)	116,522	140,730	137,744	137,971
Net income	7,059	29,499	26,210	16,432

Basic income per share	$0.12	$0.50	$0.45	$0.28
Diluted income per share	$0.12	$0.50	$0.45	$0.28

Share prices
High	$19.40	$17.22	$15.84	$17.68
Low	$13.87	$14.30	$10.37	$13.32

(1)Results for the first quarter of 2019 include purchase accounting amortization of $1.9 million.
(2)Results for the second quarter of 2019 include purchase accounting amortization of $1.3 million.
(3)Results for the third quarter of 2019 include purchase accounting amortization of $1.3 million and restructuring and other charges of $0.7 million.
(4)Results for the fourth quarter of 2019 include purchase accounting amortization of $1.3 million and restructuring and other charges of $12.3 million.
(5)Gross profit reflects certain classification and presentation changes related to customer service and other costs. Reclassifications of previously reported cost of sales to conform to the current presentation were $1.1 million for the first quarter, $2.1 million for the second quarter, $2.0 million for the third quarter and $2.3 million for the fourth quarter. See Note 1 entitled “Summary of Significant Accounting Policies” for additional information.

NOTE 23 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

Amounts reclassified out of accumulated other comprehensive loss (“AOCI”) to the consolidated statements of operations for the fiscal years 2020, 2019, and 2018, are reflected in the tables below:

		Fiscal Year
	Statement of Operations Location	2020	2019	2018
		(in thousands)
Foreign currency contracts loss	Cost of sales	$—	$(450)	$(468)
Interest rate swap contracts gain (loss)	Interest expense	(7,287)	151	890
Amortization of benefit plan prior service cost and net actuarial losses	Other expense	(2,213)	(976)	(1,831)
Total loss reclassified from AOCI		$(9,500)	$(1,275)	$(1,409)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc. and Subsidiaries
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Interface, Inc. and Subsidiaries (the “Company”) as of January 3, 2021 and December 29, 2019, the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the three years in the period ended January 3, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 3, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Notes 1 and 12 to the consolidated financial statements, the Company’s consolidated goodwill balance was $165.8 million as of January 3, 2021. Goodwill is tested for impairment annually as of the measurement date or more frequently if events or changes in circumstances indicate the asset might be impaired. During the first quarter of fiscal 2020, the Company concluded that a triggering event occurred for each of its reporting units due to the deterioration in the macroeconomic conditions related to the COVID-19 pandemic. As a result of the first quarter quantitative goodwill impairment testing, the Company recorded a goodwill impairment charge for the Europe and Asia-Pacific reporting units in the amounts of $99.2 million and $17.3 million, respectively. During the fourth quarter of fiscal 2020, the Company performed the annual impairment test for all reporting units, and no impairment was recognized as a result of the assessment. The goodwill impairment test consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to the reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. The Company estimates the fair value of its reporting units using a weighting of fair values derived from an income approach and a market approach.

We identified the estimate of the fair value of the Europe and Asia-Pacific reporting units during the goodwill impairment assessments as of the interim testing date of April 5, 2020, and as of the annual measurement date, as a critical audit matter. The principal considerations for our determination are: (i) these reporting units had relatively lower excess fair value over book value and, therefore, the fair value estimates were sensitive to changes in the significant assumptions such as revenue, gross margin, earnings, terminal growth rate, and the discount rate included in the income approach, (ii) the greater than usual volatility and uncertainty underlying the market data used in the market approach due to market fluctuations during the COVID-19 pandemic, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. These assumptions were especially challenging to test and required significant auditor judgment due to the inherent uncertainties related to the severity and duration of the COVID-19 pandemic.

The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls related to management’s forecasting process, including controls over management’s review of the data and significant assumptions utilized to determine fair value of the Company’s reporting units, including revenue, gross margin, and earnings.
•Evaluating the reasonableness of the significant assumptions used in management’s income approach analysis by comparing the forecasts of revenues, gross margins, and earnings to historical results and the Company’s projected budget, including the effect of COVID-19.
•Testing the reconciliation of the estimated fair value of the Company’s reporting units to the indicated market capitalization of the Company as a whole.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness and relative weighting of the income and market approaches, (ii) testing the mathematical accuracy of the Company’s calculations, (iii) evaluating the reasonableness of the discount rate and terminal growth rate used in the income approach, (iv) assessing the reasonableness of certain market data used in the market approach, and (v) evaluating the reasonableness of the market capitalization reconciliation.

We are uncertain as to the year we began serving consecutively as the auditor of the Company's financial statements; however, we are aware that we have been the Company's auditor consecutively since at least 1981.

/s/ BDO USA, LLP

Atlanta, Georgia

March 3, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc. and Subsidiaries
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Interface, Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 3, 2021 and December 29, 2019, the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the three years in the period ended January 3, 2021, and the related notes and schedule and our report dated March 3, 2021 expressed an unqualified opinion thereon.

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

March 3, 2021

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on that assessment, management concluded that, as of January 3, 2021, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following consolidated financial statements and notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income (Loss) — fiscal years ended January 3, 2021, December 29, 2019 and December 30, 2018.

Consolidated Balance Sheets — January 3, 2021 and December 29, 2019.

Consolidated Statements of Cash Flows — fiscal years ended January 3, 2021, December 29, 2019, and December 30, 2018.

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

4.1
Description of the Company’s Securities (included as Exhibit 4.1 to the Company’s annual report on Form 10-K for the year ended December 29, 2019, previously filed with the Commission and incorporated herein by reference).

4.2
Indenture governing the Company’s 5.50% Senior Notes Due 2028, dated as of November 17, 2020 (included as Exhibit 4.1 to the Company’s current report on Form 8-K filed on November 18, 2020, previously filed with the Commission and incorporated herein by reference).

4.3
Form of 5.50% Senior Note Due 2028 (included as Exhibit 4.2 to the Company’s current report on Form 8-K filed on November 18, 2020, previously filed with the Commission and incorporated herein by reference, and included in Exhibit 4.2 to this Report).

10.1	Salary Continuation Plan, dated May 7, 1982 (included as Exhibit 10.20 to the Company’s registration statement on Form S-1, File No. 2-82188, previously filed with the Commission and incorporated herein by reference).*
10.2
Form of Salary Continuation Agreement, dated as of January 1, 2008 (as used for Daniel T. Hendrix) (included as Exhibit 99.5 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.3
Interface, Inc. Omnibus Stock Incentive Plan (as amended and restated effective February 18, 2015) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 20, 2015, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement, as used for executive officers (included as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2007, previously filed with the Commission and incorporated herein by reference); Form of Performance Share Agreement (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 20, 2016, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement, as used for executive officers (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference); Form of Performance Share Agreement for executive officers (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement, as used for directors (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference); Form of 2018 Restricted Stock Agreement for executive officers (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference); and Form of 2018 Performance Share Agreement for executive officers (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference).*

10.4
Interface, Inc. Executive Bonus Plan, as amended October 28, 2015 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on October 28, 2015, previously filed with the Commission and incorporated herein by reference).*

10.5
Interface, Inc. Nonqualified Savings Plan (as amended and restated effective January 1, 2002) (included as Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 30, 2001, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 20, 2002 (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 30, 2002 (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated as of May 8, 2003 (included as Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 28, 2003 (the “2003 10-K”), previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto, dated as of December 31, 2003 (included as Exhibit 10.7 to the 2003 10-K, previously filed with the Commission and incorporated herein by reference).*

10.6
Amended and Restated Employment and Change in Control Agreement of Jay D. Gould dated as of March 3, 2017 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on April 14, 2017, previously filed with the Commission and incorporated herein by reference).*

10.7
Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.8
Form of Indemnity Agreement of Officer (as used for certain current and former officers of the Company, including Daniel T. Hendrix, Jay D. Gould, David B. Foshee, and Matthew J. Miller) (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.9
Interface, Inc. Long-Term Care Insurance Plan and related Summary Plan Description (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on December 20, 2005, previously filed with the Commission and incorporated herein by reference).*

10.10
Interface, Inc. Nonqualified Savings Plan II, as amended and restated effective January 1, 2009 (included as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 30, 2012 (the “2012 10-K”), previously filed with the Commission and incorporated herein by reference; First Amendment thereto, dated February 26, 2009 (included as Exhibit 10.19 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated December 9, 2009 (included as Exhibit 10.20 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated April 15, 2010 (included as Exhibit 10.21 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Fourth Amendment thereto, dated August 9, 2012 (included as Exhibit 10.22 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Sixth Amendment thereto, dated March 30, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 31, 2020, previously filed with the Commission and incorporated herein by reference); Seventh Amendment thereto (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on August 11, 2020, previously filed with the Commission and incorporated herein by reference); and Eighth Amendment thereto, dated November 19, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 24, 2020, previously filed with the Commission and incorporated herein by reference).*

10.11
Second Amended and Restated Security and Pledge Agreement, dated as of August 7, 2018, among Interface, Inc., certain subsidiaries of the Company as obligors, and Bank of America, N.A. as Administrative Agent (included as Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 29, 2019, previously filed with the Commission and incorporated herein by reference).

10.12
Employment Offer Letter to Bruce A. Hausmann (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference).*

10.13
First Restatement Agreement, dated as of July 20, 2018, among Interface, Inc., certain subsidiaries of the Company as borrowers, certain subsidiaries of the Company as guarantors, Bank of America, N.A. as Administrative Agent, and the other lenders party thereto (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 26, 2018, previously filed with the Commission and incorporated herein by reference).

10.14
First Amendment to Second Amended and Restated Syndicated Facility Agreement, dated as of December 18, 2019 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on December 23, 2019, previously filed with the Commission and incorporated herein by reference).

10.15
Second Amendment to Second Amended and Restated Syndicated Facility Agreement dated as of July 15, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 16, 2020, previously filed with the Commission and incorporated herein by reference).

10.16
Third Amendment to Second Amended and Restated Syndicated Facility Agreement, dated as of November 17, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 18, 2020, previously filed with the Commission and incorporated herein by reference).

10.17
Interface, Inc. 2020 Omnibus Stock Incentive Plan (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 28, 2020, previously filed with the Commission and incorporated herein by reference).*

10.18	Contract of employment of Nigel Stansfield.*
10.19	Form of Severance Protection and Change in Control Agreement (as used for David B. Foshee and Matthew J. Miller).*

21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
24	Power of Attorney (see signature page of this Report).
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021.
32.1
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

32.2
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended January 3, 2021, formatted in Inline XBRL.

*Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

ITEM 16. FORM 10-K SUMMARY

None.

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Expected Credit Losses
Year ended:
January 3, 2021	$3,793	$3,777	$—	$927	$6,643
December 29, 2019	3,540	881	—	628	3,793
December 30, 2018	3,493	1,848	—	1,801	3,540

(A)Includes changes in foreign currency exchange rates as well as the addition of the nora reserves since the acquisition date.

(B)Write off of bad debt, and recovering of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS (B)	COLUMN D DEDUCTIONS (DESCRIBE) (C)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Restructuring Reserve
Year ended:
January 3, 2021	$11,445	$(4,626)	$—	$5,755	$1,064
December 29, 2019	11,907	7,944	49	8,357	11,445
December 30, 2018	2,568	11,961	8,569	2,622	11,907

(A)Includes changes in foreign currency exchange rates as well as the nora reserves since the acquisition date.

(B)Direct reduction of asset carrying value, not included in restructuring reserve.

(C)Cash payments.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty and Sales Allowances Reserves
Year ended:
January 3, 2021	$3,853	$1,062	$—	$1,667	$3,248
December 29, 2019	3,495	1,519	—	1,161	3,853
December 30, 2018	4,111	1,074	—	1,690	3,495

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

Date: March 3, 2021		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
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

Signature	Capacity	Date

/s/ DANIEL T. HENDRIX	President, Chief Executive Officer and Chairman of the Board and Director	March 3, 2021
Daniel T. Hendrix

/s/ BRUCE A. HAUSMANN	Vice President and Chief Financial Officer	March 3, 2021
Bruce A. Hausmann	(Principal Financial Officer)

/s/ ROBERT PRIDGEN	Vice President and Chief Accounting Officer	March 3, 2021
Robert Pridgen	(Principal Accounting Officer)

/s/ JOHN P. BURKE	Director	March 3, 2021
John P. Burke

/s/ DWIGHT GIBSON	Director	March 3, 2021
Dwight Gibson

/s/ CHRISTOPHER G. KENNEDY	Director	March 3, 2021
Christopher G. Kennedy

/s/ JOSEPH KEOUGH	Director	March 3, 2021
Joseph Keough

/s/ CATHERINE M. KILBANE	Director	March 3, 2021
Catherine M. Kilbane

/s/ DAVID KOHLER	Director	March 3, 2021
K. David Kohler

/s/ SHERYL D. PALMER	Director	March 3, 2021
Sheryl D. Palmer