Form 10-Q
period 2021-04-04
INTERFACE INC
filed 2021-05-11
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended April 04, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Shares outstanding of each of the registrant’s classes of common stock at May 7, 2021:

Class	Number of Shares
Common Stock, $0.10 par value per share	59,013,341

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	APRIL 4, 2021	JANUARY 3, 2021
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$106,923	$103,053
Accounts receivable, net	128,610	139,869
Inventories, net	243,067	228,725
Prepaid expenses and other current assets	38,827	23,747
Total current assets	517,427	495,394
Property, plant and equipment, net	348,632	359,036
Operating lease right-of-use assets	94,609	98,013
Deferred tax asset	15,007	18,175
Goodwill and intangibles, net	239,158	253,536
Other assets	80,493	81,857

Total assets	$1,295,326	$1,306,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$72,029	$58,687
Accrued expenses	116,590	105,739
Current portion of operating lease liabilities	13,289	13,555
Current portion of long-term debt	15,176	15,319
Total current liabilities	217,084	193,300
Long-term debt	547,395	561,251
Operating lease liabilities	83,173	86,468
Deferred income taxes	32,462	34,307
Other long-term liabilities	100,397	104,147

Total liabilities	980,511	979,473

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at April 4, 2021 and January 3, 2021	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 59,014 and 58,664 shares issued and outstanding at April 4, 2021 and January 3, 2021, respectively	5,901	5,865
Additional paid-in capital	248,571	247,920
Retained earnings	214,911	208,562
Accumulated other comprehensive loss – foreign currency translation	(79,928)	(60,331)
Accumulated other comprehensive loss – cash flow hedge	(5,441)	(6,190)
Accumulated other comprehensive loss – pension liability	(69,199)	(69,288)

Total shareholders’ equity	314,815	326,538

Total liabilities and shareholders’ equity	$1,295,326	$1,306,011
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED
	APRIL 4, 2021	APRIL 5, 2020
NET SALES	$253,260	$288,169
Cost of Sales	157,222	173,858
GROSS PROFIT ON SALES	96,038	114,311

Selling, General and Administrative Expenses	79,302	87,683
Restructuring Charges	(130)	(1,118)
Goodwill and Intangible Asset Impairment Charge	—	121,258
OPERATING INCOME (LOSS)	16,866	(93,512)

Interest Expense	7,256	5,630
Other Expense	715	1,491

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	8,895	(100,633)
Income Tax Expense	1,957	1,534

NET INCOME (LOSS)	$6,938	$(102,167)

Earnings (Loss) Per Share – Basic	$0.12	$(1.75)
Earnings (Loss) Per Share – Diluted	$0.12	$(1.75)

Common Shares Outstanding – Basic	58,730	58,450
Common Shares Outstanding – Diluted	58,730	58,452
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	APRIL 4, 2021	APRIL 5, 2020
Net Income (Loss)	$6,938	$(102,167)
Other Comprehensive Loss, Foreign Currency Translation Adjustment	(19,597)	(15,245)
Other Comprehensive Income (Loss), Cash Flow Hedge	749	(6,140)
Other Comprehensive Income, Pension Liability Adjustment	89	1,733
Comprehensive Loss	$(11,821)	$(121,819)
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	APRIL 4, 2021	APRIL 5, 2020
OPERATING ACTIVITIES:
Net income (loss)	$6,938	$(102,167)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	11,934	10,940
Stock compensation amortization expense (benefit)	924	(2,932)
Deferred income taxes and other	230	(15,732)
Amortization of acquired intangible assets	1,421	1,315
Goodwill and intangible asset impairment	—	121,258
Working capital changes:
Accounts receivable	9,794	28,635
Inventories	(19,046)	(22,514)
Prepaid expenses and other current assets	(15,852)	(7,464)
Accounts payable and accrued expenses	28,512	(27,056)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,855	(15,717)

INVESTING ACTIVITIES:
Capital expenditures	(5,214)	(22,204)
Other	—	(90)

CASH USED IN INVESTING ACTIVITIES	(5,214)	(22,294)

FINANCING ACTIVITIES:
Repayments of long-term debt	(30,239)	(19,875)
Borrowing of long-term debt	18,000	54,000
Tax withholding payments for share-based compensation	(179)	(1,344)
Proceeds from issuance of common stock	—	93
Debt issuance costs	(36)	—
Finance lease payments	(527)	(399)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,981)	32,475

Net cash provided by (used in) operating, investing and financing activities	6,660	(5,536)
Effect of exchange rate changes on cash	(2,790)	(3,114)

CASH AND CASH EQUIVALENTS:
Net change during the period	3,870	(8,650)
Balance at beginning of period	103,053	81,301

Balance at end of period	$106,923	$72,651
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended January 3, 2021, as filed with the Commission.
The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature unless otherwise disclosed. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 3, 2021, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).
The three month period ended April 4, 2021 includes 13 weeks, and the three month period ended April 5, 2020 includes 14 weeks.
Risks and Uncertainties
The World Health Organization declared the COVID-19 outbreak a pandemic in March 2020, and many companies have experienced disruptions in their operations. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that, except for the goodwill and intangible asset impairment recorded in the first quarter of 2020 and discussed in Note 10 “Goodwill and Intangible Assets,” the decline in 2021 revenue, and its consequent impacts on production volume, operating income, net income, cash flows, and order rates, there were no other material adverse impacts on the Company’s results of operations and financial position at April 4, 2021. The Company’s primary credit facility has various financial and other covenants including, but not limited to, a covenant to not exceed a maximum secured net debt to EBITDA ratio, as defined by the credit facility agreement. The Company is currently in compliance with all covenants under the credit facility agreement and anticipates that it will remain in compliance with the covenants for the foreseeable future. The full extent of the future impact of COVID-19 on the Company’s operations is uncertain. A prolonged COVID-19 pandemic may continue to have a material adverse impact on our operations, financial condition, and supply chains. It may negatively impact our ability to collect outstanding receivables, manage inventory, produce our products and service customers. The impact of COVID-19 could result in additional impairment losses related to goodwill, intangible assets, and property, plant and equipment.
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
Reclassifications
In the first quarter of fiscal 2021, the Company determined that it has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment is unchanged from prior year and continues to include the United States, Canada and Latin America geographic areas. Segment disclosures for 2020 have been restated to conform to the current reportable segment structure. See Note 11 entitled “Segment Information” for additional information.

Recently Adopted Accounting Pronouncements
On January 4, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740 related to intraperiod tax allocation, the calculation of income taxes in interim periods, and the accounting for outside basis differences of foreign subsidiaries and equity method investments. The amendments also improve consistent application of and simplify GAAP for other areas of ASC Topic 740, including franchise or similar taxes partially based on income, the accounting for a step-up in tax basis goodwill, and interim recognition of an enacted change in tax laws or rates, by clarifying and amending existing guidance. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard addresses the risks from the discontinuation of the London Interbank Offered Rate (LIBOR) and provides optional expedients and exceptions to contracts, hedging relationships and other transactions that reference LIBOR if certain criteria are met. This new guidance is effective and may be applied beginning March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adoption of this standard.

NOTE 2 – REVENUE RECOGNITION
Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 99% and 98% of total revenue for the three month periods ended April 4, 2021 and April 5, 2020, respectively. The remaining 1% and 2% of revenue was generated from the installation of carpet and other flooring-related material for the 2021 and 2020 three month periods, respectively.
Disaggregation of Revenue
For the three months ended April 4, 2021 and April 5, 2020, revenue from the Company’s customers is broken down by geography as follows:

	Three Months Ended
Geography	April 4, 2021	April 5, 2020
Americas	50.1%	54.9%
Europe	35.1%	32.8%
Asia-Pacific	14.8%	12.3%
Revenue from the Company’s customers in the Americas corresponds to the AMS operating segment, and the EAAA operating segment includes revenue from the Europe and Asia-Pacific geographies. See Note 11 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	April 4, 2021	January 3, 2021
	(in thousands)
Finished goods	$169,213	$152,836
Work in process	15,743	17,109
Raw materials	58,111	58,780
Inventories, net	$243,067	$228,725

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

	Three Months Ended
Earnings (Loss) Per Share	April 4, 2021	April 5, 2020
Basic Earnings (Loss) Per Share:
Distributed earnings	$0.01	$0.07
Undistributed earnings (loss)	0.11	(1.82)
Total	$0.12	$(1.75)

Diluted Earnings (Loss) Per Share:
Distributed earnings	$0.01	$0.07
Undistributed earnings (loss)	0.11	(1.82)
Total	$0.12	$(1.75)

Basic earnings (loss) per share	$0.12	$(1.75)
Diluted earnings (loss) per share	$0.12	$(1.75)
The following table presents net income that was attributable to participating securities:

	Three Months Ended
	April 4, 2021	April 5, 2020
	(in millions)
Net income attributable to participating securities	$0.1	$—
The weighted average shares for basic and diluted EPS were as follows:

	Three Months Ended
	April 4, 2021	April 5, 2020
	(in thousands)
Weighted average shares outstanding	57,979	58,060
Participating securities	751	390
Shares for basic earnings per share	58,730	58,450
Dilutive effect of stock options	—	2
Shares for diluted earnings per share	58,730	58,452
For all periods presented, there were no stock options or participating securities excluded from the computation of diluted EPS.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	April 4, 2021		January 3, 2021
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$—	4.00%	$3,000	4.00%
Term loan borrowings	270,901	1.84%	282,215	1.87%
Total borrowings under Syndicated Credit Facility	270,901	1.84%	285,215	1.89%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	570,901		585,215
Less: Unamortized debt issuance costs	(8,330)		(8,645)

Total debt, net	562,571		576,570
Less: Current portion of long-term debt	(15,176)		(15,319)

Total long-term debt, net	$547,395		$561,251
(1) Represents the stated rate of interest, without the effect of debt issuance costs or interest rate swaps.
Syndicated Credit Facility
The Syndicated Credit Facility (the “Facility”) provides the Company and certain of its subsidiaries a multicurrency revolving loan and U.S. denominated and multicurrency term loans. Interest on base rate loans is charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on Eurocurrency-based loans and fees for letters of credit are charged at varying rates computed by applying a margin over the applicable Eurocurrency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.
As of both April 4, 2021 and January 3, 2021, the Company had $1.6 million in letters of credit outstanding under the Facility.
As of both April 4, 2021 and January 3, 2021, the carrying value of the Company’s borrowings under the Facility approximated its fair value as the Facility bears interest rates that are similar to existing market rates.
Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which are due on the last day of the calendar quarter.
The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.
5.50% Senior Notes due 2028
The 5.50% Senior Notes due 2028 (the “Senior Notes”) bear an interest rate at 5.50% per annum and mature on December 1, 2028. Interest is paid semi-annually on June 1 and December 1 of each year, beginning on June 1, 2021. The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its existing Facility.

As of April 4, 2021, the estimated fair value of the Senior Notes was $310.7 million, compared with a carrying value recorded in the Company’s consolidated condensed balance sheet of $300.0 million, excluding unamortized debt issuance costs. The fair value of the Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy.
Other Lines of Credit
Subsidiaries of the Company had an aggregate of the equivalent of $6.0 million of other lines of credit available at interest rates ranging from 3.5% to 6.0% as of both April 4, 2021 and January 3, 2021. As of April 4, 2021 and January 3, 2021, there were no borrowings outstanding under these lines of credit.
Borrowing Costs
Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of April 4, 2021 and January 3, 2021, the unamortized debt issuance costs recorded as a reduction of long-term debt were $8.3 million and $8.6 million, respectively.
Other deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of revolving debt, net of accumulated amortization, were $1.9 million and $2.0 million as of April 4, 2021 and January 3, 2021, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.

NOTE 6 – DERIVATIVE INSTRUMENTS
Interest Rate Risk Management
From time to time, the Company enters into interest rate swap transactions to fix the variable interest rate on a portion of its term loan borrowing in order to manage a portion of its exposure to interest rate fluctuations. The Company’s objective and strategy with respect to these interest rate swaps is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability to cash flows relating to interest payments on a portion of its outstanding debt.
Cash Flow Interest Rate Swaps
In the fourth quarter of 2020 the Company terminated its designated interest rate swap transactions with a total notional value of $250 million. Hedge accounting was also discontinued at that time. Losses recorded in accumulated other comprehensive income for these terminated interest rate swaps are reclassified and recorded in the consolidated condensed statement of operations to the extent it is probable that a portion of the original forecasted transactions related to the portion of the hedged debt repaid will not occur by the end of the originally specified time period. See Note 14 entitled “Items Reclassified From Accumulated Other Comprehensive Loss” for additional information.
As of April 4, 2021 and January 3, 2021, the remaining accumulated other comprehensive loss associated with the terminated interest rate swaps was $7.6 million and $8.7 million, respectively, and will be amortized to earnings over the remaining term of the interest rate swaps prior to termination. We expect that approximately $4.1 million related to the terminated interest rate swaps will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
The following table summarizes the impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss, net of tax, during the three months ended April 5, 2020:

Three Months Ended
April 5, 2020
(in thousands)
Interest rate swap contracts loss	$(6,140)
Derivative Transactions Not Designated as Hedging Instruments
Our Asia-Pacific operations, from time to time, purchase foreign currency options to economically hedge inventory purchases denominated in foreign currencies other than their functional currency. The Company’s objective with respect to these foreign currency options is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to payment on inventory purchases. These options are classified as non-designated derivative instruments. Gains and losses on the changes in fair value of these foreign currency options are recognized in earnings each period. As of April 4, 2021, the Company had outstanding foreign currency options with an aggregate notional amount of $8.8 million.
The table below sets forth the fair value of derivative instruments not designated as hedging instruments as of April 4, 2021 and January 3, 2021:

		Asset Derivatives
	Balance Sheet Location	Fair Value as of April 4, 2021	Fair Value as of January 3, 2021
		(in thousands)
Foreign currency options	Other current assets	$21	$37

The following table summarizes gains and losses on derivatives not designated as hedging instruments within the consolidated condensed statements of operations for the three months ended April 4, 2021 and April 5, 2020:

		Three Months Ended
	Statement of Operations Location	April 4, 2021	April 5, 2020
		(in thousands)
Foreign currency options gain	Other expense	$185	$1,700

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three months ended April 4, 2021 and April 5, 2020:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 3, 2021	58,664	$5,865	$247,920	$208,562	$(69,288)	$(60,331)	$(6,190)
Net income	—	—	—	6,938	—	—	—
Restricted stock issuances	376	38	5,277	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(5,315)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	—
Forfeitures and compensation expense related to stock awards	(26)	(2)	689	—	—	—	—
Pension liability adjustment	—	—	—	—	89	—	—
Foreign currency translation adjustment	—	—	—	—	—	(19,597)	—
Reclassification out of accumulated other comprehensive income - discontinued cash flow hedge	—	—	—	—	—	—	749
Balance, at April 4, 2021	59,014	$5,901	$248,571	$214,911	$(69,199)	$(79,928)	$(5,441)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at December 29, 2019	58,416	$5,842	$250,306	$286,056	$(56,700)	$(113,139)	$(4,163)
Net loss	—	—	—	(102,167)	—	—	—
Issuances of stock (other than restricted stock)	220	22	197	—	—	—	—
Restricted stock issuances	107	10	1,720	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(1,731)	—	—	—	—
Cash dividends declared, $0.065 per common share	—	—	—	(3,807)	—	—	—
Forfeitures and compensation expense related to stock awards	(255)	(25)	(4,114)	—	—	—	—
Pension liability adjustment	—	—	—	—	1,733	—	—
Foreign currency translation adjustment	—	—	—	—	—	(15,245)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(6,140)
Balance, at April 5, 2020	58,488	$5,849	$246,378	$180,082	$(54,967)	$(128,384)	$(10,303)
Stock Option Awards
In accordance with accounting standards, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award. All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first three months of 2021 or 2020.
As of April 4, 2021, there were no stock options outstanding and exercisable. There were no stock options granted in the first three months of 2021 or 2020. There were no stock options exercised and no stock options forfeited in the first three months of 2021. There were 7,500 stock options exercised in the first three months of 2020 and no stock option forfeitures during those three months.

Restricted Stock Awards
During the three months ended April 4, 2021 and April 5, 2020, the Company granted restricted stock awards for 375,600 and 199,600 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.
Compensation expense (benefit) related to restricted stock grants was $0.7 million and $(0.7) million for the three months ended April 4, 2021, and April 5, 2020, respectively. The Company has reduced its expense for restricted stock forfeited during the period.
The following table summarizes restricted stock outstanding as of April 4, 2021, as well as activity during the three months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	436,900	$24.73
Granted	375,600	14.15
Vested	(58,600)	24.09
Forfeited or canceled	(3,100)	16.69
Outstanding at April 4, 2021	750,800	$19.52
As of April 4, 2021, the unrecognized total compensation cost related to unvested restricted stock was $7.5 million. That cost is expected to be recognized by the end of 2024.
Performance Share Awards
During the three months ended April 4, 2021 and April 5, 2020, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.
The following table summarizes the performance shares outstanding as of April 4, 2021, as well as the activity during the three months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	405,300	$16.94
Granted	296,900	14.15
Vested	—	—
Forfeited or canceled	(47,500)	23.42
Outstanding at April 4, 2021	654,700	$15.20
Compensation expense (benefit) related to the performance shares was $0.2 million and $(2.2) million for the three months ended April 4, 2021 and April 5, 2020, respectively. The Company has reduced its expense for performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $9.5 million as of April 4, 2021. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2024.
The tax benefit recognized with regard to restricted stock and performance shares was approximately $0.2 million for the three months ended April 4, 2021.

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
As of April 4, 2021, there were no significant leases that had not commenced as of the end of the first quarter.
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to our leases as of April 4, 2021 and January 3, 2021:

	April 4, 2021		January 3, 2021
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$94,609		$98,013

Current portion of operating lease liabilities	$13,289		$13,555
Operating lease liabilities	83,173		86,468
Total operating lease liabilities	$96,462		$100,023

Property, plant and equipment, net		$6,835		$6,138

Accrued expenses		$1,733		$1,496
Other long-term liabilities		3,148		2,688
Total finance lease liabilities		$4,881		$4,184
Lease Costs

	Three Months Ended
	April 4, 2021	April 5, 2020
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$279	$300
Interest on lease liabilities	32	18
Operating lease cost	5,886	6,222
Short-term lease cost	463	175
Variable lease cost	806	646
Total lease cost	$7,466	$7,361

Other Supplemental Information

	Three Months Ended
	April 4, 2021	April 5, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$32	$18
Operating cash flows from operating leases	5,200	5,881
Financing cash flows from finance leases	527	399
Right-of-use assets obtained in exchange for new finance lease liabilities	1,273	213
Right-of-use assets obtained in exchange for new operating lease liabilities	2,378	977
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of April 4, 2021 and January 3, 2021:

	April 4, 2021	January 3, 2021
Weighted-average remaining lease term – finance leases (in years)	3.19	3.35
Weighted-average remaining lease term – operating leases (in years)	10.41	10.61
Weighted-average discount rate – finance leases	2.60%	2.64%
Weighted-average discount rate – operating leases	5.98%	5.98%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2021 (excluding the three months ended April 4, 2021)	$14,250	$1,437
2022	16,036	1,519
2023	13,000	1,237
2024	10,889	712
2025	9,939	196
Thereafter	68,815	—
Total future minimum lease payments (undiscounted)	132,929	5,101
Less: Present value discount	(36,467)	(220)
Total lease liability	$96,462	$4,881
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

NOTE 9 – EMPLOYEE BENEFIT PLANS
The Company recorded multi-employer pension expense related to multi-employer contributions of $0.7 million during both three month periods ended April 4, 2021 and April 5, 2020.
The following tables provide the components of net periodic benefit cost for the three months ended April 4, 2021 and April 5, 2020:

	Three Months Ended
Defined Benefit Retirement Plans (Europe)	April 4, 2021	April 5, 2020
	(in thousands)
Interest cost	$572	$891
Expected return on assets	(849)	(1,064)
Amortization of prior service cost	29	26
Amortization of net actuarial losses	404	326
Net periodic benefit cost	$156	$179

	Three Months Ended
Salary Continuation Plan	April 4, 2021	April 5, 2020
	(in thousands)
Interest cost	$176	$234
Amortization of net actuarial losses	186	140
Net periodic benefit cost	$362	$374

	Three Months Ended
nora Defined Benefit Plan	April 4, 2021	April 5, 2020
	(in thousands)
Service cost	$277	$258
Interest cost	103	111
Amortization of net actuarial losses	92	—
Net periodic benefit cost	$472	$369
In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income (loss) in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense in the consolidated condensed statements of operations.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS
In the first quarter of 2021, the Company determined that it has two operating and reportable segments – namely AMS and EAAA. See Note 11 entitled “Segment Information” for additional information. The Company tests goodwill for impairment at least annually at the reporting unit level. The Company’s reporting units remain unchanged following the realignment of its segments and consist of Americas, Europe, and Asia-Pacific. The Americas reporting unit is the same as the AMS reportable segment, and the Europe and Asia-Pacific reporting units are one level below the EAAA reportable segment.
During the first quarter of 2020, as a result of changes in macroeconomic conditions related to the COVID-19 pandemic, the Company recognized a charge of $121.3 million for the impairment of goodwill and certain intangible assets. As a result of the first quarter assessment, we determined that the fair value for two reporting units was less than the carrying value and recognized a goodwill impairment loss of $116.5 million in the first quarter of 2020. The expected decline in revenue due to the impact of COVID-19 contributed to the lower fair value of our Europe and Asia-Pacific reporting units. As such, the goodwill impairment loss was allocated to our Europe and Asia-Pacific reporting units in the amounts of $99.2 million and $17.3 million, respectively. There were no indicators of additional goodwill impairment as of April 4, 2021.
The changes in the carrying amounts of goodwill for the three months ended April 4, 2021 are as follows:

Goodwill
(in thousands)
Balance, at January 3, 2021	$165,777
Foreign currency translation	(9,815)
Balance, at April 4, 2021	$155,962
Additionally, we determined that the trademarks and trade names intangible assets related to the acquired nora business were also impaired and recognized an impairment loss of $4.8 million in the first quarter of 2020. The carrying value of intangible assets was $83.2 million at April 4, 2021. There were no indicators of additional intangible asset impairment as of the end of the first quarter of 2021.

NOTE 11 – SEGMENT INFORMATION
The Company determines that an operating segment exists if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has operating results that are regularly reviewed by the chief operating decision maker (“CODM”) and (iii) has discrete financial information. Additionally, accounting standards require the utilization of a “management approach” to report the financial results of operating segments, which is based on information used by the CODM to assess performance and make operating and resource allocation decisions. In the first quarter of 2021, the Company largely completed its integration of the nora acquisition, and integration of its European and Asia-Pacific commercial areas and determined that it has two operating segments organized by geographical area – namely (a) Americas (“AMS”) and (b) Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment is unchanged from prior year and continues to include the United States, Canada and Latin America geographic areas.
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income or loss (“AOI”), which includes allocations of corporate selling, general and administrative expenses. AOI excludes nora purchase accounting amortization, goodwill and intangible asset impairment charges, changes in equity award forfeiture accounting, restructuring charges, asset impairment, severance and other charges. Intersegment revenues for the three months ended April 4, 2021 and April 5, 2020 were $15.7 million and $19.5 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA as each operating segment meets the quantitative thresholds defined in the accounting guidance.
Segment information below for fiscal year 2020 has been restated to reflect our new reportable segment structure.

	Three Months Ended
	April 4, 2021	April 5, 2020
	(in thousands)
Net Sales
AMS	$126,967	$158,091
EAAA	126,293	130,078
Total net sales	$253,260	$288,169

Segment AOI
AMS	$11,913	$23,552
EAAA	8,011	5,798

Depreciation and Amortization
AMS	$4,723	$3,907
EAAA	7,211	7,033
Total depreciation and amortization	$11,934	$10,940

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	April 4, 2021	January 3, 2021
	(in thousands)
Assets
AMS	$795,007	$800,068
EAAA	679,240	682,295
Total segment assets	$1,474,247	$1,482,363
Corporate assets	129,199	111,073
Eliminations	(308,120)	(287,425)
Total reported assets	$1,295,326	$1,306,011

A reconciliation of operating income to income (loss) before income tax expense and segment AOI is presented as follows:

	Three Months Ended
	April 4, 2021	April 5, 2020
	(in thousands)
AMS operating income	$11,647	$20,100
EAAA operating income (loss)	5,219	(113,612)
Consolidated operating income (loss)	$16,866	$(93,512)
Interest expense	7,256	5,630
Other expense	715	1,491
Income (loss) before income tax expense	$8,895	$(100,633)

	Three Months Ended April 4, 2021
	AMS	EAAA
	(in thousands)
Operating income	$11,647	$5,219
Purchase accounting amortization	—	1,421
Restructuring, asset impairment, severance and other charges	266	1,371
AOI	$11,913	$8,011

	Three Months Ended April 5, 2020
	AMS	EAAA
	(in thousands)
Operating income (loss)	$20,100	$(113,612)
Purchase accounting amortization	—	1,315
Goodwill and intangible asset impairment	2,695	118,563
Impact of change in equity award forfeiture accounting	757	650
Restructuring, asset impairment, severance and other charges	—	(1,118)
AOI	$23,552	$5,798

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $1.6 million and $6.6 million for the three months ended April 4, 2021 and April 5, 2020, respectively. Income tax payments, net of refunds, amounted to $3.2 million and $9.3 million for the three months ended April 4, 2021 and April 5, 2020, respectively.
Non-Cash Investing and Financing Activities
On March 16, 2021, the Company declared cash dividends on its common stock of $0.6 million, which were paid during the second quarter of 2021 to shareholders of record as of April 2, 2021. At April 4, 2021, the dividends were recorded within Accrued Expenses in the consolidated condensed balance sheet.
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
During the three months ended April 4, 2021, the Company recorded a total income tax provision of $2.0 million on pre-tax income of $8.9 million resulting in an effective tax rate of 22.0%, as compared to a total income tax provision of $1.5 million on a pre-tax loss of $100.6 million resulting in an effective tax rate of (1.5)% during the three months ended April 5, 2020. The effective tax rate for the period ended April 5, 2020 was primarily impacted by a non-deductible goodwill impairment. Excluding the impact of the goodwill impairment, the effective tax rate was 7.4% during the three months ended April 5, 2020. The increase in the effective tax rate as compared to the period ended April 5, 2020, excluding the non-deductible goodwill impairment, was due to the one-time favorable impacts of amending prior year tax returns during the three months ended April 5, 2020.
In the first three months of 2021, the Company decreased its liability for unrecognized tax benefits by $0.8 million. The decrease was primarily due to settlements with taxing authorities and lapse of applicable statute of limitations. As of April 4, 2021, the Company had accrued approximately $10.0 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of April 4, 2021 reflects a reduction for $3.0 million of these unrecognized tax benefits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, it is reasonably possible that approximately $1.8 million of unrecognized tax benefits may be recognized within the next 12 months due to a lapse of statute of limitations.

NOTE 14 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”), before tax, to the consolidated condensed statements of operations during the three months ended April 4, 2021 and April 5, 2020 are reflected in the table below:

		Three Months Ended
	Statement of Operations Location	April 4, 2021	April 5, 2020
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(1,061)	$(492)
Amortization of benefit plan prior service cost and net actuarial losses	Other expense	(711)	(492)
Total loss reclassified from AOCI, net		$(1,772)	$(984)

NOTE 15 – RESTRUCTURING CHARGES
A summary of restructuring activities for the 2019 restructuring plan is presented below:

Workforce Reduction
(in thousands)
Balance, at January 3, 2021	$1,064
Charged to expenses	(130)
Deductions	474
Balance, at April 4, 2021	$460
For the three months ended April 4, 2021, the Company recorded a reduction of $0.1 million of previously recognized restructuring charges due to changes in expected cash payments. At April 4, 2021, the restructuring reserve was $0.5 million. Below is a discussion of the restructuring plan activities under the 2019 restructuring plan.
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
The restructuring plan was expected to result in cash expenditures of approximately $9.0 million for payment of the employee severance and lease exit costs, as described above. The Company expects to complete the restructuring plan in fiscal year 2021 and expects the plan to yield annualized savings of approximately $6.0 million. A portion of the annualized savings was realized on the income statement in fiscal year 2020, with the remaining portion of the annualized savings expected to be realized in fiscal year 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended, or as of, April 4, 2021, and the comparable periods of 2020 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The three month period ended April 4, 2021 includes 13 weeks, and the three month period ended April 5, 2020 includes 14 weeks.
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

Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic has had material adverse effects on our business, results of operations, and financial condition, and it is anticipated that this will continue for an indefinite period of time. The duration of the pandemic will ultimately determine the extent to which our operations are impacted. We continue to monitor our operations and have implemented various programs to mitigate the effects on our business including reductions in employees, labor costs, marketing expenses, consulting expenses, travel costs, various other costs, and capital expenditures, as well as reducing the amount of the cash dividend that we pay on our common stock and suspending and reducing shifts in our production facilities, temporarily furloughing employees, and implementing other cost reduction or avoidance initiatives.
During the first quarter of 2021, the COVID-19 pandemic continued to impact our global operations, as consolidated net sales declined 12.1% compared to the same period last year. Lower sales are primarily in the corporate office market segment as COVID-19 continues to impact corporate spending and reinvestment. As discussed above, the Company implemented, and continues to implement, various cost cutting initiatives to mitigate the effects of COVID-19 on our operations. During the three months ended April 4, 2021, the Company recorded $1.4 million of involuntary severance costs, which are included in selling, general and administrative expenses in the Consolidated Condensed Statements of Operations. In addition, many of our salesforce and administrative employees globally continue to work remotely in accordance with the Company’s ongoing safety measures, as well as any local government orders and “shelter in place” directives in place from time to time.
General
In the first quarter of 2021, the Company largely completed its integration of the nora acquisition, and integration of its European and Asia-Pacific commercial areas and determined that it has two operating and reportable segments - namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment is unchanged from prior year and continues to include the United States, Canada and Latin America geographic areas. See Part I, Item 1, Note 11 of this Quarterly Report on Form 10-Q entitled “Segment Information” for additional information. The results of operations discussion below also includes segment information.
During the quarter ended April 4, 2021, consolidated net sales were $253.3 million compared with net sales of $288.2 million in the first quarter last year. The first quarter of 2021 was negatively impacted by the continued effects of the COVID-19 pandemic as discussed above. Fluctuations in currency exchange rates had a positive impact on net sales of approximately $11.8 million for the first quarter of 2021 compared to the first quarter of last year, mostly driven by the strengthening of the Euro, British Pound sterling and Australian dollar against the U.S. dollar.

Goodwill, Intangible Asset and Fixed Asset Impairment
During the first quarter of 2021, there were no indicators of goodwill or intangible asset impairment. During the first quarter of 2020, the Company recognized a charge of $121.3 million for the impairment of goodwill and certain intangible assets. See Note 10 entitled “Goodwill and Intangible Assets” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Results of Operations
Consolidated
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three month periods ended April 4, 2021 and April 5, 2020:

	Three Months Ended
	April 4, 2021	April 5, 2020
Net sales	100.0%	100.0%
Cost of sales	62.1	60.3
Gross profit on sales	37.9	39.7
Selling, general and administrative expenses	31.3	30.4
Restructuring charges	(0.1)	(0.4)
Goodwill and intangible asset impairment charge	—	42.1
Operating income (loss)	6.7	(32.4)
Interest/Other expenses	3.1	2.5
Income (loss) before tax expense	3.6	(34.9)
Income tax expense	0.8	0.5
Net income (loss)	2.8%	(35.4)%
Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three month periods ended April 4, 2021, and April 5, 2020:

	Three Months Ended		Percentage Change
	April 4, 2021	April 5, 2020
	(in thousands)
Consolidated net sales	$253,260	$288,169	(12.1)%
For the quarter ended April 4, 2021, consolidated net sales decreased $34.9 million (12.1%) versus the comparable period in 2020, net of positive currency fluctuations of approximately $11.8 million (4.1%). The sales decline was primarily due to the impact of the COVID-19 pandemic as discussed above. Currency fluctuations had a positive impact on first quarter 2021 sales compared to the first quarter of 2020 mostly due to the strengthening of the Euro, British Pound sterling and Australian dollar against the U.S. dollar.
Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three month periods ended April 4, 2021, and April 5, 2020:

	Three Months Ended		Percentage Change
	April 4, 2021	April 5, 2020
	(in thousands)
Cost of sales	$157,222	$173,858	(9.6)%
Selling, general and administrative expenses	79,302	87,683	(9.6)%

For the quarter ended April 4, 2021, consolidated cost of sales decreased $16.6 million (9.6%) compared to the first quarter of 2020, primarily due to lower net sales and the negative impact of currency fluctuations of approximately $7.6 million (4.3%) on the year-over-year comparison. As a percentage of net sales, our cost of sales increased to 62.1% for the first quarter of 2021 versus 60.3% for the first quarter of 2020, primarily due to changes in fixed cost absorption driven by lower production volumes due to the impact of COVID-19.
For the quarter ended April 4, 2021, consolidated selling, general and administrative (“SG&A”) expenses decreased $8.4 million (9.6%) versus the comparable period in 2020. Currency translation had a $2.8 million (3.2%) negative impact on the year-over-year comparison. SG&A expenses were lower for the first quarter of 2021 primarily due to (1) lower selling expenses of $8.9 million due to lower net sales, and (2) lower marketing expenses of $1.3 million due to fewer marketing initiatives. These decreases were partially offset by higher performance-based compensation of $2.4 million as these costs were lower in the prior year due to the impacts of COVID-19. As a percentage of sales, SG&A expenses increased to 31.3% for the first quarter of 2021 versus 30.4% for the first quarter of 2020.
Interest Expense
For the quarter ended April 4, 2021, interest expense increased $1.7 million, from $5.6 million in the comparable period last year to $7.3 million, primarily due to deferred losses on terminated interest rate swaps that were reclassified from accumulated other comprehensive loss into interest expense during the quarter.
Segment Operating Results
As discussed above, in the first quarter of 2021, the Company has two operating and reportable segments – AMS and EAAA. Segment information presented below for fiscal year 2020 has been restated to conform to the new reportable segment structure.
AMS Segment - Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three month periods ended April 4, 2021, and April 5, 2020:

	Three Months Ended		Percentage Change
	April 4, 2021	April 5, 2020
	(in thousands)
AMS segment net sales	$126,967	$158,091	(19.7)%
AMS segment AOI(1)	11,913	23,552	(49.4)%
(1) Includes allocation of corporate SG&A expenses
During the first quarter of 2021, net sales in AMS decreased 19.7% versus the comparable period in 2020 primarily due to the continued impacts of COVID-19. On a market segment basis, the AMS sales decrease was most significant in the corporate, hospitality, public buildings and education market segments, partially offset by increases in the healthcare and consumer residential market segments.
AOI in AMS decreased 49.4% during the first quarter of 2021 primarily due to lower net sales as discussed above. Lower profit margins due to lower fixed cost leverage in the plant, higher raw material costs and higher freight costs also contributed to the decrease in AOI compared to the prior year period, partially offset by lower selling expenses due to reduced sales.

EAAA Segment - Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three month periods ended April 4, 2021, and April 5, 2020:

	Three Months Ended		Percentage Change
	April 4, 2021	April 5, 2020
	(in thousands)
EAAA segment net sales	$126,293	$130,078	(2.9)%
EAAA segment AOI(1)	8,011	5,798	38.2%
(1) Includes allocation of corporate SG&A expenses
During the first quarter of 2021, net sales in EAAA decreased 2.9% versus the comparable period in 2020 primarily due to the continued impacts of COVID-19. Currency fluctuations had an approximately $11.2 million (8.6%) positive impact on EAAA’s first quarter 2021 sales compared to 2020 due to the strengthening of the Euro, British Pound sterling and the Australian dollar against the U.S. dollar. On a market segment basis, the EAAA sales decrease was most significant in the corporate, transportation and hospitality market segments, partially offset by increases in the public building, retail, and education market segments.
AOI in EAAA increased 38.2% during the first quarter of 2021 versus the comparable period in 2020. Currency fluctuations had an approximately $1.5 million (13.2%) positive impact on AOI for the quarter. The impact of lower net sales was offset by higher gross profit margins and lower SG&A expenses, comprised of lower selling expenses and lower labor costs due to employee position eliminations.

Liquidity and Capital Resources
General
At April 4, 2021, we had $106.9 million in cash. At that date, we had $270.9 million in term loan borrowing, no revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Syndicated Credit Facility, and we had $300.0 million of Senior Notes outstanding. As of April 4, 2021, we had additional borrowing capacity of $298.4 million under the Syndicated Credit Facility and $6.0 million of borrowing capacity under other credit facilities in place at other non-U.S. subsidiaries. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its existing Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $136 million for the three month period ended April 4, 2021. Total indebtedness of the non-guarantor subsidiaries was approximately $79 million as of April 4, 2021.
Analysis of Cash Flows
The following table presents a summary of cash flows for the three month periods ended April 4, 2021 and April 5, 2020, respectively:

	Three Months Ended
	April 4, 2021	April 5, 2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$24,855	$(15,717)
Investing activities	(5,214)	(22,294)
Financing activities	(12,981)	32,475
Effect of exchange rate changes on cash	(2,790)	(3,114)
Net change in cash and cash equivalents	3,870	(8,650)
Cash and cash equivalents at beginning of period	103,053	81,301
Cash and cash equivalents at end of period	$106,923	$72,651
Cash provided by operating activities was $24.9 million for the three months ended April 4, 2021, which represents an increase of $40.6 million compared with cash used in operating activities in the prior year comparable period. The increase was primarily due to variable compensation payouts in 2021 related to 2020 performance that were greatly reduced versus the payouts that occurred in 2020 related to 2019 performance. Working capital changes also contributed positively, specifically increases in accounts payable and accrued expenses, offset by higher inventories and higher prepaid expenses due primarily to a build-up of inventory due to higher expected demand. Accounts receivable collections also contributed to the increase in working capital during 2021 despite lower net sales due to the impacts of COVID-19.
Cash used in investing activities was $5.2 million for the three months ended April 4, 2021, which represents a decrease of $17.1 million from the prior year comparable period. The decrease was primarily due to a decrease in capital expenditures from the prior year comparable period due to reduced capital investment as a result of the impacts of COVID-19.
Cash used in financing activities was $13.0 million for the three months ended April 4, 2021, which represents a decrease of $45.5 million compared with cash provided by financing activities in the prior year comparable period. Financing activities for 2021 include lower revolving loan borrowings offset by higher repayments of term loan and revolving loan debt.

Forward-Looking Statement on Impact of COVID-19
While we are aggressively managing our response to the COVID-19 pandemic, its impacts on our full year fiscal 2021 results and beyond are uncertain. We believe the most significant elements of uncertainty are (1) the intensity and duration of the impact on construction, renovation, and remodeling; (2) corporate, government, and consumer spending levels and sentiment including but not limited to when and how employees will be required to work from their office versus working from home; and (3) the ability of our sales channels, supply chain, manufacturing, and distribution partners to continue operating through disruptions. Any or all of these factors could negatively impact our financial position, results of operations, cash flows, and outlook. As the impact of the COVID-19 pandemic continues to affect companies with global operations, we anticipate that our business and results in the second quarter of 2021 will continue to be adversely affected, and the timeline and pace of recovery is uncertain. While we are unable to predict with certainty, we anticipate revenue and operating income growth in the second quarter of fiscal year 2021 compared with the second quarter of 2020.
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
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including the uncertainty of COVID-19 and its impact on global operations, raw material availability and cost, and demand for our products.
Backlog
As of April 25, 2021, the consolidated backlog of orders was approximately $202.9 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, backlog was approximately $177.7 million as of February 7, 2021. Disruptions in supply and distribution chains, global travel restrictions and government shelter in place orders due to the impact of COVID-19 have resulted in delays of construction projects and flooring installations in many regions worldwide.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the three months ended April 4, 2021, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
Because the debt outstanding under our Syndicated Credit Facility has variable interest rates based on an underlying prime lending rate or LIBOR rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate or LIBOR rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 3, 2021.
As of April 4, 2021, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10.8 million or an increase in the fair value of our financial instruments of $13.2 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.
As of April 4, 2021, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $13.3 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $10.8 million.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. The disclosure under the headings “Lawsuit by Former CEO in Connection with Termination” and “Putative Class Action Lawsuit” set forth in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended January 3, 2021 is incorporated by reference herein.
In the putative class action lawsuit, the Court has appointed a lead plaintiff, which recently filed an Amended Complaint that, among other things, added the Company’s former chief financial officer as a defendant. As in the original complaint, the allegations in the Amended Complaint relate to the subject matter of the concluded SEC investigation described in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended January 3, 2021. The Company is evaluating the Amended Complaint, but believes that it is without merit and that the Company has good defenses to it. The Company intends to defend itself vigorously against the action.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 3, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended April 4, 2021:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 4 - January 31, 2021 (2)	18,651	$10.92	—	$—
February 1 - February 28, 2021	—	—	—	—
March 1 - April 4, 2021 (2)	1,082	12.42	—	—
Total	19,733	$11.00	—	$—
(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2021, which commenced January 4, 2021 and ended April 4, 2021.
(2) Comprised of shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 4, 2021, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 11, 2021	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)