Form 10-Q
period 2021-07-04
INTERFACE INC
filed 2021-08-10
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended July 04, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Shares outstanding of each of the registrant’s classes of common stock at August 5, 2021:

Class	Number of Shares
Common Stock, $0.10 par value per share	59,054,937

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	JULY 4, 2021	JANUARY 3, 2021
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$102,372	$103,053
Accounts receivable, net	146,938	139,869
Inventories, net	258,215	228,725
Prepaid expenses and other current assets	39,134	23,747
Total current assets	546,659	495,394
Property, plant and equipment, net	345,322	359,036
Operating lease right-of-use assets	94,316	98,013
Deferred tax asset	14,841	18,175
Goodwill and intangibles, net	240,332	253,536
Other assets	80,744	81,857

Total assets	$1,322,214	$1,306,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,393	$58,687
Accrued expenses	118,900	105,739
Current portion of operating lease liabilities	13,116	13,555
Current portion of long-term debt	15,189	15,319
Total current liabilities	229,598	193,300
Long-term debt	541,395	561,251
Operating lease liabilities	83,034	86,468
Deferred income taxes	32,254	34,307
Other long-term liabilities	100,347	104,147

Total liabilities	986,628	979,473

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at July 4, 2021 and January 3, 2021	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 59,066 and 58,664 shares issued and outstanding at July 4, 2021 and January 3, 2021, respectively	5,907	5,865
Additional paid-in capital	250,114	247,920
Retained earnings	229,833	208,562
Accumulated other comprehensive loss – foreign currency translation	(76,473)	(60,331)
Accumulated other comprehensive loss – cash flow hedge	(4,696)	(6,190)
Accumulated other comprehensive loss – pension liability	(69,099)	(69,288)

Total shareholders’ equity	335,586	326,538

Total liabilities and shareholders’ equity	$1,322,214	$1,306,011
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 4, 2021	JULY 5, 2020	JULY 4, 2021	JULY 5, 2020
NET SALES	$294,785	$259,504	$548,045	$547,673
Cost of Sales	185,793	162,210	343,015	336,068
GROSS PROFIT ON SALES	108,992	97,294	205,030	211,605

Selling, General and Administrative Expenses	79,830	80,058	159,132	167,741
Restructuring Charges	(62)	(157)	(192)	(1,275)
Goodwill and Intangible Asset Impairment Charge	—	—	—	121,258
OPERATING INCOME (LOSS)	29,224	17,393	46,090	(76,119)

Interest Expense	7,289	4,965	14,545	10,595
Other Expense	617	5,139	1,332	6,630

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	21,318	7,289	30,213	(93,344)
Income Tax Expense	5,807	2,580	7,764	4,114

NET INCOME (LOSS)	$15,511	$4,709	$22,449	$(97,458)

Earnings (Loss) Per Share – Basic	$0.26	$0.08	$0.38	$(1.67)
Earnings (Loss) Per Share – Diluted	$0.26	$0.08	$0.38	$(1.67)

Common Shares Outstanding – Basic	59,041	58,484	58,885	58,466
Common Shares Outstanding – Diluted	59,041	58,484	58,885	58,466
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 4, 2021	JULY 5, 2020	JULY 4, 2021	JULY 5, 2020
Net Income (Loss)	$15,511	$4,709	$22,449	$(97,458)
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	3,455	16,160	(16,142)	915
Other Comprehensive Income (Loss), Cash Flow Hedge	745	(351)	1,494	(6,491)
Other Comprehensive Income (Loss), Pension Liability Adjustment	100	(342)	189	1,391
Comprehensive Income (Loss)	$19,811	$20,176	$7,990	$(101,643)
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	SIX MONTHS ENDED
	JULY 4, 2021	JULY 5, 2020
OPERATING ACTIVITIES:
Net income (loss)	$22,449	$(97,458)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	23,670	21,748
Stock compensation amortization expense (benefit)	2,472	(2,216)
Deferred income taxes and other	1,057	(17,364)
Amortization of acquired intangible assets	2,862	2,631
Goodwill and intangible asset impairment	—	121,258
Working capital changes:
Accounts receivable	(8,816)	37,660
Inventories	(33,855)	(8,792)
Prepaid expenses and other current assets	(14,830)	1,005
Accounts payable and accrued expenses	40,109	(26,045)

CASH PROVIDED BY OPERATING ACTIVITIES	35,118	32,427

INVESTING ACTIVITIES:
Capital expenditures	(12,112)	(35,665)
Other	—	(29)

CASH USED IN INVESTING ACTIVITIES	(12,112)	(35,694)

FINANCING ACTIVITIES:
Repayments of long-term debt	(56,796)	(47,779)
Borrowing of long-term debt	38,000	70,000
Tax withholding payments for share-based compensation	(193)	(1,488)
Proceeds from issuance of common stock	—	93
Dividends paid	(1,178)	(4,392)
Debt issuance costs	(36)	—
Finance lease payments	(1,116)	(810)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,319)	15,624

Net cash provided by operating, investing and financing activities	1,687	12,357
Effect of exchange rate changes on cash	(2,368)	(1,814)

CASH AND CASH EQUIVALENTS:
Net change during the period	(681)	10,543
Balance at beginning of period	103,053	81,301

Balance at end of period	$102,372	$91,844
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
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
The six-month period ended July 4, 2021 includes 26 weeks, and the six-month period ended July 5, 2020 includes 27 weeks. The three-month periods ended July 4, 2021 and July 5, 2020 both include 13 weeks.
Risks and Uncertainties
The World Health Organization declared the COVID-19 outbreak a pandemic in March 2020, and many companies have experienced disruptions in their operations. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that, except for the goodwill and intangible asset impairment recorded in the first quarter of 2020 and discussed in Note 10 “Goodwill and Intangible Assets,” the decline in revenue for the first six months of 2021 when excluding the impacts of foreign currency fluctuations, and its consequent impacts on production volume, operating income, net income, cash flows, and order rates, there were no other material adverse impacts on the Company’s results of operations and financial position at July 4, 2021. The Company’s primary credit facility has various financial and other covenants including, but not limited to, a covenant to not exceed a maximum secured net debt to EBITDA ratio, as defined by the credit facility agreement. The Company is currently in compliance with all covenants under the credit facility agreement and anticipates that it will remain in compliance with the covenants for the foreseeable future. The full extent of the future impact of COVID-19 on the Company’s operations is uncertain. A prolonged COVID-19 pandemic may continue to have a material adverse impact on our operations, financial condition, and supply chains. It may negatively impact our ability to collect outstanding receivables, manage inventory, produce our products and service customers. The impact of COVID-19 could result in additional impairment losses related to goodwill, intangible assets, and property, plant and equipment.
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

NOTE 2 – REVENUE RECOGNITION
Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue for both six-month periods ended July 4, 2021 and July 5, 2020. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material for both 2021 and 2020 six-month periods.
Disaggregation of Revenue
For the six months ended July 4, 2021 and July 5, 2020, revenue from the Company’s customers is broken down by geography as follows:

	Six Months Ended
Geography	July 4, 2021	July 5, 2020
Americas	51.8%	56.5%
Europe	33.6%	30.4%
Asia-Pacific	14.6%	13.1%
Revenue from the Company’s customers in the Americas corresponds to the AMS operating segment, and the EAAA operating segment includes revenue from the Europe and Asia-Pacific geographies. See Note 11 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	July 4, 2021	January 3, 2021
	(in thousands)
Finished goods	$172,581	$152,836
Work in process	21,791	17,109
Raw materials	63,843	58,780
Inventories, net	$258,215	$228,725

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
The Company includes all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in the basic and diluted EPS calculations when the inclusion of these shares would be dilutive. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock. As a result, the Company includes all outstanding restricted stock awards in the calculation of basic and diluted EPS. Distributed earnings include common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed. The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(in thousands, except per share data)
Numerator:
Net income (loss)	$15,511	$4,709	$22,449	$(97,458)
Less: distributed and undistributed earnings available to participating securities	(192)	(38)	(229)	(35)
Distributed and undistributed earnings (loss) available to common shareholders	$15,319	$4,671	$22,220	$(97,493)

Denominator:
Weighted average shares outstanding	58,310	58,024	58,283	58,006
Participating securities	731	460	602	460
Shares for basic earnings per share	59,041	58,484	58,885	58,466
Dilutive effect of stock options	—	—	—	—
Shares for diluted earnings per share	59,041	58,484	58,885	58,466

Basic earnings (loss) per share	$0.26	$0.08	$0.38	$(1.67)
Diluted earnings (loss) per share	$0.26	$0.08	$0.38	$(1.67)
For the three and six months ended July 5, 2020, there were 20,000 stock options in each respective period excluded from the computation of diluted EPS because the impact would be anti-dilutive.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	July 4, 2021		January 3, 2021
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$—	—%	$3,000	4.00%
Term loan borrowings	264,578	1.83%	282,215	1.87%
Total borrowings under Syndicated Credit Facility	264,578	1.83%	285,215	1.89%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	564,578		585,215
Less: Unamortized debt issuance costs	(7,994)		(8,645)

Total debt, net	556,584		576,570
Less: Current portion of long-term debt	(15,189)		(15,319)

Total long-term debt, net	$541,395		$561,251
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
As of both July 4, 2021 and January 3, 2021, the Company had $1.6 million in letters of credit outstanding under the Facility.
As of both July 4, 2021 and January 3, 2021, the carrying value of the Company’s borrowings under the Facility approximated its fair value as the Facility bears interest rates that are similar to existing market rates.
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

As of July 4, 2021, the estimated fair value of the Senior Notes was $315.1 million, compared with a carrying value recorded in the Company’s consolidated condensed balance sheet of $300.0 million, excluding unamortized debt issuance costs. The fair value of the Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy.
Other Lines of Credit
Subsidiaries of the Company had an aggregate of the equivalent of $6.0 million of other lines of credit available at interest rates ranging from 3.5% to 6.0% as of both July 4, 2021 and January 3, 2021. As of July 4, 2021 and January 3, 2021, there were no borrowings outstanding under these lines of credit.
Borrowing Costs
Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of July 4, 2021 and January 3, 2021, the unamortized debt issuance costs recorded as a reduction of long-term debt were $8.0 million and $8.6 million, respectively.
Other deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of revolving debt, net of accumulated amortization, were $1.8 million and $2.0 million as of July 4, 2021 and January 3, 2021, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.

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
Cash Flow Interest Rate Swaps
In the fourth quarter of 2020 the Company terminated its designated interest rate swap transactions with a total notional value of $250 million. Hedge accounting was also discontinued at that time. Losses recorded in accumulated other comprehensive loss for these terminated interest rate swaps are reclassified and recorded in the consolidated condensed statements of operations to the extent it is probable that a portion of the original forecasted transactions related to the portion of the hedged debt repaid will not occur by the end of the originally specified time period. See Note 14 entitled “Items Reclassified From Accumulated Other Comprehensive Loss” for additional information.
As of July 4, 2021 and January 3, 2021, the remaining accumulated other comprehensive loss associated with the terminated interest rate swaps was $6.5 million and $8.7 million, respectively, and will be amortized to earnings over the remaining term of the interest rate swaps prior to termination. We expect that approximately $4.0 million related to the terminated interest rate swaps will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
The following table summarizes the impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss, net of tax, during the three and six months ended July 5, 2020:

	Three Months Ended	Six Months Ended
	July 5, 2020	July 5, 2020
	(in thousands)
Interest rate swap contracts loss	$(351)	$(6,491)
Derivative Transactions Not Designated as Hedging Instruments
Our Asia-Pacific operations, from time to time, purchase foreign currency options to economically hedge inventory purchases denominated in foreign currencies other than their functional currency. The Company’s objective with respect to these foreign currency options is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to payment on inventory purchases. These options are classified as non-designated derivative instruments. Gains and losses on the changes in fair value of these foreign currency options are recognized in earnings each period. As of July 4, 2021, the Company had outstanding foreign currency options with an aggregate notional amount of $4.4 million.
The table below sets forth the fair value of derivative instruments not designated as hedging instruments as of July 4, 2021 and January 3, 2021:

		Asset Derivatives
	Balance Sheet Location	Fair Value as of July 4, 2021	Fair Value as of January 3, 2021
		(in thousands)
Foreign currency options	Other current assets	$3	$37

The following tables summarize gains and losses on derivatives not designated as hedging instruments within the consolidated condensed statements of operations for the three and six months ended July 4, 2021 and July 5, 2020:

		Three Months Ended
	Statement of Operations Location	July 4, 2021	July 5, 2020
		(in thousands)
Foreign currency options gain (loss)	Other expense	$134	$(1,629)

		Six Months Ended
	Statement of Operations Location	July 4, 2021	July 5, 2020
		(in thousands)
Foreign currency options gain	Other expense	$319	$79

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three and six months ended July 4, 2021 and July 5, 2020:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 3, 2021	58,664	$5,865	$247,920	$208,562	$(69,288)	$(60,331)	$(6,190)
Net income	—	—	—	6,938	—	—	—
Restricted stock issuances	376	38	5,277	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(5,315)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(26)	(2)	689	—	—	—	—
Pension liability adjustment	—	—	—	—	89	—	—
Foreign currency translation adjustment	—	—	—	—	—	(19,597)	—
Reclassification out of accumulated other comprehensive loss - discontinued cash flow hedge	—	—	—	—	—	—	749
Balance, at April 4, 2021	59,014	$5,901	$248,571	$214,911	$(69,199)	$(79,928)	$(5,441)
Net income	—	—	—	15,511	—	—	—
Restricted stock issuances	52	6	789	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(794)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	—
Compensation expense related to stock awards	—	—	1,548	—	—	—	—
Pension liability adjustment	—	—	—	—	100	—	—
Foreign currency translation adjustment	—	—	—	—	—	3,455	—
Reclassification out of accumulated other comprehensive loss - discontinued cash flow hedge	—	—	—	—	—	—	745
Balance, at July 4, 2021	59,066	$5,907	$250,114	$229,833	$(69,099)	$(76,473)	$(4,696)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at December 29, 2019	58,416	$5,842	$250,306	$286,056	$(56,700)	$(113,139)	$(4,163)
Net loss	—	—	—	(102,167)	—	—	—
Issuances of stock (other than restricted stock)	220	22	197	—	—	—	—
Restricted stock issuances	107	10	1,720	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(1,731)	—	—	—	—
Cash dividends declared, $0.065 per common share	—	—	—	(3,807)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(255)	(25)	(4,114)	—	—	—	—
Pension liability adjustment	—	—	—	—	1,733	—	—
Foreign currency translation adjustment	—	—	—	—	—	(15,245)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(6,140)
Balance, at April 5, 2020	58,488	$5,849	$246,378	$180,082	$(54,967)	$(128,384)	$(10,303)
Net income	—	—	—	4,709	—	—	—
Issuances of stock (other than restricted stock)	12	1	(1)	—	—	—	—
Restricted stock issuances	70	7	2,294	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(2,300)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(585)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(26)	(3)	(48)	—	—	—	—
Pension liability adjustment	—	—	—	—	(342)	—	—
Foreign currency translation adjustment	—	—	—	—	—	16,160	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(351)
Balance, at July 5, 2020	58,544	$5,854	$246,323	$184,206	$(55,309)	$(112,224)	$(10,654)
Stock Option Awards
In accordance with accounting standards, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award. All outstanding stock options vested prior to the end of 2013, and therefore there was no stock option compensation expense in the first six months of 2021 or 2020.
As of July 4, 2021, there were no stock options outstanding and exercisable. There were no stock options granted in the first six months of 2021 or 2020. There were no stock options exercised and no stock options forfeited in the first six months of 2021. There were 7,500 stock options exercised in the first six months of 2020 and no stock option forfeitures during those six months.
Restricted Stock Awards
During the six months ended July 4, 2021 and July 5, 2020, the Company granted restricted stock awards for 428,400 and 308,100 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense (benefit) related to restricted stock grants was $1.8 million and $(0.2) million for the six months ended July 4, 2021, and July 5, 2020, respectively. The Company has reduced its expense for restricted stock forfeited during the period.
The following table summarizes restricted stock outstanding as of July 4, 2021, as well as activity during the six months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	436,900	$24.73
Granted	428,400	14.26
Vested	(167,200)	13.68
Forfeited or canceled	(3,100)	16.69
Outstanding at July 4, 2021	695,000	$20.97
As of July 4, 2021, the unrecognized total compensation cost related to unvested restricted stock was $7.2 million. That cost is expected to be recognized by the end of 2024.
Performance Share Awards
During the six months ended July 4, 2021 and July 5, 2020, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.
The following table summarizes the performance shares outstanding as of July 4, 2021, as well as the activity during the six months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	405,300	$16.94
Granted	296,900	14.15
Vested	—	—
Forfeited or canceled	(47,500)	23.42
Outstanding at July 4, 2021	654,700	$15.20
Compensation expense (benefit) related to the performance shares was $0.7 million and $(2.0) million for the six months ended July 4, 2021 and July 5, 2020, respectively. The Company has reduced its expense for performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $9.0 million as of July 4, 2021. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2024.
The tax benefit recognized with regard to restricted stock and performance shares was approximately $0.4 million for the six months ended July 4, 2021.

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
As of July 4, 2021, there were no significant leases that had not commenced as of the end of the second quarter.
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of July 4, 2021 and January 3, 2021:

	July 4, 2021		January 3, 2021
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$94,316		$98,013

Current portion of operating lease liabilities	$13,116		$13,555
Operating lease liabilities	83,034		86,468
Total operating lease liabilities	$96,150		$100,023

Property, plant and equipment, net		$7,738		$6,138

Accrued expenses		$1,862		$1,496
Other long-term liabilities		3,916		2,688
Total finance lease liabilities		$5,778		$4,184
Lease Costs

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$305	$335	$584	$635
Interest on lease liabilities	35	16	67	34
Operating lease cost	5,914	6,759	11,800	12,981
Short-term lease cost	179	166	642	341
Variable lease cost	482	924	1,288	1,570
Total lease cost	$6,915	$8,200	$14,381	$15,561

Other Supplemental Information

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$35	$16	$67	$34
Operating cash flows from operating leases	5,476	5,569	10,676	11,450
Financing cash flows from finance leases	589	411	1,116	810
Right-of-use assets obtained in exchange for new finance lease liabilities	1,471	340	2,744	553
Right-of-use assets obtained in exchange for new operating lease liabilities	3,267	3,088	5,645	4,065
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of July 4, 2021 and January 3, 2021:

	July 4, 2021	January 3, 2021
Weighted-average remaining lease term – finance leases (in years)	3.46	3.35
Weighted-average remaining lease term – operating leases (in years)	10.26	10.61
Weighted-average discount rate – finance leases	2.82%	2.64%
Weighted-average discount rate – operating leases	5.96%	5.98%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2021 (excluding the six months ended July 4, 2021)	$9,439	$1,046
2022	16,838	1,850
2023	13,798	1,579
2024	11,563	1,053
2025	10,341	419
Thereafter	69,793	140
Total future minimum lease payments (undiscounted)	131,772	6,087
Less: Present value discount	(35,622)	(309)
Total lease liability	$96,150	$5,778
Policy Elections
The Company made an accounting policy election not to separate lease and non-lease components for all asset classes, except for data center assets, and accounts for the lease payments as a single component. The Company also made an accounting policy election to exclude leases with an initial term of 12 months or less from the calculation of the right-of-use asset and lease liability recorded on the consolidated condensed balance sheets. These leases primarily represent month-to-month operating leases for vehicles and office equipment where we were reasonably certain that we would not elect an option to extend the lease.

NOTE 9 – EMPLOYEE BENEFIT PLANS
During the three and six months ended July 4, 2021, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.7 million and $1.4 million, respectively. During the three and six months ended July 5, 2020, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $1.3 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and six months ended July 4, 2021 and July 5, 2020:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plans (Europe)	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(in thousands)
Interest cost	$579	$870	$1,151	$1,761
Expected return on assets	(860)	(1,038)	(1,709)	(2,102)
Amortization of prior service cost	29	26	58	52
Amortization of net actuarial losses	409	320	813	646
Net periodic benefit cost	$157	$178	$313	$357

	Three Months Ended		Six Months Ended
Salary Continuation Plan	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(in thousands)
Interest cost	$177	$235	$353	$469
Amortization of net actuarial losses	186	139	372	279
Net periodic benefit cost	$363	$374	$725	$748

	Three Months Ended		Six Months Ended
nora Defined Benefit Plan	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(in thousands)
Service cost	$277	$259	$554	$517
Interest cost	104	110	207	221
Amortization of net actuarial losses	92	110	184	110
Net periodic benefit cost	$473	$479	$945	$848
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
During the first quarter of 2020, as a result of changes in macroeconomic conditions related to the COVID-19 pandemic, the Company recognized a charge of $121.3 million for the impairment of goodwill and certain intangible assets. As a result of the first quarter 2020 assessment, we determined that the fair value for two reporting units was less than the carrying value and recognized a goodwill impairment loss of $116.5 million in the first quarter of 2020. The expected decline in revenue due to the impact of COVID-19 contributed to the lower fair value of our Europe and Asia-Pacific reporting units. As such, the goodwill impairment loss was allocated to our Europe and Asia-Pacific reporting units in the amounts of $99.2 million and $17.3 million, respectively. There were no indicators of additional goodwill impairment as of July 4, 2021.
The changes in the carrying amounts of goodwill attributable to each reportable segment for the six months ended July 4, 2021 are as follows:

	AMS	EAAA	Total
		(in thousands)
Balance, at January 3, 2021	$122,344	$43,433	$165,777
Foreign currency translation	(5,795)	(2,057)	(7,852)
Balance, at July 4, 2021	$116,549	$41,376	$157,925
Additionally, in fiscal year 2020, we determined that the trademarks and trade names intangible assets related to the acquired nora business were also impaired and recognized an impairment loss of $4.8 million in the first quarter of 2020. The carrying value of intangible assets was $82.4 million at July 4, 2021. There were no indicators of additional intangible asset impairment as of the end of the second quarter of 2021.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income or loss (“AOI”), which includes allocations of corporate selling, general and administrative expenses. AOI excludes nora purchase accounting amortization, goodwill and intangible asset impairment charges, changes in equity award forfeiture accounting, restructuring charges, asset impairment, severance and other charges. Intersegment revenues for the three and six months ended July 4, 2021 were $20.6 million and $36.3 million, respectively, and intersegment revenues for the three and six months ended July 5, 2020 were $21.1 million and $40.6 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA as each operating segment meets the quantitative thresholds defined in the accounting guidance.
Segment information below for fiscal year 2020 has been restated to reflect our new reportable segment structure.

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(in thousands)
Net Sales
AMS	$156,665	$151,222	$283,632	$309,313
EAAA	138,120	108,282	264,413	238,360
Total net sales	$294,785	$259,504	$548,045	$547,673

Segment AOI
AMS	$21,098	$23,942	$33,011	$47,492
EAAA	9,960	3,530	17,971	9,330

Depreciation and Amortization
AMS	$4,504	$3,966	$9,227	$7,873
EAAA	7,232	6,842	14,443	13,875
Total depreciation and amortization	$11,736	$10,808	$23,670	$21,748

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	July 4, 2021	January 3, 2021
	(in thousands)
Assets
AMS	$834,446	$800,068
EAAA	692,208	682,295
Total segment assets	1,526,654	1,482,363
Corporate assets	128,701	111,073
Eliminations	(333,141)	(287,425)
Total reported assets	$1,322,214	$1,306,011
Reconciliations of operating income to income (loss) before income tax expense and segment AOI are presented as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(in thousands)
AMS operating income	$21,101	$17,189	$32,748	$37,287
EAAA operating income (loss)	8,123	204	13,342	(113,406)
Consolidated operating income (loss)	29,224	17,393	46,090	(76,119)
Interest expense	7,289	4,965	14,545	10,595
Other expense	617	5,139	1,332	6,630
Income (loss) before income tax expense	$21,318	$7,289	$30,213	$(93,344)

	Three Months Ended July 4, 2021		Three Months Ended July 5, 2020
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$21,101	$8,123	$17,189	$204
Purchase accounting amortization	—	1,441	—	1,316
Restructuring, asset impairment, severance and other charges	(3)	396	6,753	2,010
AOI	$21,098	$9,960	$23,942	$3,530

	Six Months Ended July 4, 2021		Six Months Ended July 5, 2020
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income (loss)	$32,748	$13,342	$37,287	$(113,406)
Purchase accounting amortization	—	2,862	—	2,631
Goodwill and intangible asset impairment	—	—	2,695	118,563
Impact of change in equity award forfeiture accounting	—	—	757	650
Restructuring, asset impairment, severance and other charges	263	1,767	6,753	892
AOI	$33,011	$17,971	$47,492	$9,330

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $11.9 million and $11.1 million for the six months ended July 4, 2021 and July 5, 2020, respectively. Income tax payments, net of refunds, amounted to $7.5 million and $6.9 million for the six months ended July 4, 2021 and July 5, 2020, respectively.
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
During the six months ended July 4, 2021, the Company recorded a total income tax provision of $7.8 million on pre-tax income of $30.2 million resulting in an effective tax rate of 25.7%, as compared to a total income tax provision of $4.1 million on a pre-tax loss of $93.3 million resulting in an effective tax rate of (4.4)% during the six months ended July 5, 2020. The effective tax rate for the period ended July 5, 2020 was primarily impacted by a non-deductible goodwill impairment. Excluding the impact of the goodwill impairment, the effective tax rate was 17.8% during the six months ended July 5, 2020. The increase in the effective tax rate as compared to the period ended July 5, 2020, excluding the non-deductible goodwill impairment, was due to the one-time favorable impacts of amending prior year tax returns during the six months ended July 5, 2020 which was offset by favorable changes related to company-owned life insurance in the current period.
In the first six months of 2021, the Company decreased its liability for unrecognized tax benefits by $0.7 million. The decrease was primarily due to settlements with taxing authorities and a lapse of applicable statute of limitations. As of July 4, 2021, the Company had accrued approximately $10.1 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of July 4, 2021 reflects a reduction for $3.0 million of these unrecognized tax benefits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, it is reasonably possible that approximately $1.7 million of unrecognized tax benefits may be recognized within the next 12 months due to a lapse of statute of limitations.

NOTE 14 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCI”), before tax, to the consolidated condensed statements of operations during the three and six months ended July 4, 2021 and July 5, 2020 are reflected in the table below:

		Three Months Ended
	Statement of Operations Location	July 4, 2021	July 5, 2020
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(1,046)	$(1,124)
Amortization of benefit plan prior service cost and net actuarial losses	Other expense	(716)	(595)
Total loss reclassified from AOCI, net		$(1,762)	$(1,719)

		Six Months Ended
	Statement of Operations Location	July 4, 2021	July 5, 2020
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(2,107)	$(1,616)
Amortization of benefit plan prior service cost and net actuarial losses	Other expense	(1,427)	(1,087)
Total loss reclassified from AOCI, net		$(3,534)	$(2,703)

NOTE 15 – RESTRUCTURING CHARGES
A summary of restructuring activities for the 2019 restructuring plan is presented below:

Workforce Reduction
(in thousands)
Balance, at January 3, 2021	$1,064
Charged to expenses	(192)
Deductions	579
Balance, at July 4, 2021	$293
For the six months ended July 4, 2021, the Company recorded a reduction of $0.2 million of previously recognized restructuring charges due to changes in expected cash payments. At July 4, 2021, the restructuring reserve was $0.3 million. Below is a discussion of the restructuring plan activities under the 2019 restructuring plan.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended, or as of, July 4, 2021, and the comparable periods of 2020 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The six-month period ended July 4, 2021 includes 26 weeks, and the six-month period ended July 5, 2020 includes 27 weeks. The three-month periods ended July 4, 2021 and July 5, 2020 both include 13 weeks.
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

Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to impact areas where we operate and sell our products and services. The COVID-19 pandemic has had material adverse effects on our business, results of operations, and financial condition. The duration of the pandemic will ultimately determine the extent to which our operations are impacted.
During the second quarter of 2021, the COVID-19 pandemic had less of an impact on our overall global operations and financial results as COVID-19 vaccination rates increased, COVID-19 related restrictions loosened, and certain countries began to experience a rebound in economic activity. Our global supply chain and manufacturing experienced increased impacts of COVID-19 in the quarter. These impacts included raw material shortages, raw material cost increases, higher freight costs, shipping delays, and labor shortages - particularly in the United States. These impacts to our supply chain and manufacturing increased our costs and adversely affected our gross margins.
During the second quarter of 2021, consolidated net sales increased 13.6% compared to the same period last year. Higher sales are primarily in the corporate office and retail market segments. During the second quarter of 2021, we began a phased re-opening of our corporate headquarters and global administrative offices and our salesforce and administrative staff are actively working in these locations in accordance with the Company’s ongoing safety measures, as well as any local government orders and directives which remain very fluid.
During the first six months of 2021, the COVID-19 pandemic continued to impact our global operations, as consolidated net sales increased 0.1% compared to the same period last year. Net sales for the first six months of 2021 were impacted by lower sales in the corporate office market segment during the first quarter of 2021. During the six months ended July 4, 2021, the Company recorded $0.9 million of net severance costs in connection with its programs to mitigate the impact of the COVID-19 pandemic as discussed above, which are included in selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.
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
During the quarter ended July 4, 2021, consolidated net sales were $294.8 million compared with net sales of $259.5 million in the second quarter last year. During the first six months of 2021, consolidated net sales were $548.0 million compared to $547.7 million in the first six months of last year. Higher net sales during the second quarter of 2021, primarily in the corporate office market segment was due to higher corporate spending and reinvestment. As discussed above, the COVID-19 pandemic continued to impact the first six months of 2021. Fluctuations in currency exchange rates had a positive impact on net sales of approximately $13.1 million for the second quarter of 2021 and a positive impact of $25.0 million for the first six months of 2021 compared to the second quarter and first six months of last year, respectively, mostly driven by the strengthening of the Euro, British Pound sterling, Australian dollar and Chinese Renminbi against the U.S. dollar.

Goodwill, Intangible Asset and Fixed Asset Impairment
During the first six months of 2021, there were no indicators of goodwill or intangible asset impairment. During the first quarter of 2020, the Company recognized a charge of $121.3 million for the impairment of goodwill and certain intangible assets. See Note 10 entitled “Goodwill and Intangible Assets” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Results of Operations
Consolidated
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three and six-month periods ended July 4, 2021 and July 5, 2020:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.0	62.5	62.6	61.4
Gross profit on sales	37.0	37.5	37.4	38.6
Selling, general and administrative expenses	27.1	30.9	29.0	30.6
Restructuring charges	0.0	(0.1)	—	(0.2)
Goodwill and intangible asset impairment charge	—	—	—	22.1
Operating income (loss)	9.9	6.7	8.4	(13.9)
Interest/Other expenses	2.7	3.9	2.9	3.1
Income (loss) before tax expense	7.2	2.8	5.5	(17.0)
Income tax expense	2.0	1.0	1.4	0.8
Net income (loss)	5.2%	1.8%	4.1%	(17.8)%
Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three and six-month periods ended July 4, 2021, and July 5, 2020:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 4, 2021	July 5, 2020		July 4, 2021	July 5, 2020
	(in thousands)			(in thousands)
Consolidated net sales	$294,785	$259,504	13.6%	$548,045	$547,673	0.1%
For the quarter ended July 4, 2021, consolidated net sales increased $35.3 million (13.6%) versus the comparable period in 2020, including positive currency fluctuations of approximately $13.1 million (5.1%). The sales increase was primarily due to higher net sales in the corporate, retail, healthcare, education and transportation market segments. Currency fluctuations had a positive impact on second quarter 2021 sales compared to the second quarter of 2020 mostly due to the strengthening of the Euro, British Pound sterling, Australian dollar and Chinese Renminbi against the U.S. dollar.
For the six months ended July 4, 2021, consolidated net sales increased $0.4 million (0.1%) versus the comparable period in 2020, including positive currency fluctuations of approximately $25.0 million (4.6%). The sales increase was primarily due to higher sales in the retail and transportation market segments partially offset by decreases in the hospitality and corporate market segments. Currency fluctuations had a positive impact on the first six months of 2021 sales compared to the same period last year mostly due to the strengthening of the Euro, British Pound sterling, Australian dollar and Chinese Renminbi against the U.S. dollar.

Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three and six-month periods ended July 4, 2021, and July 5, 2020:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 4, 2021	July 5, 2020		July 4, 2021	July 5, 2020
	(in thousands)			(in thousands)
Cost of sales	$185,793	$162,210	14.5%	$343,015	$336,068	2.1%
Selling, general and administrative expenses	79,830	80,058	(0.3)%	159,132	167,741	(5.1)%
For the quarter ended July 4, 2021, consolidated cost of sales increased $23.6 million (14.5%) compared to the second quarter of 2020, primarily due to higher net sales and the negative impact of currency fluctuations of approximately $8.8 million (5.4%) on the year-over-year comparison. As a percentage of net sales, our cost of sales increased to 63.0% for the second quarter of 2021 versus 62.5% for the second quarter of 2020, primarily due to price increases for certain raw materials.
For the six months ended July 4, 2021, consolidated cost of sales increased $6.9 million (2.1%) versus the comparable period in 2020, primarily due to higher net sales and the negative impact of currency fluctuations of approximately $16.4 million (4.9%) on the year-over-year comparison. As a percentage of net sales, our cost of sales increased to 62.6% for the first six months of 2021 versus 61.4% for the first six months of 2020, primarily due to price increases for certain raw materials.
For the quarter ended July 4, 2021, consolidated selling, general and administrative (“SG&A”) expenses decreased $0.2 million (0.3%) versus the comparable period in 2020. Currency translation had a $2.9 million (3.6%) negative impact on the year-over-year comparison. SG&A expenses were lower for the second quarter of 2021 primarily due to (1) lower asset impairment and exit activity costs of $5.0 million compared to the prior year period as fiscal 2020 included one-time costs to exit certain FLOR design center locations and (2) lower severance costs of $3.5 million due to employee separations in the prior year period to mitigate the impacts of COVID-19. These decreases were partially offset by higher labor costs in the second quarter of 2021 as performance-based compensation costs were lower in the prior year period due to the impacts of COVID-19. As a percentage of sales, SG&A expenses decreased to 27.1% for the second quarter of 2021 versus 30.9% for the second quarter of 2020.
For the six months ended July 4, 2021, consolidated SG&A expenses decreased $8.6 million (5.1%) versus the comparable period in 2020. Currency translation had a $5.7 million (3.4%) negative impact on the year-over-year comparison. SG&A expenses were lower for the first six months of 2021 primarily due to (1) lower asset impairment and exit activity costs of $4.7 million compared to the prior year period as fiscal 2020 included one-time costs to exit certain FLOR design center locations, (2) lower severance costs of $2.0 million due to the prior year period impacts of COVID-19 as discussed above, and (3) lower professional fees of $4.2 million and lower marketing and other one-time costs of $2.7 million. These decreases were partially offset by higher performance-based compensation as these costs were lower in the prior year period due to the impacts of COVID-19. As a percentage of sales, SG&A expenses decreased to 29.0% for the first six months of 2021 versus 30.6% for the first six months of 2020.
Interest Expense
For the quarter ended July 4, 2021, interest expense increased $2.3 million, from $5.0 million in the comparable period last year to $7.3 million. For the six months ended July 4, 2021, interest expense increased $3.9 million, from $10.6 million in the comparable period last year to $14.5 million. The increase in both the three and six months ended July 4, 2021 was primarily due to higher fixed-rate interest expense on the senior notes debt, which replaced variable-rate debt under the credit facility, and deferred losses on terminated interest rate swaps that were reclassified from accumulated other comprehensive loss into interest expense during the respective periods.
Other Expense
Other expenses decreased $4.5 million and $5.3 million during the three and six months ended July 4, 2021, respectively, compared to 2020 primarily due to a $4.2 million write-down of damaged raw material inventory in 2020, which resulted from a fire at a leased storage facility.

Segment Operating Results
As discussed above, the Company has two operating and reportable segments – AMS and EAAA. Segment information presented below for fiscal year 2020 has been restated to conform to the new reportable segment structure.
AMS Segment - Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three and six month periods ended July 4, 2021, and July 5, 2020:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 4, 2021	July 5, 2020		July 4, 2021	July 5, 2020
	(in thousands)			(in thousands)
AMS segment net sales	$156,665	$151,222	3.6%	$283,632	$309,313	(8.3)%
AMS segment AOI(1)	21,098	23,942	(11.9)%	33,011	47,492	(30.5)%
(1) Includes allocation of corporate SG&A expenses. Excludes non-recurring items related to goodwill and intangible asset impairment charges, purchase accounting amortization, restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the second quarter of 2021, net sales in AMS increased 3.6% versus the comparable period in 2020 primarily due to higher sales in the retail, healthcare and transportation market segments, partially offset by decreases in the hospitality and public buildings market segments.
During the first six months of 2021, net sales in AMS decreased 8.3% versus the comparable period in 2020 primarily due to the continued impacts of COVID-19. On a market segment basis, the AMS sales decrease was most significant in the corporate, public buildings and hospitality market segments, partially offset by increases in the retail, transportation and consumer residential market segments.
AOI in AMS decreased 11.9% during the second quarter of 2021 primarily due to higher raw material costs, higher freight costs and higher overtime costs compared to prior year. Higher SG&A costs due to higher performance-based compensation also contributed to the decrease in AOI.
AOI in AMS decreased 30.5% during the first six months of 2021 primarily due to lower net sales as discussed above. Lower profit margins due to lower fixed cost leverage in the plant, higher raw material costs, higher freight costs and higher overtime costs as well as higher performance-based compensation also contributed to the decrease in AOI compared to the prior year period.
EAAA Segment - Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three and six-month periods ended July 4, 2021, and July 5, 2020:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 4, 2021	July 5, 2020		July 4, 2021	July 5, 2020
	(in thousands)			(in thousands)
EAAA segment net sales	$138,120	$108,282	27.6%	$264,413	$238,360	10.9%
EAAA segment AOI(1)	9,960	3,530	182.2%	17,971	9,330	92.6%
(1) Includes allocation of corporate SG&A expenses. Excludes non-recurring items related to goodwill and intangible asset impairment charges, purchase accounting amortization, restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the second quarter of 2021, net sales in EAAA increased 27.6% versus the comparable period in 2020. Currency fluctuations had an approximately $12.2 million (11.3%) positive impact on EAAA’s second quarter 2021 sales compared to 2020 due to the strengthening of the Euro, British Pound sterling, Australian dollar and the Chinese Renminbi against the U.S. dollar. On a market segment basis, the EAAA sales increase was most significant in the corporate, retail, education and public buildings market segments.

During the first six months of 2021, net sales in EAAA increased 10.9% versus the comparable period in 2020. Currency fluctuations had an approximately $23.6 million (9.9%) positive impact on EAAA’s first six months of 2021 sales compared to 2020 due to the strengthening of the Euro, British Pound sterling, Australian dollar and the Chinese Renminbi against the U.S. dollar. On a market segment basis, the EAAA sales increase was most significant in the public buildings, retail and education market segments.
AOI in EAAA increased 182.2% during the second quarter of 2021 versus the comparable period in 2020. Currency fluctuations had an approximately $1.4 million (12.2%) positive impact on AOI for the quarter. The impact of higher net sales and higher gross profit margins contributed to the increase in AOI.
AOI in EAAA increased 92.6% during the first six months of 2021 versus the comparable period in 2020. Currency fluctuations had an approximately $3.0 million (12.8%) positive impact on AOI for the six-month period of 2021. The impact of higher net sales and higher gross profit margins partially offset by higher SG&A expenses, comprised of higher performance-based compensation and lower government wage support programs, contributed to the increase in AOI.

Liquidity and Capital Resources
General
At July 4, 2021, we had $102.4 million in cash. At that date, we had $264.6 million in term loan borrowing, no revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Syndicated Credit Facility, and we had $300.0 million of Senior Notes outstanding. As of July 4, 2021, we had additional borrowing capacity of $298.4 million under the Syndicated Credit Facility and $6.0 million of borrowing capacity under other credit facilities in place at other non-U.S. subsidiaries. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its existing Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $148 million and $284 million for the three and six-month periods ended July 4, 2021, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $65 million and $88 million as of July 4, 2021 and January 3, 2021, respectively.
Analysis of Cash Flows
The following table presents a summary of cash flows for the six-month periods ended July 4, 2021 and July 5, 2020, respectively:

	Six Months Ended
	July 4, 2021	July 5, 2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$35,118	$32,427
Investing activities	(12,112)	(35,694)
Financing activities	(21,319)	15,624
Effect of exchange rate changes on cash	(2,368)	(1,814)
Net change in cash and cash equivalents	(681)	10,543
Cash and cash equivalents at beginning of period	103,053	81,301
Cash and cash equivalents at end of period	$102,372	$91,844
Cash provided by operating activities was $35.1 million for the six months ended July 4, 2021, which represents an increase of $2.7 million from the prior year comparable period. The increase was primarily due to variable compensation payouts in 2021 related to 2020 performance that were greatly reduced versus the payouts that occurred in 2020 related to 2019 performance. The lower variable compensation payouts in 2021 were offset by a greater use of cash from working capital. Specifically, increases in accounts payable and accrued expenses that contributed positively to the change in working capital were offset by higher inventories and higher prepaid expenses attributable primarily to a build-up of inventory due to increased customer demand. Increases in accounts receivable as a result of higher net sales also contributed to the change in working capital during the year.
Cash used in investing activities was $12.1 million for the six months ended July 4, 2021, which represents a decrease of $23.6 million from the prior year comparable period. The decrease from the comparable period was primarily due to a decrease in capital expenditures due to reduced capital investment as a result of the impacts of COVID-19.
Cash used in financing activities was $21.3 million for the six months ended July 4, 2021, which represents a decrease of $36.9 million compared with cash provided by financing activities in the prior year comparable period. Financing activities for 2021 include lower revolving loan borrowings offset by higher repayments of term loan and revolving loan debt. Lower dividend payments in 2021 compared with the prior year comparable period also contributed to the change.

Forward-Looking Statement on Impact of COVID-19
While we are aggressively managing our response to the COVID-19 pandemic, its impacts on our full year fiscal 2021 results and beyond are uncertain. We believe the most significant elements of uncertainty are (1) the intensity and duration of the impact on construction, renovation, and remodeling; (2) corporate, government, and consumer spending levels and sentiment including but not limited to when and how employees will be required to work from their office versus working from home; (3) new and renewed government mandated lockdowns, quarantine and other procedures in response to resurgences of COVID-19 cases and variants of the virus; and (4) the ability of our sales channels, supply chain, manufacturing, suppliers, freight providers and distribution partners to continue operating through disruptions. Any or all of these factors could negatively impact our financial position, results of operations, cash flows, and outlook.

We anticipate revenue growth in the third quarter of fiscal year 2021 compared with the third quarter of 2020. We are also anticipating continued impacts to our global supply chain and manufacturing operations. These impacts are anticipated to include significant cost increases in our raw materials globally and continued labor shortages – particularly in the United States. The impacts may also potentially include raw material shortages, higher freight costs, shipping delays, and other disruption. These impacts to our supply chain and manufacturing will increase our costs and adversely affect our gross margins, they may inhibit our ability to manufacture and ship product timely, and at times they may inhibit our ability to meet customer demands and expectations.

We also plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including the uncertainty of COVID-19 and its impact on global operations, raw material availability and cost, and demand for our products.
Backlog
As of July 25, 2021, the consolidated backlog of orders was approximately $231.8 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, backlog was approximately $177.7 million as of February 7, 2021. Disruptions in supply and distribution chains, global travel restrictions and government shelter in place orders due to the impact of COVID-19 have resulted in delays of construction projects and flooring installations in many regions worldwide.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the six months ended July 4, 2021, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of July 4, 2021, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $12.0 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $8.1 million.
As of July 4, 2021, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $11.1 million or an increase in the fair value of our financial instruments of $13.6 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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
In the lawsuit by the former CEO, Mr. Gould’s defamation claims (two counts) were dismissed with prejudice by stipulation of the parties. The Company has filed a motion for summary judgment on Mr. Gould’s remaining claims, and that motion is pending with the Court. The Company believes the lawsuit is without merit and intends to defend vigorously against it.
In the putative class action lawsuit, the Court has appointed a lead plaintiff, which filed an Amended Complaint that, among other things, added the Company’s former chief financial officer as a defendant. As in the original complaint, the allegations in the Amended Complaint relate to the subject matter of the concluded SEC investigation described in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended January 3, 2021. The Company has filed a motion to dismiss the Amended Complaint in its entirety, and that motion is pending with the Court. The Company believes the putative class action is without merit and that the Company has good defenses to it. The Company intends to defend itself vigorously against the action.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 3, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended July 4, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Disclosure Pursuant to Section 13(r) to the Securities Exchange Act of 1934

On May 12, 2020, the Company disclosed in its quarterly filing a shipment of carpet samples by a non-U.S. affiliate to Iran and a related voluntary disclosure filed with the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). The disclosure was made pursuant to Section 13(r), which requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, including, among other matters, transactions or dealings relating to the Government of Iran. Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law. On May 19, 2021, the Company received a Cautionary Letter from OFAC, which concludes the voluntarily disclosure process without imposition of any penalty on the Company by OFAC.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 4, 2021, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 10, 2021	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)